Form 10-K405
period 1996-12-31
ENTERBANK HOLDINGS INC
filed 1997-03-31
CIK 1025835

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]
      For the fiscal year ended December 31, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from      to

     Commission file number 333-14737

                            ENTERBANK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                43-1706259
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

     150 NORTH MERAMEC, CLAYTON, MO                       63105
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 314-725-5500
                              --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No       (This is the first filing for the Company required
   -------       -----
by the Securities and Exchange Act of 1934)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1997:
                   Common Stock, par value $.01, $26,832,360

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1997:
           Common Stock, par value $.01, 2,113,972 shares outstanding


================================================================================

                   ENTERBANK HOLDINGS, INC.
               1996 ANNUAL REPORT ON FORM 10-K

                                                        Page
                                                        ----
     Selected Financial Data                               1

     Business                                              2

     Market for Common Stock                               5

     Description of Capital Stock                          6

     Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                        6

     Supervision and Regulation                           20

     Management of the Company                            22

     Beneficial Ownership                                 26

     Certain Transactions                                 27

     Independent Auditors' Report                         28

     Consolidated Financial Statements                    29

     Signatures                                           50

     Exhibit Index                                        51

                                      SUMMARY OF SELECTED FINANCIAL DATA
                                                                    Year Ended December 31,
                                                    --------------------------------------------------------
                                                      1996        1995        1994        1993        1992
                                                    --------    --------    --------    --------    --------
                                               (Dollars and number of shares in thousands, except per share data)
STATEMENT OF INCOME DATA
    Interest income                                 $ 12,554    $ 10,914    $  7,374    $  5,770    $  5,297
    Interest expense                                   5,569       4,887       2,570       2,083       2,355
    Net interest income                                6,985       6,027       4,804       3,687       2,942
    Provision for possible loan losses                   345         631         450         162         181
    Net interest income after provision
     for possible loan losses                          6,640       5,396       4,354       3,525       2,761
    Noninterest income                                 1,239         836         805         744         652
    Noninterest expense                                5,146       4,187       3,551       3,106       2,623
    Income before income tax expense                   2,733       2,045       1,608       1,163         790
    Income tax expense                                 1,031         741         607         411         285
    Net income                                         1,702       1,304       1,001         752         505
    Net income per common share                         0.98        0.79        0.62        0.48        0.33
    Cash dividends per common share                     0.08        0.07        0.06        0.05         --
    Weighted average common shares and
     common stock equivalents outstanding              1,731       1,650       1,601       1,555       1,530

BALANCE SHEET DATA
    Cash and due from banks                         $  9,261    $  8,110    $  5,930    $  4,872    $  2,650
    Federal funds sold                                23,250      16,230      11,300      10,125       9,450
    Investments in debt securities:
      Available for sale                              14,006      16,065      15,740       2,999         --
      Held to maturity                                 1,240         842         802       6,680       6,620
    Total investments                                 15,246      16,907      16,542       9,679       6,620
    Loans, less unearned loan fees                   134,133     110,464      85,687      72,215      57,553
    Allowance for loan losses                          1,765       1,400       1,000         722         606
    Total assets                                     184,584     153,706     122,212      99,266      79,398
    Total deposits                                   168,961     141,140     104,799      89,113      69,612
    Notes payable                                        300         --          --          --          --
    Shareholders' equity                              14,758      12,052      10,781       9,943       9,264
    Book value per common share                         8.88        8.24        7.38        6.81        6.35
    Tangible book value per common share                8.84        8.19        7.38        6.81        6.34


SELECTED RATIOS
    Return on average assets                            1.12%       0.99%       0.96%       0.84%       0.66%
    Return on average equity                           12.73       11.13        9.71        7.83        5.62
    Total capital to risk-adjusted assets              11.53       11.40       11.75       14.12       15.61
    Net yield on average earning assets                 8.90        9.00        7.78        7.14        7.63
    Cost of interest-bearing liabilities                4.89        4.94        3.36        3.11        4.10
    Net interest margin                                 4.96        4.98        5.07        4.57        4.24
    Nonperforming loans as a percent of loans           0.12        0.10        0.00        0.78        0.91
    Nonperforming assets as a percent of assets         0.56        0.64        1.45        2.08        2.58
    Net loan charge offs (recoveries)
     as a percent of average loans                     (0.02)       0.24        0.23        0.07        0.25
    Allowance for possible loan losses as
     a percent of net loans                             1.32        1.27        1.17        1.00        1.05
    Leverage ratio                                      7.96        7.81        8.89       10.02       11.66

                                    BUSINESS
                                    --------

Enterbank Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 30, 1994, and was formed for the sole purpose of providing a holding company structure for the ownership of Enterprise Bank, a Missouri banking corporation. The Company acquired Enterprise Bank (the "Bank") through a tax-free exchange by Bank shareholders in May 1995. The bank holding company ownership structure gives the Bank a source of capital and financial strength and allows the organization some flexibility in expanding the products and services offered to clients.

The Bank began operations on May 9, 1988 as a newly formed and chartered Missouri financial institution. Commercial banking services have been provided to Bank customers from a single location in the City of Clayton, St. Louis County, Missouri. During 1996, the Bank received regulatory approval for two additional facilities located in St. Charles County and the City of Sunset Hills. Currently operating from temporary locations, these new offices in St. Charles and Sunset Hills are expected to be fully operational in their new locations in June 1997 and August 1997, respectively.

The Company organized Enterprise Capital Resources, Inc. ("Capital Resources") in 1995 as a wholly-owned subsidiary to provide merchant banking services to closely-held businesses and their owners. Capital Resources formed a wholly-owned subsidiary, Enterprise Capital Management, Inc. ("Capital Management"), which manages and acts as the general partner of The Enterprise Fund, L.P., a licensed Small Business Investment Company ("SBIC") under the regulations of the Small Business Administration, providing venture capital to growing companies.

As used herein, unless the context indicates otherwise, the term "Company" refers to Enterbank Holdings, Inc. Enterprise Bank is referred to herein as the "Bank". Enterbank Holdings, Inc. and all of its subsidiaries are
referred collectively as the "Organization"     .

The Company's executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company's telephone number is (314) 725-5500.

STRATEGY

The Company's strategy is to provide a complete range of financial services designed to appeal to closely-held businesses and their owners and employees, and to professional persons in the St. Louis metropolitan area, consisting of the City of St. Louis, Missouri, the Missouri counties of St. Louis, St. Charles, Jefferson, Franklin, Lincoln and Warren and the Illinois county of St. Clair. The Company's goal is to grow its operations within its defined market niche by being well-managed, well-capitalized, and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals for such growth can be accomplished while providing attractive returns on Shareholders' equity. Operations growth and return on Shareholders' equity are the financial measures the Company considers most critical in measuring success.

The Company currently delivers a full range of commercial banking services to the closely-held business market through the Bank, which was founded in 1988. Merchant banking and venture capital services are conducted through Capital Resources and Capital Management. The Company plans to continue to expand the range of services it provides within its market niche while expanding the base of customers to which it provides its current services.

THE BANK

The Bank offers a broad range of commercial and personal banking services to its customers. Loans include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate and a small amount of consumer loans. Other services include cash management services, safe-deposit boxes, and lock boxes.

The Company's primary source of funds has historically been customer deposits. The Company offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order to withdrawal accounts and individual retirement accounts. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types of maturities or deposits.

Management believes the Bank is able to compete effectively in its market because: the Company's officers and senior management maintain close working relationships with their commercial customers and their businesses; the Bank's management structure enables it to react more quickly to customer requests for deposit services and loan requests than larger competitors; the Bank's management and officers have significant experience in the communities serviced by the Bank; the Company's focus on the closely-held business and professional market; and industry consolidation has resulted in fewer independent banks and fewer banks serving the Bank's target market niche. Management believes the Bank is the only bank in its market area whose primary strategy is to focus on closely-held businesses, and their owners and employees.

The Bank's historical growth strategy has been both customer and asset driven. The Bank continuously seeks to add customers that fit its target market. This strategy has enabled the Bank to attract customers whose borrowing needs have grown along with the Bank's increasing capacity to fund loan requests. Additionally, the Bank has increased its loan portfolio based on lending opportunities developed by calling officers, which meet the Bank's underwriting standards. The Bank funds its loan growth by attracting deposits from its business and professional customers and by attracting wholesale deposits which are considered stable deposit sources and which are priced at levels below the Bank's alternative cost of borrowing funds.

The Bank's operating strategy results in efficient operating ratios despite its increasing investment in sales personnel whose goal is to expand the number and depth of the Bank's customer relationships. The Bank can expand its customer relationships and control operating costs by: operating a small number of offices with a high per office asset base; emphasizing commercial loans which tend to be larger in size than retail loans; employing an experienced staff, all of whom are rewarded on the basis of performance and customer service; improving data processing and operational systems to increase productivity and control risk; leasing facilities so that capital can be deployed more effectively to support growth in earning assets; and, outsourcing services where possible.

The Bank has a strong orientation toward commercial banking, with a specific focus on closely-held businesses, and their owners and employees, and professionals located in its target service areas. The Bank stresses personal service, flexibility in structuring loan and deposit relationships to meet the customer's needs, and timely responsiveness to the needs of customers. Senior management of the Bank makes it a practice to maintain close working relationships and personal contact with commercial customers.

The Bank's Board of Directors is comprised primarily of business owners and professionals who fit the target customer profile of the Bank. The Board of Directors takes an active role in the Bank's business development activities and the credit review process. Its input and understanding of the needs of the Bank's current and target customers is considered to be a critical factor in the Bank's past success and its plans for future growth.

The Bank has historically had a low turnover of relationship officers, and its policy is to keep officers assigned to accounts for long periods of time. This practice improves each officer's understanding of clients' businesses and results in knowledgeable credit assessments and superior customer service. Relationship officers are supported by credit analysts and other support personnel who are familiar with each assigned customer, thus creating a team approach to serving a customer's needs. A significant portion of the Bank's new business results from referrals from existing customers.

The Bank's growth in loans and profitability has been due in large measure to its strategy of targeting closely-held businesses, and to the business and personal relationships and long experience of the Bank's management and directors in the St. Louis community.

The Loan Committee of the Bank consists of all members of the Board of Directors, who serve on a rotating basis. All loan requests are initially reviewed by a committee of management officials, which includes among others, the Presidents of all geographic Banking Units and the Chief Executive Officer. This group has authority to approve loans where the aggregate loan balance of all the borrower's loans (including loans to affiliated entities) is less than $400,000. Loan requests where the borrower's aggregate loan balance is above $400,000 are also reviewed and examined by the respective Board Committee of the geographic Banking Unit. Loan requests where the borrower's aggregate loan balance is above $1,500,000 require approval of the Bank's full Board of Directors. Notwithstanding the required Board Committee approvals where the aggregate loan balance is greater than $400,000, all such loans are subsequently reported to the full Board of Directors for review and comment.

MARKET AREAS AND APPROACH TO EXPANSION

The Company plans to expand its Bank operations using its current strategy and delivering its services to new business markets through new facilities located in areas of high growth for the Company's established market niche. Current expansion efforts include the establishment of banking facilities in St. Charles County and Sunset Hills based on the high expectations of growth for those markets and the high concentration of closely-held businesses and professionals in those markets. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, etc. should be made locally by managers who have an equity stake in the Company. See "Management." The Company plans to grow its St. Charles County and Sunset Hills units upon such local involvement and presence. The Company, as part of its expansion effort, plans to continue its strategies of operating a small number of offices with a high per office asset base, emphasizing commercial loans, and employing experienced staff who are rewarded on the basis of performance and customer service.

The following is a list of the Bank's current and planned facilities:

Operating Unit                      Address
--------------                      -------
Current:
Enterprise Bank, Clayton            150 North Meramec, Clayton, Missouri 63105

Planned:
Enterprise Bank, St. Charles<F1>    300 St. Peters Center Blvd., St. Peters, Missouri 63376

Enterprise Bank, Sunset Hills<F2>   3890 South Lindbergh Blvd., Sunset Hills, Missouri 63127

<F1> The St. Charles facility currently operates from a temporary facility located on the site of its permanent location. The facility can make loans, collect deposits, and offers substantially all of the products and services that will be offered from the Bank's permanent facility. The targeted opening date for the permanent facility is June of 1997.

<F2> The Sunset Hills facility has received approval from the Missouri
Commissioner of Finance and the FDIC. The permanent facility of the Sunset Hills branch is expected to be open in August of 1997.

On March 19, 1997, the Board of Directors of the Company approved an investment of $510,000 in City Bancorp, a proposed Missouri bank holding company. The $510,000 investment represents the purchase of 5,000 units. Each unit consists of one share of common stock (purchased for $100) and one warrant (purchased for $2) to purchase one additional share of common stock for $102 per share. City Bancorp is the proposed holding company for a proposed newly chartered Missouri state bank which will be located in Springfield, Missouri. The proposed holding company, bank charter and
investment is subject to final regulatory approval.   The Company believes
this investment will provide an opportunity to participate in the growing Springfield market by affiliating with an organization with a philosophy similar to its own. The management of City Bancorp consists of individuals with whom Company's management has worked with in the past and has a good reputation in the banking industry.

ENTERPRISE CAPITAL RESOURCES

Capital Resources, a wholly-owned subsidiary of the Company, was organized in 1995 to provide merchant banking services to closely-held businesses and their owners as part of the Company's overall strategy to deliver financial services to that market. Operations to date have consisted of the formation of an SBIC which is managed by Capital Management a wholly-owned subsidiary of Capital Resources, and, to a lesser extent, fee-based services related to capital formation and company acquisition. Capital Management acts as the general partner of The Enterprise Fund, a licensed SBIC formed in 1995 under the regulations of the Small Business Administration ("SBA"). The
Enterprise Fund provides venture capital to growing companies in need of additional capital which qualify under the SBA's definition of a small business eligible for investment by an SBIC. The Enterprise Fund may also participate in certain qualifying management buy-out situations involving companies eligible for investment by an SBIC. The Enterprise Fund began its operations in the fourth quarter of 1995. The Fund's committed capital is approximately $10.4 million, of which $1 million was committed by the Company as a limited partner. Capital Management collects annual management fees of 2% of committed capital, plus an incentive payment based upon the investment results achieved over the ten year life of Enterprise Fund.

INVESTMENTS

The Company's investment policy is designed: to enhance net income and return on equity through prudent management of risk; to ensure liquidity for cash-flow requirements; to help manage interest rate risk; to ensure collateral is available for public deposits, advances and repurchase agreements; and to manage asset diversification. The Company, through its Asset/Liability Management Committee ("ALCO"), monitors investment activity and manages the Company's liquidity by structuring the maturity dates of the Company's investments to maintain necessary liquidity. However, the primary goal of the Company's investment policy is to maintain an appropriate relationship between assets and liabilities while maximizing interest rates spreads. Accordingly, the ALCO monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds.

FACILITIES

The Company's principal office is located at 150 N. Meramec, Clayton, Missouri 63105. This facility is leased under an agreement that expires in 1999. The operating lease for the Company's principal facility has options to renew the leases for additional periods with future rentals based upon increases in the consumer price index. The lease provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses generally applicable to the leased premises. Rent expense, net of income from the sublet portions of premises, amounted to $241,434, $202,784 and $200,125 in 1996, 1995, and 1994 respectively.

The future minimum rental commitments required under the operating lease for 150 N. Meramec are as follows:

      1997      307,068
      1998      307,068
      1999      102,356

The Company has signed preliminary leases for the Sunset Hills and St. Charles locations which are contingent upon completion of construction and final determination of usable space. Both of these buildings are currently under construction and are expected to be completed in mid 1997. The lease payments begin upon completion of the buildings and leasehold improvements. Annual rental expense for the Sunset Hills and St. Charles locations are expected to approximate $176,000 and $172,000, respectively.

EMPLOYEES

At December 31, 1996, the Company had approximately 60 employees, which included 6 part-time employees. None of the Company's employees are covered by a collective bargaining agreement and management believes that its relationship with its employees is good.


                            MARKET FOR COMMON STOCK
                            -----------------------

As of March 15, 1997, the Company had approximately 462 Common Stock shareholders of record. The Common Stock has not been traded on an exchange or in any established public trading market, although there have been a limited number of private transactions in the shares that have been made known to the Company. Based solely on the information made available to the Company from a limited number of buyers and sellers, the Company believes the selling prices for the Common Stock ranged, during 1995, from $11.50 to $12.00 per share and, during 1996, from $13.00 per share to $13.75 per share. There was a single transaction in 1996 between two Directors of the Company at $15.00 per share involving additional consideration beyond the purchase of the stock. There may have been other transactions at other prices not known to the Company.

On February 14, 1997, the Company completed a stock offering of 451,612 shares of Common Stock. These shares were offered to the public at $15.50 per share. The offering allowed for the sale of a minimum of 193,548 shares, or $3,000,000, and a maximum of 451,612 shares, or $7,000,000 in Common Stock. The maximum number of shares was sold at $15.50 per share.

Since the Company does not expect to list its stock on any exchange or seek quotation of its stock on NASDAQ in the near future, no established public trading market for the Common Stock is expected to develop for the foreseeable future.

                          DESCRIPTION OF CAPITAL STOCK
                          ----------------------------

COMMON STOCK

The authorized capital stock of the Company consists of 3,000,000 shares of Common Stock, par value $.01 per share (the "Common Stock"). Holders of shares of the Common Stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors of the Company out of funds legally available therefor. Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote and may cumulate their votes in any election of directors. Holders of Common Stock have no preemptive, conversion, redemption or sinking fund rights. In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

INTRODUCTION

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 1996. Reference should be made to the accompanying consolidated financial statements and the selected financial data presented elsewhere herein for an understanding of the following review.

NET INCOME ANALYSIS

Net income for 1996 was $1,702,000 as compared to $1,304,000 for 1995 and $1,001,000 for 1994. The increase in net income for 1996 as compared to 1995 was due primarily to an increase in non interest income and a lower provision for loan losses. Noninterest income increased $404,000 in 1996 compared to 1995. Provision expense decreased $286,000 from $631,000 in 1995 to $345,000 in 1996. The increase in net income for 1995 as compared to 1994 was primarily due to a $1,224,000 increase in net interest income, partially offset by a $636,000 increase in noninterest expense.

NET INTEREST INCOME

The largest component of the Company's net income is net interest income. The Company's net interest income (expressed on a tax-equivalent basis) increased by 16% to $7,026,000 during 1996 after an increase of 25% in 1995. The net interest margin was 4.96% in 1996 as compared to 4.98% and 5.07% in 1995 and 1994, respectively.

Average loans as a percent of total assets increased from 71.84% to 79.14% from 1995 to 1996. For the same period, the yield on average loans decreased from 9.92% to 9.47%. This decrease in loan yield offset the margin benefits obtained by increasing the loan to asset ratio during the same period.

The decrease in the net interest margin during 1995 primarily resulted from the change in the mix of earning assets from higher yielding loans to lower yielding securities and federal funds sold. The Company's average loan to asset ratio decreased to 71.84% from 73.41% for 1995 and 1994, respectively. The Company also increased its average yield on earning assets from 7.78% in 1994 to 9.00% in 1995. For the same periods, the average cost of interest-bearing liabilities increased from 3.36% to 4.94%, primarily resulting from a general rise in the interest rate environment. The Company's average federal funds sold position increased from $8,603,000 in 1994 to $12,837,000 in 1995. This shift in asset mix further impacted the net interest margin.

During 1996, an increase in the average volume of earning assets caused an increase in interest income of $2,172,000. Interest income decreased $505,000 due to a decrease in rates on earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and notes payable resulted in an increase in interest expense of $812,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $130,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 1996 as compared to 1995 increased interest income by $1,667,000 while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $682,000.

During 1995, an increase in the average volume of earning assets caused an increase in interest income of $2,146,000. Additionally, interest income increased $1,398,000 due to an increase in rates on earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and federal funds purchased resulted in an increase in interest expense of $1,132,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in an increase in interest expense of $1,185,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 1995 as compared to 1994 increased interest income by $3,544,000 while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $2,317,000.


The following table presents, on a tax equivalent basis for the periods indicated, certain information related to the Company's average balance sheet items or accounts and its average yield on assets and average cost of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from quarterly averages, which are indicative of daily averages.














              REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY

                                                                                   Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                                            1996
                                                                    ------------------------------------------------------
                                                                                   Percent       Interest          Average
                                                                    Average        of Total       Income/          Yield/
                                                                    Balance         Assets        Expense           Rate
                                                                    -------        --------      --------          -------
                                                                                    (Dollars in Thousands)
Interest-earning assets:
   Loans <F1>                                                      $120,849          79.14%       $11,449           9.47%
   Taxable investments in debt securities                            12,300           8.05            693           5.63
   Nontaxable investments in debt securities <F2>                       860           0.56             57           6.63
   Federal funds sold                                                 7,526           4.93            396           5.26
   Certificates of deposit                                              --             --               0           0.00
                                                                   --------         ------        -------           ----
      Total interest-earning assets                                 141,535          92.68         12,595           8.90
                                                                                                  -------           ====
Noninterest-earning assets:
   Cash and due from banks                                            8,686           5.69
   Office equipment and leasehold improvements                        1,789           1.17
   Prepaid expenses and other assets                                  2,215           1.45
   Allowance for loan losses                                         (1,520)         (0.99)
                                                                   --------         ------
      Total Assets                                                 $152,706         100.00%
                                                                   ========         ======

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Interest-bearing transaction accounts                           $ 13,180           8.63%       $   332           2.52%
   Money market                                                      44,710          29.28          2,007           4.49
   Savings                                                            1,105           0.72             33           2.99
   Certificates of deposit                                           54,756          35.86          3,181           5.81
   Notes payable                                                        205           0.13             15           7.35
   Federal funds purchased                                               18           0.01              1           5.56
                                                                   --------         ------        -------           ----
      Total interest-bearing liabilities                            113,974          74.63          5,569           4.89
                                                                                                  -------           ====
Noninterest-bearing liabilities:
   Demand deposits                                                   24,427          16.00
   Other liabilities                                                    932           0.61
                                                                   --------         ------

      Total liabilities                                             139,333          91.24
      Shareholders' equity                                           13,373           8.76
                                                                   --------         ------
      Total liabilities and shareholders' equity                   $152,706         100.00%
                                                                   ========         ======
Net interest income                                                                               $ 7,026
                                                                                                  =======
Net interest margin                                                                                                 4.96%
                                                                                                                    ====

                                                                                   Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                                            1995
                                                                    ------------------------------------------------------
                                                                                   Percent       Interest          Average
                                                                    Average        of Total       Income/          Yield/
                                                                    Balance         Assets        Expense           Rate
                                                                    -------        --------      --------          -------
                                                                                    (Dollars in Thousands)
Interest-earning assets:
   Loans <F1>                                                      $ 94,737          71.84%       $ 9,394           9.92%
   Taxable investments in debt securities                            13,093           9.93            745           5.69
   Nontaxable investments in debt securities <F2>                       687           0.52             42           6.11
   Federal funds sold                                                12,837           9.73            745           5.80
   Certificates of deposit                                               63           0.05              2           3.17
                                                                   --------         ------        -------           ----
      Total interest-earning assets                                 121,417          92.07         10,928           9.00
                                                                                                  -------           ====
Noninterest-earning assets:
   Cash and due from banks                                            7,856           5.96
   Office equipment and leasehold improvements                          766           0.58
   Prepaid expenses and other assets                                  3,025           2.30
   Allowance for loan losses                                         (1,196)         (0.91)
                                                                   --------         ------
      Total Assets                                                 $131,868         100.00%
                                                                   ========         ======

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Interest-bearing transaction accounts                           $ 14,002          10.62%       $   352           2.51%
   Money market                                                      38,084          28.88          1,741           4.57
   Savings                                                            1,068           0.81             32           3.00
   Certificates of deposit                                           45,669          34.63          2,760           6.04
   Notes payable                                                        --             --             --             --
   Federal funds purchased                                               41           0.03              2           4.88
                                                                   --------         ------        -------           ----
      Total interest-bearing liabilities                             98,864          74.97          4,887           4.94
                                                                                                  -------           ====
Noninterest-bearing liabilities:
   Demand deposits                                                   20,532          15.57
   Other liabilities                                                    755           0.57
                                                                   --------         ------
      Total liabilities                                             120,151          91.11
      Shareholders' equity                                           11,717           8.89
                                                                   --------         ------
      Total liabilities and shareholders' equity                   $131,868         100.00%
                                                                   ========         ======
Net interest income                                                                               $ 6,041
                                                                                                  =======
Net interest margin                                                                                                 4.98%
                                                                                                                    ====


                                                                                   Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                                            1994
                                                                    ------------------------------------------------------
                                                                                   Percent       Interest          Average
                                                                    Average        of Total       Income/          Yield/
                                                                    Balance         Assets        Expense           Rate
                                                                    -------        --------      --------          -------
                                                                                    (Dollars in Thousands)
Interest-earning assets:
   Loans <F1>                                                      $ 76,263          73.41%       $ 6,612           8.67%
   Taxable investments in debt securities                             9,407           9.06            369           3.92
   Nontaxable investments in debt securities <F2>                       561           0.54             33           5.88
   Federal funds sold                                                 8,603           8.28            367           4.27
   Certificates of deposit                                               98           0.09              3           3.06
                                                                   --------         ------        -------           ----
      Total interest-earning assets                                  94,932          91.38          7,384           7.78
                                                                                                  -------           ====
Noninterest-earning assets:
   Cash and due from banks                                            6,430           6.19
   Office equipment and leasehold improvements                          629           0.61
   Prepaid expenses and other assets                                  2,773           2.67
   Allowance for loan losses                                           (879)         (0.85)
                                                                   --------         ------
      Total Assets                                                 $103,885         100.00%
                                                                   ========         ======

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Interest-bearing transaction accounts                            $14,226          13.69%       $   292           2.05%
   Money market                                                      33,548          32.29          1,053           3.14
   Savings                                                            1,275           1.23             33           2.59
   Certificates of deposit                                           27,440          26.41          1,190           4.34
   Notes payable                                                        --             --             --             --
   Federal funds purchased                                               36           0.03              2           5.56
                                                                   --------         ------        -------           ----
      Total interest-bearing liabilities                             76,525          73.65          2,570           3.36
                                                                                                  -------           ====
Noninterest-bearing liabilities:
   Demand deposits                                                   16,686          16.07
   Other liabilities                                                    369           0.36
                                                                   --------         ------
      Total liabilities                                              93,580          90.08
      Shareholders' equity                                           10,305           9.92
                                                                   --------         ------
      Total liabilities and shareholders' equity                   $103,885         100.00%
                                                                   ========         ======
Net interest income                                                                               $ 4,814
                                                                                                  =======
Net interest margin                                                                                                 5.07%
                                                                                                                    ====

----------------------
<F1> Average balances include non=accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $474,000, $385,000, and $293,000 for 1996, 1995, and 1994, respectively.
<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                       1996 Compared to 1995              1995 Compared to 1994

                                                    Increase (Decrease) Due to          Increase (Decrease) Due to
                                                  ------------------------------      ------------------------------
                                                  Volume<F1>   Rate<F2>      Net      Volume<F1>   Rate<F2>      Net
                                                  ----------   --------      ---      ----------   --------      ---
                                                                         (Dollars in Thousands)
Interest earned on:
   Loans                                           $2,490      $ (435)     $2,055      $1,746      $1,036      $2,782
   Taxable investments in debt securities             (45)         (7)        (52)        175         201         376
   Nontaxable investments in debt
    securities <F3>                                    14           1          15           8           1           9
   Federal funds sold                                (285)        (64)       (349)        218         160         378
   Certificates of deposit                             (2)         --          (2)         (1)         --          (1)
                                                   ------      ------      ------      ------      ------      ------
    Total interest-earning assets                  $2,172        (505)      1,667       2,146       1,398       3,544
                                                   ------      ------      ------      ------      ------      ------

Interest paid on:
   Interest-bearing transaction accounts           $  (21)          1         (20)         (5)         65          60
   Money market                                       298         (32)        266         157         531         688
   Savings                                              1          (0)          1          (6)          5          (1)
   Certificates of deposit                            520         (99)        421         986         584       1,570
   Notes payable                                       15          --          15          --          --          --
   Federal funds purchased                             (1)         --          (1)         --          --          --
                                                   ------      ------      ------      ------      ------      ------
   Total interest-bearing liabilities                 812        (130)        682       1,132       1,185       2,317
                                                   ------      ------      ------      ------      ------      ------
Net interest income                                $1,360      $ (375)     $  985      $1,014      $  213      $1,227
                                                   ======      ======      ======      ======      ======      ======

<F1> Change in volume multiplied by yield/rate of prior period.
<F2> Change in yield/rate multiplied by volume of prior period.
<F3> Nontaxable investments in debt securities are presented on a fully tax-
     equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.


LOAN PORTFOLIO

Loans, as a group, are the largest asset and the primary source of interest income for the Company. Diversification among different categories of loans reduces the risks associated with any single type of loan. The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:

                                                                             December 31,
                                                 ---------------------------------------------------------------------
                                                         1996                    1995                   1994
                                                 ---------------------   ---------------------    --------------------
                                                              Percent                 Percent                 Percent
                                                              Of Total                Of Total                Of Total
                                                  Amount       Loans      Amount        Loans     Amount        Loans
                                                  ------       -----      ------        -----     ------        -----
                                                                        (Dollars in Thousands)
Commercial and industrial                        $ 43,876       32.71%   $ 43,728       39.59%    $30,001       35.01%
Real estate:
   Commercial                                      24,946       18.60      25,507       23.09      22,333       26.06
   Construction                                    23,362       17.42      11,634       10.53      10,186       11.89
   Residential                                     37,449       27.92      24,537       22.21      21,483       25.07
Consumer and other                                  4,500        3.35       5,058        4.58       1,684        1.97
                                                 --------      ------    --------      ------     -------      ------
   Total Loans                                   $134,133      100.00%   $110,464      100.00%    $85,687      100.00%
                                                 ========      ======    ========      ======     =======      ======

The Company's subsidiary bank grants commercial, residential and consumer loans primarily in the St. Louis metropolitan area. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is secured by real estate. As of December 31, 1996, $85,756,588 in loans, or 64% of the loan portfolio, involved real estate as part or all of the collateral package. Of these loans, $32,642,702, or 38%, were personal and business loans and loans on owner-occupied properties. Management views these types of loans as having less risk than traditional real estate loans because the primary source of repayment for the loans is not dependent upon the cash flow or sale of the real estate securing the loans. When evaluating the appropriateness of the allowance for loan losses, these loans are evaluated based on commercial considerations such as the financial condition, cash flow and income of the borrower as well as the value of all collateral securing the loans, including the market value of any real estate securing the loan.

The following table sets forth the interest rate sensitivity of the loan portfolio at December 31, 1996:

                                                                           Loans Maturing or Repricing
                                                               -----------------------------------------------------
                                                                                After One
                                                                  In One         Through          After
                                                               Year or Less     Five Years      Five Years     Total
                                                               ------------     ----------      ----------     -----
                                                                                 (Dollars in Thousands)
FIXED RATE LOANS
----------------
Commercial and industrial                                       $  3,055          5,667             15          8,737
Real estate:
   Commercial                                                      3,917         10,907            198         15,022
   Construction                                                       --             --             --             --
   Residential                                                     2,644         10,630             91         13,365
Consumer and other                                                   392            688              7          1,087
                                                                --------         ------            ---        -------
      Total                                                     $ 10,008         27,892            311         38,211
                                                                ========         ======            ===        =======
VARIABLE RATE LOANS
-------------------

Commercial and industrial                                       $ 35,139             --             --         35,139
Real estate:
   Commercial                                                      9,924             --             --          9,924
   Construction                                                   23,362             --             --         23,362
   Residential                                                    24,084             --             --         24,084
Consumer and other                                                 3,413             --             --          3,413
                                                                --------         ------            ---        -------
      Total                                                     $ 95,922              0              0         95,922
                                                                ========         ======            ===        =======

TOTAL LOANS
-----------

Commercial and industrial                                       $ 38,194          5,667             15         43,876
Real estate:
   Commercial                                                     13,841         10,907            198         24,946
   Construction                                                   23,362             --             --         23,362
   Residential                                                    26,728         10,630             91         37,449
Consumer and other                                                 3,805            688              7          4,500
                                                                --------         ------            ---        -------
      Total                                                     $105,930         27,892            311        134,133
                                                                ========         ======            ===        =======

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense was $345,000, $631,000 and $450,000 in 1996, 1995 and 1994, respectively. Although the Company has not experienced significant loan losses with any one particular category or class of loans, management remains cognizant of the credit risks associated with the business and the Company's increase in loan volume. The Company has charged-off a total of $434,000 in principal from January 1, 1994 through December 31, 1996. Total recoveries for the same period are $51,000, resulting in a three year net charge-off experience of $383,000, or 0.13% per year of average loans for the same period.

The allowance for loan losses is maintained at a level considered adequate to provide for potential losses. The provision for loan losses is based on a periodic analysis which considers, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on identified problem loans, an overall unallocated allowance is established to provide for unidentified credit losses inherent in the portfolio. As adjustments to the allowance for loan losses become necessary, they are reflected in the results of operations in the periods in which they become known.

Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

While the Company has benefited from very low historical net charge-off experience during an extended period of rapid loan growth, management remains cognizant that historical loan loss and nonperforming asset experience may not be indicative of future results. If the experience were to deteriorate and additional provisions for loan losses were required, future operating results would be negatively impacted. Both management and the Board of Directors continually monitor changes in asset quality, market conditions, concentration of credit and other factors which impact the credit risk associated with the Company's loan portfolio.

Continued quality of the loan portfolio and net recoveries of $20,000 allowed the Company to decrease the provision for loan losses in 1996 from amounts provided in 1995 while maintaining an adequate allowance for loan losses. The allowance for loan losses increased $365,000 to $1,765,000 during 1996 to account for loan growth of $24 million and continued asset quality. During the same period, impaired loans decreased from $1,055,000 to $636,000 while non performing loans increased from $107,000 to $161,000 and the allowance for loan losses to non-performing loans decreased from 1,308% to 1,096%.

As of December 31, 1996 and 1995, the Company had eight and five impaired loans in the amount of $636,000 and $1,055,000 respectively, all of which are considered potential problem loans. Non-performing assets increased from $988,000 as of December 31, 1995 to $1,035,000 as of December 31, 1996.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                                              December 31,
                                                                --------------------------------------
                                                                  1996           1995           1994
                                                                --------       --------       --------
                                                                        (Dollars in Thousands)
   Non-accrual loans                                            $    131       $    107       $    --
   Loans past due 90 days or more
     and still accruing interest                                      30            --             --
   Restructured loans                                                --             --             --
                                                                --------       --------       --------
     Total nonperforming loans                                       161            107            --
   Foreclosed property                                               874            881          1,776
                                                                --------       --------       --------
   Total nonperforming assets                                   $  1,035       $    988       $  1,776
                                                                ========       ========       ========

   Total assets                                                 $184,584       $153,706       $122,212
   Total loans                                                   134,133        110,464         85,687
   Total loans plus foreclosed property                          135,007        111,345         87,463

   Nonperforming loans to loans                                     0.12%          0.10%          0.00%
   Nonperforming assets to loans plus
     foreclosed property                                            0.77           0.89           2.03
   Nonperforming assets to total assets                             0.56           0.64           1.45

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance that have been charged to expense:

                                                                             December 31,
                                                                --------------------------------------
                                                                  1996           1995           1994
                                                                --------       --------        -------
                                                                         (Dollars in Thousands)
   Allowance at beginning of period                             $  1,400       $  1,000        $   722
                                                                --------       --------        -------
   Loans charged off:
     Commercial and industrial                                        --             19             45
     Real estate:
       Commercial                                                     --            118            132
       Construction                                                   --             --             --
       Residential                                                    --            106             --
     Consumer and other                                               --             --             14
                                                                --------       --------        -------
       Total loans charged off                                        --            243            191
                                                                --------       --------        -------
   Recoveries of loans previously charged off
     Commercial and industrial                                        --             --             18
     Real estate:
       Commercial                                                      4             12             --
       Construction                                                   --             --             --
       Residential                                                    15             --             --
     Consumer and other                                                1             --              1
                                                                --------       --------        -------
       Total recoveries of loans previously charged off               20             12             19
                                                                --------       --------        -------
       Net loans charged off (recovered)                             (20)           231            172
                                                                --------       --------        -------
   Provisions charged to operations                                  345            631            450
                                                                --------       --------        -------
   Allowance at end of period                                   $  1,765       $  1,400        $ 1,000
                                                                ========       ========        =======

   Average loans                                                 120,849         94,737         76,263
   Total loans                                                   134,133        110,464         85,687
   Nonperforming loans                                               161            107             --

   Net charge-offs (recoveries) to average loans                   (0.02)%         0.24%          0.23%
   Allowance for loan losses to loans                               1.32           1.27           1.17
   Allowance for loan losses to nonperforming loans             1,096.27        1308.41            N/A

The following table sets forth the allocation of the allowance for loan losses by loan category as an indication of the estimated risk of loss for each loan type. The unallocated portion of the allowance is intended to cover loss exposure related to potential problem loans for which no specific allowance has been estimated and for the possible risks in the remainder of the loan portfolio.

                                                                                 December 31,
                                                  -----------------------------------------------------------------------
                                                            1996                    1995                   1994
                                                  ----------------------   ----------------------  ----------------------
                                                             Percent of               Percent of              Percent of
                                                             Category to              Category to             Category to
                                                  Allowance  Total Loans   Allowance  Total Loans  Allowance  Total Loans
                                                  ---------  -----------   ---------  -----------  ---------  -----------
                                                                            (Dollars in Thousands)
   Commercial and industrial                       $  423       32.71%     $  348       39.59%      $  247       35.01%
   Real estate:
    Commercial                                        253       18.60         264       23.09          218       26.06
    Construction                                      413       17.42          93       10.53           69       11.89
    Residential                                       381       27.92         510       22.21          350       25.07
   Consumer and other                                  56        3.35          44        4.58           16        1.97
   Not allocated                                      239         --          140          --          100          --
                                                   ------      ------      ------      ------       ------      ------
     Total                                         $1,765      100.00%     $1,400      100.00%      $1,000      100.00%
                                                   ======      ======      ======      ======       ======      ======


The above allocation by loan category does not mean that actual loan charge-offs will be incurred in the categories indicated. The risk factors considered in determining the above allocation are the same as those used when determining the overall level of the allowance.

The Company's policy is to discontinue the accrual of interest on loans when principal or interest is due and has remained unpaid for 90 days or more.

NONINTEREST INCOME

The following table depicts the annual changes in various noninterest income categories:

                                                    1995 versus 1996                            1994 versus 1995
                                           -----------------------------------          ---------------------------------
                                           % Change     1996             1995           % Change       1995         1994
                                           --------     ----             ----           --------       ----         ----
Capital Resources management fee             111%    $  208,100         98,675            100%       $ 98,675          --
Service charges on deposit accounts           (2)       129,414        131,640            (22)        131,640     168,018
Credit card merchant income                    7        600,981        562,449             29         562,449     434,991
Gain on sale of credit card operation        100        320,000             --             --              --          --
Investment in the Enterprise
     Fund L.P.                               662        (62,690)        (8,222)          (100)         (8,222)         --
Other noninterest income                     (15)        43,987         51,729            (74)         51,729     202,254
                                             ---     ----------        -------           ----        --------     -------
     Total noninterest income                 48     $1,239,792        836,271              4        $836,271     805,264
                                             ===     ==========        =======           ====        ========     =======

Total noninterest income was $1,239,792 in 1996, representing a 48% increase from 1995. The increase is primarily the result of a $109,425 increase in the management fee earned by Capital Resources and a $320,000 gain on the sale of the credit card operations.

Total noninterest income was $836,271 in 1995, representing a 4% increase from 1994. Capital Resources management fees were $98,675, representing six months of management fees from the Enterprise Fund. Service charges on deposit accounts decreased by $36,378, or 22%, in 1995 due to a general increase in interest rates and a subsequent increase in the earnings credit offsetting the service charges on commercial checking accounts.

NONINTEREST EXPENSE

The following table depicts the annual changes in various noninterest expense categories:

                                                   1995 versus 1996                         1994 versus 1995
                                         ------------------------------------      -------------------------------------
                                         % Change       1996          1995         % Change        1995           1994
                                         --------       ----          ----         --------        ----           ----
Salaries and employee benefits                 40%   $2,865,640     2,042,960            35%    $2,042,960     1,514,073
Occupancy                                      21       333,795       275,179             2        275,179       269,259
FDIC insurance premiums                       (98)        2,000       114,944           (41)       114,944       194,231
Data processing                                18       247,696       209,267            17        209,267       179,066
Credit card merchant expense                   (3)      441,991       455,718            42        455,718       321,217
Other noninterest expense                      15     1,255,212     1,088,655             1      1,088,655     1,072,903
                                         --------    ----------     ---------       -------     ----------     ---------
     Total noninterest expense                 23    $5,146,334     4,186,723            18     $4,186,723     3,550,749
                                         ========    ==========     =========       =======     ==========     =========

Noninterest expense increased $959,611, or 23%, from 1995 to 1996 primarily due to increases in salaries and benefits and occupancy expense. These increases are primarily attributed to additional staff needed for the two planned facilities in St. Charles and Sunset Hills. Increases in data processing and other operating expenses are due to the general growth
experienced by the Company during 1996.   FDIC insurance premiums decreased
98% during the same period.

Noninterest expense increased 18% in 1995 compared to 1994 due primarily to an increase of 35% in salary and benefits expense offset by a decrease in the FDIC insurance premiums.

On August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF) and to keep existing assessment rates intact for members of the Savings Association Insurance Fund
(SAIF). The Company's banking subsidiary is a member of the BIF. Under the reduced assessment rate schedule for the BIF, the best rated institutions will pay an annual rate of four cents per $100.00 of assessable deposits, down from the previous rate of 23 cents per $100.00. The SAIF members will continue to pay the 23 cents per $100.00 of assessable deposits. The reduction in the assessment rate schedule became effective June 1, 1995. In addition, as a result of the continued improvement in the capitalization of the FDIC's BIF, the assessment rate schedule for the best rated BIF members was further reduced to the statutory annual minimum payment of $2,000, effective January 1, 1996.

In response to concerns that the insurance premium disparity between the BIF and the SAIF could have a negative effect on SAIF insured institutions and the SAIF, legislation was enacted by Congress to, among other things, eliminate the deposit insurance premium disparity by merging the BIF and SAIF into a new Deposit Insurance Fund on January 1, 1999. This legislation is not expected to have a significant effect on the Company.

INCOME TAXES

Income tax expense was $1,031,344 for 1996, $741,091 for 1995 and $606,756
for 1994. The effective tax rate was 38%, 36%, 38% for the years ended December 31, 1996, 1995, and 1994, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, and amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

The following table reflects the Company's GAP analysis (rate sensitive assets minus rate sensitive liabilities) as of December 31, 1996:

                                                                   Over        Over
                                                                 3 Months     1 Year
                                                    3 Months    Through 12    Through      After
                                                     or Less      Months      5 Years     5 Years     Total
                                                    --------    ----------    -------     -------     -----
                                                                     (Dollars in thousands)
Assets:
   Investments in debt and equity securities        $  5,506       5,916       3,780          44      15,246
   Loans                                             100,319       5,611      27,892         311     134,133
   Federal funds sold                                 23,250         --          --           --      23,250
                                                    --------     -------      ------      ------     -------
      Total interest-sensitive assets               $129,075      11,527      31,672         355     172,629
                                                    --------     -------      ------      ------     -------
Liabilities:
   Interest-bearing transaction accounts            $ 16,648         --          --          --       16,648
   Savings and money market accounts                  55,668         --          --          --       55,668
   Certificates of deposit                            12,309      48,960       4,238         --       65,507
   Note payable                                          300         --          --          --          300
                                                    --------     -------      ------      ------     -------
      Total interest-sensitive liabilities          $ 84,925      48,960       4,238         --      138,123
                                                    --------     -------      ------      ------     -------
Interest-sensitivity GAP
   GAP by period                                    $ 44,150     (37,433)     27,434         355      34,506
                                                    --------     -------      ------      ------     =======
   Cumulative GAP                                   $ 44,150       6,717      34,151      34,506
                                                    ========     =======      ======      ======
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
   Periodic                                             1.52        0.24        7.47          --        1.25
                                                                                                     =======
   Cumulative GAP                                       1.52        1.05        1.25        1.25
                                                    ========     =======      ======      ======

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis in the near term (three months or less) at December 31, 1996 based on contractual maturities. In this regard, a decrease in the general level of interest rates would generally have a negative effect on the Company's net interest income as the repricing of the larger volume of interest sensitive assets would create a larger reduction in interest revenue as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities. The Company's revenue was also slightly asset sensitive on a one year basis.

The following table summarizes certain trends in the Company's balance sheet during the three-year period ended December 31, 1996:

                                                              December 31,
                                                    --------------------------------
                                                      1996        1995        1994
                                                    -------     --------    --------
                                                          (Dollars in thousands)
   Total assets                                     $184,584    $153,706    $122,212
   Earning assets                                    172,629     143,601     113,627
   Deposits                                          168,961     141,140     104,799
   Loans to deposits                                   79.39%      78.27%      81.76%
   Loans to total assets                               72.67       71.87       70.11
   Investment securities to total assets                8.26       11.00       13.54
   ---------------------------------------------------------------------------------

   Loans                                            $134,150     110,496      85,718
   Unearned loan fees                                    (17)        (32)        (31)
                                                    --------    --------    --------
      Net loans                                     $134,133     110,464      85,687
                                                    ========    ========    ========

   Investment securities -AFS                       $ 14,006      16,065      15,740
   Investment securities -HTM                          1,240         842         802
                                                    --------    --------    --------
      Total investments                             $ 15,246      16,907      16,542
                                                    ========    ========    ========

   Investment securities -AFS                       $ 14,006      16,065      15,740
   Investment securities -HTM                          1,240         842         802
   Fed funds sold                                     23,250      16,230      11,300
   Interest-bearing deposits                              --          --          98
   Loans                                             134,150     110,496      85,718
   Unearned loan fees                                    (17)        (32)        (31)
                                                    --------    --------    --------
         Total earning assets                       $172,629     143,601     113,627
                                                    ========    ========    ========

The ratio of earning assets to total assets remained relatively constant at 93% over the three years ending December 31, 1996. Earning assets increased $29,028,000 and $29,974,000, or 20% and 26% for the years ended December 31, 1996 and 1995, respectively. Total assets increased $30,878,000 and $31,494,000 or 20% and 26% during the same periods.

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

                                                                   December 31,
                         -------------------------------------------------------------------------------------------
                                     1996                             1995                            1994
                         ----------------------------     -----------------------------     ------------------------
                                                              (Dollars in Thousands)

                         Average    Interest              Average    Interest               Average   Interest
                         Balance    Expense      Rate     Balance    Expense       Rate     Balance   Expense   Rate
                         -------    --------     ----     -------    --------      ----     -------   --------  ----
Noninterest-bearing
   demand deposits       $ 24,427       --         --%    $ 20,532       --         --%     $16,686       --     --%
Interest-bearing
   transaction accounts    13,180      332       2.52       14,002      352        2.51      14,226      292    2.05
Money market accounts      44,710    2,007       4.49       38,084    1,741        4.57      33,548    1,053    3.14
Savings accounts            1,105       33       2.99        1,068       32        3.00       1,275       33    2.59
Certificates of deposit    54,756    3,181       5.81       45,669    2,760        6.04      27,440    1,190    4.34
                         --------    -----       ----     --------    -----        ----     -------    -----    ----
                         $138,178    5,553       4.02%    $119,355    4,885        4.09%    $93,175    2,568    2.76%
                         ========    =====       ====     ========    =====        ====     =======    =====    ====

Since inception, the Company has experienced rapid loan and deposit growth primarily due to an aggressive direct calling effort and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally-managed, full service bank. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for four years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $31,152,124 and $16,488,000 of deposits from the national network with the Company as of December 31, 1996 and 1995, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 1996.

            Remaining Maturity                  Amount
            ------------------------------      ------
                    (Dollars in Thousands)
            Three months or less               $ 8,897
            Over three through six months        5,994
            Over six through twelve months       8,156
            Over twelve months                   1,020
                                               -------
                                               $24,067
                                               =======

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

                                                                                 December 31,
                                                     -------------------------------------------------------------------
                                                              1996                   1995                  1994
                                                     ---------------------   ---------------------   -------------------
                                                                 Percent                 Percent               Percent
                                                                 Of Total                Of Total              Of Total
                                                     Amount     Securities   Amount     Securities   Amount   Securities
                                                     ------     ----------   ------     ----------   ------   ----------
                                                                           (Dollars in Thousands)
   U.S. Treasury securities and obligations of U.S.
      government corporations and agencies           $13,850       90.84%    $15,698       92.85%    $15,740     95.15%
   Municipal Bonds                                       891        5.85         792        4.68         746      4.51
   Mortgage-backed securities                             44        0.29          50        0.30          56      0.34
   Federal Home Loan Bank Stock                          461        3.02         367        2.17          --        --
                                                     -------      ------     -------      ------     -------    ------
                                                     $15,246      100.00%    $16,907      100.00%    $16,542    100.00%
                                                     =======      ======     =======      ======     =======    ======

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 115 for which the cumulative effect was recorded on the consolidated balance sheet on that date. On January 1, 1994, debt securities with an amortized cost of $280,553 were classified as "held-to-maturity" securities; debt securities with an amortized cost of $9,398,256 were classified as "available-for-sale" securities; a market valuation account was established for the available-for-sale securities of $44,207 to adjust the recorded balance of such securities at January 1, 1994 to their fair value on that date; a deferred tax asset of $15,030 was recorded for the tax effect of the market valuation account; and the net decrease resulting from the market valuation adjustment at January 1, 1994 was recorded as a separate component of shareholders' equity.

As of December 31, 1995, debt securities with an amortized cost of $841,732 were classified as held-to-maturity securities, debt and equity securities with an amortized cost of $16,102,111 were classified as available-for-sale securities, the market valuation account for the available-for-sale securities was adjusted to $36,910 to decrease the recorded balance of such securities at December 31, 1995 to fair value on that date. The change in the market valuation account and related components resulted from reinvestment of maturing investments at higher market rates in 1995.

As of December 31, 1996, debt securities with an amortized cost of $1,240,183 were classified as held-to-maturity securities; debt and equity securities with an amortized cost of $13,995,643 were classified as available-for-sale securities; the market valuation account for the available-for-sale securities was adjusted to approximately $10,154 to increase the recorded balance of such securities at December 31, 1996 to fair value on that date.

The following table summarizes maturity and yield information on the investment portfolio at December 31, 1996:

                                                          Carrying
                                                            Value                  Yield <F1>
                                                          --------                 ----------
                                                                (Dollars in Thousands)
U.S. Treasury securities and obligations
   of U.S. government corporations and
   agencies
     0 to 1 year                                           $10,861                    5.50%
     1 to 5 years                                            2,989                    5.80
     5 to 10 years                                              --                      --
     No stated maturity                                         --                      --
                                                           -------
       Total                                               $13,850                    5.57%
                                                           =======                    ====
Municipal Bonds
     0 to 1 year                                           $   100                    4.54%
     1 to 5 years                                              791                    6.57
     5 to 10 years                                              --                      --
     No stated maturity                                         --                      --
                                                           -------
       Total                                               $   891                    6.34%
                                                           =======                    ====

Mortgage-backed securities
     0 to 1 year                                           $    --                      --%
     1 to 5 years                                               --                      --
     5 to 10 years                                              --                      --
     No stated maturity                                         44                    6.54
                                                           -------
       Total                                               $    44                    6.54%
                                                           =======                    ====

Federal Home Loan Bank Stock
     0 to 1 year                                           $    --                      --%
     1 to 5 years                                               --                      --
     5 to 10 years                                              --                      --
     No stated maturity                                        461                    6.73
                                                           -------
       Total                                               $   461                    6.73%
                                                           =======                    ====
Total
     0 to 1 year                                           $10,961                    5.50%
     1 to 5 years                                            3,780                    5.96
     5 to 10 years                                              --                      --
     No stated maturity                                        505                    6.71
                                                           -------
       Total                                               $15,246                    5.65%
                                                           =======                    ====

<F1> Weighted average tax-equivalent yield

CAPITAL ADEQUACY

The Company's Shareholders' equity was $14,757,893 at December 31, 1996. This represented an increase of 22.5% over Shareholders' equity at December 31, 1995. The $2,705,746 increase in Shareholders' equity was the result of $1,701,952 in earnings for 1996, a $31,062 increase in the unrealized holding loss on investment securities available-for-sale (adjusted for taxes), a $1,094,280 increase from the exercise of outstanding warrants for common stock, and dividends of $121,548 paid to Shareholders during 1996.

Subsequent to year end, the Company raised an additional $6,999,986, prior to deduction of offering expenses, with the sale of 451,612 shares of Common Stock at $15.50 per share. The offering closed on February 14, 1997.

In April 1996, the Company obtained a $1,000,000 unsecured line of credit. The line of credit is a one year interest only note accruing interest at the prime rate. The outstanding principal balance on the loan as of December 31, 1996 was $300,000 which was repaid subsequent to year end.

Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institutions and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common Shareholders' equity (excluding the unrealized market value adjustments on the available for sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less goodwill and any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                    December 31,
                                           -----------------------------
                                            1996        1995        1994
                                            ----        ----        ----
   Tier I Capital                          10.29%      10.21%      10.76%
   Total Risk Based Capital                11.53       11.40       11.75
   Leverage Ratio                           7.96        7.81        8.89
   Tangible Capital to Assets               8.91        8.72        9.71

Primary capital, a measure of capital adequacy, includes equity capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes. Tangible primary capital represents primary capital reduced by total intangible assets included in the balance sheet. At December 31, 1996, the Company's primary capital was $16,515,992 compared to $13,476,508 and $11,869,178 at December 31, 1995 and 1994, respectively. The
Company's primary capital to asset ratio on a consolidated basis was 8.95%, 8.77%, and 9.71% at December 31, 1996, 1995, and 1994, respectively. The Company's tangible primary capital was $16,461,861, $13,407,369 and $11,869,178 at December 31, 1996, 1995, and 1994, respectively.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

During October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages companies to adopt a new accounting method in 1996 based on the estimated fair value of stock options. The implementation of SFAS 123 did not have a material effect on the Company's financial position or results of operations.

In June 1995, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

The Company does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.

EFFECT OF INFLATION

Persistent high rates of inflation can have a significant effect on the reported financial condition and results of operations of all industries. However, the asset and liability structure of commercial banks is substantially different from that of an industrial company in that virtually all assets and liabilities of commercial banks are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a commercial bank's performance. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity-to-assets ratio.


                     SUPERVISION AND REGULATION
                     --------------------------

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Compliance with the numerous regulations and policies promulgated by the regulatory authorities is a difficult and ever-changing atmosphere in which to operate. The Company and the Bank commit substantial resources in order to comply with these statutes, regulations and policies. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be closely related to banking.

Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (I) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Recent federal legislation permits bank holding companies to acquire control of banks throughout the United States.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under Federal Reserve regulations applicable to the Company, control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities once the Company registers the Common Stock under the Securities and Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a related activity. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include investment in and management of Small Business Investment Companies, making or servicing loans and certain types of leases, engaging in certain insurance and brokerage activities, performing data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in limited projects designed primarily to promote community welfare.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

BANK REGULATION

General. The Company is the holding company for a single state bank. The Bank is not a member of the Federal Reserve system. The Missouri Division of Finance and the FDIC are primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual and quarterly reports to the FDIC and the appropriate agency and the state supervisor.

Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Company has a satisfactory rating under CRA.

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance. The deposits of the Bank are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. An insurance fund (BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires premiums from a depository institution based upon its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.

DIVIDENDS

The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies.

CAPITAL REGULATIONS

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance-sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio, a portion of which must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance-sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

                          MANAGEMENT
                          ----------

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

                           PRESENT POSITION(S)              PRINCIPAL OCCUPATION
NAME AND AGE               WITH THE COMPANY                 DURING PAST 5 YEARS
------------               ----------------                 -------------------
Fred H. Eller, 52          President and Chief Executive    President, Chief Executive Officer and Director of the Company
                           Officer, Director                (since 1995); Chairman of the Board of the Bank (since 1996);
                                                            Chief Executive Officer and Director of the Bank ( since 1988)




Ronald E. Henges, 64       Chairman of the Board, Director  Chief Executive Officer, Creve Coeur Camera (multi-store retailer of camera and video equipment); President and Chief
                                                            Executive Officer of Henges Associates, Inc. (manufacturer and installer of prefabricated wall systems) 1991-1995;
                                                            Chairman of the Board of the Company (since 1995); Chairman of the Board of the Bank, 1988-1996

Kevin C. Eichner, 46       Vice Chairman of the Board,      President, The Financial Collaborative, Inc. (a management
                           Director                         consulting firm); Vice Chairman of the Board of the Company
                                                            (since 1995); Vice Chairman of the Board of the Bank,
                                                            1991-1996

Joseph D. Garea, 42        Chief Financial Officer,         Chief Financial Officer and Director of the Company (since
                           Director, President Enterprise   1996); President, Enterprise Capital Management, Inc. (since
                           Capital Management and           1995); President, Enterprise Capital Resources, Inc. (since
                           Enterprise Capital Resources     1995); Senior Vice President, United Postal Savings,
                                                            1991-1994

Paul R. Cahn, 71           Director                         President, Elan Polo Imports, Inc. (importer of women's and children's casual shoes); Director of the Company (since 1996);
                                                            Director of the Bank, 1991-1993 and 1995-1996

Birch M. Mullins, 53       Director                         President, Baur Properties (developer of commercial real estate properties); Director of the Company (since 1996); Director of the Bank, 1991-1996

Robert E. Saur, 54         Director                         President, Conrad Properties (developer of commercial and
                                                            residential real estate properties); Director of the Company
                                                            (since 1995); Director of the Bank, 1991-1996

Henry D. Warshaw, 43       Director                         Principal, Moneta Group (provides financial planning products and services to individuals); Director of the Company (since
                                                            1996); Director of the Bank, 1991-1996; Chairman of Clayton
                                                            Banking Unit (since 1996)



James L. Wilhite, 63       Director                         President, Stange Corporation (manufacturer of marketing and incentive items); Director of the Company (since 1996); Director of the Bank (since 1996); Chairman of the St. Charles Banking
                                                            Unit (since 1996)

James A. Williams, 44      Director                         President, Sunset Transportation (trucking brokerage and
                                                            consulting firm); Director of the Company (since 1996);
                                                            Director of the Bank (since 1996); Chairman of the Sunset
                                                            Hills Banking Unit (since 1996)

David J. Mishler, 38       President, Clayton Unit,         President of the Clayton Unit of the Bank and Director (since
                           Executive Officer                1996); Vice PResident of the Bank 1991-1996.

James E. Graser, 37        President, Sunset Hills Unit,    President of the Sunset Hills Unit of the Bank and Director
                           Executive Officer                (since 1996); Vice President of the Bank 1991-1996.

Richard C. Leuck, 39       President, St. Charles Unit,     President of the St. Charles Unit of the Bank and Director
                           Executive Officer                (since 1996); President and CHief Executive Officer of
                                                            Duchesne Bank 1994-1996; Senior Lending Officer of Duchesne
                                                            Bank 1991-1994.


All Directors of the Company are elected at the annual meeting of Shareholders and serve until their successors are duly elected and qualified or until their earlier resignation or removal.

The Company has no standing committees. The Bank's standing committees are the audit and the compensation committee and the Bank's entire Board of Directors performs the functions of these Committees.

COMPENSATION OF EXECUTIVE OFFICERS AND OTHERS

The following table shows the compensation paid by the Company or the Bank, to the Company's Chief Executive Officer and each of the other executive officers of the Company or the Bank who earned more than $100,000 per year in compensation for any of the years ended December 31, 1996, 1995 and 1994:

                                           SUMMARY COMPENSATION TABLE
Name and Current Position                                                      Annual Compensation
                                                                                                           Other
                                                                                                          Compen-
                                                                 Year        Salary          Bonus       sation <F1>
                                                                ------     ----------      ---------    ------------

Fred H. Eller                                                    1996      $ 165,000       $ 50,000       $ 10,084
President and Chief Executive Officer                            1995        165,000         64,000          6,950
of the Company, Chairman and Chief                               1994        150,000         23,500          3,640
Executive Officer of the Company

Joseph D. Garea                                                  1996      $ 125,000       $    500       $  5,024
Chief Financial Officer and Director                             1995        100,000          5,000              0
of the Company, President, Enterprise                            1994          8,333              0              0
Capital Resources Inc., President
Enterprise Capital Management, Inc.

David J. Mishler                                                 1996      $ 117,000       $ 35,000       $  7,107
President, Clayton Banking Unit                                  1995        109,000         25,000          4,181
Director of the Bank                                             1994         91,666         15,000          3,431

James E. Graser                                                  1996      $  77,000       $ 22,000       $  4,858
President, Sunset Hills Banking Unit                             1995         77,000         24,500          3,277
Director of the Bank                                             1994         68,500         13,000          2,751

Richard C. Leuck                                                 1996      $  63,750       $ 20,000       $    674
President, St. Charles Banking Unit                              1995              0              0              0
Director of the Bank                                             1994              0              0              0

<F1>  Includes employer matching contribution pursuant to the Company's
      401(k) program and life insurance premiums paid by the Company.

STOCK OPTION PLANS

In 1988 and 1992, the Bank established two Incentive Stock Option Plans pursuant to which certain officers and employees of the Bank received the right to purchase shares of Bank capital stock. Substantially all of the options available under the two initial stock option plans have been granted. Upon formation of the Company and in conjunction with the Company's plan to acquire all of the outstanding common stock of the Bank, the options to purchase Bank capital stock were exchanged for options to purchase an aggregate of 213,000 shares of Company Common Stock.

As a result of those options issued under the 1988 stock option plan, options to purchase 142,000 shares of Common Stock at a price of $5.00 to $7.00 per share are outstanding, all of which are currently exercisable ("1988 Options"). In addition, options to purchase 71,000 shares of Common Stock are currently outstanding, representing those originally issued under the 1992 stock option plan ("1992 Options"). Of the 1992 Options, options to purchase 69,000 shares carry a purchase price of $7.00 per share, of which 51,200 were exercisable as of December 31, 1996, and options to purchase 2,000 shares carry a purchase price of $9.25 per share, of which 800 were exercisable as of December 31, 1996. All of the 1988 Options will expire between May 9, 1998 and December 1, 2002, if not exercised. The expiration dates for the 1992 Options are December 1, 2002 for those with a purchase price of $7.00 per share, and June 15, 2004 for those with a purchase price of $9.25 per share.

In 1996, the Company adopted by shareholder vote a Third Incentive Stock Option Plan ("ISO Plan III"), which sets aside up to 200,000 shares of Company Common Stock to grant options to certain Key Employees of the Company or any of its subsidiaries. There are limitations as to the number of options which may be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The Company believes strongly in motivating its Key Employees by encouraging ownership in the organization. To date, none of the options available under ISO Plan III have been granted. The purchase price for any options granted under ISO Plan III will be determined based upon the market value of the Common Stock at the time such options are granted.

DIRECTORS' COMPENSATION

Non-employee directors of the Company and the Bank receive directors' fees of $200 for each Board of Directors meeting and $50 for each committee meeting they attend.


                  BENEFICIAL OWNERSHIP OF SECURITIES
                  ----------------------------------

The following table provides information concerning those persons known by the Company to be the beneficial owners of 5% or more of its outstanding common stock, each director and executive officer, and all directors and executive officers of the Company as a group as of March 15, 1997. For purposes of the table, a person is deemed to be a beneficial owner of the subject shares if the person has or shares the power to vote or dispose of them.

Beneficial Owner                                             Number of Shares            % Ownership <F1><F2>
--------------------------------------------                 ----------------            --------------------
Fred H. Eller <F3><F5><F6>                                        91,260                         3.95%
Ronald E. Henges <F3><F8>                                         137,14                         5.94%
Kevin C. Eichner <F3>                                              75,19                         3.26%
Joseph D. Garea <F7>                                               5,226                         <F*>
Paul R. Cahn <F4>                                                 67,467                         2.92%
Birch M. Mullins                                                  17,850                         <F*>
Robert E. Saur                                                    39,000                         1.69%
Henry D. Warshaw <F9>                                             17,260                         <F*>
James A. Williams                                                  4,840                         <F*>
James L. Wilhite                                                   8,721                         <F*>
David J. Mishler <F3><F11><F6>                                    36,304                         1.57%
James E. Graser <F3><F10><F6>                                     13,000                         <F*>
Richard C. Leuck                                                   6,591                         <F*>
All Directors and Executive Officers as
   a Group <F6>                                                  519,852                        22.52%

<F*> Less than 1%

<F1>  Percentages are calculated based on 2,307,972 shares which represents
      2,113,972 shares outstanding as of December 31, 1996, plus Options outstanding and exercisable as of December 31, 1996 or within 60 days thereafter totaling 194,000 shares

<F2>  Unless otherwise indicated, the named person has sole voting and dispositive power for all shares shown.
<F3>  Assumes the exercise of Options outstanding and exercisable as of
      December 31, 1996 or within 60 days thereafter, including those beneficially owned by the named person, as follows: Mr. Eichner, 28,000 shares; Mr. Eller, 52,000 shares; Mr. Henges, 28,000 shares;
      Mr. Graser, 8,000 shares; Mr. Mishler, 21,000 shares; all directors and executive officers as a group, 137,000 shares.
<F4>  Excludes 23,980 held by two adult children of Mr. Cahn.  Includes 5,000 shares held in trust for the benefit of Mr. Cahn's spouse, to which Mr. Cahn has voting power; 1,000 shares held in trust for the benefit of Mr. Cahn, to which Mr. Cahn has voting power; and 61,447 shares held of record by Cahn Family Partnership, L.P., to which Mr. Cahn has voting power.
<F5>  Includes 39,240 shares held jointly by Mr. Eller and his spouse.
<F6>  Excludes all of the 13,960 shares held of record by EBSP Partnership in which each of Mr. Eller, Mr. Graser and Mr. Mishler hold a 1/7 partnership interest, but for which none of the named persons holds voting power. Excludes all of the 13,820 shares held of record by EBSP II Partnership in which each of Mr. Eller, Mr. Graser and Mr. Mishler hold a 1/7 partnership interest, but for which none of the named persons holds voting power.
<F7>  Includes 5,226 shares held in trust for the benefit of Mr. Garea, to which Mr. Garea has voting power.
<F8>  Excludes 18,110 shares held by and/or for the benefit of adult children of Mr. Henges. Includes 54,270 shares held of record by MICALA Partnership Ltd., to which Mr. Henges has voting power; 22,285 shares held in an Individual Retirement Account for the benefit of Mr.
      Henges, to which Mr. Henges has voting power; 3,285 shares held in an Individual Retirement Account for the benefit of the spouse of Mr. Henges, to which Mr. Henges has voting power; 3,600 shares held in trust for six minor grandchildren of Mr. Henges, of which the spouse of Mr. Henges is trustee, and to which Mr. Henges has voting power;
      and 25,680 shares held in six separate trusts, each for the benefit of one of the grandchildren of Mr. Henges, to which Mr. Henges has voting power. The address of Mr. Henges of 13398 Conway Road, St. Louis, Missouri 63141.
<F9>  Includes 8,580 shares held in an Individual Retirement Account for the benefit of Mr. Warshaw, to which Mr. Warshaw has voting power; and 8,660 shares held in an Individual Retirement Account for the benefit of the spouse of Mr. Warshaw, to which Mr. Warshaw has voting power.
<F10> Includes 4,999 shares held jointly by Mr. Graser and his spouse.
<F11> Includes 12,672 shares held jointly by Mr. Mishler and his spouse; and
      2,631 shares held in an Individual Retirement Account for the benefit of Mr. Mishler, to which Mr. Mishler has voting power.

                           CERTAIN TRANSACTIONS
                           --------------------

The Company and the Bank have and expect to continue to have banking and other transactions in the ordinary course of business with directors and executive officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such directors or executive officers have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. The Bank is subject to limits on the aggregate amount it can lend to the Bank's and the Company's directors and officers as a group. This limit is currently equal to two times the applicable entity's unimpaired capital and surplus. Loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.

The Company's Clayton banking facility is leased from a limited partnership in which Fred H. Eller, the Company's Chief Executive Officer, is a limited partner and Robert E. Saur, a director of the Company, is a general partner. Rent expense, net of income from the sublet portions of the premises, amounted to $241,434 in 1996.

                        Independent Auditors' Report
                        ----------------------------

The Board of Directors and Shareholders
Enterbank Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Enterbank Holdings, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterbank Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                     /s/ KPMG Peat Marwick



January 24, 1997, except as to note 18,
 which is as of March 19, 1997

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets

                                               December 31, 1996 and 1995

                        Assets                                                    1996              1995
                        ------                                                ------------      ------------
 Cash and due from banks                                                     $   9,261,035     $   8,109,804
 Federal funds sold                                                             23,250,000        16,230,000
 Investments in debt and equity securities:
      Available for sale, at estimated fair value                               14,005,797        16,065,201
      Held to maturity, at amortized cost
          (estimated fair value of $1,239,498 in 1996 and
          $840,566 in 1995)                                                      1,240,183           841,732
                                                                              ------------      ------------
                  Total investments in debt and equity securities               15,245,980        16,906,933
                                                                              ------------      ------------
 Loans, less unearned loan fees                                                134,133,092       110,463,751
      Less allowance for loan losses                                             1,765,000         1,400,000
                                                                              ------------      ------------
                  Loans, net                                                   132,368,092       109,063,751
                                                                              ------------      ------------
 Other real estate owned                                                           874,426           881,072
 Office equipment and leasehold improvements                                     1,119,268           795,377
 Accrued interest receivable                                                       935,864           981,042
 Investment in Enterprise Fund, L.P.                                               550,087            92,278
 Prepaid expenses and other assets                                                 979,361           645,810
                                                                              ------------      ------------
                  Total assets                                               $ 184,584,113     $ 153,706,067
                                                                              ============      ============

              Liabilities and Shareholders' Equity
              ------------------------------------
 Deposits:
      Demand                                                                 $  31,137,649     $  25,432,639
      Interest-bearing transaction accounts                                     16,648,185        21,662,697
      Money market accounts                                                     54,637,747        42,993,844
      Savings                                                                    1,030,346         1,169,242
      Certificates of deposit:
          $100,000 and over                                                     24,067,363        23,285,939
          Other                                                                 41,439,799        26,595,703
                                                                              ------------      ------------
                  Total deposits                                               168,961,089       141,140,064
 Notes payable                                                                     300,000                --
 Accounts payable and accrued expenses                                             565,131           513,856
                                                                              ------------      ------------
                  Total liabilities                                            169,826,220       141,653,920
                                                                              ------------      ------------
 Shareholders' equity:
      Common stock, $.01 par value; authorized 3,000,000 shares;
          issued and outstanding 1,662,360 shares in 1996 and
          1,463,400 shares in 1995                                                  16,624            14,634
      Surplus                                                                    9,595,956         8,503,666
      Retained earnings                                                          5,138,612         3,558,208
      Net unrealized holding gains (losses) on
          available-for-sale securities                                              6,701           (24,361)
                                                                              ------------      ------------
                  Total shareholders' equity                                    14,757,893        12,052,147
                                                                              ------------      ------------

                  Total liabilities and shareholders' equity                 $ 184,584,113     $ 153,706,067
                                                                              ============      ============

See accompanying notes to consolidated financial statements.

                                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Income

                                  Years ended December 31, 1996, 1995 and 1994

                                                                1996              1995              1994
                                                            ------------      ------------      ------------
 Interest income:
      Interest and fees on loans                           $  11,426,260     $   9,393,945     $   6,612,560
      Interest on debt securities:
          Taxable                                                692,742           744,956           369,228
          Nontaxable                                              38,914            27,427            21,624
      Interest on federal funds sold                             396,244           745,044           366,743
      Interest on certificates of deposit                             --             2,464             3,663
                                                            ------------      ------------      ------------
                  Total interest income                       12,554,160        10,913,836         7,373,818
                                                            ------------      ------------      ------------
 Interest expense:
      Interest-bearing transaction accounts                      331,943           351,998           291,801
      Money market accounts                                    2,006,578         1,740,701         1,053,459
      Savings                                                     33,122            31,958            32,936
      Certificates of deposit:
          $100,000 and over                                    1,346,428         1,246,703           568,376
          Other                                                1,834,540         1,513,251           621,537
      Federal funds purchased                                      1,027             2,681             2,325
      Notes payable                                               15,274                --                --
                                                            ------------      ------------      ------------
                  Total interest expense                       5,568,912         4,887,292         2,570,434
                                                            ------------      ------------      ------------
                  Net interest income                          6,985,248         6,026,544         4,803,384
 Provision for loan losses                                       345,410           630,734           449,962
                                                            ------------      ------------      ------------
                  Net interest income after
                     provision for loan losses                 6,639,838         5,395,810         4,353,422
                                                            ------------      ------------      ------------
 Noninterest income:
      Service charges on deposit accounts                        129,414           131,640           168,018
      Other service charges and fee income                       853,068           712,853           624,346
      Data processing fees                                            --                --            12,900
      Gain on sale of credit card operation                      320,000                --                --
      Loss on investment in Enterprise Fund, L.P.                (62,690)           (8,222)               --
                                                            ------------      ------------      ------------
                  Total noninterest income                     1,239,792           836,271           805,264
                                                            ------------      ------------      ------------
 Noninterest expense:
      Salaries                                                 2,400,165         1,710,740         1,231,596
      Payroll taxes and employee benefits                        465,475           332,220           282,477
      Occupancy                                                  333,795           275,179           269,259
      FDIC insurance                                               2,000           114,944           194,231
      Data processing                                            247,696           209,267           179,066
      Other                                                    1,697,203         1,544,373         1,394,120
                                                            ------------      ------------      ------------
                  Total noninterest expense                    5,146,334         4,186,723         3,550,749
                                                            ------------      ------------      ------------
                  Income before income tax expense             2,733,296         2,045,358         1,607,937
 Income tax expense                                            1,031,344           741,091           606,756
                                                            ------------      ------------      ------------
                  Net income                               $   1,701,952     $   1,304,267     $   1,001,181
                                                            ============      ============      ============

 Earnings per share                                        $         .98               .79               .62

 Weighted average common shares and common stock
                 equivalents outstanding                       1,731,203         1,650,451         1,601,312

See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Shareholders' Equity

                                      Years ended December 31, 1996, 1995 and 1994

                                                                                                 Net
                                                                                             unrealized
                                                                                               holding
                                                                                                gains
                                                                                             (losses) on     Total
                                                                                              available-     share-
                                            Common Stock                        Retained       for-sale     holders'
                                       Shares       Amount        Surplus       earnings      securities     equity
                                     ----------    --------     ----------     ----------     ----------   ----------
Balance, December 31, 1993            1,460,000   $  14,600    $ 8,485,400    $ 1,442,906    $        --  $ 9,942,906
Cumulative effect of
 change in accounting
 for debt securities,
 net of tax effect                           --          --             --             --        (29,177)     (29,177)
Net income                                   --          --             --      1,001,181             --    1,001,181
Dividends declared
 ($.06 per share)                            --          --             --        (87,709)            --      (87,709)
Stock options exercised                   2,400          24         12,776             --             --       12,800
Change in net unrealized
 holding gains (losses) on
 available-for-sale securities,
 net of tax effect                           --          --             --             --        (59,088)     (59,088)
                                     ----------    --------     ----------     ----------     ----------   ----------
Balance, December 31, 1994            1,462,400      14,624      8,498,176      2,356,378        (88,265)  10,780,913
Net income                                   --          --             --      1,304,267             --    1,304,267
Dividends declared                           --          --             --       (102,437)            --     (102,437)
 ($.07 per share)
Stock warrants exercised                  1,000          10          5,490             --             --        5,500
Change in net unrealized
 holding gains (losses) on
 available-for-sale securities,
 net of tax effect                           --          --             --             --         63,904       63,904
                                     ----------    --------     ----------     ----------     ----------   ----------
Balance, December 31, 1995            1,463,400      14,634      8,503,666      3,558,208        (24,361)  12,052,147
Net income                                   --          --             --      1,701,952             --    1,701,952
Dividends declared
 ($.08 per share)                            --          --             --       (121,548)            --     (121,548)
Stock warrants exercised                198,960       1,990      1,092,290             --             --    1,094,280
Change in net unrealized
 holding gains (losses) on
 available-for-sale securities,
 net of tax effect                           --          --             --             --         31,062       31,062
                                     ----------    --------     ----------     ----------     ----------   ----------
Balance, December 31, 1996            1,662,360   $  16,624    $ 9,595,956    $ 5,138,612    $     6,701  $14,757,893
                                     ==========    ========     ==========     ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

                                        ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                      Years ended December 31, 1996, 1995 and 1994


                                                                                1996           1995           1994
                                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                             $  1,701,952   $  1,304,267   $  1,001,181
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                         225,328        177,454        147,346
         Provision for loan losses                                             345,410        630,734        449,962
         Write-downs and losses on other real estate owned, net                  6,646        152,982        138,757
         Net accretion of debt securities                                       (6,357)      (149,398)       (70,037)
         Loss on investment in Enterprise Fund, L.P.                            62,690          8,222             --
         (Increase) decrease in accrued interest receivable                     45,178       (380,400)      (211,592)
         (Increase) decrease in prepaid expenses and other assets             (333,550)      (106,635)      (183,612)
         Increase in accounts payable and accrued
            expenses                                                            35,271        425,670         31,393
                                                                           -----------    -----------    -----------
            Net cash provided by operating activities                        2,082,568      2,062,896      1,303,398
                                                                           -----------    -----------    -----------
Cash flows from investing activities:
   Increase in federal funds sold                                           (7,020,000)    (4,930,000)    (1,175,000)
   Purchases of available-for-sale debt securities                          (8,922,967)   (20,877,229)   (10,994,009)
   Purchases of available-for-sale equity securities                           (94,200)      (366,800)            --
   Purchases of held-to-maturity debt securities                              (414,733)      (255,367)      (538,811)
   Proceeds from maturities of available-for-sale debt securities           11,140,000     21,200,000      4,588,662
   Proceeds from maturities and principal paydowns on
      held-to-maturity debt securities                                           6,276        180,799         17,155
   Proceeds from maturity of certificates of deposit                                --         98,000             --
   Net increase in loans                                                   (23,649,751)   (24,557,838)   (14,127,248)
   Capitalized expenses on other real estate owned                                  --             --        (50,673)
   Proceeds from sale of other real estate owned                                    --        292,417        115,244
   Purchases of office equipment and leasehold improvements                   (549,219)      (288,503)      (194,835)
   Investment in Enterprise Fund, L.P.                                        (520,500)      (100,500)            --
                                                                           -----------    -----------    -----------
            Net cash used in investing activities                          (30,025,094)   (29,605,021)   (22,359,515)
                                                                           -----------    -----------    -----------
Cash flows from financing activities:
   Net increase in demand and savings accounts                              12,195,505     22,161,043      4,076,677
   Net increase in certificates of deposit                                  15,625,520     14,180,109     11,608,748
   Net increase (decrease) in federal funds purchased                               --     (6,500,000)     6,500,000
   Increase in notes payable                                                   300,000             --             --
   Cash dividends paid                                                        (121,548)      (124,373)       (84,023)
   Proceeds from the exercise of stock warrants                              1,094,280          5,500             --
   Proceeds from the exercise of common stock options                               --             --         12,800
                                                                           -----------    -----------    -----------
            Net cash provided by financing activities                       29,093,757     29,722,279     22,114,202
                                                                           -----------    -----------    -----------
            Net increase in cash and due from banks                          1,151,231      2,180,154      1,058,085
Cash and due from banks, beginning of year                                   8,109,804      5,929,650      4,871,565
                                                                           -----------    -----------    -----------
Cash and due from banks, end of year                                      $  9,261,035   $  8,109,804   $  5,929,650
                                                                           ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                            $  5,546,601   $  4,759,095   $  2,501,376
      Income taxes                                                           1,144,759        779,900        706,480
Noncash transactions:
   Transfers to other real estate owned in settlement of loans                  50,000             --        483,382
   Loans made to facilitate the sale of other real estate owned                 70,000        449,895             --
   Transfer of held-for-sale securities to
      available-for-sale debt securities                                            --             --      2,998,817
   Transfer of held-to-maturity debt securities to
      available-for-sale debt securities                                            --             --      6,399,439
                                                                           ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994


NOTE 1--ORGANIZATION

On May 9, 1995, Enterbank Holdings, Inc. (the Company) was formed as a bank holding company. Enterbank Holdings, Inc. exchanged 1,463,400 shares of Enterbank Holdings, Inc. for all 73,170 (100%) of outstanding shares of Enterprise Bank in a twenty-for-one stock exchange. The merger represented a combination of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interest. Therefore, results of operations for periods prior to May 9, 1995 reflect the results of operations for Enterprise Bank.

Additionally, Enterprise Capital Resources, Inc. was formed as a small business investment company in 1995 and, on May 11, 1995, Enterbank Holdings, Inc. acquired 100% of the outstanding shares of Enterprise Capital Resources, Inc.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company provides a full range of banking services to individual and corporate customers located within St. Louis, Missouri and the surrounding communities through its subsidiary, Enterprise Bank (the Bank). The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiaries. Additionally, the Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. Estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual amounts could differ from those estimates.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company; its banking subsidiary, Enterprise Bank (100% owned) and its merchant banking company, Enterprise Capital Resources, Inc. (100% owned). All significant intercompany accounts and transactions have been eliminated.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company currently classifies investments in debt and equity securities as follows:

     Trading - includes securities which the Company has bought and held principally for the purpose of selling them in the near term. The Company has not held any trading securities.

     Held-to-maturity - includes debt securities which the Company has the positive intent and ability to hold until maturity.

     Available-for-sale - includes debt and marketable equity securities not classified as held-to-maturity or trading (i.e., investments which the Company has no present plans to sell but may be sold in the future under different circumstances).

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

Debt securities classified as held to maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses for held-to-maturity securities are excluded from earnings and shareholders' equity. Debt and equity securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. All previous fair value adjustments included in the separate component of shareholders' equity are reversed upon sale.

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from the held-to-maturity category to the available-for-sale category are recorded as a separate component of shareholders' equity.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

For securities in the held-to-maturity and available-for-sale categories, premiums and discounts are amortized or accreted over the lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

INTEREST AND FEES ON LOANS

Interest income on loans is accrued and credited to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower's credit has occurred which, in management's opinion, negatively impacts the collectibility of the loan. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of principal and interest is expected.

The Company defers the recognition of loan origination fees, net of the cost associated with originating such loans. Deferred loan fees are accreted into income over the contractual life of the loan using the straight-line method, which approximates the interest method.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is increased by provisions charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessments of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

Management believes the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's loan portfolio. Such agencies may require the Bank to add to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations.

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS 118). SFAS 114 defines the recognition criteria for loan impairment and the measurement methods for certain

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

impaired loans and loans whose terms have been modified in troubled-debt restructurings. Impairment of a loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement or at the fair value of the collateral for a collateral-dependent loan. SFAS 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. SFAS 118 allows the creditor to use existing methods for recognizing interest income on impaired loans. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans. The adoption of SFAS 114 and SFAS 118 resulted in no prospective adjustment to the provision for loan losses.

OTHER REAL ESTATE OWNED

Other real estate owned represents property acquired through foreclosure or deeded to the Company's subsidiary bank in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate owned is recorded on an individual asset basis at the lower of (1) current fair value minus estimated selling costs or (2) fair value at the time of the acquisition (cost). Subsequent reductions in fair value is expensed or recorded in a valuation reserve account through a provision against income. Subsequent increases in the fair value are recorded through a reversal of the valuation reserve, but not below zero.

Gains and losses resulting from the sale of other real estate owned are credited or charged to current period earnings. Costs of maintaining and operating other real estate owned are expensed as incurred, and expenditures to complete or improve other real estate owned properties are capitalized if the expenditures are expected to be recovered upon ultimate sale of the property.

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Office equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed using the straight-line method over their respective estimated useful lives. Bank equipment is depreciated over three to ten years and leasehold improvements over ten to 30 years.

INCOME TAXES

The Company and its subsidiaries file consolidated federal income tax returns. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

EARNINGS PER SHARE

Earnings per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding using the treasury stock method. Common stock equivalents consist of stock options and warrants to purchase common stock, neither of which have a material impact on the calculation of fully diluted earnings per share.

CASH FLOW INFORMATION

For purposes of reporting cash flows, the Company considers cash and due from banks to be cash and cash equivalents.

RECLASSIFICATION

Certain reclassifications have been made to the prior year amounts to conform to the present year presentation.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

STOCK OPTIONS

During October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages companies to adopt a new accounting method in 1996 based on the estimated fair value of stock options. The implementation of SFAS 123 did not have a material effect on the Company's financial position or results of operations

NOTE 3--REGULATORY RESTRICTIONS

The Company's subsidiary bank is subject to regulations by regulatory authorities which require the maintenance of minimum capital standards which may affect the amount of dividends the Company's subsidiary bank can pay.

At December 31, 1996 and 1995, approximately $1,174,000 and $1,083,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

NOTE 4--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1996 and 1995 is as follows:

                                                                                    1996
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                           Amortized      Unrealized     Unrealized     Estimated
                                                              Cost           Gains         Losses       Fair Value
                                                          -----------     ----------     ----------    -----------
U.S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                                        $ 13,534,643    $    10,449    $       295   $ 13,544,797
Federal Home Loan Bank stock                                  461,000             --             --        461,000
                                                          -----------     ----------     ----------    -----------
                                                         $ 13,995,643    $    10,449    $       295   $ 14,005,797
                                                          ===========     ==========     ==========    ===========

                                                                                    1995
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                           Amortized      Unrealized     Unrealized     Estimated
                                                              Cost           Gains         Losses       Fair Value
                                                          -----------     ----------     ----------    -----------
U.S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                                        $ 15,735,311    $    13,360    $    50,270   $ 15,698,401
Federal Home Loan Bank stock                                  366,800             --             --        366,800
                                                          -----------     ----------     ----------    -----------
                                                         $ 16,102,111    $    13,360    $    50,270   $ 16,065,201
                                                          ===========     ==========     ==========    ===========

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Amortized              Estimated
                                                                       Cost                Fair Value
                                                                   -----------             -----------
                  Due in one year or less                         $ 10,549,538            $ 10,556,047
                  Due after one year through five years              2,985,105               2,988,750
                  Due after five years through ten years                    --                      --
                  Securities with no stated maturity                   461,000                 461,000
                                                                   -----------             -----------
                                                                  $ 13,995,643            $ 14,005,797
                                                                   ===========             ===========

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1996 and 1995 is as follows:

                                                                                    1996
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                           Amortized      Unrealized     Unrealized     Estimated
                                                              Cost           Gains         Losses       Fair Value
                                                          -----------     ----------     ----------    -----------
U.S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                                        $    305,583    $       655    $        --   $    306,238
Mortgage-backed securities                                     43,857             --            164         43,693
Municipal Bonds                                               890,743          1,652          2,828        889,567
                                                          -----------     ----------     ----------    -----------
                                                         $  1,240,183    $     2,307    $     2,992   $  1,239,498
                                                          ===========     ==========     ==========    ===========

                                                                                    1995
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                           Amortized      Unrealized     Unrealized     Estimated
                                                              Cost           Gains         Losses       Fair Value
                                                          -----------     ----------     ----------    -----------
Mortgage-backed securities                                     50,133            627             --         50,760
Municipal Bonds                                               791,599          2,433          4,226        789,806
                                                          -----------     ----------     ----------    -----------
                                                         $    841,732    $     3,060    $     4,226   $    840,566
                                                          ===========     ==========     ==========    ===========

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                    Amortized              Estimated
                                                                       Cost                Fair Value
                                                                   -----------             -----------
                  Due in one year or less                         $    405,582            $    405,916
                  Due after one year through five years                572,047                 572,242
                  Due after five years through ten years               218,697                 217,647
                  Mortgage-backed securities                            43,857                  43,693
                                                                   -----------             -----------
                                                                  $  1,240,183            $  1,239,498
                                                                   ===========             ===========

There were no sales of investments in debt securities in 1996, 1995 or 1994. Debt securities having a carrying value of $10,933,728 and $8,955,282 at December 31, 1996 and 1995, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law.

As a member of the Federal Home Loan Bank system administered by the Federal Housing Finance Board, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Des Moines (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or .3% of the total assets of Enterprise Bank. The FHLB stock is recorded at cost which represents redemption value.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

NOTE 5--LOANS

A summary of loans by category at December 31, 1996 and 1995 is as follows:

                                                                      1996                    1995
                                                                  ------------            ------------
                  Commercial and industrial loans                $  43,875,936           $  43,727,848
                  Loans secured by real estate                      85,756,588              61,679,002
                  Other                                              4,517,501               5,089,353
                                                                  ------------            ------------
                                                                   134,150,025             110,496,203
                  Less deferred loan fees                               16,933                  32,452
                                                                  ------------            ------------
                                                                 $ 134,133,092           $ 110,463,751
                                                                  ============            ============

The breakdown of loans secured by real estate at December 31, 1996 and 1995 is as follows:


                                                                      1996                    1995
                                                                  ------------            ------------
                  Business and personal loans                    $  26,508,877           $  17,358,778
                  Income-producing properties                       29,898,499              24,933,943
                  Owner-occupied properties                          6,133,825               6,173,812
                  Real estate development properties                23,215,387              13,212,469
                                                                  ------------            ------------
                                                                 $  85,756,588           $  61,679,002
                                                                  ============            ============

The Company's subsidiary bank grants commercial, residential, and consumer loans throughout its service area, which consists primarily of the immediate area in which the Bank is located. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company's borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

In connection with the investment in FHLB Stock, the Bank has obtained a $2 million line of credit from the FHLB. As collateral for the line, the Bank has entered into a blanket agreement which pledges first mortgage loans with principal balances aggregating 150% of outstanding advances. No advances on the line were made during 1996 and 1995.

Following is a summary of activity for the year ended December 31, 1996 of loans to executive officers and directors or to entities in which such individuals had beneficial interest as Shareholders, officers, or directors. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

         Balance, December 31, 1995                 $    6,367,059
         New loans                                       3,696,357
         Payments and other reductions                  (1,730,072)
                                                     -------------
         Balance, December 31, 1996                 $    8,333,344
                                                     =============

A summary of activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                       1996           1995           1994
                                                                    ----------     ----------     ----------
   Balance at beginning of year                                    $ 1,400,000    $ 1,000,000    $   722,000
   Provisions charged to operations                                    345,410        630,734        449,962
   Loans charged off                                                        --       (242,734)      (190,879)
   Recoveries of loans previously
     charged off                                                        19,590         12,000         18,917
                                                                    ----------     ----------     ----------
   Balance at end of year                                          $ 1,765,000    $ 1,400,000    $ 1,000,000
                                                                    ==========     ==========     ==========

A summary of impaired loans, which include nonaccrual loans, at December 31, 1996 and 1995 is as follows:

                                                                          1996           1995
                                                                       ----------     ----------
                  Nonaccrual loans                                    $   130,704    $   106,504
                  Impaired loans continuing to
                       accrue interest                                    505,669        948,510
                                                                       ----------     ----------
                  Total impaired loans                                $   636,373    $ 1,055,014
                                                                       ==========     ==========

                  Allowance for losses on
                       impaired loans                                 $    82,616    $   166,045
                  Impaired loans with no related
                       allowance for loan losses                               --             --
                  Average balance of impaired
                       loans during the year                          $   636,563    $ 1,252,362
                                                                       ==========     ==========

If interest on nonaccrual loans, including amounts computed on principal balances charged off on such loans, had been accrued, such income would have been $15,147 and $3,119 for the years ended December 31, 1996 and 1995, respectively. The amount recognized as interest income on nonaccrual loans was $2,005 for 1996. No interest income on nonaccrual loans was recognized during 1995. The Company had no loans on nonaccrual at December 31, 1994. The amount recognized as interest income on other impaired loans continuing to accrue interest was $44,616 and $90,251 for the years ended December 31, 1996 and 1995, respectively.

NOTE 6--OTHER REAL ESTATE OWNED

A summary of activity in the valuation allowance for other real estate owned for the years ended December 31, 1996 and 1995 is as follows:

                                                                       1996           1995           1994
                                                                    ----------     ----------     ----------
   Balance at beginning of year                                    $    20,000    $    75,000    $        --
   Provisions charged to operations                                         --        152,982         75,000
   Charge-offs and reversals                                                --       (207,982)            --
                                                                    ----------     ----------     ----------
   Balance at end of year                                          $    20,000    $    20,000    $    75,000
                                                                    ==========     ==========     ==========

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

NOTE 7--OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS

A summary of office equipment and leasehold improvements at December 31, 1996 and 1995 is as follows:

                                                                         1996           1995
                                                                     ------------   ------------
   Data processing equipment                                        $     692,204  $     536,037
   Furniture, fixtures and equipment                                    1,116,772        733,505
   Leasehold improvements                                                 507,106        497,321
   Automobile                                                              26,426         26,426
                                                                     ------------   ------------
                                                                    $   2,342,508  $   1,793,289
   Less accumulated depreciation
        and amortization                                                1,223,240        997,912
                                                                     ------------   ------------
   Office equipment and leasehold improvements, net                 $   1,119,268  $     795,377
                                                                     ============   ============

Depreciation and amortization of office equipment and leasehold improvements included in occupancy expense amounted to $225,328 in 1996, $177,454 in 1995 and $147,346 in 1994.

The Company's banking facility is leased under an agreement that expires in 1999. The Company has options to renew the lease for three additional
five-year periods with future rentals to be agreed upon.   This lease
provides that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises. Two portions of the premises are sublet and the proceeds are used to reduce the Company's occupancy expenses. Rent expense amounted to $319,002, $285,178, and $240,905 in 1996, 1995 and 1994, respectively, and sublease rental income amounted to $77,568 in 1996, $82,394 in 1995, and $40,780 in 1994. The
Company leases its operating facilities from a partnership in which a director and an officer have an ownership interest. The future minimum rental commitments required under the lease are as follows:

                                        Year        Amount
                                       ------     ----------
                                        1997     $   307,068
                                        1998         307,068
                                        1999         102,356
                                                  ==========

Total minimum future rental payments in 1997 will be reduced by $27,768 of sublease rentals to be received in the future under one noncancellable sublease expiring on October 31, 1997.

The Company has signed preliminary leases for the Sunset Hills and St. Charles locations. Both of these buildings are currently under construction and are expected to be completed in mid 1997. The lease payments begin upon completion of the buildings and leasehold improvements. Annual rental expense for the Sunset Hills and St. Charles locations are expected to approximate $176,000 and $172,000, respectively. The Company is financing a portion of the construction cost of the Sunset Hills and St. Charles buildings. These loans contain substantially the same terms offered on similar loans by the Company.

NOTE 8--INVESTMENT IN ENTERPRISE FUND, L. P.

The Company and its subsidiaries have a combined 10% interest in a limited liability merchant banking partnership, The Enterprise Fund L.P., for which a subsidiary of the Company serves as the general partner. The Company invested $100,500 in the partnership in 1996 and 1995. The Company has an additional $804,000 in future capital commitments. This investment, which is accounted for using the equity method of accounting, had a carrying value of $550,087 and $92,278 at December 31, 1996 and 1995, respectively.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

NOTE 9--MATURITY OF TIME DEPOSITS

Following is a summary of time deposit maturities at December 31, 1996:

                                                                    Deposits
                                                                    Less than         Other
                   Maturity Period                                  $100,000        Deposits        Total
      ---------------------------------------------------         ------------    -----------    -----------
      Less than 1 year                                           $  23,047,587     38,222,543     61,270,130
      Greater than 1 year and less than 2 years                        886,046      3,012,590      3,898,636
      Greater than 2 years and less than 3 years                       133,730        187,535        321,265
      Greater than 3 years and less than 4 years                            --          1,803          1,803
      Greater than 4 years and less than 5 years                            --         15,328         15,328
      Over 5 years                                                          --             --             --
                                                                  ------------    -----------    -----------
                                                                 $  24,067,363     41,439,799     65,507,162
                                                                  ============    ===========    ===========

NOTE 10--NOTE PAYABLE

On April 23, 1996, the Company obtained a $1,000,000 unsecured line of credit from an unaffiliated bank. The line of credit bears interest at the unaffiliated bank's prime rate, requires monthly interest only payments and matures on April 23, 1997.

For the year ended December 31, 1996, the average balance and maximum month-end balance of the note payable were $205,000 and $300,000, respectively. The average rate paid on the note payable was 8.25% in 1996. The Company had no notes payable outstanding during 1995 or 1994.

NOTE 11--INCOME TAXES

      The components of income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                                       1996           1995           1994
                                                                    ----------     ----------     ----------
      Current:
           Federal                                                 $ 1,021,847    $   711,751    $   572,540
           State                                                       153,811         84,086         90,622
      Deferred                                                        (144,314)       (54,746)       (56,406)
                                                                    ----------     ----------     ----------
                                                                   $ 1,031,344    $   741,091    $   606,756
                                                                    ==========     ==========     ==========

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 34% in 1996, 1995 and 1994, to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

                                                                       1996           1995           1994
                                                                    ----------     ----------     ----------
      Income tax expense at statutory rate                         $   929,320    $   695,422    $   546,699
      Increase (reduction) in income taxes
         resulting from:
            Tax-exempt income                                          (23,570)       (24,660)       (12,989)
            State and local income tax expense                         101,515         55,497         59,810
      Other, net                                                        24,079         14,832         13,236
                                                                    ----------     ----------     ----------
                Total tax expense                                  $ 1,031,344    $   741,091    $   606,756
                                                                    ==========     ==========     ==========

A net deferred income tax asset of $466,014 and $337,701 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 1996 and 1995, respectively. The tax effect of

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 is as follows:

                                                                         1996           1995
                                                                     ------------   ------------
            Deferred tax assets:
                 Allowance for loan losses                          $     541,530  $     412,140
                 Other real estate owned                                    7,492          7,493
                 Unrealized losses on securities
                      available for sale                                       --         12,549
                 Other                                                     11,706         11,493
                                                                     ------------   ------------
                           Total deferred tax assets                      560,728        443,675
            Deferred tax liabilities:
                 Deferred loan fees                                        51,381         68,244
                 Office equipment and leasehold
                      improvements                                         39,881         37,730
                 Unrealized gains on securities
                      available for sale                                    3,452             --
                                                                     ------------   ------------
                           Total deferred tax liabilities                  94,714        105,974
                                                                     ------------   ------------
                           Net deferred tax asset                   $     466,014  $     337,701
                                                                     ============   ============

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 1996, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

NOTE 12--REGULATORY MATTERS

The Bank is subject various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the FDIC dated February 28, 1997, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                                For Capital            Prompt Corrective
                                                        Actual               Adequacy Purposes         Action Provisions
                                                  Amount       Ratio         Amount      Ratio         Amount       Ratio
                                               ------------  --------     ------------  -------     ------------  ---------
 As of December 31, 1996:
    Total Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $  16,461,861    11.53%    $  11,424,028    8.00%    $  14,280,035     10.00%
       Enterprise Bank                        $  15,979,917    11.28%    $  11,334,400    8.00%    $  14,168,000     10.00%
    Tier I Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $  14,696,861    10.29%    $   5,712,014    4.00%    $   8,568,021      6.00%
       Enterprise Bank                        $  14,214,917    10.03%    $   5,667,200    4.00%    $   8,500,800      6.00%
    Tier I Capital (to Average Assets)
       Enterbank Holdings, Inc.               $  14,696,861     9.62%    $   6,108,240    4.00%    $   7,635,300      5.00%
       Enterprise Bank                        $  14,214,917     9.35%    $   6,085,960    4.00%    $   7,607,450      5.00%

 As of December 31, 1995:
    Total Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $  13,407,369    11.40%    $   9,405,760    8.00%    $  11,757,200     10.00%
       Enterprise Bank                        $  13,273,400    11.50%    $   9,232,960    8.00%    $  11,541,200     10.00%
    Tier I Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $  12,007,369    10.21%    $   4,702,880    4.00%    $   7,054,320      6.00%
       Enterprise Bank                        $  11,873,400    10.29%    $   4,616,480    4.00%    $   6,924,720      6.00%
    Tier I Capital (to Average Assets)
       Enterbank Holdings, Inc.               $  12,007,369     9.11%    $   5,274,720    4.00%    $   6,593,400      5.00%
       Enterprise Bank                        $  11,873,400     9.03%    $   5,257,322    4.00%    $   6,571,652      5.00%


NOTE 13--SHAREHOLDERS' EQUITY

On August 15, 1996, warrants to purchase 9,948 shares of Enterprise Bank common stock were exercised for $1,094,280. On September 30, 1996, the Company issued 198,960 shares of its Common Stock to holders of common stock of the Bank incidental to a plan of reorganization for the purpose of making the Company the sole owner of Bank capital stock.

NOTE 14--COMPENSATION PLANS

INCENTIVE STOCK OPTION PLAN

In 1988 and 1992, the Bank established two Incentive Stock Option Plans pursuant to which certain officers and employees of the Bank received the right to purchase shares of Bank capital stock. Substantially all of the options available under the two initial stock option plans have been granted. Upon formation of the Company and in conjunction with the Company's plan to acquire all of the outstanding capital stock of the Bank, the options to purchase Bank capital stock were exchanged for options to purchase an aggregate of 213,000 shares of Company Common Stock.

As a result of those options issued under the 1988 stock option plan, options to purchase 142,000 shares of Common Stock at a price of $5.00 to $7.00 per share are outstanding, all of which are currently exercisable ("1988 Options"). In addition, options to purchase 71,000 shares of Common Stock are currently outstanding, representing those originally issued under the 1992 stock option plan ("1992

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

Options"). Of the 1992 Options, options to purchase 69,000 shares carry a purchase price of $7.00 per share, of which 51,200 were exercisable as of December 31, 1996, and options to purchase 2,000 shares carry a purchase price of $9.25 per share, of which 800 were exercisable as of December 31, 1996. All of the 1988 Options will expire between May 9, 1998 and December 1, 2002, if not exercised. The expiration dates for the 1992 Options are December 1, 2002 for those with a purchase price of $7.00 per share, and June 15, 2004 for those with a purchase price of $9.25 per share.

In 1996, the Company adopted by shareholder vote a Third Incentive Stock Option Plan ("ISO Plan III"), which sets aside up to 200,000 shares of Company common stock to grant options to certain key employees of the Company or any of its subsidiaries. To date, none of the options available under ISO Plan III have been granted. The purchase price for any options granted under ISO Plan III will be determined based upon the market value of the common stock at the time such options are granted.

At December 31, 1996, 1,600 shares forfeited by participants were available for future issuance under the plan.

Following is a summary of the various plan transactions:

                                                                      Number        Price
                                                                    of shares     per share         Total
                                                                   -----------   ------------    -----------
      December 31, 1993                                                210,000  $ 5.00 - 7.00   $  1,222,000
         Granted                                                         7,000    7.00 - 9.25         53,500
         Exercised                                                       2,400    5.00 - 7.00        (12,800)
         Forfeited                                                       1,600           7.00        (11,200)
                                                                   -----------   ------------    -----------
      December 31, 1994                                                213,000  $ 5.00 - 9.25   $  1,251,500
         Granted                                                            --             --             --
         Forfeited                                                          --             --             --
                                                                   -----------   ------------    -----------
      December 31, 1995                                                213,000    5.00 - 9.25      1,251,500
         Granted                                                            --             --             --
         Forfeited                                                          --             --             --
                                                                   -----------   ------------    -----------
      December 31, 1996                                                213,000  $ 5.00 - 9.25   $  1,251,500
                                                                   ===========   ============    ===========

During October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages companies to adopt a new accounting method in 1996 based on the estimated fair value of stock options. The Company did not adopt the new accounting method but has complied with the expanded disclosure requirements of FASB 123. The implementation of SFAS 123 did not have a material effect on the Company's financial position or results of operations as no options were granted in 1995 and 1996.

Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for contributions to the plan was $66,000 for 1996 and $30,000 for both 1995 and 1994.

NOTE 15--LITIGATION

Various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

NOTE 16--DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Bank issues financial instruments with off-balance-sheet risk in the normal course of the business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company's extent of involvement and potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its balance sheets.


The contractual amount of off-balance-sheet financial instruments as of December 31, 1996 and 1995 is as follows:

                                                             1996           1995
                                                         ------------   ------------
      Commitments to extend credit                      $  71,106,687     51,501,823
      Standby letters of credit                             3,656,598      3,114,206
                                                         ============   ============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 1996, approximately $6,233,000 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of Bank customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.

At December 31, 1995, the Company adopted the provisions of SFAS 107, Disclosures About Fair Value of Financial Instruments. SFAS 107 extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 1996 and 1995:

                                                             1996                               1995
                                               -------------------------------------------------------------------
                                                  Carrying         Estimated          Carrying         Estimated
                                                   Amount          fair value          Amount          fair value
                                               -------------     -------------     -------------     -------------
      Balance sheet assets:
         Cash and due from banks              $    9,261,035    $    9,261,035    $    8,109,804    $    8,109,804
         Federal funds sold                       23,250,000        23,250,000        16,230,000        16,230,000
         Investments in debt and equity
             securities                           15,245,980        15,245,295        16,906,933        16,905,767
         Loans, net                              132,368,092       132,955,773       109,063,751       110,714,776
         Accrued interest receivable                 935,864           935,864           981,042           981,042
                                               =============     =============     =============     =============
      Balance sheet liabilities:
         Deposits                             $  168,961,089    $  169,156,884    $  141,140,064    $  141,444,569
         Notes payable                               300,000           300,000                --                --
         Accrued interest payable                    309,510           309,510           287,199           287,199
                                               =============     =============     =============     =============

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

CASH AND OTHER SHORT-TERM INSTRUMENTS

For cash and due from banks, federal funds sold and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

Fair values are based on quoted market prices or dealer quotes.

LOANS

The fair value of adjustable-rate loans approximates cost. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS

The fair value of demand deposits, interest-bearing transaction accounts, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present credit worthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994

NOTE 17--PARENT COMPANY ONLY FINANCIAL STATEMENTS


                                          Condensed Balance Sheets
                                                                                         December 31,
                                                                                 ---------------------------
                                                                                     1996           1995
                                                                                 ------------   ------------
                       Assets
                       ------
      Cash                                                                      $      87,946  $      26,466
      Investment in Enterprise Bank                                                14,221,619     11,849,039
      Investment in Enterprise Capital Resources                                      477,398        101,195
      Investment in Enterprise Fund, L.P.                                             116,489         82,612
      Other assets                                                                    148,440         13,000
                                                                                 ------------   ------------
         Total assets                                                           $  15,051,892  $  12,072,312
                                                                                 ============   ============

          Liabilities and Shareholders' Equity
          ------------------------------------
      Accounts payable and other liabilities                                    $      (6,001) $      20,165
      Notes payable                                                                   300,000             --
      Shareholders' equity                                                         14,757,893     12,052,147
                                                                                 ------------   ------------
         Total liabilities and shareholders' equity                             $  15,051,892  $  12,072,312
                                                                                 ============   ============

                                       Condensed Statements of Income
                                                                                         Years Ended
                                                                                         December 31,
                                                                                 ---------------------------
                                                                                     1996           1995
                                                                                 ------------   ------------
      Income:
         Dividends from subsidiaries                                            $     600,000  $     300,000
                                                                                 ------------   ------------

      Expenses:
         Loss on investment in Enterprise Fund, L.P.                                   56,123          7,388
         Other expenses                                                               202,849         27,460
                                                                                 ------------   ------------
            Total expenses                                                            258,972         34,848
                                                                                 ------------   ------------
            Income before tax benefit and equity in
               undistributed earnings of subsidiaries                                 341,028        265,152
      Income tax benefit                                                               97,484         13,590
                                                                                 ------------   ------------
            Income before equity in undistributed earnings                            438,512        278,742
               of subsidiaries
      Equity in undistributed earnings of subsidiaries                              1,263,440      1,025,525
                                                                                 ------------   ------------
            Net income                                                          $   1,701,952  $   1,304,267
                                                                                 ============   ============

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 1996, 1995 and 1994


                                     Condensed Statements of Cash Flow
                                                                                         Years Ended
                                                                                         December 31,
                                                                                 ---------------------------
                                                                                     1996           1995
                                                                                 ------------   ------------
      Cash flows from operating activities:
         Net Income                                                             $   1,701,952  $   1,304,267
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Net income of subsidiaries                                          (1,863,440)    (1,325,525)
               Dividends from subsidiaries                                            600,000        300,000
               Other, net                                                            (105,484)        14,553
                                                                                 ------------   ------------
                  Net cash provided by operating
                    activities                                                        333,028        293,295

      Cash flows from investing activities:
         Capital contributions to subsidiaries                                       (360,000)      (100,000)
         Investment in Enterprise Fund L.P.                                           (90,000)       (90,000)
                                                                                 ------------   ------------
                  Net cash used in investing activities                              (450,000)      (190,000)

      Cash flows from financing activities:
         Payment of stock dividends                                                  (121,548)       (76,829)
         Increase in notes payable                                                    300,000             --
                                                                                 ------------   ------------
                  Net cash provided by (used in) financing
                    activities                                                        178,452        (76,829)
                  Net increase in cash and cash
                    equivalents                                                        61,480             --
      Cash and cash equivalents, beginning of year                                     26,466         26,466
                                                                                 ------------   ------------
      Cash and cash equivalents, end of year                                    $      87,946  $      26,466
                                                                                 ============   ============

NOTE 18--SUBSEQUENT EVENTS

STOCK OFFERING

On February 14, 1997, the Company completed a stock offering of 451,612 shares of Common Stock at $15.50 per share for a total proceeds of $6,999,986 prior to deduction of offering expenses.

INVESTMENT IN CITY BANCORP

On March 19, 1997, the Board of Directors of the Company approved an investment of $510,000 in City Bancorp, a proposed Missouri bank holding company. The $510,000 investment represents the purchase of 5,000 units. Each unit consists of one share of common stock (purchased for $100) and one warrant (purchased for $2) to purchase one additional share of common stock for $102 per share. City Bancorp is the proposed holding company for a proposed newly chartered Missouri state bank which will be located in Springfield, Missouri. The proposed holding company, bank charter and investment is subject to final regulatory approval.

                              SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 19th day of March, 1997

                                    ENTERBANK HOLDINGS, INC.


                                     By:  /s/ Fred H. Eller
                                        -------------------
                                    Fred H. Eller
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                             TITLE                             DATE
          ---------                             -----                             ----

  /s/Fred H. Eller                     Chief Executive Officer and           March 15, 1997
----------------------------------     Director                              --------------------
  Fred H. Eller
  Principal Executive Officer

  /s/Joseph D. Garea                   Chief Financial Officer,              March 26, 1997
----------------------------------     Treasurer and Director                --------------------
  Joseph D. Garea
  Principal Financial Officer

  /s/James C. Wagner                   Vice President and Controller         March 26, 1997
----------------------------------                                           --------------------
  James C. Wagner
  Principal Accounting Officer

  /s/Ronald E. Henges                  Director                              March 19, 1997
----------------------------------                                           --------------------
  Ronald E. Henges

  /s/Kevin C. Eichner                  Director                              March 19, 1997
----------------------------------                                           --------------------
  Kevin C. Eichner

  /s/Robert E. Saur                    Director                              March 19, 1997
----------------------------------                                           --------------------
  Robert E. Saur

  /s/Henry D. Warshaw                  Director                              March 19, 1997
----------------------------------                                           --------------------
  Henry D. Warshaw

  /s/James L. Wilhite                  Director                              March 19, 1997
----------------------------------                                           --------------------
  James L. Wilhite

  /s/James A. Williams                 Director                              March 19, 1997
----------------------------------                                           --------------------
  James A. Williams

  /s/Paul R. Cahn                      Director                              March 19, 1997
----------------------------------                                           --------------------
  Paul R. Cahn

  /s/Birch M. Mullins                  Director                              March 19, 1997
----------------------------------                                           --------------------
  Birch M. Mullins


                       EXHIBIT INDEX

Exhibit
Number
-------
 11              Statement re: computation of per share earnings

 13              1996 Annual report

 99              Proxy Materials for 1997 annual meeting
