Form 10-K405/A
period 1996-12-31
ENTERBANK HOLDINGS INC
filed 1997-05-12
CIK 1025835

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K


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


================================================================================

                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 9th day of May, 1997.

                                       ENTERBANK HOLDINGS, INC.


                                       By:    /s/ Fred H. Eller
                                          ---------------------------
                                          Fred H. Eller
                                          Chief Executive Officer


                                       By:    /s/ James C. Wagner
                                          ---------------------------
                                          James C. Wagner
                                          Chief Financial Officer

                       EXHIBIT INDEX

Exhibit
Number
-------
*11              Statement re: computation of per share earnings

*13              1996 Annual report

 27              Financial data schedule

*99              Proxy Materials for 1997 annual meeting

<F*>Previously filed.