Form 10-Q
period 1997-03-31
ENTERBANK HOLDINGS INC
filed 1997-05-12
CIK 1025835

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]
       For the quarterly period ended March 31, 1997



 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]
       For the transition period from            to


       Commission file number 333-14737

                              --------------------


                            ENTERBANK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                      43-1706259
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

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
Yes X      No
   ---        ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1997:
           Common Stock, par value $.01, 2,113,972 shares outstanding



================================================================================

                                 ENTERBANK HOLDINGS, INC.
                                 1997 REPORT ON FORM 10-Q

                                                                                      Page
                                                                                      ----
     Consolidated Balance Sheet                                                          1

     Consolidated Statements of Income                                                   2

     Consolidated Statements of Cash Flows                                               3

     Notes to Consolidated Financial Statements                                          4

     Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                  5

     Signatures                                                                         13

     Exhibit Index                                                                      14


                           ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets (Unaudited)
                                                              March 31,              December 31,
               Assets                                           1997                    1996
               ------                                       ------------             -----------
Cash and due from banks                                     $ 10,766,675            $  9,261,035
Federal funds sold                                            33,325,000              23,250,000
Interest bearing deposits                                         21,709                      --
Investments in debt and equity securities:
   Available for sale, at estimated fair                      21,338,386              14,005,797
   Held to maturity, at amortized cost
     (estimated fair value of $826,612 at March 31, 1997
     and $1,239,498 at December 31, 1996)                        830,461               1,240,183
                                                            ------------            ------------
       Total investments in debt and equity securities        22,168,847              15,245,980
                                                            ------------            ------------
Loans, less unearned loan fees                               148,202,655             134,133,092
   Less allowance for loan losses                              1,860,000               1,765,000
                                                            ------------            ------------
       Loans, net                                            146,342,655             132,368,092
                                                            ------------            ------------
Other real estate owned                                          874,426                 874,426
Office equipment and leasehold improvements                    1,243,206               1,119,268
Accrued interest receivable                                    1,036,766                 935,864
Investment in Enterprise Fund, L.P.                              228,786                 550,087
Prepaid expenses and other assets                              1,791,621                 979,361
                                                            ------------            ------------
       Total assets                                         $217,799,691            $184,584,113
                                                            ============            ============

     Liabilities and Shareholders' Equity
     ------------------------------------
Deposits:
   Demand                                                   $ 29,416,647            $ 31,137,649
   Interest-bearing transaction accounts                      16,304,193              16,648,185
   Money market accounts                                      73,863,555              54,637,747
   Savings                                                     1,213,842               1,030,346
   Certificates of deposit:
     $100,000 and over                                        28,163,841              24,067,363
     Other                                                    46,168,154              41,439,799
                                                            ------------            ------------
       Total deposits                                        195,130,232             168,961,089
Notes payable                                                         --                 300,000
Accounts payable and accrued expenses                            658,320                 565,131
                                                            ------------            ------------
       Total liabilities                                     195,788,552             169,826,220
                                                            ------------            ------------
Shareholders' equity:
   Common stock, $.01 par value; authorized 3,000,000
     shares; issued and outstanding 2,113,972 shares
     at March 31, 1997 and 1,662,360 shares at
     December 31, 1996                                            21,140                  16,624
   Surplus                                                    16,447,958               9,595,956
   Retained earnings                                           5,554,677               5,138,612
   Net unrealized holding gains (losses) on
     available-for-sale securities                               (12,636)                  6,701
                                                            ------------            ------------
       Total shareholders' equity                             22,011,139              14,757,893
                                                            ------------            ------------

       Total liabilities and shareholders' equity           $217,799,691            $184,584,113
                                                            ============            ============

See accompanying notes to consolidated financial statements.


                            ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income (Unaudited)
                            Three months ended March 31, 1997 and 1996
                                                                 1997                     1996
                                                              ----------                ---------
Interest income:
   Interest and fees on loans                                 $3,305,836                2,609,189
   Interest on debt securities:
     Taxable                                                     241,231                  198,641
     Nontaxable                                                    9,692                    8,881
   Interest on federal funds sold                                309,059                   89,205
   Interest on certificates of deposit                               135                      --
                                                              ----------                ---------
       Total interest income                                   3,865,953                2,905,916
                                                              ----------                ---------
Interest expense:
   Interest-bearing transaction accounts                          94,870                   94,043
   Money market accounts                                         749,452                  451,205
   Savings                                                         7,796                    7,413
   Certificates of deposit:
     $100,000 and over                                           350,747                  381,643
     Other                                                       637,992                  359,979
   Federal funds purchased                                           --                       --
   Notes payable                                                   2,888                      --
                                                              ----------                ---------
       Total interest expense                                  1,843,745                1,294,283
                                                              ----------                ---------
       Net interest income                                     2,022,208                1,611,633
Provision for loan losses                                         98,574                   46,756
                                                              ----------                ---------
       Net interest income after
          provision for loan losses                            1,923,634                1,564,877
                                                              ----------                ---------
Noninterest income:
   Service charges on deposit accounts                            35,340                   32,055
   Other service charges and fee income                           79,771                  211,751
   Loss on investment in Enterprise Fund, L.P.                    (1,801)                  (3,814)
                                                              ----------                ---------
       Total noninterest income                                  113,310                  239,992
                                                              ----------                ---------
Noninterest expense:
   Salaries                                                      606,481                  437,414
   Payroll taxes and employee benefits                           209,677                  201,567
   Occupancy                                                      95,550                   71,818
   FDIC insurance                                                  9,324                      500
   Data processing                                                61,179                   49,976
   Other                                                         300,129                  373,625
                                                              ----------                ---------
       Total noninterest expense                               1,282,340                1,134,900
                                                              ----------                ---------
       Income before income tax expense                          754,604                  669,969
Income tax expense                                               290,972                  260,231
                                                              ----------                ---------
       Net income                                             $  463,632                  409,738
                                                              ==========                =========

Earnings per share                                            $     0.23                     0.24

Weighted average common shares and common stock
   equivalents outstanding                                     2,010,179                1,674,263

See accompanying notes to consolidated financial statements.


                           ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows (Unaudited)
                           Three months ended March 31, 1997 and 1996
                                                                1997                     1996
                                                            ------------             -----------
Cash flows from operating activities:
   Net income                                               $    463,631             $   409,738
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                              70,463                  49,280
       Provision for loan losses                                  98,574                  46,756
       Net accretion of debt securities                          (61,633)                  8,108
       Loss on investment in Enterprise Fund, L.P.                 1,801                   3,814
       (Increase) decrease in accrued interest receivable       (100,902)                 69,609
       (Increase) decrease in prepaid expenses and
          other assets                                          (812,262)               (128,076)
       Increase in accounts payable and accrued
          expenses                                               103,153                 263,811
                                                            ------------             -----------
          Net cash provided by operating activities             (237,175)                723,040
                                                            ------------             -----------
Cash flows from investing activities:
   (Increase) decrease in federal funds sold                 (10,075,000)             11,230,000
   (Increase) decrease in interest earning deposits              (21,709)                     --
   Purchases of available-for-sale debt securities           (11,866,590)               (989,794)
   Purchases of available-for-sale equity securities             (90,500)                (94,200)
   Proceeds from maturities of available-for-sale
      debt securities                                          4,660,000               4,800,000
   Proceeds from maturities and principal paydowns on
      held-to-maturity debt securities                           406,556                   1,516
   Net increase in loans                                     (14,073,137)               (813,686)
   Purchases of office equipment and leasehold improvements     (194,401)               (104,916)
   (Increase) decrease in Investment in Enterprise
      Fund, L.P.                                                 319,500                      --
                                                            ------------             -----------
          Net cash used in investing activities              (30,935,281)             14,028,920
                                                            ------------             -----------
Cash flows from financing activities:
   Net increase in demand and savings accounts                17,344,310              (9,837,438)
   Net increase in certificates of deposit                     8,824,833                 (27,802)
   Increase (decrease) in notes payable                         (300,000)                     --
   Cash dividends paid                                           (47,565)                     --
   Proceeds from the issuance of common stock                  6,856,518                      --
                                                            ------------             -----------
          Net cash provided by financing activities           32,678,096              (9,865,240)
                                                            ------------             -----------
          Net increase in cash and due from banks              1,505,640               4,886,720
Cash and due from banks, beginning of period                   9,261,035               8,109,804
                                                            ------------             -----------
Cash and due from banks, end of period                      $ 10,766,675             $12,996,524
                                                            ============             ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                               $  1,820,428             $ 1,333,888
     Income taxes                                                259,322                 151,759
Noncash transactions:
     Transfers to other real estate owned in settlement
        of loans                                                     --                   50,000
                                                            ============             ===========

See accompanying notes to consolidated financial statements.


                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended March 31, 1997 and 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

NOTE 2--ORGANIZATION

On May 9, 1995, Enterbank Holdings, Inc. was formed as a bank holding company. Enterbank Holdings, Inc. exchanged 1,463,400 shares of Enterbank Holdings, Inc. for all 73,170 (100%) of outstanding shares of Enterprise Bank in a twenty-for-one stock exchange. The merger represented a combination of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interest. Therefore, results of operations for periods prior to May 9, 1995 reflect the results of operations for Enterprise Bank.

Additionally, Enterprise Capital Resources, Inc. was formed as a small business investment company in 1995 and, on May 11, 1995, Enterbank Holdings, Inc. acquired 100% of the outstanding shares of Enterprise Capital Resources, Inc.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

NOTE 3--STOCK OFFERING

On February 14, 1997, the Company completed a stock offering of 451,612 shares of Common Stock. These shares were offered to the public at $15.50 per share. The offering allowed for the sale of a minimum of 193,548 shares, or $3,000,000, and a maximum of 451,612 shares, or $7,000,000 in Common Stock. The maximum number of shares was sold at $15.50 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                GENERAL COMMENTS

CHANGES IN MANAGEMENT

Effective April 15, 1997 Joseph D. Garea resigned as Chief Financial Officer of the Company and James C. Wagner, formerly the Principal Accounting Officer, was appointed Chief Financial officer of the Company. Mr. Garea remains on the Company's board of directors but is no longer a full time employee of the Company. Mr. Wagner has been employed by the Company (and its subsidiary bank) since May 1988.

                              FINANCIAL CONDITION

Total assets at March 31, 1997 were $218 million, an increase of $33 million, or 18%, over total assets of $185 million at December 31, 1996. Loans and leases were $148 million, an increase of $14 million, or 10%, over total loans and leases of $134 million at December 31, 1996. Federal funds sold and investment securities were $55 million, an increase of $17 million, or 45%, over total federal funds sold and investment securities of $38 million at December 31, 1996.

Total deposits at March 31, 1997 were $195 million, an increase of $26 million, or 15%, over total deposits of $169 million at December 31, 1996. Deposit growth occurred primarily in money market accounts and certificates of deposit. Total money market accounts at March 31, 1997 were $74 million, an increase of $19 million, or 35%, over total money market accounts of $55 million at December 31, 1997. Total certificates of deposit at March 31, 1997 were $74 million, an increase of $8 million, or 12%, over total certificates of deposit of $66 million at December 31, 1996.

Total shareholders' equity increased $7.3 million primarily due to retained earnings of $416,000 for the three months ended March 31, 1997 and net proceeds of $6.9 million from the sale of common stock.

On March 19, 1997, the Board of Directors of the Company approved an investment of $510,000 in City Bancorp, a proposed Missouri bank holding company. The investment is held in escrow pending regulatory approval of the proposed holding company, bank charter and investment. The funds held in escrow are included in prepaid expenses and other assets, representing $510,000 of the $810,000 increase in prepaid expenses and other assets from December 31, 1996. City Bancorp is the proposed holding company for a proposed newly chartered Missouri state bank which will be located in Springfield, Missouri. The Company believes this investment will provide an opportunity to participate in the growing Springfield market by affiliating with an organization with a philosophy similar to its own. The management of City Bancorp consists of individuals with whom Company's management has worked with in the past and has a good reputation in the banking industry.

                             RESULTS OF OPERATIONS

Net income was $464,000 for the three months ended March 31, 1997, an increase of 13% over net income of $410,000 for the same period in 1996. Earnings per share was $0.23 and $0.24 for the three months ended March 31, 1997 and 1996, respectively. The $0.01 decrease in earnings per share primarily resulted from an increase in weighted average common stock equivalents outstanding of 335,916 from March 31, 1996 to March 31, 1997. Weighted average common stock equivalents increased primarily from the issuance of 198,960 shares of Common Stock upon the exercise of outstanding warrants in August 1996 and the issuance of 451,612 shares of common stock on February 14, 1997 in the Company's common stock offering.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $2.03 million or 4.48% of average earning assets (net interest margin), for the three months ended March 31, 1997 compared to $1.62 million, or 4.93% of average earning asset, for the same period in 1996. The $410,000, or 25%, increase in net interest income resulted primarily from an increase of $51.6 million in average earning assets to $183.6 million at March 31, 1997 from $132.0 million at March 31, 1996, offset by a lower average earning asset yield and higher cost of deposits.

The yield on average earnings assets decreased from 8.87% for the three months ended March 31, 1996 to 8.55% for the same period in 1997. The decrease is primarily the result of two factors:

   1. A decrease in the average yield on loans and taxable investment securities due to a general decrease in interest rates.

   2. A change in the mix of earning assets from higher yielding assets, such as loans, to lower yielding assets, such as investment securities and federal funds sold. For the three months ended March 31, 1997, loans averaged 72.22% of total assets compared to 77.22% of total assets for the same period in 1996.

The yield on interest bearing deposits increased from 4.87% for the three months ended March 31, 1996 to 5.02% for the same period in 1997. The increase is primarily the result of two factors:

   1. An increase in the cost of money market accounts due to modifications in the rate structure for money market accounts. At the end of 1996, the Company changed the money market accounts offered to customers to pay accounts with collected balances over $300,000 a higher rate. This raised the average cost of money market accounts from 4.45% for the three months ended March 31, 1996 to 4.72% for the same period in 1997.

   2. A change in the mix of interest bearing liabilities from lower cost deposits, such as interest bearing transaction accounts and savings accounts, to higher cost deposits such as money market accounts and certificates of deposit. For the three months ended March 31, 1997, money market and certificates of deposit accounts averaged 67.86% of average assets compare to 63.75% for the same period in 1996.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31:

                                                                      Three months ended March 31,
                                         -------------------------------------------------------------------------------------
                                                           1997                                   1996
                                         -----------------------------------------     ---------------------------------------
                                                     Percent   Interest    Average              Percent   Interest     Average
                                         Average     of Total   Income/    Yield/      Average  of Total   Income/     Yield/
                                         Balance      Assets    Expense     Rate       Balance   Assets    Expense      Rate
                                         -------     --------  --------    -------     -------  --------  --------     -------
Assets                                                                  (Dollars in Thousands)
------
Interest-earning assets:
   Loans<F1>                            $141,411       72.22%   $3,308      9.49%     $110,374    77.22%   $2,612       9.52%
   Taxable investments in debt
     securities                           17,487        8.93       241      5.59        13,979     9.78       199       5.73
   Non-taxable investments in
     debt securities                         858        0.44        14      6.62           791     0.55        12       6.10
   Federal funds sold                     23,800       12.16       309      5.27         6,859     4.80        89       5.22
   Interest earning deposits                  23        0.01       --       2.38           --       --        --         --
                                        --------      ------    ------     -----      --------   ------    ------       ----
Total interest-earning assets            183,579       93.76     3,872      8.55       132,003    92.35     2,912       8.87
                                                                ------     =====                           ------       ====
Non-interest-earning assets:
   Cash and due from banks                 9,536        4.87                             8,681     6.07
   Equipment and leasehold improvements    1,187        0.61                               811     0.57
   Prepaid expenses and other assets       3,311        1.69                             2,887     2.02
   Allowance for possible loan losses     (1,822)      (0.93)                           (1,439)   (1.01)
                                        --------      ------                          --------   ------
   Total assets                         $195,791      100.00%                         $142,943   100.00%
                                        ========      ======                          ========   ======

Liabilities and shareholders' equity
------------------------------------
Interest-bearing liabilities:
   Interest-bearing transaction
     accounts                             14,815        7.57%   $   95      2.60%     $ 14,846    10.39%   $   94       2.55%
   Money market                           64,415       32.90       749      4.72        40,721    28.49       451       4.45
   Savings                                 1,132        0.58         8      2.87           996     0.70         7       2.83
   Certificates of deposit                68,456       34.96       989      5.86        50,408    35.26       742       5.92
   Notes payable                             100        0.05         3     12.17            --       --        --         --
   Federal funds purchased                    --          --        --        --            --       --        --         --
                                        --------      ------    ------     -----      --------   ------    ------       ----
Total interest-bearing liabilities       148,919       76.06     1,844      5.02       106,971    74.84     1,294       4.87
                                                                ------     =====                           ------       ====
Noninterest-bearing liabilities
   Demand deposits                        27,156       13.87                            22,459    15.71
   Other liabilities                           4          --                             1,187     0.83
                                        --------      ------                          --------   ------
   Total liabilities                     176,079       89.93                           130,617    91.38
   Shareholders' equity                   19,712       10.07                            12,326     8.62
                                        --------      ------                          --------   ------
   Total liabilities and shareholders'
     equity                             $195,791      100.00%                         $142,943   100.00%
                                        ========      ======                          ========   ======
Net interest income                                             $2,028                                     $1,618
                                                                ======                                     ======
Net interest margin                                                         4.48%                                       4.93%
                                                                           =====                                        ====

-------------------------

<F1> Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $135,000 and $113,000 for the three months ended March 31, 1997 and 1996, respectively.
<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $99,000 compared to $47,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in provision reflects an increase in net loan charge-offs of $4,000 from net loan recoveries of $3,000 for the three months ended March 31, 1997 and 1996, respectively, and loan growth during the same period.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance that have been charged to expense:

                                                               March 31,
                                                         ---------------------
                                                            1997        1996
                                                         ---------    --------
                                                         (Dollars in Thousands)
Allowance at beginning of period                         $   1,765    $  1,400
                                                         ---------    --------
Loans charged off:
   Commercial and industrial                                    24          --
   Real estate:
      Commercial                                                --          --
      Construction                                              --          --
      Residential                                               --          --
   Consumer and other                                           --          --
                                                         ---------    --------
   Total loans charged off                                      24          --
                                                         ---------    --------
Recoveries of loans previously charged off:
   Commercial and industrial                                    18          --
   Real estate:
      Commercial                                                --           3
      Construction                                              --          --
      Residential                                                2          --
   Consumer and other                                           --          --
                                                         ---------    --------
   Total recoveries of loans previously charged off             20           3
                                                         ---------    --------
Net loans charged off (recovered)                                4          (3)
                                                         ---------    --------
Provisions charged to operations                                99          47
                                                         ---------    --------
Allowance at end of period                               $   1,860    $  1,450
                                                         =========    ========

Average loans                                              141,411     110,374
Total loans                                                148,203     111,231
Nonperforming loans                                            100         392

Net charge-offs (recoveries) to average loans                 0.00%      (0.00)%
Allowance for possible loan losses to loans                   1.26        1.30
Allowance for possible loan losses to non-                1,860.00      369.90
   performing loans

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

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                         March 31,    December
                                                            1997        1996
                                                         ---------    --------
                                                         (Dollars in Thousands)
Non-accrual loans                                         $    100         131
Loans past due 90 days or more
   and still accruing interest                                  --          30
Restructured loans                                              --          --
                                                          --------     -------
   Total nonperforming loans                                   100         161
Foreclosed property                                            874         874
                                                          --------     -------
Total non-performing assets                               $    974       1,035
                                                          ========     =======

Total assets                                              $217,800     184,584
Total loans                                                148,203     134,133
Total loans plus foreclosed property                       149,077     135,007

Nonperforming loans to loans                                  0.07%       0.12%
Nonperforming assets to loans plus
   foreclosed property                                        0.65        0.77
Nonperforming assets to total assets                          0.45        0.56

NONINTEREST INCOME

Noninterest income was $113,000 and $240,000 for the three months ended March 31, 1997 and 1996, respectively. The $127,000 decrease is primarily attributed to merchant credit card income. The company sold its merchant credit card portfolio in November 1996. Merchant credit card income was $0 and $147,000 for the three months ended March 31, 1997 and 1996 respectively. Noninterest income from other sources increased $20,000 for the three months ended March 31, 1997 compared to the same period in 1996, primarily from service charges and other fees related to the increased growth in deposit accounts.

NONINTEREST EXPENSE

Noninterest expense was $1,282,000 and $1,135,000 for the three months ended March 31, 1997 and 1996, respectively. The $147,000 increase is primarily due to increases of $177,000 in salaries and benefits expense, $24,000 in occupancy expense and $9,000 in FDIC insurance expense offset by a reduction of $121,000 in expense related to the previously mentioned merchant credit card operation. Increases in salaries and benefits and occupancy expense are primarily due to the personnel and temporary facilities for the St. Charles county banking facility.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to an aggressive direct calling effort and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally-managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for four years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $36.5 million and $31.2 million of deposits from the national network with the Company at March 31, 1997 and December 31, 1996, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at March 31, 1997:

   Remaining Maturity                     Amount
   ----------------------------------    --------
            (Dollars in Thousands)
   Three months or less                  $11,877
   Over three through six months           4,641
   Over six through twelve months         10,924
   Over twelve months                        722
                                         -------
                                         $28,164
                                         =======

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

CAPITAL ADEQUACY

In April 1996, the Company obtained a $1,000,000 unsecured line of credit. The line of credit was a one year interest only note accruing interest at the prime rate. The outstanding principal balance on the loan as of December 31, 1996 was $300,000 which was repaid during the three month period ended March 31, 1997 from the proceeds of the Common Stock offering. The line of credit was not renewed at the maturity date in April 1997 at the request of the Company.

Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institutions and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of
(a) common Shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less goodwill and any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                      Actual              Adequacy Purposes        Action Provisions
                                                Amount      Ratio        Amount       Ratio       Amount       Ratio
                                               --------    -------      --------     -------     --------     -------
As of March 31, 1997:
   Total Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.               $23,833,147    15.05%    $12,670,549     8.00%    $15,838,186     10.00%
      Enterprise Bank                        $19,651,000    12.00%    $13,102,240     8.00%    $16,377,800     10.00%
   Tier I Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.               $21,973,147    13.87%    $ 6,335,274     4.00%    $ 9,502,911      6.00%
      Enterprise Bank                        $17,791,000    10.86%    $ 6,551,120     4.00%    $ 9,826,680      6.00%
   Tier I Capital (to Average Assets)
      Enterbank Holdings, Inc.               $21,973,147    11.22%    $ 7,831,640     4.00%    $ 9,789,550      5.00%
      Enterprise Bank                        $17,791,000     9.12%    $ 7,806,360     4.00%    $ 9,757,950      5.00%

As of December 31, 1996:
   Total Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.               $16,461,861    11.53%    $11,424,028     8.00%    $14,280,035     10.00%
      Enterprise Bank                        $15,979,917    11.28%    $11,334,400     8.00%    $14,168,000     10.00%
   Tier I Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.               $14,696,861    10.29%    $ 5,712,014     4.00%    $ 8,568,021      6.00%
      Enterprise Bank                        $14,214,917    10.03%    $ 5,667,200     4.00%    $ 8,500,800      6.00%
   Tier I Capital (to Average Assets)
      Enterbank Holdings, Inc.               $14,696,861     9.62%    $ 6,108,240     4.00%    $ 7,635,300      5.00%
      Enterprise Bank                        $14,214,917     9.35%    $ 6,085,960     4.00%    $ 7,607,450      5.00%

Primary capital, a measure of capital adequacy, includes equity capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes. Tangible primary capital represents primary capital reduced by total intangible assets included in the balance sheet. At March 31, 1997, the Company's primary capital was $23.9 million compared to $16.5 million at December 31, 1996. The Company's primary capital to asset ratio on a consolidated basis was 10.96% and 8.95% at March 31, 1997 and December 31, 1996, respectively. The Company's tangible primary capital was $23.8 million and $16.5 million at March 31, 1997 and December 31, 1996, respectively.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

During October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages companies to adopt a new accounting method in 1996 based on the estimated fair value of stock options. The implementation of SFAS 123 did not have a material effect on the Company's financial position or results of operations as no options were granted in 1995 or 1996.

During February 1997, the FASB issued SFAS 128, Earnings per Share (SFAS
128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 supersedes Opinion 15 and AICPA Accounting Interpretations 1-102 of Opinion 15 making EPS calculations comparable to international EPS standards.

SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. Most of the Company's outstanding options are fully vested and therefore, most of the dilution from outstanding options is already included in the current EPS calculation. The implementation of SFAS to calculate current EPS is not expected to have a material impact on EPS presentation.

During February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion-1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards.

SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47. The implementation of SFAS 129 is not expected to have a material impact on the Company's financial position or results of operations.

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

                                    ENTERBANK HOLDINGS, INC.


                                    By:  /s/ Fred H. Eller
                                        ------------------------------
                                        Fred H. Eller
                                        Chief Executive Officer


                                    By:  /s/ James C. Wagner
                                        ------------------------------
                                       James C. Wagner
                                       Chief Financial Officer

                               EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K

Exhibit
Number
------
  11              Statement re: computation of per share earnings

  27              Financial data schedule of the Company for the period ended March 31, 1997 (EDGAR only)



The Company filed no current reports on Form 8-K during the three months ended March 31, 1997.