Form 10-Q
period 1997-06-30
ENTERBANK HOLDINGS INC
filed 1997-08-14
CIK 1025835

==============================================================================
                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]
      For the quarterly period ended June 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from                 to

      Commission file number 333-14737


                     ----------------


                 ENTERBANK HOLDINGS, INC.
   (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                         43-1706259
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)        Identification Number)


 150 NORTH MERAMEC, CLAYTON, MISSOURI          63105
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  314-725-5500



                          ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
   --------        --------


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1997:

      Common Stock, $.01 par value ---- 2,113,972 shares outstanding


==============================================================================

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES



TABLE OF CONTENTS
===============================================================================
                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

      Item 1:

            Consolidated Balance Sheets                                1

            Consolidated Statements of Income                          2

            Consolidated Statements of Cash Flows                      3

            Notes to Consolidated Financial Statements                 4

      Item 2:

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     5

PART II - OTHER INFORMATION

      Item 6:

            Exhibits and Reports on Form 8-K                          14

Signatures                                                            15

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1997 and December 31, 1996
=============================================================================================================
                                                                              (Unaudited)
                                                                               June 30,         December 31,
                  ASSETS                                                         1997               1996
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                      $ 16,210,088         9,261,035
Federal funds sold                                                             17,277,450        23,250,000
Interest bearing deposits                                                          30,063                 -
Investments in debt and equity securities:
   Available for sale, at estimated fair value                                 19,420,622        14,005,797
   Held to maturity, at amortized cost (estimated
      fair value of $825,839 at June 30, 1997
      and $1,239,498 at December 31, 1996)                                        826,617         1,240,183
------------------------------------------------------------------------------------------------------------

Total investments in debt and equity securities                                20,247,239        15,245,980
------------------------------------------------------------------------------------------------------------

Loans, less unearned loan fees                                                176,295,990       134,133,092

Less allowance for loan losses                                                  2,090,000         1,765,000
------------------------------------------------------------------------------------------------------------

Loans, net                                                                    174,205,990       132,368,092
------------------------------------------------------------------------------------------------------------

Other real estate owned                                                           806,072           874,426
Office equipment and leasehold improvements                                     1,581,195         1,119,268
Accrued interest receivable                                                     1,241,509           935,864
Investment in Enterprise Fund, L.P.                                               226,574           550,087
Prepaid expenses and other assets                                               1,926,338           979,361
------------------------------------------------------------------------------------------------------------

Total assets                                                                 $233,752,518       184,584,113
=============================================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY
=============================================================================================================

Deposits:
   Demand                                                                    $ 38,926,720        31,137,649
   Interest-bearing transaction accounts                                       18,905,475        16,648,185
   Money market accounts                                                       81,332,086        54,637,747
   Savings                                                                      1,279,928         1,030,346
   Certificates of deposits:
      $100,000 and over                                                        28,935,820        24,067,363
      Other                                                                    41,140,732        41,439,799
------------------------------------------------------------------------------------------------------------

Total deposits                                                                210,520,761       168,961,089

Notes payable                                                                           -           300,000

Accounts payable and accrued expenses                                             711,652           565,131
------------------------------------------------------------------------------------------------------------

Total liabilities                                                             211,232,413       169,826,220
------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Common stock, $.01 par value; authorized 3,000,000 shares;
      issued and outstanding 2,113,972 shares at June 30, 1997
      and 1,662,360 shares at December 31, 1996                                    21,140            16,624
   Surplus                                                                     16,447,958         9,595,956
   Retained earnings                                                            6,046,928         5,138,612
   Net unrealized holding gains (losses) on
      available-for-sale securities                                                 4,079             6,701
------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                     22,520,105        14,757,893
------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                   $233,752,518       184,584,113
=============================================================================================================


See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three months and six months ended June 30, 1997 and 1996
=======================================================================================================================

                                                               (Unaudited)                         (Unaudited)
                                                           Three months ended                    Six months ended
                                                                 June 30,                            June 30,
                                                          -----------------------             ---------------------
                                                          1997               1996             1997             1996
-----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                          $3,863,377         2,779,006         7,169,213         5,388,195
   Interest on debt securities:
      Taxable                                             322,341           156,744           563,572           355,385
      Nontaxable                                            7,848             8,142            17,540            17,023
   Interest on federal funds sold                         170,348            70,896           479,407           160,101
   Interest on interest earning deposits                      223               -                 358               -
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                   4,364,137         3,014,788         8,230,090         5,920,704
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Interest-bearing transaction accounts                   95,251            81,746           190,121           175,789
   Money market accounts                                  858,897           456,205         1,608,349           907,410
   Savings                                                  7,498             7,688            15,294            15,101
   Certificates of deposit:
      $100,000 and over                                   392,948           347,108           743,695           728,751
      Other                                               626,572           403,787         1,264,564           763,766
   Federal funds purchased                                    -                  78               -                  78
   Notes payable                                              -                 -               2,888               -
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                  1,981,166         1,296,612         3,824,911         2,590,895
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                     2,382,971         1,718,176         4,405,179         3,329,809

Provision for loan losses                                 279,183            46,141           377,757            92,897
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
   loan losses                                          2,103,788         1,672,035         4,027,422         3,236,912
-----------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service charges on deposit accounts                     44,544            31,908            79,884            63,963
   Other service charges and fee income                    59,962           300,320           139,733           512,071
   Loss on investment in Enterprise Fund, L.P.             (2,212)          (52,236)           (4,013)          (56,050)
-----------------------------------------------------------------------------------------------------------------------

Total noninterest income                                  102,294           279,992           215,604           519,984
-----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries                                               650,293           535,974         1,256,774           973,388
   Payroll taxes and employee benefits                    219,997           171,232           429,674           372,799
   Occupancy                                               98,785            73,777           194,335           145,595
   FDIC insurance                                             -                 500             9,324             1,000
   Data processing                                         52,435            64,583           113,614           114,559
   Other                                                  332,999           425,979           633,128           799,604
-----------------------------------------------------------------------------------------------------------------------

Total noninterest expense                               1,354,509         1,272,045         2,636,849         2,406,945
-----------------------------------------------------------------------------------------------------------------------

Income before income tax expense                          851,573           679,982         1,606,177         1,349,951

Income tax expense                                        311,757           252,714           602,729           512,945
-----------------------------------------------------------------------------------------------------------------------

Net income                                             $  539,816           427,268         1,003,448           837,006
=======================================================================================================================

Earnings per share                                     $     0.24              0.25              0.47              0.50

Weighted average common shares and common
   stock equivalents outstanding                        2,236,146         1,685,240         2,123,867         1,679,992
=======================================================================================================================


See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 1997 and 1996
===============================================================================================================
                                                                                        (Unaudited)
                                                                               --------------------------------
                                                                                  1997               1996
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                 $ 1,003,448           837,006
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                            143,241           102,895
         Provision for loan losses                                                377,757            92,897
         Write-downs and losses on other real estate owned                        (25,728)              -
         Net (amortization) accretion of debt securities                         (143,992)           17,775
         Loss on investment in Enterprise Fund, L.P.                                4,013            56,050
         (Increase) decrease in accrued interest receivable                      (305,645)           88,737
         Increase in prepaid expenses and other assets                           (946,979)         (203,277)
         Increase in accounts payable and accrued expenses                        147,874           338,845
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                               253,989         1,330,928
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Decrease in federal funds sold                                               5,972,550        10,030,000
   Increase in interest earning deposits                                          (30,063)              -
   Purchases of available-for-sale debt securities                            (17,837,997)         (989,794)
   Purchases of available-for sale equity securities                              (90,500)          (94,200)
   Purchases of held-to-maturity debt securities                                      -            (109,004)
   Proceeds from maturities of available-for-sale debt securities              12,660,000         7,440,000
   Proceeds from maturities and principal paydowns on
      held-to-maturity debt securities                                            407,256             3,434
   Net increase in loans                                                      (42,121,573)      (10,302,462)
   Purchases of office equipment and leasehold improvements                      (605,168)         (182,857)
   (Increase) decrease in Investment in Enterprise Fund, L.P.                     319,500          (520,500)
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                           (41,325,995)        5,274,617
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase (decrease) in demand and savings accounts                      36,990,282        (6,136,456)
   Net increase (decrease) in certificates of deposit                           4,569,390          (764,398)
   Decrease in notes payable                                                     (300,000)              -
   Cash dividends paid                                                            (95,131)          (51,218)
   Proceeds from the issuance of common stock                                   6,856,518               -
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                            48,021,059        (6,952,072)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and due from banks                              6,949,053          (346,527)

Cash and due from banks, beginning of period                                    9,261,035         8,109,804
---------------------------------------------------------------------------------------------------------------

Cash and due from banks, end of period                                        $16,210,088         7,763,277
===============================================================================================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                $ 3,831,439         2,640,965
      Income taxes                                                                705,258           467,759
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                  55,000            50,000
      Loans made to facilitate the sale of other real estate owned                149,082            50,000
===============================================================================================================

See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1997 and December 31, 1996

==============================================================================

 (1)   BASIS OF PRESENTATION


       The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 (2)   STOCK OFFERING

       On February 14, 1997, the Company completed a stock offering of 451,612 shares of common stock. These shares were offered to the public at $15.50 per share. The offering allowed for the sale of a minimum of 193,548 shares, or $3,000,000, and a maximum of 451,612 shares, or $7,000,000 in common stock. The maximum number of shares was sold at $15.50 per share.

          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

Total assets at June 30, 1997 were $234 million, an increase of $49 million, or 26%, over total assets of $185 million at December 31, 1996. Loans and leases were $176 million, an increase of $42 million, or 31%, over total loans and leases of $134 million at December 31, 1996. The increase in loans and leases is, in part, attributable to the Company's investment in additional business development officers. Federal funds sold and investment securities were $36 million, a decrease of $2 million, or 5%, from total federal funds sold and investment securities of $38 million at December 31, 1996. The decrease resulted from the increased loans in the second quarter of 1997.

Total deposits at June 30, 1997 were $211 million, an increase of $42 million, or 25%, over total deposits of $169 million at December 31, 1996. Deposit growth occurred primarily in money market accounts and demand deposit accounts. Total money market accounts at June 30, 1997 were $81 million, an increase of $26 million, or 47%, over total money market accounts of $55 million at December 31, 1996. Total demand deposits of June 30, 1997 were $39 million, an increase of $8 million, or 25%, over total demand deposits of $31 million at December 31, 1996.

Total shareholders' equity increased $7.7 million primarily due to retained earnings of $900,000 for the six months ended June 30, 1997 and net proceeds of $6.8 million from the sale of common stock.

On March 19, 1997, the Board of Directors of the Company approved an investment of $510,000 in City Bancorp, a proposed Missouri bank holding company. The investment is held in escrow pending regulatory approval of the proposed holding company, bank charter and investment. The funds held in escrow are included in prepaid expenses and other assets. City Bancorp is the proposed holding company for a proposed newly-chartered Missouri state bank which will be located in Springfield, Missouri. The Company believes this investment will provide an opportunity to participate in the growing Springfield market by affiliating with an organization with a philosophy similar to its own. The management of City Bancorp consists of individuals with whom the Company's management has worked with in the past and has a good reputation in the banking industry.

                          RESULTS OF OPERATIONS

Net income was $1,003,000 for the six month period ended June 30, 1997, an increase of 20% over net income of $837,000 for the same period in 1996. Net income for the three month period ended June 30, 1997 was $540,000, an increase of 26% over net income of $427,000 for the same period in 1996. Earnings per share for the six months ended June 30, 1997 and 1996 were $0.47 and $0.50, respectively. Earnings per share for the three months ended June 30, 1997 and 1996 were $0.24 and $0.25, respectively. The $0.03 decrease in earnings per share for the six month period primarily resulted from an increase in weighted average common stock equivalents outstanding of 443,875 from June 30, 1996 to June 30, 1997. Weighted average common stock equivalents increased from the issuance of 198,960 shares of common stock upon the exercise of outstanding warrants in August 1996 and the issuance of 451,612 shares of common stock on February 14, 1997 in the Company's common stock offering.

NET INTEREST INCOME

Net interest income (presented on a tax-equivalent basis) was $4.40 million, or 4.62% of average earning assets, for the six months ended June 30, 1997, as compared to $3.33 million, or 5.04% of average earnings assets, for the same period in 1996. The $1.1 million, or 32%, increase in net interest income resulted primarily from a $59 million increase in average earning assets to $192 million for the six months ended June 30, 1997 from $133 million during the same period in 1996, offset by a lower average earning asset yield and higher cost of deposits.

Net interest income (presented on a tax-equivalent basis) was $2.4 million, or 4.75% of average earning assets, for the three months ended June 30, 1997, as compared to $1.7 million, or 5.14% of average earning assets, for the same period in 1996. The $657,000, or 38%, increase in net interest income resulted primarily from a $66 million increase in average earning assets to $200 million for the three months ended June 30, 1997 from $134 million during the same period in 1996, offset by a lower average earning asset yield and higher cost of deposits.

The yield on average earning assets decreased from 8.97% for the six months ended June 30, 1996 to 8.66% for the same period in 1997. The yield on average earning assets decreased from 9.06% for the three months ended June 30, 1996 to 8.76% for the same period in 1997. The decrease during both period comparisons is primarily the result of a change in the mix of earning assets from higher yielding assets, such as loans, to lower yielding assets, such as investment securities and federal funds sold, and a decrease in the average yield on loans due to competitive market pressures.

The yield on interest-bearing deposits increased from 4.87% for the three and six months periods ended June 30, 1996 to 5.02% for the same periods in 1997. The increase is primarily the result of two factors:

      1. An increase in the cost of money market accounts due to modifications in the rate structure for money market accounts. At the end of 1996, the Company changed the money market accounts offered to customers to pay accounts with collected balances over $300,000 a higher rate.

      2. A change in the mix of interest-bearing liabilities from lower cost deposits, such as interest-bearing transaction accounts and savings accounts, to higher cost deposits, such as money market accounts and certificates of deposit.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Distribution of Average Assets, Liabilities and Shareholder's Equity and Interest Rates
===========================================================================================================================

                                                                      Three months ended June 30,
                                             ------------------------------------------------------------------------------
                                                           1997                                   1996
                                             --------------------------------------   -------------------------------------

                                                       Percent   Interest   Average             Percent  Interest   Average
                                             Average   of total  income/     yield/   Average  of total  income/    yield/
ASSETS                                       balance    assets   expense      rate    balance   assets   expense     rate
---------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans<F1>                                 $164,116   76.63 %  $3,867      9.45 %   $116,777   80.25 %  $2,782    9.58 %
   Taxable investments in debt securities      22,719   10.61       323      5.70       11,157    7.67       156    5.62
   Non-taxable investments in debt
      securities<F2>                              829    0.39        13      6.29          911    0.63        14    6.18
   Federal funds sold                          12,609    5.89       170      5.41        5,371    3.69        71    5.32
   Interest earning deposits                       30    0.01       -         -            -       -         -       -
---------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                 200,303   93.53     4,373      8.76      134,216   92.24     3,023    9.06
---------------------------------------------------------------------------------------------------------------------------

Noninterest-earning assets:
   Cash and due from banks                     10,443    4.88                            8,733    6.00
   Office equipment and leasehold
      improvements                              1,349    0.63                              880    0.60
   Prepaid expenses and other assets            4,000    1.87                            3,177    2.18
   Allowance for possible loan losses          (1,955)  (0.91)                          (1,483)  (1.02)
---------------------------------------------------------------------------------------------------------------------------

Total assets                                 $214,140  100.00 %                       $145,523  100.00 %
===========================================================================================================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Interest-bearing transaction accounts       15,905    7.43       114      2.87       13,040    8.96        92    2.84
   Money market                                72,778   33.99       859      4.73       41,098   28.24       456    4.46
   Savings                                      1,214    0.57         7      2.31        1,033    0.71         8    3.11
   Certificates of deposit                     69,824   32.60     1,020      5.86       52,696   36.21       751    5.73
   Notes payable                                  -       -         -         -            -       -         -       -
   Federal funds purchased                        -       -         -         -              5     -         -       -
---------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities            159,721   74.59     2,000      5.02      107,872   74.12     1,307    4.87

Noninterest-bearing liabilities:
   Demand deposits                             31,317   14.62                           23,791   16.35
   Other liabilities                              746    0.35                            1,146    0.79
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                             191,784   89.56                          132,809   91.26

Shareholders' equity                           22,356   10.44                           12,714    8.74
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity   $214,140  100.00 %                       $145,523  100.00 %
===========================================================================================================================

Net interest income                                              $2,373                                   $1,716
===========================================================================================================================

Net interest margin                                                          4.75 %                                 5.14 %
===========================================================================================================================

<F1>  Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.
      Loan fees included in interest income are approximately $170,000 and $156,000 for the three month period ended June 30, 1997 and 1996, respectively.
      Loan fees included in interest income are approximately $305,000 and $269,000 for the six month period ended June 30, 1997 and 1996, respectively.

<F2>  Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.


===========================================================================================================================
                                                                      Six months ended June 30,
                                             ------------------------------------------------------------------------------
                                                           1997                                   1996
                                             --------------------------------------   -------------------------------------

                                                       Percent   Interest   Average            Percent   Interest   Average
                                             Average   of total   income/   yield/    Average  of total  income/    yield/
ASSETS                                       balance    assets    expense    rate     balance   assets    expense    rate
---------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans<F1>                                 $152,826   74.56    $7,175     9.47 %    $113,576   78.73 %  $5,394    9.55 %
   Taxable investments in debt securities      20,096    9.80       564     5.66        12,543    8.70       355    5.69
   Non-taxable investments in debt
      securities<F2>                              865    0.42        27     6.29           876    0.61        26    5.97
   Federal funds sold                          18,174    8.87       479     5.31         6,115    4.24       160    5.26
   Interest earning deposits                       26    0.01       -        -             -       -         -       -
---------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                 191,987   93.66     8,245     8.66       133,110   92.28     5,935    8.97
---------------------------------------------------------------------------------------------------------------------------

Noninterest-earning assets:
   Cash and due from banks                      9,992    4.87                            8,707    6.04
   Office equipment and leasehold
      improvements                              1,269    0.62                              846    0.59
   Prepaid expenses and other assets            3,635    1.77                            3,031    2.10
   Allowance for possible loan losses          (1,889)  (0.92)                          (1,461)  (1.01)
---------------------------------------------------------------------------------------------------------------------------

Total assets                                 $204,994  100.00 %                       $144,233  100.00%
===========================================================================================================================

     LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Interest-bearing transaction accounts       15,363    7.49       209     2.74        13,942    9.68       186    2.68
   Money market                                68,620   33.47     1,608     4.73        40,909   28.36       907    4.46
   Savings                                      1,172    0.57        15     2.58         1,014    0.70        15    2.97
   Certificates of deposit                     69,101   33.72     2,009     5.86        51,550   35.74     1,493    5.82
   Notes payable                                   50    0.02         3    12.10           -       -         -       -
   Federal funds purchased                        -       -         -        -               3     -         -       -
---------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities            154,306   75.27     3,844     5.02       107,418   74.48     2,601    4.87

Noninterest-bearing liabilities:
   Demand deposits                             29,335   14.31                           23,125   16.03
   Other liabilities                              343    0.17                            1,170    0.81
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                             183,984   89.75                          131,713   91.32

Shareholders' equity                           21,010   10.25                           12,520    8.68
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity   $204,994  100.00 %                       $144,233  100.00 %
===========================================================================================================================

Net interest income                                              $4,401                                   $3,334
===========================================================================================================================

Net interest margin                                                         4.62 %                                  5.04 %
===========================================================================================================================

<F1>  Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.
      Loan fees included in interest income are approximately $170,000 and $156,000 for the three month period ended June 30, 1997 and 1996, respectively.
      Loan fees included in interest income are approximately $305,000 and $269,000 for the six month period ended June 30, 1997 and 1996, respectively.

<F2>  Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $279,000 and $378,000 for the three and six month periods ended June 30, 1997, respectively, compared to $46,000 and $93,000 for the same periods in 1996. The increase in provision reflects an increase in net loan charge-offs of $53,000 from net recoveries of $7,000 for the six months ended June 30, 1997 and 1996, respectively, and loan growth of $42 million versus $10 million during those same periods.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance that have been charged to expense:

====================================================================================================
                                                                                June 30,
                                                                       -------------------------
                                                                       1997                 1996
----------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)

Allowance at beginning of period                                      $1,765                1,400
----------------------------------------------------------------------------------------------------

Loans charged off:
   Commercial and industrial                                             24                   -
   Real estate:
      Commercial                                                         45                   -
      Construction                                                       11                   -
      Residential                                                       -                     -
   Consumer and other                                                   -                     -
----------------------------------------------------------------------------------------------------
Total loans charged off                                                  80                   -
----------------------------------------------------------------------------------------------------

Recoveries of loans previously charged off:
   Commercial and industrial                                             20                   -
   Real estate:
      Commercial                                                          7                     7
      Construction                                                      -                     -
      Residential                                                       -                     -
   Consumer and other                                                   -                     -
----------------------------------------------------------------------------------------------------

Total recoveries of loans previously charged off                         27                     7
----------------------------------------------------------------------------------------------------

Net loans charged off (recovered)                                        53                    (7)
----------------------------------------------------------------------------------------------------

Provisions charged to operations                                        378                    93
----------------------------------------------------------------------------------------------------

Allowance at end of period                                           $2,090                 1,500
====================================================================================================

===============================================================================================
Average loans                                                        $152,826         113,576
Total loans                                                           176,296         120,773
Nonperforming loans                                                       595             352

Net charge-offs (recoveries) to average loans                            0.04%          (0.01)%
Allowance for possible loan losses to loans                              1.19            1.24
Allowance for possible loan losses to nonperforming
   loans                                                               351.26          426.14
===============================================================================================

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

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

====================================================================================================
                                                                     June 30,          December 31,
                                                                       1997                1996
----------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Nonaccrual loans                                                     $    323                 131
Loans past due 90 days or more and
   still accruing interest                                                272                  30
Restructured loans                                                        -                   -
----------------------------------------------------------------------------------------------------

Total nonperforming loans                                                 595                 161

Foreclosed property                                                       806                 874
----------------------------------------------------------------------------------------------------

Total nonperforming assets                                           $  1,401               1,035
====================================================================================================

Total assets                                                         $233,753             184,584
Total loans                                                           176,296             134,133
Total loans plus foreclosed property                                  177,102             135,007

Nonperforming loans to loans                                             0.34%               0.12%
Nonperforming assets to loans plus
   foreclosed property                                                   0.79                0.77
Nonperforming assets to total assets                                     0.60                0.56
====================================================================================================

NONINTEREST INCOME

Noninterest income was $102,000 and $216,000 for the three and six months periods ended June 30, 1997, respectively, as compared to $280,000 and $520,000 for the same periods in 1996. The decrease is primarily attributed to merchant credit card income. The Company sold its merchant credit card portfolio in November 1996. Merchant credit card income in 1997 was $0 compared to $147,000 and $383,000 for the three and six month periods ended June 30, 1996, respectively. Noninterest income from other sources consists primarily of service charges and other fees related to deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $83,000 and $230,000 to $1,355,000 and $2,637,000 for the three and six month periods ended June 30, 1997, respectively. The increases are primarily due to increases in salaries and benefits expense and occupancy expense, offset by a reduction of $121,000 and $268,000 for the three and six month periods ended June 30, 1997 in expenses related to the previously mentioned merchant credit card operation. Increases in salaries and benefits and occupancy expense are primarily due to the personnel and temporary facilities for the St. Charles county banking facility.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to an aggressive direct calling effort and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally-managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for four years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $29.0 million and $31.2 million of deposits from the national network with the Company at June 30, 1997 and December 31, 1996, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at June 30, 1997:

=======================================================================================
Remaining maturity                                                     Amount
                                                                (dollars in thousands)
---------------------------------------------------------------------------------------
Three months or less                                                  $26,323
Over three through six months                                           2,310
Over six through twelve months                                            303
Over twelve months                                                          -
---------------------------------------------------------------------------------------
                                                                      $28,936
=======================================================================================

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

CAPITAL ADEQUACY

In April 1996, the Company obtained a $1,000,000 unsecured line of credit. The line of credit was a one year interest only note accruing interest at the prime rate. The outstanding principal balance on the loan as of December 31, 1996 was $300,000 which was repaid during the three-month period ended March 31, 1997 from the proceeds of the common stock offering. The line of credit was not renewed at the maturity date in April 1997 at the request of the Company.

Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific instructions and to provide for uniform requirements among the various regulators. Currently, the risk-based guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less goodwill and any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

========================================================================================================================

                                                                                                         To be well
                                                                                                      capitalized under
                                                                                 For capital          prompt corrective
                                                            Actual            adequacy purposes       action privisions
                                                       ----------------       -------------------     -----------------
                                                       Amount     Ratio        Amount      Ratio       Amount     Ratio
------------------------------------------------------------------------------------------------------------------------
As of June 30, 1997:
   Total capital (to risk weighted assets):
      Enterbank Holdings, Inc.                      $24,559,100   13.32%    $14,746,866    8.00%    $18,433,583   10.00%
      Enterprise Bank                                21,032,000   11.48      14,651,060    8.00      18,313,826   10.00
   Tier I Capital (to risk weighted assets):
      Enterbank Holdings, Inc.                       22,469,100   12.19       7,373,433    4.00      11,060,150    6.00
      Enterprise Bank                                18,942,000   10.34       7,325,530    4.00      10,988,295    6.00
   Tier I Capital (to average assets):
      Enterbank Holdings, Inc.                       22,469,100   10.96       8,199,760    4.00      10,249,700    5.00
      Enterprise Bank                                18,942,000    9.27       8,171,309    4.00      10,214,137    5.00

As of December 31, 1996:
   Total capital (to risk weighted assets):
      Enterbank Holdings, Inc.                       16,461,861   11.53      11,424,028    8.00      14,280,035   10.00
      Enterprise Bank                                15,979,971   11.28      11,334,400    8.00      14,168,000   10.00
   Tier I Capital (to risk weighted assets):
      Enterbank Holdings, Inc.                       14,696,861   10.29       5,712,014    4.00       8,568,021    6.00
      Enterprise Bank                                14,214,917   10.03       5,667,200    4.00       8,500,800    6.00
   Tier I Capital (to average assets):
      Enterbank Holdings, Inc.                       14,696,861    9.62       6,108,240    4.00       7,635,300    5.00
      Enterprise Bank                                14,214,917    9.35       6,085,960    4.00       7,607,450    5.00
========================================================================================================================

Primary capital, a measure of capital adequacy, includes equity capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes. Tangible primary capital represents primary capital reduced by total intangible assets included in the balance sheet. At June 30, 1997, the Company's primary capital was $24.3 million compared to $16.5 million at December 31, 1996. The Company's primary capital to asset ratio on a consolidated basis was 10.41% and 8.95% at June 30, 1997 and December 31, 1996, respectively. The Company's tangible primary capital was $24.3 million and $16.5 million at June 30, 1997 and December 31, 1996, respectively.


IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128. The majority of the Company's outstanding options are fully vested and therefore, most of the dilution from outstanding options is already included in the current EPS calculation. The implementation of SFAS 128 to calculate current EPS is not expected to have a material impact on EPS presentation.

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


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

         Exhibit
         Number                                Description
         -------                               -----------
           11                 Statement Re:  Computation of Earnings Per Share

           27                 Financial Data Schedule

The Company filed no current reports on Form 8-K during the three months ended June 30, 1997.

                                SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 14th day of August, 1997.



                                    ENTERBANK HOLDINGS, INC.

                                    By:  /s/ Fred H. Eller
                                         ---------------------
                                         Fred H. Eller
                                         Chief Executive Officer


                                    By:  /s/ James C. Wagner
                                         -----------------------
                                         James C. Wagner
                                         Chief Financial Officer