Form 10-Q
period 1997-09-30
ENTERBANK HOLDINGS INC
filed 1997-11-14
CIK 1025835

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 - For the quarterly period ended
      September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from                 to

      Commission file number 333-14737





                             --------------

                         ENTERBANK HOLDINGS, INC.
          (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                            43-1706259
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)            Identification Number)

            150 NORTH MERAMEC, CLAYTON, MO            63105
      (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code:  314-725-5500
                             --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    ------          ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1997:

      Common Stock, $.01 par value -------- 2,297,412 shares outstanding as of October 31, 1997.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES


TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

      Item 1:

         Consolidated Balance Sheets                                       1

         Consolidated Statements of Income                                 2

         Consolidated Statements of Cash Flows                             3

         Notes to Consolidated Financial Statements                        4

      Item 2:

         Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          5


PART II - OTHER INFORMATION

      Item 2: Changes in Securities and use of proceeds                    14

      Item 5: Other Information                                            14

      Item 6:

         Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 15


PART I  ITEM 1

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 1997 and December 31, 1996

====================================================================================================================

                                                                             (Unaudited)
                                                                             September 30,            December 31,
                      ASSETS                                                     1997                     1996
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                      $ 15,769,231               9,261,035
Federal funds sold                                                             14,850,000              23,250,000
Interest bearing deposits                                                          40,091                      --
Investments in debt and equity securities:
   Available for sale, at estimated fair value                                 13,554,520              14,005,797
   Held to maturity, at amortized cost (estimated fair
      value of $824,376 at September 30, 1997 and
      $1,239,498 at December 31, 1996)                                            822,715               1,240,183
--------------------------------------------------------------------------------------------------------------------

Total investments in debt and equity securities                                14,377,235              15,245,980
--------------------------------------------------------------------------------------------------------------------

Loans, less unearned loan fees                                                201,537,575             134,133,092

Less allowance for loan losses                                                  2,255,000               1,765,000
--------------------------------------------------------------------------------------------------------------------

Loans, net                                                                    199,282,575             132,368,092
--------------------------------------------------------------------------------------------------------------------

Other real estate owned                                                           806,072                 874,426
Office equipment and leasehold improvements                                     2,205,614               1,119,268
Accrued interest receivable                                                     1,360,817                 935,864
Investment in Enterprise Fund, L.P.                                               227,237                 550,087
Prepaid expenses and other assets                                               2,044,405                 979,361
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $250,963,277             184,584,113
====================================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
====================================================================================================================

Deposits:
   Demand                                                                      38,912,010              31,137,649
   Interest-bearing transaction accounts                                       16,344,330              16,648,185
   Money market accounts                                                       82,088,461              54,637,747
   Savings                                                                      1,331,745               1,030,346
   Certificates of deposits:
      $100,000 and over                                                        37,388,411              24,067,363
      Other                                                                    50,922,070              41,439,799
--------------------------------------------------------------------------------------------------------------------

Total deposits                                                                226,987,027             168,961,089

Notes payable                                                                          --                 300,000

Accounts payable and accrued expenses                                             735,580                 565,131
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                             227,722,607             169,826,220
--------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Common stock, $.01 par value; authorized 3,000,000 shares;
      issued and outstanding 2,144,972 shares at September 30, 1997
      and 1,662,360 shares at December 31, 1996                                    21,450                  16,624
   Surplus                                                                     16,602,648               9,595,956
   Retained earnings                                                            6,603,657               5,138,612
   Net unrealized holding gains on
      available-for-sale securities                                                12,915                   6,701
--------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                     23,240,670              14,757,893
--------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                   $250,963,277             184,584,113
====================================================================================================================


See accompanying notes to consolidated financial statements.


ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES



Consolidated Statements of Income

Three months and nine months ended September 30, 1997 and 1996


==========================================================================================================================
                                                                                (Unaudited)          (Unaudited)
                                                                            Three months ended     Nine months ended
                                                                               September 30,         September 30,
                                                                            ------------------     -----------------
                                                                             1997        1996       1997        1996
--------------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                            $4,503,988   2,937,564  11,673,201   8,325,759
   Interest on debt securities:
      Taxable                                                               243,115     140,632     806,687     496,017
      Nontaxable                                                              8,498       9,311      26,038      26,334
   Interest on federal funds sold                                            63,677     100,273     543,084     260,374
   Interest on interest earning deposits                                        403          --         761          --
--------------------------------------------------------------------------------------------------------------------------

Total interest income                                                     4,819,681   3,187,780  13,049,771   9,108,484
--------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Interest-bearing transaction accounts                                     99,065      75,878     289,186     251,667
   Money market accounts                                                    897,824     501,793   2,506,173   1,409,203
   Savings                                                                    7,643       8,404      22,937      23,505
   Certificates of deposit:
      $100,000 and over                                                     439,906     290,232   1,183,601   1,018,983
      Other                                                                 635,255     513,386   1,899,819   1,277,152
   Federal funds purchased                                                    5,772         871       5,772         949
   Notes payable                                                                 --       8,949       2,888       8,949
--------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                    2,085,465   1,399,513   5,910,376   3,990,408
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                                       2,734,216   1,788,267   7,139,395   5,118,076

Provision for loan losses                                                   193,215      50,842     570,972     143,739
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
   loan losses                                                            2,541,001   1,737,425   6,568,423   4,974,337
--------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service charges on deposit accounts                                       48,921      31,071     128,805      95,034
   Other service charges and fee income                                      54,272     232,717     194,005     744,788
   Gain <loss> on investment in Enterprise Fund, L.P.                           662      (3,328)     (3,351)    (59,378)
--------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                    103,855     260,460     319,459     780,444
--------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries                                                                 761,369     533,311   2,018,143   1,506,699
   Payroll taxes and employee benefits                                      244,498     143,419     674,172     516,218
   Occupancy                                                                162,898      91,003     357,233     236,598
   FDIC insurance                                                             6,040         500      15,364       1,500
   Data processing                                                           62,517      58,334     176,131     172,893
   Other                                                                    450,695     462,376   1,083,823   1,261,980
--------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                 1,688,017   1,288,943   4,324,866   3,695,888
--------------------------------------------------------------------------------------------------------------------------

Income before income tax expense                                            956,839     708,942   2,563,016   2,058,893

Income tax expense                                                          351,848     279,608     954,577     792,553
--------------------------------------------------------------------------------------------------------------------------

Net income                                                               $  604,991     429,334   1,608,439   1,266,340
==========================================================================================================================

Earnings per share                                                       $     0.27        0.25        0.74        0.74

Weighted average common shares and common
   stock equivalents outstanding                                          2,254,021   1,728,691   2,176,712   1,702,870
==========================================================================================================================

See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 1997 and 1996

===================================================================================================================
                                                                                             (Unaudited)
                                                                                   --------------------------------
                                                                                        1997              1996
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $  1,608,439         1,266,340
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                  226,781           160,607
         Provision for loan losses                                                      570,972           143,739
         (Gains) losses on sale of other real estate owned,
           net of write-downs and expenses                                              (25,728)            6,646
         Net (amortization) accretion of debt securities                               (181,310)           23,832
         Loss on investment in Enterprise Fund, L.P.                                      3,351            59,378
         (Increase) decrease in accrued interest receivable                            (424,953)           70,397
         (Increase) decrease in prepaid expenses and other assets                    (1,065,044)           71,208
         Increase (decrease) in accounts payable and accrued expenses                   167,260          (229,899)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               879,768         1,572,248
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Decrease in federal funds sold                                                     8,400,000        10,605,000
   Increase in interest earning deposits                                                (40,091)               --
   Purchases of available-for-sale debt securities                                  (17,837,997)       (8,922,967)
   Purchases of available-for sale equity securities                                    (90,500)          (94,200)
   Purchases of held-to-maturity debt securities                                             --          (109,004)
   Proceeds from maturities of available-for-sale debt securities                    18,580,000        10,140,000
   Proceeds from maturities and principal paydowns on
     held-to-maturity debt securities                                                   407,956             5,229
   Net increase in loans                                                            (67,575,468)      (19,246,166)
   Proceeds from sales of other real estate owned                                       184,093                --
   Purchases of office equipment and leasehold improvements                          (1,313,127)         (241,686)
   Decrease (increase) in Investment in Enterprise Fund, L.P.                           319,499          (520,500)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                               (58,965,635)       (8,384,294)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase (decrease) in demand and savings accounts                            35,222,619        (4,229,610)
   Net increase in certificates of deposit                                           22,803,319         8,650,813
   (Decrease) increase in notes payable                                                (300,000)          300,000
   Cash dividends paid                                                                 (143,393)          (84,146)
   Proceeds from the issuance of common stock                                         7,011,518         1,094,280
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            64,594,063         5,731,337
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and due from banks                                    6,508,196        (1,080,709)

Cash and due from banks, beginning of period                                          9,261,035         8,109,804
-------------------------------------------------------------------------------------------------------------------

Cash and due from banks, end of period                                             $ 15,769,231         7,029,095
===================================================================================================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                     $  5,869,541         4,017,213
      Income taxes                                                                    1,095,258           739,759
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                       195,000            50,000
      Loans made to facilitate the sale of other real estate owned                      104,987            50,000
===================================================================================================================

See accompanying notes to consolidated financial statements.


ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1997 and 1996

-------------------------------------------------------------------------------

  (1)   BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 (2)    STOCK OFFERINGS AND OTHER TRANSACTIONS

        On February 14, 1997, the Company completed a stock offering of 451,612 shares of common stock registered under the Securities Act of 1933 on Form S-1. These shares were offered to the public at $15.50 per share. The offering allowed for the sale of a minimum of 193,548 shares, or $3,000,000, and a maximum of 451,612 shares, or $7,000,000 in common stock. The maximum number of shares was sold at $15.50 per share.

        On October 31, 1997, the Company completed a private stock offering of 130,940 shares of common stock exempt from registration under the Securities Act of 1933 pursuant to Regulation D thereunder. These shares were offered at $16.75 per share. The offering allowed for the sale of a minimum of 59,701 shares, or $1,000,000, and a maximum of 131,343 shares, or $2,200,000 in common stock. The offering and substantially all sales of common stock were made to accredited investors.

        In a related transaction, on October 31, 1997, the Company entered into an agreement with Moneta Group, Inc., a St. Louis based financial planning and investment advisory firm (Moneta), to enter into a business referral and financial planning servicing arrangement. The business referral arrangement will provide for compensation in the form of non-qualified Company stock options for up to 200,000 shares of the Company's common stock to Moneta personnel based upon cumulative net incremental revenues generated by deposit accounts and loan transactions referred to the Company's wholly-owned subsidiary, Enterprise Bank, by such Moneta personnel. The options, when granted, and the common stock to be issued pursuant to such option, when issued, will be unregistered and issued pursuant to available exemptions from registration. The financial planning arrangement will enable Enterprise Bank to offer its customers financial planning services by Moneta personnel in return for a percentage share of the earnings generated from such services. The business referral and financial planning servicing arrangement is subject to execution of the agreement by all parties thereto.

            ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         FINANCIAL CONDITION

Total assets at September 30, 1997 were $251 million, an increase of $66 million, or 36%, over total assets of $185 million at December 31, 1996.
Loans and leases were $202 million, an increase of $68 million, or 51%, over total loans and leases of $134 million at December 31, 1996. Federal funds sold and investment securities were $29 million, a decrease of $9 million, or 24%, from total federal funds sold and investment securities of $38 million at December 31, 1996. The decrease resulted from the shift in earning assets from short-term investments into loans during the first five months of 1997.

Total deposits at September 30, 1997 were $227 million, an increase of $58 million, or 34%, over total deposits of $169 million at December 31, 1996. Deposit growth during the first nine months of 1997 occurred primarily in money market accounts and demand deposit accounts. Deposit growth in the third quarter occurred primarily in certificates of deposits due to advertising programs.

Total shareholders' equity increased $8.5 million primarily due to retained earnings of $1.5 million for the nine months ended September 30, 1997 and net proceeds of $7.0 million from the sale of common stock and the exercise of incentive stock options by some employees.

                           RESULTS OF OPERATIONS

Net income was $1,608,000 for the nine month period ended September 30, 1997, an increase of 27% over net income of $1,266,000 for the same period in 1996. Net income for the three month period ended September 30, 1997 was $605,000, an increase of 41% over net income of $429,000 for the same period in 1996. Earnings per share for the nine months ended September 30, 1997 and 1996 were $0.74. Earnings per share for the three months ended September 30, 1997 and 1996 were $0.27 and $0.25, respectively. Earnings per share did not increase in line with the increase in net income due to the increase in weighted average common stock equivalents outstanding of 514,696 from September 30, 1996 to September 30, 1997. Weighted average common stock equivalents increased primarily from the issuance of 198,960 shares of common stock upon the exercise of outstanding warrants in August 1996, and the issuance of 451,612 shares of common stock on February 14, 1997 in the Company's common stock offering.

NET INTEREST INCOME

Net interest income (presented on a tax-equivalent basis) was $7.1 million, or 4.82% of average earning assets, for the nine months ended September 30, 1997 compared to $5.1 million, or 5.04% of average earning assets, for the same period in 1996. The $2.0 million, or 39%, increase in net interest income resulted primarily from a $62 million increase in average earning assets to $198 million for the nine months ended September 30, 1997 from $136 million during the same period in 1996, offset by a lower average earning asset yield and a higher cost of deposits.

Net interest income (presented on a tax-equivalent basis) was $2.7 million, or 5.19% of average earning assets, for the three months ended September 30, 1997 compared to $1.8 million, or 5.03% of average earning assets, for the same period in 1996. The $946,000, or 53%, increase in net interest income resulted primarily from a $68 million increase in average earning assets to $210 million for the three months ended September 30, 1997 from $142 million during the same period in 1996 and a higher average earning asset yield and lower cost of deposits. The asset yield increase is primarily due to a change in the mix of earning assets from lower yielding federal funds sold to higher yielding loans.

The yield on average earning assets decreased to 8.83% for the nine month period ended September 30, 1997 from 8.96% for the same period in 1996. The yield on average earning assets increased to 9.14% for the three month period ended September 30, 1997 from 8.95% for the same period in 1996. The yield on interest bearing deposits increased to 5.01% for the nine month period ended September 30, 1997 from 4.88% for the same period in 1996 and remained relatively constant for the two three-month periods ended September 30, 1997 and 1996.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Distribution of Average Assets, Liabilities and Shareholder's Equity and Interest Rates

===============================================================================================================================

                                                                           Three months ended September 30,
                                                      -----------------------------------------------------------------------
                                                                       1997                               1996
                                                      ------------------------------------ ----------------------------------


                                                                Percent  Interest Average           Percent  Interest Average
                                                      Average   of total income/  yield/   Average  of total income/   yield/
                    ASSETS                            balance    assets  expense   rate    balance   assets  expense    rate
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Loans<F1>                                         $187,817    83.13%  $4,517   9.54%  $123,648    80.63%  $2,946     9.48%
   Taxable investments in debt securities              16,868     7.47      243   5.72     10,022     6.54      141     5.60
   Non-taxable investments in debt securities<F2>         825     0.37       13   6.25        895     0.58       14     6.22
   Federal funds sold                                   4,419     1.96       64   5.75      7,652     4.99      100     5.20
   Interest earning deposits                               39     0.02       --   4.48         --       --       --       --
-------------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                         209,968    92.95    4,837   9.14    142,217    92.74    3,201     8.95
-------------------------------------------------------------------------------------------------------------------------------

Non-interest earning assets:
   Cash and due from banks                             12,243     5.41                      8,648     5.64
   Office equipment and leasehold improvements          1,871     0.83                        884     0.58
   Prepaid expenses and other assets                    3,988     1.77                      3,126     2.03
   Allowance for possible loan losses                  (2,171)   (0.96)                    (1,525)   (0.99)
-------------------------------------------------------------------------------------------------------------------------------

Total assets                                         $225,899   100.00%                  $153,350   100.00%
===============================================================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Interest-bearing transaction accounts               16,303     7.22      108   2.63     12,149     7.92       78     2.55
   Money market                                        75,782    33.55      898   4.70     41,907    27.33      502     4.77
   Savings                                              1,222     0.54        8   2.60      1,114     0.73        9     3.21
   Certificates of deposit                             73,175    32.39    1,075   5.83     55,467    36.17      803     5.76
   Notes payable                                           --       --       --     --        266     0.17        9    13.46
   Federal funds purchased                                416     0.18        3   2.86         60     0.04        1     6.63
-------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                    166,898    73.88    2,092   4.97    110,963    72.36    1,402     5.03

Noninterest-bearing liabilities:
   Demand deposits                                     35,304    15.63                     24,892    16.23
   Other liabilities                                      839     0.37                      3,661     2.39
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                     203,041    89.88                    139,516    90.98

Shareholders' equity                                   22,858    10.12                     13,834     9.02
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity           $225,899   100.00%                  $153,350   100.00%
===============================================================================================================================

Net interest income                                                      $2,745                              $1,799
===============================================================================================================================

Net interest margin                                                               5.19%                                 5.03%
===============================================================================================================================


<F1> Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.

     Loan fees included in interest income are approximately $195,000 and $106,000 for the three month period ended September 30, 1997 and 1996, respectively.

     Loan fees included in interest income are approximately $500,000 and $375,000 for the nine month period ended September 30, 1997 and 1996, respectively.

<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuring a tax rate of 34%.


===============================================================================================================================

                                                                           Nine months ended September 30,
                                                      -----------------------------------------------------------------------
                                                                       1997                               1996
                                                      ----------------------------------- -----------------------------------

                                                                Percent  Interest Average           Percent  Interest Average
                                                      Average   of total income/  yield/   Average  of total income/   yield/
                    ASSETS                            balance    assets  expense   rate    balance   assets  expense    rate
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Interest-earning assets:
   Loans<F1>                                         $164,618    77.65% $11,692   9.50%  $116,958    79.41%  $8,340    9.53%
   Taxable investments in debt securities              19,008     8.96      807   5.68     11,727     7.96      496    5.65
   Non-taxable investments in debt securities<F2>         851     0.40       40   6.28        850     0.58       40    6.29
   Federal funds sold                                  13,539     6.39      543   5.36      6,631     4.50      260    5.24
   Interest earning deposits                               30     0.01        1   4.46         --       --       --      --
-------------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                         198,046    93.41   13,083   8.83    136,166    92.45    9,136    8.96
-------------------------------------------------------------------------------------------------------------------------------

Non-interest earning assets:
   Cash and due from banks                             10,751     5.07                      8,699     5.91
   Office equipment and leasehold improvements          1,472     0.69                        859     0.58
   Prepaid expenses and other assets                    3,755     1.77                      3,053     2.07
   Allowance for possible loan losses                  (1,984)   (0.94)                    (1,483)   (1.01)
-------------------------------------------------------------------------------------------------------------------------------

Total assets                                         $212,040   100.00%                  $147,294   100.00%
===============================================================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Interest-bearing transaction accounts               15,680     7.39      317   2.70     13,340     9.05      264    2.64
   Money market                                        71,033    33.50    2,506   4.72     42,178    28.64    1,409    4.46
   Savings                                              1,190     0.56       23   2.58      1,048     0.71       24    3.06
   Certificates of deposit                             70,473    33.24    3,084   5.85     52,866    35.89    2,296    5.80
   Notes payable                                           33     0.02        3  12.15        172     0.12        9    6.99
   Federal funds purchased                                141     0.07        6   5.73         22     0.01        1    6.07
-------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                    158,550    74.78    5,939   5.01    109,626    74.42    4,003    4.88

Noninterest-bearing liabilities:
   Demand deposits                                     31,356    14.78                     23,800    16.16
   Other liabilities                                      470     0.22                        910     0.62
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                     190,376    89.78                    134,336    91.20

Shareholders' equity                                   21,664    10.22                     12,958     8.80
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity           $212,040   100.00%                  $147,294   100.00%
===============================================================================================================================

Net interest income                                                      $7,144                              $5,133
===============================================================================================================================

Net interest margin                                                               4.82%                                5.04%
===============================================================================================================================


<F1> Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.

     Loan fees included in interest income are approximately $195,000 and $106,000 for the three month period ended September 30, 1997 and 1996, respectively.

     Loan fees included in interest income are approximately $500,000 and $375,000 for the nine month period ended September 30, 1997 and 1996, respectively.

<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuring a tax rate of 34%.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $193,000 and $571,000 for the three and nine month periods ended September 30, 1997, respectively, in comparison to $51,000 and $144,000 for the same periods in 1996. The increase in the provision reflects an increase in net loan charge-offs to $81,000 from net recoveries of $12,000 for the nine months ended September 30, 1997 and 1996, respectively, and loan growth of $68 million versus $19 million during those same periods.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance that have been charged to expense:

=========================================================================================================================

                                                                                           September 30,
                                                                                      ----------------------
                                                                                      1997              1996
-------------------------------------------------------------------------------------------------------------------------
                                                                                      (dollars in thousands)
Allowance at beginning of period                                                 $   1,765             1,400
-------------------------------------------------------------------------------------------------------------------------

Loans charged off:
     Commercial and industrial                                                          80                --
     Real estate:
         Commercial                                                                     27                --
         Construction                                                                    5                --
         Residential                                                                    --                --
     Consumer and other                                                                 --                --
-------------------------------------------------------------------------------------------------------------------------
Total loans charged off                                                                112                --
-------------------------------------------------------------------------------------------------------------------------

Recoveries of loans previously charged off:
     Commercial and industrial                                                          20                --
     Real estate:
         Commercial                                                                     --                --
         Construction                                                                   --                --
         Residential                                                                    11                10
     Consumer and other                                                                 --                 1
-------------------------------------------------------------------------------------------------------------------------
Total recoveries of loans previously charged off                                        31                11
-------------------------------------------------------------------------------------------------------------------------
Net loans charged off (recovered)                                                       81               (11)
-------------------------------------------------------------------------------------------------------------------------
Provisions charged to operations                                                       571               144
-------------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                       $   2,255             1,555
=========================================================================================================================

Average loans                                                                      164,618           116,958
Total loans                                                                        201,538           129,721
Nonperforming loans                                                                    183               107

Net charge-offs (recoveries) to average loans                                         0.05%            (0.01)%
Allowance for possible loan losses to loans                                           1.12              1.20
Allowance for possible loan losses to nonperforming
     loans                                                                        1,232.24          1,453.27
=========================================================================================================================

The allowance for loan losses is maintained at a level considered adequate to provide for potential losses. The provision for loan losses is based on a periodic analysis which considers, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on identified problem loans, an overall unallocated allowance is established to provide for unidentified credit losses inherent in the portfolio. As increases to the allowance for loan losses become necessary, they are reflected in the results of operations in the periods in which they become known.

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

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:


=========================================================================================================================
                                                                                 September 30,      December 31,
                                                                                     1997              1996
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (dollars in thousands)

Nonaccrual loans                                                                  $    183               131
Loans past due 90 days or more and
     still accruing interest                                                            --                30
Restructured loans                                                                      --                --
-------------------------------------------------------------------------------------------------------------------------

Total nonperforming loans                                                              183               161

Foreclosed property                                                                    806               874
-------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                                                        $    989             1,035
=========================================================================================================================

Total assets                                                                      $250,963           184,584
Total loans                                                                        201,538           134,133
Total loans plus foreclosed property                                               202,344           135,007

Nonperforming loans to loans                                                          0.09%             0.12%
Nonperforming assets to loans plus
     foreclosed property                                                              0.49              0.77
Nonperforming assets to total assets                                                  0.39              0.56
=========================================================================================================================


NONINTEREST INCOME

Noninterest income was $104,000 and $319,000 for the three and nine months periods ended September 30, 1997, respectively, compared to $260,000 and $780,000 for the same periods in 1996. The decrease is primarily attributable to merchant credit card income. The company sold its merchant credit card portfolio in November 1996. Merchant credit card income in 1997 was $0 compared to $174,000 and $557,000 for the three and nine month periods ended September 30, 1996. Noninterest income from other sources consists primarily of service charges and other fees related to deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $399,000 and $629,000 to $1,688,000 and $4,325,000 for the three and nine month periods ended September 30, 1997, respectively. The increases are primarily due to increases in salaries and benefits expense and occupancy expense, offset by a reduction of $139,000 and $407,000 for the three and nine month periods ended September 30, 1997 in expenses related to the previously mentioned merchant credit card operation. Increases in salaries and benefits and occupancy expense are primarily due to the personnel and occupancy expenses for the new banking facilities located in St. Charles County and Sunset Hills.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to an aggressive direct calling effort and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally-managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for four years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $38 million and $31 million of deposits from the national network with the Company at September 30, 1997 and December 31, 1996, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at September 30, 1997:


===========================================================================
Remaining maturity                                          Amount
---------------------------------------------------------------------------
                                                    (dollars in thousands)
Three months or less                                       $20,932
Over three through six months                                7,974
Over six through twelve months                               7,296
Over twelve months                                           1,186
---------------------------------------------------------------------------
                                                           $37,388
===========================================================================


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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:


==========================================================================================================================
                                                                                                        To be well
                                                                                                     capitalized under
                                                                                 For capital         prompt corrective
                                                           Actual             adequacy purposes      action provisions
                                                    --------------------      -----------------      -----------------
                                                    Amount         Ratio       Amount     Ratio       Amount     Ratio
--------------------------------------------------------------------------------------------------------------------------
As of September 30, 1997:
   Total capital (to risk weighted assets:
      Enterbank Holdings, Inc.                   $25,436,500       12.53%   $16,238,133     8.00%   $20,297,666    10.00%
      Enterprise Bank                             22,411,000       11.03     16,255,696     8.00     20,319,619    10.00
   Tier I Capital (to risk weighted assets):
      Enterbank Holdings, Inc.                    23,181,500       11.42      8,119,067     4.00     12,178,600     6.00
      Enterprise Bank                             20,156,000        9.92      8,127,848     4.00     12,191,772     6.00
   Tier I Capital (to average assets):
      Enterbank Holdings, Inc.                    23,181,500       10.26      9,035,960     4.00     11,294,950     5.00
      Enterprise Bank                             20,156,000        9.54      8,451,200     4.00     10,564,000     5.00

As of December 31, 1996:
   Total capital (to risk weighted assets:
      Enterbank Holdings, Inc.                    16,461,861       11.53%    11,424,028     8.00     14,280,035    10.00
      Enterprise Bank                             15,979,917       11.28     11,334,400     8.00     14,168,000    10.00
   Tier I Capital (to risk weighted assets):
      Enterbank Holdings, Inc.                    14,696,861       10.29      5,712,014     4.00      8,568,021     6.00
      Enterprise Bank                             14,214,917       10.03      5,667,200     4.00      8,500,800     6.00
   Tier I Capital (to average assets):
      Enterbank Holdings, Inc.                    14,696,861        9.62      6,108,240     4.00      7,635,300     5.00
      Enterprise Bank                             14,214,917        9.35      6,085,960     4.00      7,607,450     5.00
==========================================================================================================================

Primary capital, a measure of capital adequacy, includes equity capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes. Tangible primary capital represents primary capital reduced by total intangible assets included in the balance sheet. At September 30, 1997, the Company's primary capital was $25.5 million compared to $16.5 million at December 31, 1996. The Company's primary capital to asset ratio on a consolidated basis was 10.09% and 8.95% at September 30, 1997 and December 31, 1996, respectively. The Company's tangible primary capital was $25.5 million and $16.5 million at September 30, 1997 and December 31, 1996, respectively.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Liabilities (SFAS 125) prospectively on January 1, 1997. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The standards established by SFAS 125 are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The implementation of SFAS 125, which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, did not have a material effect on the consolidated financial position or results of operations of the Company.

During February 1997, the FASB issued SFAS 128, Earnings per Share  (SFAS
128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities which publicly held common stock or potential common stock. SFAS 128 supersedes Opinion 15 and AICPA Accounting Interpretations 1-102 of Opinion 15 making EPS calculations comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128. The majority of the Company's outstanding options are fully vested and therefore, most of the dilution from outstanding options is already included in the current EPS calculation. The Company does not believe the implementation of SFAS 128 will have a material effect on its computation of EPS.

In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure and applied to all entities. SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion-1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS 129 eliminates the exemption of nonpublic entities from certain disclosure requirements on APB 15 as provided by SFAS 21, Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. SFAS 129 supersedes specific disclosure requirements of APB 10, APB 15 and SFAS 47 and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to nonpublic entities. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB 10, APB 15 and SFAS 47. Therefore, the implementation of SFAS 129 is not expected to have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 requires all items recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. It also requires publicly traded companies to report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. SFAS 130 requires an entity to: (1) classify items of other comprehensive income by their nature in a statement of financial performance and (2) display the accumulated balances of items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's management is in the process of analyzing SFAS 130 and its impact on the Company's financial position and results of operations.

In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company's management is in the process of analyzing SFAS 131 and its impact on the Company's financial position and results of operations.

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



                      PART II -  OTHER INFORMATION

Item 2 - Changes in Securities and use of proceeds

See Part I - Item 1 - Note 2 to the Consolidated Financial Statements for the information required by this Item.

Item 5 - Other Information

See Part I - Item 1 - Note 2 to the Consolidated Financial Statements for the information required by this Item.

Item 6 - Exhibits and Reports on Form 8-K

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


         Exhibit
         Number                                 Description
         -------                                -----------
           10           Customer Referral Agreement by and among Enterbank Holdings, Inc.,
                        Enterprise Bank and Moneta Group Investment Advisors, Inc.

           11           Statement Re:  Computation of Earnings Per Share

           27           Financial Data Schedule

The Company filed no current reports on Form 8-K during the three months ended September 30, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 14th day of November, 1997.





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