Form 10-K405
period 1997-12-31
ENTERBANK HOLDINGS INC
filed 1998-03-24
CIK 1025835

===============================================================================

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                      FORM 10-K


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      [Fee Required]  For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      [No Fee Required]  For the transition period from        to

      Commission file number 333-14737

                               ENTERBANK HOLDINGS, INC.

              (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                    43-1706259
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                          Identification Number)



      150 NORTH MERAMEC, CLAYTON, MO                                 63105
  (Address of principal executive offices)                        (Zip Code)

          Registrant's telephone number, including area code:  314-725-5500

                               ------------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                         NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K /x/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1998:
Common Stock, par value $.01, $47,996,738

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1998:
Common Stock, par value $.01, 2,305,112 shares outstanding


===============================================================================

                          ENTERBANK HOLDINGS, INC.

                      1997 ANNUAL REPORT ON FORM 10-K



                                                                        Page
                                                                        ----
Selected Financial Data                                                   1

Business                                                                  2

Market for Common Stock                                                   6

Dividends                                                                 6

Description of Capital Stock                                              6

Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                 7

Supervision and Regulation                                               23

Management                                                               26

Beneficial Ownership of Securities                                       29

Certain Related Party Transactions                                       30

Independent Auditors' Report                                             31

Consolidated Financial Statements                                        32

Signatures                                                               56

Exhibit Index                                                            57


                                                  SELECTED FINANCIAL DATA
                                                  -----------------------

                                                                               Year ended December 31,
                                                  -------------------------------------------------------------------------
                                                    1997           1996             1995           1994              1993
                                                  --------       --------         --------       --------           -------
                                                      (Dollars and number of shares in thousands, except per share data)

STATEMENT OF INCOME DATA
   Interest income                                $ 18,759       $ 12,554         $ 10,914       $  7,374           $ 5,770
   Interest expense                                  8,582          5,569            4,887          2,570             2,083
                                                  --------       --------         --------       --------           -------
   Net interest income                              10,177          6,985            6,027          4,804             3,687
   Provision for loan losses                           775            345              631            450               162
                                                  --------       --------         --------       --------           -------
   Net interest income after provision
     for loan losses                                 9,402          6,640            5,396          4,354             3,525
   Noninterest income                                  476          1,239              836            805               744
   Noninterest expense                               6,339          5,146            4,187          3,551             3,106
                                                  --------       --------         --------       --------           -------
   Income before income tax expense                  3,539          2,733            2,045          1,608             1,163
   Income tax expense                                1,317          1,031              741            607               411
                                                  --------       --------         --------       --------           -------
   Net income                                        2,222          1,702            1,304          1,001               752
                                                  ========       ========         ========       ========           =======

   Basic earnings per share                           1.06           1.11             0.89           0.68              0.51
   Diluted earnings per share                         1.00           0.97             0.77           0.62              0.48
   Cash dividends per common share                     .09           0.08             0.07           0.06              0.05
   Basic weighted average common
     shares and common stock
     equivalents outstanding<F1>                     2,095          1,538            1,463          1,462             1,460
   Diluted weighted average common
     shares and common stock
     equivalents outstanding<F1>                     2,225          1,751            1,685          1,614             1,561
===========================================================================================================================
BALANCE SHEET DATA
   Cash and due from banks                        $ 13,897       $  9,261         $  8,110       $  5,930           $ 4,872
   Federal funds sold                               32,825         23,250           16,230         11,300            10,125
   Investments in debt and equity securities:
     Available for sale                             12,515         14,006           16,065         15,740             2,999
     Held to maturity                                  919          1,240              842            802             6,680
                                                  --------       --------         --------       --------           -------
   Total investments                                13,434         15,246           16,907         16,542             9,679
                                                  --------       --------         --------       --------           -------
   Loans, net of unearned loan fees <F2>           225,560        134,133          110,464         85,687            72,215
   Allowance for loan losses                         2,510          1,765            1,400          1,000               722
   Total assets                                    291,365        184,584          153,706        122,212            99,266
   Total deposits                                  264,301        168,961          141,140        104,799            89,113
   Note payable                                         --            300               --             --                --
   Shareholders' equity                             26,067         14,758           12,052         10,781             9,943
   Book value per common share                       11.34           8.88             8.24           7.38              6.81
   Tangible book value per common share              11.32           8.84             8.19           7.38              6.81
===========================================================================================================================
SELECTED RATIOS
   Return on average assets                           0.97%          1.12%            0.99%          0.96%             0.84%
   Return on average equity                           9.78          12.73            11.13           9.71              7.83
   Total capital to risk-weighted assets             12.28          11.53            11.40          11.75             14.12
   Leverage ratio                                     8.93           7.96             7.81           8.89             10.02
   Net yield on average earning assets                8.84           8.90             9.00           7.78              7.14
   Cost of interest-bearing liabilities               5.03           4.89             4.94           3.36              3.11
   Net interest margin                                4.79           4.96             4.98           5.07              4.57
   Nonperforming loans as a percent of loans          0.02           0.12             0.10           0.00              0.78
   Nonperforming assets as a percent of assets        0.29           0.56             0.64           1.45              2.08
   Net loan charge offs (recoveries)
     as a percent of average loans                    0.02          (0.02)            0.24           0.23              0.07
   Allowance for loan losses as a percent
     of loans, net of unearned loan fees              1.11           1.32             1.27           1.17              1.00
===========================================================================================================================


<F1>  Reflects the results of a stock offering and a private placement of common stock in February and October 1997 (see "Market for Common
      Stock".
<F2>  Excludes loans held for sale.

                              BUSINESS
                              --------

Enterbank Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 30, 1994, and was formed for the sole purpose of providing a holding company structure for the ownership of Enterprise Bank, a Missouri banking corporation. The Company acquired Enterprise Bank (the "Bank") in May 1995 through a tax-free exchange by Bank shareholders. The bank holding company ownership structure gives the Bank a source of capital and financial strength and allows the organization some flexibility in expanding the products and services offered to clients.

The Bank began operations on May 9, 1988 as a newly formed and charted Missouri financial institution. From 1988 through 1996, commercial banking services had been provided to Bank customers from a single location in the City of Clayton, St. Louis County, Missouri. During 1996, the Bank received regulatory approval for two additional facilities located in St. Charles County and the City of Sunset Hills which opened in their permanent facilities in July and September 1997, respectively.

The Company organized Enterprise Capital Resources, Inc. ("Capital Resources") in 1995 as a wholly owned subsidiary to provide merchant banking services to closely-held businesses and their owners. Capital Resources formed a wholly owned subsidiary, Enterprise Capital Management, Inc. ("Capital Management"), which manages and acts as the general partner of The Enterprise Fund, L.P., a licensed Small Business Investment Company ("SBIC") under the regulations of the Small Business Administration, providing venture capital to growing companies. In March 1998, Capital Resources changed its name to Enterprise Merchant Banc, Inc. ("Merchant Banc").

In 1997, the Company organized Enterprise Financial Advisors ("Financial Advisors") as a division of the Bank to provide fee-based personal financial planning, estate planning, and corporate planning services to the Company's target market. The Company entered into solicitation and referral agreements with Moneta Group, Inc., a financial planning company, as part of the organization of Financial Advisors.

As used herein, unless the context indicates otherwise, Enterbank Holdings, Inc. and all of its subsidiaries are referred collectively as the "Organization".

The Company's executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company's telephone number is (314) 725-5500.

STRATEGY

The Company's strategy is to provide a complete range of financial services designed to appeal to closely-held businesses, their owners, and to professionals in the St. Louis metropolitan area, which encompasses the city of St. Louis, Missouri, the Missouri counties of St. Louis, St. Charles, Jefferson, Franklin, Lincoln and Warren and the Illinois county of St. Clair. The Company's merchant banking operation targets a larger geographic area which includes all of Missouri and the adjoining states. The Company's goal is to grow its operations within its defined market niche by being well-managed, well-capitalized and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals can be achieved while providing attractive returns to shareholders. Growth and return on shareholders' equity are the financial performance indicators the Company considers most critical in measuring success.

Through the Bank, the Company currently delivers a full range of commercial banking services to the closely-held business market. Merchant banking and venture capital services are conducted through Merchant Banc and Capital Management. Financial planning services are offered through Financial Advisors. The Company plans to continue to expand the range of services it provides within its market niche while expanding the base of customers to which it provides its current services.

THE BANK

The Bank offers a broad range of commercial and personal banking services to its customers. Loans include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate and a small amount of consumer loans. Other services include cash management, safe-deposit boxes, and lock boxes.

The Company's primary source of funds has historically been customer deposits. The Company offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order to withdrawal accounts, and individual retirement accounts. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types of deposits.

Management believes the Bank is able to compete effectively in its market because the Company's officers and senior management maintain close working relationships with their commercial customers and their businesses; the Bank's management structure enables it to react to customer requests for loan and deposit services more quickly than larger competitors; the Bank's management and officers have significant experience in the communities serviced by the Bank; and the Company continues to target the closely-held business and professional market. Additionally, industry consolidation has resulted in fewer independent banks and fewer banks serving the Bank's target market niche. Management believes the Bank is the only bank in its market area whose primary strategy is to focus on closely-held businesses, their owners and the professional market.

The Bank's historical growth strategy has been both customer and asset driven. The Bank continuously seeks to add customers that fit its target market. This strategy has enabled the Bank to attract customers whose borrowing needs have grown along with the Bank's increasing capacity to fund its customers' loan requests. Additionally, the Bank has increased its loan portfolio based on lending opportunities developed by relationship officers. The Bank funds its loan growth by attracting deposits from its business and professional customers and by attracting wholesale deposits which are considered stable deposit sources and which are priced at levels below the Bank's alternative cost of borrowing funds.

The Bank's operating strategy results in efficient operating ratios despite its increasing investment in sales personnel whose goal is to expand the number and depth of the Bank's customer relationships. The Bank can expand its customer relationships and control operating costs by operating a small number of offices with a high per office asset base; emphasizing commercial loans which tend to be larger than retail loans; employing an experienced staff, all of whom are rewarded on the basis of performance and customer service; improving data processing and operational systems to increase productivity and control risk; leasing facilities so that capital can be deployed more effectively to support growth in earning assets; and outsourcing services where possible.

The Bank has a strong orientation toward commercial banking, with a specific focus on closely-held businesses, their owners, and professionals located in its target service areas. The Bank stresses personal service, flexibility in structuring loan and deposit relationships which meet customers' needs and timely responsiveness to the needs of customers. Senior management of the Bank makes it a practice to maintain close working relationships and personal contact with each of its commercial customers.

The Bank's Board of Directors is comprised primarily of business owners and professionals who fit the current and target customer profile of the Bank. The Board of Directors takes an active role in the Bank's business development activities and the credit review process. Its input and understanding of the needs of the Bank's current and target customers has been critical in the Bank's past success and will be critical in the Bank's plans for future growth.

The Bank has historically had low turnover of relationship officers, and its policy is to keep officers assigned to accounts for long periods of time. This practice improves each officer's understanding of clients' businesses resulting in knowledgeable credit assessments and superior customer service.

Relationship officers are supported by credit analysts and other support personnel who are familiar with each assigned customer, creating a team approach to serving customers' needs. A significant portion of the Bank's new business results from referrals from existing customers.

The Bank's growth in loans has been due in large measure to its strategy of targeting closely-held businesses and to the relationships and experience of the Bank's management and directors in the St. Louis community.

The Loan Committee of the Bank consists of all members of the Board of Directors, who serve on a rotating basis. Generally, loan requests over $150,000 are initially reviewed by a committee of management officials, which includes among others, the Presidents of all geographic banking units and the Chief Executive Officer. This group has authority to approve loans when the aggregate loan balance of all the borrower's loans (including loans to affiliated entities) is less than $625,000. Loan requests where the borrower's aggregate loan balance is above $625,000 are also reviewed and examined by the respective geographic banking units' board committees. Loan requests when the borrower's aggregate loan balance is above $1,500,000 require approval of the Bank's full Board of Directors. Notwithstanding the required Board Committee approvals where the aggregate loan balance is greater than $625,000, all such loans are subsequently reported to the full Board of Directors for review and comment.

MARKET AREAS AND APPROACH TO EXPANSION

Recent expansion efforts include the establishment of banking facilities in St. Charles County and the City of Sunset Hills based on the high expectations for growth in those markets and the high concentration of closely-held businesses and professionals in those markets. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, etc. should be made locally by managers who have an equity stake in the Company (see "Management.") The Company, as part of its expansion effort, plans to continue its strategies of operating a small number of offices with a high per office asset base, emphasizing commercial loans, and employing experienced staff who are rewarded on the basis of performance and customer service.

The following is a list of the Bank's current facilities:


Operating Unit                      Address
--------------                      -------
Enterprise Bank, Clayton            150 North Meramec, Clayton, Missouri 63105
Enterprise Bank, St. Charles        300 St. Peters Center Blvd., St. Peters, Missouri 63376
Enterprise Bank, Sunset Hills       3890 South Lindbergh Blvd., Sunset Hills, Missouri 63127


ENTERPRISE MERCHANT BANC

Merchant Banc, a wholly owned subsidiary of the Company, was organized in 1995 to provide merchant banking services to closely-held businesses and their owners as part of the Company's overall strategy to deliver financial services to that market. Operations to date have consisted of the formation of the Enterprise Fund (the "Fund"), a licensed SBIC formed in 1995 under the regulations of the Small Business Administration ("SBA") and, to a lesser extent, fee-based services related to capital formation and company acquisition. Capital Management, a wholly owned subsidiary of Merchant Banc, manages and acts as the general partner of the Fund. The Fund provides venture capital to growing companies which qualify under the SBA's definition of a small business eligible for investment by an SBIC. The Fund may also participate in certain qualifying management buy-out situations involving companies eligible for investment by an SBIC. The Fund began its operations in the fourth quarter of 1995. The Fund's committed capital is approximately $10.3 million, of which $1 million was committed by the Company as a limited partner. Capital Management collects annual management fees of 2% of committed capital, plus an incentive payment based upon the investment results achieved over the ten year life of the Fund.

ENTERPRISE FINANCIAL ADVISORS

Financial Advisors, a division of the Bank, was organized in October of 1997 to provide fee-based personal financial planning, estate planning, and corporate planning services to the Company's target market. As part of the organization of Financial Advisors, the Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"). These agreements call for Moneta to provide planning services for Financial Advisors' customers under a revenue sharing agreement. In addition, Moneta will refer customers, when appropriate, to the Bank and receive a share of the revenue generated in the form of options in the Company's common stock. The agreements with Moneta also allow Financial Advisors to immediately begin offering a full range of products and services with the depth and expertise of a large planning firm. Financial Advisors will continue to expand products and services available to customers as the division develops.

INVESTMENTS

The Company's investment policy is designed to enhance net income and return on equity through prudent management of risk; ensure liquidity to meet cash-flow requirements; help manage interest rate risk; ensure collateral is available for public deposits, advances and repurchase agreements; and manage asset diversification. The Company, through the Asset/Liability Management Committee ("ALCO"), monitors investment activity and manages its liquidity by structuring the maturity dates of its investments to meet anticipated customer funding needs. However, the primary goal of the Company's investment policy is to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads. Accordingly, the ALCO monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds.

FACILITIES

The Company's banking facilities are leased under agreements that expire in 1999, 2015, and 2012 for Clayton, St. Charles County and the City of Sunset Hills, respectively. The Company has the option to renew the Clayton facility lease for three additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then current market conditions and inflation. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. One section of the Clayton facility is sublet and the proceeds are used to reduce the Company's occupancy expenses. Rent expense amounted to $436,524, $319,002 and $285,178 in 1997, 1996 and 1995, respectively, and sublease rental income amounted to $35,422, $77,568 and $82,394 in 1997, 1996 and 1995 respectively. The Company leases its Clayton facility from a partnership in which a director and an officer have an ownership interest. The future minimum rental commitments required under the leases are as follows:


                   Year                        Amount
                   ----                        ------
                   1998                      $684,957
                   1999                       480,243
                   2000                       377,887
                   2001                       377,887
                   2002                       377,887
                                             ========

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

EMPLOYEES

At December 31, 1997, the Company had approximately 86 employees, which included nine part-time employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.


                       MARKET FOR COMMON STOCK
                       -----------------------

As of March 15, 1998, the Company had approximately 500 common stock shareholders of record. The common stock has not been traded on an exchange or in any established public trading market, although there have been a limited number of transactions in the common stock that have been made known to the Company. Based solely on the information made available to the Company from a limited number of buyers and sellers, the Company believes the selling prices for the common stock ranged, during 1996, from $13.00 per share to $13.75 per share and, during 1997, from $15.50 per share to $20.25 per share. There was a single transaction in 1996 between two Directors of the Company at $15.00 per share involving additional consideration beyond the purchase of the stock. There may have been other transactions at other prices not known to the Company.

On February 14, 1997, the Company completed a stock offering of 451,612 shares of common stock. These shares were offered to the public at $15.50 per share. The offering allowed for the sale of a minimum of 193,548 shares, or $3,000,000, and a maximum of 451,612 shares, or $7,000,000, in common stock. The maximum number of shares were sold at $15.50 per share.

On October 31, 1997, the Company completed a private placement of its common stock allowing a maximum of 131,343 shares of common stock to be purchased. These shares were offered in a private sale to Moneta principals related to the previously mentioned agreements with Moneta. These shares were offered at $16.75 per share, and 130,940 shares were sold at $16.75.

Since the Company does not expect to list its common stock on any exchange or seek quotation of common stock on the National Association of Securities Dealers Automated Quotation System (NASDAQ) in the near future, no established public trading market for the common stock is expected to develop in the foreseeable future.


                                DIVIDENDS
                                ---------

The holders of shares of common sock of the Company are entitled to receive dividends when, as, and if declared by the Company's Board of Directors out of funds legally available for the purpose of paying dividends. The amount of dividends, if any, that may be declared by the Company will be dependent on many factors, including future earnings, capital requirements and business conditions as they affect the Bank. As a result, no assurance can be given that dividends will be paid in the future with respect to the cmmon sock.
The Company declared and paid dividends quarterly during calendar years 1997, 1996 and 1995, in annual amounts of $.09, $.08 and $.07 per share, respectively.


                      DESCRIPTION OF CAPITAL STOCK
                      ----------------------------

COMMON STOCK

The authorized capital stock of the Company consists of 3,000,000 shares of common stock, par value $.01 per share (the "Common Stock"). Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote and may cumulate their votes in any election of directors. Holders of Common Stock have no preemptive, conversion, redemption, or sinking fund rights. In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

INTRODUCTION

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 1997. Reference should be made to the accompanying consolidated financial statements and the selected financial data presented elsewhere and herein for an understanding of the following review.

FINANCIAL CONDITION

Total assets at December 31, 1997 were $291 million, an increase of $106 million, or 57%, over total assets of $185 million at December 31, 1996. Loans were $226 million, an increase of $92 million, or 69%, over total loans of $134 million at December 31, 1996. Federal funds sold and investment securities were $46 million, an increase of $8 million, or 21%, from total federal funds sold and investment securities of $38 million at December 31, 1996.

Total deposits at December 31, 1997 were $264 million, an increase of $95 million, or 56%, over total deposits of $169 million at December 31, 1996. Deposit growth occurred in all categories during 1997. Most of the deposit growth occurred in the money market deposits. Money market deposits grew $44 million, or 81%, during 1997. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts of relationship officers. Certificates of deposits under $100,000 grew $21 million, or 52%, which is in line with total deposit growth of 56%. Growth in certificates of deposits is due to an advertising program during the second half of the year. The advertising program produced over $18 million net growth in certificates of deposit during 1997.

Total shareholders' equity increased $11 million primarily due to retained earnings of $2 million for the year, proceeds of $7 million and $2 million from two separate sales of common stock in February and October, and the exercise of incentive stock options by some employees.

RESULTS OF OPERATIONS

Net income was $2.2 million for the year ended December 31, 1997, an increase of 29% over net income of $1.7 million for the same period in 1996 which was a 31% increase over 1995 net income of $1.3 million. Diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 were $1.00, $0.97 and $0.77, respectively. In 1997, basic and diluted earnings per share did not increase in line with the increase in net income due to an increase in weighted average common stock equivalents. Weighted average common stock equivalents increased primarily from the issuance of 451,612 and 130,940 shares of common stock on February 14, 1997 and October 31, 1997, respectively, in two common stock offerings.

NET INTEREST INCOME

The largest component of the Company's net income is net interest income.
Net interest income (presented on a tax equivalent basis) was $10.2 million, which yielded a net interest margin of 4.79%, for the year ended December 31, 1997, compared to net interest income and net interest margin of $7.0 million and 4.96%, and $6.0 million and 4.98% for the same period in 1996 and 1995, respectively.

The $3.2 million, or 46%, increase in net interest income was driven primarily by a $71 million increase in average earning assets to $213 million for the year ended December 31, 1997 compared to $20 million of earning asset growth during the same period in 1996. Some of the increase was offset by a lower average earning asset yield, growth in interest bearing deposits and higher cost of deposits.

The yield on average earning assets decreased to 8.84% for the year ended December 31, 1997 from 8.90% and 9.00% for the same period in 1996 and 1995, respectively. The mix of earning assets changed slightly from higher yielding assets, such as loans, to lower yielding assets, such as federal funds sold and investment securities. This change in asset mix accounts for most of the .06% drop in the yield on earning assets between 1997 and 1996.

Average loans as a percent of average total assets decreased to 77.89% in 1997 from 79.14% in 1996 and increased from 71.84% in 1995. For the same period, the yield on average loans was 9.48%, 9.47% and 9.92% respectively. The decrease in loan yield in 1996 compared to 1995 offset the margin benefits obtained by increasing the loan to asset ratio during the same period.

The yield on interest bearing deposits increased to 5.03% for the year ended
December 31, 1997 from 4.89% for the same period in 1996.   The yield on
interest-bearing deposits decreased to 4.89% for the year ended December 31, 1996 from 4.94% for the same period in 1995. Deposits shifted from lower yielding transaction accounts to higher yielding money market accounts during 1997 resulting in the increase in interest expense.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the year ended December 31:



                                                                        Year ended December 31,
                                           ---------------------------------------------------------------------------------
                                                            1997                                     1996
                                           ---------------------------------------   ---------------------------------------
                                                      Percent   Interest   Average              Percent   Interest   Average
                                           Average   of Total   Income/    Yield/    Average   of Total   Income/    Yield/
                                           Balance    Assets    Expense     Rate     Balance    Assets    Expense     Rate
                                           -------    ------    -------     ----     -------    ------    -------     ----
Interest-earning assets:
   Loans <F1>                              $177,532    77.89%    $16,834     9.48%   $120,849    79.14%   $11,449     9.47%
   Taxable investments in debt
      and equity securities                  17,859     7.84       1,018     5.70      12,300     8.05        693     5.63
   Nontaxable investments in
      debt securities <F2>                      805     0.35          52     6.46         860     0.56         57     6.63
   Federal funds sold                        16,679     7.32         909     5.45       7,526     4.93        396     5.26
Certificates of deposit                          38     0.02           2     5.26          --       --         --      0.0
                                           --------   ------     -------             --------   ------    -------

      Total interest-earning assets         212,913    93.42      18,815     8.84     141,535    92.68     12,595     8.90
                                                                 -------                                  -------

Noninterest-earning assets;
   Cash and due from banks                   11,580     5.08                            8,686     5.69
   Office equipment and leasehold
      improvements                            1,677     0.74                            1,789     1.17
   Prepaid expenses and other assets          3,829     1.68                            2,215     1.45
   Allowance for loan losses                 (2,085)   (0.91)                          (1,520)   (0.99)
                                           --------   ------                         --------   ------

      Total assets                         $227,914   100.00%                        $152,706   100.00
                                           ========   ======                         ========   ======

Liabilities and Shareholders' Equity:
   Interest-bearing liabilities:
      Interest-bearing transaction
       accounts                            $ 15,840     6.95%    $   452     2.85%     13,180     8.63%   $   332     2.52%
      Money market                           77,198    33.87       3,604     4.67      44,710    29.28      2,007     4.49
      Savings                                 1,270     0.56          32     2.52       1,105     0.72         33     2.99
      Certificates of deposit                77,081    33.82       4,521     5.87      54,756    35.86      3,181     5.81
      Notes payable                              25     0.01           3    12.00         205     0.13         15     7.35
      Federal funds purchased                   105     0.05          11    10.48          18     0.01          1     5.56
                                           --------   ------     -------    -----    --------   ------    -------     ----

      Total interest-bearing liabilities    171,519    75.26       8,623     5.03     113,974    74.63      5,569     4.89
                                                                 -------                                  -------
   Noninterest-bearing liabilities:
      Demand deposits                        33,247    14.59                           24,427    16.00
      Other liabilities                         426     0.19                              932     0.61
                                           --------   ------                         --------   ------

      Total liabilities                     205,192    90.03                          139,333    91.24

      Shareholders' equity                   22,722     9.97                           13,373     8.76
                                           --------   ------                         --------   ------

      Total liabilities and
         shareholder's equity              $227,914   100.00%                        $152,706   100.00%
                                           ========   ======                         ========   ======

   Net interest income                                           $10,192                                  $ 7,026
                                                                 =======                                  =======

   Net interest margin                                                       4.79%                                    4.96%
                                                                            =====                                     ====



                                                     Year ended December 31,
                                           -----------------------------------------
                                                             1995
                                           -----------------------------------------
                                                      Percent     Interest   Average
                                            Average  of Total     Income/     Yield
                                            Balance   Assets      Expense     Rate
                                            -------   ------      -------     ----
Interest-earning assets:
   Loans <F1>                              $ 94,737    71.84%     $ 9,394     9.92%
   Taxable investments in debt
      and equity securities                  13,093     9.93          745     5.69
   Nontaxable investments in
      debt securities <F2>                      687     0.52           42     6.11
   Federal funds sold                        12,837     9.73          745     5.80
Certificates of deposit                          63     0.05            2     3.17
                                           --------   ------      -------

      Total interest-earning assets         121,417    92.07       10,928     9.00
                                                                  -------

Noninterest-earning assets;
   Cash and due from banks                    7,856     5.96
   Office equipment and leasehold
      improvements                              766     0.58
   Prepaid expenses and other assets          3,025     2.30
   Allowance for loan losses                 (1,196)   (0.91)
                                           --------   ------

      Total assets                         $131,868   100.00
                                           ========   ======

Liabilities and Shareholders' Equity:
   Interest-bearing liabilities:
      Interest-bearing transaction
       accounts                            $ 14,002    10.62%     $   352     2.51%
      Money market                           38,084    28.88        1,741     4.57
      Savings                                 1,068     0.81           32     3.00
      Certificates of deposit                45,669    34.63        2,760     6.04
      Notes payable                              --       --           --       --
      Federal funds purchased                    41     0.03            2     4.88
                                           --------   ------      -------

      Total interest-bearing liabilities     98,864    74.97        4,887     4.94
                                                                  -------
   Noninterest-bearing liabilities:
      Demand deposits                        20,532    15.57
      Other liabilities                         755     0.57
                                           --------   ------

      Total liabilities                     120,151    91.11

      Shareholders' equity                   11,717     8.89
                                           --------   ------

      Total liabilities and
         shareholder's equity              $131,868   100.00%
                                           ========   ======

   Net interest income                                            $ 6,041
                                                                  =======

   Net interest margin                                                        4.98%
                                                                              ====


-----------------------
<F1>  Average balances include non-accrual loans and loans held for sale.
      The Company had $1,324,244 in loans held for sale at December 31, 1997.
      The income on non-accrual loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $671,000, $474,000, and $385,000 for 1997, 1996 and 1995, respectively.
<F2>  Nontaxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.


During 1997, an increase in the average volume of earning assets caused an
increase in interest income of $6,186,000.   Interest income increased
$34,000 due to an increase in rates on earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and notes payable resulted in an increase in interest expense of $2,890,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in an increase in interest expense of $164,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 1997 as compared to 1996 increased interest income by $6,220,000 while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $3,054,000.

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:



                                                          1997 Compared to 1996                  1996 Compared to 1995
                                                        Increase (Decrease) Due to             Increase (Decrease) Due to
                                                   ------------------------------------     --------------------------------
                                                   Volume<F1>       Rate<F2>      Net       Volume<F1>    Rate<F2>      Net
                                                   ----------       --------      ---       ----------    --------      ---
                                                                               (Dollars in Thousands)
Interest earned on:
   Loans                                             $5,375          $  10       $5,385       $2,490       $(435)     $2,055
   Taxable investments in debt
      and equity securities                             317              8          325          (45)         (7)        (52)
   Nontaxable investments in debt
      and equity securities <F3>                         (4)            (1)          (5)          14           1          15
   Federal funds sold                                   498             15          513         (285)        (64)       (349)
   Certificates of deposit                               --              2            2           (2)         --          (2)
                                                     ------          -----       ------       ------       -----      ------

   Total interest-earning assets                     $6,186             34        6,220        2,172        (505)      1,667
                                                     ------          -----       ------       ------       -----      ------

Interest paid on:
   Interest-bearing transaction
      accounts                                       $   72          $  48       $  120       $  (21)      $   1      $  (20)
   Money market                                       1,514             83        1,597          298         (32)        266
   Savings                                                5             (6)          (1)           1          --           1
   Certificates of deposit                            1,309             31        1,340          520         (99)        421
   Notes payable                                        (18)             6          (12)          15          --          15
   Federal funds purchased                                8              2           10           (1)         --          (1)
                                                     ------          -----       ------       ------       -----      ------
      Total interest-bearing
         liabilities                                  2,890            164        3,054          812        (130)        682
                                                     ------          -----       ------       ------       -----      ------

Net interest income                                  $3,296          $(130)      $3,166       $1,360       $(375)     $  985
                                                     ======          =====       ======       ======       =====      ======


<F1>  Change in volume multiplied by yield/rate of prior period.
<F2>  Change in yield/rate multiplied by volume of prior period.
<F3>  Nontaxable investments in debt securities are presented on a fully tax-equivalent basis assuming a tax rate of 34%.

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


LOAN PORTFOLIO

Loans, as a group, are the largest asset and the primary source of interest income for the Company. Diversification among different categories of loans reduces the risks associated with any single type of loan. The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:


                                                                            December 31,
                            --------------------------------------------------------------------------------------------------

                                      1997                1996                 1995              1994              1993
                            ---------------------  -------------------  ------------------  ----------------  ----------------
                                          Percent              Percent            Percent            Percent           Percent
                                         of Total             of Total            of Total          of Total          of Total
                             Amount       Loans      Amount    Loans      Amount    Loans   Amount    Loans   Amount    Loans
                             ------       -----      ------    -----      ------    -----   ------    -----   ------    -----
                                                                 (Dollars in Thousands)
Commercial and industrial   $ 69,490      30.81%   $ 43,876    32.71%   $ 43,728    39.59%  $30,001   35.01%  $30,896   42.78%
Real estate:
   Commercial                 37,349      16.56      24,946    18.60      25,507    23.09    22,333   26.06    16,746   23.19
   Construction               47,771      21.18      23,362    17.42      11,634    10.53    10,186   11.89     7,638   10.58
   Residential                63,772      28.27      37,449    27.92      24,537    22.21    21,483   25.07    16,109   22.31
Consumer and other             7,178       3.18       4,500     3.35       5,058     4.58     1,684    1.97       826    1.14
                            --------     ------    --------   ------    --------   ------   -------  ------   -------  ------
     Total loans            $225,560     100.00%   $134,133   100.00%   $110,464   100.00%  $85,687  100.00%  $72,215  100.00%
                            ========     ======    ========   ======    ========   ======   =======  ======   =======  ======


The Company's subsidiary bank grants commercial, residential and consumer loans primarily in the St. Louis metropolitan area. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is secured by real estate. As of December 31, 1997, $148.9 million in loans, or 66% of the loan portfolio, involved real estate as part or all of the collateral package, as compared to $85.8 million or 64% and $61.7 million or 56% in 1996 and 1995, respectively. Of these loans, $55.2 million or 37%, for 1997, were personal and business loans and loans on owner-occupied properties as compared to $32.6 million or 38% and $23.5 million or 38% for 1996 and 1995, respectively. Management views these types of loans as having less risk than traditional real estate loans because the primary source of repayment for these loans is not dependent upon the cash flow or sale of the real estate securing the loans. When evaluating the appropriateness of the allowance for loan losses, these loans are evaluated based on commercial considerations such as the financial condition, cash flow and income of the borrower as well as the value of all collateral securing the loans, including the market value of any real estate securing the loan.

The following table sets forth the interest rate sensitivity of the loan portfolio at December 31, 1997:


                                                              Loans Maturing or Repricing
                                                              ---------------------------
                                                             After One
                                               In One         Through              After
                                            Year or Less     Five Years          Five Years          Total
                                            ------------     ----------          ----------          -----
                                                                  (Dollars in Thousands)
FIXED RATE LOANS <F1>
----------------

Commercial and industrial                    $  2,234          12,015               592              14,841
Real estate:
   Commercial                                   6,737          14,980                --              21,717
   Construction                                 3,701           3,888                --               7,589
   Residential                                  4,635          24,116                --              28,751
Consumer and other                                938           1,622                --               2,560
                                             --------          ------               ---             -------
      Total                                  $ 18,245          56,621               592              75,458
                                             ========          ======               ===             =======

VARIABLE RATE LOANS <F1>
-------------------

Commercial and industrial                    $ 54,649              --                --              54,649
Real estate:
   Commercial                                  15,632              --                --              15,632
   Construction                                40,182              --                --              40,182
   Residential                                 35,022              --                --              35,022
Consumer and other                              4,617              --                --               4,617
                                             --------          ------               ---             -------
      Total                                  $150,102              --                --             150,102
                                             ========          ======               ===             =======

LOANS <F1>
-----

Commercial and industrial                    $ 56,883          12,015               592              69,490
Real estate:
   Commercial                                  22,369          14,980                --              37,349
   Construction                                43,883           3,888                --              47,771
   Residential                                 39,657          24,115                --              63,772
Consumer and other                              5,555           1,623                --               7,178
                                             --------          ------               ---             -------
      Total                                  $168,347          56,621               592             225,560
                                             ========          ======               ===             =======


<F1> Loan balances are shown net of unearned loan fees.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $775,000, $345,000 and $631,000 in 1997, 1996 and 1995, respectively. During 1997, the increase in provision reflects an increase in net loan charge-offs to $30,000 as compared to net recoveries of $20,000 for the year ended December 31, 1996. In addition, the Company experienced loan growth of $92 million during 1997 versus loan growth of $24 million during the same period in 1996.

The Company was able to decrease provision expense in 1996 as compared to 1995 based upon continued quality of the loan portfolio and net recoveries of $20,000 during 1996 as compared to net losses of $231,000 during 1995. In addition, the Company experienced loan growth of $24 million during 1996 versus $25 million during the same period in 1995. The Company has charged off a total of $404,000 in loans from January 1, 1995 through December 31, 1997. Total recoveries for the same period are $163,000, resulting in a three-year net charge-off experience of $241,000, or 0.06% per year of average loans for the same period.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance that have been charged to expense:


                                                                                        December 31,
                                                      -----------------------------------------------------------------------
                                                         1997              1996            1995            1994         1993
                                                      ---------          --------        --------        -------      -------
                                                                                 (Dollars in Thousands)
   Allowance at beginning of period                   $   1,765          $  1,400        $  1,000        $   722      $   606
                                                      ---------          --------        --------        -------      -------
   Loans charged off:
      Commercial and industrial                              90                --              19             45           27
      Real estate:
         Commercial                                          45                --             118            132           --
         Construction                                        --                --              --             --           --
         Residential                                         27                --             106             --           32
      Consumer and other                                     --                --              --             14           --
                                                      ---------          --------        --------        -------      -------
         Total loans charged off                            162                --             243            191           59
                                                      ---------          --------        --------        -------      -------
   Recoveries of loans previously
      charged off:
         Commercial and industrial                           44                --              --             18            9
           Real estate:
             Commercial                                      50                 4              12             --           --
             Construction                                    --                --              --             --           --
             Residential                                     38                15              --             --            3
         Consumer and other                                  --                 1              --              1            1
                                                      ---------          --------        --------        -------      -------
           Total recoveries of
              loans previously
              charged off                                   132                20              12             19           13
                                                      ---------          --------        --------        -------      -------
           Net loans charged
              off (recovered)                                30               (20)            231            172           46
                                                      ---------          --------        --------        -------      -------
   Provisions charged to operations                         775               345             631            450          162
                                                      ---------          --------        --------        -------      -------
   Allowance at end of period                         $   2,510          $  1,765        $  1,400        $ 1,000      $   722
                                                      =========          ========        ========        =======      =======

   Average loans                                      $ 177,532          $120,849        $ 94,737        $76,263      $64,290
   Total loans, net of unearned
      loan fees                                         225,560           134,133         110,464         85,687       72,215
   Nonperforming loans                                       50               161             107             --          566

   Net charge-offs (recoveries)
      to average loans                                     0.02%            (0.02%)          0.24%          0.23%        0.07%
   Allowance for loan losses to total
      loans, net of unearned loan fees                     1.11              1.32            1.27           1.17         1.00
   Allowance for loan losses to
      nonperforming loans                              5,020.00          1,096.27        1,308.41            N/A       127.56



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

While the Company has benefited from very low historical net charge-offs during an extended period of rapid loan growth, management remains cognizant that historical loan loss and nonperforming asset experience may not be indicative of future results. If the experience were to deteriorate and additional provisions for loan losses were required, future operating results would be negatively impacted. Both management and the Board of Directors continually monitor changes in asset quality, market conditions, concentration of credit and other factors, all of which impact the credit risk associated with the Company's loan portfolio.

As of December 31, 1997 and 1996, the Company had eleven and eight impaired loans in the amount of $967,000 and $636,000, respectively, all of which are considered potential problem loans. Non-performing assets decreased from $1,035,000 as of December 31, 1996 to $856,000 as of December 31, 1997.
Nonperforming assets increased from $988,000 as of December 31, 1995 to $1,035,000 as of December 31, 1996.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:


                                                                                    December 31,
                                                    -------------------------------------------------------------------------
                                                      1997            1996             1995            1994            1993
                                                    --------        --------         --------        --------         -------
                                                                              (Dollars in Thousands)

    Nonaccrual loans                                $     50        $    131         $    107        $     --         $   566
    Loans past due 90 days or more
      and still accruing interest                         --              30               --              --              --
    Restructured loans                                    --              --               --              --              --
                                                    --------        --------         --------        --------         -------
      Total nonperforming loans                           50             161              107              --             566
    Foreclosed property                                  806             874              881           1,776           1,496
                                                    --------        --------         --------        --------         -------
    Total nonperforming assets                      $    856        $  1,035         $    988        $  1,776         $ 2,062
                                                    ========        ========         ========        ========         =======

    Total assets                                    $291,365        $184,584         $153,706        $122,212         $99,266
    Total loans, net of unearned
      loan fees                                      225,560         134,133          110,464          85,687          72,215
    Total loans plus foreclosed property             226,366         135,007          111,345          87,463          73,711

    Nonperforming loans to total loans                  0.02%           0.12%            0.10%           0.00%           0.78%
    Nonperforming assets to total loans
      plus foreclosed property                          0.38            0.77             0.89            2.03            2.80
    Nonperforming assets to total assets                0.29            0.56             0.64            1.45            2.08


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

                                                                       December 31,
                                    -----------------------------------------------------------------------------------
                                              1997                        1996                           1995
                                    -----------------------      -----------------------         ----------------------
                                                   Percent                       Percent                        Percent
                                                     of                            of                             of
                                                   Category                     Category                       Category
                                                    Total                         Total                          Total
                                    Allowance       Loans        Allowance        Loans          Allowance       Loans
                                    ---------       -----        ---------        -----          ---------       -----
                                                                 (Dollars in Thousands)
Commercial and industrial            $  656         30.81%         $  423         32.71%          $  348         39.59%
Real estate:
   Commercial                           316         16.56             253         18.60              265         23.09
   Construction                         465         21.18             413         17.42               93         10.53
   Residential                          605         28.27             381         27.92              510         22.21
Consumer and other                       82          3.18              56          3.35               44          4.58
Not allocated                           386            --             239            --              140            --
                                     ------        ------          ------        ------           ------        ------

   Total                             $2,510        100.00%         $1,765        100.00%          $1,400        100.00%
                                     ======        ======          ======        ======           ======        ======


                                                         December 31,
                                    ----------------------------------------------------
                                              1994                          1993
                                    ----------------------         ---------------------
                                                  Percent                        Percent
                                                     of                            of
                                                  Category                      Category
                                                    Total                         Total
                                    Allowance       Loans          Allowance      Loans
                                    ---------       -----          ---------      -----
                                                    (Dollars in Thousands)
Commercial and industrial            $  247         35.01%           $212         42.78%
Real estate:
   Commercial                           218         26.06             145         23.19
   Construction                          69         11.89              41         10.58
   Residential                          350         25.07             214         22.31
Consumer and other                       16          1.97             110          1.14
Not allocated                           100            --              --            --
                                     ------        ------            ----        ------

   Total                             $1,000        100.00%           $722        100.00%
                                     ======        ======            ====        ======



The above allocation by loan category does not mean that actual loan charge-offs will be incurred in the categories indicated. The risk factors considered in determining the above allocation are the same as those used when determining the overall level of the allowance.

NONINTEREST INCOME

The following table depicts the annual changes in various noninterest income categories:


                                                       1996 versus 1997                         1995 versus 1996
                                           -------------------------------------      -------------------------------------
                                           $ Change         1997          1996        $ Change         1996          1995
                                           --------       --------     ---------      --------      ----------      -------
Merchant Banc management fee                (49,500)      $158,600       208,100       109,425      $  208,100       98,675
Service charges on deposit accounts          44,038        173,452       129,414        (2,226)        129,414      131,640
Merchant credit card income                (600,981)            --       600,981        38,532         600,981      562,449
Gain on sale of mortgage loans               78,948         78,948            --            --              --           --
Gain on sale of credit card operation      (320,000)            --       320,000       320,000         320,000           --
Loss on investment in the Enterprise
    Fund L.P.                                57,786         (4,904)      (62,690)      (54,468)        (62,690)      (8,222)
Other noninterest income                     25,892         69,879        43,987        (7,742)         43,987       51,729
                                           --------       --------     ---------       -------      ----------      -------
    Total noninterest income               (763,817)      $475,975     1,239,792       403,521      $1,239,792      836,271
                                           ========       ========     =========       =======      ==========      =======


Total noninterest income was $475,975 in 1997, representing a $763,817 or 62% decrease from 1996. The decrease is primarily attributed to merchant credit card income. The company sold its merchant credit card portfolio in November 1996 for a gain of $320,000. Noninterest income, excluding merchant credit card income and the gain on the sale of the credit card operation, increased $157,164 or 49%, in 1997 as compared to 1996. This increase is attributed to the gain on sale of mortgage loans and an increase in service charges on a larger deposit base.

Total noninterest income was $1,239,792 in 1996, representing a $403,521 or 48% increase from 1995. The increase is primarily the result of a $109,425 increase in the management fee earned by Merchant Banc and a $320,000 gain on the sale of the credit card operations.

NONINTEREST EXPENSE

The following table depicts the annual changes in various noninterest expense categories:


                                                   1996 versus 1997                              1995 versus 1996
                                      --------------------------------------------------------------------------------------
                                       $ Change          1997          1996            $ Change        1996          1995
                                      ----------      ---------      ---------        ---------      ---------     ---------
Salaries and employee benefits        $  975,945      3,841,585      2,865,640        $ 822,680      2,865,640     2,042,960
Occupancy                                218,268        552,063        333,795           58,616        333,795       275,179
Equipment                                 81,560        227,061        145,501           24,907        145,501       120,594
FDIC insurance premiums                   19,846         21,846          2,000         (122,944)         2,000       114,944
Data processing                          (10,448)       237,248        247,696           38,429        247,696       209,267
Merchant credit card expense            (441,991)            --        441,991          (13,727)       441,991       455,718
Other noninterest expense                349,062      1,458,773      1,109,711          141,650      1,109,711       968,061
                                      ----------      ---------      ---------        ---------      ---------     ---------
   Total noninterest income           $1,192,242      6,338,576      5,146,334        $ 959,611      5,146,334     4,186,723
                                      ==========      =========      =========        =========      =========     =========


Noninterest expense increased $1,192,242, or 23%, and $959,611, or 23%, from 1996 to 1997 and 1995 to 1996, respectively. The increases are primarily due to increases in salaries and employee benefits and occupancy and equipment expenses, offset by a reduction of $441,991 in 1997 of expenses related to the previously mentioned credit card operation. Increases in noninterest expenses are primarily related to the two new banking facilities located in St. Charles County and the City of Sunset Hills and normal increases associated with growth.

On August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF) and to keep existing assessment rates intact for members of the Savings Association Insurance Fund
(SAIF). The Company's banking subsidiary is a member of the BIF. Under the reduced assessment rate schedule for the BIF, the best rated institutions will pay an annual rate of four cents per $100 of assessable deposits, down from the previous rate of 23 cents per $100. The SAIF members will continue to pay the 23 cents per $100 of assessable deposits. The reduction in the assessment rate schedule became effective June 1, 1995. In addition, as a result of the continued improvement in the capitalization of the FDIC's BIF, the assessment rate schedule for the best rated BIF members was further reduced to the statutory annual minimum payment of $2,000, effective January 1, 1996.

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

YEAR 2000

In 1997, the Company organized a formal program to address the implications of Year 2000 issues. The Company completed the assessment, analysis and planning phases and is in the implementation phase of the project. Testing of the systems will be conducted throughout 1998. The Company expects expenditures related to Year 2000 issues to be immaterial.

INCOME TAXES

Income tax expense was $1,316,590, $1,031,344 and $741,091 for 1997, 1996 and
1995, respectively. The effective tax rate was 37%, 38% and 36% for the years ended December 31, 1997, 1996, and 1995, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

The following table reflects the Company's GAP analysis (rate sensitive assets minus rate sensitive liabilities) as of December 31, 1997:


                                                                   Over           After            After
                                                                 3 Months         1 Year           5 Years
                                               3 Months         Through 12        Through        or No Stated
                                               or Less            Months          5 Years         Maturity       Total
                                               --------         ----------        -------        ------------    -----
                                                                         (Dollars in Thousands)
Assets:
   Investments in debt and
     equity securities                         $  9,324             3,100             421            589         13,434
   Interest-bearing deposits                         50                98              --             --            148
   Federal funds sold                            32,825                --              --             --         32,825
   Loans, net of unearned loan fees             157,350            10,997          56,621            592        225,560
                                               --------          --------          ------         ------        -------
       Total interest-sensitive
        assets                                 $199,549            14,195          57,042          1,181        271,967
                                               --------          --------          ------         ------        -------
Liabilities:
   Interest-bearing transaction
     accounts                                  $ 22,520                --              --             --         22,520
   Money market and savings
     accounts                                   100,068                --              --             --        100,068
   Certificates of deposit                       26,880            63,453           5,212            115         95,660
                                               --------          --------          ------         ------        -------
     Total interest-sensitive
       liabilities                             $149,468            63,453           5,212            115        218,248
                                               --------          --------          ------         ------        -------
Interest-sensitivity GAP
   GAP by period                               $ 50,081           (49,258)         51,830          1,066         53,719
                                               ========          ========          ======         ======        =======
   Cumulative GAP                              $ 50,081               823          52,653         53,719         53,719
                                               ========          ========          ======         ======        =======
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
     Periodic                                      1.34              0.22           10.94          10.27           1.25
     Cumulative GAP                                1.34              1.00            1.24           1.25           1.25
                                               ========          ========          ======         ======        =======

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis in the near term (three months or less) at December 31, 1997 based on contractual maturities. In this regard, a decrease in the general level of interest rates would generally have a negative effect on the Company's net interest income as the repricing of the larger volume of interest sensitive assets would create a larger reduction in interest income as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities.

MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables present the scheduled maturity of market risk sensitive instruments at December 31, 1997:


                                                                                                       Beyond 5
                                                                                                       Years or
                                                                                                          No
                                                                                                        Stated
                                        Year 1       Year 2      Year 3       Year 4      Year 5       Maturity      Total
                                        ------       ------       -----       ------      ------       --------      -----
Assets:
   Investment in debt and
      equity securities                $ 12,424         106           --        315            --          589      $ 13,434
   Interest-bearing deposits                148          --           --         --            --           --           148
   Federal funds sold                    32,825          --           --         --            --           --        32,825
   Loans, net of unearned
       loan fees                        168,347      15,184       26,363      3,772        11,302          592       225,560
                                       --------      ------       ------      -----        ------        -----      --------
      Total                            $213,744      15,290       26,363      4,087        11,302        1,181      $271,967
                                       ========      ======       ======      =====        ======        =====      ========

Liabilities:
   Savings, Now, Money
      Market deposits                  $122,588          --           --         --            --           --       122,588
   Certificates of deposit               90,332       4,243          277        193           500          115        95,660
                                       --------      ------       ------      -----        ------        -----      --------
      Total                            $212,920       4,243          277        193           500          115      $218,248
                                       ========      ======       ======      =====        ======        =====      ========


                                                     Average      Estimated
                                        Total     Interest Rate   Fair Value
                                        -----     -------------   ----------
Assets:
   Investment in debt and
     equity securities                 $ 13,434        5.70%        13,435
   Interest-bearing deposits                148        4.47            148
   Federal funds sold                    32,825        5.45         32,825
   Loans, net of unearned               225,560        9.48        225,287
     loan fees

Liabilities:
   Savings, Now, Money
      Market deposit                   $122,588        4.33%       122,588
   Certificates of deposit               95,660        5.87         95,898


BALANCE SHEET TREND

The following table summarizes certain trends in the Company's balance sheet during the three-year period ended December 31, 1997:


                                                                                       December 31,
                                                                      -----------------------------------------------
                                                                        1997               1996                1995
                                                                      --------           --------            --------
                                                                                  (Dollars in Thousands)
   Total assets                                                       $291,365           $184,584            $153,706
   Earning assets                                                      271,967            172,629             143,601
   Deposits                                                            264,301            168,961             141,140
   Loans to deposits                                                     85.34%             79.39%              78.27%
   Loans to total assets                                                 77.41              72.67               71.87
   Investment securities to total assets                                  4.61               8.26               11.00
   Earning assets to total assets                                        93.34              93.52               93.43
                                                                      ========           ========            ========
   Loans                                                              $225,608           $134,150            $110,496
   Unearned loan fees                                                      (48)               (17)                (32)
                                                                      --------           --------            --------
      Net loans                                                       $225,560           $134,133            $110,464
                                                                      ========           ========            ========

   Investment securities - AFS                                        $ 12,515           $ 14,006            $ 16,065
   Investment securities - HTM                                             919              1,240                 842
                                                                      --------           --------            --------
      Total investments                                               $ 13,434           $ 15,246            $ 16,907
                                                                      ========           ========            ========

   Investment securities - AFS                                        $ 12,515           $ 14,006            $ 16,065
   Investment securities - HTM                                             919              1,240                 842
   Federal funds sold                                                   32,825             23,250              16,230
   Interest-bearing deposits                                               148                 --                  --
   Net loans                                                           225,560            134,133             110,464
                                                                      --------           --------            --------
      Total earning assets                                            $271,967           $172,629            $143,601
                                                                      ========           ========            ========


The ratio of earning assets to total assets remained relatively constant at 93% over the three years ending December 31, 1997. Earning assets increased $99,338,000 and $29,028,000, or 58% and 20%, for the years ended December 31,
1997 and 1996, respectively. Total assets increased $106,781,000 and $30,878,000, or 58% and 20%, during the same periods, respectively.

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:


                                                                            December 31,
                                 -------------------------------------------------------------------------------------------
                                              1997                             1996                           1995
                                 -----------------------------    ----------------------------     -------------------------
                                                                     (Dollars in Thousands)

                                 Average    Interest              Average     Interest             Average   Interest
                                 Balance    Expense       Rate    Balance     Expense     Rate     Balance   Expense    Rate
                                 -------    --------      ----    -------     --------    ----     -------   -------    ----
Noninterest-bearing
   demand deposits               $ 33,247    $   --         --%   $ 24,427     $   --       --%   $ 20,532   $   --       --%
Interest-bearing transaction
   accounts                        15,840       452       2.85      13,180        332     2.52      14,002      352     2.51
Money market accounts              77,198     3,604       4.67      44,710      2,007     4.49      38,084    1,741     4.57
Savings accounts                    1,270        32       2.52       1,105         33     2.99       1,068       32     3.00
Certificates of deposit            77,081     4,521       5.87      54,756      3,181     5.81      45,669    2,760     6.04
                                 --------    ------               --------     ------             --------   ------
                                 $204,636    $8,609       4.21%   $138,178     $5,553     4.02%   $119,355   $4,885     4.09%
                                 ========    ======       ====    ========     ======     ====    ========   ======     ====


Since inception, the Company has experienced rapid loan and deposit growth primarily due to aggressive direct calling efforts of relationship officers and sustained economic growth in the local market served by the Company. Recent growth is also attributed to the new locations in St. Charles County and the City of Sunset Hills. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $31 million of deposits from the national network with the Company at December 31, 1997 and 1996.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 1997:


            Remaining Maturity                             Amount
            ------------------                             ------
                              (Dollars in Thousands)
            Three months or less                           $14,144
            Over three through six months                    5,225
            Over six through twelve months                  11,732
            Over twelve months                               1,725
                                                           -------
                                                           $32,826
                                                           =======

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:


                                                                             December 31,
                                             -------------------------------------------------------------------------
                                                       1997                      1996                     1995
                                             ------------------------    ---------------------     -------------------
                                                            Percent                  Percent                 Percent
                                                            of Total                 of Total                of Total
                                             Amount        Securities    Amount     Securities     Amount   Securities
                                             ------        ----------    ------     ----------     ------   ----------
                                                                        (Dollars in Thousands)
U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                             $11,963          89.05%    $13,850        90.84%      $15,698     92.85%
Municipal bonds                                  881           6.56         891         5.85           792      4.68
Mortgage-backed securities                        38           0.28          44         0.29            50      0.30
Federal Home Loan Bank stock                     552           4.11         461         3.02           367      2.17
                                             -------         ------     -------       ------       -------    ------
                                             $13,434         100.00%    $15,246       100.00%      $16,907    100.00%
                                             =======         ======     =======       ======       =======    ======


As of December 31, 1997, debt securities with an amortized cost of $919,163 were classified as held-to-maturity securities; debt and equity securities with an amortized cost of $12,516,952 were classified as available-for-sale securities; the market valuation account for the available-for-sale securities was adjusted to approximately $2,231 to decrease the recorded balance of such securities at December 31, 1997 to fair value on that date.

As of December 31, 1996, debt securities with an amortized cost of $1,240,183 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $13,995,643 were classified as available for sale securities. The market valuation account for the available for sale securities was adjusted to approximately $10,154 to increase the recorded balance of such securities at December 31, 1996 to fair value on that date.

As of December 31, 1995, debt securities with an amortized cost of $841,732 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $16,102,111 were classified as available for sale securities. The market valuation account for the available for sale securities was adjusted to $36,910 to decrease the recorded balance of such securities at December 31, 1995 to fair value on that date. The change in the market valuation account and related components resulted from reinvestment of maturing investments at higher market rates in 1995.

The following table summarizes maturity and yield information on the investment portfolio at December 31, 1997:

                                                          Carrying
                                                            Value              Yield <F1>
                                                          --------            ----------
                                                            (Dollars in Thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies:
    0 to 1 year                                           $11,963              5.81%
    1 to 5 years                                               --                --
    5 to 10 years                                              --                --
    No stated maturity                                         --                --
                                                          -------              ----
        Total                                             $11,963              5.81%
                                                          =======              ====
Municipal bonds:
    0 to 1 year                                           $   460              6.38%
    1 to 5 years                                              421              6.71
    5 to 10 years                                              --                --
    No stated maturity                                         --                --
                                                          -------              ----
        Total                                             $   881              6.54%
                                                          =======              ====
Mortgage-backed securities:
    0 to 1 year                                           $    --                --
    1 to 5 years                                               --                --
    5 to 10 years                                              --                --
    No stated maturity                                         38              6.54%
                                                          -------              ----
        Total                                                  38              6.54%
                                                          =======              ====
Federal Home Loan Bank stock:
    0 to 1 year                                           $    --                --
    1 to 5 years                                               --                --
    5 to 10 years                                              --                --
    No stated maturity                                        552              6.71%
                                                          -------              ----
        Total                                             $   552              6.71%
                                                          =======              ====
Total
    0 to 1 year                                           $12,424              5.83%
    1 to 5 years                                              421              6.71
    5 to 10 years                                              --                --
    No stated maturity                                        589              6.70
                                                          -------              ----
        Total                                             $13,434              5.90%
                                                          =======              ====


<F1>  Weighted average tax-equivalent yield


The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

CAPITAL ADEQUACY

On February 14, 1997, the Company completed a stock offering of 451,612 shares of common stock registered under the Securities Act of 1933 on Form S-1. These shares were offered to the public at $15.50 per share. The offering allowed for the sale of a minimum of 193,548 shares, or $3,000,000, and a maximum of 451,612 shares, or $7,000,000, in common stock. The maximum number of shares were sold at $15.50 per share.

On October 31, 1997, the Company completed a private placement of its common stock to Moneta principals (as previously mentioned) of 130,940 shares of common stock exempt from registration under the Securities Act of 1933 pursuant to Regulation D thereunder. These shares were offered at $16.75 per share. The offering allowed for the sale of a minimum of 59,701 shares, or $1,000,000, and a maximum of 131,343 shares, or $2,200,000, in common stock. The Company sold 130,940 shares at $16.75 per share. The offering and substantially all shares of common stock were made to accredited investors.

In April 1996, the Company obtained a $1,000,000 unsecured line of credit. The line of credit was a one-year interest only note accruing interest at the prime rate. The outstanding principal balance on the loan as of December 31, 1996 was $300,000 which was repaid from the proceeds of the Common Stock offering in the first quarter of 1997. The Company chose not to renew the line of credit at the maturity date in April 1997.

Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital to average total assets for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:


                                                                       December 31,
                                                          ------------------------------------
                                                           1997            1996          1995
                                                          ------          ------        ------
       Tier 1 capital to risk weighted assets             11.20%          10.29%        10.21%
       Total capital to risk weighted assets              12.28           11.53         11.40
       Leverage ratio (Tier 1 capital to
          average assets)                                  8.93            7.96          7.81
       Tangible capital to tangible assets                 9.79            8.91          8.72


At December 31, 1997, the Company's Tier 1 capital was $26.0 million compared to $14.7 million and $12.6 million at December 31, 1996 and 1995, respectively. At December 31, 1997, the Company's total capital was $28.6 million compared to $16.5 million and $13.5 million at December 31, 1996 and 1995, respectively.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 130, Reporting Comprehensive Income, was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of the Company's comprehensive income will be reported in a financial statement that is displayed with the same prominence as other financial statements starting in the first quarter of 1998. SFAS 130's disclosure requirements will have no impact on the Company's financial condition or results of operations.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company does not believe the impact of SFAS 131 on future financial statement disclosures will be material.

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


                       SUPERVISION AND REGULATION
                       --------------------------

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The numerous regulations and policies promulgated by the regulatory authorities creates a difficult and ever-changing atmosphere in which to operate. The Company and the Bank commit substantial resources in order to comply with these statutes, regulations and policies. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

The Company is a bank holding company under the definition of the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be closely related to banking.

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

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve, by order of regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a related activity. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include investment in and management of Small Business Investment Companies, making or servicing loans and certain types of leases, engaging in certain insurance and brokerage activities, performing data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in limited projects designed primarily to promote community welfare.

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

Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing these and provision of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance-sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstance, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.

                              MANAGEMENT
                              ----------

The biographical information is furnished with respect to each member of the Board of Directors (the Board) of the Company, some of whom also serve as directors and/or officers of one or more of the Company's subsidiaries Enterprise Bank, Enterprise Capital Management, Inc., and Enterprise Merchant Banc, Inc. There are no family relationships between or among any directors or executive officers of the Company.


                               PRESENT POSITION(S)                 PRINCIPAL OCCUPATION
NAME AND AGE                   WITH THE COMPANY                    DURING PAST FIVE YEARS
------------                   ----------------                    ----------------------
Fred H. Eller, 53              President and Chief                 President, Chief Executive Officer
                               Executive Officer, Director         and Director of the Company (since 1995); Chairman of the
                                                                   Board of the Bank (since 1996); Chief Executive Officer
                                                                   and Director of the Bank (since 1988)

Ronald E. Henges, 66           Chairman of the Board               Chief Executive Officer, Creve Coeur Camera
                                                                   (multi-store retailer of camera and video equipment); President and Chief Executive Officer of Henges Associates, Inc.
                                                                   (manufacturer and installer of prefabricated wall systems)
                                                                   1991-1995; Chairman of the Board of the Company (since 1995);
                                                                   Chairman of the Board of the Bank, 1988-1996

Kevin C. Eichner, 47           Vice Chairman of the                Executive Vice President, General American
                               Board, Director                     (insurance product provider); Vice Chairman of the
                                                                   Board of the Company (since 1995); Vice Chairman of the
                                                                   Board of the Bank, (since 1991)




Randall D. Humphreys, 43       Director                            President of Enterprise Capital Management
                                                                   (since 1997); President of Enterprise Merchant
                                                                   Banc, Inc., formerly Enterprise Capital Resources (since
                                                                   1997), Director of the Company (since 1997)

Paul R. Cahn, 72               Director                            President, Elan Polo Imports, Inc. (importer of women's
                                                                   and children's casual shoes); Director of the Company
                                                                   (since 1996); Director of the Bank (1991-1993 and since
                                                                   1995)

Birch M. Mullins, 54           Director                            President, Baur Properties (developer of commercial
                                                                   real estate properties); Director of the Company (since 1996);
                                                                   Director of the Bank (since 1991)

Robert E. Saur, 54             Director                            President, Conrad Properties (developer of commercial and
                                                                   residential real estate properties); Director of the
                                                                   Company (since 1995); Director of the Bank (since 1991)

Henry D. Warshaw, 44           Director                            Principal, Moneta Group (provides financial planning
                                                                   products and services); Director of the Company (since
                                                                   1996); Director of the Bank (1991-1996); Chairman of
                                                                   Clayton Banking Unit (since 1996)

James L. Wilhite, 64           Director                            President, Stange Corporation (manufacturer of marketing
                                                                   and incentive items); Director of the Company (since
                                                                   1996); Director of the Bank (since 1996); Chairman of the
                                                                   St. Peters Banking Unit (since 1996)

James A. Williams, 45          Director                            President, Sunset Transportation (trucking brokerage and
                                                                   consulting firm); Director of the Company (since 1996);
                                                                   Director of the Bank (since 1996); Chairman of the Sunset
                                                                   Hills Banking Unit (since 1996)

Ted C. Wetterau, 70            Director                            Chairman, Chief Executive Officer (retired 1993) Wetterau
                                                                   Incorporated (wholesale food distributor); Director of the
                                                                   Company (since 1997)


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

COMPENSATION OF EXECUTIVE OFFICERS AND OTHERS

The following table shows the compensation paid by the Company to its Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000.00 per year in compensation for any of the years ended December 31, 1997, 1996 and 1995:

                                               EXECUTIVE COMPENSATION
                                               ----------------------

                                                                                                               Company
                                                 Fiscal                                        Split Life       Match
Name                 Age        Title             Year        Salary<F1>         Bonus           Premium       Deferrals
----                 ---        -----             ----        ----------         -----           -------       ---------
Fred H. Eller        53      President and        1997         $175,225         $50,000           $2,586         $6,400
                             CEO of the           1996          166,197          50,000            2,484          7,600
                             Company              1995          166,473          64,000            2,330          4,620
David J. Mishler     39      President of         1997         $146,139         $45,000           $  751         $6,400
                             Enterprise Bank,     1996          123,648          35,000              735          6,372
                             Clayton              1995          112,094          25,000              751          3,430
Richard C. Leuck     40      President of         1997         $ 94,761         $30,000           $  698         $3,172
                             Enterprise Bank,     1996           67,976          20,000              674            n/a
                             St. Peters           1995              n/a             n/a              n/a            n/a
James E. Graser      38      President of         1997         $ 84,920         $12,500           $  732         $3,924
                             Enterprise Bank,     1996           80,641          22,000              726          4,132
                             Sunset Hills         1995           76,508          24,500              749          2,528


<F1>  Includes car allowance


STOCK OPTIONS PLANS

In 1988 and 1992, the Bank established two incentive stock options plans pursuant to which certain officers and employees of the Bank received the right to purchase shares of Bank capital stock. Substantially all of the options available under the two initial stock option plans have been granted. Upon formation of the Company and in conjunction with the Company's plan to acquire all of the outstanding common stock of the Bank, the options to purchase Bank capital stock were exchanged for options to purchase an aggregate of 213,000 shares of Company Common Stock.

As a result of those options issued under the 1988 stock option plan, options to purchase 88,500 shares of Common Stock at a price of $5.00 to $7.00 per share are outstanding, all of which are currently exercisable ("1988 Options"). In addition, options to purchase 74,600 shares of Common Stock are currently outstanding, representing those originally issued under the 1992 stock option plan ("1992 Options"). Of the 1992 Options, options to purchase 69,000 shares carry a purchase price of $7.00 per share, of which 69,000 were exercisable as of December 31, 1997, options to purchase 2,000 shares carry a purchase price of $9.25 per share, of which 1,200 were exercisable as of December 31, 1997, and options to purchase 3,600 shares carry a purchase price of $16.00 per share, of which none were exercisable as of December 31, 1997. All of the 1988 Options will expire between May 9, 1998 and December 1, 2002, if not exercised. The expiration dates for the 1992 Options are December 1, 2002 for those with a purchase price of $7.00 per share, June 15, 2004 for those with a purchase price of $9.25 per share, and April 1, 2007 for those with a purchase price of $16.00 per share.

In 1996, the Company adopted by shareholder vote a third incentive stock option plan ("ISO Plan III"), which sets aside up to 200,000 shares of Company Common Stock to grant options to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which may be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The Company believes strongly in motivating its key employees by encouraging ownership in the organization. The purchase price for any options granted under ISO Plan III will be determined based upon the market value of the Common Stock at the time such options are granted. At December 31, 1997, options to purchase 187,900 shares of Common Stock at a price of $16.00 per share were outstanding, none of which were currently exercisable. In addition, options to purchase 2,000 shares of Common Stock at a price of $16.75 per share were outstanding, none of which were exercisable.

DIRECTORS' COMPENSATION

Non-employee directors of the Company and the Bank receive directors' fees of $200 for each Board of Directors meeting and $50 for each loan committee meeting they attend.


                  BENEFICIAL OWNERSHIP OF SECURITIES
                  ----------------------------------

The following is a list of persons who beneficially owned more than 5% of the outstanding Common Stock of the Company, and the ownership of the executive officers and directors, and all directors and executive officers as a group at the close of business on March 6, 1998, according to record-ownership listings as of that date:



Beneficial Owner                                            Number of Shares      % Ownership<F1><F2>
----------------                                            ----------------      -------------------
Fred H. Eller <F3><F5><F6>                                        94,260                 3.84%

Ronald E. Henges <F3><F8>                                        141,640                 5.76%

Kevin C. Eichner <F3>                                             77,193                 3.14%

Randall D. Humphreys                                                  --                  n/a

Paul R. Cahn <F4>                                                 69,967                 2.85%

Birch M. Mullins                                                  17,850                  <F*>

Robert E. Saur                                                    39,000                 1.59%

Henry D. Warshaw <F9>                                             17,260                  <F*>

James L. Wilhite <F12>                                             8,721                  <F*>

James A. Williams <F7>                                             4,840                  <F*>

Ted C. Wetterau <F13>                                             11,940                  <F*>

David J. Mishler <F3><F11><F6>                                    38,304                 1.56%

James E. Graser <F3><F10><F6>                                     15,000                  <F*>

Richard C. Leuck <F14>                                             6,591                  <F*>

James C. Wagner <F15>                                             19,595                  <F*>

All Directors and Executive Officers as
  a Group                                                        562,161                22.88%



<F*>  Less than 1%

<F1>  Percentages are calculated based on 2,457,112 shares, which represents
      2,298,412 shares outstanding as of December 31, 1997, plus Options outstanding and exercisable as of December 31, 1997 or within 60 days thereafter totaling 158,700 shares, of which 6,700 were exercised subsequent to year end.
<F2>  Unless otherwise indicated, the named person has sole voting and dispositive power for all shares shown.
<F3>  Assumes the exercise of Options outstanding and exercisable as of
      December 31, 1997 or within 60 days thereafter, including those beneficially owned by the named person, as follows: Mr. Eichner, 30,000 shares; Mr. Eller, 55,000 shares; Mr. Henges, 10,000 shares; Mr. Graser, 10,000 shares; Mr. Mishler, 10,000 shares; Mr. Wagner, 10,000 shares, of which 4,000 were exercised subsequent to year end; all directors and executive officers as a group, 125,000 shares, of which 4,000 shares were exercised subsequent to year end.



<F4>  Excludes 23,980 held by two adult children of Mr. Cahn, as well as
      5,000 shares held by the son-in-law of Mr. Cahn. Includes 5,000 shares held in trust for the benefit of Mr. Cahn's spouse, to which Mr. Cahn has voting power; and 64,967 shares held of record by Cahn Family Partnership, L.P., to which Mr. Cahn has voting power.
<F5>  Includes 39,240 shares held jointly by Mr. Eller and his spouse, and 20 shares held in the name of Mr. Eller to which Mr. Eller has voting power.
<F6>  Excludes all of the 15,460 shares held of record by EBSP Partnership in which each of Mr. Eller, Mr. Graser and Mr. Mishler each hold a 1/7 partnership interest, but for which none of the named persons holds voting power. Excludes all of the 13,820 shares held of record by EBSP II Partnership in which each of Mr. Eller, Mr. Graser and Mr. Mishler each hold a 1/6 partnership interest, but for which none of the named persons holds sole voting power.
<F7>  Includes 845 shares held by Mr. Williams held in an Individual
      Retirement Account for the benefit of Mr. Williams to which Mr. Williams has voting power.
<F8>  Excludes 18,110 shares held by and/or for the benefit of adult children of Mr. Henges. Includes 76,770 shares held of record by Henges Equity, L.P., to which Mr. Henges is the General Partner and has voting power; 22,285 shares held in an Individual Retirement Account for the benefit of Mr. Henges, to which Mr. Henges has voting power; 20 shares in the name of Mr. Henges to which Mr. Henges has voting power; 3,285 shares held in an Individual Retirement Account for the benefit of the spouse of Mr. Henges, to which Mr. Henges has voting power; 3,600 shares held in trust for six minor grandchildren of Mr. Henges, of which the spouse of Mr. Henges is trustee, and to which Mr. Henges has voting power; and 25,680 shares held in six separate trusts, each for the benefit of one of the grandchildren of Mr. Henges, to which Mr. Henges has voting power. Mr. Henges' address is c/o Enterbank Holdings, Inc., 150 North Meramec, Clayton, Missouri 63105.
<F9>  Includes 8,580 shares held in an Individual Retirement Account for the benefit of Mr. Warshaw, to which Mr. Warshaw has voting power; and 8,660 shares held in an Individual Retirement Account for the benefit of the spouse of Mr. Warshaw, to which Mr. Warshaw has voting power, and 20 shares in the name of Mr. Warshaw to which Mr. Warshaw has voting power.
<F10> Includes 4,999 shares held jointly by Mr. Graser and his spouse; and
      one share in the name of Mr. Graser to which Mr. Graser has voting power.
<F11> Includes 25,672 shares held jointly by Mr. Mishler and his spouse; and
      2,631 shares held in an Individual Retirement Account for the benefit of Mr. Mishler, to which Mr. Mishler has voting power; and one share held in the name of Mr. Mishler to which Mr. Mishler has voting power.
<F12> Includes 650 shares held in a trust for the benefit of the spouse of
      Mr. Wilhite of which the spouse of Mr. Wilhite is trustee, to which Mr. Wilhite has voting power.
<F13> Includes 11,940 shares held jointly by Mr. Wetterau and his spouse.
<F14> Includes 2,500 shares held in a trust of Mr. Leuck for the benefit of
      Mr. Leuck to which Mr. Leuck has voting power; 2,500 shares held in a trust of the spouse of Mr. Leuck, for the benefit of the spouse of Mr. Leuck; to which Mr. Leuck has shared voting power; 1,590 shares held in the Individual Retirement Account for the benefit of Mr. Leuck to which Mr. Leuck has voting power; one share in the name of Mr. Leuck to which Mr. Leuck has voting power.
<F15> Includes 9,595 shares held jointly by Mr. Wagner and his spouse.


                    CERTAIN RELATED PARTY TRANSACTIONS
                    ----------------------------------

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

The Company's Clayton banking facility is leased from a limited partnership in which Fred H. Eller, the Company's Chief Executive Officer, is a limited partner and Robert E. Saur, a director of the Company, is a general partner. Terms of the lease were negotiated by parties other than Fred H. Eller or Robert E. Saur and based on the fair market value at origination. Rent expense, net of income from the sublet portions of the premises, amounted to $258,620 in 1997.

[LETTERHEAD OF KPMG PEAT MARWICK LLP]





                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Enterbank Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Enterbank Holdings, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterbank Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       /s/ KPMG Peat Marwick LLP




January 23, 1998, except as to Note 19,
    which is as of March 13, 1998


                              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                    Consolidated Balance Sheets

                                    December 31, 1997 and 1996
                    Assets                                              1997                  1996
                    ------                                          ------------          ------------

Cash and due from banks                                             $ 13,897,054          $  9,261,035
Federal funds sold                                                    32,825,000            23,250,000
Interest-bearing deposits                                                148,349                    --
Investments in debt and equity securities:
   Available for sale, at estimated fair value                        12,514,721            14,005,797
   Held to maturity, at amortized cost
      (estimated fair value of $920,154 in 1997
      and $1,239,498 in 1996)                                            919,163             1,240,183
                                                                    ------------          ------------
         Total investments in debt and equity securities              13,433,884            15,245,980
                                                                    ------------          ------------
Loans held for sale                                                    1,324,244                    --
Loans, net of unearned loan fees                                     225,560,208           134,133,092
   Less allowance for loan losses                                      2,510,000             1,765,000
                                                                    ------------          ------------
         Loans, net                                                  223,050,208           132,368,092
                                                                    ------------          ------------
Other real estate owned                                                  806,072               874,426
Office equipment and leasehold improvements                            2,328,699             1,119,268
Accrued interest receivable                                            1,448,343               935,864
Investment in Enterprise Fund, L.P.                                      225,683               550,087
Prepaid expenses and other assets                                      1,877,320               979,361
                                                                    ------------          ------------
         Total assets                                               $291,364,856          $184,584,113
                                                                    ============          ============

            Liabilities and Shareholders' Equity
            ------------------------------------
Deposits:
   Demand                                                           $ 46,052,686          $ 31,137,649
   Interest-bearing transaction accounts                              22,519,772            16,648,185
   Money market accounts                                              98,639,345            54,637,747
   Savings                                                             1,429,316             1,030,346
   Certificates of deposit:
      $100,000 and over                                               32,824,697            24,067,363
      Other                                                           62,834,818            41,439,799
                                                                    ------------          ------------
         Total deposits                                              264,300,634           168,961,089
Note payable                                                                  --               300,000
Accounts payable and accrued expenses                                    997,430               565,131
                                                                    ------------          ------------
         Total liabilities                                           265,298,064           169,826,220
                                                                    ------------          ------------
Shareholders' equity:
   Common stock, $.01 par value; authorized 3,000,000
      shares; issued and outstanding 2,298,412 shares in
      1997 and 1,662,360 shares in 1996                                   22,984                16,624
   Surplus                                                            18,879,210             9,595,956
   Retained earnings                                                   7,166,071             5,138,612
   Net unrealized holding gains (losses) on
      available for sale securities                                       (1,473)                6,701
                                                                    ------------          ------------
         Total shareholders' equity                                   26,066,792            14,757,893
                                                                    ------------          ------------

         Total liabilities and shareholders' equity                 $291,364,856          $184,584,113
                                                                    ============          ============


See accompanying notes to consolidated financial statements.

                                 ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Income

                               Years ended December 31, 1997, 1996 and 1995

                                                                             1997                 1996            1995
                                                                         -----------          -----------      -----------
Interest income:
   Interest and fees on loans                                            $16,795,887          $11,426,260      $ 9,393,945
   Interest on debt and equity securities:
      Taxable                                                              1,017,897              692,742          744,956
      Nontaxable                                                              34,630               38,914           27,427
   Interest on federal funds sold                                            909,326              396,244          745,044
   Interest on interest bearing deposits                                       1,289                   --            2,464
                                                                         -----------          -----------      -----------
         Total interest income                                            18,759,029           12,554,160       10,913,836
                                                                         -----------          -----------      -----------
Interest expense:
   Interest-bearing transaction accounts                                     410,915              331,943          351,998
   Money market accounts                                                   3,604,225            2,006,578        1,740,701
   Savings                                                                    32,357               33,122           31,958
   Certificates of deposit:
      $100,000 and over                                                    1,658,554            1,346,428        1,246,703
      Other                                                                2,862,256            1,834,540        1,513,251
   Federal funds purchased                                                    11,035                1,027            2,681
   Notes payable                                                               2,888               15,274               --
                                                                         -----------          -----------      -----------
         Total interest expense                                            8,582,230            5,568,912        4,887,292
                                                                         -----------          -----------      -----------
         Net interest income                                              10,176,799            6,985,248        6,026,544
Provision for loan losses                                                    775,064              345,410          630,734
                                                                         -----------          -----------      -----------
         Net interest income after
            provision for loan losses                                      9,401,735            6,639,838        5,395,810
                                                                         -----------          -----------      -----------
Noninterest income:
   Service charges on deposit accounts                                       173,452              129,414          131,640
   Other service charges and fee income                                      307,427              252,087          150,404
   Merchant credit card income                                                    --              600,981          562,449
   Gain on sale of credit card operation                                          --              320,000               --
   Loss on investment in Enterprise Fund, L.P.                                (4,904)             (62,690)          (8,222)
                                                                         -----------          -----------      -----------
         Total noninterest income                                            475,975            1,239,792          836,271
                                                                         -----------          -----------      -----------
Noninterest expense:
   Salaries                                                                3,221,147            2,400,165        1,710,740
   Payroll taxes and employee benefits                                       620,438              465,475          332,220
   Occupancy                                                                 552,063              333,795          275,179
   Equipment                                                                 227,061              145,501          120,594
   FDIC insurance                                                             21,846                2,000          114,944
   Data processing                                                           237,248              247,696          209,267
   Merchant credit card expense                                                   --              441,991          455,718
   Other                                                                   1,458,773            1,109,711          968,061
                                                                         -----------          -----------      -----------
         Total noninterest expense                                         6,338,576            5,146,334        4,186,723
                                                                         -----------          -----------      -----------
         Income before income tax expense                                  3,539,134            2,733,296        2,045,358
Income tax expense                                                         1,316,590            1,031,344          741,091
                                                                         -----------          -----------      -----------
         Net income                                                      $ 2,222,544          $ 1,701,952      $ 1,304,267
                                                                         ===========          ===========      ===========

Basic earnings per share                                                 $      1.06          $      1.11      $       .89
Diluted earnings per share                                               $      1.00          $       .97      $       .77

Basic weighted average common shares and common
   stock equivalents outstanding                                           2,095,359            1,538,418        1,463,400
Diluted weighted average common shares and common
   stock equivalents outstanding                                           2,224,967            1,750,686        1,685,479


See accompanying notes to consolidated financial statements.


                                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                               Consolidated Statements of Shareholders' Equity

                                Years ended December 31, 1997, 1996 and 1995



                                                                                                       Net
                                                                                                   unrealized
                                                                                                     holding
                                                                                                      gains
                                                                                                   (losses) on      Total
                                             Common Stock                                           available-     share-
                                     --------------------------                       Retained      for-sale       holders'
                                       Shares            Amount      Surplus          earnings      securities      equity
                                     ---------          -------    -----------       ----------     ----------   -----------


Balance, December 31, 1994           1,462,400          $14,624    $ 8,498,176       $2,356,378      $(88,265)   $10,780,913
Net income                                  --               --             --        1,304,267            --      1,304,267
Dividends declared
    ($.07 per share)                        --               --             --         (102,437)           --       (102,437)
Stock warrants exercised                 1,000               10          5,490               --            --          5,500
Change in net unrealized
    holding gains (losses)
    on available for sale
    securities,
    net of tax effect                       --               --             --               --        63,904         63,904
                                     ---------          -------    -----------       ----------      --------    -----------
Balance, December 31, 1995           1,463,400           14,634      8,503,666        3,558,208       (24,361)    12,052,147
Net income                                  --               --             --        1,701,952            --      1,701,952
Dividends declared
    ($.08 per share)                        --               --             --         (121,548)           --       (121,548)
Stock warrants exercised               198,960            1,990      1,092,290               --            --      1,094,280
Change in net unrealized
    holding gains (losses)
    on available for sale
    securities, net of tax
    effect                                  --               --             --               --        31,062         31,062
                                     ---------          -------    -----------       ----------      --------    -----------
Balance, December 31, 1996           1,662,360           16,624      9,595,956        5,138,612         6,701     14,757,893
Net income                                  --               --             --        2,222,544            --      2,222,544
Dividends declared
    ($.09 per share)                        --               --             --         (195,085)           --       (195,085)
Stock options exercised                 53,500              535        266,965               --            --        267,500
Issuance of common stock               582,552            5,825      9,016,289               --            --      9,022,114
Change in net unrealized
    holding gains (losses)
    on available for sale
    securities, net of
    tax effect                              --               --             --               --        (8,174)        (8,174)
                                     ---------          -------    -----------       ----------      --------    -----------
Balance, December 31, 1997           2,298,412          $22,984    $18,879,210       $7,166,071      $ (1,473)   $26,066,792
                                     =========          =======    ===========       ==========      ========    ===========


See accompanying notes to consolidated financial statements.



                                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows

                                 Years ended December 31, 1997, 1996 and 1995


                                                                                     1997             1996           1995
                                                                                ------------     ------------    ------------
Cash flows from operating activities:
   Net income                                                                   $  2,222,544     $  1,701,952    $  1,304,267
   Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation and amortization                                            311,132          225,328         177,454
            Provision for loan losses                                                775,064          345,410         630,734
            Write-downs and losses on other real estate owned, net                    24,259            6,646         152,982
            Net accretion of debt and equity securities                             (207,715)          (6,357)       (149,398)
            Loss on investment in Enterprise Fund, L.P.                                4,904           62,690           8,222
            Mortgage loans originated                                             (8,455,878)              --              --
            Proceeds from mortgage loans sold                                      7,210,582               --              --
            Gain on sale of mortgage loans                                           (78,948)              --              --
            (Increase) decrease in accrued interest receivable                      (512,479)          45,178        (380,400)
            Increase in prepaid expenses and other assets                           (897,959)        (333,550)       (106,635)
            Increase in accounts payable and accrued expenses                        436,511           35,271         425,670
                                                                                ------------     ------------    ------------
                  Net cash provided by operating activities                          832,017        2,082,568       2,062,896
                                                                                ------------     ------------    ------------
Cash flows from investing activities:
   Purchases of interest-bearing deposits                                           (148,349)              --              --
   Proceeds from maturity of interest-bearing deposits                                    --               --          98,000
   Purchases of available for sale debt securities                               (18,788,955)      (8,922,967)    (20,877,229)
   Purchases of available for sale equity securities                                 (90,500)         (94,200)       (366,800)
   Purchases of held to maturity debt securities                                    (101,076)        (414,733)       (255,367)
   Proceeds from maturities of available for sale debt securities                 20,580,000       11,140,000      21,200,000
   Proceeds from maturities and principal paydowns on
      held to maturity debt securities                                               407,956            6,276         180,799
   Net increase in loans                                                         (91,597,180)     (23,649,751)    (24,557,838)
   Proceeds from sale of other real estate owned                                     184,095               --         292,417
   Purchases of office equipment and leasehold improvements                       (1,520,563)        (549,219)       (288,503)
   Contributions returned from (paid to) investment in Enterprise Fund, L.P.         319,500         (520,500)       (100,500)
                                                                                ------------     ------------    ------------
                  Net cash used in investing activities                          (90,755,072)     (23,005,094)    (24,675,021)
                                                                                ------------     ------------    ------------
Cash flows from financing activities:
   Net increase in demand and savings accounts                                    65,187,192       12,195,505      22,161,043
   Net increase in certificates of deposit                                        30,152,353       15,625,520      14,180,109
   Decrease in federal funds purchased                                                    --               --      (6,500,000)
   (Decrease) increase in notes payable                                             (300,000)         300,000              --
   Cash dividends paid                                                              (195,085)        (121,548)       (124,373)
   Proceeds from the issuance of common stock                                      9,022,114               --              --
   Proceeds from the exercise of stock warrants and common stock options             267,500        1,094,280           5,500
                                                                                ------------     ------------    ------------
                  Net cash provided by financing activities                      104,134,074       29,093,757      29,722,279
                                                                                ------------     ------------    ------------
                  Net increase in cash and due from banks                         14,211,019        8,171,231       7,110,154
   Cash and cash equivalents, beginning of year                                   32,511,035       24,339,804      17,229,650
                                                                                ------------     ------------    ------------
   Cash and cash equivalents, end of year                                       $ 46,722,054     $ 32,511,035    $ 24,339,804
                                                                                ============     ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                  $  8,342,681     $  5,546,601    $  4,759,095
      Income taxes                                                                 1,509,322        1,144,759         779,900
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                    140,000           50,000              --
      Loans made to facilitate the sale of other real estate owned                        --           70,000         449,895
                                                                                ============     ============    ============


See accompanying notes to consolidated financial statements.


               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

                  December 31, 1997, 1996 and 1995



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

Additionally, Enterprise Capital Resources, Inc. (Capital Resources) was formed as a small business investment company in 1995 and, on May 11, 1995, Enterbank Holdings, Inc. acquired 100% of the outstanding shares of Capital Resources. Subsequent to year end, Capital Resources changed its name to Enterprise Merchant Banc, Inc. (Merchant Banc).

In 1997, the Company organized Enterprise Financial Advisors ("Financial Advisors") as a division of the Bank to provide fee-based personal financial planning, estate planning, and corporate planning services to the Company's target market. The Company entered into solicitation and referral agreements with Moneta Group, Inc., a financial planning company, as part of the organization of Financial Advisors.

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

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statement. Estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual amounts could differ from those estimates.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company; its banking subsidiary, Enterprise Bank (100% owned) and its merchant banking company, Merchant Banc (100% owned). All significant intercompany accounts and transactions have been eliminated.


                                                                  (Continued)

                ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements



INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company currently classifies investments in debt and equity securities as follows:

         Trading - includes securities which the Company has bought and held principally for the purpose of selling them in the near term. The Company has not held any trading securities.

         Held to maturity - includes debt securities which the company has the positive intent and ability to hold until maturity.

         Available for sale - includes debt and marketable equity securities not classified as held-to-maturity or trading (i.e., investments which the company has no present plans to sell but may be sold in the future under different circumstances).

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

For securities in the held to maturity and available for sale categories, premiums and discounts are amortized or accreted over the lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

LOANS HELD FOR SALE

During 1997, the Company began mortgage banking operations. Mortgage banking activities included the origination of residential mortgage loans for sale to various investors. Mortgage loans are originated and intended for sale in the secondary market, principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association
(FNMA). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method.
Mortgage banking revenues, including origination fees, net gains on sales of servicing rights, net gains or losses on sales of mortgages and other fee income, which is determined on a specific identification method, were less than one percent of the Company's total revenue for the year ended December 31, 1997. The Company does not retain servicing on any loans originated and sold, nor does the Company have any purchased mortgage servicing rights at December 31, 1997.



                                                                  (Continued)

               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


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

ACCOUNTING FOR IMPAIRED LOANS

A loan is considered impaired when it is probable the Bank will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used, historically, the Bank measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement. The Bank recognizes interest income on nonaccrual loans only when received and on impaired loans continuing to accrue interest as earned.

OTHER REAL ESTATE OWNED

Other real estate owned represents property acquired through foreclosure or deeded to the Company's subsidiary bank in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate owned is recorded on an individual asset basis at the lower of (1) current fair value minus estimated selling costs, or (2) fair value at the time of the acquisition (cost). Subsequent reductions in fair value are expensed or recorded in a valuation reserve account through a


                                                                  (Continued)

              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


provision against income. Subsequent increases in the fair value are recorded through a reversal of the valuation reserve, but not below zero.

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

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Office equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization is computed using the straight-line method over their respective estimated useful lives. Bank equipment is depreciated over three to ten years and leasehold improvements over ten to 30 years.

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

CASH FLOW INFORMATION

For purposes of reporting cash flows, the Company considers cash and due from banks and federal funds sold to be cash and cash equivalents.

RECLASSIFICATION

Certain reclassifications have been made to the prior year amounts to conform to the present year presentation.

STOCK OPTIONS

Prior to January 1, 1996, the Corporation accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to expense the fair value of stock-based awards, as measured on the date of grant, over their vesting period. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.


                                                                  (Continued)

              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


NEW ACCOUNTING STANDARDS

SFAS 130, Reporting Comprehensive Income, was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available for sale securities. Components of the Company's comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of 1998. SFAS 130's disclosure requirements will have no impact on the Company's financial condition or results of operations.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company does not believe the impact of SFAS 131 on future financial statement disclosures will be material.

NOTE 3--EARNINGS PER SHARE

Basic earnings per share data is calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants.

The components of basic earnings per share are as follows:


                                                                     1997                   1996             1995
                                                                  ----------             ----------       ----------
BASIC

Net income attributable to
   common shareholders' equity                                    $2,222,544             $1,701,952       $1,304,267
                                                                  ==========             ==========       ==========
Weighted average common
   shares outstanding                                              2,095,359              1,538,418        1,463,400
                                                                  ==========             ==========       ==========

Basic earnings per share                                               $1.06                  $1.11            $0.89
                                                                       =====                  =====            =====
The components of diluted earnings per share are as follows:

                                                                     1997                   1996             1995
                                                                  ----------             ----------       ----------
DILUTED

Net income attributable to
   common shareholders' equity                                    $2,222,544             $1,701,952       $1,304,267
                                                                  ==========             ==========       ==========
Weighted average common
   shares outstanding                                              2,095,359              1,538,418        1,463,400
Stock warrants                                                            --                 79,979          110,377
Stock options                                                        129,608                132,289          111,702
                                                                  ----------             ----------       ----------
Diluted weighted average
   common shares outstanding                                      $2,224,967             $1,750,686       $1,685,479
                                                                  ==========             ==========       ==========

Diluted earnings per share                                             $1.00                  $0.97            $0.77
                                                                       =====                  =====            =====



                                                                  (Continued)

              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

NOTE 4--REGULATORY RESTRICTIONS

The Company's subsidiary bank is subject to regulations by regulatory authorities which require the maintenance of minimum capital standards which may affect the amount of dividends the Company's subsidiary bank can pay.

At December 31, 1997 and 1996, approximately $3,427,000 and $1,174,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

NOTE 5--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1997 and 1996 is as follows:



                                                                                           1997
                                                                --------------------------------------------------------
                                                                                   Gross           Gross
                                                                 Amortized      Unrealized       Unrealized   Estimated
                                                                   Cost            Gains           Losses     Fair Value
                                                                -----------     ----------       ----------   ----------
U. S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                                                 $11,965,452        $4,152          $6,383    $11,963,221
Federal Home Loan Bank stock                                        551,500            --              --        551,500
                                                                -----------        ------          ------    -----------
                                                                $12,516,952        $4,152          $6,383    $12,514,721
                                                                ===========        ======          ======    ===========
                                                                                           1996
                                                                --------------------------------------------------------
                                                                                   Gross           Gross
                                                                 Amortized      Unrealized       Unrealized   Estimated
                                                                   Cost            Gains           Losses     Fair Value
                                                                -----------     ----------       ----------   ----------
U. S. Treasury securities and obligations
   of U.S. government corporations
   and agencies                                                 $13,534,643       $10,449            $295    $13,544,797
Federal Home Loan Bank stock                                        461,000            --              --        461,000
                                                                -----------       -------          ------    -----------
                                                                $13,995,643       $10,449            $295     14,005,797
                                                                ===========       =======          ======    ===========



The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  Amortized          Estimated
                                                     Cost            Fair Value
                                                 -----------        ------------
   Due in one year or less                       $11,965,452        $11,963,221
   Due after one year through five years                  --                 --
   Due after five years through ten years                 --                 --
   Securities with no stated maturity                551,500            551,500
                                                 -----------        -----------
                                                 $12,516,952        $12,514,721
                                                 ===========        ===========


                                                                  (Continued)

              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1997 and 1996 is as follows:

                                                                                            1997
                                                                   -------------------------------------------------------
                                                                                   Gross           Gross
                                                                   Amortized     Unrealized      Unrealized     Estimated
                                                                     Cost          Gains           Losses       Fair Value
                                                                   ---------     ----------      ----------     ----------
Mortgage-backed securities                                         $ 37,825        $   --            $ 24        $ 37,801
Municipal Bonds                                                     881,338         1,914             899         882,353
                                                                   --------        ------            ----        --------
                                                                   $919,163        $1,914            $923        $920,154
                                                                   ========        ======            ====        ========
                                                                                             1996
                                                                   -------------------------------------------------------
                                                                                   Gross           Gross
                                                                   Amortized     Unrealized      Unrealized      Estimated
                                                                     Cost          Gains           Losses       Fair Value
                                                                   ---------     ----------      ----------     ----------
U. S. Treasury securities and obligations
   of U.S. government corporation
   and agencies                                                    $  305,583      $  655          $   --       $  306,238
Mortgage-backed securities                                             43,857          --             164           43,693
Municipal Bonds                                                       890,743       1,652           2,828          889,567
                                                                   ----------      ------          ------       ----------
                                                                   $1,240,183      $2,307          $2,992       $1,239,498
                                                                   ==========      ======          ======       ==========


The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                               Amortized          Estimated
                                                  Cost           Fair Value
                                               ---------         ----------
   Due in one year or less                     $460,312           $459,731
   Due after one year through five years        421,026            422,622
   Due after five years through ten years            --                 --
   Securities with no stated maturity            37,825             37,801
                                               --------           --------
                                               $919,163           $920,154
                                               ========           ========


There were no sales of investments in debt and equity securities in 1997, 1996 or 1995. Debt and equity securities having a carrying value of $8,748,476 and $10,933,728 at December 31, 1997 and 1996, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law.

As a member of the Federal Home Loan Bank system administered by the Federal Housing Finance Board, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Des Moines (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or .3% of its total assets. The FHLB stock is recorded at cost which represents redemption value.

                                                              (Continued)

             ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Statements

NOTE 6--LOANS

A summary of loans by category at December 31, 1997 and 1996 is as follows:

                                               1997               1996
                                           ------------       ------------
   Commercial and industrial               $ 69,489,557       $ 43,875,936
   Loans secured by real estate             148,892,185         85,756,588
   Other                                      7,226,719          4,517,501
                                           ------------       ------------
                                            225,608,461        134,150,025
   Less unearned loan fees                       48,253             16,933
                                           ------------       ------------
                                           $225,560,208       $134,133,092
                                           ============       ============

The breakdown of loans secured by real estate at December 31, 1997 and 1996 is as follows:

                                               1997               1996
                                           ------------        -----------
   Business and personal loans             $ 44,965,663        $26,508,877
   Income-producing properties               55,025,798         29,898,499
   Owner-occupied properties                 10,259,749          6,133,825
   Real estate development properties        38,640,975         23,215,387
                                           ------------        -----------
                                           $148,892,185        $85,756,588
                                           ============        ===========

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

In connection with the investment in FHLB Stock, the Bank has obtained a $2 million line of credit from the FHLB. As collateral for the line, the Bank has entered into a blanket agreement which pledges first mortgage loans with principal balances aggregating 150% of outstanding advances. No advances on the line were made during 1997 and 1996.

Following is a summary of activity for the year ended December 31, 1997 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.


   Balance, December 31, 1996         $ 8,333,344
   New loans                            4,210,930
   Payments and other reductions       (1,529,020)
                                      -----------
   Balance, December 31, 1997         $11,015,254
                                      ===========

                                                                 (Continued)

              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

A summary of activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 is as follows:




                                                          1997             1996             1995
                                                       ----------       ----------       ----------
Balance at beginning of year                           $1,765,000       $1,400,000       $1,000,000
Provisions charged to operations                          775,064          345,410          630,734
Loans charged off                                        (161,799)              --         (242,734)
Recoveries of loans previously
   charged off                                            131,735           19,590           12,000
                                                       ----------       ----------       ----------
Balance at end of year                                 $2,510,000       $1,765,000       $1,400,000
                                                       ==========       ==========       ==========


A summary of impaired loans, which include nonaccrual loans, at December 31, 1997 and 1996 is as follows:

                                                           1997             1996            1995
                                                         --------         --------       ----------
   Nonaccrual loans                                      $ 50,000         $130,704       $  106,504
   Impaired loans continuing
     to accrue interest                                   916,803          505,669          948,510
                                                         --------         --------       ----------
       Total impaired loans                              $966,803         $636,373       $1,055,014
                                                         ========         ========       ==========
   Allowance for losses on specific
     impaired loans                                      $191,804          $82,616       $  166,045
   Impaired loans with no related
     allowance for loan losses                                 --               --               --
   Average balance of impaired
     loans during the year                               $563,943         $636,563       $1,252,362
                                                         ========         ========       ==========


If interest on nonaccrual loans, including amounts computed on principal balances charged off on such loans, had been accrued, such income would have been $1,537, $15,147 and $3,119 for the years ended December 31, 1997, 1996 and 1995, respectively. The amount recognized as interest income on nonaccrual loans was $4,864, $2,005 and $-0- for the years ended December 31, 1997, 1996 and 1995, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $94,801, $44,616 and $90,251 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 7--OTHER REAL ESTATE OWNED

A summary of activity in the valuation allowance for other real estate owned for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                           1997             1996             1995
                                                         --------          -------        ---------
Balance at beginning of year                             $ 20,000          $20,000        $  75,000
Provisions charged to operations                               --               --          152,982
Charge-offs and reversals                                 (20,000)              --         (207,982)
                                                         --------          -------        ---------
Balance at end of year                                   $     --          $20,000        $  20,000
                                                         ========          =======        =========

                                                             (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


NOTE 8--OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS

A summary of office equipment and leasehold improvements at December 31, 1997 and 1996 is as follows:


                                                            1997                   1996
                                                         ----------             ----------
     Data processing equipment                           $  691,985             $  692,204
     Furniture, fixtures and equipment                    1,741,621              1,116,772
     Leasehold improvements                               1,184,052                507,106
     Automobile                                              26,425                 26,426
                                                         ----------             ----------
                                                          3,644,083              2,342,508
     Less accumulated depreciation
       and amortization                                   1,315,384              1,223,240
                                                         ----------             ----------
     Office equipment and leasehold improvements, net    $2,328,699             $1,119,268
                                                         ==========             ==========


Depreciation and amortization of office equipment and leasehold improvements included in occupancy expense amounted to $311,132 in 1997, $225,328 in 1996 and $177,454 in 1995.

The Company's banking facilities are leased under agreements that expire in 1999, 2015, and 2012 for Clayton, St. Charles County and the City of Sunset Hills, respectively. The Company has the option to renew the Clayton facility lease for three additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then current market conditions and inflation. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. One section of the Clayton facility is sublet and the proceeds are used to reduce the Company's occupancy expenses. Rent expense amounted to $436,524, $319,002 and $285,178 in 1997, 1996 and 1995, respectively, and sublease rental income amounted to $35,422, $77,568 and $82,394 in 1997, 1996 and 1995 respectively. The Company leases its Clayton facility from a partnership in which a director and an officer have an ownership interest. The future minimum rental commitments required under the leases are as follows:


                     Year                    Amount
                     ----                    ------
                     1998                   $684,957
                     1999                    480,243
                     2000                    377,887
                     2001                    377,887
                     2002                    377,887
                                            ========


For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.


NOTE 9--INVESTMENT IN ENTERPRISE FUND, L.P.

The Company and its subsidiaries have a combined 10% interest in a limited liability small business investment partnership, The Enterprise Fund L.P., for which a subsidiary of the company serves as the general partner. The Company has an additional $703,500 in future capital commitments. This investment, which is accounted for using the equity method of accounting, had a carrying value of $225,683 and $550,087 at December 31, 1997 and 1996, respectively.


                                                               (Continued)

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 10--MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 1997:



                                                          $100,000
               Maturity Period                            and Over                Other             Total
   ------------------------------------------           -----------           -----------        -----------
   Less than 1 year                                     $59,233,000           $31,100,000        $90,333,000
   Greater than 1 year and less than 2 years              2,956,267             1,285,499          4,241,766
   Greater than 2 years and less than 3 years               276,551                    --            276,551
   Greater than 3 years and less than 4 years               192,984                    --            192,984
   Greater than 4 years and less than 5 years               161,016               339,198            500,214
   Over 5 years                                              15,000               100,000            115,000
                                                        -----------           -----------        -----------
                                                        $62,834,818           $32,824,697        $95,659,515
                                                        ===========           ===========        ===========



NOTE 11--NOTE PAYABLE

On April 23, 1996, the Company obtained a $1,000,000 unsecured line of credit from an unaffiliated bank. The line of credit was a one-year interest-only note accruing interest at the unaffiliated bank's prime rate. The Company chose not to renew the line of credit at the maturity date in April 1997.
For the year ended December 31, 1997, the average balance and maximum month-end balance of the note payable were $25,000 and $300,000, respectively. For the year ended December 31, 1996, the average balance and maximum month end balance of the note payable were $205,000 and $300,000, respectively. The average rate paid on the note payable was $8.25% in 1997 and 1996. The Company had no notes payable outstanding during 1995.

NOTE 12--INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                  1997             1996          1995
                                               ----------       ----------     --------

   Current:
      Federal                                  $1,407,463       $1,021,847     $711,751
      State and local                             217,479          153,811       84,086
   Deferred                                      (308,352)        (144,314)     (54,746)
                                               ----------       ----------     --------
                                               $1,316,590       $1,031,344     $741,091
                                               ==========       ==========     ========


                                                                 (Continued)

             ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 34% in 1997, 1996 and 1995, to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:


                                                                      1997            1996            1995
                                                                   ----------      ----------       --------
   Income tax expense at statutory rate                            $1,203,306      $  929,320       $695,422
   Increase (reduction) in income taxes
   resulting from:
      Tax-exempt income                                               (31,828)        (23,570)       (24,660)
      State and local income tax
      expense                                                         143,536         101,515         55,497
   Other, net                                                           1,576          24,079         14,832
                                                                   ----------      ----------       --------
         Total tax expense                                         $1,316,590      $1,031,344       $741,091
                                                                   ==========      ==========       ========

A net deferred income tax asset of $778,604 and $466,014 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 1997 and 1996, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 is as follows:


                                                                1997                1996
                                                              --------            --------
   Deferred tax assets:
       Allowance for loan losses                              $831,869            $541,530
       Other real estate owned                                      --               7,492
     Unrealized losses on securities
       available for sale                                          759                  --
     Other                                                      17,613              11,706
                                                              --------            --------
         Total deferred tax assets                             850,241             560,728
                                                              --------            --------
   Deferred tax liabilities:
   Deferred loan fees                                            6,495              51,381
   Office equipment and leasehold
      improvements                                              65,142              39,881
   Unrealized gains on securities
      available for sale                                            --               3,452
                                                              --------            --------
         Total deferred tax liabilities                         71,637              94,714
                                                              --------            --------
         Net deferred tax assets                              $778,604            $466,014
                                                              ========            ========


A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 1997, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

NOTE 13 -- REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative


                                                             (Continued)

             ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the FDIC dated February 28, 1996 categorized the Bank as well as capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                     For Capital          Prompt Corrective
                                                             Actual               Adequacy Purposes       Action Provisions
                                                      -------------------         -----------------       -----------------
                                                      Amount        Ratio         Amount      Ratio       Amount      Ratio
                                                      ------        -----         ------      -----       ------      -----
As of December 31, 1997:
   Total Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                     $28,538,743      12.28%     $18,591,401     8.00%    $23,239,251    10.00%
      Enterprise Bank                               25,915,000      11.19       18,525,813     8.00      23,157,266    10.00
   Tier 1 Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                     $26,028,743      11.20%     $ 9,295,700     4.00%    $13,943,551     6.00%
      Enterprise Bank                               23,405,000      10.11        9,262,906     4.00      13,894,359     6.00
   Tier 1 Capital (to average assets)
      Enterbank Holdings, Inc.                     $26,028,743      11.42%     $ 9,116,560     4.00%    $11,395,700     5.00%
      Enterprise Bank                               23,405,000      10.30        9,085,351     4.00      11,356,689     5.00

As of December 31, 1996:
   Total Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                     $16,461,861      11.53%     $11,424,028     8.00%    $14,280,035    10.00%
      Enterprise Bank                               15,979,917      11.28       11,334,400     8.00      14,168,000    10.00
   Tier 1 Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                     $14,696,861      10.29%     $ 5,712,014     4.00%    $ 8,568,021     6.00%
      Enterprise Bank                               14,214,917      10.03        5,667,200     4.00       8,500,800     6.00
   Tier 1 Capital (to average assets)
      Enterbank Holdings, Inc.                     $14,696,861       9.62%     $ 6,108,240     4.00%    $ 7,635,300     5.00%
      Enterprise Bank                               14,214,917       9.35        6,085,960     4.00       7,607,450     5.00



                                                                   (Continued)

              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

NOTE 14--SHAREHOLDERS' EQUITY

On August 15, 1996, warrants to purchase 9,948 shares of Enterprise Bank common stock were exercised for $1,094,280. On September 30, 1996, the Company issued 198,960 shares of its Common Stock to holders of common stock of the Bank incidental to a plan of reorganization for the purpose of making the Company the sole owner of Bank capital stock.

On February 14, 1997, the Company completed a stock offering of 451,612 shares of common stock registered under the Securities Act of 1933 on Form S-1. These shares were offered to the public at $15.50 per share. The offering allowed for the sale of a minimum of 193,548 shares or $3,000,000, and a maximum of 451,612 shares or $7,000,000 in common stock. The maximum number of shares were sold at $15.50 per share.

As part of the organization of Financial Advisors, the Company entered into solicitation and referral agreements with Moneta Group, Inc. (Moneta). These agreements call for Moneta to provide planning services for Financial Advisors' customers. Moneta will refer customers, when appropriate, to the Bank and receive a share of the revenue generated in the form of options in the Company's common stock. The agreements with Moneta also allow Financial Advisors to immediately begin offering a full range of products and services with the depth and expertise of a large planning firm. Financial Advisors will continue to expand products and services available to customers as the division develops.

On October 31, 1997, the Company completed a private placement of its common stock of 130,940 shares of common stock exempt from registration under the Securities Act of 1933 pursuant to Regulation D thereunder. These shares were offered at $16.75 per share. These shares were offered in a private sale to Moneta principals related to the previously mentioned agreements with Moneta. The offering allowed for the sale of a minimum of 59,701 shares, or $1,000,000, and a maximum of 131,343 shares, or $2,200,000, in common stock. The Company sold 130,940 shares at $16.75 per share.


NOTE 15--COMPENSATION PLANS

STOCK OPTION PLANS

In 1988 and 1992, the Bank established two incentive stock options plans pursuant to which certain officers and employees of the Bank received the right to purchase shares of Bank capital stock. Substantially all of the options available under the two initial stock option plans have been granted. Upon formation of the Company and in conjunction with the Company's plan to acquire all of the outstanding common stock of the Bank, the options to purchase Bank capital stock were exchanged for options to purchase an aggregate of 213,000 shares of Company Common Stock.

As a result of those options issued under the 1988 stock option plan, options to purchase 88,500 shares of Common Stock at a price of $5.00 to $7.00 per share are outstanding, all of which are currently exercisable (1988 Options). In addition, options to purchase 74,600 shares of Common Stock are currently outstanding, representing those originally issued under the 1992 stock option plan (1992 Options). Of the 1992 Options, options to purchase 69,000 shares carry a purchase price of $7.00 per share, of which 69,000 were exercisable as of December 31, 1997, options to purchase 2,000 shares carry a purchase price of $9.25 per share, of which 1,200 were exercisable as of December 31, 1997, and options to purchase 3,600 shares carry a purchase price of $16.00 per share, of which -0- were exercisable as of December 31, 1997. All of the 1988 Options will expire between May 9, 1998 and December 1, 2002, if not exercised. The expiration dates for the 1992 Options are December 1, 2002 for


                                                               (Continued)

             ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

those with a purchase price of $7.00 per share, June 15, 2004 for those with a purchase price of $9.25 per share, and April 1, 2007 for those with a purchase price of $16.00 per share.

In 1996, the Company adopted by shareholder vote a third incentive stock option plan (ISO Plan III), which sets aside up to 200,000 shares of Company Common Stock to grant options to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which may be granted to any individual and additional restrictions for options which may be granted to any individual who is also a 10% shareholder. The Company believes strongly in motivating its key employees by encouraging ownership in the organization. The purchase price for any options granted under ISO Plan III will be determined based upon the market value of the Common Stock at the time such options are granted. At December 31, 1997, options to purchase 187,900 shares of Common Stock at a price of $16.00 per share were outstanding, none of which were currently exercisable. In addition, options to purchase 2,000 shares of Common Stock at a price of $16.75 per share were outstanding, none of which were exercisable.

At December 31, 1997, 8,500 shares forfeited by participants were available for future issuance under the plans. A total of 10,100 shares were available for future issuance under the plans at December 31, 1997.

Following is a summary of the various plan transactions:



                                          Number                  Price
                                        of shares               per share             Total
  ---------------------------------------------------------------------------------------------
   December 31, 1994                     213,000          $  5.00 - 7.00            $1,251,500
      Granted                                 --                      --                    --
      Exercised                               --                      --                    --
      Forfeited                               --                      --                    --
                                         -------          --------------            ----------
   December 31, 1995                     213,000          $  5.00 - 9.25            $1,251,500
      Granted                                 --                      --                    --
      Exercised                               --                      --                    --
      Forfeited                               --                      --                    --
                                         -------          --------------            ----------
   December 31, 1996                     213,000          $  5.00 - 9.25            $1,251,500
      Granted                            202,000           16.00 - 16.75             3,233,500
      Exercised                           53,500                    5.00               267,500
      Forfeited                            8,500                   16.00               136,000
                                         -------          --------------            ----------
   December 31, 1997                     353,000          $ 5.00 - 16.75            $4,081,500
                                         =======          ==============            ==========


The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair


                                                                 (Continued)

            ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


value at the grant dates for awards under those plans consistent with the method contained in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                            1997            1996             1995
                           ------          ------           ------
   Net income
      As reported          $2,222          $1,702           $1,304
      Pro forma             2,025           1,702            1,304

   Earnings per share:
      Basic:
         As reported       $ 1.06          $ 1.11           $ 0.89
         Pro forma           0.97            1.11             0.89

      Diluted:
         As reported       $ 1.00          $ 0.97           $ 0.77
         Pro forma           0.91            0.97             0.77


There were no options granted in 1995 or 1996. The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 6.90%, 6.40% and 6.10% for April, July and September, respectively; a dividend yield of 0.25%; vesting period of 5 years; expected lives of 10 years; and volatility of 25%. the weighted average fair value of the options granted in 1997 were $8.45.

Effective January 1, 1993, the company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for contributions to the plan was $78,948 for 1997, $66,000 for 1996 and $30,000 for 1995.

NOTE 16--LITIGATION

Various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

NOTE 17--DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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


                                                                (Continued)

             ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

The contractual amount of off-balance-sheet financial instruments as of December 31, 1997 and 1996 is as follows:


                                         1997              1996
                                     ------------       ----------
      Commitments to extend credit   $124,493,916       71,106,687
      Standby letters                   6,237,738        3,656,598
                                     ============       ==========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 1997, approximately $16,839,747 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of Bank customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.

SFAS 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 1997 and 1996:


                                                                    1997                                1996
                                                    ----------------------------------      -----------------------------
                                                       Carrying            Estimated          Carrying        Estimated
                                                        Amount             fair value          Amount         fair value
                                                    ------------          ------------      ------------     ------------
   Balance sheet assets:
      Cash and due from banks                       $ 13,897,054          $ 13,897,054      $  9,261,035     $  9,261,035
      Federal funds sold                              32,825,000            32,825,000        23,250,000       23,250,000
      Interest-bearing deposits                          148,349               148,349                --               --
      Investments in debt and equity
        securities                                    13,433,884            13,434,875        15,245,980       15,245,295
      Loans held for sale                              1,324,244             1,334,466                --               --
      Loans, net                                     223,050,208           222,777,300       132,368,092      132,955,773
      Accrued interest receivable                      1,448,343             1,448,343           935,864          935,864
                                                    ============          ============      ============     ============
   Balance sheet liabilities:
      Deposits                                      $264,300,634          $264,539,273      $168,961,089     $169,156,884
      Notes payable                                           --                    --           300,000          300,000
      Accrued interest payable                           549,059               549,059           309,510          309,510
                                                    ============          ============      ============     ============

                                                                 (Continued)

             ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

CASH AND OTHER SHORT-TERM INSTRUMENTS

For cash and due from banks, federal funds sold, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

Fair values are based on quoted market prices or dealer quotes.

LOANS HELD FOR SALE

Loans held for sale are recorded at the lower of cost or fair value, using the specific identification method.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

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

                                                              (Continued)

                 ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 18--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                                   Condensed Balance Sheets

                                                                          December 31,
                                                                ------------------------------
           Assets                                                   1997               1996
           ------                                               -----------        -----------
Cash                                                            $ 1,831,497        $    87,946
Investment in Enterprise Bank                                    23,404,214         14,221,619
Investment in Enterprise Merchant Banc                              108,297            477,398
Investment in Enterprise Fund, L.P.                                 202,098            116,489
Other assets                                                        571,460            148,440
                                                                -----------        -----------
   Total assets                                                 $26,117,566        $15,051,892
                                                                ===========        ===========

   Liabilities and Shareholders' Equity
   ------------------------------------

Accounts payable and other liabilities                          $    50,774        $    (6,001)
Notes payable                                                            --            300,000
Shareholders' equity                                             26,066,792         14,757,893
                                                                -----------        -----------
   Total liabilities and shareholders' equity                   $26,117,566        $15,051,892
                                                                ===========        ===========


                                       Condensed Statements of Income
                                                                                December 31,
                                                               ---------------------------------------------
                                                                  1997             1996              1995
                                                               ----------       ----------        ----------
Income:
   Dividends from subsidiaries                                 $   13,441       $  600,000        $  300,000
                                                               ----------       ----------        ----------
      Total income                                                 13,441          600,000           300,000
                                                               ----------       ----------        ----------
Expenses:
   Loss on investment in Enterprise Fund, L.P.                      4,391           56,123             7,388
   Other expenses                                                 741,068          202,849            27,460
                                                               ----------       ----------        ----------
      Total expenses                                              745,459          258,972            34,848
                                                               ----------       ----------        ----------
      (Loss) income before tax benefit and equity
         in undistributed earnings of subsidiaries               (732,018)         341,028           265,152
Income tax benefit                                                282,894           97,484            13,590
                                                               ----------       ----------        ----------
   (Loss) income before equity in undistributed
      earnings of subsidiaries                                   (449,124)         438,512           278,742
Equity in undistributed earnings of subsidiaries                2,671,668        1,263,440         1,025,525
                                                               ----------       ----------        ----------
   Net income                                                  $2,222,544       $1,701,952        $1,304,267
                                                               ==========       ==========        ==========

                                                                  (Continued)

                                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements

                                      Condensed Statements of Cash Flow
                                                                                 December 31,
                                                             --------------------------------------------------
                                                                 1997              1996                 1995
                                                             -----------       -----------          -----------
Cash flows from operating activities:
   Net Income                                                $ 2,222,544       $ 1,701,952          $ 1,304,267
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Net income of subsidiaries                           (2,761,668)       (1,863,440)          (1,325,525)
         Dividends from subsidiaries                                  --           600,000              300,000
         Other, net                                             (271,854)         (105,484)              14,553
                                                             -----------       -----------          -----------
            Net cash provided by operating
               activities                                       (810,978)          333,028              293,295

Cash flows from investing activities:
   Capital contributions to subsidiaries                      (6,150,000)         (360,000)            (100,000)
   Investment in Enterprise Fund L.P.                            (90,000)          (90,000)             (90,000)
                                                             -----------       -----------          -----------
      Net cash used in investing activities                   (6,240,000)         (450,000)            (190,000)

Cash flows from financing activities:
   Payment of stock dividends                                   (195,085)         (121,548)             (76,829)
   Proceeds from issuance of common stock                      9,289,614                --                   --
   (Decrease) increase in notes payable                         (300,000)          300,000                   --
                                                             -----------       -----------          -----------
      Net cash provided by
         financing activities                                  8,794,529           178,452              (76,829)
      Net increase in cash and cash
         equivalents                                           1,743,551            61,480                   --
Cash and cash equivalents, beginning of year                      87,946            26,466               26,466
                                                             -----------       -----------          -----------
Cash and cash equivalents, end of year                       $ 1,831,497       $    87,946          $    26,466
                                                             ===========       ===========          ===========



NOTE 19--SUBSEQUENT EVENTS

On February 17, 1998, the Company signed a lease agreement for a building at 1277 North Warson Road in St. Louis County, Missouri. The Company plans on using the space for the operations unit, which is currently housed at the Clayton facility. The lease is for 11,458 square feet of a 31,100 square foot building. The Company entered a five-year lease with options to renew for three additional five-year periods. The annual rent expense for the first five years of the lease is $72,185 per year, paid monthly.


                                                               (Continued)

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 24th of March 1998.

                                            ENTERBANK HOLDINGS, INC.

                                            By: /s/ Fred H. Eller
                                                -------------------
                                                Fred H. Eller
                                                Chief Executive Office

Pursuant to the requirements of the Securities Act of 1934, this 10-K Report has been signed by the following persons in the capacities and on the dates indicated.

            SIGNATURES                         TITLE                            DATE
            ----------                         -----                            ----
/s/ Fred H. Eller
---------------------------------
Fred H. Eller                       Chief Executive Officer and
                                    and Director                            March 24, 1998

<F*>
---------------------------------
Ronald E. Henges                    Chairman of the Board
                                    of Directors                            March 24, 1998

<F*>
---------------------------------
Kevin C. Eichner                    Vice Chairman of the
                                    Board of Directors                      March 24, 1998

<F*>
---------------------------------
Paul R. Cahn                        Director                                March 24, 1998

<F*>
---------------------------------
Birch M. Mullins                    Director                                March 24, 1998

<F*>
---------------------------------
Robert E. Saur                      Director                                March 24, 1998

<F*>
---------------------------------
James A. Williams                   Director                                March 24, 1998

<F*>
---------------------------------
Henry D. Warshaw                    Director                                March 24, 1998

<F*>
---------------------------------
James L. Wilhite                    Director                                March 24, 1998

<F*>
---------------------------------
Ted C. Wetterau                     Director                                March 24, 1998

<F*>
---------------------------------
Randall D. Humphreys                Director                                March 24, 1998

/s/ James C. Wagner
---------------------------------
James C. Wagner                     Chief Executive Officer, Treasurer
                                    and Vice President                      March 24, 1998


<F*> By Fred H. Eller, James C. Wagner and Stacey Tate, as Attorney-in-Part
     pursuant to Powers of Attorney executed by the persons listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ Fred H. Eller                   /s/ James C. Wagner                     /s/ Stacey Tate
---------------------------------   ---------------------------------       -------------------------------
Fred H. Eller                       James C. Wagner                         Stacey Tate
Attorney-in-Part                    Attorney-in-Part                        Attorney-in-Part


                                     EXHIBIT INDEX
                                     -------------



  Exhibit
   No.                                            Exhibit
   ---                                            -------
    3.1       Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form
              S-1 dated December 19, 1996 (File No. 333-14737)).

    3.2       Bylaws of the Registrant, as amended, (incorporated herein by reference from
              Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 dated December
              19, 1996 (File No. 333-14737)).

    4.1       Enterprise Bank Incentive Stock Option Plan (incorporated herein by reference from Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 dated
              December 29, 1997 (File No. 333-43365)).

    4.2       Enterprise Bank Second Incentive Stock Option Plan (incorporated herein by reference from Exhibit 44.4 to the Registrant's Registration Statement on Form
              S-8 dated December 29, 1997 (File No. 333-43365)).

    4.3       Enterbank Holdings, Inc. Third Incentive Stock Option Plan (incorporated herein by reference from Exhibit 4.5 to the Registrant's Registration Statement on Form
              S-8 dated December 29, 1997 (File No. 333-43365)).

    10.1      Lease with respect to the Registrant's Clayton banking facility (Incorporated herein by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 dated December 19, 1996 (File No. 333-14737)).

    10.2      Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise
              Bank and Moneta Group Investment Advisors, Inc. (Incorporated herein by reference from Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

    11.1      Statement regarding computation of per share earnings.

    13.1      1997 Annual Report.

    21.1      Subsidiaries of the Registrant.

    23.1      Consent of KPMG Peat Marwick LLP.

    24.1      Power of Attorney.

    27.1      Financial Data Schedule.

    99.1      Proxy Materials for 1998 Annual Meeting of Shareholders.