Form 10-Q
period 1998-03-31
ENTERBANK HOLDINGS INC
filed 1998-05-15
CIK 1025835

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934--For the quarterly period ended March 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from                  to

      Commission file number 000-24131


                                 ------------

                            ENTERBANK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                         43-1706259
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation of organization)                       Identification Number)

150 NORTH MERAMEC, CLAYTON, MO                                63105
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code:  314-725-5500

                                 ------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30 1998:

      Common Stock, $.01 par value----2,305,112 shares outstanding as of April 30, 1998

================================================================================

                           ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                       TABLE OF CONTENTS



                                                                                          Page
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:

      Consolidated Balance Sheets
      March 31, 1998 and December 31, 1997                                                  1

      Consolidated Statements of Income
      Three Months Ended March 31, 1998 and 1997                                            2

      Consolidated Statements of Comprehensive Income
      Three Months Ended March 31, 1998 and 1997                                            3

      Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1998 and 1997                                            4


      Notes to Consolidated Financial Statements                                            5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                       7

   Item 3.  Quantitative and Qualitative Disclosures Regarding Market
            Risk - There have been no material changes from the information provided in the December 31, 1997 Form 10-K


PART II. OTHER INFORMATION

   Item 6.  Exhibits and Report on Form 8-K                                                16


   Signatures                                                                              17



                                              PART I - ITEM 1
                                 ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                         Consolidated Balance Sheet
                                                                             (Unaudited)        (Audited)
                                                                              March 31,        December 31,
                 Assets                                                          1998              1997
                 ------                                                      ------------      ------------
Cash and due from banks                                                      $ 16,078,757      $ 13,897,054
Federal funds sold                                                             26,200,000        32,825,000
Interest-bearing deposits                                                         117,531           148,349
Investments in debt and equity securities:
     Available for sale, at estimated fair value                                8,083,731        12,514,721
     Held to maturity, at amortized cost
          (estimated fair value of $557,614 at March 31,
           1998, and $920,154 at December 31, 1997)                               555,917           919,163
                                                                             ------------      ------------
                  Total investments in debt and equity securities               8,639,648        13,433,884
                                                                             ------------      ------------
Loans held for sale                                                             5,123,509         1,324,244
Loans, less unearned loan fees                                                233,178,611       225,560,208
     Less allowance for loan losses                                             2,915,000         2,510,000
                                                                             ------------      ------------
                  Loans, net                                                  230,263,611       223,050,208
                                                                             ------------      ------------
Other real estate owned                                                           806,072           806,072
Office equipment and leasehold improvements                                     2,346,154         2,328,699
Accrued interest receivable                                                     1,433,864         1,448,343
Investment in Enterprise Fund, L.P.                                               424,367           225,683
Prepaid expenses and other assets                                               1,751,996         1,877,320
                                                                             ------------      ------------
                  Total assets                                               $293,185,509      $291,364,856
                                                                             ============      ============


  Liabilities and Shareholders' Equity
  ------------------------------------
Deposits:
     Demand                                                                  $ 45,509,067      $ 46,052,686
     Interest-bearing transaction accounts                                     19,318,912        22,519,772
     Money market accounts                                                     98,266,715        98,639,345
     Savings                                                                    1,399,796         1,429,316
     Certificates of deposit:
          $100,000 and over                                                    34,526,582        32,824,697
          Other                                                                66,294,129        62,834,818
                                                                             ------------      ------------
                    Total deposits                                            265,315,201       264,300,634
Accounts payable and accrued expenses                                           1,200,536           997,430
                                                                             ------------      ------------
                    Total liabilities                                         266,515,737       265,298,064
                                                                             ------------      ------------
Shareholders' equity:
     Common stock, $.01 par value; authorized
         3,000,000 shares; issued and outstanding
          2,305,112 shares at March 31, 1998 and
          2,298,412 shares at December 31, 1997                                    23,051            22,984
     Surplus                                                                   18,917,742        18,879,210
     Retained earnings                                                          7,730,688         7,166,071
      Other comprehensive income                                                   (1,709)           (1,473)
                                                                             ------------      ------------
                    Total shareholders' equity                                 26,669,772        26,066,792
                                                                             ------------      ------------

                    Total liabilities and shareholders' equity               $293,185,509      $291,364,856
                                                                             ============      ============


See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Income (unaudited)
                                                                                     Three months ended March 31,
                                                                                  1998                          1997
                                                                               ----------                    ----------
Interest income:
     Interest and fees on loans                                                $5,379,964                    $3,305,836
     Interest on debt securities:
          Taxable                                                                 154,634                       241,231
          Nontaxable                                                                7,153                         9,692
     Interest on federal funds sold                                               224,906                       309,059
     Interest on interest earning deposits                                          1,806                           135
                                                                               ----------                    ----------
                    Total interest income                                       5,768,463                     3,865,953
                                                                               ----------                    ----------
Interest expense:
     Interest-bearing transaction accounts                                        123,898                        94,870
     Money market accounts                                                      1,087,657                       749,452
     Savings                                                                        8,615                         7,796
     Certificates of deposit:
          $100,000 and over                                                       484,008                       350,747
          Other                                                                   940,703                       637,992
     Notes payable                                                                     --                         2,888
                                                                               ----------                    ----------
                    Total interest expense                                      2,644,881                     1,843,745
                                                                               ----------                    ----------
                    Net interest income                                         3,123,582                     2,022,208
Provision for loan losses                                                         418,258                        98,574
                                                                               ----------                    ----------
                    Net interest income after
                         provision for loan losses                              2,705,324                     1,923,634
                                                                               ----------                    ----------
Noninterest income:
     Service charges on deposit accounts                                           50,314                        35,340
     Other service charges and fee income                                          78,770                        79,771
     Gain on Sale of Mortgage Loans                                               269,301                            --
     Loss on investment in Enterprise Fund, L.P.                                   (2,316)                       (1,801)
                                                                               ----------                    ----------
                    Total noninterest income                                      396,069                       113,310
                                                                               ----------                    ----------
Noninterest expense:
     Salaries                                                                   1,061,681                       696,481
     Payroll taxes and employee benefits                                          215,434                       119,677
     Occupancy                                                                    200,033                        95,550
     Furniture and Equipment                                                       84,714                        50,584
     FDIC insurance                                                                14,965                         9,324
     Data processing                                                               66,872                        61,179
     Other                                                                        442,949                       249,545
                                                                               ----------                    ----------
                    Total noninterest expense                                   2,086,648                     1,282,340
                                                                               ----------                    ----------
                    Income before income tax expense                            1,014,745                       754,604
Income tax expense                                                                392,500                       290,972
                                                                               ----------                    ----------
                    Net income                                                 $  622,245                    $  463,632
                                                                               ==========                    ==========
Basic earnings per share                                                       $     0.27                    $     0.25
Diluted earnings per share                                                     $     0.25                    $     0.23
Basic weighted average common shares and common stock
                    equivalents outstanding                                     2,304,430                     1,888,166
Diluted weighted average common shares and common stock
                    equivalents outstanding                                     2,475,907                     2,020,455

See accompanying notes to consolidated financial statements.

                                     ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                            Consolidated Statements of Comprehensive Income (unaudited)

                                                                                   Three months ended March 31,
                                                                                 1998                        1997
                                                                               --------                    --------
Net income                                                                     $622,245                    $463,632
                                                                               --------                    --------
Other comprehensive income, before tax:
     Unrealized losses on securities:
          Unrealized holding losses arising during period                          (358)                    (29,300)
                                                                               --------                    --------
Other comprehensive income, before tax                                             (358)                    (29,300)
Income tax benefit related to items of
     other comprehensive income                                                     122                       9,962
                                                                               --------                    --------
Other comprehensive income, net of tax                                             (236)                    (19,338)
                                                                               --------                    --------
Comprehensive income                                                           $622,009                    $444,294
                                                                               ========                    ========



See accompanying notes to consolidated financial statements.


                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (unaudited)

                                                                                    Three months ended March 31,
                                                                                 1998                         1997
                                                                             ------------                 -------------
Cash flows from operating activities:
     Net income                                                              $    622,245                  $    463,632
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                      113,924                        70,462
               Provision for loan losses                                          418,258                        98,574
               Net accretion of debt and equity securities                        (34,741)                      (61,633)
               Loss on investment in Enterprise Fund, L.P.                          2,316                         1,801
               Mortgage loans originated                                      (23,252,870)                           --
               Proceeds from mortgage loans sold                               19,453,605                            --
               (Increase) decrease in accrued interest receivable                  14,479                      (100,902)
               (Increase) decrease in prepaid expenses and other assets           125,324                      (812,262)
               Increase in accounts payable and accrued
                    expenses                                                      203,228                       103,153
                                                                             ------------                 -------------
                    Net cash provided by operating activities                  (2,334,232)                     (237,175)
                                                                             ------------                 -------------
Cash flows from investing activities:
     Purchases of interest-bearing deposits                                                                     (21,709)
     Purchases of available-for-sale debt securities                           (4,212,167)                  (11,866,590)
     Purchases of available-for-sale equity securities                           (320,000)                      (90,500)
     Proceeds from maturities of available-for-sale debt securities             9,000,000                     4,660,000
     Proceeds from maturities and principal paydowns on
          held-to-maturity debt securities                                        360,785                       406,556
     Proceeds from the maturity of interest-bearing deposits                       30,819                            --
     Net increase in loans                                                     (7,631,661)                  (14,073,137)
     Purchases of office equipment and leasehold improvements                    (133,901)                     (194,401)
     Write-down of office equipment and leasehold improvements                      2,522                            --
     (Investment in) contributions returned from Enterprise Fund, L.P.           (201,000)                      319,500
                                                                             ------------                 -------------
                    Net cash used in investing activities                      (3,104,603)                  (20,860,281)
                                                                             ------------                 -------------
Cash flows from financing activities:
     Net increase in demand and savings accounts                               (4,146,629)                   17,344,310
     Net increase in certificates of deposit                                    5,161,196                     8,824,833
     (Decrease) in notes payable                                                       --                      (300,000)
     Cash dividends paid                                                          (57,628)                      (47,565)
     Proceeds from the issuance of common stock                                        --                     6,856,518
     Proceeds from the exercise of common stock options                            38,599                            --
                                                                             ------------                 -------------
                    Net cash provided by financing activities                     995,538                    32,678,096
                                                                             ------------                 -------------
                    Net increase in cash and due from banks                    (4,443,297)                   11,580,640
Cash and due from banks, beginning of year                                     46,722,054                    32,511,035
                                                                             ------------                 -------------
Cash and due from banks, end of year                                         $ 42,278,757                 $  44,091,675
                                                                             ============                 =============

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                           $  2,618,221                 $   1,820,428
          Income taxes                                                       $    108,800                 $     259,322

See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES


(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries "the Company" are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31,1997. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Certain amounts in the consolidated financial statements for the year end December 31, 1997 have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

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

      As part of the organization of Enterprise Financial Advisors "Financial Advisors" as a division of the bank, the Company entered into solicitation and referral agreements with Moneta Group, Inc. "Moneta". These agreements call for Moneta to provide planning services for Financial Advisors' customers under a revenue sharing agreement. Moneta will refer customers, when appropriate, to the Bank and receive a share of the revenue generated in the form of options in the Company's common stock. The agreements with Moneta also allow Financial Advisors to offer a full range of products and services with the depth and expertise of a large planning firm. Financial Advisors will continue to expand products and services available to customers as the division develops.

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

(3)   CHANGE IN ACCOUNTING PRINCIPLES

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains on securities . The Company's comprehensive earnings adjustments for the three month period ending March 31, 1998 and 1997 were as follows:

                                                                    1998
                                                  ------------------------------------------
                                                                       Tax
                                                  Before-Tax        (Expense)    Net-of-Tax
                                                    Amount         or Benefit      Amount
                                                  ----------       ----------    ----------
      Unrealized gains on securities:
        Unrealized holding losses arising
          during period                            $   (358)            122          (236)
                                                   --------           -----       -------
      Other comprehensive income                   $   (358)            122          (236)
                                                   ========           =====       =======

                                                                    1997
                                                  ------------------------------------------
                                                                       Tax
                                                  Before-Tax        (Expense)    Net-of-Tax
                                                    Amount         or Benefit      Amount
                                                  ----------       ----------    ----------
      Unrealized gains on securities:
        Unrealized holding losses arising
          during period                            $(29,300)          9,962       (19,338)
                                                   --------           -----       -------
      Other comprehensive income                   $(29,300)          9,962       (19,338)
                                                   ========           =====       =======

      The company did not sell any investments in debt and equity securities during the three months ended March 31, 1998 and 1997.

                                                               1998
                                                   -----------------------------
                                                                    Accumulated
                                                   Unrealized          Other
                                                    Gains on       Comprehensive
                                                   Securities         Income
                                                   ----------      -------------
      Beginning balance                              $(1,473)         (1,473)
      Current-period change                             (236)           (236)
                                                     -------          ------
      Ending balance                                 $(1,709)         (1,709)
                                                     =======          ======



                                                               1997
                                                   -----------------------------
                                                                    Accumulated
                                                   Unrealized          Other
                                                    Gains on       Comprehensive
                                                   Securities         Income
                                                   ----------      -------------
      Beginning balance                              $  6,702           6,702
      Current-period change                           (19,338)        (19,338)
                                                     --------         -------
      Ending balance                                 $(12,636)        (12,636)
                                                     ========         =======



      Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share. Basic earnings per share data is calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. In accordance with the requirements of SFAS No. 128 basic and diluted earnings per share have been restated for the three months ended March 31, 1997.


       ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FINANCIAL CONDITION

Total assets at March 31, 1998 were $293 million, an increase of $2 million, or 1%, over total assets of $291 million at December 31, 1997. Loans and leases, net of unearned loan fees were $233 million, an increase of $7 million, or 3% over total loans and leases of $226 million at December 31, 1997. Federal funds sold and investment securities were $35 million, a decrease of $11 million, or 24%, from total federal funds sold and investment securities of $46 million at December 31, 1997. The decrease resulted from the shift in earnings assets from short-term investments into loans during the first three months of 1998.

Total deposits at March 31, 1998 were $265 million, an increase of $1 million over total deposits of $264 million at December 31, 1997.

Total shareholders' equity increased $602,980. The increase in equity is due to an increase in retained earnings of $564,617 for the three months ended March 31, 1998, and the exercise of incentive stock options by some employees.

                     RESULTS OF OPERATIONS

Net income was $622,245 for the three month period ended March 31, 1998, an increase of 35% over net income of $464,000 for the same period in 1997. Basic earnings per share for the three months ended March 31, 1998 and 1997 was $0.27 and $0.25, respectively. Diluted earnings per share for the three months ended March 31, 1998 and 1997 was $0.25 and $0.23, respectively. Earnings per share did not increase in line with the increase in net income due to the increase in weighted average common stock equivalents outstanding from March 31, 1997 to March 31, 1998. Weighted average common stock equivalents increased primarily from the issuance of 451,612 and 130,940 shares of common stock on February 14, 1997 and October 31, 1997, respectively, in two common stock offerings.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $3.1 million, or 4.84% of average earnings assets, for the three months ended March 31, 1998, compared to $2.0 million, or 4.48% of average earning assets, for the same period in 1997. The $1.1 million, or 55% increase, in net interest income resulted primarily from an $80 million increase in average earnings assets to $263 million for the three months ended March 31, 1998, from $184 million during the same period in 1997 and an increase in the average earning asset yield. The increase in the earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earnings assets increased from 8.55% for three months ended March 31, 1997 to 8.91% for the same period in 1998. The increase in asset yield was primarily due to a change in mix of earning assets from lower yielding investment securities and federal funds sold to higher yielding loans. The increase in net interest margin was offset by a $65 million increase in average interest-bearing liabilities to $214 million for the three months ended March 31, 1998 from $149 million during the same period in 1997, while the yield on interest-bearing liabilities remained constant at 5.02%.



               (Remainder of this page intentionally left blank)

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31, 1997 and 1998:

                                                                          Three months ended March 31,
                                                   -----------------------------------------------------------------------------
                                                                    1998                                    1997
                                                   -------------------------------------  --------------------------------------
                                                             Percent   Interst   Average             Percent   Interest  Average
                                                   Average   of Total  Income/   Yield/   Average    of Total  Income/   Yield/
                                                   Balance    Assets   Expense    Rate    Balance     Assets   Expense    Rate
                                                   -------   --------  -------   -------  -------    --------  --------  -------
ASSETS                                                                         (Dollars in Thousands)
------
Interest-earning assets:
     Loans<F1>                                    $235,290    83.60%   $5,391     9.29%   $141,411    72.23%   $3,308     9.49%
     Taxable investments in debt securities         10,762     3.82       155     5.84      17,487     8.93       241     5.59
     Non-taxable investments in debt
      securities<F2>                                   658     0.23        11     6.78         858     0.44        14     6.62
     Federal funds sold                             16,356     5.81       225     5.58      23,800    12.16       309     5.27
     Interest earning deposits                         128     0.05         2     6.34          23     0.01        --     2.38
                                                  --------   ------    ------             --------   ------    ------
Total interest-earning assets                      263,194    93.51     5,784     8.91     183,579    93.76     3,872     8.55
                                                                       ------                                  ------
Non-interest-earning assets:
     Cash and due from banks                        14,371     5.11                          9,536     4.87
     Office equipment and leasehold improvements     2,337     0.83                          1,187     0.61
     Prepaid expenses and other assets               4,270     1.52                          3,311     1.69
     Allowance for possible loan losses             (2,734)   (0.97)                        (1,822)   (0.93)
                                                  --------   ------                       --------   ------
     Total assets                                 $281,438   100.00%                      $195,791   100.00%
                                                  ========   ======                       ========   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing transaction accounts        $ 19,686     6.99%   $  124     2.55%   $ 14,815     7.57%   $   95     2.60%
     Money market                                   94,167    33.46     1,088     4.69      64,415    32.90       749     4.72
     Savings                                         1,413     0.50         9     2.58       1,132     0.58         8     2.87
     Certificates of deposit                        98,468    34.99     1,425     5.87      68,457    34.96       989     5.86
     Notes payable                                      --       --        --       --         100     0.05         3    12.17
                                                  --------   ------    ------             --------   ------    ------
Total interest-bearing liabilities                 213,734    75.94     2,646     5.02     148,919    76.06     1,844     5.02
                                                                       ------                                  ------
Noninterest-bearing liabilities:
     Demand deposits                                40,208    14.29                         27,156    13.87
     Other liabilities                               1,004     0.36                              4      --
                                                  --------   ------                       --------   ------
     Total liabilities                             254,946    90.59                        176,079    89.93
     Shareholders' equity                           26,492     9.41                         19,712    10.07
                                                  --------   ------                       --------   ------
     Total liabilities and shareholders' equity   $281,438   100.00%                      $195,791   100.00%
                                                  ========   ======                       ========   ======
Net interest income                                                    $3,138                                  $2,028
                                                                       ======                                  ======
Net interest margin                                                               4.84%                                   4.48%

<F1>Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $148,000 and $135,000, for 1998 and 1997, respectively.

<F2>Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $418,258 for the three months ended March 31, 1998, compared to $98,574 for the same period in 1997. The increase in provision reflects a slight increase in net loans charged off to $13,000 from $4,000 for three months ended March 31, 1998 and 1997, respectively. The Company also increased loan loss reserve during the first quarter of 1998 to reflect the continued growth in the loan portfolio.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to expense:

                                                                        March 31,
                                                           ----------------------------------
                                                            1998                       1997
                                                           -------                    -------
                                                                (Dollars in Thousands)
Allowance at beginning of year                             $ 2,510                    $ 1,765
                                                           -------                    -------
Loans charged off:
     Commercial and industrial                                  30                         24
     Real estate:
          Commercial                                            --                         --
          Construction                                          --                         --
          Residential                                           --                         --
     Consumer and other                                         --                         --
                                                           -------                    -------
     Total loans charged off                                    30                         24
                                                           -------                    -------
Recoveries of loans previously charged off:
     Commercial and industrial                                  14                         18
     Real estate:
          Commercial                                            --                         --
          Construction                                          --                         --
          Residential                                            3                          2
     Consumer and other                                         --                         --
                                                           -------                    -------
     Total recoveries of loans previously charged off           17                         20
                                                           -------                    -------
Net loans charged off                                           13                          4
                                                           -------                    -------
Provisions charged to operations                               418                         99
                                                           -------                    -------
Allowance at end of period                                 $ 2,915                    $ 1,860
                                                           =======                    =======

Average loans                                             $235,290                   $141,411
Total loans                                               $233,179                   $148,203
Nonperforming loans                                        $    93                    $   100

Net charge-offs to average loans                              0.01%                        --%
Allowance for possible loan losses to loans                   1.25%                      1.26%
Allowance for possible loan losses to non-                3,134.41%                  1,860.00%
     performing loans

The allowance for loan losses is maintained at a level considered adequate to provide for potential losses. The provision for loan losses is based on a periodic analysis which considers, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on identified problem loans, an overall unallocated allowance for loan losses is established to provide for unidentified credit losses inherent in the portfolio. As increases to the allowance become necessary, they are reflected in the results of operations in the periods in which they become known.

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

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                           March 31,        December 31,
                                                             1998               1997
                                                           ---------        ------------
                                                              (Dollars in Thousands)
Non-accrual loans                                          $     93           $     50
Loans past due 90 days or more
     and still accruing interest                                 --                 --
Restructured loans                                               --                 --
                                                           --------           --------
     Total nonperforming loans                                   93                 50
Foreclosed property                                             806                806
                                                           --------           --------
Total non-performing assets                                $    899           $    856
                                                           ========           ========

Total assets                                               $293,186           $291,365
Total loans                                                $233,179           $225,560
Total loans plus foreclosed property                       $233,985           $226,366

Nonperforming loans to loans                                   0.04%              0.02%
Nonperforming assets to loans plus
     foreclosed property                                       0.38%              0.38%
Nonperforming assets to total assets                           0.31%              0.29%

NONINTEREST INCOME

Noninterest income was $396,069 for the three months ended March 31, 1998, compared to $113,310 for the same period in 1997. The increase is primarily attributed to the gain on sale of mortgage loans. The Company began offering mortgage loan products during the third quarter of 1997. The gain on sale of mortgage loans was $269,301 for the three months ended March 31, 1998 compared to $0 for the three month period ended March 31, 1997. Noninterest income from other sources consists primarily of service charges and other fees related to deposit accounts.

NONINTEREST EXPENSE

Noninterest expense was $2.1 million for the three months ended March 31, 1998, compared to $1.3 million for the same period in 1997. The increase is primarily due to increases in salaries and benefits expense of $460,957 and occupancy and equipment expense of $138,613. Increases in salaries and benefits and occupancy and equipment expense are primarily due to: 1) the personnel, occupancy and equipment expenses for the new banking facilities opened during 1997 in St. Charles County and Sunset Hills, 2) salaries and benefits related to the origination and sale of mortgage loans and 3) normal increases associated with growth. Other operating expenses of $442,949 for the three months ended March 31, 1998 increased $193,404 over $249,545 for the three months ended March 31, 1997. This increase is attributed to normal operating expenses associated with growth.

YEAR 2000

In 1997, the Company organized a formal program to address the implications of Year 2000 issues. The Company completed the assessment, analysis and planning phases and is in the implementation phase of the project. Testing of the systems will be conducted throughout 1998. The company expects expenditures related to Year 2000 issues to be immaterial.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally-managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $32 million and $31 million of deposits from the national network with the Company at March 31, 1998 and December 31, 1997, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at March 31, 1998:

           Remaining Maturity                              Amount
-----------------------------------------              --------------
             (Dollars in Thousands)
Three months or less                                    $   10,085
Over three through six                                       9,067
Over six through twelve                                     13,310
Over twelve months                                           2,065
                                                         ---------
                                                        $   34,527
                                                         =========

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

Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common Shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ration is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes.







             (Remainder of this page intentionally left blank)

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital            Prompt Corrective
                                                        Actual                Adequacy Purposes         Action Provisions
                                                 --------------------      ---------------------      ---------------------
                                                   Amount      Ratio          Amount      Ratio          Amount      Ratio
                                                 ----------    ------      ------------  -------      -----------   -------
As of March 31, 1998:
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $29,550,661   12.12%       $19,498,585    8.00%       $24,373,231   10.00%
          Enterprise Bank                        $27,101,597   11.17%       $19,413,948    8.00%       $24,267,435   10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $26,635,661   10.93%       $ 9,749,292    4.00%       $14,623,939    6.00%
          Enterprise Bank                        $24,186,597    9.97%       $ 9,706,974    4.00%       $14,560,461    6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.               $26,635,661    9.46%       $11,257,520    4.00%       $14,071,900    5.00%
          Enterprise Bank                        $24,186,597    8.62%       $11,219,709    4.00%       $14,024,636    5.00%

As of December 31, 1997:
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $28,538,743   12.28%       $18,591,401    8.00%       $23,239,251   10.00%
          Enterprise Bank                        $25,915,000   11.19%       $18,525,813    8.00%       $23,157,266   10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $26,028,743   11.20%       $ 9,295,700    4.00%       $13,943,551    6.00%
          Enterprise Bank                        $23,405,000   10.11%       $ 9,262,906    4.00%       $13,894,359    6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.               $26,028,743   11.42%       $ 9,116,560    4.00%       $11,395,700    5.00%
          Enterprise Bank                        $23,405,000   10.30%       $ 9,085,351    4.00%       $11,356,689    5.00%

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 130, Reporting Comprehensive Income, was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of the Company's comprehensive income are reported in a financial statement that is displayed with the same prominence as other financial statements starting in the first quarter of 1998. The reporting requirements of SFAS 130 did not have a material impact on the Company's financial condition or results of operations.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under FAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company does not believe that SFAS 131 will have a material effect on future financial statements.

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



              (Remainder of this page intentionally left blank)

                      PART II -- OTHER INFORMATION


Item 6. -- Exhibits and Reports on Form 8-K

   (a).  The exhibits are numbered in accordance with the Exhibit Table of
         Item 601 of Regulation S-K.

        Exhibit
        Number                 Description
        -------                -----------

          3     Amendment to Bylaws of Enterbank Holdings, Inc.

          4     Amendment to Enterprise Bank Second Incentive Stock Option Plan

         11     Statement Re:  Computation of Earnings Per Share

         27     Financial Data Schedule

   (b). The Company filed no current reports on Form 8-K during the three months ended March 31, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 14th day of May, 1998.



                                             ENTERBANK HOLDINGS, INC.

                                             By: ------------------------------
                                                 Fred H. Eller
                                                 Chief Executive Officer


                                             By: ------------------------------
                                                 James C. Wagner
                                                 Chief Financial Officer