Form 10-Q
period 1998-06-30
ENTERBANK HOLDINGS INC
filed 1998-08-14
CIK 1025835

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934--For the quarterly period ended June 30, 1998

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

                                 314-725-5500
             (Registrant's Telephone Number, Including Area Code)
                                 -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998:

    Common Stock, $.01 par value----2,365,112 shares outstanding.

===============================================================================

                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                   TABLE OF CONTENTS


                                                                                 Page
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

      Consolidated Balance Sheet at
      June 30, 1998 and December 31, 1997                                           1

      Consolidated Statements of Income
      Three Months and Six Months Ended June 30, 1998 and 1997                      2

      Consolidated Statements of Comprehensive Income
      Three Months and Six Months Ended June 30, 1998 and 1997                      3

      Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1998 and 1997                                       4

      Notes to Consolidated Financial Statements                                    5

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               7

  Item 3.   Quantitative and Qualitative Disclosures Regarding Market Risk -
            There have been no material changes from the information provided in the December 31, 1997 Form 10-K


PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                      17

  Item 6. Exhibits and Report on Form 8-K                                          18


  Signatures                                                                       19

                                           PART I - ITEM 1
                              ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets

                                                                     (Unaudited)              (Audited)
                                                                       June 30,              December 31,
                                                                         1998                    1997
                                                                    ------------             ------------
Assets
Cash and due from banks                                             $ 21,418,373             $ 13,897,054
Federal funds sold                                                    27,950,000               32,825,000
Interest-bearing deposits                                                126,845                  148,349
Investments in debt and equity securities:
   Available for sale, at estimated fair value                        11,013,250               12,514,721
   Held to maturity, at amortized cost
      (estimated fair value of $454,662 at June 30,
      1998, $920,154 at December 31, 1997)                               451,957                  919,163
                                                                    ------------             ------------
         Total investments in debt and equity securities              11,465,207               13,433,884
                                                                    ------------             ------------
Loans held for sale                                                    3,730,769                1,324,244
Loans, less unearned loan fees                                       248,357,024              225,560,208
   Less allowance for loan losses                                      3,000,000                2,510,000
                                                                    ------------             ------------
         Loans, net                                                  245,357,024              223,050,208
                                                                    ------------             ------------
Other real estate owned                                                  830,398                  806,072
Office equipment and leasehold improvements                            2,629,461                2,328,699
Accrued interest receivable                                            1,571,648                1,448,343
Investment in Enterprise Fund, L.P.                                      425,608                  225,683
Prepaid expenses and other assets                                      1,903,022                1,877,320
                                                                    ------------             ------------
         Total assets                                               $317,408,355             $291,364,856
                                                                    ============             ============
Liabilities and Shareholders' Equity
Deposits:
   Demand                                                           $ 48,561,150             $ 46,052,686
   Interest-bearing transaction accounts                              21,467,016               22,519,772

   Money market accounts                                             113,375,322               98,639,345
   Savings                                                             1,941,288                1,429,316
   Certificates of deposit:
      $100,000 and over                                               37,114,345               32,824,697
      Other                                                           66,387,554               62,834,818
                                                                    ------------             ------------
         Total deposits                                              288,846,675              264,300,634
Accrued interest payable                                                 590,374                  549,059
Accounts payable and accrued expenses                                    358,033                  448,371
                                                                    ------------             ------------
         Total liabilities                                           289,795,082              265,298,064
                                                                    ------------             ------------
Shareholders' equity:
   Common stock, $.01 par value; authorized
      3,000,000 shares; issued and outstanding
      2,365,112 shares at June 30, 1998
      2,298,412 shares at December 31, 1997                               23,651                   22,984
   Surplus                                                            19,217,143               18,879,210
   Retained earnings                                                   8,375,210                7,166,071
   Accumulated other comprehensive
      income                                                              (2,731)                  (1,473)
                                                                    ------------             ------------
         Total shareholders' equity                                   27,613,273               26,066,792
                                                                    ------------             ------------
         Total liabilities and shareholders' equity                 $317,408,355             $291,364,856
                                                                    ============             ============

See accompanying notes to consolidated financial statements.

                                                ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                                    Consolidated Statements of Income
                                                               (unaudited)


                                                          Three months ended June 30,         Six months ended June 30,
                                                             1998             1997              1998              1997
                                                          ----------       ----------       -----------        ----------
Interest income:
   Interest and fees on loans                             $5,611,836       $3,863,377       $10,991,800        $7,169,213
   Interest on debt securities:
      Taxable                                                137,510          322,341           292,144           563,572
      Nontaxable                                               5,396            7,848            12,549            17,540
   Interest on federal funds sold                            298,579          170,348           523,485           479,407
   Interest on interest earning deposits                       1,668              223             3,474               358
                                                          ----------       ----------       -----------        ----------
         Total interest income                             6,054,989        4,364,137        11,823,452         8,230,090
                                                          ----------       ----------       -----------        ----------
Interest expense:
   Interest-bearing transaction accounts                     125,611           95,251           249,509           190,121
   Money market accounts                                   1,175,908          858,897         2,263,565         1,608,349
   Savings                                                     9,277            7,498            17,892            15,294
   Certificates of deposit:
      $100,000 and over                                      511,658          392,948           995,666           743,695
      Other                                                  970,948          626,572         1,911,651         1,264,564
   Notes payable                                                   -                -                 -             2,888
                                                          ----------       ----------       -----------        ----------
         Total interest expense                            2,793,402        1,981,166         5,438,283         3,824,911
                                                          ----------       ----------       -----------        ----------
         Net interest income                               3,261,587        2,382,971         6,385,169         4,405,179
Provision for loan losses                                    102,671          279,183           520,929           377,757
         Net interest income after
            provision for loan losses                      3,158,916        2,103,788         5,864,240         4,027,422
                                                          ----------       ----------       -----------        ----------
Noninterest income:
   Service charges on deposit accounts                        61,638           44,544           111,952            79,884
   Other service charges and fee income                       69,641           59,962           148,411           139,733
   Gain on sale of mortgage loans                            333,446                -           602,747                 -
   Gain (loss) on investment in
      Enterprise Fund, L.P.                                    1,241           (2,212)           (1,075)           (4,013)
                                                          ----------       ----------       -----------        ----------
         Total noninterest income                            465,966          102,294           862,035           215,604
                                                          ----------       ----------       -----------        ----------
Noninterest expense:
   Salaries                                                1,215,506          740,293         2,277,187         1,436,774
   Payroll taxes and employee benefits                       276,686          129,997           492,120           249,674
   Occupancy                                                 225,049           98,785           425,082           194,335
   Furniture and Equipment                                    92,159           49,917           176,873           100,501
   FDIC insurance                                                  -                -            14,965             9,324
   Data processing                                            68,444           52,435           135,316           113,614
   Other                                                     616,588          283,082         1,059,537           532,627
                                                          ----------       ----------       -----------        ----------
         Total noninterest expense                         2,494,432        1,354,509         4,581,080         2,636,849
                                                          ----------       ----------       -----------        ----------
         Income before income tax expense                  1,130,450          851,573         2,145,195         1,606,177
Income tax expense                                           426,800          311,757           819,300           602,729
                                                          ----------       ----------       -----------        ----------
         Net income                                       $  703,650       $  539,816       $ 1,325,895        $1,003,448
                                                          ==========       ==========       ===========        ==========

Basic earnings per share                                       $0.30            $0.26             $0.57             $0.50
Diluted earnings per share                                     $0.28            $0.24             $0.53             $0.47

Basic weighted average common shares and
   common stock equivalents outstanding                    2,365,112        2,113,972         2,334,939         2,001,693
Diluted weighted average common shares and
   common stock equivalents outstanding                    2,511,307        2,248,769         2,492,880         2,136,504


See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Comprehensive Income
                                                      (unaudited)

                                                            Three months ended June 30,       Six months ended June 30,
                                                               1998             1997             1998            1997
                                                             --------         --------        ----------      ----------
Net income                                                   $703,650         $539,813        $1,325,895      $1,003,448
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains (losses) arising
         during period                                         (1,548)         (25,326)           (1,906)         (3,974)
                                                             --------         --------        ----------      ----------
Other comprehensive income, before tax                         (1,548)         (25,326)           (1,906)         (3,974)
Income tax benefit (expense) related to items of
   other comprehensive income                                     526            8,611               648           1,351
                                                             --------         --------        ----------      ----------
Other comprehensive income, net of tax                         (1,022)         (16,715)           (1,258)         (2,623)
                                                             --------         --------        ----------      ----------
Comprehensive income                                         $702,628         $513,098        $1,324,637      $1,000,825
                                                             ========         ========        ==========      ==========

See accompanying notes to consolidated financial statements.

                                            ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                           (unaudited)

                                                                                     Six months ended June 30,
                                                                                    1998                    1997
                                                                                ------------            ------------
Cash flows from operating activities:
   Net income                                                                   $  1,325,895            $  1,003,448
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                               204,912                 143,241
         Provision for loan losses                                                   520,929                 377,757
         Write-downs and losses on other real estate owned                                 -                 (25,728)
         Net accretion of debt and equity securities                                 (42,009)               (143,992)
         Loss on investment in Enterprise Fund, L.P.                                   1,075                   4,013
         Mortgage loans originated                                               (32,611,078)                      -
         Proceeds from mortgage loans sold                                        30,204,553                       -
         Increase in accrued interest receivable                                    (123,305)               (305,645)
         Increase in prepaid expenses and other assets                               (25,702)               (946,979)
         Increase (decrease) in accounts payable and accrued expenses                (48,375)                147,874
                                                                                ------------            ------------
            Net cash provided by operating activities                               (593,105)                253,989
                                                                                ------------            ------------
Cash flows from investing activities:
   Purchases of interest-bearing deposits                                                  -                 (30,063)
   Purchases of available-for-sale debt securities                               (10,132,006)            (17,837,997)
   Purchases of available-for-sale equity securities                                (320,000)                (90,500)
   Proceeds from maturities of available-for-sale debt securities                 12,000,000              12,660,000
   Proceeds from maturities and principal paydowns on
      held-to-maturity debt securities                                               460,786                 407,256
   Proceeds from the maturity of interest-bearing deposits                            21,504                       -
   Net increase in loans                                                         (22,925,526)            (42,121,573)
   Purchases of office equipment and leasehold improvements                         (508,196)               (605,168)
   Write-down of office equipment and leasehold improvements                           2,522                       -
   Proceeds from sale of other real estate owned                                      73,455                       -
   (Investment in) contributions returned from Enterprise Fund, L.P.                (201,000)                319,500
                                                                                ------------            ------------
            Net cash used in investing activities                                (21,528,461)            (47,298,545)
                                                                                ------------            ------------
Cash flows from financing activities:
   Net increase in demand and savings accounts                                    16,703,657              36,990,282
   Net increase in certificates of deposit                                         7,842,384               4,569,390
   Decrease in notes payable                                                               -                (300,000)
   Cash dividends paid                                                              (116,756)                (95,131)
   Proceeds from the issuance of common stock                                              -               6,856,518
   Proceeds from the exercise of common stock options                                338,600                       -
                                                                                ------------            ------------
            Net cash provided by financing activities                             24,767,885              48,021,059
                                                                                ------------            ------------
            Net increase in cash and due from banks                                2,646,319                 976,503
Cash and due from banks, beginning of period                                      46,722,054              32,511,035
                                                                                ------------            ------------
Cash and due from banks, end of period                                          $ 49,368,373            $ 33,487,538
                                                                                ============            ============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                  $  5,396,968            $  3,831,439
      Income taxes                                                                 1,191,066                 705,258
                                                                                ============            ============
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                     97,781                  55,000
      Loans made to facilitate the sale of other real estate owned                         -                 149,082

See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES


(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

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


(2)   CHANGE IN ACCOUNTING PRINCIPLES

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains on securities. The company did not sell any investments in debt and equity securities during the six months ended June 30, 1998 and 1997.

      The Company's comprehensive earnings adjustments for the six month period ending June 30, 1998 and 1997 were as follows:

                                                                     1998
                                                ----------------------------------------------
                                                Before-Tax              Tax         Net-of-Tax
                                                  Amount              Benefit         Amount
                                                ----------            -------       ----------
Unrealized gains on securities:
Unrealized holding gains arising
    during period                               $   (1,906)               648           (1,258)
                                                ----------            -------       ----------
Other comprehensive income                      $   (1,906)               648           (1,258)
                                                ==========            =======       ==========

                                                                    1997
                                                ----------------------------------------------
                                                Before-Tax              Tax         Net-of-Tax
                                                  Amount              Benefit         Amount
                                                ----------            -------       ----------
Unrealized gains on securities:
Unrealized holding gains arising
    during period                               $   (3,974)             1,351           (2,623)
                                                ----------            -------       ----------
Other comprehensive income                      $   (3,974)             1,351           (2,623)
                                                ==========            =======       ==========

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share. Basic earnings per share data is calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. In accordance with the requirements of SFAS No. 128, basic and diluted earnings per share have been restated for the six months ended June 30, 1997.







              <Remainder of this page intentionally left blank>

                              PART I ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FINANCIAL CONDITION

Total assets at June 30, 1998 were $317 million, an increase of $26 million or 9%, over total assets of $291 million at December 31, 1997. Loans and leases, net of unearned loan fees were $248 million, an increase of $22 million, or 10% over total loans and leases of $226 million at December 31, 1997. Federal funds sold and investment securities were $39 million, a decrease of $7 million, or 15%, from total federal funds sold and investment securities of $46 million at December 31, 1997. The decrease resulted from the shift in earnings assets from short-term investments into loans during the first six months of 1998.

Total deposits at June 30, 1998 were $289 million, an increase of $25 million or 9%, over total deposits of $264 million at December 31, 1997.

Total shareholders' equity increased $1.5 million.   The increase in equity
is due to an increase in retained earnings of $1.2 million for the six months ended June 30, 1998, and the exercise of incentive stock options by some employees for $339,000.

                          RESULTS OF OPERATIONS

Net income was $1,326,000 for the six month period ended June 30, 1998, an increase of 32% over net income of $1,003,000 for the same period in 1997. Net income for the three month period ended June 30, 1998 was $704,000, and increase of 30% over net income of $540,000 for the same period in 1997. Basic earnings per share for the six months ended June 30, 1998 and 1997 was $0.57 and $0.50, respectively. Diluted earnings per share for the six months ended June 30, 1998 and 1997 was $0.53 and $0.47, respectively. Earnings per share did not increase in line with the increase in net income due to the increase in weighted average common stock equivalents outstanding from June 30, 1997 to June 30, 1998. Weighted average common stock equivalents increased primarily from the issuance of 451,612 and 130,940 shares of common stock on February 14, 1997 and October 31, 1997, respectively, in two common stock offerings.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $3.3 million, or 4.76% of average earnings assets, for the three months ended June 30, 1998, compared to $2.4 million, or 4.75% of average earning assets, for the same period in 1997. The $900,000, or 38% increase, in net interest income resulted primarily from an increase in average earning assets and their yields offset by an increase in average interest-bearing liabilities.

Average interest earning assets increased $76 million to $276 million for the three months ended June 30, 1998, from $200 million during the same period in 1997. The yield on average interest earning assets increased from 8.75% for the three months ended June 30, 1997 to 8.82% for the same period in 1998. The increase in asset yield was primarily due to a change in mix of earning assets from lower yielding investment securities and federal funds sold to higher yielding loans, offset by a decrease in the yield of these interest earning assets.

Average interest-bearing liabilities increased $65 million to $225 million for the three months ended June 30, 1998, from $160 million during the same
period in 1997.   This increase was offset by a slight decrease in the yield on interest-bearing liabilities to 4.97% for the three months ended June 30, 1998 from 5.02% for the same period in 1997.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended June 30, 1997 and 1998:

                                                                Three months ended June 30,
                                      ------------------------------------------------------------------------------------
                                                        1998                                      1997
                                      ----------------------------------------    ----------------------------------------
                                                  Percent    Interest  Average                Percent    Interest  Average
                                      Average     of Total   Income/   Yield/     Average     of Total   Income/   Yield/
                                      Balance      Assets    Expense    Rate      Balance      Assets    Expense    Rate
                                      -------     --------   --------  -------    --------    --------   -------   -------
                                                                   (Dollars in Thousands)
ASSETS
Interest-earning assets:
   Loans <F1>                        $242,352       81.96%    $5,623     9.31%    $164,116      76.64%    $3,867     9.45%
   Taxable investments in
    debt securities                    10,038        3.39        138     5.51       22,719      10.61        323     5.70
   Non-taxable investments
    in debt securities <F2>               486        0.16          8     6.61          829       0.39         12     5.81
   Federal funds sold                  23,056        7.80        299     5.20       12,609       5.89        170     5.41
   Interest earning deposits              119        0.04          2     6.74           30       0.01          -        -
                                     --------      ------     ------   ------     --------     ------     ------   ------
Total interest-earning
 assets                               276,051       93.36      6,070     8.82      200,303      93.54      4,372     8.75
Non-interest-earning assets:
   Cash and due from banks             15,606        5.28                           10,443       4.88
   Office equipment and leasehold
    Improvements                        2,454        0.83                            1,349       0.63
   Prepaid expenses and other
    assets                              4,571        1.55                            4,000       1.87
   Allowance for possible
    loan losses                        (2,986)      (1.01)                          (1,955)     (0.91)
                                     --------      ------                         --------     ------
   Total assets                      $295,696      100.00%                        $214,140     100.00%
                                     ========      ======                         ========     ======
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing
    transaction accounts             $ 20,273        6.86%    $  126     2.49%    $ 15,905       7.43%    $  114     2.87%
   Money market                       101,989       34.49      1,176     4.62       72,778      33.99        859     4.73
   Savings                              1,509        0.51          9     2.39        1,214       0.57          7     2.31
   Certificates of deposit            101,726       34.40      1,483     5.85       69,824      32.61      1,020     5.86
                                     --------      ------     ------   ------     --------     ------     ------   ------
Total interest-bearing
 liabilities                          225,496       76.26      2,794     4.97      159,721      74.60      2,000     5.02
Noninterest-bearing liabilities:
   Demand deposits                     41,834       14.15                           31,317      14.62
   Other liabilities                    1,048        0.35                              746       0.35
                                     --------      ------                         --------     ------
   Total liabilities                  268,378       90.76                          191,784      89.57
   Shareholders' equity                27,319        9.24                           22,356      10.44
                                     --------      ------                         --------     ------
   Total liabilities and
    shareholders' equity             $295,696      100.00%                        $214,140     100.00%
                                     ========      ======                         ========     ======
Net interest income                                           $3,276                                      $2,372
                                                              ======                                      ======
Net interest margin                                                      4.76%                                       4.75%
                                                                       ======                                      ======

<F1>  Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $154,000 and $170,000, for 1998 and 1997, respectively.

<F2>  Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

Net interest income (presented on a tax equivalent basis) was $6.4 million, or 4.80% of average earnings assets, for the six months ended June 30, 1998, compared to $4.4 million, or 4.62% of average earning assets, for the same period in 1997. The $2 million, or 45% increase, in net interest income resulted primarily from an increase in interest earning assets offset by an increase in interest-bearing liabilities.

Average earning assets increased $78 million to $270 million for the six months ended June 30, 1998, from $192 million during the same period in 1997. The increase in the earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earnings assets increased from 8.66% for six months ended June 30, 1997 to 8.87% for the same period in 1998. The increase in asset yield was primarily due to a change in mix of earning assets from lower yielding investment securities and federal funds sold to higher yielding loans partially offset by a decrease in yields on loans.

Average interest bearing liabilities increased $66 million to $220 million for the three months ended June 30, 1998, from $154 million during the same period in 1997. The yield on interest bearing liabilities remained relatively constant for the six month period ending June 30, 1998 and 1997 at 4.99% and 5.02% respectively.



              <Remainder of this page intentionally left blank>

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the six month periods ended June 30, 1998 and 1997:

                                                                   Six months ended June 30,
                                      ------------------------------------------------------------------------------------
                                                        1998                                      1997
                                      ----------------------------------------    ----------------------------------------
                                                  Percent    Interest  Average                Percent    Interest  Average
                                      Average     of Total   Income/   Yield/     Average     of Total   Income/   Yield/
                                      Balance      Assets    Expense    Rate      Balance      Assets    Expense    Rate
                                      -------     --------   --------  -------    --------    --------   -------   -------
                                                                   (Dollars in Thousands)
ASSETS
Interest-earning assets:
   Loans <F1>                        $238,841      82.76%    $11,018      9.30%    $152,826     74.56%    $7,175     9.47%
Taxable investments in debt
 securities                            10,398       3.60         292      5.66       20,096      9.80        564     5.66
Non-taxable investments in debt
 securities                               572       0.20          19      6.70          865      0.42         27     6.29
   Federal funds sold                  19,725       6.83         523      5.35       18,174      8.87        479     5.31
   Interest earning deposits              123       0.04           3      4.90           26      0.01          -        -
                                     --------     ------     -------    ------     --------    ------     ------   ------
Total interest-earning assets         269,658      93.43      11,855      8.87      191,987     93.66      8,245     8.66
Non-interest-earning assets:
   Cash and due from banks             14,992       5.19                              9,992      4.87
   Office Equipment & leasehold
    improvements                        2,396       0.83                              1,269      0.62
   Prepaid expenses and other
    assets                              4,421       1.53                              3,635      1.77
   Allowance for possible loan
    losses                             (2,861)     (0.99)                            (1,889)    (0.92)
                                     --------     ------                           --------    ------
   Total assets                      $288,606     100.00%                           204,994    100.00%
                                     ========     ======                           ========    ======

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing liabilities:
Interest-bearing transaction
 accounts                            $ 20,080       6.96%    $   250      2.51%    $ 15,363      7.49%    $  209     2.74%
   Money market                        98,000      33.96       2,264      4.66       68,620     33.47      1,608     4.73
   Savings                              1,461       0.51          18      2.48        1,172      0.57         15     2.58
   Certificates of deposit            100,106      34.69       2,908      5.86       69,101     33.72      2,009     5.86
   Notes payable                            -          -           -         -           50      0.02          3    12.10
                                     --------     ------     -------    ------     --------    ------     ------   ------
Total interest-bearing
 liabilities                          219,647      76.12       5,440      4.99      154,306     75.27      3,844     5.02
Noninterest-bearing
 liabilities:
   Demand deposits                     41,025      14.21                             29,335     14.31
   Other liabilities                    1,029       0.36                                343      0.17
                                     --------     ------                           --------    ------
   Total liabilities                  261,701      90.68                            183,984     89.75
   Shareholders' equity                26,905       9.32                             21,010     10.25
                                     --------     ------                           --------    ------
   Total Liabilities &
    shareholders' Equity             $288,606     100.00%                          $204,994    100.00%
                                     ========     ======                           ========    ======
Net interest income                                          $ 6,415                                      $4,401
                                                             =======                                      ======
Net interest margin                                                       4.80%                                      4.62%
                                                                        ======                                     ======

<F1>  Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $302,000 and $305,000, for 1998 and 1997, respectively.

<F2>  Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $103,000 and $521,000 for the three months and six months ended June 30, 1998, respectively, compared to $279,000 and $378,000 for the same periods in 1997. The decrease in provision for the three month periods reflects a decrease in net loans charged off to $18,000 from $49,000 for three months ended June 30, 1998 and 1997, respectively. The Company increased the loan loss reserve during the first six months of 1998 to reflect the continued growth in the loan portfolio.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to expense:

                                                                      Six months ended June 30,
                                                                 -----------------------------------
                                                                   1998                       1997
                                                                 --------                   --------
                                                                       (Dollars in Thousands)
Allowance at beginning of period                                 $  2,510                   $  1,765
Loans charged off:
   Commercial and industrial                                           30                         24
   Real estate:
      Commercial                                                       19                         45
      Construction                                                      -                         11
      Residential                                                       -                          -
   Consumer and other                                                   -                          -
                                                                 --------                   --------
   Total loans charged off                                             49                         80
                                                                 --------                   --------
Recoveries of loans previously charged off:
   Commercial and industrial                                           18                         20
   Real estate:
      Commercial                                                        -                          7
      Construction                                                      -                          -
      Residential                                                       -                          -
   Consumer and other                                                   -                          -
                                                                 --------                   --------
   Total recoveries of loans previously charged off:                   18                         27
                                                                 --------                   --------
Net loans charged off                                                  31                         53
                                                                 --------                   --------
Provisions charged to operations                                      521                        378
                                                                 --------                   --------
Allowance at end of period                                       $  3,000                   $  2,090
                                                                 ========                   ========

Average loans                                                    $238,841                   $152,826

Total loans                                                      $248,357                   $176,296

Nonperforming loans                                              $      8                   $    595

Net charge-offs to average loans                                     0.03%                      0.03%
Allowance for possible loan losses                                   1.21%                      1.19%
Allowance for possible loan losses to
   non-performing loans                                            37,500%                       351%

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

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                                June 30,           December 31,
                                                                  1998                 1997
                                                                --------           ------------
                                                                    (Dollars in Thousands)
Non-accrual loans                                               $      8             $     50
Loans past due 90 days or more
   and still accruing interest                                         -                    -
Restructured loans                                                     -                    -
                                                                --------             --------
   Total nonperforming loans                                           8                   50
Foreclosed property                                                  830                  806
                                                                --------             --------
Total non-performing assets                                     $    838             $    856
                                                                ========             ========

Total assets                                                    $317,408             $291,365
Total loans                                                     $248,357             $225,560
Total loans plus foreclosed property                            $249,187             $226,366

Nonperforming loans to loans                                           -%                0.02%
Nonperforming assets to loans plus
   foreclosed property                                              0.34%                0.38%
Nonperforming assets to total assets                                0.26%                0.29%

NONINTEREST INCOME

Noninterest income was $466,000 and $862,000 for the three month and six month periods ended June 30, 1998, respectively, compared to $102,000 and $216,000 for the same periods in 1997. The increase is primarily attributed to the gain on sale of mortgage loans. The Company began offering mortgage loan products during the third quarter of 1997. The gain on sale of mortgage loans was $333,000 and $603,000 for the three and six month periods ended June 30, 1998, respectively, compared to $0 for the three and six month periods ended June 30, 1997. Noninterest income from other sources consists primarily of service charges and other fees related to deposit accounts and increased in line with the growth of deposits.

NONINTEREST EXPENSE

Noninterest expense was $2.5 and $4.6 million for the three month and six month periods ended June 30, 1998, respectively, compared to $1.4 million and
$2.6 million for the same periods in 1997.   Some noninterest expenses are
primarily attributable to: 1) a new merchant bank office in Kansas City opened in March, 1998; 2) new banking facilities opened during 1997 in St. Peters and Sunset Hills; and 3) expenses related to the origination and sale of mortgage loans. The following table depicts changes in noninterest expenses in the above mentioned operations:

                                                      3 months ended June 30,               6 months ended June 30,
                                                         1998 versus 1997                       1998 versus 1997
                                               -----------------------------------     -----------------------------------
                                               % Change        1998         1997       $ Change       1998         1997
                                               --------     ----------   ---------     --------    ----------    ---------
Merchant Banking division                       235.44%     $  144,757      43,155      136.16%    $  244,079      103,354
St. Peters and Sunset Hills Banking Units       149.30         964,832     387,012      155.93      1,780,619      695,751
Mortgage Operations                                N/A         199,522      -              N/A        364,130       -
Other Operations                                 28.23       1,185,321     924,342       19.29      2,192,252    1,837,744
                                                ------      ----------   ---------      ------     ----------    ---------
   Total noninterest income                      84.16%     $2,494,432   1,354,509       73.73%    $4,581,080    2,636,849
                                                ======      ==========   =========      ======     ==========    =========

The increases are primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other operating expenses related to the above mentioned operations. Noninterest expenses attributable to other operations increased 28% and 19% for the three month and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997 and is due to normal increases related to growth.

YEAR 2000

In 1997, the Company organized a formal program to address the implications of Year 2000 issues. The Company completed the assessment, analysis and planning phases and is in the implementation phase of the project. Testing of the systems will be conducted throughout 1998. The company expects expenditures related to Year 2000 issues to be approximately $50,000. A portion of this expense is related to regulatory compliance, not new
equipment or programming expense.   This expense is an estimate based on
current regulatory requirements and may change as these requirements change.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally-managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $31 million of deposits from the national network with the Company at June 30, 1998 and December 31, 1997.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at June 30, 1998:

         Remaining Maturity                            Amount
         --------------------------------------        -------
                        (Dollars in thousands)
         Three months or less                          $13,583
         Over three through six months                  10,571
         Over six through twelve months                 10,459
         Over twelve months                              2,501
                                                       -------
                                                       $37,114
                                                       =======

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



              <Remainder of this page intentionally left blank>




The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:


                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                          Actual               Adequacy Purposes      Action Provisions
                                                   Amount         Ratio        Amount        Ratio    Amount        Ratio
                                                -----------       -----     -----------      -----  -----------     -----
As of June 30, 1998:
   Total Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $30,583,887       11.80%    $20,727,701      8.00%  $25,909,627     10.00%
      Enterprise Bank                           $28,609,191       11.09%    $20,644,927      8.00%  $25,806,159     10.00%
   Tier I Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $27,583,887       10.65%    $10,363,851      4.00%  $15,545,776      6.00%
      Enterprise Bank                           $25,609,191        9.92%    $10,322,464      4.00%  $15,483,695      6.00%
   Tier I Capital (to Average Assets)
      Enterbank Holdings, Inc.                  $27,583,887        9.56%    $11,544,248      4.00%  $14,430,310      5.00%
      Enterprise Bank                           $25,609,191        8.91%    $11,502,945      4.00%  $14,378,682      5.00%

As of December 31, 1997:
   Total Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $28,538,743       12.28%    $18,591,401      8.00%  $23,239,251     10.00%
      Enterprise Bank                           $25,915,000       11.19%    $18,525,813      8.00%  $23,157,266     10.00%
   Tier I Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $26,028,743       11.20%     $9,295,700      4.00%  $13,943,551      6.00%
      Enterprise Bank                           $23,405,000       10.11%     $9,262,906      4.00%  $13,894,359      6.00%
   Tier I Capital (to Average Assets)
      Enterbank Holdings, Inc.                  $26,028,743       11.42%     $9,116,560      4.00%  $11,395,700      5.00%
      Enterprise Bank                           $23,405,000       10.30%     $9,085,351      4.00%  $11,356,689      5.00%

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 130, Reporting Comprehensive Income, was issued in June, 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of the Company's comprehensive income are reported in a financial statement that is displayed with the same prominence as other financial statements starting in the first quarter of 1998. The reporting requirements of SFAS 130 did not have a material impact on the Company's financial condition or results of operations.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under FAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company is currently evaluating the impact of SFAS 131 on future financial statement disclosures.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 1999. Earlier application is encouraged but should not be applied retroactively to financial statements of prior periods. SFAS 133 establishes standards for derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the requirements and impact of SFAS 133.

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






               <Remainder of this page intentionally left blank>

                                Part II ITEM 4
             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Enterbank Holdings, Inc. was held on April 28, 1998. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected. In addition, there was no solicitation in opposition to management's nominees to approve KPMG Peat Marwick, LLP as the Company's independent accountants. There were no matters other than the election of directors and independent accountants voted upon at the meeting, the results of which were as follows:

            Directors                  For            Against     Abstain
            ---------                  ---            -------     -------
         Ronald E. Henges           1,808,581            0            0
         Kevin C. Eichner           1,808,581            0            0
         Randall D. Humphreys       1,808,581            0            0
         Paul R. Cahn               1,808,581            0            0
         Birch M. Mullins           1,808,581            0            0
         Robert E. Saur             1,808,581            0            0
         Henry D. Warshaw           1,807,866            0          715
         James A. Wilhite           1,808,581            0            0
         James A. Williams          1,808,581            0            0
         Ted C. Wetterau            1,807,481            0        1,100

               Auditors                For           Against      Abstain
               --------                ---           -------      -------
         KPMG Peat Marwick, LLP     1,786,951         5,150       18,330

                                Part II ITEM 6
                     EXHIBITS AND REPORTS ON FORM 8-K

(a). The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number                                 Description
-------                                -----------
   11                   Statement Re: Computation of Earnings Per Share

   27                   Financial Data Schedule

(b). The Company filed no current reports on Form 8-K during the six months ended June 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 14th day of August, 1998.



                                    ENTERBANK HOLDINGS, INC.


                                          /s/ Fred H. Eller
                                    By:   ---------------------------------
                                          Fred H. Eller
                                          Chief Executive Officer


                                          /s/ James C. Wagner
                                    By:   ---------------------------------
                                          James C. Wagner
                                          Chief Financial Officer