Form 10-Q
period 1998-09-30
ENTERBANK HOLDINGS INC
filed 1998-11-12
CIK 1025835

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1998:

      Common Stock, $.01 par value----2,365,412 shares outstanding.

================================================================================

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                         Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Consolidated Balance Sheets at
       September 30, 1998 and December 31, 1997                            1

       Consolidated Statements of Income
       Three Months and Nine Months Ended September 30, 1998 and 1997      2

       Consolidated Statements of Comprehensive Income
       Three Months and Nine Months Ended September 30, 1998 and 1997      3

       Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1998 and 1997                       4


       Notes to Consolidated Financial Statements                          5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7

   Item 3.  Quantitative and Qualitative Disclosures Regarding
            Market Risk - There have been no material changes from the information provided in the December 31, 1997 Form 10-K


PART II - OTHER INFORMATION


   Item 6.  Exhibits and Report on Form 8-K                               18


   Signatures                                                             19


                                                   PART I - ITEM 1
                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets

                                                                                   (Unaudited)              (Audited)
                                                                                  September 30,            December 31,
                                                                                       1998                   1997
                                                                                  -------------            ------------
 ASSETS:
 Cash and due from banks                                                           $ 21,566,499            $ 13,897,054
 Federal funds sold                                                                  43,375,000              32,825,000
 Interest-bearing deposits                                                               43,940                 148,349
 Investments in debt and equity securities:
      Available for sale, at estimated fair value                                    22,767,831              12,514,721
      Held to maturity, at amortized cost
           (estimated fair value of $707,495 at September 30,
            1998, $920,154 at December 31, 1997)                                        703,641                 919,163
                                                                                   ------------            ------------
                     Total investments in debt and equity securities                 23,471,472              13,433,884
                                                                                   ------------            ------------
 Loans held for sale                                                                  2,658,358               1,324,244
 Loans, less unearned loan fees                                                     262,101,319             225,560,208
      Less allowance for loan losses                                                  3,129,655               2,510,000
                                                                                   ------------            ------------
                     Loans, net                                                     258,971,664             223,050,208
                                                                                   ------------            ------------
 Other real estate owned                                                                806,072                 806,072
 Office equipment and leasehold improvements                                          3,018,033               2,328,699
 Accrued interest receivable                                                          1,746,151               1,448,343
 Investment in Enterprise Fund, L.P.                                                    425,935                 225,683
 Prepaid expenses and other assets                                                    1,845,060               1,877,320
                                                                                   ------------            ------------
                     Total assets                                                  $357,928,184            $291,364,856
                                                                                   ============            ============

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Deposits:
      Demand                                                                       $ 59,572,960            $ 46,052,686
      Interest-bearing transaction accounts                                          20,750,962              22,519,772
      Money market accounts                                                         136,624,479              98,639,345
      Savings                                                                         1,342,987               1,429,316
      Certificates of deposit:
           $100,000 and over                                                         45,060,987              32,824,697
           Other                                                                     65,115,560              62,834,818
                                                                                   ------------            ------------
                     Total deposits                                                 328,467,935             264,300,634
 Accrued Interest Payable                                                               651,242                 549,059
 Accounts payable and accrued expenses                                                  450,485                 448,371
                                                                                   ------------            ------------
                     Total liabilities                                              329,569,662             265,298,064
                                                                                   ------------            ------------
 Shareholders' equity:
      Common stock, $.01 par value; authorized
           3,000,000 shares; issued and outstanding
           2,365,412 shares at September 30, 1998 and
           2,298,412 shares at December 31, 1997                                         23,654                  22,984
      Surplus                                                                        19,221,939              18,879,210
      Retained earnings                                                               9,092,994               7,166,071
      Accumulated other comprehensive income                                             19,935                  (1,473)
                                                                                   ------------            ------------
                     Total shareholders' equity                                      28,358,522              26,066,792
                                                                                   ------------            ------------

                     Total liabilities and shareholders' equity                    $357,928,184            $291,364,856
                                                                                   ============            ============

 See accompanying notes to consolidated financial statements.


                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Income
                                                     (unaudited)
                                                               Three months ended               Nine months ended
                                                                  September 30,                   September 30,
Interest income:
      Interest and fees on loans                           $5,978,595       $4,503,988     $16,970,395      $11,673,201
      Interest on debt securities:
           Taxable                                            204,589          243,115         496,733          806,687
           Nontaxable                                           6,956            8,498          19,505           26,038
      Interest on federal funds sold                          508,851           63,677       1,032,336          543,084
      Interest on interest earning deposits                     1,848              403           5,322              761
                                                           ------------------------------------------------------------
                     Total interest income                  6,700,839        4,819,681      18,524,291       13,049,771
                                                           ------------------------------------------------------------
Interest expense:
      Interest-bearing transaction accounts                   125,980           99,065         375,489          289,186
      Money market accounts                                 1,457,902          897,824       3,721,467        2,506,173
      Savings                                                   9,531            7,643          27,423           22,937
      Certificates of deposit:
           $100,000 and over                                  562,605          439,906       1,558,271        1,183,601
           Other                                              984,951          635,255       2,896,602        1,899,819
      Federal funds purchased                                       -            5,772               -            5,772
      Notes payable                                                 -                -               -            2,888
                                                           ------------------------------------------------------------
                     Total interest expense                 3,140,969        2,085,465       8,579,252        5,910,376
                                                           ------------------------------------------------------------
                     Net interest income                    3,559,870        2,734,216       9,945,039        7,139,395
Provision for loan losses                                     121,106          193,215         642,035          570,972
                                                           ------------------------------------------------------------
                     Net interest income after
                          provision for loan losses         3,438,764        2,541,001       9,303,004        6,568,423
                                                           ------------------------------------------------------------
Noninterest income:
      Service charges on deposit accounts                      70,373           48,921         182,325          128,805
      Other service charges and fee income                     64,196           54,272         212,607          194,005
      Gain on sale of mortgage loans                          296,368                -         899,115                -
      Loss on investment in Enterprise Fund, L.P.                 327              662            (748)          (3,351)
                                                           ------------------------------------------------------------
                     Total noninterest income                 431,264          103,855       1,293,299          319,459
                                                           ------------------------------------------------------------
Noninterest expense:
      Salaries                                              1,067,331          761,369       3,584,518        2,018,143
      Payroll taxes and employee benefits                     496,922          244,498         749,042          674,172
      Occupancy                                               230,632          162,898         655,714          357,233
      Furniture and equipment                                 102,927           51,513         279,800          152,014
      FDIC insurance                                            7,845            6,040          22,810           15,364
      Data processing                                          82,719           62,517         218,035          176,131
      Other                                                   623,089          399,182       1,682,626          931,809
                                                           ------------------------------------------------------------
                     Total noninterest expense              2,611,465        1,688,017       7,192,545        4,324,866
                                                           ------------------------------------------------------------
                     Income before income tax expense       1,258,563          956,839       3,403,758        2,563,016
Income tax expense                                            481,643          351,848       1,300,943          954,577
                                                           ------------------------------------------------------------
                     Net income                            $  776,920       $  604,991     $ 2,102,815      $ 1,608,439
                                                           ============================================================

Basic earnings per share                                   $     0.33       $     0.28     $      0.90      $      0.79
Diluted earnings per share                                 $     0.31       $     0.27     $      0.84      $      0.74

Basic weighted average common shares and
        common stock equivalents outstanding                2,365,200        2,127,385       2,345,137        2,044,051
Diluted weighted average common shares and
        common stock equivalents outstanding                2,518,033        2,250,472       2,510,436        2,173,205

 See accompanying notes to consolidated financial statements.


                                        ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Comprehensive Income
                                                       (unaudited)
                                                       Three months ended September 30,      Nine months ended September 30,
                                                           1998                1997               1998              1997
                                                       -----------         ------------      -------------     -------------
 Net income                                              $776,920            $604,991          $2,102,815        $1,608,439
 Other comprehensive income, before tax:
      Unrealized gains on securities:
           Unrealized holding gains arising
                   during period                           34,342              13,387              32,436             9,414
                                                         --------            --------          ----------        ----------
 Other comprehensive income, before tax                    34,342              13,387              32,436             9,414
 Income tax expense related to items of
   other comprehensive income                             (11,676)             (4,552)            (11,028)           (3,201)
                                                         --------            --------          ----------        ----------
 Other comprehensive income, net of tax                    22,666               8,835              21,408             6,213
                                                         --------            --------          ----------        ----------
 Comprehensive income                                    $799,856            $613,826          $2,124,223        $1,614,652
                                                         ========            ========          ==========        ==========



 See accompanying notes to consolidated financial statements.




                <Remainder of this page intentionally left blank>

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows
                                                     (unaudited)

                                                                                           Nine months ended September 30,
                                                                                              1998                1997
                                                                                          ------------         -----------
 Cash flows from operating activities:
      Net income                                                                          $  2,102,815        $  1,608,439
      Adjustments to reconcile net income to net cash
           provided by operating activities:
                Depreciation and amortization                                                  343,456             226,781
                Provision for loan losses                                                      642,035             570,972
                Write-downs and losses on other real estate owned                                    -             (25,728)
                Net accretion of debt and equity securities                                    (94,223)           (181,310)
                Loss on investment in Enterprise Fund, L.P.                                        748               3,351
                Mortgage loans originated                                                  (64,128,620)                  -
                Proceeds from mortgage loans sold                                           62,794,506                   -
                (Increase) decrease in accrued interest receivable                            (297,808)           (424,953)
                (Increase) decrease in prepaid expenses and other assets                        32,260          (1,065,044)
                Increase in accounts payable and accrued expenses                               93,269             167,260
                                                                                          ------------        ------------
                     Net cash provided by operating activities                               1,488,438             879,768
                                                                                          ------------        ------------

      Cash flows from investing activities:
      Purchases of interest-bearing deposits                                                         -             (40,091)
      Purchases of available-for-sale debt securities                                      (21,795,027)        (17,837,997)
      Purchases of available-for-sale equity securities                                       (320,000)            (90,500)
      Proceeds from maturities of available-for-sale debt securities                        12,000,000          18,580,000
      Purchases of equity securities                                                          (256,689)                  -
      Proceeds from maturities & principal paydown on held-to-maturity debt securities         460,486             407,956
      Proceeds from the maturity of interest-bearing deposits                                  104,409                   -
      Net increase in loans                                                                (36,661,272)        (67,575,468)
      Purchases of office equipment and leasehold improvements                              (1,035,742)         (1,313,127)
      Write-down of office equipment and leasehold improvements                                  3,252                   -
      Proceeds from sale of other real estate owned                                             97,781             184,093
      (Investment in) contributions returned from Enterprise Fund, L.P.                       (201,000)            319,499
                                                                                          ------------        ------------
                     Net cash used in investing activities                                 (47,603,802)        (67,365,635)
                                                                                          ------------        ------------
 Cash flows from financing activities:
      Net increase in demand and savings accounts                                           49,650,269          35,222,619
      Net increase in certificates of deposit                                               14,517,032          22,803,319
      (Decrease) in notes payable                                                                    -            (300,000)
      Cash dividends paid                                                                     (175,892)           (143,393)
      Proceeds from the issuance of common stock                                                     -           7,011,518
      Proceeds from the exercise of common stock options                                       343,400                   -
                                                                                          ------------        ------------
                     Net cash provided by financing activities                              64,334,809          64,594,063
                                                                                          ------------        ------------
                     Net increase in cash and due from banks                                18,219,445          (1,891,804)
 Cash and due from banks, beginning of year                                                 46,722,054          32,511,035
                                                                                          ------------        ------------
 Cash and due from banks, end of period                                                   $ 64,941,499        $ 30,619,231
                                                                                          ============        ============

 Supplemental disclosures of cash flow information:
      Cash paid during the year for:
           Interest                                                                       $  8,477,069        $  5,869,541
           Income taxes                                                                      1,480,266           1,095,258
                                                                                          ============        ============
      Noncash transactions:
           Transfers to other real estate owned in settlement of loans                          97,781             195,000
           Loans made to facilitate the sale of other real estate owned                              -             104,987

 See accompanying notes to consolidated financial statements.


ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES


(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes there to contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Certain amounts in the consolidated financial statements for the year ended December 31, 1997 have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.


(2)   CHANGE IN ACCOUNTING PRINCIPLES

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains on securities. The company did not sell any investments in debt and equity securities during the nine months ended September 30, 1998 and 1997.

      The Company's comprehensive earnings adjustments for the nine month periods ending September 30, 1998 and 1997 were as follows:

                                                                    1998
                                                  ----------------------------------------
                                                  Before-Tax    Tax (Expense)   Net-of-Tax
                                                   Amount         or Benefit      Amount
                                                  ----------    -------------   ----------
      Unrealized gains on securities:
        Unrealized holding gains arising
            during period                           $32,436        (11,028)       21,408
                                                    -------        -------        ------
      Other comprehensive income                    $32,436        (11,028)       21,408
                                                    =======        =======        ======

                                                                    1997
                                                  ----------------------------------------
                                                  Before-Tax    Tax (Expense)   Net-of-Tax
                                                    Amount        or Benefit      Amount
                                                  ----------    -------------   ----------
      Unrealized gains on securities:
        Unrealized holding gains arising
            during period                           $ 9,414         (3,201)        6,213
                                                    -------        -------        ------
      Other comprehensive income                    $ 9,414         (3,201)        6,213
                                                    =======        =======        ======


Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the reporting of basic and diluted earnings per share. Basic earnings per share data is calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. In accordance with the requirements of SFAS No. 128, basic and diluted earnings per share have been restated for the nine months ended September 30, 1997.


            <Remainder of this page intentionally left blank>

                                PART I ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, Enterbank Holdings, Inc.'s 1997 Annual Report on Form 10-K.


                                 INTRODUCTION

The discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of Enterbank Holdings, Inc. for the third quarter and first nine months ended September 30, 1998 compared to the third quarter and first nine months ended September 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                              FINANCIAL CONDITION

Total assets at September 30, 1998 were $358 million, an increase of $67 million or 23%, over total assets of $291 million at December 31, 1997.
Loans and leases, net of unearned loan fees were $262 million, an increase of $36 million, or 16% over total loans and leases of $226 million at December 31, 1997. Federal funds sold and investment securities were $67 million, an increase of $21 million, or 46%, from total federal funds sold and investment securities of $46 million at December 31, 1997.

Total deposits at September 30, 1998 were $328 million, an increase of $64 million or 24%, over total deposits of $264 million at December 31, 1997.

Total shareholders' equity increased $2.3 million from December 31, 1997. The increase in equity is primarily due to an increase in retained earnings of $1.9 million for the three months ended September 30, 1998, and the exercise of incentive stock options by some employees for $343,000 and an increase in net unrealized holdings on available-for-sale securities of $21,000.


                             RESULTS OF OPERATIONS

Net income was $2,103,000 for the nine month period ended September 30, 1998, an increase of 31% over net income of $1,608,000 for the same period in 1997. Net income for the three month period ended September 30, 1998 was $777,000, an increase of 28% over net income of $605,000 for the same period in 1997. Basic earnings per share for the nine months ended September 30, 1998 and 1997 was $0.90 and $0.79, respectively. Diluted earnings per share for the nine months ended September 30, 1998 and 1997 was $0.84 and $0.74, respectively. Earnings per share did not increase in line with the increase in net income due to the increase in diluted shares outstanding from September 30, 1997 to September 30, 1998. Diluted shares increased primarily from the issuance of 451,612 and 130,940 shares of common stock on February 14, 1997 and October 31, 1997, respectively, in two common stock offerings.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $3.6 million, or 4.62% of average earnings assets, for the three months ended September 30, 1998, compared to $2.7 million, or 5.19% of average earning assets, for the same period in 1997. The $834,000, or 30% increase, in net interest income resulted primarily from an increase in average earning assets offset by an increase in average interest-bearing liabilities.

Average interest earning assets increased $97 million to $307 million for the three months ended September 30, 1998, from $210 million during the same period in 1997. The yield on average interest earning assets decreased from 9.14% for the three months ended September 30, 1997 to 8.69% for the same period in 1998. The decrease in asset yield was primarily due to two factors. First, a change in asset mix from higher yielding assets such as loans to lower yielding assets such as federal funds sold. Second, the current yield on loans decreased due to a general decrease in the rates charged on new loans.

Average interest-bearing liabilities increased $85 million to $252 million for the three months ended September 30, 1998, from $167 million during the
same period in 1997.   This increase was offset by a slight decrease in the
yield on interest-bearing liabilities to 4.96% for the three months ended September 30, 1998 compared to 4.97% for the same period in 1997.




             <Remainder of this page intentionally left blank>

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended September 30, 1998 and 1997:


                                                                       Three months ended September 30,
                                              -----------------------------------------------------------------------------------
                                                                 1998                                     1997
                                              ----------------------------------------- -----------------------------------------
                                                         Percent    Interest   Average             Percent    Interest   Average
                                               Average   of Total   Income/    Yield/    Average   of Total   Income/    Yield/
                                               Balance   Assets     Expense    Rate      Balance   Assets     Expense    Rate
                                              --------- ---------- ---------  --------- --------- ---------- ---------  ---------
                                                                            (Dollars in Thousands)
ASSETS
Interest-earning assets:
     Loans<F1>                                $256,422     77.79%   $6,005      9.29%   $187,817    83.14%    $4,517      9.54%
     Taxable investments in debt securities     14,754      4.48       205      5.51      16,868     7.47        243      5.72
     Non-taxable investments in debt
       securities<F2>                              663      0.20        11      6.59         825     0.37         13      6.25
     Federal funds sold                         35,242     10.69       508      5.72       4,419     1.96         64      5.75
     Interest earning deposits                     131      0.04         2      6.05          39     0.02          -      4.48
                                              --------    ------    ------              --------   ------     ------
Total interest-earning assets                  307,211     93.19     6,731      8.69     209,968    92.95      4,837      9.14
Non-interest-earning assets:
     Cash and due from banks                    17,887      5.43                          12,243     5.42
     Office equipment and leasehold
       improvements                              2,889      0.88                           1,871     0.83
     Prepaid expenses and other assets           4,713      1.43                           3,988     1.77
     Allowance for possible loan losses         (3,048)    (0.92)                         (2,171)   (0.96)
                                              --------    ------                        --------   ------
     Total assets                             $329,652    100.00%                       $225,899   100.00%
                                              ========    ======                        ========   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing transaction accounts    $ 20,321      6.16%   $  139      2.71%   $ 16,303     7.22%    $  108      2.63%
     Money market                              123,999     37.62     1,457      4.66      75,782    33.55        898      4.70
     Savings                                     1,534      0.47         9      2.33       1,222     0.54          8      2.60
     Certificates of deposit                   106,501     32.31     1,547      5.76      73,175    32.39      1,075      5.83
     Federal funds purchased                         -         -         -         -         416     0.18          3      2.86
                                              --------    ------    ------              --------   ------     ------
Total interest-bearing liabilities             252,354     76.55     3,152      4.96     166,898    73.88      2,092      4.97
Noninterest-bearing liabilities:
     Demand deposits                            48,008     14.56                          35,304    15.63
     Other liabilities                           1,167      0.35                             839     0.37
                                              --------    ------                        --------   ------
     Total liabilities                         301,530     91.47                         203,041    89.88
     Shareholders' equity                       28,121      8.53                          22,858    10.12
                                              --------    ------                        --------   ------
     Total liabilities and
       shareholders' equity                   $329,652    100.00%                       $225,899   100.00%
                                              ========    ======                        ========   ======
Net interest income                                                 $3,579                                    $2,745
                                                                    ======                                    ======
Net interest margin                                                             4.62%                                      5.19%
                                                                                ====                                       ====


<F1> Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $160,000 and $195,000, for 1998 and 1997, respectively.
<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.


Net interest income (presented on a tax equivalent basis) was $10 million, or 4.72% of average earnings assets, for the nine months ended September 30, 1998, compared to $7.1 million, or 4.82% of average earning assets, for the same period in 1997. The $2.9 million, or 41% increase, in net interest income resulted primarily from an increase in interest earning assets offset by an increase in interest-bearing liabilities.

Average earning assets increased $84 million to $282 million for the nine months ended September 30, 1998, from $198 million during the same period in 1997. The increase in the earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earning assets decreased slightly from 8.83% for nine months ended September 30, 1997 to 8.80% for the same period in 1998. The decrease in asset yield was primarily due to a decrease in average yield on loans offset by an increase in loans as a percent of average assets.

Average interest bearing liabilities increased $72 million to $231 million for the nine months ended September 30, 1998, from $159 million during the same period in 1997. The yield on interest bearing liabilities remained relatively constant for the nine month period ending September 30, 1998 and 1997 at 4.99% and 5.01% respectively.


             <Remainder of this page intentionally left blank>

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the nine month periods ended September 30, 1998 and 1997:


                                                                       Nine  months ended September 30,
                                              -----------------------------------------------------------------------------------
                                                                 1998                                     1997
                                              ----------------------------------------- -----------------------------------------
                                                         Percent    Interest   Average             Percent    Interest   Average
                                               Average   of Total   Income/    Yield/    Average   of Total   Income/    Yield/
                                               Balance   Assets     Expense    Rate      Balance   Assets     Expense    Rate
                                              --------- ---------- ---------  --------- --------- ---------- ---------- ---------
                                                                            (Dollars in Thousands)
Assets
Interest-earning assets:
     Loans<F1>                                $244,765     80.93%   $17,023     9.30%   $164,618     77.65%   $11,692     9.50%
Taxable investments in debt securities          11,866      3.92        497     5.60      19,008      8.96        807     5.68
Non-taxable investments in debt
  securities<F2>                                   602      0.20         30     6.66         851      0.40         40     6.28
     Federal funds sold                         24,954      8.25      1,031     5.52      13,539      6.39        543     5.36
     Interest earning deposits                     126      0.04          5     5.30          30      0.01          1     4.46
                                              --------    ------    -------             --------    ------    -------
Total interest-earning assets                  282,313     93.35     18,586     8.80     198,046     93.41     13,083     8.83
Non-interest-earning assets:
     Cash and due from banks                    15,967      5.28                          10,751      5.07
     Office equipment & leasehold
       improvements                              2,562      0.85                           1,472      0.69
     Prepaid expenses and other assets           4,519      1.49                           3,755      1.77
     Allowance for possible loan losses         (2,924)    (0.97)                         (1,984)    (0.94)
                                              --------    ------                        --------    ------
     Total assets                             $302,438    100.00%                       $212,040    100.00%
                                              ========    ======                        ========    ======

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts         $ 20,437      6.76%   $   413     2.70%   $ 15,680      7.39%   $   317     2.70%
     Money market                              106,485     35.21      3,721     4.67      71,033     33.50      2,506     4.72
     Savings                                     1,486      0.49         27     2.43       1,190      0.56         23     2.58
     Certificates of deposit                   102,261     33.81      4,455     5.82      70,473     33.24      3,084     5.85
     Notes payable                                   -         -          -        -          33      0.02          3    12.15
     Federal funds purchased                         -         -          -        -         141      0.07          6     5.69
                                              --------    ------    -------             --------    ------    -------
Total interest-bearing liabilities             230,669     76.27      8,616     4.99     158,550     74.78      5,939     5.01
Noninterest-bearing liabilities:
     Demand deposits                            43,377     14.34                          31,356     14.78
     Other liabilities                           1,081      0.36                             470      0.22
                                              --------    ------                        --------    ------
     Total liabilities                         275,127     90.97                         190,376     89.78
     Shareholders' equity                       27,311      9.03                          21,664     10.22
                                              --------    ------                        --------    ------
     Total liabilities &
      shareholders' equity                    $302,438    100.00%                       $212,040    100.00%
                                              ========    ======                        ========    ======
Net interest income                                                 $ 9,970                                   $ 7,144
                                                                    =======                                   =======
Net interest margin                                                            4.72%                                     4.82%
                                                                               ====                                      ====


<F1> Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $462,000 and $500,000, for 1998 and 1997, respectively.
<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $121,000 and $642,000 for the three months and nine months ended September 30, 1998, respectively, compared to $193,000 and $571,000 for the same periods in 1997. The decrease in provision for the three month periods reflects a decrease in net loans charged off to $18,000 from $49,000 for the three months ended September 30, 1998 and 1997, respectively and slower loan growth. The Company increased the loan loss reserve during the first nine months of 1998 to reflect the continued growth in the loan portfolio.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to expense for the nine months periods ended September 30, 1998 and 1997:


                                                                          Nine months ended September 30,
                                                                        -----------------------------------
                                                                          1998                       1997
                                                                        ---------                 ---------
                                                                               (Dollars in Thousands)

            Allowance at beginning of period                            $   2,510                 $   1,765
            Loans charged off:
                Commercial and industrial                                      30                        80
                Real estate:
                     Commercial                                                19                        27
                     Construction                                               -                         5
                     Residential                                                -                         -
                Consumer and other                                              -                         -
                                                                        ---------                 ---------
                Total loans charged off                                        49                       112
                                                                        ---------                 ---------
            Recoveries of loans previously charged off:
                Commercial and industrial                                      18                        20
                Real estate:
                      Commercial                                                8                        11
                      Construction                                              -                         -
                      Residential                                               -                         -
                Consumer and other                                              -                         -
                                                                        ---------                 ---------
                Total recoveries of loans previously charged off:              26                        31
                                                                        ---------                 ---------
            Net loans charged off (recovered)                                  23                        81
                                                                        ---------                 ---------
            Provisions charged to operations                                  642                       571
                                                                        ---------                 ---------
            Allowance at end of period                                  $   3,129                 $   2,255
                                                                        =========                 =========

            Average loans                                               $ 244,765                 $ 164,618
            Total loans                                                 $ 262,101                 $ 201,538
            Nonperforming loans                                         $     108                 $     183

            Net charge-offs (recoveries) to average loans                    0.01%                     0.05%
            Allowance for possible loan losses to loans                      1.19%                     1.12%
            Allowance for possible loan losses to
                 non-performing loans                                    2,897.22%                 1,232.24%



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

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:


                                                     September 30,     December 31,
                                                         1998              1997
                                                     -------------     ------------
                                                         (Dollars in Thousands)
Non-accrual loans                                     $    108           $     50
Loans past due 90 days or more
      and still accruing interest                            -                  -
Restructured loans                                           -                  -
                                                      --------           --------
      Total nonperforming loans                            108                 50
Foreclosed property                                        806                806
                                                      --------           --------
Total non-performing assets                           $    914           $    856
                                                      ========           ========

Total assets                                          $357,928           $291,365
Total loans                                           $262,101           $225,560
Total loans plus foreclosed property                  $262,907           $226,366

Nonperforming loans to loans                              0.04%              0.02%
Nonperforming assets to loans plus
      Foreclosed property                                 0.35%              0.38%
Nonperforming assets to total assets                      0.26%              0.29%


NONINTEREST INCOME

Noninterest income was $431,000 and $1,293,000 for the three month and nine month periods ended September 30, 1998, respectively, compared to $104,000 and $319,000 for the same periods in 1997. The increase is primarily attributed to the gain on sale of mortgage loans. The Company began offering mortgage loan products during the third quarter of 1997. The gain on sale of mortgage loans was $296,000 and $899,000 for the three and nine month periods ended September 30, 1998, respectively, compared to $0 for the three and nine month periods ended September 30, 1997. Noninterest income from other sources consists primarily of service charges and other fees related to deposit accounts and increased in line with the growth of deposits.

NONINTEREST EXPENSE

Noninterest expense was $2.6 and $7.2 million for the three month and nine month periods ended September 30, 1998, respectively, compared to $1.7
million and $4.3 million for the same periods in 1997.   Some noninterest
expenses are primarily attributable to: 1) a new merchant bank office in Kansas City opened in March, 1998; 2) new banking facilities opened during 1997 in St. Peters and Sunset Hills; and 3) expenses related to the origination and sale of mortgage loans. The following table depicts changes in noninterest expenses in the above mentioned operations:

                                                     3 months ended September 30,             9 months ended September 30,
                                                           1998 versus 1997                         1998 versus 1997
                                                  -----------------------------------      -----------------------------------
                                                  % Change      1998           1997        % Change       1998         1997
                                                  --------   ----------    ----------      --------   ----------    ----------
Merchant Banking division                         344.75%    $  148,723    $   33,440       187.13%   $  392,779    $  136,794
St. Peters and Sunset Hills Banking Units          79.83%     1,048,337       582,971       121.24%    2,828,996     1,278,722
Mortgage Operations                                  N/A        164,941             -          N/A       529,071             -
Other Operations                                   16.60%     1,249,464     1,071,606        18.30%    3,441,699     2,909,350
                                                  ------     ----------    ----------       ------    ----------    ----------
Total Noninterest Expense                          54.71%    $2,611,465    $1,688,017        66.31%   $7,192,545    $4,324,866
                                                  ======     ==========    ==========       ======    ==========    ==========


The increases are primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other operating expenses related to the above mentioned operations. Noninterest expenses attributable to other operations increased 17% and 18% for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997 and is due to normal increases related to growth.

YEAR 2000

In 1997 the Company organized a formal program to address the implications of Year 2000 issues. This disclosure is intended to provide the reader with an understanding of the Company's preparedness, expected costs, areas of perceived risk and contingency plans.

The Company's State of Readiness:

The Company developed a program with five primary phases.  These are:
1) Awareness, 2) Assessment, 3) Renovations, 4) Validation and 5) Implementation. As of October 31, 1998 the Awareness and Assessment phases were complete and all systems had been reviewed for Y2K compliance. The scope of the assessment phase included all areas of technology for the Company including, but not limited to, the phone system, voice mail system, computer network, banking mainframe and related software. The Renovation phase was approximately 75% complete, and the Validation and Implementation phase were approximately 30% complete. Testing of the Company's hardware and software applications will take place over the next six to nine months. Management is comfortable that the plan will identify areas of exposure early enough to address Y2K issues prior to year-end 1999. The Company feels the primary exposure is in the core banking software, which is leased from a third party bank software vendor providing the same software to hundreds of other banks. This vendor is working closely with the Company to address any Y2K issues that may be discovered and has indicated to the Company that there will be no material Y2K problems.

The Cost of Year 2000 Compliance:

The cost to the Company to assess, correct and verify Y2K issues is estimated at $50,000, consisting of $24,000 in salaries and benefit costs allocated to Y2K projects and $26,000 in software and hardware expenses required for upgrading and testing of the Company's systems. This cost estimate does not include the cost associated with regulatory reporting, legal review of regulatory requirements, auditing requirements or other costs incurred related only to the disclosure requirements and not actual software or hardware issues. Such costs are difficult to determine as these requirements change frequently. If these non-systems related costs become significant and quantifiable, they will be disclosed at that time.

What Risks Exist for the Company:

The most likely risk the Company faces with respect to Y2K issues is in the core banking software. This system identifies and calculates payments due the Company's subsidiary bank for loans made to customers and amounts due to the bank's customers for deposits in the bank. The loss of these records or inability to accurately perform these calculations could cause the bank to incur additional expenses such as loan losses, underpayments of amounts due on loans, overpayments of amounts due to depositors or increased personnel expenses required to track this information manually.

Contingency Plans:

Management feels the Company will be Y2K compliant by year-end 1999.
However, as a precautionary measure, the Company will create electronic and paper based reports of every customer's account as a back up. The back up reports will include the necessary information to calculate balance and payment information. If necessary, the electronic version of this information can be used by other common software applications such as Lotus 1-2-3 or Microsoft Excel to perform many of the calculations performed by the bank's core software system. The back up reports can also be used to manually calculate customer information indefinitely if needed.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally-managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over five years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $27million and $31 million of deposits from the national network with the Company at September 30, 1998 and December 31, 1997, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at September 30, 1998:

            Remaining Maturity                     Amount
            ------------------------------        --------
               (Dollars in Thousands)
            Three months or less                  $16,602
            Over three through six months          15,048
            Over six through twelve months         11,163
            Over twelve months                      2,248
                                                  -------
                                                  $45,061
                                                  =======


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




              <Remainder of this page intentionally left blank>

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                      For Capital             Prompt Corrective
                                                              Actual               Adequacy Purposes          Action Provisions
                                                       Amount        Ratio         Amount       Ratio        Amount        Ratio
                                                     -----------    -------      -----------   -------     -----------    -------
As of September 30, 1998:
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.                   $31,438,844     11.26%      $22,340,525     8.00%     $27,925,656     10.00%
          Enterprise Bank                            $29,749,129     10.69%      $22,258,468     8.00%     $27,823,085     10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.                   $28,309,189     10.14%      $11,170,262     4.00%     $16,755,393      6.00%
          Enterprise Bank                            $26,619,474      9.57%      $11,129,234     4.00%     $16,693,851      6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.                   $28,309,189      9.36%      $12,097,519     4.00%     $15,121,899      5.00%
          Enterprise Bank                            $26,619,474      8.83%      $12,055,161     4.00%     $15,068,952      5.00%

As of December 31, 1997:
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.                   $28,538,743     12.28%      $18,591,401     8.00%     $23,239,251     10.00%
          Enterprise Bank                            $25,915,000     11.19%      $18,525,813     8.00%     $23,157,266     10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.                   $26,028,743     11.20%      $ 9,295,700     4.00%     $13,943,551      6.00%
          Enterprise Bank                            $23,405,000     10.11%      $ 9,262,906     4.00%     $13,894,359      6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.                   $26,028,743     11.42%      $ 9,116,560     4.00%     $11,395,700      5.00%
          Enterprise Bank                            $23,405,000     10.30%      $ 9,085,351     4.00%     $11,356,689      5.00%



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



            <Remainder of this page intentionally left blank>

                                PART II ITEM 6
                       EXHIBITS AND REPORTS ON FORM 8-K

(a). The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


      Exhibit
      Number                             Description
      -------                            -----------
        11            Statement Regarding: Computation of Earnings Per Share

        27            Financial Data Schedule (Edgar Version Only)


(b). The Company filed no current reports on Form 8-K during the nine months ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 14th day of November, 1998.



                                    ENTERBANK HOLDINGS, INC.

                                    By:
                                        ---------------------------------------
                                           Fred H. Eller
                                           Chief Executive Officer


                                    By:
                                        ---------------------------------------
                                           James C. Wagner
                                           Chief Financial Officer