Form 10-K
period 1998-12-31
ENTERBANK HOLDINGS INC
filed 1999-03-25
CIK 1025835

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K


 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        [Fee Required] For the fiscal year ended December 31, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        [No Fee Required] For the transition period from          to

        Commission file number 000-24131

                           ENTERBANK HOLDINGS, INC.

            (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             43-1706259
        (State or other jurisdiction        (I.R.S. Employer Identification
      of incorporation or organization)                 Number)


       150 NORTH MERAMEC, CLAYTON, MO                    63105
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  314-725-5500

                             ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1999:
Common Stock, par value $.01, $64,625,995.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 17, 1999:
Common Stock, par value $.01,  2,378,637 shares outstanding

===============================================================================

                            ENTERBANK HOLDINGS, INC.

                        1998 ANNUAL REPORT ON FORM 10-K
                                                                   Page
                                                                   ----
Selected Financial Data........................................      1

Business.......................................................      2

Market for Common Stock........................................      7

Dividends......................................................      7

Description of Capital Stock...................................      7

Management's Discussion and Analysis of Financial Condition and
    Results of Operations......................................      8

Supervision and Regulation.....................................      27

Management.....................................................      30

Beneficial Ownership of Securities.............................      31

Certain Related Party Transactions.............................      31

Independent Auditors' Report...................................      32

Consolidated Financial Statements..............................      33

Signatures.....................................................      60

Exhibit Index..................................................      62

                                                 SELECTED FINANCIAL DATA
                                                 -----------------------

                                                                       Year ended December 31,
                                                   --------------------------------------------------------------------
                                                     1998           1997           1996           1995           1994
                                                   --------       --------       --------       --------       --------
                                                    (Dollars and number of shares in thousands, except per share data)
STATEMENT OF INCOME DATA
    Interest income                                  $ 25,414       $ 18,759       $ 12,554       $ 10,914       $  7,374
    Interest expense                                   11,869          8,582          5,569          4,887          2,570
                                                     --------       --------       --------       --------       --------
    Net interest income                                13,545         10,177          6,985          6,027          4,804
    Provision for loan losses                             711            775            345            631            450
                                                     --------       --------       --------       --------       --------
    Net interest income after provision
         for loan losses                               12,834          9,402          6,640          5,396          4,354
    Noninterest income                                  2,079            476          1,239            836            805
    Noninterest expense                                10,052          6,339          5,146          4,187          3,551
                                                     --------       --------       --------       --------       --------
    Income before income tax expense                    4,861          3,539          2,733          2,045          1,608
    Income tax expense                                  1,850          1,317          1,031            741            607
                                                     --------       --------       --------       --------       --------
    Net income                                          3,011          2,222          1,702          1,304          1,001
                                                     ========       ========       ========       ========       ========
    Basic earnings per share                             1.28           1.06           1.11           0.89           0.68
    Diluted earnings per share                           1.20           1.00           0.97           0.77           0.62
    Cash dividends per common share                       .10           0.09           0.08           0.07           0.06
    Basic weighted average common
         shares and common stock
         equivalents outstanding                        2,351          2,095          1,538          1,463          1,462
    Diluted weighted average common
         shares and common stock
         equivalents outstanding                        2,515          2,225          1,751          1,685          1,614
============================================================================================================================
BALANCE SHEET DATA
    Cash and due from banks                          $ 29,701       $ 13,897       $  9,261       $  8,110       $  5,930
    Federal funds sold                                 14,250         32,825         23,250         16,230         11,300
    Investments in debt and equity securities:
         Available for sale                            45,592         12,515         14,006         16,065         15,740
         Held to maturity                                 699            919          1,240            842            802
                                                     --------       --------       --------       --------       --------
    Total investments                                  46,291         13,434         15,246         16,907         16,542
                                                     --------       --------       --------       --------       --------
    Loans, net of unearned loan fees <F1>             273,818        225,560        134,133        110,464         85,687
    Allowance for loan losses                           3,200          2,510          1,765          1,400          1,000
    Total assets                                      375,304        291,365        184,584        153,706        122,212
    Total deposits                                    339,180        264,301        168,961        141,140        104,799
    Borrowings                                          6,000             --            300             --             --
    Shareholders' equity                               29,240         26,067         14,758         12,052         10,781
    Book value per common share                         12.33          11.34           8.88           8.24           7.38
    Tangible book value per common share                12.32          11.32           8.84           8.19           7.38
============================================================================================================================
SELECTED RATIOS
    Return on average assets                             0.94%          0.97%          1.12%          0.99%          0.96%
    Return on average equity                            10.86           9.78          12.73          11.13           9.71
    Total capital to risk-weighted assets               10.97          12.28          11.53          11.40          11.75
    Leverage ratio                                       9.16          11.42           9.62           9.11          10.46
    Net yield on average earning assets                  8.59           8.84           8.90           9.00           7.78
    Cost of interest-bearing liabilities                 4.88           5.03           4.89           4.94           3.36
    Net interest margin                                  4.59           4.79           4.96           4.98           5.07
    Nonperforming loans as a percent of loans            0.00           0.02           0.12           0.10           0.00
    Nonperforming assets as a percent of assets          0.22           0.29           0.56           0.64           1.45
    Net loan charge offs (recoveries)
         as a percent of average loans                   0.01           0.02          (0.02)          0.24           0.23
    Allowance for loan losses as a percent
         of loans, net of unearned loan fees             1.17           1.11           1.32           1.27           1.17
    Dividend payout ratio                                7.81           8.49           7.21           7.87           8.82
    Average equity to average assets ratio               8.70           9.97           8.76           8.89           9.92
============================================================================================================================

<F1> Excludes loans held for sale.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws.
Forward-looking statements typically are identified with use of terms such as "may," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates and competition from banks and other financial institutions, all of which could cause the Company's actual results to differ from those set forth in the forward-looking statements.

                                   BUSINESS
                                   --------

Enterbank Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 30, 1994, and was formed for the purpose of providing a holding company structure for the ownership of Enterprise Bank, a Missouri banking corporation. The Company acquired Enterprise Bank (the "Bank") in May 1995 through a tax-free exchange by Bank shareholders. The bank holding company ownership structure gives the Bank a source of capital and financial strength and allows the organization some flexibility in expanding the products and services offered to clients.

The Bank began operations on May 9, 1988 as a newly formed and charted Missouri financial institution. From 1988 through 1996, commercial banking services had been provided to Bank customers from a single location in the City of Clayton, St. Louis County, Missouri. During 1996, the Bank received regulatory approval for two additional facilities located in St. Charles County and the City of Sunset Hills which opened in their permanent facilities in July and September 1997, respectively. During 1998, the Bank opened an operations facility in St. Louis County, Missouri.

The Company organized Enterprise Capital Resources, Inc. ("Capital Resources") in 1995 as a wholly owned subsidiary to provide merchant banking services to closely-held businesses and their owners. Capital Resources formed a wholly owned subsidiary, Enterprise Capital Management, Inc. ("Capital Management"), which manages and acts as the general partner of The Enterprise Fund, L.P., a licensed Small Business Investment Company ("SBIC") under the regulations of the Small Business Administration("SBA"), providing venture capital to growing companies. In March 1998, Capital Resources changed its name to Enterprise Merchant Banc, Inc. ("Merchant Banc"). In March 1998, Merchant Banc opened an office in Overland Park, Kansas. The Company is currently raising capital for a second merchant banking fund (Fund
II). It is anticipated that Fund II will not be an SBIC regulated by the SBA. Due to current Federal Reserve regulations, the Company cannot have control of an investment company that is not SBA regulated. Therefore, if successful, the Company will restructure the ownership of Merchant Banc resulting in a minority ownership of Enterprise Merchant Banc.

Enterprise Financial Advisors ("Financial Advisors"), a division of the Bank, was organized in October of 1997 to provide fee-based personal financial planning, estate planning, trust services, and corporate planning services to the Company's target market. As part of the organization of Financial Advisors, the Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"). These agreements were renegotiated with the introduction of trust services by Financial Advisors. These agreements call for Moneta to provide assistance in staffing, training, marketing and regulatory compliance for Financial Advisors. Moneta will refer customers, when appropriate, to the Bank and receive a share of the revenue generated in the form of options in the Company's common stock. Moneta will receive a percent of the gross margin generated in Financial Advisors as compensation. The agreements with Moneta also allow Financial Advisors to immediately begin offering a full range of products and services with the depth and expertise of a large planning firm. Financial Advisors will continue to expand products and services available to customers as the division develops.

As used herein, unless the context indicates otherwise, Enterbank Holdings, Inc. and all of its subsidiaries are referred collectively as the "Organization".

The Company's executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company's telephone number is (314) 725-5500.

STRATEGY

The Company's strategy is to provide a complete range of financial services designed to appeal to closely-held businesses, their owners, and to professionals in the St. Louis metropolitan area, which encompasses the city of St. Louis, Missouri, the Missouri counties of St. Louis, St. Charles, Jefferson, Franklin, Lincoln and Warren and the Illinois county of St.
Clair. The Company's merchant banking operation targets a larger geographic area, which includes all of Missouri and the adjoining states. The Company's goal is to grow its operations within its defined market niche by being well-managed, well-capitalized and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals can be achieved while providing attractive returns to shareholders. Growth, net income, earnings per share, and return on shareholders' equity are the financial performance indicators the Company considers most critical in measuring success.

Through the Bank, the Company currently delivers a full range of commercial banking services to the closely-held business market. Merchant banking and venture capital services are conducted through Merchant Banc and Capital Management. Financial planning and trust services are offered through Financial Advisors. The Company plans to continue to expand the range of services it provides within its market niche while expanding the base of customers.

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

The Bank's historical growth strategy has been both customer and asset driven. The Bank continuously seeks to add customers that fit its target market. This strategy has enabled the Bank to attract customers whose borrowing needs have grown along with the Bank's increasing capacity to fund its customers' loan requests. Additionally, the Bank has increased its loan portfolio based on lending opportunities developed by relationship officers. The Bank funds its loan growth by attracting deposits from its business and professional customers, by borrowing from the Federal Home Loan Bank and by attracting wholesale deposits which are considered stable deposit sources and which are priced at levels below the Bank's alternative cost of borrowing funds.

The Bank's operating strategy results in operating ratios comparable to peer banks despite its increasing investment in sales personnel whose goal is to expand the number and depth of the Bank's customer relationships. The Bank can expand its customer relationships and control operating costs by: operating a small number of offices with a high per office asset base; emphasizing commercial loans which tend to be larger than retail loans; employing an experienced staff, all of whom are rewarded on the basis of performance and customer service; improving data processing and operational systems to increase productivity and control risk; leasing facilities so that capital can be deployed more effectively to support growth in earning assets; and outsourcing services where possible.

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

The Loan authority and Approval Process of the Bank consists of several committee reviews. The Presidents of all geographic banking units, the Bank's Chief Financial Officer, and the Bank's Chief Executive Officer review and vote on any aggregate loan relationships greater than $350,000 and all insider loans. Any aggregate loan relationships greater than $3,000,000 and all insider loans, are reviewed and examined by each banking unit's board committee consisting of all members of the Board of Directors. These directors serve on a rotating basis at their respective banking units. Notwithstanding the required board committee approvals for insider loans, all such loans are subsequently reported to the full Board of Directors for review and comment.

MARKET AREAS AND APPROACH TO EXPANSION

Recent expansion efforts include the establishment of banking facilities in St. Charles County and the City of Sunset Hills based on the high expectations for growth in those markets and the high concentration of closely-held businesses and professionals in those markets, and the establishment of an operations facility in St. Louis County. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, etc. should be made locally by managers who have an equity stake in the Company (see "Management.") The Company, as part of its expansion effort, plans to continue its strategies of operating a small number of offices with a high per office asset base, emphasizing commercial loans, and employing experienced staff who are rewarded on the basis of performance and customer service.

ENTERPRISE MERCHANT BANC

Merchant Banc, a wholly owned subsidiary of the Company, was organized in 1995 to provide merchant banking services to closely-held businesses and their owners as part of the Company's overall strategy to deliver financial services to that market. Operations to date have consisted of the formation of the

Enterprise Fund (the "Fund"), a licensed SBIC formed in 1995 under the regulations of the Small Business Administration ("SBA") and, to a lesser extent, fee-based services related to capital formation and company acquisition. Capital Management, a wholly owned subsidiary of Merchant Banc, manages and acts as the general partner of the Fund. The Fund provides venture capital to growing companies which qualify under the SBA's definition of a small business eligible for investment by an SBIC. The Fund may also participate in certain qualifying management buy-out situations involving companies eligible for investment by an SBIC. The Fund began its operations in the fourth quarter of 1995. The Fund's committed capital is approximately $9 million, of which $1 million was committed by the Company as a limited partner. Capital Management collects annual management fees of 2% of committed capital, plus an incentive payment based upon the investment results achieved over the ten year life of the Fund. In 1998, the Company entered into a lease agreement for Enterprise Merchant Banc at 7400 West 110th Street, Overland Park, Kansas, 66210 that expires in 2003.

ENTERPRISE FINANCIAL ADVISORS

Financial Advisors, a division of the Bank, was organized in October of 1997 to provide fee-based personal financial planning, estate planning, trust services, and corporate planning services to the Company's target market. As part of the organization of Financial Advisors, the Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"). These agreements were renegotiated with the introduction of trust services by Financial Advisors. These agreements call for Moneta to provide assistance in staffing, training, marketing and regulatory compliance for Financial Advisors. Moneta will refer customers, when appropriate, to the Bank and receive a share of the revenue generated in the form of options in the Company's common stock. Moneta will receive a percent of the gross margin generated in Financial Advisors as compensation. The agreements with Moneta also allow Financial Advisors to immediately begin offering a full range of products and services with the depth and expertise of a large planning firm. Financial Advisors will continue to expand products and services available to customers as the division develops.

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

EMPLOYEES

At December 31, 1998, the Company had approximately 116 employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

                                  PROPERTIES
                                  ----------

All of the Company's banking facilities are leased under agreements that expire in 1999, 2003, 2012 and 2015, for Clayton, St. Louis County, the City of Sunset Hills, and St. Charles County, respectively. The Company has the option to renew the Clayton facility lease for three additional five-year periods with future rentals to be agreed upon. One section of the Clayton facility is sublet and the proceeds are used to reduce the Company's occupancy expenses. The Company has the option to renew the St. Louis County facility lease for three additional five-year periods with future rentals to agreed upon. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then-current market conditions and inflation. The Merchant Banc facility in Kansas is leased under an agreement that expires in 2003. The Company has no future rental options for the Kansas office. The Company's aggregate rent expense totaled $749,086, $436,524 and $319,002 in 1998, 1997 and 1996, respectively, and sublease rental income totaled $42,816, $35,422 and $77,568 in 1998, 1997 and 1996, respectively. The Company leases its Clayton facility from a partnership in which a director, [Robert E. Saur], and an officer, [Fred H. Eller], have an ownership interest.

The future aggregate minimum rental commitments required under the leases are as follows:

                            Year                              Amount
                            ----                              ------
                            1999                             $776,125
                            2000                              784,892
                            2001                              793,658
                            2002                              793,658
                            2003                              426,065
                                                             ========

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then-current market conditions and rates of inflation.

The following is a list of the Company's current facilities:


Operating Unit                            Address                                Description
--------------                            -------                                -----------
Enterprise Bank, Clayton                  150 North Meramec                      Commercial and Retail Banking
                                          Clayton, Missouri 63105
Enterprise Bank, St. Charles              300 St. Peters Center Blvd.            Commercial and Retail Banking
                                          St. Peters, Missouri 63376
Enterprise Bank, Sunset Hills             3890 South Lindbergh Blvd.             Commercial and Retail Banking
                                          Sunset Hills, Missouri 63127
Enterprise Bank, St. Louis                12281 North Warson Road                Operations Offices
                                          St. Louis, Missouri 63132
Enterprise Merchant Banc, Kansas City     7400 W. 110th Street; 5th Floor,       Merchant Banking
                                          Overland Park, Kansas 66210

                               LEGAL PROCEEDINGS
                               -----------------

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes that there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material effect on the business, financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

                           MARKET FOR COMMON STOCK
                           -----------------------

As of March 17, 1999, the Company had approximately 675 common stock shareholders of record and a market price of $35.00. The common stock has not been traded on an exchange or in any established public trading market, although there have been a limited number of transactions in the common stock that have been made known to the Company. Based solely on the information made available to the Company from a limited number of buyers and sellers, the Company believes the selling prices for the common stock were as follows:

                                               Market Price
                 1998                        High         Low
             First Quarter                 $ 25.75     $ 21.00
             Second Quarter                  30.00       25.75
             Third Quarter                   32.00       28.00
             Fourth Quarter                  31.00       29.50
                 1997
             First Quarter                 $ 15.50     $ 13.75
             Second Quarter                  15.50       15.50
             Third Quarter                   20.25       15.50
             Fourth Quarter                  20.25       20.25

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

                                 DIVIDENDS
                                 ---------

The holders of shares of common stock of the Company are entitled to receive dividends when, as, and if declared by the Company's Board of Directors out of funds legally available for the purpose of paying dividends. The amount of dividends, if any, that may be declared by the Company will be dependent on many factors, including future earnings, capital requirements and business conditions as they affect the Bank. As a result, no assurance can be given that dividends will be paid in the future with respect to the common stock. The Company declared and paid dividends quarterly during calendar years 1998 and 1997, in annual amounts of $.10 and $.09 per share, respectively.


                         DESCRIPTION OF CAPITAL STOCK
                         ----------------------------

COMMON STOCK

The authorized capital stock of the Company consists of 3,000,000 shares of common stock, par value $.01 per share (the "Common Stock"). Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote. In all elections of directors, holders of Common Stock have the right to cast votes equaling the number of shares of Common Stock held by such stockholder multiplied by the number of directors to be elected. All of such votes may be cast for a single director or may be distributed among the number of directors to be elected, or any two or more directors, as such stockholder may deem fit. Holders of Common Stock have no preemptive, conversion, redemption, or sinking fund rights. In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

INTRODUCTION

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 1998. Reference should be made to the accompanying consolidated financial statements and the selected financial data presented elsewhere and herein for an understanding of the following review.

FISCAL 1998 COMPARED TO FISCAL 1997
-----------------------------------

FINANCIAL CONDITION

Total assets at December 31, 1998 were $375 million, an increase of $84 million, or 29%, over total assets of $291 million at December 31, 1997. Loans were $274 million, an increase of $48 million, or 21%, over total loans of $226 million at December 31, 1997. Federal funds sold and investment securities were $61 million, an increase of $15 million, or 33%, from total federal funds sold and investment securities of $46 million at December 31, 1997.

Total deposits at December 31, 1998 were $339 million, an increase of $75 million, or 28%, over total deposits of $264 million at December 31, 1997. Most of the deposit growth occurred in the money market deposits, demand deposits and certificates of deposit $100,000 and over. Money market deposits grew $51 million, or 51%, during 1998. Certificates of deposit $100,000 and over grew $11 million or 32% during 1998. Demand deposits grew $15 million, or 33%, during 1998. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts of relationship officers and $16 million in money market accounts referred by Moneta. Growth in certificates of deposit is also due to an established presence in the marketplace.

Total shareholders' equity increased $3.2 million primarily due to retained earnings of $2.8 million for the year and the exercise of incentive stock options by employees.

RESULTS OF OPERATIONS

Net income was $3.0 million for the year ended December 31, 1998, an increase of 36% over net income of $2.2 million for the same period in 1997. Diluted earnings per share for the years ended December 31, 1998 and 1997 were $1.20 and $1.00, respectively.

NET INTEREST INCOME

The largest component of the Company's net income is net interest income.
Net interest income (presented on a tax equivalent basis) was $13.6 million, which yielded a net interest margin of 4.59%, for the year ended December 31, 1998, compared to net interest income and net interest margin of $10.2 million and 4.79%, for the same period in 1997.

The $3.4 million, or 33%, increase in net interest income was driven primarily by a $84 million increase in average earning assets to $297 million for the year ended December 31, 1998 compared to $71 million of earning asset growth during the same period in 1997. The increase in the earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Some of the increase was offset by a lower average earning asset yield and growth in interest bearing deposits.

The yield on average earning assets decreased to 8.59% for the year ended December 31, 1998 from 8.84% for the same period in 1997. The decrease in asset yield was primarily due to three 0.25% drops in the prime rate during the third and fourth quarters of 1998 and a general decrease in average yield on loans.

Average loans as a percent of average total assets increased to 79.06% in 1998 from 77.89% in 1997. For the same periods, the yield on average loans was 9.16% and 9.48%, respectively. The decrease in loan yield in 1998 compared to 1997 offset the margin benefits obtained by increasing the loan to asset ratio during the same period.

The yield on interest bearing liabilities decreased to 4.88% for the year ended December 31, 1998 from 5.03% for the same period in 1997. The yield on all deposits decreased in 1998 as compared to 1997. This drop is due to the above mentioned drops in the prime rate and a concerted effort by the ALCO committee to decrease the interest paid on deposits. This general drop in yields was offset by deposits shifting to higher yielding money market accounts.

FISCAL 1997 COMPARED TO FISCAL 1996
-----------------------------------

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

RESULTS OF OPERATIONS

Net income was $2.2 million for the year ended December 31, 1997, an increase of 29% over net income of $1.7 million for the same period in 1996. Diluted earnings per share for the years ended December 31, 1997 and 1996 were $1.00, and $0.97, respectively. In 1997, basic and diluted earnings per share did not increase in line with the increase in net income due to an increase in weighted average common stock equivalents. Weighted average common stock equivalents increased primarily from the issuance of 451,612 and 130,940 shares of common stock on February 14, 1997 and October 31, 1997, respectively, in two common stock offerings.

NET INTEREST INCOME

The largest component of the Company's net income is net interest income. Net interest income (presented on a tax equivalent basis) was $10.2 million, which yielded a net interest margin of 4.79%, for the year ended December 31, 1997, compared to net interest income and net interest margin of $7.0 million and 4.96%, for the same period in 1996.

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

The yield on average earning assets decrease to 8.84% for the year ended December 31, 1997 from 8.90% for the same period in 1996. The mix of earning assets changed slightly from higher yielding assets, such as loans, to lower yielding assets, such as federal funds sold and investment securities. This change in asset mix accounts for most of the .06% drop in the yield on earning assets between 1997 and 1996.

Average loans as a percent of average total assets decreased to 77.89% in 1997 from 79.14% in 1996. For the same period, the yield on average loans was 9.48% and 9.47%.

The yield on interest bearing deposits increased to 5.03% for the year ended December 31, 1997 from 4.89% for the same period in 1996. Deposits shifted from lower yielding transaction accounts to higher yielding money market accounts during 1997 resulting in the increase in interest expense.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for each of the three years ended December 31, 1998:

                                                                         Year ended December 31,
                                                         ----------------------------------------------------
                                                                                 1998
                                                         ----------------------------------------------------
                                                                        Percent        Interest       Average
                                                         Average        of Total        Income/       Yield/
                                                         Balance         Assets         Expense        Rate
                                                         --------       --------       --------       -------
Interest-earning assets:
      Loans <F1>                                         $251,916         79.06%        $23,084        9.16%
      Taxable investments in debt
            and equity securities                          15,887          4.99             878        5.53
      Nontaxable investments in
            debt securities <F2>                              619          0.19              40        6.46
      Federal funds sold                                   27,679          8.69           1,469        5.31
Interest earning deposits                                     795          0.25              40        5.03
                                                         --------        ------         -------        ----
            Total interest-earning assets                 296,896         93.18          25,511        8.59

Noninterest-earning assets:
      Cash and due from banks                              17,422          5.47
      Office equipment and leasehold
            improvements                                    2,686          0.84
      Prepaid expenses and other assets                     4,609          1.45
      Allowance for loan losses                            (2,985)        (0.94)
                                                         --------        ------
            Total assets                                 $318,628        100.00%
                                                         ========        ======

Liabilities and Shareholders' Equity:
      Interest-bearing liabilities:
            Interest-bearing transaction accounts        $ 20,503          6.43%        $   492        2.40%
            Money market                                  117,027         36.74           5,361        4.58
            Savings                                         1,496          0.47              37        2.47
            Certificates of deposit                       102,897         32.29           5,912        5.75
            Notes payable                                      --            --              --          --
            Federal Home Loan Bank advances                 1,447          0.45              67        4.63
            Federal funds purchased                            --            --              --          --
                                                         --------        ------         -------        ----
            Total interest-bearing liabilities            243,370         76.38          11,869        4.88
                                                                                        -------
      Noninterest-bearing liabilities:
            Demand deposits                                46,326         14.54
            Other liabilities                               1,213          0.38
                                                         --------        ------
            Total liabilities                             290,909         91.30

            Shareholders' equity                           27,719          8.70
                                                         --------        ------
            Total liabilities and
                  shareholders' equity                   $318,628        100.00%
                                                         ========        ======

      Net interest income                                                               $13,642
                                                                                        =======
      Net interst margin                                                                               4.59%
                                                                                                       ====

                                                                        Year ended December 31,
                                                         ----------------------------------------------------
                                                                                 1997
                                                         ----------------------------------------------------
                                                                        Percent        Interest      Average
                                                         Average        of Total        Income/      Yield/
                                                         Balance         Assets         Expense       Rate
                                                         --------       --------       --------      --------
Interest-earning assets:
      Loans <F1>                                         $177,532         77.89%        $16,834        9.48%
      Taxable investments in debt
            and equity securities                          17,859          7.84           1,018        5.70
      Nontaxable investments in
            debt securities <F2>                              805          0.35              52        6.46
      Federal funds sold                                   16,679          7.32             909        5.45
Interest earning deposits                                      38          0.02               2        5.26
                                                         --------        ------         -------        ----
            Total interest-earning assets                 212,913         93.42          18,815        8.84

Noninterest-earning assets:
      Cash and due from banks                              11,580          5.08
      Office equipment and leasehold
            improvements                                    1,677          0.74
      Prepaid expenses and other assets                     3,829          1.68
      Allowance for loan losses                            (2,085)        (0.91)
                                                         --------        ------
            Total assets                                 $227,914        100.00%
                                                         ========        ======

Liabilities and Shareholders' Equity:
      Interest-bearing liabilities:
            Interest-bearing transaction accounts        $ 15,840          6.95%        $   452        2.85%
            Money market                                   77,198         33.87           3,604        4.67
            Savings                                         1,270          0.56              32        2.52
            Certificates of deposit                        77,081         33.82           4,521        5.87
            Notes payable                                      25          0.01               3       12.00
            Federal Home Loan Bank advances                    --            --              --          --
            Federal funds purchased                           105          0.05              11       10.48
                                                         --------        ------         -------       -----
            Total interest-bearing liabilities            171,519         75.26           8,623        5.03
                                                                                        -------
      Noninterest-bearing liabilities:
            Demand deposits                                33,247         14.59
            Other liabilities                                 426          0.19
                                                         --------        ------
            Total liabilities                             205,192         90.03

            Shareholders' equity                           22,722          9.97
                                                         --------        ------
            Total liabilities and
                  shareholders' equity                   $227,914        100.00%
                                                         ========        ======

      Net interest income                                                               $10,192
                                                                                        =======
      Net interst margin                                                                               4.79%
                                                                                                       ====

                                                                        Year ended December 31,
                                                         ----------------------------------------------------
                                                                                 1996
                                                         ----------------------------------------------------
                                                                        Percent        Interest       Average
                                                         Average        of Total        Income/       Yield/
                                                         Balance         Assets         Expense        Rate
                                                         --------       --------       --------       -------
Interest-earning assets:
      Loans <F1>                                         $120,849         79.14%        $11,449        9.47%
      Taxable investments in debt
            and equity securities                          12,300          8.05             693        5.63
      Nontaxable investments in
            debt securities <F2>                              860          0.56              57        6.63
      Federal funds sold                                    7,526          4.93             396        5.26
Interest earning deposits                                      --            --              --          --
                                                         --------        ------         -------        ----
            Total interest-earning assets                 141,535         92.68          12,595        8.90
                                                                                        -------
Noninterest-earning assets:
      Cash and due from banks                               8,686          5.69
      Office equipment and leasehold
            improvements                                    1,789          1.17
      Prepaid expenses and other assets                     2,215          1.45
      Allowance for loan losses                            (1,520)        (0.99)
                                                         --------        ------
            Total assets                                 $152,706        100.00%
                                                         ========        ======

Liabilities and Shareholders' Equity:
      Interest-bearing liabilities:
            Interest-bearing transaction accounts        $ 13,180          8.63%        $   332        2.52%
            Money market                                   44,710         29.28           2,007        4.49
            Savings                                         1,105          0.72              33        2.99
            Certificates of deposit                        54,756         35.86           3,181        5.81
            Notes payable                                     205          0.13              15        7.32
            Federal Home Loan Bank advances                    --            --              --          --
            Federal funds purchased                            18          0.01               1        5.56
                                                         --------        ------         -------        ----
            Total interest-bearing liabilities            113,974         74.63           5,569        4.89
                                                                                        -------
      Noninterest-bearing liabilities:
            Demand deposits                                24,427         16.00
            Other liabilities                                 932          0.61
                                                         --------        ------
            Total liabilities                             139,333         91.24

            Shareholders' equity                           13,373          8.76
                                                         --------        ------
            Total liabilities and
                  shareholders' equity                   $152,706        100.00%
                                                         ========        ======

      Net interest income                                                               $ 7,026
                                                                                        =======
      Net interst margin                                                                               4.96%
                                                                                                       ====

---------------------------
<F1>  Average balances include non-accrual loans and loans held for sale. The Company had $6,272,124 and 1,324,244 in loans held for sale at December 31, 1998 and 1997, respectively.  The income on non-accrual loans is included in interest but is recognized only upon receipt.  Loan fees included in interest income are approximately $625,000, $671,000 and $474,000 for 1998, 1997 and 1996, respectively.
<F2>  Nontaxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

During 1998, an increase in the average volume of earning assets caused an increase in interest income of $7,335,000. Interest income decreased $639,000 due to a decrease in rates on earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and notes payable resulted in an increase in interest expense of $3,463,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $217,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 1998 as compared to 1997 increased interest income by $6,696,000 while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $3,246,000.

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                    1998 Compared to 1997                    1997 Compared to 1996
                                                 Increase (Decrease) Due to                Increase (Decrease) Due to
                                            ------------------------------------       ------------------------------------
                                            Volume<F1>     Rate<F2>        Net         Volume<F1>      Rate<F2>       Net
                                            ----------     --------      -------       ----------      --------     -------
                                                                         (Dollars in Thousands)
Interest earned on:
      Loans                                  $6,834        $(584)        $6,250          $5,375        $  10        $5,385
      Taxable investments in debt
            and equity securities              (111)         (29)          (140)            317            8           325
      Nontaxable investments in debt
            and equity securities <F3>          (12)          --            (12)             (4)          (1)           (5)
      Federal funds sold                        584          (24)           560             498           15           513
      Certificates of deposit                    40           (2)            38              --            2             2
                                             ------        -----         ------          ------        -----        ------
      Total interest-earning assets          $7,335        $(639)        $6,696          $6,186        $  34        $6,220
                                             ------        -----         ------          ------        -----        ------
Interest paid on:
      Interest-bearing transaction
            accounts                         $  119        $ (79)        $   40          $   72        $  48        $  120
      Money market                            1,826          (69)         1,757           1,514           83         1,597
      Savings                                     6           (1)             5               5           (6)           (1)
      Certificates of deposit                 1,485          (94)         1,391           1,309           31         1,340
      Notes payable                              (2)          (1)            (3)            (18)           6           (12)
      Federal Home Loan Bank Advances            34           33             67              --           --            --
      Federal funds purchased                    (5)          (6)           (11)              8            2            10
                                             ------        -----         ------          ------        -----        ------
            Total interest-bearing
                  liabilities                $3,463        $(217)        $3,246          $2,890        $ 164        $3,054
                                             ------        -----         ------          ------        -----        ------
Net interest income                          $3,872        $(422)        $3,450          $3,296        $(130)       $3,166
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

LOAN PORTFOLIO

Loans, as a group, are the largest asset and the primary source of interest income for the Company. Diversification among different categories of loans reduces the risks associated with any single type of loan. The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:

                                                                           December 31,
                               -----------------------------------------------------------------------------------------------------
                                     1998                  1997                1996                   1995               1994
                               -----------------     ----------------    ----------------      -----------------   -----------------
                                        Percent              Percent             Percent                Percent             Percent
                                        of Total             of Total            of Total               of Total            of Total
                               Amount    Loans      Amount     Loans     Amount    Loans       Amount    Loans     Amount    Loans
                               ------    -----      ------     -----     ------    -----       ------    -----     ------    -----
                                                                   (Dollars in Thousands)

Commercial and industrial     $ 81,346   29.70%    $ 69,490   30.81%    $ 43,876    32.71%    $ 43,728   39.59%    $30,001    35.01%
Real estate:
      Commercial                33,242   12.14       37,349   16.56       24,946    18.60       25,507   23.09      22,333    26.06
      Construction              76,739   28.03       47,771   21.18       23,362    17.42       11,634   10.53      10,186    11.89
      Residential               69,978   25.56       63,772   28.27       37,449    27.92       24,537   22.21      21,483    25.07
Consumer and other              12,513    4.57        7,178    3.18        4,500     3.35        5,058    4.58       1,684     1.97
                              --------  ------     --------  ------     --------   ------     --------  ------     -------   ------
            Total loans       $273,818  100.00%    $225,560  100.00%    $134,133   100.00%    $110,464  100.00%    $85,687   100.00%
                              ========  ======     ========  ======     ========   ======     ========  ======     =======   ======

The Company's subsidiary bank grants commercial, residential and consumer loans primarily in the St. Louis metropolitan area. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is secured by real estate. As of December 31, 1998, $180.0 million in loans, or 66% of the loan portfolio, involved real estate as part or all of the collateral package, as compared to $148.9 million or 66% and $85.8 million or 64% in 1997 and 1996, respectively. Of these loans, $75.6 million or 28%, for 1998, were personal and business loans and loans on owner-occupied properties as compared to $55.2 million or 37% and $32.6 million or 38% for 1997 and 1996, respectively. Management views these types of loans as having less risk than traditional real estate loans because the primary source of repayment for these loans is not dependent upon the cash flow or sale of the real estate securing the loans. When evaluating the appropriateness of the allowance for loan losses, these loans are evaluated based on commercial consider-ations such as the financial condition, cash flow and income of the borrower as well as the value of all collateral securing the loans, including the market value of any real estate securing the loan.

The following table sets forth the interest rate sensitivity of the loan portfolio at December 31, 1998:

                                                       Loans Maturing or Repricing
                                      ---------------------------------------------------------
                                                       After One
                                         In One        Through            After
                                      Year or Less    Five Years       Five Years        Total
                                      ------------    ----------       ----------       -------
                                                         (Dollars in Thousands)
FIXED RATE LOANS <F1>
----------------

Commercial and industrial              $  2,995         $24,556         $  638         $ 28,189
Real estate:
      Commercial                          5,743          12,898            152           18,793
      Construction                        3,460           9,255            205           12,920
      Residential                         6,148          25,126            482           31,756
Consumer and other                          837           3,370             --            4,207
                                       --------         -------         ------         --------
            Total                      $ 19,183         $75,205         $1,477         $ 95,865
                                       ========         =======         ======         ========

VARIABLE RATE LOANS <F1>
-------------------

Commercial and industrial              $ 53,157         $    --         $   --         $ 53,157
Real estate:
      Commercial                         14,449              --             --           14,449
      Construction                       63,819              --             --           63,819
      Residential                        38,222              --             --           38,222
Consumer and other                        8,306              --             --            8,306
                                       --------         -------         ------         --------
            Total                      $177,953         $    --         $   --         $177,953
                                       ========         =======         ======         ========

TOTAL LOANS <F1>
-----------

Commercial and industrial              $ 56,152         $24,556           $638         $ 81,346
Real estate:
      Commercial                         20,192          12,898            152           33,242
      Construction                       67,279           9,255            205           76,739
      Residential                        44,370          25,126            482           69,978
Consumer and other                        9,143           3,370             --           12,513
                                       --------         -------         ------         --------
            Total                      $197,136         $75,205         $1,477         $273,818
                                       ========         =======         ======         ========

<F1> Loan balances are shown net of unearned loan fees and loans held for sale.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $711,000, $775,000, and $345,000 in 1998, 1997, and 1996 respectively. During 1998, the decrease in provision reflects a decrease in net loan charge-offs to $21,000 as compared to net charge-offs of $30,000 for the year ended December 31, 1997. In addition, the Company experienced loan growth of $48 million during 1998 versus loan growth of $92 million during the same period in 1997.

The Company was able to decrease provision expense in 1996 as compared to 1995 based upon continued quality of the loan portfolio and net recoveries of $20,000 during 1996 as compared to net losses of $231,000 during 1995. In addition, the Company experienced loan growth of $24 million during 1996 versus $25 million during the same period in 1995. The Company has charged off a total of $645,000 in loans from January 1, 1994 through December 31, 1998. Total recoveries for the same period are $211,000, resulting in a five-year net charge-off experience of $434,000, or 0.07% per year of average loans for the same period.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance that have been charged to expense:

                                                                          December 31,
                                                ------------------------------------------------------------
                                                  1998          1997         1996        1995         1994
                                                --------      --------     --------    --------     --------
                                                                    (Dollars in Thousands)

Allowance at beginning of period                $  2,510     $  1,765     $  1,400      $ 1,000      $   722
                                                --------     --------     --------      -------      -------
Loans charged off:
      Commercial and industrial                       30           90           --           19           45
      Real estate:
            Commercial                                19           45           --          118          132
            Construction                              --           --           --           --           --
            Residential                               --           27           --          106           --
      Consumer and other                              --           --           --           --           14
                                                --------     --------     --------      -------      -------
            Total loans charged off                   49          162           --          243          191
                                                --------     --------     --------      -------      -------
Recoveries of loans previously
      charged off:
            Commercial and industrial                 18           44           --           --           18
            Real estate:
                  Commercial                          10           50            4           12           --
                  Construction                        --           --           --           --           --
                  Residential                         --           38           15           --           --
            Consumer and other                        --           --            1           --            1
                                                --------     --------     --------      -------      -------
                  Total recoveries of
                        loans previously
                        charged off                   28          132           20           12           19
                                                --------     --------     --------      -------      -------
                  Net loans charged
                        off (recovered)               21           30          (20)         231          172
                                                --------     --------     --------      -------      -------
Provisions charged to operations                     711          775          345          631          450
                                                --------     --------     --------      -------      -------
Allowance at end of period                      $  3,200     $  2,510     $  1,765      $ 1,400      $ 1,000
                                                ========     ========     ========      =======      =======

Average loans                                   $251,916     $177,532     $120,849      $94,737      $76,263
Total loans, net of unearned
      loan fees                                   73,818      225,560      134,133      110,464       85,687
Nonperforming loans                                    2           50          161          107           --
Net charge-offs (recoveries)
      to average loans                              0.01%        0.02%       (0.02%)       0.24%        0.23%
Allowance for loan losses to total
      loans, net of unearned loan fees              1.17         1.11         1.32         1.27         1.17

The Company's credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. Basically, the system requires rating all loans at the time they are made.

Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with the loan review and loan administration staffs. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the loan review and credit administration staffs generally at the time of the formal watch list review meetings.

Each month, loan administration provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. The Company does not have a material amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

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

While the Company has benefited from very low historical net charge-offs during an extended period of rapid loan growth, management remains cognizant that historical loan loss and non-performing asset experience may not be indicative of future results. If the experience were to deteriorate and additional provisions for loan losses were required, future operation results would be negatively impacted. Both management and the Board of Directors continually monitor changes in asset quality, market conditions, concentration of credit and other factors, all of which impact the credit risk associated with the Company's loan portfolio.

As of December 31, 1998, 1997, and 1996, the Company had thirteen, eleven, and eight impaired loans in the amount of $1,087,000, $967,000, and $636,000 respectively, all of which are considered potential problem loans. Non-performing assets decreased from $856,000 as of December 31, 1997 to $808,000 as of December 31, 1998. Non-performing assets decreased from $1,035,000 as of December 31, 1996 to $856,000 as of December 31, 1997.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:


                                                                      December 31,
                                           -----------------------------------------------------------------
                                             1998          1997          1996          1995           1994
                                           --------      --------      --------      --------       --------
                                                                  (Dollars in Thousands)

Nonaccrual loans                           $      2      $     50      $    131      $    107       $     --
Loans past due 90 days or more
      and still accruing interest                --            --            30            --             --
Restructured loans                               --            --            --            --             --
                                           --------      --------      --------      --------       --------
      Total nonperforming loans                   2            50           161           107             --
Foreclosed property                             806           806           874           881          1,776
                                           --------      --------      --------      --------       --------
Total nonperforming assets                 $    808      $    856      $  1,035      $    988       $  1,776
                                           ========      ========      ========      ========       ========

Total assets                               $375,304      $291,365      $184,584      $153,706       $122,212
Total loans, net of unearned
      loan fees                             273,818       225,560       134,133       110,464         85,687
Total loans plus foreclosed property        274,624       226,366       135,007       111,345         87,463

Nonperforming loans to total loans             0.00%         0.02%         0.12%         0.10%          0.00%
Nonperforming assets to total loans
      plus foreclosed property                 0.29          0.38          0.77          0.89           2.03
Nonperforming assets to total assets           0.22          0.29          0.56          0.64           1.45

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

                                                                       December 31,
                           ----------------------------------------------------------------------------------------------------
                                    1998               1997               1996                 1995               1994
                           -------------------  ------------------ ------------------  ------------------  --------------------
                                       Percent            Percent            Percent             Percent             Percent
                                         of                  of                 of                  of                  of
                                      Category            Category           Category            Category            Category
                                       Total               Total              Total                Total               Total
                           Allowance   Loans   Allowance   Loans   Allowance   Loans   Allowance   Loans   Allowance   Loans
                           ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                                                   (Dollars in Thousands)
Commercial and industrial   $  848     29.70%   $  656     30.81%    $  423    32.71%    $  348    39.59%    $  247     35.01%
Real estate:
     Commercial                447     12.14       316     16.56        253    18.60        265    23.09        218     26.06
     Construction              679     28.03       465     21.18        413    17.42         93    10.53         69     11.89
     Residential               798     25.56       605     28.27        381    27.92        510    22.21        350     25.07
Consumer and other             112      4.57        82      3.18         56     3.35         44     4.58         16      1.97
Not allocated                  316        --       386        --        239       --        140       --        100        --
                            ------    ------    ------    ------     ------   ------     ------   ------     ------    ------
     Total                  $3,200    100.00%   $2,510    100.00%    $1,765   100.00%    $1,400   100.00%    $1,000    100.00%
                            ======    ======    ======    ======     ======   ======     ======   ======     ======    ======

The above allocation by loan category does not mean that actual loan charge-offs will be incurred in the categories indicated. The risk factors considered in determining the above allocation are the same as those used when determining the overall level of the allowance.

NONINTEREST INCOME

The following table depicts the annual changes in various noninterest income categories:

                                                   1998 versus 1997                       1997 versus 1996
                                        ------------------------------------      -----------------------------------
                                         $ Change       1998          1997       $ Change        1997          1996
                                         --------    ----------     --------     --------    -----------   -----------

Merchant Banc management fee            $   33,000   $  191,600     $158,600     $ (49,500)    $158,600    $  208,100
Merchant Banc consulting fees              224,500      232,500        8,000         8,000        8,000            --
Service charges on deposit accounts         79,421      252,873      173,452        44,038      173,452       129,414
Merchant credit card income                    N/A           --           --      (600,981)          --       600,981
Gain on sale of mortgage loans           1,163,921    1,242,869       78,948        78,948       78,948            --
Gain on sale of credit card operation          N/A           --           --      (320,000)          --       320,000
Loss on investment in the Enterprise
   Fund L.P.                                 2,705       (2,199)      (4,904)       57,786       (4,904)      (62,690)
Other noninterest income                    99,190      161,069       61,879        17,892       61,879        43,987
                                        ----------   ----------     --------     ---------     --------    ----------
Total noninterest income                $1,602,737   $2,078,712     $475,975     $(763,817)    $475,975    $1,239,792
                                        ==========   ==========     ========     =========     ========    ==========

Total noninterest income was $2,078,712 in 1998, representing a $1,602,737 increase from 1997. The increase is primarily the result of a $1,163,921 increase on the gain on sale of mortgage loans. The company started offering mortgage products during the third quarter of 1997. In addition, Merchant Banc consulting fees increased $224,500 in 1998 as compared to 1997. These fees are a result of increased business activity in this company from the new office in Kansas. Noninterest income, excluding Merchant Banc consulting fees and gain on sale of mortgage loans increased $214,316 in 1998 as compared to 1997. This increase is due to an increase in service charges on a larger deposit base and other fees.

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


NONINTEREST EXPENSE

Total noninterest expense was $10,051,702 in 1998 representing a $3,713,126 or 59% increase from 1997. The increase in noninterest expenses are primarily attributable to: 1) a new merchant bank office in Kansas City opened in March, 1998 2) new banking facilities opened during 1997 in St. Peters and Sunset Hills; and 3) expenses related to the origination and sale of mortgage loans. The following table depicts changes in noninterest expenses in the above mentioned operations:

                                                 1998 versus 1997                        1997 versus 1996
                                       -------------------------------------   ------------------------------------
                                        $ Change        1998         1997       $ Change       1997         1996
                                       ----------    -----------  ----------   ----------   ----------   ----------

Merchant banking division              $  409,361    $  591,737   $  182,376   $  (18,235)  $  182,376   $  200,611
St. Peters and Sunset Hills banking
  units                                 1,871,666     3,928,985    2,057,319    1,913,695    2,057,319      143,624
Mortgage operations                       724,830       855,405      130,575      130,575      130,575           --
Merchant credit card expense                  N/A            --           --     (441,991)          --      441,991
Other operations                          707,269     4,675,575    3,968,306     (391,801)   3,968,306    4,360,108
                                       ----------   -----------   ----------   ----------   ----------   ----------
      Total noninterest expense        $3,713,126   $10,051,702   $6,338,576   $1,192,243   $6,338,576   $5,146,334
                                       ==========   ===========   ==========   ==========   ==========   ==========

The increases are primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other operating expenses related to the above mentioned operations. Noninterest expenses attributable to other operations increased 18% in 1998 as compared to 1997 and is due to normal increases related to growth.

Noninterest expense increased $1,192,242, or 23%, from 1996 to 1997. The increases are primarily due to increases in salaries and employee benefits and occupancy and equipment expenses, offset by a reduction of $441,991 in 1997 of expenses related to the previously mentioned credit card operation. Increases in noninterest expenses are primarily related to the two new banking facilities located in St. Charles County and the City of Sunset Hills and normal increases associated with growth.


INCOME TAXES

Income tax expense was $1,850,275, $1,316,590 and $1,031,344 for 1998, 1997,
and 1996, respectively. The effective tax rate was 38%, 37% and 38% for the years ended December 31, 1998, 1997, and 1996, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

The following table reflects the Company's GAP analysis (rate sensitive assets minus rate sensitive liabilities) as of December 31, 1998:

                                                                  Over              Over             After
                                                                 3 Months          1 Year           5 Years
                                               3 Months         Through 12         Through        or No Stated
                                               or Less            Months           5 Years          Maturity          Total
                                               --------         ---------          -------        ------------       --------
                                                                           (Dollars in Thousands)
Assets:
   Investments in debt and
      equity securities                        $ 34,017          $  8,802          $ 2,570          $   902          $ 46,291
   Interest-bearing deposits                          5                --               --               --                 5
   Federal funds sold                            14,250                --               --               --            14,250
   Loans, net of unearned loan fees             181,563            15,573           75,205            1,477           273,818
                                               --------          --------          -------          -------          --------
         Total interest-sensitive
            assets                             $229,835          $ 24,375          $77,775          $ 2,379          $334,364
                                               --------          --------          -------          -------          --------
Liabilities:
   Interest-bearing transaction
      accounts                                   24,235                --               --               --             24,235
   Money market and savings
      accounts                                  150,650                --               --               --           150,650
   Certificates of deposit                       34,495            58,827            9,844               15           103,181
   Federal Home Loan Bank
      advances                                       --                --            6,000               --             6,000
                                               --------          --------          -------          -------          --------
      Total interest-sensitive
         liabilities                           $209,380          $(34,452)         $61,931          $ 2,364         $ 50,298
                                               --------          ========          =======          =======          ========
Cumulative GAP                                 $ 20,455          $(13,997)         $47,934          $50,298          $ 50,298
                                               ========          ========          =======          =======          ========
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
      Periodic                                      1.1              0.41             4.91           158.60              1.18
      Cumulative GAP                                1.1              0.95             1.17             1.18              1.18
                                               ========          ========          =======          =======          ========

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis in the near term (three months or less) at December 31, 1998 based on contractual maturities. In this regard, a decrease in the general level of interest rates would generally have a negative effect on the Company's net interest income as the repricing of the larger volume of interest sensitive assets would create a larger reduction in interest income as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities.

MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At December 31, 1998, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 200 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables present the scheduled maturity of market risk sensitive instruments at December 31, 1998:

                                                                                                  Beyond
                                                                                                  5 Years
                                                                                                   or No
                                Year 1      Year 2       Year 3      Year 4         Year 5        Stated      Total
                                ------      ------       ------      ------         ------       Maturity     -----
                                                                                                 --------
Assets:
   Investment in debt and
       equity securities       $ 42,819     $ 2,570    $      --     $    --       $    --        $  902     $ 46,291
   Interest-bearing deposits          5          --           --          --            --            --            5
   Federal funds sold            14,250          --           --          --            --            --       14,250
   Loans, net of unearned
       loan fees                197,136      21,108       27,282      14,122        12,692         1,477      273,818
                               --------     -------    ---------     -------       -------        ------     --------
     Total                     $254,210     $23,678    $  27,282     $14,122       $12,692        $2,379     $334,364
                               ========     =======    =========     =======       =======        ======     ========
Liabilities:
   Savings, Now, Money
     Market deposits           $174,885     $    --    $      --     $    --       $    --        $   --     $174,885
   Certificates of deposit       93,323       6,011        1,704         548         1,579            16      103,181
   Federal Home Loan
       Bank advances                 --          --        3,000          --         3,000            --        6,000
                               --------     -------    ---------     -------       -------        ------     --------
     Total                     $268,208     $ 6,011    $   4,704     $   548       $ 4,579        $   16     $284,066
                               ========     =======    =========     =======       =======        ======     ========

                                               Average      Estimated
                                 Total      Interest Rate   Fair Value
                                 ----       -------------   ----------
Assets:
   Investment in debt and
       equity securities       $ 46,291        5.48%        $ 46,297
   Interest-bearing deposits          5        5.03                5
   Federal funds sold            14,250        5.31           14,250
   Loans, net of unearned
       loan fees                273,818        9.16          274,121
                               --------     -------         --------
Total                          $334,364                     $334,673

Liabilities:
   Savings, Now, Money
       Market deposit          $174,885        4.24%        $174,885
   Certificates of deposit      103,181        5.75          103,697
   Federal Home Loan Bank
       advances                   6,000        4.63            6,004
                               --------                     --------
     Total                     $284,066                     $284,586

BALANCE SHEET TREND

The following table summarizes certain trends in the Company's balance sheet during the three-year period ended December 31, 1998:

                                                                                    December 31,
                                                                   ---------------------------------------------
                                                                     1998               1997              1996
                                                                   ---------         ---------         ---------
                                                                              (Dollars in Thousands)
      Total assets                                                 $375,304          $291,365          $184,584
      Earning assets                                                334,364           271,967           172,629
      Deposits                                                      339,180           264,301           168,961
      Loans to deposits                                               80.73%            85.34%            79.39%
      Loans to total assets                                           72.96             77.41             72.67
      Investment securities to total assets                           12.33              4.61              8.26
      Earning assets to total assets                                  89.09             93.34             93.52
                                                                   ========          ========          ========

      Loans                                                        $273,915          $225,608          $134,150
      Unearned loan fees                                                (97)              (48)              (17)
                                                                   --------          --------          --------
         Net loans                                                 $273,818          $225,560          $134,133
                                                                   ========          ========          ========

      Investment securities - AFS                                  $ 45,592          $ 12,515          $ 14,006
      Investment securities - HTM                                       699               919             1,240
                                                                   --------          --------          --------
         Total investments                                         $ 46,291          $ 13,434          $ 15,246
                                                                   ========          ========          ========

      Investment securities - AFS                                  $ 45,592          $ 12,515          $ 14,006
      Investment securities - HTM                                       699               919             1,240
      Federal funds sold                                             14,250            32,825            23,250
      Interest-bearing deposits                                           5               148                --
      Net loans                                                     273,818           225,560           134,133
                                                                   --------          --------          --------
         Total earning assets                                      $334,364          $271,967          $172,629
                                                                   ========          ========          ========

The ratio of earning assets was 89.09%, 93.34% and 93.52% for years ending December 31, 1998, 1997 and 1996, respectively. Earning assets increased $62,397,000 and $99,338,000, or 23% and 58%, for the years ended December 31,
1998 and 1997, respectively. Total assets increased $83,939,000 and $106,781,000, or 29% and 58%, during the same periods, respectively.

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

                                                                              December 31,
                               ----------------------------------------------------------------------------------------------------
                                               1998                               1997                               1996
                               ------------------------------        --------------------------         ---------------------------
                                                                         (Dollars in Thousands)
                               Average       Interest                Average     Interest               Average     Interest
                               Balance       Expense    Rate         Balance     Expense   Rate         Balance     Expense   Rate
                               -------       -------    ----         -------     -------   ----         -------     -------   ----
Noninterest-bearing
      demand deposits          $ 46,326      $    --      --%        $ 33,247    $   --      --%        $ 24,427    $   --      --%
Interest-bearing transaction
      accounts                   20,503          492    2.40           15,840       452    2.85           13,180       332    2.52
Money market accounts           117,027        5,361    4.58           77,198     3,604    4.67           44,710     2,007    4.49
Savings accounts                  1,496           37    2.47            1,270        32    2.52            1,105        33    2.99
Certificates of deposit         102,897        5,912    5.75           77,081     4,521    5.87           54,756     3,181    5.81
                               --------      -------                 --------    ------                 --------    ------
                               $288,249      $11,802    4.09%        $204,636    $8,609    4.21%        $138,178    $5,553    4.02%
                               ========      =======    ====         ========    ======    ====         ========    ======    ====

Since inception, the Company has experienced rapid loan and deposit growth primarily due to aggressive direct calling efforts of relationship officers and sustained economic growth in the local market served by the Company. Recent growth is also attributed to the new locations in St. Charles County and the City of Sunset Hills. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over five years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $29 million at December 31, 1998 and $31 million at December 31, 1997 and 1996 in deposits from the national network.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 1998:

          Remaining Maturity                       Amount
          ------------------                       ------
                                           (Dollars in Thousands)
          Three months or less                     $18,037
          Over three through six months              8,167
          Over six through twelve months            13,913
          Over twelve months                         3,209
                                                   -------
                                                   $43,326
                                                   =======

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

                                                                        December 31,
                                   ---------------------------------------------------------------------------------------
                                             1998                           1997                            1996
                                   -------------------------     ----------------------------      -----------------------
                                                 Percent                            Percent                       Percent
                                                 of Total                           of Total                      of Total
                                   Amount       Securities       Amount            Securities      Amount       Securities
                                   ------       ----------       ------            ----------      ------       ----------
                                                                 (Dollars in Thousands)
U.S. Treasury securities and
      obligations of U.S.
      government corporations
      and agencies                $44,720         96.61%        $11,963             89.05%        $13,850         90.84%
Municipal bonds                       669          1.45             881              6.56             891          5.85
Mortgage-backed securities             30          0.06              38              0.28              44          0.29
Federal Home Loan Bank stock          872          1.88             552              4.11             461          3.02
                                  -------        ------         -------            ------         -------        ------
                                  $46,291        100.00%        $13,434            100.00%        $15,246        100.00%
                                  =======        ======         =======            ======         =======        ======

As of December 31 1998, debt securities with an amortized cost of $698,609 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $45,576,239 were classified as available for sale securities. The market valuation account for the available for sale securities was adjusted to approximately $16,088 to increase the recorded balance of such securities at December 31, 1998 to fair value on that date.

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

The following table summarizes maturity and yield information on the investment portfolio at December 31, 1998:

                                                            Carrying
                                                             Value                   Yield <F1>
                                                            --------                 ----------
                                                                 (Dollars in Thousands)
U.S. Treasury securities and obligations
      of U.S. government corporations and
      agencies:
            0 to 1 year                                      $42,715                    5.33%
            1 to 5 years                                       2,005                    5.33
            5 to 10 years                                         --                      --
            No stated maturity                                    --                      --
                                                             -------                  ------
                Total                                        $44,720                    5.33%
                                                             =======                  ======
Municipal bonds:
      0 to 1 year                                            $   104                    7.10%
      1 to 5 years                                               565                    5.91
      5 to 10 years                                               --                      --
      No stated maturity                                          --                      --
                                                             -------                  ------
            Total                                            $   669                    6.09%
                                                             =======                  ======

Mortgage-backed securities:
      0 to 1 year                                            $    --                      --
      1 to 5 years                                                --                      --
      5 to 10 years                                               --                      --
      No stated maturity                                          30                    6.13%
                                                             -------                  ------
            Total                                                 30                    6.13%
                                                             =======                  ======

Federal Home Loan Bank stock:
      0 to 1 year                                            $    --                      --
      1 to 5 years                                                --                      --
      5 to 10 years                                               --                      --
      No stated maturity                                         872                    6.13%
                                                             -------                  ------
            Total                                            $   872                    6.13%
                                                             =======                  ======
Total
      0 to 1 year                                            $42,819                    5.33%
      1 to 5 years                                             2,570                    5.46
      5 to 10 years                                               --                      --
      No stated maturity                                         902                    6.69
                                                             -------                  ------
            Total                                            $46,291                    5.37%
                                                             =======                  ======

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                    December 31,
                                           ------------------------------
                                           1998        1997         1996
                                          ------      ------       ------
Tier 1 capital to risk weighted assets     9.89%      11.20%       10.29%
Total capital to risk weighted assets     10.97       12.28        11.53
Leverage ratio (Tier 1 capital to
    average assets)                        9.16       11.42         9.62
Tangible capital to tangible assets        8.63        9.79         8.91

At December 31, 1998, the Company's Tier 1 capital was $29.2 million compared to $26.0 million and $14.7 million at December 31, 1997 and 1996, respectively. At December 31, 1998, the Company's total capital was $32.4 million compared to $28.6 million and $16.5 million at December 31, 1997 and 1996, respectively.

YEAR 2000

OVERVIEW

The year 2000 ("Y2K") issue refers to the ability of a date-sensitive computer program to reorganize a two-digit date field designated "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing a disruptions to operations and normal business activities. This is a significant issue for many companies, including banks, and the implications of the Y2K issue cannot be predicted with any high degree of certainty.

The Company's State of Readiness:

The Company has developed a Y2K compliance program with five primary phases.
These are:   1) Awareness, 2) Assessment, 3) Renovations, 4) Validation and
5) Implementation. As of December 31, 1998 the Awareness and Assessment and Renovations phases were complete and all systems had been reviewed for Y2K compliance. The scope of the Assessment phase included all areas of technology for the Company and its subsidiaries including, but not limited to, the phone system, voice mail system, computer network, banking mainframe and related software. As of December 31, 1998, the Validation phase was approximately 80% complete and the Implementation phase was approximately 30% complete. The Company expects to have the Validation Phase completed March 31, 1999. Testing of the Company's hardware and software applications will take place during the first six months of fiscal 1999. Management is comfortable that the program will identify areas of exposure early enough to address Y2K issues prior to December 31, 1999. The Company feels the primary Y2K exposure is in the core banking software, which is leased from a third party bank software vendor providing the same software to hundreds of other banks. This vendor is working closely with the Company to address any Y2K issues that may be discovered and has indicated to the Company that there will be no material Y2K problems.

The Cost of Y2K Compliance:

The total cost to the Company to assess, correct and verify Y2K issues is estimated at $83,000, consisting of $40,000 in salaries and benefit costs allocated to Y2K projects and $43,000 in software and hardware expenses required for upgrading and testing of the Company's systems. This cost estimate does not include the cost associated with regulatory reporting, legal review of regulatory requirements, auditing requirements or other costs incurred related only to the disclosure requirements and not actual software or hardware issues. Such costs are difficult to determine as these requirements change frequently. If these non-systems related costs become significant and quantifiable, they will be disclosed at that time.

What Risks Exist for the Company:

The most likely risk the Company faces with respect to Y2K issues is in the core banking software. This system identifies and calculates payments due the Company's subsidiary bank for loans made to customers and amounts due to the bank's customers for deposits in the bank. The loss of these records or inability to accurately perform these calculations could cause the bank to incur additional expenses such as loan losses, underpayments of amounts due on loans, overpayments of amounts due to depositors or increased personnel expenses required to track this information manually. Such expenses are not currently quantifiable, but may be material to the operations and financial performance of the Company and its subsidiaries.

Contingency Plans:

Management feels the Company will be Y2K compliant by December 31, 1999. However, as a precautionary measure, the Company will create electronic and paper based reports of every customer's account as a back up. The back up reports will include the necessary information to calculate balance and payment information. If necessary, the electronic version of this information can be used by other common software applications such as Lotus 1-2-3 or Microsoft Excel to perform many of the calculations performed by the bank's core software system. The back up reports can also be used to manually calculate customer information indefinitely if needed.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement requires presentation of the components of comprehensive earnings, including the changes in equity from items such as unrealized gains (losses) on securities. The company did not sell any investments in debt and equity securities during 1998 and 1997.

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business enterprises report information about operating segments. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under Federal Reserve regulations applicable to the Company, control will be refutably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities once the Company registers the common stock under the Securities and Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

                                MANAGEMENT
                                ----------

The information required by this item is incorporated herein by reference to pages 2-4 of the Company's 1998 Proxy Statement.

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

COMPENSATION OF EXECUTIVE OFFICERS AND OTHERS

The information required by this item is incorporated herein by reference to pages 4 and 5 of the Company's 1998 Proxy Statement.

STOCK OPTIONS PLANS

At December 31, 1998, the Company had three qualified incentive stock option plans for the benefit of the employees of Enterbank Holdings and its subsidiaries. Plan I was adopted on April 20, 1988 with 144,000 options. As of December 31, 1998, Plan I had 16,575 options outstanding and no options available for future grant. Plan II was adopted on April 25, 1990 with 75,000 options. Plan II had 73,400 options outstanding and no options available for grant. Plan III was adopted on June 19, 1996 with 200,000 options. Plan III has 183,400 options outstanding and 16,300 options available for future grants.

In 1998, the Company adopted by Board Approval a nonqualified stock option plan ("the Nonqualified Plan"), which sets aside up to 35,000 shares of company Common Stock to grant options to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which my be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The Company believes strongly in motivating its key employees by encouraging ownership in the organization. The purchase price for any options granted under the Nonqualified Plan will be determined based upon the market value of the Common Stock at the time such options are granted. At December 31, 1998, the Nonqualified plan had 23,000 options outstanding and 12,000 options available for future grants.

Following is a summary of the various plan transactions:

                                           Number                Price
                                          of shares            per share               Total
                                         ----------        ----------------        -------------

      December 31, 1995                     213,000           $ 5.00-9.25             $1,251,500
         Granted                                 --                    --                     --
         Exercised                               --                    --                     --
         Forfeited                               --                    --                     --
                                         ----------        ----------------        -------------
      December 31, 1996                     213,000           $ 5.00-9.25             $1,251,500
         Granted                            202,000           16.00-16.75              3,233,500
         Exercised                           53,500                  5.00                267,500
         Forfeited                            8,500                 16.00                136,000
                                         ----------        ----------------        -------------
      December 31, 1997                     353,000           $ 5.00-16.75            $4,081,500
         Granted                             28,800            25.00-32.00               863,425
         Exercised                           73,425             5.00-16.00               385,525
         Forfeited                           12,000             9.25-16.00               186,600
                                         ----------        ----------------        -------------
      December 31, 1998                     296,375           $ 5.00-32.00            $4,372,800
                                         ==========        ================        =============

DIRECTORS' COMPENSATION

Non-employee directors of the Company and the Bank receive directors' fees of $200 for each Board of Directors meeting and $50 for each loan committee meeting they attend.

                      BENEFICIAL OWNERSHIP OF SECURITIES
                      ----------------------------------

The information required by this item is incorporated herein by reference to pages 7 and 8 of the Company's 1998 Proxy Statement.

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

The Company's Clayton banking facility is leased from a limited partnership in which Fred H. Eller, the Company's Chief Executive Officer, is a limited partner and Robert E. Saur, a director of the Company, is a general partner. Terms of the lease were negotiated by parties other than Fred H. Eller or Robert E. Saur and based on the fair market value at origination. Rent expense, net of income from the sublet portions of the premises, amounted to $202,270 in 1998.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Enterbank Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Enterbank Holdings, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterbank Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



January 29, 1999

                            ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                  Consolidated Balance Sheets

                                  December 31, 1998 and 1997
                     Assets                                      1998              1997
                     ------                                   ----------        ----------

Cash and due from banks                                     $ 29,701,018      $ 13,897,054
Federal funds sold                                            14,250,000        32,825,000
Interest-bearing deposits                                          5,035           148,349
Investments in debt and equity securities:
   Available for sale, at estimated fair value                45,592,327        12,514,721
   Held to maturity, at amortized cost
     (estimated fair value of $704,723 in 1998
     and $920,154 in 1997)                                       698,609           919,163
                                                            ------------      ------------
        Total investments in debt and equity securities       46,290,936        13,433,884
                                                            ------------      ------------
Loans held for sale                                            6,272,124         1,324,244
Loans, net of unearned loan fees                             273,817,522       225,560,208
   Less allowance for loan losses                              3,200,000         2,510,000
                                                            ------------      ------------
        Loans, net                                           270,617,522       223,050,208
                                                            ------------      ------------
Other real estate owned                                          806,072           806,072
Office equipment and leasehold improvements                    3,063,123         2,328,699
Accrued interest receivable                                    1,648,775         1,448,343
Investment in Enterprise Fund, L.P.                              424,484           225,683
Prepaid expenses and other assets                              2,224,829         1,877,320
                                                            ------------      ------------
        Total assets                                        $375,303,918      $291,364,856
                                                            ============      ============

             Liabilities and Shareholders' Equity
             ------------------------------------
Deposits:
   Demand                                                   $ 61,114,961      $ 46,052,686
   Interest-bearing transaction accounts                      24,234,717        22,519,772
   Money market accounts                                     149,177,922        98,639,345
   Savings                                                     1,471,647         1,429,316
   Certificates of deposit:
     $100,000 and over                                        43,326,061        32,824,697
     Other                                                    59,854,862        62,834,818
                                                            ------------      ------------
        Total deposits                                       339,180,170       264,300,634
Federal Home Loan Bank advances                                6,000,000                --
Accrued interest payable                                         608,056           549,059
Accounts payable and accrued expenses                            275,563           448,371
                                                            ------------      ------------
                  Total liabilities                          346,063,789       265,298,064
                                                            ------------      ------------
Shareholders' equity:
   Common stock, $.01 par value; authorized 3,000,000
     shares; issued and outstanding 2,371,837 shares in
     1998 and 2,298,412 shares in 1997                            23,719            22,984
   Surplus                                                    19,264,000        18,879,210
   Retained earnings                                           9,941,792         7,166,071
   Accumulated other comprehensive income                         10,618            (1,473)
                                                            ------------      ------------
        Total shareholders' equity                            29,240,129        26,066,792
                                                            ------------      ------------
        Total liabilities and shareholders' equity          $375,303,918      $291,364,856
                                                            ============      ============

See accompanying notes to consolidated financial statements.

                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                          Consolidated Statements of Income

                                    Years ended December 31, 1998, 1997 and 1996

                                                                       1998              1997            1996
                                                                    -----------      -----------     -----------
Interest income:
    Interest and fees on loans                                      $23,001,165      $16,795,887     $11,426,260
    Interest on debt and equity securities:
       Taxable                                                          878,147        1,017,897         692,742
       Nontaxable                                                        26,565           34,630          38,914
    Interest on federal funds sold                                    1,468,652          909,326         396,244
    Interest on interest bearing deposits                                39,740            1,289              --
                                                                    -----------      -----------     -----------
          Total interest income                                      25,414,269       18,759,029      12,554,160
                                                                    -----------      -----------     -----------
Interest expense:
    Interest-bearing transaction accounts                               492,581          410,915         331,943
    Money market accounts                                             5,361,463        3,604,225       2,006,578
    Saving                                                               36,918           32,357          33,122
    Certificates of deposit:
       $100,000 and over                                              2,189,803        1,658,554       1,346,428
       Other                                                          3,722,039         2,862,25       1,834,540
    Federal funds purchased                                                  --           11,035           1,027
    Federal Home Loan Bank advances                                      66,527               --              --
    Notes payable                                                            --            2,888          15,274
                                                                    -----------      -----------     -----------
          Total interest expense                                     11,869,331        8,582,230       5,568,912
                                                                    -----------      -----------     -----------
          Net interest income                                        13,544,938       10,176,799       6,985,248
Provision for loan losses                                               710,899          775,064         345,410
                                                                    -----------      -----------     -----------
          Net interest income after
            provision for loan losses                                12,834,039        9,401,735       6,639,838
                                                                    -----------      -----------     -----------
Noninterest income:
    Service charges on deposit accounts                                 252,873          173,452         129,414
    Other service charges and fee income                                585,169          228,479         252,087
    Merchant credit card income                                              --               --         600,981
    Gain on sale of credit card operation                                    --               --         320,000
    Gain on sale of mortgage loans                                    1,242,869           78,948              --
    Loss on investment in Enterprise Fund, L.P.                          (2,199)          (4,904)        (62,690)
                                                                    -----------      -----------     -----------
          Total noninterest income                                    2,078,712          475,975       1,239,792
                                                                    -----------      -----------     -----------
Noninterest expense:
    Salaries                                                          5,103,863        3,221,147       2,400,165
    Payroll taxes and employee benefits                                 999,579          620,438         465,475
    Occupancy                                                           879,046          552,063         333,795
    Equipment                                                           389,274          227,061         145,501
    FDIC insurance                                                       40,638           21,846           2,000
    Data processing                                                     306,691          237,248         247,696
    Merchant credit card expense                                             --               --         441,991
    Other                                                             2,332,611        1,458,773       1,109,711
                                                                    -----------      -----------     -----------
          Total noninterest expense                                  10,051,702        6,338,576       5,146,334
                                                                    -----------      -----------     -----------
          Income before income tax expense                            4,861,049        3,539,134       2,733,296
Income tax expense                                                    1,850,275        1,316,590       1,031,344
                                                                    -----------      -----------     -----------
          Net income                                                $ 3,010,774      $ 2,222,544     $ 1,701,952
                                                                    ===========      ===========     ===========

Basic earnings per share                                            $      1.28      $      1.06     $      1.11
Diluted earnings per share                                          $      1.20      $      1.00     $       .97

Basic weighted average common shares and
    potential common stock                                            2,350,763        2,095,359       1,538,418
Diluted weighted average common shares and
    potential common stock                                            2,514,940        2,224,967       1,750,686

See accompanying notes to consolidated financial statements.

                                        ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Shareholders' Equity

                                      Years ended December 31, 1998, 1997 and 1996

                                                                                               Net
                                                                                           unrealized
                                                                                             holding
                                                                                              gains
                                                                                           (losses) on       Total
                                       Common Stock                                         available-      share-
                                -------------------------                     Retained       for-sale       holders'
                                  Shares           Amount      Surplus        earnings      securities      equity
                                ----------        -------    -----------      ---------     ----------    -----------
Balance, December 31, 1995       1,463,400        $14,634    $ 8,503,666     $3,558,208       $(24,361)   $12,052,147
Net income                              --             --             --      1,701,952             --      1,701,952
Dividends declared
   ($.08 per share)                     --             --             --       (121,548)            --       (121,548)
Stock warrants exercised           198,960          1,990      1,092,290             --             --      1,094,280
Other comprehensive income              --             --             --             --         31,062         31,062
                                 ---------        -------    -----------     ----------       --------    -----------
Balance, December 31, 1996       1,662,360         16,624      9,595,956      5,138,612          6,701     14,757,893
Net income                              --             --             --      2,222,544             --      2,222,544
Dividends declared
   ($.09 per share)                     --             --             --       (195,085)            --       (195,085)
Stock options exercised             53,500            535        266,965             --             --        267,500
Issuance of Common Stock           582,552          5,825      9,016,289             --             --      9,022,114
Other comprehensive income              --             --             --             --         (8,174)        (8,174)
                                 ---------        -------    -----------     ----------       --------    -----------
Balance, December 31, 1997       2,298,412         22,984     18,879,210      7,166,071         (1,473)    26,066,792
Net income                              --             --             --      3,010,774             --      3,010,774
Dividends declared
   ($.10 per share)                     --             --             --       (235,053)            --       (235,053)
Stock options exercised             73,425            735        384,790                                      385,525
Other comprehensive income              --             --             --             --         12,091         12,091
                                 ---------        -------    -----------     ----------       --------    -----------
Balance, December 31, 1998       2,371,837        $23,719    $19,264,000     $9,941,792       $ 10,618    $29,240,129
                                 =========        =======    ===========     ==========       ========    ===========


See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                      Years ended December 31, 1998, 1997 and 1996

                                                                                        1998              1997           1996
                                                                                    ------------      ------------   ------------
Cash flows from operating activities:
   Net income                                                                       $  3,010,774      $  2,222,544   $  1,701,952
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                   488,790           311,132        225,328
         Provision for loan losses                                                       710,899           775,064        345,410
         Write-downs and losses on other real estate owned, net                               --            24,259          6,646
         Gain on sale of other real estate owned                                         (26,546)               --             --
         Net accretion of debt and equity securities                                    (288,951)         (207,715)        (6,357)
         Loss on investment in Enterprise Fund, L.P.                                       2,199             4,904         62,690
         Mortgage loans originated                                                   (94,433,924)       (8,455,878)            --
         Proceeds from mortgage loans sold                                            90,728,913         7,210,582             --
         Gain on sale of mortgage loans                                               (1,242,869)          (78,948)            --
         (Increase) decrease in accrued interest receivable                             (200,432)         (512,479)        45,178
         Increase in prepaid expenses and other assets                                  (347,509)         (897,959)      (333,550)
         Increase in accrued interest payable                                             58,997           239,549         22,311
         Increase (decrease) in accounts payable and accrued expenses                   (179,036)          196,962         12,960
                                                                                    ------------      ------------   ------------
             Net cash provided by operating activities                                (1,718,695)          832,017      2,082,568
                                                                                    ------------      ------------   ------------
Cash flows from investing activities:
   Purchases of interest-bearing deposits                                                     --          (148,349)            --
   Proceeds from maturity of interest-bearing deposits                                   143,314                --             --
   Purchases of available for sale debt securities                                   (49,683,878)      (18,788,955)    (8,922,967)
   Purchases of available for sale equity securities                                    (320,000)          (90,500)       (94,200)
   Purchases of held to maturity debt securities                                        (256,689)         (101,076)      (414,733)
   Proceeds from maturities of available for sale debt securities                     17,250,000        20,580,000     11,140,000
   Proceeds from maturities and principal paydowns on
      held to maturity debt securities                                                   460,785           407,956          6,276
   Net increase in loans                                                             (48,275,994)      (91,597,180)   (23,649,751)
   Proceeds from sale of other real estate owned                                          24,327           184,095             --
   Purchases of office equipment and leasehold improvements                           (1,225,736)       (1,520,563)      (549,219)
   Write-down of office equipment and leasehold improvements                               2,522                --             --
   Contributions returned from (paid to) investment in Enterprise Fund, L.P.            (201,000)          319,500       (520,500)
                                                                                    ------------      ------------   ------------
      Net cash used in investing activities                                          (82,082,349)      (90,755,072)   (23,005,094)
                                                                                    ------------      ------------   ------------
Cash flows from financing activities:
   Net increase in demand and savings accounts                                        67,358,128        65,187,192     12,195,505
   Net increase in certificates of deposit                                             7,521,408        30,152,353     15,625,520
   Increase in Federal Home Loan Bank Advances                                         6,000,000                --             --
   (Decrease) increase in notes payable                                                       --          (300,000)       300,000
   Cash dividends paid                                                                  (235,053)         (195,085)      (121,548)
   Proceeds from the issuance of common stock                                                 --         9,022,114             --
   Proceeds from the exercise of stock warrants and common stock options                 385,525           267,500      1,094,280
                                                                                    ------------      ------------   ------------
      Net cash provided by financing activities                                       81,030,008       104,134,074     29,093,757
                                                                                    ------------      ------------   ------------
      Net increase in cash and due from banks                                         (2,771,036)       14,211,019      8,171,231
   Cash and cash equivalents, beginning of year                                       46,722,054        32,511,035     24,339,804
                                                                                    ------------      ------------   ------------
   Cash and cash equivalents, end of year                                           $ 43,951,018      $ 46,722,054   $ 32,511,035
                                                                                    ============      ============   ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                      $ 11,810,334      $  8,342,681   $  5,546,601
      Income taxes                                                                     2,014,266         1,509,322      1,144,759
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                         97,781           140,000         50,000
      Loans made to facilitate the sale of other real estate owned                       100,000                --         70,000
                                                                                    ============      ============   ============


See accompanying notes to consolidated financial statements.

                                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                Consolidated Statements of Comprehensive Income

                                 Years ended December 31, 1998, 1997 and 1996

                                                                1998           1997           1996
                                                             ----------     ----------     ----------
Net income                                                   $3,010,774     $2,222,544     $1,701,952
Other comprehensive income, before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period                                              18,319        (12,385)        47,065
                                                             ----------     ----------     ----------
Other comprehensive income, before tax                           18,319        (12,385)        47,065
Income tax benefit (expense) related to items of
  other comprehensive income                                     (6,228)         4,211        (16,003)
                                                             ----------     ----------     ----------
Other comprehensive income, net of tax                           12,091         (8,174)        31,062
                                                             ----------     ----------     ----------
Comprehensive income                                         $3,022,865     $2,214,370     $1,733,014
                                                             ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                      December 31, 1998, 1997 and 1996


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

Additionally, Enterprise Capital Resources, Inc. (Capital Resources) was formed as a small business investment company in 1995 and, on May 11, 1995, Enterbank Holdings, Inc. acquired 100% of the outstanding shares of Capital Resources. Subsequent to December 31, 1997, Capital Resources changed its name to Enterprise Merchant Banc, Inc. (Merchant Banc).

In 1997, the Company organized Enterprise Financial Advisors ("Financial Advisors") as a division of the Bank to provide fee-based personal financial planning, estate planning, and corporate planning services to the Company's target market. The Company entered into solicitation and referral agreements with Moneta Group, Inc., a financial planning company, as part of the organization of Financial Advisors. In 1998, Financial Advisors obtained trust powers. The Company renegotiated the agreements with Moneta with the introduction of trust services.

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

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


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

LOANS HELD FOR SALE

During 1997, the Company began mortgage banking operations. Mortgage banking activities included the origination of residential mortgage loans for sale to various investors. Mortgage loans are originated and intended for sale in the secondary market, principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association
(FNMA). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method.
Mortgage banking revenues, including origination fees, net gains on sales of servicing rights, net gains or losses on sales of mortgages and other fee income, which is determined on a specific identification method, were less than five percent of the Company's total revenue for the year ended December 31, 1998. The Company does not retain servicing on any loans originated and sold, nor does the Company have any purchased mortgage servicing rights at December 31, 1998.

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

OTHER REAL ESTATE OWNED

Other real estate owned represents property acquired through foreclosure or deeded to the Company's subsidiary bank in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate owned is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell. Subsequent reductions in fair value are expensed or recorded in a valuation reserve account through a provision against income. Subsequent increases in the fair value are recorded through a reversal of the valuation reserve, but not below zero.

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


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

STOCK OPTIONS

The Corporation accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to expense the fair value of stock-based awards, as measured on the date of grant, over their vesting period. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


NEW ACCOUNTING STANDARDS

Effective December 31, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available for sale securities. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. SFAS 130's disclosure requirements had no impact on the Company's financial condition or results of operations.

Effective December 31, 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The new disclosures are included in Note 18 to the consolidated financial statements.

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

NOTE 3--EARNINGS PER SHARE

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants.

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


The components of basic earnings per share are as follows:

                                         1998              1997              1996
                                      ----------        ----------        ----------
BASIC

Net income attributable to
   common shareholders' equity        $3,010,774        $2,222,544        $1,701,952
                                      ==========        ==========        ==========
Weighted average common
   shares outstanding                  2,350,763         2,095,359         1,538,418
                                      ==========        ==========        ==========

Basic earnings per share                   $1.28             $1.06             $1.11
                                           =====             =====             =====

The components of diluted earnings per share are as follows:

                                         1998              1997              1996
                                      ----------        ----------        ----------
DILUTED

Net income attributable to
   common shareholders' equity        $3,010,774        $2,222,544        $1,701,952
                                      ==========        ==========        ==========

Weighted average common
   shares outstanding                  2,350,763         2,095,359         1,538,418
Stock warrants                                --                --            79,979
Stock options                            164,177           129,608           132,289
                                      ----------        ----------        ----------
Diluted weighted average
   common shares outstanding          $2,514,940        $2,224,967        $1,750,686
                                      ==========        ==========        ==========

Diluted earnings per share                 $1.20             $1.00             $0.97
                                           =====             =====             =====

NOTE 4--REGULATORY RESTRICTIONS

The Company's subsidiary bank is subject to regulations by regulatory authorities which require the maintenance of minimum capital standards which may affect the amount of dividends the Company's subsidiary bank can pay.

At December 31, 1998 and 1997, approximately $8,001,000 and $3,427,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


NOTE 5--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1998 and 1997 is as follows:

                                                                              1998
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                  Amortized        Unrealized       Unrealized        Estimated
                                                    Cost             Gains            Losses          Fair Value
                                                 -----------       ----------       ----------        ----------
U. S. Treasury securities and obligations
      of U.S. government corporations
      and agencies                               $44,704,739        $24,142            $8,054        $44,720,827
Federal Home Loan Bank stock                         871,500             --                --            871,500
                                                 -----------        -------            ------        -----------
                                                 $45,576,239        $24,142            $8,054        $45,592,327
                                                 ===========        =======            ======        ===========

                                                                              1997
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                  Amortized        Unrealized       Unrealized        Estimated
                                                    Cost             Gains            Losses          Fair Value
                                                 -----------       ----------       ----------        ----------
U. S. Treasury securities and obligations
      of U.S. government corporations
      and agencies                               $11,965,452        $ 4,152            $6,383        $11,963,221
Federal Home Loan Bank stock                         551,500             --                --            551,500
                                                 -----------        -------            ------        -----------
                                                 $12,516,952        $ 4,152            $6,383        $12,514,721
                                                 ===========        =======            ======        ===========

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Amortized              Estimated
                                                                         Cost                 Fair Value
                                                                      -----------            -----------
      Due in one year or less                                         $42,692,435            $42,715,621
      Due after one year through five years                             2,012,304              2,005,206
      Securities with no stated maturity                                  871,500                871,500
                                                                      -----------            -----------
                                                                      $45,576,239            $45,592,327
                                                                      ===========            ===========

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1998 and 1997 is as follows:

                                                                              1998
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                  Amortized        Unrealized       Unrealized        Estimated
                                                    Cost             Gains            Losses          Fair Value
                                                 -----------       ----------       ----------        ----------
Mortgage-backed securities                       $ 30,106            $  245            $  --           $ 30,351
Municipal bonds                                   668,503             5,908               39            674,372
                                                 --------            ------            -----           --------
                                                 $698,609            $6,153            $  39           $704,723
                                                 ========            ======            =====           ========

                                                                              1997
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                  Amortized        Unrealized       Unrealized        Estimated
                                                    Cost             Gains            Losses          Fair Value
                                                 -----------       ----------       ----------        ----------
Mortgage-backed securities                       $ 37,825            $   --            $ 24            $ 37,801
Municipal bonds                                   881,338             1,914             899             882,353
                                                 --------            ------            ----            --------
                                                 $919,163            $1,914            $923            $920,154
                                                 ========            ======            ====            ========

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Amortized                 Estimated
                                                                   Cost                  Fair Value
                                                                ---------                ----------
            Due in one year or less                             $103,400                   $103,361
            Due after one year through five years                565,103                    571,011
            Mortgage-backed securities                            30,106                     30,351
                                                                --------                   --------
                                                                $698,609                   $704,723
                                                                ========                   ========

There were no sales of investments in debt and equity securities in 1998, 1997 or 1996. Debt and equity securities having a carrying value of $6,941,888 and $8,748,476 at December 31, 1998 and 1997, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law.

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

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


NOTE 6--LOANS

A summary of loans by category at December 31, 1998 and 1997 is as follows:

                                                                1998              1997
                                                            ------------      ------------
      Commercial and industrial                             $ 81,346,004      $ 64,489,557
      Loans secured by real estate                           179,959,303       148,892,185
      Other                                                   12,609,494         7,226,719
                                                            ------------      ------------
                                                             273,914,801       225,608,461
      Less unearned loan fees                                     97,279            48,253
                                                            ------------      ------------
                                                            $273,817,522      $225,560,208
                                                            ============      ============

The breakdown of loans secured by real estate at December 31, 1998 and 1997 is as follows:

                                                                1998              1997
                                                            ------------      ------------

      Business and personal loans                           $ 65,011,812      $ 44,965,663
      Income-producing properties                             55,283,273        55,025,798
      Owner-occupied properties                               10,628,492        10,259,749
      Real estate development properties                      49,035,726        38,640,975
                                                            ------------      ------------
                                                            $179,959,303      $148,892,185
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

Following is a summary of activity for the year ended December 31, 1998 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

            Balance, December 31, 1997            $11,015,254
            New loans                               4,836,823
            Payments and other reductions          (8,218,356)
                                                  -----------
            Balance, December 31, 1998            $ 7,633,721
                                                  ===========

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


A summary of activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                                 1998              1997              1996
                                                              ----------        ----------        ----------
Balance at beginning of year                                  $2,510,000        $1,765,000        $1,400,000
Provisions charged to operations                                 710,899           775,064           345,410
Loans charged off                                                (48,854)         (161,799)               --
Recoveries of loans previously
      charged off                                                 27,955           131,735            19,590
                                                              ----------        ----------        ----------
Balance at end of year                                        $3,200,000        $2,510,000        $1,765,000
                                                              ==========        ==========        ==========

A summary of impaired loans, which include nonaccrual loans, at December 31, 1998, 1997 and 1996 is as follows:


                                                                 1998               1997              1996
                                                              ----------          --------          --------
      Nonaccrual loans                                        $    2,000          $ 50,000          $130,704
      Impaired loans continuing
          to accrue interest                                   1,084,658           916,803           505,669
                                                              ----------          --------          --------
               Total impaired loans                           $1,086,658          $966,803          $636,373
                                                              ==========          ========          ========
      Allowance for losses on specific
          impaired loans                                      $  157,870          $191,804          $ 82,616
      Impaired loans with no related
          allowance for loan losses                                   --                --                --
      Average balance of impaired
          loans during the year                               $  915,260          $563,943          $636,563
                                                              ==========          ========          ========

If interest on nonaccrual loans had been accrued, such income would have been $31, $1,537 and $15,147 for the years ended December 31, 1998, 1997 and 1996, respectively. The amount recognized as interest income on nonaccrual loans was $138, $4,864 and $2,005 for the years ended December 31, 1998, 1997 and 1996, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $126,355, $94,801 and $44,616 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 7--OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS

A summary of office equipment and leasehold improvements at December 31, 1998 and 1997 is as follows:


                                                               1998                 1997
                                                            ----------           ----------
      Data processing equipment                             $  903,851           $  691,985
      Furniture, fixtures and equipment                      2,299,995            1,741,621
      Leasehold improvements                                 1,633,585            1,184,052
      Automobile                                                29,023               26,425
                                                            ----------           ----------
                                                             4,866,454            3,644,083
      Less accumulated depreciation
         and amortization                                    1,803,331            1,315,384
                                                            ----------           ----------
      Office equipment and leasehold improvements, net      $3,063,123           $2,328,699
                                                            ==========           ==========

Depreciation and amortization of office equipment and leasehold improvements included in occupancy expense amounted to $488,790 in 1998, $311,132 in 1997 and $225,328 in 1996.

                                                                (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


The Company's banking facilities are leased under agreements that expire in 1999, 2015, 2012 and 2003 for Clayton, St. Charles County, the City of Sunset Hills, and St. Louis County, respectively. The Company has the option to renew the Clayton facility lease for three additional five-year periods with
future rentals to be agreed upon.   The Company has no future rental options
for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then current market conditions and inflation. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. The Company has the option to renew the St. Louis County facility lease for three additional five-year periods with future rentals to agreed upon. One section of the Clayton facility is sublet and the proceeds are used to reduce the Company's occupancy expenses. The Merchant Banc facility in Kansas is leased under an agreement that expires in 2003. The Company has no future rental options for the Kansas office. Rent expense amounted to $749,086, $436,524 and $319,002 in 1998, 1997 and 1996,
respectively, and sublease rental income amounted to $42,816, $35,422 and $77,568 in 1998, 1997 and 1996, respectively. The Company leases its Clayton facility from a partnership in which a director and an officer have an ownership interest. The future minimum rental commitments required under the leases are as follows:

                     Year                               Amount
                     ----                               ------
                     1999                             $776,125
                     2000                              784,892
                     2001                              793,658
                     2002                              793,658
                     2003                              426,065
                                                      ========

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 8--INVESTMENT IN ENTERPRISE FUND, L.P.

The Company and its subsidiaries have a combined 10% interest in a limited liability small business investment partnership, The Enterprise Fund L.P., for which a subsidiary of the company serves as the general partner. The Company has an additional $502,500 in future capital commitments. This investment, which is accounted for using the equity method of accounting, had a carrying value of $424,484 and $225,683 at December 31, 1998 and 1997, respectively.

NOTE 9--FEDERAL HOME LOAN BANK ADVANCES

The Bank maintains a $2 million line of credit from the Federal Home Loan Bank of Des Moines. In addition, the Bank has access to Federal Home Loan Bank advances. Federal Home Loan Bank advances are secured under a blanket agreement which assigns all Federal Home Loan Bank stock, and one to four family mortgage loans equal to 150% of the outstanding balance. On October 5, 1998, the Bank obtained two advances from the Federal Home Loan Bank - $3,000,000 for three years at 4.68% payable monthly and $3,000,000 for five years at 4.72% payable monthly. No advances on the line were made in 1997.

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


NOTE 10--MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 1998:

                                                                   $100,000
                     Maturity Period                               and Over             Other             Total
        ---------------------------------------                  -----------         -----------      ------------
      Less than 1 year                                           $40,116,764         $53,204,783      $ 93,321,547
      Greater than 1 year and less than 2 years                    2,354,297           3,658,391         6,012,688
      Greater than 2 years and less than 3 years                     350,000           1,354,065         1,704,065
      Greater than 3 years and less than 4 years                     405,000             548,077           953,077
      Greater than 4 years and less than 5 years                     100,000           1,074,032         1,174,032
      Over 5 years                                                        --              15,514            15,514
                                                                 -----------         -----------      ------------
                                                                 $43,326,061         $59,854,862      $103,180,923
                                                                 ===========         ===========      ============

NOTE 11--NOTE PAYABLE

On April 23, 1996, the Company obtained a $1,000,000 unsecured line of credit from an unaffiliated bank. The line of credit was a one-year interest-only note accruing interest at the unaffiliated bank's prime rate. The Company chose not to renew the line of credit at the maturity date in April 1997. For the year ended December 31, 1997, the average balance and maximum month-end balance of the note payable; were $25,000 and $300,000, respectively. The average rate paid on the note payable was 8.25% in 1997.

NOTE 12--INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                     1998                1997              1996
                                                                  ----------          ----------        ----------
      Current:
         Federal                                                  $1,821,571          $1,407,463        $1,021,847
         State and local                                             289,415             217,479           153,811
      Deferred                                                      (260,711)           (308,352)         (144,314)
                                                                  ----------          ----------        ----------
                                                                  $1,850,275          $1,316,590        $1,031,344
                                                                  ==========          ==========        ==========

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 34% in 1998, 1997 and 1996, to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

                                                                     1998                1997              1996
                                                                  ----------          ----------        ----------
      Income tax expense at statutory rate                        $1,652,757          $1,203,306        $  929,320
      Increase (reduction) in income taxes
         resulting from:
            Tax-exempt income                                        (55,510)            (31,828)          (23,570)
            State and local income tax
               expense                                               191,014             143,536           101,515
      Other, net                                                      62,014               1,576            24,079
                                                                  ----------          ----------        ----------
               Total tax expense                                  $1,850,275          $1,316,590        $1,031,344
                                                                  ==========          ==========        ==========

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


A net deferred income tax asset of $1,033,086 and $778,604 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 1998 and 1997, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 is as follows:

                                                                 1998               1997
                                                              ----------          --------
      Deferred tax assets:
         Allowance for loan losses                            $1,098,172          $831,869
         Unrealized losses on securities
            available for sale                                        --               759
         Other                                                     8,297            17,613
                                                              ----------          --------
              Total deferred tax assets                        1,106,469           850,241
                                                              ----------          --------
      Deferred tax liabilities:
         Deferred loan fees                                        1,709             6,495
         Office equipment and leasehold
            improvements                                          66,204            65,142
         Unrealized gains on securities
            available for sale                                     5,470                --
                                                              ----------          --------
              Total deferred tax liabilities                      73,383            71,637
                                                              ----------          --------
              Net deferred tax asset                          $1,033,086          $778,604
                                                              ==========          ========

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 1998, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

NOTE 13-- REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the FDIC dated January 14, 1997 categorized the Bank as well as capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                                 For Capital                  Prompt
                                                       Actual                 Adequacy Purposes          Action Provisions
                                                -------------------          -------------------         ------------------
                                                Amount        Ratio          Amount        Ratio         Amount       Ratio
                                                ------        -----          ------        -----         -----        -----
As of December 31, 1998:
   Total Capital (to risk weighted assets)
      Enterbank Holdings,Inc.                $32,400,862     10.97%       $23,618,397     8.00%       $29,522,997     10.00%
      Enterprise Bank                         30,809,159     10.48         23,520,774     8.00         29,400,967     10.00
   Tier 1 Capital (to risk weighted assets)
      Enterbank Holdings, Inc.               $29,200,862      9.89%       $11,809,199     4.00%       $17,713,798      6.00%
      Enterprise  Bank                        27,609,159      9.39         11,760,387     4.00         17,640,580      6.00
   Tier 1 Capital (to average assets)
      Enterbank Holdings, Inc.               $29,200,862      9.16%       $ 9,558,703     3.00%       $15,931,172      5.00%
      Enterprise Bank                         27,609,159      8.69          9,526,209     3.00         15,877,015      5.00

As of December 31, 1997:
   Total Capital (to risk weighted assets)
      Enterbank Holdings, Inc.               $28,538,743     12.28%       $18,591,401     8.00%       $23,239,251     10.00%
      Enterprise Bank                         25,915,000     11.19         18,525,813     8.00         23,157,266     10.00
   Tier 1 Capital (to risk weighted assets)
      Enterbank Holdings, Inc.               $26,028,743     11.20%       $ 9,295,700     4.00%       $13,943,551      6.00%
      Enterprise Bank                         23,405,000     10.11          9,262,906     4.00         13,894,359      6.00
   Tier 1 Capital (to average assets)
      Enterbank Holdings, Inc.               $26,028,743     11.42%       $ 6,837,420     3.00%       $11,395,700      5.00%
      Enterprise Bank                         23,405,000     10.30          6,814,013     3.00         11,356,689      5.00

NOTE 14--SHAREHOLDERS' EQUITY

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

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


NOTE 15--COMPENSATION PLANS

STOCK OPTIONS PLANS

At December 31, 1998, the Company had three qualified incentive stock option plans for the benefit of the employees of Enterbank Holdings and it's subsidiaries. Plan I was adopted on April 20, 1988 with 144,000 options. As of December 31, 1998, Plan I had 16,575 options outstanding and no options available for future grant. Plan II was adopted on April 25, 1990 with 75,000 options. Plan II had 73,400 options outstanding and no options available for grant. Plan III was adopted on June 19, 1996 with 200,000 options. Plan III had 183,400 options outstanding and 16,300 options available for future grants.

In 1998, the Company adopted by Board Approval a nonqualified stock option plan ("the Nonqualified Plan"), which sets aside up to 35,000 shares of company Common Stock to grant options to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which my be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The purchase price for any options granted under the Nonqualified Plan will be determined based upon the market value of the Common Stock at the time such options are granted. At December 31, 1998, the nonqualified plan has 23,000 options outstanding and 12,000 options available for future grants.

Following is a summary of the various plan transactions:

                                         Number               Price
                                       of shares            per share            Total
                                      ----------        ----------------------------------
      December 31, 1995                  213,000           $ 5.00 - 9.25        $1,251,500
         Granted                              --                      --                --
         Exercised                            --                      --                --
         Forfeited                            --                      --                --
                                      ----------        ----------------     -------------
      December 31, 1996                  213,000           $ 5.00 - 9.25        $1,251,500
         Granted                         202,000            16.00 -16.75         3,233,500
         Exercised                        53,500                    5.00           267,500
         Forfeited                         8,500                   16.00           136,000
                                      ----------        ----------------     -------------
      December 31, 1997                  353,000           $ 5.00 -16.75        $4,081,500
         Granted                          28,800            25.00 -32.00           863,425
         Exercised                        73,425             5.00 -16.00           385,525
         Forfeited                        12,000             9.25 -16.00           186,600
                                      ----------        ----------------     -------------
      December 31, 1998                  296,375           $ 5.00 -32.00        $4,372,800
                                      ==========        ================     =============

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method contained in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1998             1997              1996
                                                 ------           ------            ------
      Net income
         As reported                           $  3,011         $  2,222          $  1,702
         Pro forma                                2,762            2,025             1,702

      Earnings per share:
         Basic:
            As reported                        $   1.28         $   1.06          $   1.11
            Pro forma                              1.18             0.97              1.11

         Diluted:
            As reported                        $   1.20         $   1.00          $   0.97
            Pro forma                              1.10             0.91              0.97

The fair value of each option granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 5.50%, 5.46%, 5.40% and 4.67% for February, June, August and September, respectively; a dividend yield of 0.67%; vesting period for 5 years; expected lives of 10 years; and volatility of 27.23%. The weighted average fair value of the options granted in 1998 was $13.67.

There were no options granted in 1996. The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 6.90%, 6.40% and 6.10% for April, July and September, respectively; a dividend yield of 0.25%; vesting period of 5 years; expected lives of 10 years; and volatility of 25%. The weighted average fair value of the options granted in 1997 was $8.45. There were no options granted in 1996.

Effective January 1, 1993, the company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for contributions to the plan was $153,621 for 1998, $78,948 for 1997 and $66,000 for 1996.

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

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its balance sheets.

The contractual amount of off-balance-sheet financial instruments as of December 31, 1998 and 1997 is as follows:

                                                    1998              1997
                                                ------------      ------------
      Commitments to extend credit              $164,012,297      $124,493,916
      Standby letters of credit                   10,368,944         6,237,738
                                                ============      ============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 1998, approximately $12,684,764 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

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

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 1998 and 1997:

                                                                    1998                           1997
                                                        ----------------------------   ------------------------------
                                                           Carrying      Estimated      Carrying         Estimated
                                                            Amount       fair value      Amount          fair value
                                                        ------------    ------------   ------------      ------------
      Balance sheet assets:
         Cash and due from banks                        $ 29,701,018    $ 29,701,018   $ 13,897,054      $ 13,897,054
         Federal funds sold                               14,250,000      14,250,000     32,825,000        32,825,000
         Interest-bearing deposits                             5,035           5,035        148,349           148,349
         Investments in debt and equity
            securities                                    46,290,936      46,297,050     13,433,884        13,434,875
         Loans held for sale                               6,272,124       6,362,197      1,324,244         1,334,466
         Loans, net                                      270,617,522     270,920,794    223,050,208       222,777,300
         Accrued interest receivable                       1,648,775       1,648,775      1,448,343         1,448,343
                                                        ============    ============   ============      ============
      Balance sheet liabilities:
         Deposits                                       $339,180,170    $339,696,164   $264,300,634      $264,539,273
         FHLB advances                                     6,000,000       6,004,397             --                --
         Accrued interest payable                            608,056         608,056        549,059           549,059
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

FEDERAL HOME LOAN BANK ADVANCES

The fair value of Federal Home Loan Bank advances is based on the discounted value of contractual cash flows. The discount rate is estimated using rates on borrowed money with similar remaining maturities.

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

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


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

NOTE 18-LINE OF BUSINESS RESULTS

Management of the Company reviews the financial performance of its operating segments on an after-tax basis. The company's three major operating segments in 1998 include Enterbank Holdings, Enterprise Bank and Enterprise Merchant Banc. Enterbank Holdings includes general corporate expenses not allocated to the operating segments. Enterprise Bank provides a full range of commercial banking services. These services include but are not limited to loans, demand and interest earning accounts, safe deposit boxes, lock boxes and cash management services. Currently, the Bank includes Enterprise Financial Advisors, which offers financial planning and trust services. The Merchant Banc segment offers merchant banking and venture capital services. Following is the financial results for the Company's operating segments.

                                                                  (Continued)

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                              Enterbank      Enterprise Bank    Merchant   Eliminations     Consolidated
                                              Holdings                            Banc
For the year ended December 31,1998

Interest income                             $       --       $ 25,414,269      $       4   $         (4)    $ 25,414,269
Interest expense                                    --         11,869,335             --             (4)      11,869,331
Provision for loan losses                           --            710,899             --             --          710,899
Noninterest income                              13,670          1,642,481        422,561             --        2,078,712
Noninterest expense                            915,546          8,546,389        589,767             --       10,051,702
Income before income tax expense (benefit)    (901,876)         5,930,127       (167,202)            --        4,861,049
Income tax expense (benefit)                  (314,474)         2,226,744        (61,995)            --        1,850,275
                                            ----------       ------------      ---------   ------------     ------------
Net income                                    (587,402)         3,703,383       (105,207)            --        3,010,774
                                            ==========       ============      =========   ============     ============
Total Assets                                $1,465,870       $374,054,971      $ 425,291   $   (645,214)    $375,303,918
                                            ----------       ------------      ---------   ------------     ------------

For the year ended December 31,1997

Interest income                             $       --       $ 18,759,029      $   1,109   $     (1,109)    $ 18,759,029
Interest expense                                 2,888          8,580,451             --         (1,109)       8,582,230
Provision for loan losses                           --            775,064             --             --          775,064
Noninterest income                              13,441            300,241        162,293             --          475,975
Noninterest expense                            742,571          5,417,758        178,247             --        6,338,576
Income before income tax expense (benefit)    (732,018)         4,285,997        (14,845)            --        3,539,134

Income tax expense (benefit)                  (282,894)         1,605,229         (5,745)            --        1,316,590
                                            ----------       ------------      ---------   ------------     ------------
Net income                                    (449,124)         2,680,768         (9,100)            --        2,222,544
                                            ==========       ============      =========   ============     ============
Total Assets                                $2,605,055       $290,505,483      $ 134,799   $(25,392,992)    $291,364,856
                                            ----------       ------------      ---------   ------------     ------------

For the year ended December 31,1996

Interest income                             $       --       $ 12,554,160      $     789   $       (789)    $ 12,554,160
Interest expense                                15,274          5,554,427             --           (789)       5,568,912
Provision for loan losses                           --            345,410             --             --          345,410
Noninterest income                             600,000          1,035,774        204,018       (600,000)       1,239,792
Noninterest expense                            243,698          4,723,350        179,286             --        5,146,334
Income before income tax expense (benefit)     341,028          2,966,747         25,521       (600,000)       2,733,296
Income tax expense (benefit)                   (97,484)         1,119,510          9,318             --        1,031,344
                                            ----------       ------------      ---------   ------------     ------------
Net income                                     438,512          1,847,237         16,203       (600,000)       1,701,952
                                            ==========       ============      =========   ============     ============
Total Assets                                $  352,875       $183,834,658      $ 931,921   $   (534,801)    $184,584,113
                                            ----------       ------------      ---------   ------------     ------------

As demonstrated on the table, Enterprise Bank experienced asset growth of $83.5 million during 1998 and $106.8 million during 1997. The bank is also providing a majority of the income for the Company. The Merchant Banc had increased activity in 1998 with the opening of the Kansas office. The Merchant Banc is beginning to provide more fee income to the company. Enterbank Holdings has some assets in the form of small investments. Enterbank Holdings also has noninterest expenses related to items for the consolidated entity.

                                                                  (Continued)

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


NOTE 19--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                                           Condensed Balance Sheets
                                                                                   December 31,
                                                                      --------------------------------------
                        Assets                                            1998                       1997
                        ------                                        -----------                -----------
     Cash                                                             $   437,727                $ 1,831,497
     Investment in Enterprise Bank                                     27,619,778                 23,404,214
     Investment in Enterprise Merchant Banc                               403,089                    108,297
     Investment in Enterprise Fund, L.P.                                  380,129                    202,098
     Other assets                                                         648,014                    571,460
                                                                      -----------                -----------
       Total assets                                                   $29,488,737                $26,117,566
                                                                      ===========                ===========
         Liabilities and Shareholders' Equity
         ------------------------------------

     Accounts payable and other liabilities                           $   248,608                $    50,774
     Shareholders' equity                                              29,240,129                 26,066,792
                                                                      -----------                -----------
       Total liabilities and shareholders' equity                     $29,488,737               $ 26,117,566
                                                                      ===========                ===========

                                       Condensed Statements of Income

                                                                                   December 31,
                                                             -----------------------------------------------------
                                                                1998                   1997                1996
                                                             ----------             ----------          ----------
  Income:
      Dividends from subsidiaries                            $       --             $       --          $  600,000
      Other income                                               13,670                 13,441                  --
                                                             ----------             ----------          ----------
        Total income                                             13,670                 13,441             600,000
                                                             ----------             ----------          ----------
  Expenses:
      Loss on investment in Enterprise Fund, L.P.                 1,969                  4,391              56,123
      Other expenses                                            913,577                741,068             202,849
                                                             ----------             ----------          ----------
        Total expenses                                          915,546                745,459             258,972
                                                             ----------             ----------          ----------
        (Loss) income before tax benefit and equity
          in undistributed earnings of subsidiaries            (901,876)              (732,018)            341,028
  Income tax benefit                                            314,474                282,894              97,484
                                                             ----------             ----------          ----------
        (Loss) income before equity in undistributed
          earnings of subsidiaries                             (587,402)              (449,124)            438,512
  Equity in undistributed earnings of subsidiaries            3,598,176              2,671,668           1,263,440
                                                             ----------             ----------          ----------
      Net income                                             $3,010,774             $2,222,544          $1,701,952
                                                             ==========             ==========          ==========

                                                                  (Continued)


                                     Condensed Statements of Cash Flow

                                                                                   December 31,
                                                             -----------------------------------------------------
                                                                1998                   1997                1996
                                                             ----------             ----------          ----------
  Cash flows from operating activities:
      Net Income                                            $ 3,010,774            $ 2,222,544         $ 1,701,952
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Net income of subsidiaries                        (3,598,176)            (2,761,668)         (1,863,440)
           Dividends from subsidiaries                               --                     --             600,000
           Other, net                                           123,160               (271,854)           (105,484)
                                                            -----------            -----------         -----------
              Net cash provided by operating
                  activities                                   (464,242)              (810,978)            333,028

  Cash flows from investing activities:
      Capital contributions to subsidiaries                    (900,000)            (6,150,000)           (360,000)
      Investment in Enterprise Fund L.P.                       (180,000)               (90,000)            (90,000)
                                                            -----------            -----------         -----------
        Net cash used in investing activities                (1,080,000)            (6,240,000)           (450,000)

  Cash flows from financing activities:
      Payment of dividends                                     (235,053)              (195,085)           (121,548)
      Proceeds from issuance of common stock                    385,525              9,289,614                  --
      (Decrease) increase in notes payable                           --               (300,000)            300,000
                                                            -----------            -----------         -----------
        Net cash provided by
           financing activities                                 150,472              8,794,529             178,452
        Net increase(decrease) in cash and cash
           equivalents                                       (1,393,770)             1,743,551              61,480
  Cash and cash equivalents, beginning of year                1,831,497                 87,946              26,466
                                                            -----------            -----------         -----------
  Cash and cash equivalents, end of year                    $   437,727            $ 1,831,497         $    87,946
                                                            ===========            ===========         ===========

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 17th of March 1999.

                                          ENTERBANK HOLDINGS, INC.

                                          By: /s/ Fred H. Eller
                                             ---------------------------------
                                          Fred H. Eller
                                          Chief Executive Office

Pursuant to the requirements of the Securities Act of 1934, this 10-K Report has been signed by the following persons in the capacities and on the dates indicated.


            Signatures                                    Title                                Date
            ----------                                    -----                                ----
/s/ Fred H. Eller
-----------------------------
Fred H. Eller                                       Chief Executive Officer and
                                                    and Director                          March 17, 1999


<F*>
-----------------------------
Ronald E. Henges                                    Chairman of the Board
                                                    of Directors                          March 17, 1999


<F*>
-----------------------------
Kevin C. Eichner                                    Vice Chairman of the
                                                    Board of Directors                    March 17, 1999


<F*>
-----------------------------
Paul R. Cahn                                        Director                              March 17, 1999


<F*>
-----------------------------
Birch M. Mullins                                    Director                              March 17, 1999


<F*>
-----------------------------
Robert E. Saur                                      Director                              March 17, 1999


<F*>
-----------------------------
James A. Williams                                   Director                              March 17, 1999


<F*>
-----------------------------
Henry D. Warshaw                                    Director                              March 17, 1999


<F*>
-----------------------------
James L. Wilhite                                    Director                              March 17, 1999


<F*>
-----------------------------
Ted C. Wetterau                                     Director                              March 17, 1999


<F*>
-----------------------------
Randall D. Humphreys                                Director                              March 17, 1999


<F*>
-----------------------------
Paul L. Vogel                                       Director                              March 17, 1999


<F*>
-----------------------------
William B. Moskoff                                  Director                              March 17, 1999

<F*>  By Fred H. Eller, James C. Wagner and Stacey Tate, as Attorney-in-Part
      pursuant to Powers of Attorney executed by the persons listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.


/s/ James C. Wagner
-----------------------------
James C. Wagner                                     Chief Executive Officer, Treasurer
                                                    and Vice President                    March 17, 1999


/s/ Fred H. Eller                                   /s/ James C. Wagner                   /s/ Stacey Tate
-----------------------------                       -----------------------------         ------------------------
Fred H. Eller                                       James C. Wagner                       Stacey Tate
Attorney-in-Part                                    Attorney-in-Part                      Attorney-in-Part

                                     EXHIBIT INDEX
                                     -------------


 Exhibit
   No.                                 Exhibit
 -------                               -------
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

    3.3 Amendment to the Bylaws of the Registrant (incorporated herein by reference from Exhibit 3 to the Registrant's Registration on form 8-K dated May 15, 998 (File No. 000-24131)).

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

    4.4     Enterbank Holdings, Inc., Qualified Incentive Stock Option Plan
            (incorporated herein by reference to the Registrant's 1998 Proxy
            Statement).

   10.2     Customer Referral Agreement by and among Enterbank Holdings, Inc.,
            Enterprise Bank and Moneta Group Investment Advisors, Inc.
            (Incorporated herein by reference from Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the period ended
            September 30, 1997).

   10.3     Revised Customer Referral Agreement by and among Enterbank
            Holdings, Inc., Enterprise Bank and Moneta Group Investment
            Advisors, Inc.<F1>

   11.1     Statement regarding computation of per share earnings. <F1>

   13.1     1998 Annual Report. <F1>

   21.1     Subsidiaries of the Registrant. <F1>

   23.1     Consent of KPMG. <F1>

   24.1     Power of Attorney. <F1>

   27.1     Financial Data Schedule. (EDGAR only) <F1>

   99.1     1998 Proxy Statement. <F1>

------------------------
<F1>Filed Herewith