Form 10-Q
period 1999-03-31
ENTERBANK HOLDINGS INC
filed 1999-05-14
CIK 1025835

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

            Commission file number 000-24131


                                ------------------


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


                                ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30 1999:

      Common Stock, $.01 par value----2,378,637 shares outstanding as of April 30, 1999

==============================================================================

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:

      Consolidated Balance Sheets
      At March 31, 1999 and December 31, 1998                                                1

      Consolidated Statements of Income
      Three Months Ended March 31, 1999 and 1998                                             2

      Consolidated Statements of Comprehensive Income
      Three Months Ended March 31, 1999 and 1998                                             3

      Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1999 and 1998                                             4


      Notes to Consolidated Financial Statements                                             5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        8

   Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk -
            There have been no material changes from the information provided in the December 31, 1998 Form 10-K


PART II - OTHER INFORMATION

   Item 5.  Other Information                                                               18

   Item 6.  Exhibits and Reports on Form 8-K                                                19

   Signatures                                                                               20





                                                    PART I - ITEM 1
                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                                                    (Unaudited)                    (Audited)
                                                                    At March 31,                At December 31,
                                                                       1999                           1998
                                                                   -------------                 --------------
                          Assets
                          ------
Cash and due from banks                                            $ 23,757,684                  $ 29,701,018
Federal funds sold                                                   36,225,000                    14,250,000
Interest-bearing deposits                                                 2,688                         5,035
Investments in debt and equity securities:
    Available for sale, at estimated fair value                      19,165,707                    45,592,327
    Held to maturity, at amortized cost
         (estimated fair value of $598,061 at March 31,
         1999, and $704,723 at December 31, 1998)                       591,586                       698,609
                                                                   ------------                  ------------
             Total investments in debt and equity securities         19,757,293                    46,290,936
                                                                   ------------                  ------------
Loans held for sale                                                     970,150                     6,272,124
Loans, less unearned loan fees                                      298,737,219                   273,817,522
    Less allowance for loan losses                                    3,280,985                     3,200,000
                                                                   ------------                  ------------
             Loans, net                                             295,456,234                   270,617,522
                                                                   ------------                  ------------
Other real estate owned                                                 806,072                       806,072
Office equipment and leasehold improvements                           3,019,114                     3,063,123
Accrued interest receivable                                           1,921,293                     1,648,775
Investment in Enterprise Fund, L.P.                                     431,292                       424,484
Prepaid expenses and other assets                                     2,604,147                     2,224,829
                                                                   ------------                  ------------
             Total assets                                          $384,950,967                  $375,303,918
                                                                   ============                  ============


             Liabilities and Shareholders' Equity
             ------------------------------------
Deposits:
    Demand                                                         $ 54,583,215                  $ 61,114,961
    Interest-bearing transaction accounts                            25,280,010                    24,234,717
    Money market accounts                                           170,610,846                   149,177,922
    Savings                                                           1,544,262                     1,471,647
    Certificates of deposit:
         $100,000 and over                                           37,862,280                    43,326,061
         Other                                                       57,439,322                    59,854,862
                                                                   ------------                  ------------
             Total deposits                                         347,319,935                   339,180,170
Federal Home Loan Bank advances                                       6,498,224                     6,000,000
Accrued interest payable                                                514,745                       608,056
Accounts payable and accrued expenses                                   676,121                       275,563
                                                                   ------------                  ------------
             Total liabilities                                      355,009,025                   346,063,789
                                                                   ------------                  ------------
Shareholders' equity:
    Common stock, $.01 par value; authorized
         3,000,000 shares; issued and outstanding
         2,378,637 shares at March 31, 1999 and
         2,371,837 shares at December 31, 1998                           23,786                        23,719
    Surplus                                                          19,318,732                    19,264,000
    Retained earnings                                                10,608,215                     9,941,792
    Accumulated other comprehensive income (loss)                        (8,791)                       10,618
                                                                   ------------                  ------------
             Total shareholders' equity                              29,941,942                    29,240,129
                                                                   ------------                  ------------

             Total liabilities and shareholders' equity            $384,950,967                  $375,303,918
                                                                   ============                  ============


-------------------------------
See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Income (unaudited)
                                                                          Three months ended March 31,
                                                                          1999                    1998
                                                                       ----------              ----------
Interest income:
    Interest and fees on loans                                         $6,335,238              $5,379,964
    Interest on debt securities:
        Taxable                                                           321,851                 154,634
        Nontaxable                                                          6,669                   7,153
    Interest on federal funds sold                                        277,920                 224,906
    Interest on interest earning deposits                                     177                   1,806
                                                                       ----------              ----------
            Total interest income                                       6,941,855               5,768,463
                                                                       ----------              ----------
Interest expense:
    Interest-bearing transaction accounts                                 111,931                 123,898
    Money market accounts                                               1,704,840               1,087,657
    Savings                                                                 9,470                   8,615
    Certificates of deposit:
        $100,000 and over                                                 509,819                 484,008
        Other                                                             782,454                 940,703
    Federal Home Loan Bank advances                                        75,027                      --
                                                                       ----------              ----------
            Total interest expense                                      3,193,541               2,644,881
                                                                       ----------              ----------
            Net interest income                                         3,748,314               3,123,582
Provision for loan losses                                                  80,000                 418,258
                                                                       ----------              ----------
            Net interest income after
               provision for loan losses                                3,668,314               2,705,324
                                                                       ----------              ----------
Noninterest income:
    Service charges on deposit accounts                                   130,655                  50,314
    Other service charges and fee income                                   78,953                  78,770
    Gain on sale of mortgage loans                                        335,424                 269,301
    Gain (loss) on investment in Enterprise Fund, L.P.                      6,806                  (2,316)
                                                                       ----------              ----------
            Total noninterest income                                      551,838                 396,069
                                                                       ----------              ----------
Noninterest expense:
    Salaries                                                            1,558,556               1,061,681
    Payroll taxes and employee benefits                                   325,986                 215,434
    Occupancy                                                             228,410                 200,033
    Furniture and equipment                                               100,524                  84,714
    FDIC insurance                                                             --                  14,965
    Data processing                                                       109,930                  88,672
    Other                                                                 752,288                 442,949
                                                                       ----------              ----------
            Total noninterest expense                                   3,075,694               2,086,648
                                                                       ----------              ----------
            Income before income tax expense                            1,144,458               1,014,745
Income tax expense                                                        406,675                 392,500
                                                                       ----------              ----------
            Net income                                                 $  737,783              $  622,245
                                                                       ==========              ==========

Basic earnings per share                                               $     0.31              $     0.27
Diluted earnings per share                                             $     0.29              $     0.25
Basic weighted average common shares and potential
            common stock                                                2,374,104               2,304,430
Diluted weighted average common shares and potential
            common stock                                                2,537,089               2,475,907



-------------------------------
See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Comprehensive Income (unaudited)

                                                                     Three months ended March 31,
                                                                    1999                     1998
                                                                   --------                --------
Net income                                                         $737,783                $622,245
                                                                   --------                --------
Other comprehensive income (loss), before tax:
      Unrealized losses on securities:
          Unrealized holding losses arising during period           (29,408)                   (358)
                                                                   --------                --------
Other comprehensive income (loss), before tax                       (29,408)                   (358)
Income tax benefit related to items of
      other comprehensive income                                      9,999                     122
                                                                   --------                --------
Other comprehensive income (loss), net of tax                       (19,409)                   (236)
                                                                   --------                --------
Comprehensive income                                               $718,374                $622,009
                                                                   ========                ========


-------------------------------
See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (unaudited)

                                                                          Three months ended March 31,
                                                                         1999                     1998
                                                                     ------------             ------------
Cash flows from operating activities:
    Net income                                                       $    737,783             $    622,245
    Adjustments to reconcile net income to net cash
       provided by operating activities:
            Depreciation and amortization                                 148,726                  113,924
            Provision for loan losses                                      80,000                  418,258
            Net accretion of debt securities                             (159,296)                 (34,741)
            (Gain) loss on investment in Enterprise Fund, L.P.             (6,808)                   2,316
            Mortgage loans originated                                 (20,888,068)             (23,525,870)
            Proceeds from mortgage loans sold                          26,190,042               19,453,605
            (Increase) decrease in accrued interest receivable           (272,518)                  14,479
            (Increase) decrease in prepaid expenses and other assets     (379,322)                 125,324
            Increase in accounts payable and accrued
                expenses                                                  317,246                  203,228
                                                                     ------------             ------------
                Net cash provided by (used in) operating activities     5,767,785               (2,334,232)
                                                                     ------------             ------------
Cash flows from investing activities:
    Purchases of interest-bearing deposits                                  2,347                       --
    Purchases of available-for-sale debt securities                    (7,439,465)              (4,212,167)
    Purchases of available-for-sale equity securities                          --                 (320,000)
    Proceeds from maturities of available-for-sale debt securities     34,000,000                9,000,000
    Proceeds from maturities and principal paydowns on
       held-to-maturity debt securities                                   103,000                  360,785
    Proceeds from the maturity of interest-bearing deposits                    --                   30,819
    Net increase in loans                                             (24,918,712)              (7,631,661)
    Purchases of office equipment and leasehold improvements             (104,717)                (133,901)
    Write-down of office equipment and leasehold improvements                  --                    2,522
    Investment in Enterprise Fund, L.P.                                        --                 (201,000)
                                                                     ------------             ------------
                Net cash provided by (used in) investing activities     1,642,453               (3,104,603)
                                                                     ------------             ------------
Cash flows from financing activities:
    Net increase (decrease) in demand and savings accounts             16,019,086               (4,146,629)
    Net increase (decrease) in certificates of deposit                 (7,879,321)               5,161,196
    Increase (decrease) in notes payable                                  498,224                       --
    Cash dividends paid                                                   (71,360)                 (57,628)
    Proceeds from the exercise of common stock options                     54,799                   38,599
                                                                     ------------             ------------
                Net cash provided by financing activities               8,621,428                  995,538
                                                                     ------------             ------------
                Net increase in cash and due from banks                16,031,666               (4,443,297)
Cash and due from banks, beginning of year                             43,951,018               46,722,054
                                                                     ------------             ------------
Cash and due from banks, end of year                                 $ 59,982,684             $ 42,278,757
                                                                     ============             ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                      $  3,367,843             $  2,618,221
       Income taxes                                                       527,309                  108,800


----------------------------
See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES


(1)    BASIS OF PRESENTATION

       The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

       The consolidated financial statements include the accounts of Enterbank Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       Certain amounts in the consolidated financial statements for the year ended December 31, 1998 have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2)    DIRECTOR COMPENSATION

       On March 17, 1999, the Board of Directors adopted a Stock Appreciation Rights ("SAR") Plan to replace the previous director compensation program. The Plan is effective as of April 1, 1999. An exercise price of $35.00 per share was used in the initial grant, and the SARs will vest over a period of five years. At maturity, each participant in the Plan will receive cash or common stock, at the discretion of the Company, equal to the dollar amount of the incremental increase in value of the Company's stock. The Company will accrue for the future payout of the outstanding SARs. A more detailed description of the SAR Plan is included in Part II, Item 5 on Page 18 of this report and the Plan itself is attached hereto as Exhibit 4.

(3)    ENTERPRISE MERCHANT BANC

       The Company's wholly owned subsidiary, Enterprise Merchant Banc ("Merchant Banc") is currently raising capital for a second merchant-banking fund ("Fund II"). It is anticipated that Fund II will not be a Small Business Investment Company ("SBIC") regulated by the Small Business Administration ("SBA"). Due to current Federal Reserve regulations, the Company cannot have control of an investment company that is not SBA regulated. Therefore, if the second fund closes and it is not an SBIC, the Company will restructure the ownership of Enterprise Merchant Banc to result in a minority ownership interest for the Company. The Company expects an initial closing for the Fund II during the second quarter of 1999.

(4)    COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains or losses on securities. The Company's comprehensive earnings adjustments for the three-month period ending March 31, 1999 and 1998 were as follows:

                                                             Three Months Ended March 31, 1999
                                                       -----------------------------------------------
                                                                              Tax
                                                       Before-Tax          (Expense)        Net-of-Tax
                                                         Amount            or Benefit          Amount
                                                       ----------          ----------       ----------
Unrealized gains (losses) on securities:
      Unrealized holding losses arising
         during period                                  $(29,408)             9,999             19,409
                                                        --------              -----             ------
Other comprehensive income (loss)                       $(29,408)             9,999             19,409
                                                        ========              =====             ======

                                                             Three Months Ended March 31, 1998
                                                       -----------------------------------------------
                                                                              Tax
                                                       Before-Tax          (Expense)        Net-of-Tax
                                                         Amount            or Benefit          Amount
                                                       ----------          ----------       ----------
Unrealized gains (losses) on securities:
      Unrealized holding losses arising
         during period                                  $   (358)               122              (236)
                                                        --------              -----             -----
Other comprehensive income (loss)                       $   (358)               122              (236)
                                                        ========              =====             =====

The Company did not sell any investments in debt and equity securities during the three months ended March 31, 1999 and 1998.

                                                             Three Months Ended March 31, 1999
                                                         ----------------------------------------
                                                                                    Accumulated
                                                             Unrealized                Other
                                                           Gains (losses)          Comprehensive
                                                           On Securities              Income
                                                         -----------------         -------------
            Beginning balance                                 $ 10,618                 10,618
            Current-period change                              (19,409)               (19,409)
                                                              --------                -------
            Ending balance                                    $ (8,791)                (8,791)
                                                              ========                =======


                                                             Three Months Ended March 31, 1998
                                                         ----------------------------------------
                                                                                    Accumulated
                                                             Unrealized                Other
                                                           Gains (losses)          Comprehensive
                                                           On Securities              Income
                                                         -----------------         -------------
            Beginning balance                                 $ (1,473)                (1,473)
            Current-period change                                 (236)                  (236)
                                                              --------                -------
            Ending balance                                    $ (1,709)                (1,709)
                                                              ========                =======

(5)   SEGMENT DISCLOSURE

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires operating segment reporting in financial statements for periods beginning after December 15, 1997. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance.

Management of the Company reviews the financial performance of its operation segments on an after-tax basis. The Company's four major operating segments in 1998 and 1999 include Enterbank Holdings, Inc., Enterprise Bank, Enterprise Financial Advisors and Enterprise Merchant Banc. Enterbank Holdings incurs general corporate expenses not allocated to the operating segments and operates as a holding company for each of the other three operating segment entities. Enterprise Bank provides a full range of commercial banking services. These services include but are not limited to loans, deposit accounts, safe deposit boxes, lock boxes and cash management services. Enterprise Financial Advisors offers financial planning and trust services. Enterprise Merchant Banc offers merchant banking and venture capital services. The following are the financial results for each of the Company's operating segments for the three-month period ended March 31, 1998 and 1999:

                                                                   Enterprise
                                    Enterbank                       Financial
                                     Holdings     Enterprise Bank   Advisors    Merchant Banc   Eliminations  Consolidated
                                   ---------------------------------------------------------------------------------------
Three months ended March 31, 1999

Interest income                    $       --      $  6,941,855    $      --       $      10    $       (10)  $  6,941,855
Interest expense                           --         3,193,551           --              --            (10)     3,193,541
Net interest margin                        --         3,748,304           --              --             --      3,748,304
Provision for Loan Losses                  --            80,000           --              --             --         80,000
Noninterest income                        726           484,466       26,570          52,081             --        563,843
Direct expenses                            --                --       12,005              --             --         12,005
Contribution margin                        --                --       14,565          52,081             --        551,838
Noninterest expenses                  180,556         2,504,713      219,140         171,285             --      3,075,694
Income before income tax
  expense (benefit)                  (179,830)        1,648,057     (204,575)       (119,194)            --      1,144,458
Income Tax expense (benefit)          (47,739)          580,691      (78,184)        (48,093)            --        406,675
Net income                           (132,091)        1,067,366     (126,391)        (71,101)            --        737,783
                                   ==========      ============    =========       =========    ===========   ============
Total Assets                       $1,006,014      $383,475,768    $  28,918       $ 548,778    $  (108,511)  $384,950,967
                                   ----------      ------------    ---------       ---------    -----------   ------------

Three months ended March 31, 1998

Interest Income                    $       --      $  5,768,463    $      --       $       1    $        (1)  $  5,768,463
Interest Expense                           --         2,644,882           --              --             (1)     2,644,881
Net interest margin                        --         3,123,581           --              --             --      3,123,582
Provision for Loan Losses                  --           418,258           --              --             --        418,258
Noninterest income                      2,820           331,040           --          62,209             --        396,069
Direct expenses                            --                --           --              --             --             --
Contribution margin                        --                --           --              --             --             --
Noninterest expenses                  216,943         1,772,452           --          97,253             --      2,086,648
Income before income tax expense
  (benefit)                          (214,123)        1,263,911           --         (35,043)            --      1,014,745
Income Tax expense (benefit)          (78,500)          483,000           --         (12,000)            --        392,500
Net income                           (135,623)          780,911           --         (23,043)            --        622,245
                                   ==========      ============    =========       =========    ===========   ============
Total Assets                       $2,283,583      $292,091,728    $      --       $ 188,898    $(1,378,700)  $293,185,509
                                   ----------      ------------    ---------       ---------    -----------   ------------

As shown on the table, Enterprise Bank ("the Bank") is the primary source of income and assets for the Company. The Bank contributed $91 million more in assets at March 31, 1999 over assets at March 31, 1998. Most of the asset growth experienced by the Company is attributable to the Bank. The Bank also provides much of the income to the Company. The Bank experienced a 37% increase in net income during the three-month period ended March 31, 1999 compared to the same period in 1998. The Company experienced a 19% increase in net income for the same period. The other operating segments are experiencing net losses primarily because they are currently in early stages of growth. Enterprise Financial Advisors began operations during the second half of 1998. The Merchant Banc has increased activity during 1998 and 1999 by opening an office in Overland Park, Kansas, and started to raise capital for a second equity fund. Enterbank Holdings has some assets in the form of small investments. Enterbank Holdings also has noninterest expenses related to consolidated items of the company.

(6)   CHANGE IN ACCOUNTING PRINCIPLES

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


               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates and competition from banks and other financial institutions, as well as those discussed in the Company's 1998 Annual Report on Form 10-K.


                                 INTRODUCTION

The discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 and the year ended December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                              FINANCIAL CONDITION

Total assets at March 31, 1999 were $385 million, an increase of $10 million, or 3%, over total assets of $375 million at December 31, 1998. Loans and leases, net of unearned loan fees, were $299 million, an increase of $25 million, or 9%, over total loans and leases of $274 million at December 31, 1998. Federal funds sold and investment securities were $56 million, a decrease of $4 million, or 7%, from total federal funds sold and investment securities of $60 million at December 31, 1998. The decrease resulted from the shift in earnings assets from short-term investments into loans during the first three months of 1999.

Total deposits at March 31, 1999 were $347 million, an increase of $8 million over total deposits of $339 million at December 31, 1998.

Total shareholders' equity at March 31, 1999 was $29.9 million, an increase of $701,813 over total shareholders' equity of $29.2 million at December 31,
1998.   The increase in equity is due to an increase in retained earnings of
$737,783 for the three months ended March 31, 1999, and the exercise of incentive stock options by employees, less dividends paid to shareholders.


                             RESULTS OF OPERATIONS

Net income was $737,783 for the three month period ended March 31, 1999, an increase of 19% over net income of $622,245 for the same period in fiscal 1998. Basic earnings per share for the three month period ended March 31, 1999 and 1998 were $0.31 and $0.27, respectively. Diluted earnings per share for the three-month period ended March 31, 1999 and 1998 were $0.29 and $0.25, respectively.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $3.8 million, or 4.45% of average earnings assets, for the three months ended March 31, 1999, compared to $3.1 million, or 4.84% of average earning assets, for the same period in 1998. The $700,000, or 22% increase, in net interest income for the three months ended March 31, 1999 resulted primarily from an $81 million increase in average earnings assets to $345 million, from $263 million during the same period in 1998. This increase in earning asset balances was offset by a 0.65% decrease in the earning asset yield. The increase in earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earning assets decreased to 8.26% for the three month period ended March 31, 1999 compared to 8.91% for the three month period ended March 31, 1998. The decrease in asset yield was primarily due to three 0.25% drops, for a total of a ).75% decrease in the Prime rate during the third and fourth quarters of the fiscal year 1998 and a general decrease in average yield on loans. The decrease in asset yield was also attributed to a change in the mix of earning assets from higher yielding loans to lower yielding investment securities and federal funds sold. The increase in net interest margin was offset by a $76 million increase in average interest-bearing liabilities to $290 million for the three months ended March 31, 1999 from $214 million during the same period in 1998. The yield on interest-bearing liabilities decreased to 4.47% for the three months ended March 31, 1999 compared to 5.02% for the same period in 1998. This decrease is attributed to the above-mentioned declines in the Prime rate and a concerted effort by management to decrease the interest paid on deposits.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31, 1999 and 1998:

                                                                       Three months ended March 31,
                                       -------------------------------------------------------------------------------------------
                                                          1999                                            1998
                                       -------------------------------------------     -------------------------------------------
                                                  Percent     Interest     Average                Percent       Interest   Average
                                       Average    of Total    Income/      Yield/      Average    of Total      Income/    Yield/
                                       Balance     Assets     Expense       Rate       Balance     Assets       Expense    Rate
                                       -------    --------    --------     -------     -------    --------      --------   -------
                                                                      (Dollars in Thousands)
ASSETS
------

Interest-earning assets:
    Loans <F1>                         $295,261     79.25%     $6,360       8.74%     $235,290      83.60%     $5,391     9.29%
    Taxable investments in debt
      securities                         24,451      6.56         322       5.34        10,762       3.82         155     5.84
    Non-taxable investments in
      debt securities <F2>                  632      0.17          10       6.42           658       0.23          11     6.78
    Federal funds sold                   24,184      6.49         278       4.66        16,356       5.81         225     5.58
    Interest earning deposits                17      0.00           0       4.27           128       0.05           2     6.34
                                       --------    ------      ------                 --------     ------      ------
Total interest-earning assets           344,545     92.48       6,970       8.20       263,194      93.51       5,784     8.91
                                                               ------                                          ------
Non-interest-earning assets:
    Cash and due from banks              23,054      6.19                               14,371       5.11
    Office equipment and leasehold
      improvements                        3,052      0.82                                2,337       0.83
    Prepaid expenses and other assets     5,150      1.38                                4,270       1.52
    Allowance for possible loan
      losses                             (3,238)    (0.87)                              (2,734)     (0.97)
                                       --------    ------                             --------     ------
    Total assets                       $372,563    100.00%                            $281,438     100.00%
                                       ========    ======                             ========     ======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Interest-bearing liabilities:
    Interest-bearing transaction
      accounts                         $ 24,972      6.70%     $  112       1.82%     $ 19,686       6.95%     $  124     2.55%
    Money market                        158,787     42.62       1,705       4.35        94,167      33.46       1,088     4.69
    Savings                               1,554      0.62           9       2.47         1,413       0.50           9     2.58
    Certificates of deposit              97,994     26.30       1,292       5.35        98,468      34.99       1,425     5.87
    Federal Home Loan Bank advances       6,328      1.70          75       4.81            --         --          --       --
                                       --------    ------      ------                 --------     ------      ------
Total interest-bearing liabilities      289,635     77.74       3,194       4.47       213,734      75.94       2,646     5.02
                                                               ------                                          ------
Noninterest-bearing liabilities:
    Demand deposits                      52,086     13.98                               40,208      14.25
    Other liabilities                     1,166      0.31                                1,004       0.36
                                       --------    ------                             --------     ------
    Total liabilities                   342,887     92.03                              254,946      90.59
    Shareholders' equity                 29,676      7.97                               26,492       9.41
                                       --------    ------                             --------     ------
    Total liabilities and
      shareholders' equity             $372,563    100.00%                            $281,438     100.00%
                                       ========    ======                             ========     ======
Net interest income                                            $3,777                                          $3,138
                                                               ======                                          ======
Net interest margin                                                         4.45%                                         4.84%

<F1> Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $250,000 and $148,000, for 1999 and 1998, respectively.
<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $80,000 for the three months ended March 31, 1999, compared to $418,258 for the same period in 1998. Continued quality of the loan portfolio allowed the Company to decrease the provision for loan losses during the first three months of 1999 as compared to the same period in 1998. This quality is demonstrated by a decrease in impaired loans. Impaired loans decreased $28,000 from $862,000 at March 31, 1998 to $834,000 at March 31, 1999. The decrease in provision for possible loan losses also reflects a decrease in net loans charged off to net recoveries of $1,000 from net loans charged off of $13,000 for three months ended March 31, 1999 and 1998, respectively.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to expense:

                                                                                  March 31,
                                                                     -----------------------------------
                                                                        1999                    1998
                                                                     ----------              -----------
                                                                             (Dollars in Thousands)

            Allowance at beginning of year                           $    3,200              $     2,510
                                                                     ----------              -----------
            Loans charged off:
                Commercial and industrial                                    --                       30
                Real estate:
                     Commercial                                              --                       --
                     Construction                                            --                       --
                     Residential                                             --                       --
                Consumer and other                                           --                       --
                                                                     ----------              -----------
                Total loans charged off                                      --                       30
                                                                     ----------              -----------
            Recoveries of loans previously charged off:
                Commercial and industrial                                    --                       14
                Real estate:
                     Commercial                                              --                       --
                     Construction                                            --                       --
                     Residential                                              1                        3
                Consumer and other                                           --                       --
                                                                     ----------              -----------
                Total recoveries of loans previously charged off             (1)                      17
                                                                     ----------              -----------
            Net loans (recovered) charged off                                (1)                      13
                                                                     ----------              -----------
            Provisions charged to operations                                 80                      418
                                                                     ----------              -----------
            Allowance at end of period                               $    3,281              $     2,915
                                                                     ==========              ===========

            Average loans                                            $  295,261              $   235,290
            Total loans                                              $  298,737              $   233,179
            Nonperforming loans                                      $       29              $        93

            Net charge-offs to average loans                               0.00%                    0.01%
            Allowance for possible loan losses to loans                    1.10%                    1.25%

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

Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with the loan review and loan administration staffs. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the loan review and credit administration staffs generally at the time of the formal watch list review meetings.

Each month, loan administration provides management with a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of changes in the risk profiles of the portfolios, changes in past due and non-performing loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. The Company does not have a material amount of interest-bearing assets which would have been included in non-accrual, past due or restructured loans if such assets were loans.

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

While the Company has benefited from very low historical net charge-offs during an extended period of rapid loan growth, management remains cognizant that historical loan loss and non-performing asset experience may not be indicative of future results. Were the experience to deteriorate, and additional provisions for loan losses were required, future operational results would be negatively impacted. Both management and the Board of Directors continually monitor changes in asset quality, market conditions, concentration of credit and other factors, all of which impact the credit risk associated with the Company's loan portfolio.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                                 March 31,                December 31,
                                                                   1999                       1998
                                                               ------------               ------------
                                                                         (Dollars in Thousands)
            Non-accrual loans                                  $         29               $          2
            Loans past due 90 days or more
                  and still accruing interest                            --                         --
            Restructured loans                                           --                         --
                                                               ------------               ------------
                  Total nonperforming loans                              29                          2
            Foreclosed property                                         806                        806
                                                               ------------               ------------
            Total non-performing assets                        $        835               $        808
                                                               ============               ============

            Total assets                                       $    384,951               $    375,304
            Total loans                                        $    298,737               $    273,818
            Total loans plus foreclosed property               $    299,543               $    274,624

            Nonperforming loans to loans                               0.01%                      0.00%
            Nonperforming assets to loans plus
                  foreclosed property                                  0.28%                      0.29%
            Nonperforming assets to total assets                       0.22%                      0.22%

NONINTEREST INCOME

Noninterest income was $551,838 for the three months ended March 31, 1999, compared to $396,069 for the same period in 1998. The increase is primarily attributed to increased service charges on deposit accounts and the gain on the sale of mortgage loans. Service charges on deposit accounts were $130,655 for the three months ended March 31, 1999, compared to $50,314 for the same period in 1998. The increase in service charges is due to a concerted effort by the Company's management to alter service charges and other fees to stay competitive in the marketplace. The gain on the sale of mortgage loans was $335,424 for the three months ended March 31, 1999
compared to $269,301 for the three-month period ended March 31, 1998.   This
increase is due to an increased sales of mortgage loans in the three months ended March 31, 1999 as compared to the same period in 1998.

NONINTEREST EXPENSE

Noninterest expense was $3.1 million for the three months ended March 31, 1999, compared to $2.1 million for the same period in 1998. The increase is primarily due to increases in salaries and benefits expense of $607,427 and occupancy and equipment expense of $87,245. Increases in salaries and benefits and occupancy and equipment expenses are primarily due to: 1) the personnel, occupancy and equipment expenses for the new trust and financial planning operations started during 1998 and the ongoing costs associated with Enterprise Merchant Banc; 2) salaries and benefits related to continued growth in the banking facilities opened in 1996 and mortgage loan product started during 1997; and 3) normal increases associated with growth. Expenses related to other operations were $1,240,423 for the three months ended March 31, 1999, an increase of $234,193, or 23%, over $1,003,230 for the three months ended March 31, 1998. This increase is attributed to normal operating expenses associated with growth.

The following is a breakdown of noninterest expenses by unit:

                                                                        3 months ended March 31,
                                                                            1999 versus 1998
                                                              --------------------------------------------
                                                                 1999             1998            $ Change
                                                              ----------       ----------         --------
                  Enterprise Merchant Banc                    $  165,168       $  100,023         $ 65,145
                  St. Peters and Sunset Hills
                  Banking Units                                1,196,928          815,787          381,141
                  Mortgage Operations                            252,305          164,608           87,697
                  Enterprise Financial Advisors                  220,870               --          220,870
                  Other Operations                             1,240,423        1,006,230          234,193
                                                              ----------       ----------         --------
                  Total Noninterest Expense                   $3,075,694       $2,086,648         $989,046
                                                              ==========       ==========         ========

YEAR 2000

OVERVIEW

The Year 2000 ("Y2K") issue refers to the ability of a date-sensitive computer program to recognize a two-digit date field designated "00" as the year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing a disruption to operations and normal business activities. This is a significant issue for many companies, including banks, and the implications of the Y2K issue cannot be predicted with any high degree of certainty.

The Company's State of Readiness:

The Company has developed a Y2K compliance program with five primary phases. These are: 1) Awareness, 2) Assessment, 3) Renovations, 4) Validation and 5) Implementation. As of March 31, 1999 the Awareness, Assessment, Renovations, and Validation phases were complete and all systems have been reviewed for
Y2K compliance. The scope of the Assessment phase included all areas of technology for the Company and its subsidiaries including, but not limited to, the phone system, voice mail system, computer network, banking mainframe and related software. As of March 31, 1999, the Implementation phase was approximately 75% complete. The Company expects to have the Implementation Phase completed by June 30, 1999. The Company is currently testing its contingency plans related to Y2K and expects to have all testing completed by
June 30, 1999.   The Company feels its primary Y2K exposure is in its core
banking software, which is leased from a third party bank software vendor providing the same software to hundreds of other banks. This vendor is working closely with the Company to address any Y2K issues that may be discovered and has indicated to the Company that there should be no material Y2K problems.

The Cost of Y2K Compliance:

The total cost to the Company to assess, correct and verify Y2K issues is estimated at $103,000, consisting of $45,000 in salaries and benefit costs allocated to Y2K projects and $58,000 in software and hardware expenses required for upgrading and testing of the Company's systems. This cost estimate does not include the cost associated with regulatory reporting, legal review of regulatory requirements, auditing requirements or other costs incurred related only to the disclosure requirements and not actual software or hardware issues. Such costs are difficult to determine as these requirements change frequently. If these non-systems related costs become significant and quantifiable, they will be disclosed at that time.

What Risks Exist for the Company:

The most likely risk the Company faces with respect to Y2K issues is in the core banking software. This system identifies and calculates payments due the Company's subsidiary bank for loans made to customers and amounts due to the bank's customers for deposits. The loss of these records or inability to accurately perform these calculations could cause the bank to incur additional expenses such as loan losses, underpayments of amounts due on loans, overpayments of amounts due to depositors or increased personnel expenses required to track this information manually. Such expenses are not currently quantifiable, but may be material to the operations and financial performance of the Company and its subsidiaries.

Contingency Plans:

Management believes the Company will be Y2K compliant by December 31, 1999. The Company is currently testing its contingency plans. However, as a precautionary measure, the Company will create electronic and paper based reports of every account as a back up. The back up reports will include the necessary information to calculate balance and payment information. If necessary, the electronic version of this information can be used by other common software applications such as Lotus 1-2-3 or Microsoft Excel to perform many of the calculations performed by the bank's core software system. The back up reports can also be used to manually calculate customer information indefinitely if needed.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $27 million and $29 million of deposits from the national network with the Company at March 31, 1999 and December 31, 1998, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at March 31, 1999:

                          Remaining Maturity                    Amount
              -----------------------------------------       ----------
                                                         (Dollars in Thousands)
              Three months or less                            $   11,223
              Over three through six months                       11,156
              Over six through twelve months                      13,294
              Over twelve months                                   2,189
                                                              ----------
                                                              $   37,862
                                                              ==========

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

CAPITAL ADEQUACY

In March 1999, the Company obtained a $2,500,000 unsecured line of credit from Jefferson Bank and Trust. The line of credit matures on March 31, 2000 and is an interest only note accruing interest at a variable rate of Prime
minus 0.50%.   There were no amounts outstanding under the line of credit at
March 31, 1999.

Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for possible loan losses, and debt considered equity for regulatory capital purposes.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                                  For Capital          Prompt Corrective
                                                           Actual              Adequacy Purposes       Action Provisions
                                                  ----------------------    ----------------------   ---------------------
                                                      Amount       Ratio        Amount       Ratio       Amount      Ratio
                                                  -------------   ------    -------------    -----   -------------   -----
At March 31, 1999:
    Total Capital (to Risk Weighted Assets)
         Enterbank Holdings, Inc.                 $  33,203,751   10.52%    $  25,244,342    8.00%   $  31,555,428   10.00%
         Enterprise Bank                          $  31,831,034   10.13%    $  25,130,872    8.00%   $  31,413,589   10.00%
    Tier I Capital (to Risk Weighted Assets)
         Enterbank Holdings, Inc.                 $  29,922,766    9.48%    $  12,622,171    4.00%   $  18,933,257    6.00%
         Enterprise Bank                          $  28,550,049    9.09%    $  12,565,436    4.00%   $  18,848,154    6.00%
    Tier I Capital (to Average Assets)
         Enterbank Holdings, Inc.                 $  29,922,766    8.03%    $  11,176,900    3.00%   $  18,628,166    5.00%
         Enterprise Bank                          $  28,550,049    7.69%    $  11,143,889    3.00%   $  18,573,148    5.00%

At December 31, 1998:
    Total Capital (to Risk Weighted Assets)
         Enterbank Holdings, Inc.                 $  32,400,862   10.97%    $  23,618,397    8.00%   $  29,522,997   10.00%
         Enterprise Bank                          $  30,809,159   10.48%    $  23,520,774    8.00%   $  29,400,967   10.00%
    Tier I Capital (to Risk Weighted Assets)
         Enterbank Holdings, Inc.                 $  29,200,862    9.89%    $  11,809,199    4.00%   $  17,713,798    6.00%
         Enterprise Bank                          $  27,609,159    9.39%    $  11,760,387    4.00%   $  17,640,580    6.00%
    Tier I Capital (to Average Assets)
         Enterbank Holdings, Inc.                 $  29,200,862    9.16%    $   9,558,703    3.00%   $  15,931,172    5.00%
         Enterprise Bank                          $  27,609,159    8.69%    $   9,526,209    3.00%   $  15,788,015    5.00%

EFFECT OF INFLATION

Changes in interest rates may have a significant impact on a commercial bank's performance because virtually all assets and liabilities of commercial banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity-to-assets ratio.

                               PART II -- OTHER INFORMATION

Item 5. - Other Information

On March 17, 1999, the Board of Directors adopted a Stock Appreciation Rights ("SAR") Plan to replace previous director compensation of up to $350.00 per month based solely on attendance at loan and board meetings. Eligible participants include non-management directors of the Company. The SAR Plan is intended to strengthen the commitment of the Company's directors by compensating them based upon their contribution to their respective boards and the performance of their respective unit and the Company. It allows them to share in the equity appreciation of the Company without diluting the equity ownership of the existing shareholders. An exercise price of $35.00 was used, which was the price determined to be the fair market value of Enterbank Holdings stock on March 17, 1999. The Plan is effective April 1, 1999.

Each of the non-management directors of Enterbank Holdings and its subsidiaries were granted 400 SARs each. The chairmen of the boards, Henry Warshaw of the Clayton Bank, James Wilhite of the St. Peters Bank, James Williams of the Sunset Hills Bank and Peter Schick of the Enterprise Financial Advisors (advisory) board, were each granted a total of 1,600 SARs to reflect the additional time and effort they contribute as chairmen.

Vesting is based upon three factors 1) time, 2) performance of the unit with which the recipient is associated (e.g., Enterbank Holdings, Clayton Bank, Sunset Hills Bank, St. Peters Bank, Enterprise Financial Advisors/Trust, or other any other unit which may be applicable under the terms of the Plan) and
3) attendance at the board meetings. Each director will vest in 10% of the total SARs granted annually with the first 10% occurring 12 months from the original grant date. In addition, SARs will vest annually based upon the annual unit performance of the recipient's respective unit: 5% for threshold performance, 10% for target performance and 25% for maximum performance. The performance level is determined by the Board upon review of the fiscal year performance of the unit. Each director must attend a majority (greater than 50%) of meetings held for vesting to occur in that period. The SARs granted have a five-year life and at maturity each director will receive cash or common stock, at the discretion of the Company, equal to the dollar amount of the incremental increase in value of the Company's common stock. The participants will not be granted additional SARs until the SARs initially granted are fully vested. It is expected that the initial SAR grant will take four to five years on average to fully vest. The Company is accruing for the future payout of the outstanding SARs. The SAR Plan is attached hereto as Exhibit 4.

Item 6. -- Exhibits and Reports on Form 8-K


     (a).  The exhibits are numbered in accordance with the Exhibit Table of
           Item 601 of Regulation S-K.


    Exhibit
    Number                                   Description
    -------                                  -----------
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

     3.3          Amendment to the Bylaws of the Registrant (incorporated herein by reference from Exhibit 3 to the Registrant's Registration on Form 8-K dated May 15, 1998 (File No. 000-24131)).

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

     4.4          Enterbank Holdings, Inc., Qualified Incentive Stock Option Plan
                  (incorporated herein by reference to the Registrant's 1998 Proxy
                  Statement (File No. 000-24131)).

     4.5          Enterbank Holdings, Inc. Stock Appreciation Rights (SAR) Plan and
                  agreement. <F1>

     10.2         Revised Customer Referral Agreement by and among Enterbank Holdings,
                  Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc.
                  (Incorporated herein by reference to the Registrant's Annual
                  Report on  Form 10-K for the period ended December 31, 1998
                  (File No. 000-24131)).

     11.1         Statement regarding computation of per share earnings. <F1>

     27.1         Financial Data Schedule. (EDGAR only) <F1>

     (b). The Company filed no current reports on Form 8-K during the three months ended March 31, 1999.

------------------------
<F1> Filed Herewith

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Clayton, State of Missouri on the 14th day of May 1999.



                                       ENTERBANK HOLDINGS, INC.

                                       By: _________________________________
                                           Fred H. Eller
                                           Chief Executive Officer


                                       By: _________________________________
                                           James C. Wagner
                                           Chief Financial Officer