Form 10-Q
period 1999-06-30
ENTERBANK HOLDINGS INC
filed 1999-08-12
CIK 1025835

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--For the quarterly period ended June 30,
            1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

            Commission file number
                                   -----------------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31 1999:

      Common Stock, $.01 par value----2,380,212 shares outstanding

==============================================================================

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:

      Consolidated Balance Sheets
      At June 30, 1999 and December 31, 1998                                                1

      Consolidated Statements of Income
      Six Months Ended June 30, 1999 and 1998                                               2

      Consolidated Statements of Comprehensive Income
      Three Months and Six Months Ended June 30, 1999 and 1998                              4

      Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1999 and 1998                                               5


      Notes to Consolidated Financial Statements                                            6

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                    11

   Item 3.    Quantitative and Qualitative Disclosures Regarding Market Risk               22


PART II - OTHER INFORMATION

   Item 4. Submissions of Matters to a Vote of Security Holders                            23

   Item 6. Exhibits and Reports on Form 8-K                                                25

   Signatures                                                                              26




                                                    PART I - Item 1
                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                              Consolidated Balance Sheets

                                                                          (Unaudited)               (Audited)
                                                                          At June 30,             At December 31,
                     Assets                                                  1999                      1998
                     ------                                              --------------           ---------------
Cash and due from banks                                                   $ 22,903,169             $ 29,701,018
Federal funds sold                                                          24,700,000               14,250,000
Interest-bearing deposits                                                       12,119                    5,035
Investments in debt and equity securities:
   Held for trade at fair value                                                707,546                      --
   Available for sale, at estimated fair value                              14,914,137               45,592,327
   Held to maturity, at amortized cost
      (estimated fair value of $598,061 at June 30,
      1999, and $704,723 at December 31, 1998)                                 587,787                  698,609
                                                                         --------------           --------------
      Total investments in debt and equity securities                       16,209,470               46,290,936
                                                                         --------------           --------------
Loans held for sale                                                          2,811,288                6,272,124
Loans, less unearned loan fees                                             338,633,956              273,817,522
   Less allowance for loan losses                                            3,440,000                3,200,000
                                                                         --------------           --------------
         Loans, net                                                        335,193,956              270,617,522
                                                                         --------------           --------------
Other real estate owned                                                        806,072                  806,072
Office equipment and leasehold improvements                                  3,069,486                3,063,123
Accrued interest receivable                                                  2,026,796                1,648,775
Investment in Enterprise Fund, L.P.                                            427,296                  424,484
Prepaid expenses and other assets                                            2,291,081                2,224,829
                                                                         --------------           --------------
         Total assets                                                     $410,450,733             $375,303,918
                                                                         ==============           ==============

      Liabilities and Shareholders' Equity
      ------------------------------------
Deposits:
   Demand                                                                 $ 68,910,586             $ 61,114,961
   Interest-bearing transaction accounts                                    25,785,461               24,234,717
   Money market accounts                                                   179,956,465              149,177,922
   Savings                                                                   1,830,800                1,471,647
   Certificates of deposit:
      $100,000 and over                                                     38,119,048               43,326,061
      Other                                                                 54,731,913               59,854,862
                                                                         --------------           --------------
         Total deposits                                                    369,334,273              339,180,170
Notes payable                                                                2,250,000                      --
Federal Home Loan Bank advances                                              6,940,649                6,000,000
Accrued interest payable                                                       668,660                  608,056
Accounts payable and accrued expenses                                          467,492                  275,563
                                                                         --------------           --------------
         Total liabilities                                                 379,661,074              346,063,789
                                                                         --------------           --------------
Shareholders' equity:
   Common stock, $.01 par value; authorized
      3,500,000 shares; issued and outstanding
      2,380,212 shares at June 30, 1999 and
      2,371,837 shares at December 31, 1998                                     23,802                   23,719
   Surplus                                                                  19,326,591               19,264,000
   Retained earnings                                                        11,471,064                9,941,792
   Accumulated other comprehensive income (loss)                               (31,798)                  10,618
                                                                         --------------           --------------
         Total shareholders' equity                                         30,789,659               29,240,129
                                                                         --------------           --------------
         Total liabilities and shareholders' equity                       $410,450,733             $375,303,918
                                                                         ==============           ==============

----------------
See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Income (unaudited)

                                                             Three months ended                 Six months ended
                                                               June 30, 1999                     June 30, 1999
                                                            1999            1998             1999             1998
                                                       --------------  --------------    --------------  ---------------
Interest income:
   Interest and fees on loans                           $  7,003,242    $  5,611,836      $ 13,338,479    $  10,991,800
   Interest on debt securities:
      Taxable                                                242,692         137,510           562,581          292,144
      Nontaxable                                               3,923           5,396            12,554           12,549
   Interest on federal funds sold                            185,478         298,579           463,398          523,485
   Interest on interest earning deposits                         --            1,668               137            3,474
                                                       --------------  --------------    --------------  ---------------
         Total interest income                             7,435,335       6,054,989        14,377,149       11,823,452
                                                       --------------  --------------    --------------  ---------------
Interest expense:
   Interest-bearing transaction accounts                     119,981         125,611           231,913          249,509
   Money market accounts                                   1,778,399       1,175,908         3,483,239        2,263,565
   Savings                                                    10,934           9,277            20,404           17,892
   Certificates of deposit:
      $100,000 and over                                      490,121         511,658           999,941          995,666
      Other                                                  729,506         970,948         1,511,958        1,911,651
   Federal Home Loan advances                                 83,685             --            158,712              --
   Notes payable                                               3,494             --              3,494              --
                                                       --------------  --------------    --------------  ---------------
         Total interest expense                            3,216,120       2,793,402         6,409,661        5,438,283
                                                       --------------  --------------    --------------  ---------------
         Net interest income                               4,219,215       3,261,587         7,967,488        6,385,169
Provision for loan losses                                    157,545         102,671           237,545          520,929
         Net interest income after
            provision for loan losses                      4,061,670       3,158,916         7,729,943        5,864,240
                                                       --------------  --------------    --------------  ---------------
Noninterest income:
   Service charges on deposit accounts                       150,878          61,638           268,370          111,952
   Financial advisory income                                  42,272             --             55,434              --
   Other service charges and fee income                       66,664          69,641           145,572          148,411
   Gain on sale of mortgage loans                            171,102         333,446           506,527          602,747
   Gain (Loss) on investment in
      Enterprise Fund, L.P.                                   (3,645)          1,241             2,811           (1,075)
                                                       --------------  --------------    --------------  ---------------
         Total noninterest income                            427,271         465,966           978,714          862,035
                                                       --------------  --------------    --------------  ---------------
Noninterest expense:
   Salaries                                                1,588,867       1,215,506         3,147,422        2,277,187
   Payroll taxes and employee benefits                       324,772         276,686           651,130          492,120
   Occupancy                                                 241,420         225,049           469,830          425,082
   Furniture and equipment                                    97,452          92,159           197,976          176,873
   FDIC insurance                                              9,625             --              9,625           14,965
   Data processing                                           119,580          68,444           229,509          135,316
   Other                                                     830,709         616,588         1,582,192        1,059,537
                                                       --------------  --------------    --------------  ---------------
         Total noninterest expense                         3,212,425       2,494,432         6,287,684        4,581,080
                                                       --------------  --------------    --------------  ---------------
         Income before income tax expense                  1,276,516       1,130,450         2,420,973        2,145,195
Income tax expense                                           463,752         426,800           870,427          819,300
                                                       --------------  --------------    --------------  ---------------
         Income before cumulative effect of
            a change in accounting principle            $    812,764    $    703,650      $  1,550,546     $  1,325,895
                                                       ==============  ==============    ==============  ===============
Cumulative effect on prior years of a change in
   asset classification                                      121,491             --            121,491              --
                                                       --------------  --------------    --------------  ---------------
         Net income                                     $    934,255    $    703,650      $  1,672,037     $  1,325,895
                                                       ==============  ==============    ==============  ===============

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                Consolidated Statements of Income (unaudited) continued

                                                                Three months ended             Six months ended
                                                                   June 30, 1999                 June 30, 1999
                                                              1999           1998           1999           1998
                                                          ------------   ------------   ------------   ------------
Per share amounts
   Basic earnings per share:
      Income before cumulative effect of
         change in accounting principle                    $     0.34     $     0.30     $     0.65     $     0.57
      Cumulative effect on prior years of a
         change in asset classification                    $     0.05     $     0.00     $     0.05     $     0.00
                                                          ------------   ------------   ------------   ------------
            Net Income                                     $     0.39     $     0.30     $     0.70     $     0.57
                                                          ============   ============   ============   ============
      Basic weighted average common shares
         common stock equivalents outstanding               2,379,485      2,365,112      2,376,809      2,334,939
   Diluted earnings per share:
      Income before cumulative effect of a
         change in accounting principle                    $     0.31     $     0.28     $     0.61     $     0.53
      Cumulative effect on prior years of a
         change in asset classification                    $     0.05     $     0.00     $     0.05     $     0.00
                                                          ------------   ------------   ------------   ------------
            Net Income                                     $     0.36     $     0.28     $     0.66     $     0.53
                                                          ============   ============   ============   ============
      Diluted weighted average common
         shares and common stock
         equivalents outstanding                            2,567,401      2,511,307      2,549,993      2,492,880

-------------------
See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Comprehensive Income (unaudited)

                                                          Three months ended June 30,   Six months ended June 30,
                                                             1999           1998           1999           1998
                                                           ----------     ----------   ------------   ------------
Net income                                                  $934,255       $703,650     $1,672,037     $1,325,895
Other comprehensive income (loss), before tax:
   Unrealized losses on securities:
      Unrealized holding losses arising
         during period                                       (34,859)        (1,548)       (64,267)        (1,906)
                                                           ----------     ----------   ------------   ------------
Other comprehensive income (loss), before tax                (34,859)        (1,548)       (64,267)        (1,906)
Income tax benefit related to items of
   other comprehensive income                                 11,852            526         21,851            648
                                                           ----------     ----------   ------------   ------------
Other comprehensive income (loss), net of taxes              (23,007)        (1,022)       (42,416)        (1,258)
                                                           ----------     ----------   ------------   ------------
Comprehensive income                                        $911,248       $702,628     $1,629,621     $1,324,637
                                                           ==========     ==========   ============   ============

----------------
See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (unaudited)

                                                                                  Six months ended June 30,
                                                                                1999                      1998
                                                                          --------------             --------------
Cash flows from operating activities:
   Net income                                                              $  1,672,037               $  1,325,895
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of change in accounting principle, net of tax       (121,491)                       --
         Depreciation and amortization                                          302,994                    204,912
         Provision for loan losses                                              237,545                    520,929
         Net accretion of debt securities                                      (203,321)                   (42,009)
         (Gain) loss on investment in Enterprise Fund, L.P.                      (2,812)                     1,075
         Mortgage loans originated                                          (34,724,575)               (32,611,078)
         Proceeds from mortgage loans sold                                   38,691,938                 30,807,300
         Gain on sale on mortgage loans                                        (506,527)                  (602,747)
         (Increase) decrease in accrued interest receivable                    (378,021)                  (123,305)
         (Increase) decrease in prepaid expenses and other assets              (576,252)                   (25,702)
         Increase in accounts payable and accrued expenses                      198,328                    (48,375)
                                                                          --------------             --------------
            Net cash provided by (used in) operating activities               4,589,843                   (593,105)
                                                                          --------------             --------------
Cash flows from investing activities:
   Purchases of interest-bearing deposits                                        (7,084)                       --
   Purchases of available-for-sale debt securities                          (13,432,055)               (10,132,006)
   Purchases of available-for-sale equity securities                           (250,700)                  (320,000)
   Proceeds from maturities of available-for-sale debt securities            44,500,000                 12,000,000
   Proceeds from maturities and principal paydowns on
      held-to-maturity debt securities                                          103,000                    460,786
   Proceeds from the maturity of interest-bearing deposits                          --                      21,504
   Net increase in loans                                                    (64,813,979)               (22,925,526)
   Purchases of office equipment and leasehold improvements                    (301,535)                  (508,196)
   Write-down of office equipment and leasehold improvements                        --                       2,522
   Proceeds from sale of other real estate owned                                    --                      73,455
   Investment in Enterprise Fund, L.P.                                              --                    (201,000)
                                                                          --------------             --------------
            Net cash provided by (used in) investing activities             (34,202,353)               (21,528,461)
                                                                          --------------             --------------
Cash flows from financing activities:
   Net increase (decrease) in demand and savings accounts                    40,484,065                 16,703,657
   Net increase (decrease) in certificates of deposit                       (10,329,962)                 7,842,384
   Increase (decrease) in notes payable                                       2,250,000                        --
   Proceeds from short term borrowings                                          940,649                        --
   Cash dividends paid                                                         (142,765)                  (116,756)
   Proceeds from the exercise of common stock options                            62,674                    338,600
                                                                          --------------             --------------
            Net cash provided by financing activities                        33,264,661                 24,767,885
                                                                          --------------             --------------
            Net increase in cash and due from banks                           3,652,151                  2,646,319
Cash and due from banks, beginning of year                                   43,951,018                 46,722,054
                                                                          --------------             --------------
Cash and due from banks, end of year                                       $ 47,603,169               $ 49,368,373
                                                                          ==============             ==============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                             $  6,349,057               $  5,396,968
      Income taxes                                                              840,000                  1,191,066
   Transfer of held to maturity security to trading                        $    510,000               $        --

_____________
See accompanying notes to consolidated financial statements.

                                      5

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES


(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

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

(2) ORGANIZATION

On April 28, 1999, the Company's Shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000,000 to 3,500,000.

(3) OPTION PLAN

On April 28, 1999, the Company's Shareholders approved a qualified incentive stock option plan ("Plan IV"). Plan IV sets aside up to 200,000 shares of the Company's Common Stock for options to be granted to certain key employees of the Company. The purchase price for options granted under Plan IV will be determined based upon the market value of the Common Stock at the time such options are granted. At June 30, 1999 Plan IV had no options outstanding.

(4) ENTERPRISE MERCHANT BANC

The Company is currently restructuring the ownership of the merchant banking operations in which it is involved. In July of 1999, a preliminary closing took place for a merchant banking fund ("Fund II") that is not a Small Business Investment Company ("SBIC") regulated by the Small Business Administration ("SBA"). Due to the current Federal Reserve regulations, the Company cannot have control of an investment company that is not an SBIC. Therefore, the Company restructured its ownership and control positions of the various merchant banking operations. The result of this restructuring is that the Company maintains ownership of the wholly owned subsidiary, Enterprise Merchant Banc, Inc., which in turn has a minority interest in Enterprise Merchant Banc, LLC. The minority interest in Enterprise Merchant Banc, LLC is based on a 4.9% voting and common stock ownership and a 24.9% economic ownership. This structure provides the Company the ability to maintain a similar level of return in the form of income that would have been realized under the previous structure, yet satisfies the regulations concerning ownership and control. This structure also allows Enterprise Merchant Banc, LLC to be involved in a broader array of activities and opportunities than were previously allowed.

Future reporting, with respect to merchant banking, will be referred to as "merchant banking activities" which includes the activities from the investment in the various merchant banking funds, the investment in Enterprise Merchant Banc, LLC, as well as the income earned from Enterprise Merchant Banc, Inc. (the wholly owned subsidiary) of the Company. Such activities will include the returns earned on the Fund's investments, the carried interest, and the pro-rata share of the distribution of Enterprise Merchant Banc, LLC income as well as fees earned at Enterprise Merchant Banc, Inc.

(5) COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains or losses on securities. The Company's comprehensive earnings adjustments for the six-month period ending June 30, 1999 and 1998 were as follows:

                                                              Six Months Ended June 30, 1999
                                                ------------------------------------------------------------
                                                                                 Tax
                                                 Before-Tax                   (Expense)           Net-of-Tax
                                                   Amount                    or Benefit             Amount
                                                ------------                ------------         -----------
Unrealized gains (losses) on securities:
   Unrealized holding losses arising
      during period                              $  (64,267)                 $   21,851           $ (42,416)
                                                ------------                ------------         -----------
Other comprehensive income (loss)                $  (64,267)                 $   21,851           $ (42,416)
                                                ============                ============         ===========

                                                              Six Months Ended June 30, 1998
                                                ------------------------------------------------------------
                                                                                 Tax
                                                 Before-Tax                   (Expense)           Net-of-Tax
                                                   Amount                    or Benefit             Amount
                                                ------------                ------------         -----------
Unrealized gains (losses) on securities:
   Unrealized holding losses arising
      during period                              $   (1,906)                 $      648           $  (1,258)
                                                ------------                ------------         -----------
Other comprehensive income (loss)                $   (1,906)                 $      648           $  (1,258)
                                                ============                ============         ===========

The Company did not sell any investments in debt and equity securities during the six months ended June 30, 1999 and 1998.

                                          Six Months Ended June 30, 1999
                                   --------------------------------------------
                                                                   Accumulated
                                      Unrealized                      Other
                                   Gains (Losses) on              Comprehensive
                                     On Securities                Income (Loss)
                                   -----------------              -------------
Beginning balance                     $  10,618                     $  10,618
Current-period change                   (42,416)                      (42,416)
                                     -----------                   -----------
Ending balance                        $ (31,798)                    $ (31,798)
                                     ===========                   ===========

                                          Six Months Ended June 30, 1998
                                   --------------------------------------------
                                                                   Accumulated
                                      Unrealized                      Other
                                   Gains (Losses) on              Comprehensive
                                     On Securities                Income (Loss)
                                   -----------------              -------------

Beginning balance                     $  (1,473)                    $  (1,473)
Current-period change                    (1,258)                       (1,258)
                                     -----------                   -----------
Ending balance                        $  (2,731)                    $  (2,731)
                                     ===========                   ===========

(6) SEGMENT DISCLOSURE

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information requires operating segment reporting in financial statements for periods beginning after December 15, 1997. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance.

Management of the Company reviews the financial performance of its operation segments on an after-tax basis. The Company's four major operating segments in 1998 and 1999 include Enterbank Holdings, Inc., Enterprise Bank, Enterprise Financial Advisors and Enterprise Merchant Banc. Enterbank Holdings incurs general corporate expenses not allocated to the operating segments and operates as a holding company for each of the other three operating segment entities. Enterprise Bank provides a full range of commercial banking services. These services include but are not limited to loans, deposit accounts, safe deposit boxes, lock boxes and cash management services. Enterprise Financial Advisors, a division of Enterprise Bank, offers financial planning and trust services. Enterprise Merchant Banc offers merchant banking and venture capital services.

The following are the financial results for each of the Company's operating segments for the three-month periods ended June 30, 1999 and 1998:

                                                          Three Months Ended June 30, 1999
                               ---------------------------------------------------------------------------------------
                                                                Enterprise  Enterprise
                                  Enterbank      Enterprise     Financial    Merchant
                               Holdings, Inc.       Bank         Advisors      Banc      Eliminations   Consolidated
                               --------------  --------------  -----------  -----------  ------------   --------------
Interest income                  $      --      $  7,435,335    $     --     $      10    $      (10)    $  7,435,335
Interest expense                      3,494        3,212,636          --           --            (10)       3,216,120
Net interest margin                  (3,494)       4,222,699          --            10           --         4,219,215
Provision for loan losses               --           157,545          --           --            --           157,545
Noninterest income                      --           322,754       63,292       41,225           --           427,271
Direct expenses                         --               --        22,861          --            --            22,861
Contribution margin                     --           322,754       40,431       41,225           --           404,410
Noninterest expenses                154,481        2,671,623      222,626      163,695           --         3,212,425
                                ------------   --------------  -----------  -----------  ------------   --------------
Income (loss) before
   income tax expense (benefit)    (157,975)       1,716,285     (182,195)    (122,460)          --         1,276,516
Income tax expense (benefit)        (79,800)         656,113      (65,424)     (47,137)          --           463,752
                                ------------   --------------  -----------  -----------  ------------   --------------
Income before cumulative
   effect of a change in
   accounting principle             (78,175)       1,060,172     (116,771)     (75,323)          --           812,764
Cumulative effect on prior
   years of a change in
   asset classification             121,491              --           --           --            --           121,491
                                ------------   --------------  -----------  -----------  ------------   --------------
Net income                       $   43,316     $  1,060,172    $(116,771)   $ (75,323)   $      --      $    934,255
                                ============   ==============  ===========  ===========  ============   ==============
Total assets                     $1,418,261     $408,590,329    $  31,048    $ 707,954    $ (296,859)    $410,450,783
                                ------------   --------------  -----------  -----------  ------------   --------------

                                                          Three Months Ended June 30, 1998
                               ---------------------------------------------------------------------------------------
                                                                Enterprise  Enterprise
                                  Enterbank      Enterprise     Financial    Merchant
                               Holdings, Inc.       Bank         Advisors      Banc      Eliminations   Consolidated
                               --------------  --------------  -----------  -----------  ------------   --------------

Interest income                  $      --      $  6,054,989    $     --     $       2    $       (2)    $  6,054,989
Interest expense                        --         2,793,404          --           --             (2)       2,793,402
Net interest margin                     --         3,216,586          --           --            --         3,261,587
Provision for loan losses               --           102,671          --           --            --           102,671
Noninterest income                      --           412,790          --        53,176           --           456,966
Direct expenses                         --               --           --           --            --               --
Contribution margin                     --           412,790          --        53,176           --           465,966
Noninterest expenses                258,837        2,087,811          --       147,784           --         2,494,432
                                ------------   --------------  -----------  -----------  ------------   --------------
Income before income tax
   expense (benefit)               (258,837)       1,483,893          --       (94,606)          --         1,130,450
Income tax expense                  (99,000)         561,300          --       (35,500)          --           426,800
                                ------------   --------------  -----------  -----------  ------------   --------------
Net income                       $ (159,837)    $    922,593    $     --     $ (59,106)  $       --      $    703,650
                                ============   ==============  ===========  ===========  ============   ==============
Total assets                     $2,134,709     $316,341,562    $     --     $ 233,086   $(1,301,002)    $317,408,355
                                ------------   --------------  -----------  -----------  ------------   --------------

As shown on the table, Enterprise Bank ("the Bank") is the primary source of income and assets for the Company. The Bank contributed $92 million more in assets at June 30, 1999 compared to assets at June 30, 1998. Most of the asset growth experienced by the Company is attributable to the Bank. The Bank also provides much of the income to the Company. The other operating segments are experiencing net losses primarily because they are in early stages of growth. Enterprise Financial Advisors began operations during the second half of 1998. Enterprise Merchant Banc has increased activity during 1998 and 1999 by opening an office in Overland Park, Kansas, and raised capital for a second equity fund. Enterbank Holdings has some assets in the form of small investments. Enterbank Holdings also has noninterest expenses related to consolidated items of the Company.

The following are the financial results for each of the Company's operating segments for the six-month periods ended June 30, 1999 and 1998:

                                                           Six Months Ended June 30, 1999
                               ---------------------------------------------------------------------------------------
                                                               Enterprise   Enterprise
                                 Enterbank       Enterprise     Financial    Merchant
                               Holdings, Inc.       Bank        Advisors       Banc      Eliminations   Consolidated
                               --------------  --------------  -----------  -----------  ------------   --------------
Interest income                  $      --      $ 14,377,149    $     --     $      10   $       (10)    $ 14,377,149
Interest expense                      3,494        6,406,177          --           --            (10)       6,409,661
Net interest margin                  (3,494)       7,970,972          --            10           --         7,967,488
Provision for loan losses               --           237,545          --           --            --           237,545
Noninterest income                      726          794,807       89,865       93,316           --           978,714
Direct expenses                         --               --        34,868          --            --            34,868
Contribution margin                     726          794,807       54,997       93,316           --           943,846
Noninterest expenses                335,037        5,175,902      441,765      334,980           --         6,287,684
Income (loss) before
   income tax expense (benefit)    (337,805)       3,352,332     (386,768)    (241,654)          --         2,420,973
Income tax expense (benefit)       (127,539)       1,236,804     (143,608)     (95,230)          --           870,427
                                ------------   --------------  -----------  -----------  ------------   --------------
Income before cumulative
   effect of a change in
   accounting principle            (210,266)       2,115,528     (243,160)    (146,424)          --         1,550,546
Cumulative effect on prior
   years of a change in
   assetclassification              121,491              --           --           --            --           121,491
                                ------------   --------------  -----------  -----------  ------------   --------------
Net income (loss)                $  (88,775)    $  2,115,528    $(243,160)   $(146,424)  $       --      $  1,672,037
                                ============   ==============  ===========  ===========  ============   ==============
Total assets                     $1,418,261     $408,590,329    $  31,048    $ 707,954   $  (296,859)    $410,450,733
                                ------------   --------------  -----------  -----------  ------------   --------------

                                                           Six Months Ended June 30, 1998
                               ---------------------------------------------------------------------------------------
                                                               Enterprise   Enterprise
                                 Enterbank       Enterprise     Financial    Merchant
                               Holdings, Inc.       Bank        Advisors       Banc      Eliminations   Consolidated
                               --------------  --------------  -----------  -----------  ------------   --------------
Interest income                  $      --      $ 11,823,452    $     --     $       2   $        (2)    $ 11,823,452
Interest expense                        --         5,438,283          --           --             (2)       5,438,283
Net interest margin                     --         6,835,167          --           --            --         6,385,169
Provision for loan losses               --           520,929          --           --            --           520,929
Noninterest income                    2,820          743,830          --       115,385           --           862,035
Direct expenses                         --               --           --           --            --               --
Contribution margin                   2,820          743,830          --       115,385           --           862,035
Noninterest expenses                475,780        3,860,263          --       245,037           --         4,581,080
                                ------------   --------------  -----------  -----------  ------------   --------------
Income before income
   tax expense (benefit)           (472,960)       2,747,805          --      (129,650)          --         2,145,195
Income tax expense (benefit)       (177,500)       1,044,300          --       (47,500)          --           819,300
                                ------------   --------------  -----------  -----------  ------------   --------------
Net income                       $ (295,460)    $  1,703,505    $     --     $ (82,150)  $       --      $  1,325,895
                                ============   ==============  ===========  ===========  ============   ==============
Total assets                     $2,134,709     $316,341,562    $     --     $ 233,086   $(1,301,002)    $317,408,355
                                ------------   --------------  -----------  -----------  ------------   --------------

As shown on the table, Enterprise Bank ("the Bank") is the primary source of income and assets for the Company. The Bank contributed $92 million more in assets at June 30, 1999 compared to assets at June 30, 1998. Most of the asset growth experienced by the Company is attributable to the Bank. The Bank also provides much of the income to the Company. The Bank experienced a 24% increase in net income during the six-month period ended June 30, 1999 compared to the same period in 1998. The Company experienced a 26% increase in net income for the same period. The other operating segments are experiencing net losses primarily because they are in early stages of growth. Enterprise Financial Advisors began operations during the second half of 1998. Enterprise Merchant Banc has increased activity during 1998 and 1999 by opening an office in Overland Park, Kansas, and raised capital for a second equity fund. Enterbank Holdings has some assets in the form of small investments. Enterbank Holdings also has noninterest expenses related to consolidated items of the Company.

(7) CHANGE IN ACCOUNTING PRINCIPLES

Effective May 1, 1999, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards for derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

In connection with the adoption of SFAS 133, the Company elected to reclassify an equity investment from held-to-maturity to trading. The Company recorded a $197,546 gain on marking the asset to market which is treated as a cumulative effect of change in accounting principle.


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

                                  INTRODUCTION

The discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998 and the year ended December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                               FINANCIAL CONDITION

Total assets at June 30, 1999 were $410 million, an increase of $35 million, or 9%, over total assets of $375 million at December 31, 1998. Loans and leases, net of unearned loan fees, were $339 million, an increase of $65 million, or 24%, over total loans and leases of $274 million at December 31, 1998. Federal funds sold and investment securities were $41 million, a decrease of $20 million, or 33%, from total federal funds sold and investment securities of $61 million at December 31, 1998. The decrease resulted from the shift in earnings assets from short-term investments into loans during the first six months of 1999.

Total deposits at June 30, 1999 were $369 million, an increase of $30 million over total deposits of $339 million at December 31, 1998.

Total shareholders' equity at June 30, 1999 was $30.8 million, an increase of $1.6 million over total shareholders' equity of $29.2 million at December 31,
1998.   The increase in equity is due to an increase in net income of $1.7 million for the six months ended June 30, 1999, and the exercise of incentive stock options by employees, less dividends paid to shareholders.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net income was $934,255 for the three month period ended June 30, 1999, an increase of 33% over net income of $703,650 for the same period in fiscal 1998. Basic earnings per share for the three month periods ended June 30, 1999 and 1998 were $0.39 and $0.30, respectively. Diluted earnings per share for the three month periods ended June 30, 1999 and 1998 were $0.36 and $0.28, respectively.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $4.2 million, or 4.74% of average earnings assets, for the three months ended June 30, 1999, compared to $3.3 million, or 4.76% of average earning assets, for the same period in 1998. The $958,000, or 29%, increase in net interest income for the three months ended June 30, 1999 resulted primarily from an $83 million increase in average earnings assets to $359 million, from $276 million during the same period in 1998. This increase in earning asset balances was offset by a 0.50% decrease in the earning asset yield. The increase in earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earning assets decreased to 8.32% for the three month period ended June 30, 1999 compared to 8.82% for the three month period ended June 30, 1998. The decrease in asset yield was primarily due to three 0.25% drops, for a total of a 0.75% decrease, in the Prime rate during the third and fourth quarters of the fiscal year 1998 and a general decrease in the average yield on loans. The increase in net interest margin was offset by a $73 million increase in average interest-bearing liabilities to $298 million for the three months ended June 30, 1999 from $225 million during the same period in 1998. The yield on interest-bearing liabilities decreased to 4.33% for the three months ended June 30, 1999 compared to 4.97% for the same period in 1998. This decrease is attributed to the above-mentioned declines in the Prime rate and a change in the mix of interest-bearing liabilities from higher yielding certificates of deposits to lower yielding transaction and money market accounts.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended June 30, 1999 and 1998:

                                                          Three Months Ended June 30,
                        ----------------------------------------------------------------------------------------------
                                              1999                                           1998
                        ----------------------------------------------  ----------------------------------------------
                                       Percent    Interest     Average                Percent    Interest     Average
                         Average      of Total    Income/       Yield/   Average      of Total    Income/      Yield/
                         Balance       Assets     Expense        Rate    Balance       Assets     Expense       Rate
                        ----------    --------    --------     -------  ----------    --------   --------     --------
ASSETS                                                       (Dollars in Thousands)
------
Interest-earning
 assets:
 Loans <F1>              $324,047       84.70%     $7,025        8.70%   $242,352       81.96%     $5,623        9.31%
 Taxable investments
   in debt securities      18,856        4.93         241        5.13      10,038        3.39         138        5.51
 Non-taxable
   investments in
   debt securities <F2>       562        0.15           9        6.42         486        0.16           8        6.61
 Federal funds sold        16,020        4.19         185        4.63      23,056        7.80         299        5.20
 Interest earning
   deposits                    10         --            0        1.71         119        0.04           2        6.74
                        ----------    --------    --------              ----------    --------    --------
Total interest-
 earning assets           359,495       93.97       7,460        8.32     276,051       93.35       6,070        8.82
Non-interest-
 earning assets:
 Cash and due
   from banks              17,671        4.62                              15,606        5.28
 Office equipment
   and leasehold
   improvements             3,051        0.80                               2,454        0.83
 Prepaid expenses
   and other assets         5,670        1.48                               4,571        1.55

 Allowance for
  possible loan losses     (3,314)      (0.87)                             (2,986)      (1.01)
                        ----------    --------                          ----------    --------
 Total assets            $382,573      100.00%                           $295,696      100.00%
                        ==========    ========                          ==========    ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------
Interest-bearing
 liabilities:
 Interest-bearing
   transaction
   accounts              $ 27,088        7.08%     $  120        1.78%   $ 20,274        6.86%     $  126        2.49%
 Money market             166,735       43.58       1,778        4.28     101,989       34.49       1,176        4.62
 Savings                    1,778        0.46          11        2.47       1,509        0.51           9        2.39
 Certificates of
   deposit                 94,587       24.72       1,220        5.17     101,726       34.49       1,483        5.85
 Notes payable                883        0.23           3        1.76         --          --          --          --
 Federal Home
   Loan Bank advances       6,840        1.79          84        4.91         --          --          --          --
                        ----------    --------    --------              ----------    --------    --------
Total interest-
 bearing liabilities      297,911       77.87       3,216        4.33     225,496       76.26       2,794        4.97
Noninterest-bearing
 liabilities:
 Demand deposits           53,465       13.98                              41,834       14.15
 Other liabilities            672        0.18                               1,048        0.35
                        ----------    --------                          ----------    --------
 Total liabilities        352,048       92.02                             268,378       90.76
 Shareholders' equity      30,524        7.98                              27,319        9.24
                        ----------    --------                          ----------    --------
 Total liabilities
    and shareholders'
    equity               $382,572      100.00%                           $295,696      100.00%
                        ==========    ========                          ==========    ========
Net interest income                                $4,244                                          $3,276
                                                  ========                                        ========
Net interest margin                                            4.74%                                           4.76%

-------------
<F1> Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $250,000 and $148,000, for 1999 and 1998, respectively.
<F2> Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net income was $1,672,037 for the six month period ended June 30, 1999, an increase of 26% over net income of $1,325,895 for the same period in fiscal 1998. Basic earnings per share for the six month periods ended June 30, 1999 and 1998 were $0.70 and $0.57, respectively. Diluted earnings per share for the six month periods ended June 30, 1999 and 1998 were $0.66 and $0.53, respectively.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $8.0 million, or 4.59% of average earnings assets, for the six months ended June 30, 1999, compared to $6.4 million, or 4.80% of average earning assets, for the same period in 1998. The $1.6 million, or 25% increase, in net interest income for the six months ended June 30, 1999 resulted primarily from an $82 million increase in average earnings assets to $352 million, from $270 million during the same period in 1998. This increase in earning asset balances was offset by a 0.61% decrease in the earning asset yield. The increase in earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earning assets decreased to 8.26% for the six month period ended June 30, 1999 compared to 8.87% for the six month period ended June 30, 1998. The decrease in asset yield was primarily due to three 0.25% drops, for a total of a 0.75% decrease, in the Prime rate during the third and fourth quarters of fiscal 1998 and a general decrease in average yield on loans. The increase in net interest margin was offset by a $74 million increase in average interest-bearing liabilities to $294 million for the six months ended June 30, 1999 from $220 million during the same period in 1998. $7.0 million of the $74 million increase in interest-bearing liabilities represents an increase in notes payable and Federal Home Loan Bank advances as of June 30, 1999 as compared to June 30, 1998. The yield on interest-bearing liabilities decreased to 4.40% for the six months ended June 30, 1999 compared to 4.99% for the same period in 1998. This decrease is attributed to the above-mentioned declines in the Prime rate and a concerted effort by management to decrease the interest paid on deposits.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the six month periods ended June 30, 1999 and 1998:

                                                         Six Months Ended June 30,
                        ----------------------------------------------------------------------------------------------
                                              1999                                           1998
                        ----------------------------------------------  ----------------------------------------------
                                       Percent    Interest     Average                Percent    Interest     Average
                         Average      of Total    Income/       Yield/   Average      of Total    Income/      Yield/
                         Balance       Assets     Expense        Rate    Balance       Assets     Expense       Rate
                        ----------    --------    --------     -------  ----------    --------   --------     --------
ASSETS                                                       (Dollars in Thousands)
------
Interest-earning
 assets:
 Loans <F1>              $309,734       82.03%    $13,385        8.71%   $238,841       82.76%    $11,018        9.30%
 Taxable investments
   in debt securities      21,638        5.73         562        5.24      10,398        3.60         292        5.66
 Non-taxable
   investments in
   debt securities <F2>       596        0.16          19        6.42         572        0.20          19        6.70
 Federal funds sold        20,079        5.32         463        4.65      19,725        6.83         523        5.35
 Interest earning
   deposits                    13        0.00           0        3.27         123        0.04           3        4.90
                        ----------    --------   ---------              ----------    --------    --------
Total interest-
 earning assets           352,060       93.24      14,429        8.26     269,658       93.43      11,855        8.87
Non-interest-
 earning assets:
 Cash and due
   from banks              20,347        5.39                              14,992        5.19
 Office equipment
   and leasehold
   improvements             3,051        0.81                               2,396        0.83
 Prepaid expenses
   and other assets         5,411        1.43                               4,421        1.53
 Allowance for
   possible loan
   losses                  (3,276)      (0.87)                             (2,861)      (0.99)
                        ----------    --------                          ----------    --------
 Total assets            $377,593      100.00%                           $288,606      100.00%
                        ==========    ========                          ==========    ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------
Interest-bearing
 liabilities:
 Interest-bearing
   transaction
   accounts              $ 26,036        6.90%    $   232        1.79%   $ 20,080        6.96%    $   250        2.51%
 Money market             162,783       43.11       3,483        4.31      98,000       33.96       2,264        4.66
 Savings                    1,667        0.44          20        2.47       1,461        0.51          18        2.48
 Certificates of
   deposit                 96,281       25.50       2,512        5.26     100,106       34.69       2,908        5.86
 Notes payable                441        0.12           3        3.52         --          --          --          --
 Federal Home Loan
   Bank advances            6,585        1.74         159        4.87         --          --          --          --
                        ----------    --------   ---------              ----------    --------    --------
Total interest-
 bearing liabilities      293,793       76.07       6,410        4.40     219,647       76.12       5,440        4.99
Noninterest-bearing
 liabilities:
 Demand deposits           52,780       13.98                              41,025       14.21
 Other liabilities            921        0.24                               1,029        0.36
                        ----------    --------                          ----------    --------
 Total liabilities        347,494       92.03                             261,701       90.68
 Shareholders' equity      30,100        7.97                              26,905        9.32
                        ----------    --------                          ----------    --------
 Total liabilities
   and shareholders'
   equity                $377,594      100.00%                           $288,606      100.00%
                        ==========    ========                          ==========    ========
Net interest income                               $ 8,020                                         $ 6,415
                                                 =========                                       =========
Net interest margin                                              4.59%                                           4.80%

-------------
<F1>  Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $250,000 and $148,000, for 1999 and 1998, respectively.
<F2>  Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $158,000 and $238,000 for the three month and six month periods ended June 30, 1999, respectively, compared to $103,000 and $521,000 for the same periods in 1998. Continued quality of the loan portfolio allowed the Company to decrease the provision for loan losses during the first six months of 1999 as compared to the same period in 1998. This quality is demonstrated by a decrease in non-performing loans. Non-performing loans decreased from $8,000 as of June 30, 1998 to $0 at June 30, 1999. The decrease in provision for possible loan losses also reflects a decrease in net loans charged off to net recoveries of $2,000 from net loans charged off of $31,000 for six months ended June 30, 1999 and 1998, respectively.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to expense:

                                                                   Six Months Ended June 30,
                                                              ----------------------------------
                                                                 1999                   1998
                                                              ----------            ------------
                                                                      (Dollars in Thousands)
Allowance at beginning of year                                 $  3,200              $    2,510
                                                              ----------            ------------
Loans charged off:
   Commercial and industrial                                        --
      Real estate:                                                  --                       30
      Commercial                                                    --                       19
      Construction                                                  --                      --
      Residential                                                   --                      --
   Consumer and other                                               --                      --
                                                              ----------            ------------
   Total loans charged off                                          --                       49
                                                              ----------            ------------
Recoveries of loans previously charged off:
   Commercial and industrial                                        --                       18
   Real estate:
      Commercial                                                    --                      --
      Construction                                                  --                      --
      Residential                                                   --                      --
   Consumer and other                                                 2                     --
                                                              ----------            ------------
   Total recoveries of loans previously charged off                   2                      18
                                                              ----------            ------------
Net loans (recovered) charged off                                    (2)                     31
                                                              ----------            ------------
Provisions charged to operations                                    238                     521
                                                              ----------            ------------
Allowance at end of period                                     $  3,440                $  3,000
                                                              ==========            ============

Average loans                                                  $309,734                $238,841
Total loans                                                    $338,634                $248,357
Nonperforming loans                                            $    --                 $      8

Net charge-offs to average loans                                   0.00%                   0.03%
Allowance for possible loan losses to loans                        1.02%                   1.21%
Allowance for possible loan losses to
   non-performing loans                                             N/A                     N/M


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                          June 30,              December 31,
                                                            1999                    1998
                                                         ----------             ------------
                                                                 (Dollars in Thousands)
Non-accrual loans                                         $    --                 $      2
Loans past due 90 days or more
   and still accruing interest                                 --                      --
Restructured loans                                             --                      --
                                                         ----------              ----------
   Total nonperforming loans                                   --                        2
Foreclosed property                                            806                     806
                                                         ----------              ----------
Total non-performing assets                               $    806                $    808
                                                         ==========              ==========
Total assets                                              $410,451                $375,304
Total loans                                               $338,634                $273,818
Total loans plus foreclosed property                      $339,440                $274,624

Nonperforming loans to loans                                 0.00%                   0.00%
Nonperforming assets to loans plus
   foreclosed property                                       0.24%                   0.29%
Nonperforming assets to total assets                         0.20%                   0.22%

NONINTEREST INCOME

Noninterest income was $427,000 and $979,000 for the three month and six month periods ended June 30, 1999 respectively, compared to $466,000 and $862,000 for the same periods in 1998. The increase is primarily attributed to increased service charges on deposit accounts and financial advisory fees. Service charges on deposit accounts were $151,000 and $268,000 for the three month and six month periods ended June 30, 1999, respectively, compared to $62,000 and $112,000 for the same periods in 1998. The increase in service charges is due to a concerted effort by the Company's management to alter service charges and other fees to stay competitive in the marketplace. Financial advisory fees were $42,000 and $55,000 for the three month and six month periods ended June 30, 1999, respectively as compared to $0 for the same periods in 1999. The Company began offering financial advisory services in October 1997. The above mentioned increases were offset by a $162,000 and $96,000 decrease in the gain on the sale of mortgage loans for the three month and six month periods ended June 30, 1999 compared to the same periods ended June 30, 1998. This decrease is due to an increase in interest rates during the last half of the year in 1998. Over half of the gain on sale of mortgage loans for the three and six month periods ended June 30, 1999 were due to refinancing of mortgages. This business has dramatically decreased with the rise in interest rates.

NONINTEREST EXPENSE

Noninterest expense was $3.2 million and $6.3 million for the three month and six month periods ended June 30, 1999 respectively, compared to $2.5 million and $4.6 million for the same periods in 1998. The increase is primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other operating expenses. Increases in salaries and benefits and occupancy and equipment expenses are primarily due to: 1) the personnel, occupancy and equipment expenses for the new trust and financial planning operations initiated in 1998 and the ongoing costs associated with Enterprise Merchant Banc; 2) salaries and benefits related to continued growth in the banking facilities opened in 1996 and mortgage loan product started in 1997; and 3) normal increases associated with growth. Expenses related to other operations were $1,304,346 and $2,544,334 for the three month and six month periods ended June 30, 1999, respectively, an increase of $119,025, or 10%, and $352,082 or 16% over the three month and six month periods ended June 30, 1998. This increase is attributed to normal operating expenses associated with growth.

The following is a breakdown of noninterest expenses by the above units:

                                            Three months ended June 30,              Six months ended June 30,
                                                 1999 versus 1998                        1999 versus 1998
                                       ------------------------------------- ---------------------------------------
                                        $ Change      1999          1998      $ Change        1999         1998
                                       ---------- ------------  ------------ ------------  ------------ ------------
Enterprise Merchant Banc                $ 22,515   $  167,272    $  144,757   $   88,361    $  332,440   $  244,079
St. Peters and Sunset Hills
   banking units                         341,591    1,306,423       964,832      722,732     2,503,351    1,780,619
Mortgage operations                       11,802      211,324       199,522       99,499       463,629      364,130
Enterprise Financial Advisors            223,060      223,060           --       443,930       443,930          --
Other operations                         119,025    1,304,346     1,185,321      352,082     2,544,334    2,192,252
                                       ---------- ------------  ------------ ------------  ------------ ------------
Total noninterest expense                717,993   $3,212,425    $2,494,432   $1,706,604    $6,287,684   $4,581,080
                                       ========== ============  ============ ============  ============ ============

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

The Company's State of Readiness:

The Company has developed a Y2K compliance program with five primary phases. These are: 1) Awareness, 2) Assessment, 3) Renovations, 4) Validation and 5) Implementation. As of June 30, 1999 all five phases were complete and all systems have been reviewed for Y2K compliance. The scope of the Assessment phase included all areas of technology for the Company and its subsidiaries including, but not limited to, the phone system, voice mail system, computer network, banking mainframe and related software. The Company completed the Implementation Phase on June 30, 1999. The Company completed its contingency plan related to Y2K on June 30, 1999. Contingency plan training is currently underway and will be completed by October 31, 1999. The Company feels its primary Y2K exposure is in its core banking software, which is leased from a third party bank software vendor providing the same software to hundreds of other banks. This vendor is working closely with the Company to address any Y2K issues that may be discovered and has indicated to the Company that there should be no material Y2K problems.

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

Contingency Plans:

Management believes the Company will be Y2K compliant by December 31, 1999. The Company is currently testing its contingency plans. However, as a precautionary measure, the Company will create electronic and paper based reports of every account as a back up. The back up reports will include the necessary information to calculate balance and payment information. If necessary, the electronic version of this information can be used by other common software applications such as Lotus 1-2-3 or Microsoft Excel to perform many of the calculations performed by the bank's core software system. The back up reports can also be used to manually calculate customer information indefinitely if needed. Training for bank personnel on the contingency plan is currently underway and should be completed by October 31, 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $24 million and $31 million of deposits from the national network with the Company at June 30, 1999 and December 31, 1998, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at June 30, 1999:

      Remaining Maturity                        Amount
      ------------------                      ---------
                     (Dollars in Thousands)
Three months or less                           $12,953
Over three through six months                    9,731
Over six through twelve months                  13,284
Over twelve months                               2,151
                                              ---------
                                               $38,119
                                              =========

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.


CAPITAL ADEQUACY

In March 1999, the Company obtained a $2,500,000 unsecured line of credit from Jefferson Bank and Trust. The line of credit matures on March 31, 2000 and is an interest only note accruing interest at a variable rate of Prime
minus 0.50%.   The outstanding principal balance on the loan as of June 30,
1999 was $2,250,000.

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                   Actual            Adequacy Purposes         Action Provisions
                                          ---------------------     --------------------      --------------------
                                            Amount       Ratio        Amount       Ratio        Amount      Ratio
                                          -----------    ------     -----------    -----      -----------   ------
At June 30, 1999:
   Total Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.         $34,385,929     9.74%     $28,244,974    8.00%      $35,306,217   10.00%
         Enterprise Bank                  $34,756,310     9.90%     $28,100,089    8.00%      $35,125,111   10.00%
   Tier I Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.         $30,945,929     8.77%     $14,122,487    4.00%      $21,183,730    6.00%
         Enterprise Bank                  $31,316,310     8.92%     $14,050,044    4.00%      $21,075,067    6.00%
   Tier I Capital
      (to Average Assets)
         Enterbank Holdings, Inc.         $30,945,929     8.20%     $11,327,929    3.00%      $18,879,882    5.00%
         Enterprise Bank                  $31,316,310     8.32%     $11,929,498    3.00%      $18,820,830    5.00%

At December 31, 1998:
   Total Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.         $32,400,862    10.97%     $23,618,397    8.00%      $29,522,997   10.00%
         Enterprise Bank                  $30,809,159    10.48%     $25,489,876    8.00%      $29,400,967   10.00%
   Tier I Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.         $29,200,862     9.89%     $11,809,199    4.00%      $17,713,798    6.00%
         Enterprise Bank                  $27,609,159     9.39%     $11,760,387    4.00%      $17,640,580    6.00%
   Tier I Capital
      (to Average Assets)
         Enterbank Holdings, Inc.         $29,200,862     9.16%     $12,744,938    3.00%      $15,931,172    5.00%
         Enterprise Bank                  $27,609,159     8.69%     $12,701,612    3.00%      $15,877,015    5.00%

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

     ITEM 4: QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At June 30, 1999, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 200 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables present the scheduled maturity of market risk sensitive instruments at June 30, 1999:

                                                                                              Beyond 5
                                                                                             years or no
                                                                                               stated
                          Year 1         Year 2       Year 3        Year 4       Year 5       maturity      Total
                        ----------      --------     --------      --------     --------     -----------  ----------
ASSETS
Securities               $  6,649         8,211          200           --           --          1,149      $ 16,209
Interest-bearing
   deposits                    12           --           --            --           --            --             12
Federal funds sold         24,700           --           --            --           --            --         24,700
Loans                     221,201        20,827       41,488        11,175       38,648         5,295       338,634
                        ----------      --------     --------      --------     --------       -------    ----------
Total                    $252,562        29,038       41,688        11,175       38,648         6,444      $379,555
                        ==========      ========     ========      ========     ========       =======    ==========
LIABILITIES
Savings, Now,
   Money Market
   deposits              $207,572           --           --            --           --            --       $207,572
CD's                       85,354         4,362        1,073           709        1,337            16        92,851
FHLB Borrowings               --            --         3,000           --         3,000           941         6,941
                        ----------      --------     --------      --------     --------       -------    ----------
Total                    $292,926         4,362        4,073           709        4,337           957      $307,364
                        ==========      ========     ========      ========     ========       =======    ==========

                                         Average
                                         Interest   Estimated
                          Total            Rate    Fair Value
                        -----------      --------  ----------
ASSETS
Securities               $ 16,209         5.24%     $ 16,209
Interest-bearing
   deposits                    12         3.27            12
Federal funds sold         24,700         4.65        24,700
Loans                     338,634         8.71%      336,524
                        ----------                 ----------
Total                    $379,555                   $377,445
                        ==========                 ==========
LIABILITIES
Savings, Now,
   Money Market
   deposits               207,572         3.95%     $207,572
CD's                       92,851         5.26        93,218
FHLB Borrowings             6,941         4.87%        7,214
                        ----------                 ----------
Total                    $307,364                   $308,004
                        ==========                 ==========

                                PART II - ITEM 4.
              SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Enterbank Holdings, Inc. ("the Company") was held on April 28, 1999. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected. There was no solicitation in opposition to management's recommendation to approve KPMG LLP as the Company's independent accountants. There was no solicitation in opposition to management's recommendation to amend Article Four of the Certificate of Incorporation of the Company to reflect an increase in the number of authorized shares from 3,000,000 to 3,500,000. In addition, there was no solicitation in opposition to management's recommendation to approve 200,000 options in an additional incentive stock option plan for the benefit of the employees of the Company and its subsidiaries. There were no other matters other than those stated above, and the results of the votes are as follows:

                     PROPOSAL NO. 1:  ELECTION OF DIRECTORS
                     --------------------------------------
           Director                 For          Against      Abstain
           --------              ---------       -------      -------
      Fred H. Eller              1,848,860          0            0
      Ronald E. Henges           1,848,860          0            0
      Kevin C. Eichner           1,848,860          0            0
      Randall D. Humphreys       1,843,346          0          5,514
      Paul R. Cahn               1,844,050          0          4,810
      William B. Moskoff         1,844,050          0          4,810
      Birch M. Mullins           1,848,860          0            0
      Robert E. Saur             1,844,050          0          4,810
      Paul L. Vogel              1,844,050          0          4,810
      Henry D. Warshaw           1,844,050          0          4,810
      James L. Wilhite           1,844,050          0          4,810
      Ted C. Wetterau            1,848,319          0           541

                 PROPOSAL NO. 2:  INDEPENDENT PUBLIC ACCOUNTANTS
                 -----------------------------------------------
      Accountants        For         Against         Abstain
      -----------     ---------      -------         -------
        KPMG LLP      1,837,923       1,650           7,232

                    PROPOSAL NO. 3:  COMMON SHARES AUTHORIZED
                    -----------------------------------------
            For                 Against                Abstain
         ---------              -------                -------
         1,795,747               37,476                 13,582

             PROPOSAL NO. 4:  QUALIFIED INCENTIVE STOCK OPTION PLAN
             ------------------------------------------------------
            For                 Against                Abstain
         ---------              -------                -------
         1,788,610               37,241                 20,954

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

          3.2 Bylaws of the Registrant, as amended, (incorporated herein by reference from Exhibit 3.2 to the Registrant's Registration
                Statement on Form S-1 dated December 19, 1996 (File No. 333-
                14737)).

          3.3   Amendment to the Cerificate of Incorporation of the Registrant
                (incorporated herein by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 dated July 1,
                1999 (File No. 333-82087)).

          3.4 Amendment to the Bylaws of the Registrant (incorporated herein by reference from Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 15, 1998 (File No. 000-24131)).

          4.1 Enterprise Bank Incentive Stock Option Plan (incorporated herein by reference from Exhibit 4.3 to the Registrant's
                Registration Statement on Form S-8 dated December 29, 1997
                (File No. 333-43365)).

          4.2   Enterprise Bank Second Incentive Stock Option Plan
                (incorporated herein by reference from Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 dated December
                29, 1997 (File No. 333-43365)).

          4.3   Enterbank Holdings, Inc. Third Incentive Stock Option Plan
                (incorporated herein by reference from Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 dated December
                29, 1997 (File No. 333-43365)).

          4.4   Enterbank Holdings, Inc.  Fourth Incentive Stock Option Plan
                (incorporated herein by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 dated July 1,
                1999 (File No. 333-82087)).

          4.5   Enterbank Holdings, Inc., Non-qualified Incentive Stock Option
                Plan (incorporated herein by reference to the Registrant's
                1998 Proxy Statement (File No. 000-24131)).

          4.6 Enterbank Holdings, Inc. Stock Appreciation Rights (SAR) Plan and Agreement (incorporated herein by reference from Exhibit
                4.5 to the Registrant's Quarterly Report on Form 10-Q dated
                May 14, 1999 (File No. 000-24131)).

          10.1  Revised Customer Referral Agreement by and among Enterbank
                Holdings, Inc., Enterprise Bank and Moneta Group Investment
                Advisors, Inc. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the period ended
                December 31, 1998 (File No. 000-24131)).

          11.1  Statement regarding computation of per share earnings. <F1>

          27.1  Financial Data Schedule. (EDGAR only) <F1>

    (b). The Company filed no current reports on Form 8-K during the six months ended June 30, 1999.

-----------
<F1>  Filed Herewith

                                      25

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 11th day of August,1999.



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