Form 10-Q
period 1999-09-30
ENTERBANK HOLDINGS INC
filed 1999-11-12
CIK 1025835

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to

            Commission file number: ___________________




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

                                 -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   ------     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 5, 1999:

    Common Stock, $.01 par value----7,140,636 shares outstanding


==============================================================================

                                       TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Consolidated Balance Sheets
         At September 30, 1999 and December 31, 1998                               1

         Consolidated Statements of Income
         Three Months and Nine Months Ended September 30, 1999 and 1998            2

         Consolidated Statements of Comprehensive Income
         Three Months and Nine Months Ended September 30, 1999 and 1998            4

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999 and 1998                             5

         Notes to Consolidated Financial Statements                                6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            11

    Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk -

             There have been no material changes from the information provided in the Registrant's June 30, 1999 Form 10-Q.


PART II - OTHER INFORMATION

    Item 4. Submissions of Matters to a Vote of Security Holders                  22

    Item 6. Exhibits and Reports on Form 8-K                                      23

    Signatures                                                                    24

                                                    PART I - ITEM 1
                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                        Consolidated Balance Sheets (unaudited)

                                                                             At September 30,         At
December 31,
                                                                                   1999
1998
                                                                             ----------------         ------
---------
                      Assets
                      ------
Cash and due from banks                                                       $ 17,656,180            $
29,701,018
Federal funds sold                                                              15,975,000
14,250,000
Interest-bearing deposits                                                            3,550
5,035
Investments in debt and equity securities:
   Trading, at fair value                                                          707,546
--
   Available for sale, at estimated fair value                                  13,984,416
45,592,327
   Held to maturity, at amortized cost
      (estimated fair value of $656,782 at September 30,
      1999, and $704,723 at December 31, 1998)                                     683,315
698,609
                                                                              ------------            ------
------
      Total investments in debt and equity securities                           15,375,277
46,290,936
                                                                              ------------            ------
------
Loans held for sale                                                                650,434
6,272,124
Loans, less unearned loan fees                                                 377,690,225
273,817,522
   Less allowance for loan losses                                                3,900,000
3,200,000
                                                                              ------------            ------
------
         Loans, net                                                            373,790,225
270,617,522
                                                                              ------------            ------
------
Other real estate owned                                                            806,072
806,072
Office equipment and leasehold improvements                                      3,017,546
3,063,123
Accrued interest receivable                                                      2,249,895
1,648,775
Minority interest in Enterprise Merchant Banc LLC                                  156,219
--
Investment in Enterprise Fund, L.P.                                                554,922
424,484
Prepaid expenses and other assets                                                2,571,500
2,224,829
                                                                              ------------            ------
------
         Total assets                                                         $432,806,820
$375,303,918
                                                                              ============
============

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Deposits:
   Demand                                                                     $ 63,303,460            $
61,114,961
   Interest-bearing transaction accounts                                        28,339,620
24,234,717
   Money market accounts                                                       191,137,870
149,177,922
   Savings                                                                       1,759,475
1,471,647
   Certificates of deposit:
      $100,000 and over                                                         42,068,382
43,326,061
      Other                                                                     60,841,642
59,854,862
                                                                              ------------            ------
------
         Total deposits                                                        387,450,449
339,180,170
Notes payable                                                                    5,000,000
--
Federal Home Loan Bank advances                                                  6,930,592
6,000,000
Accrued interest payable                                                           773,395
608,056
Accounts payable and accrued expenses                                              906,200
275,563
                                                                              ------------            ------
------
         Total liabilities                                                     401,060,636
346,063,789
                                                                              ------------            ------
------
Shareholders' equity:
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      7,140,636 shares at September 30, 1999 and
      7,115,511 shares at December 31, 1998 <F1>                                    71,406
71,155
   Surplus                                                                      19,278,987
19,216,564
   Retained earnings                                                            12,434,986
9,941,792
   Accumulated other comprehensive income (loss)                                   (39,195)
10,618
                                                                              ------------            ------
------
         Total shareholders' equity                                             31,746,184
29,240,129
                                                                              ------------            ------
------
         Total liabilities and shareholders' equity                           $432,806,820
$375,303,918
                                                                              ============
============

--------------------
See accompanying notes to consolidated financial statements.
<F1>Adjusted to give retroactive effect to a 3-for-1 stock split effective
    September 29, 1999.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Income (unaudited)

                                                          Three months ended                Nine months
ended
                                                             September 30,                    September 30,
                                                         1999             1998            1999
1998
                                                      ----------       ----------     -----------      -----
------
Interest income:
   Interest and fees on loans                         $7,961,273       $5,978,595     $21,299,752
$16,970,395
   Interest on debt securities:
      Taxable                                            195,251          204,589         757,832
496,733
      Nontaxable                                           6,663            6,956          19,217
19,505
   Interest on federal funds sold                        232,700          508,851         696,098
1,032,336
   Interest on interest earning deposits                     307            1,848             444
5,322
                                                      ----------       ----------     -----------      -----
------
          Total interest income                        8,396,194        6,700,839      22,773,343
18,524,291
                                                      ----------       ----------     -----------      -----
------
Interest expense:
   Interest-bearing transaction accounts                 131,091          125,980         363,004
375,489
   Money market accounts                               2,043,624        1,457,902       5,526,863
3,721,467
   Savings                                                10,903            9,531          31,307
27,423
   Certificates of deposit:
      $100,000 and over                                  520,966          562,605       1,520,907
1,558,271
      Other                                              755,788          984,951       2,267,746
2,896,602
   Federal Home Loan Bank Advances                        86,241               --         244,953
--
   Federal funds purchased                                 1,597               --           1,597
--
   Notes payable                                          47,869               --          51,363
--
                                                      ----------       ----------     -----------      -----
------
         Total interest expense                        3,598,079        3,140,969      10,007,740
8,579,252
                                                      ----------       ----------     -----------      -----
------
         Net interest income                           4,798,115        3,559,870      12,765,603
9,945,039
Provision for loan losses                                446,146          121,106         683,691
642,035
                                                      ----------       ----------     -----------      -----
------
         Net interest income after
            provision for loan losses                  4,351,969        3,438,764      12,081,912
9,303,004
                                                      ----------       ----------     -----------      -----
------
Noninterest income:
   Service charges on deposit accounts                   181,563           70,373         449,933
182,325
   Financial advisory income                             388,379               --         443,813
--
   Other service charges and fee income                   21,825           64,196         167,397
212,607
   Gain on sale of mortgage loans                        195,691          296,368         702,218
899,115
   Income from minority interest in Enterprise
      Merchant Banc LLC                                   21,630               --          21,630
--
   Gain (Loss) on investment in Enterprise
      Fund, L.P.                                          (2,362)             327             449
(748)
                                                      ----------       ----------     -----------      -----
------
         Total noninterest income                        806,726          431,264       1,785,440
1,293,299
                                                      ----------       ----------     -----------      -----
------
Noninterest expense:
   Salaries                                            1,890,658        1,307,331       5,038,080
3,584,518
   Payroll taxes and employee benefits                   375,985          256,922       1,027,115
749,042
   Occupancy                                             255,007          230,632         724,837
655,714
   Furniture and equipment                               121,331          102,927         319,307
279,800
   FDIC insurance                                         20,514            7,845          30,139
22,810
   Data processing                                       109,913           82,719         339,422
218,035
   Other                                                 751,214          623,089       2,333,406
1,682,626
                                                      ----------       ----------     -----------      -----
------
          Total noninterest expense                    3,524,622        2,611,465       9,812,306
7,192,545
                                                      ----------       ----------     -----------      -----
------
         Income before income tax expense              1,634,073        1,258,563       4,055,046
3,403,758
Income tax expense                                       598,745          481,643       1,469,172
1,300,943
                                                      ----------       ----------     -----------      -----
------
         Income before cumulative effect of
            a change in accounting principle          $1,035,328       $  776,920     $ 2,585,874      $
2,102,815
                                                      ==========       ==========     ===========
===========
Cumulative effect on prior years of a change in
   asset classification                                       --               --         121,491
--
                                                      ----------       ----------     -----------      -----
------
         Net income                                   $1,035,328       $  776,920     $ 2,707,365      $
2,102,815
                                                      ==========       ==========     ===========
===========

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                Consolidated Statements of Income (unaudited), continued


                                                         Three months ended                Nine months ended
                                                           September 30,                     September 30,
                                                        1999            1998             1999
1998
                                                     ----------      ----------       ----------      ------
----
Per share amounts<F1>
   Basic earnings per share:
      Income before cumulative effect of
         change in accounting principle              $     0.14      $     0.11       $     0.36      $
0.30
      Cumulative effect on prior years of a
          change in asset classification             $     0.00      $     0.00       $     0.02      $
0.00
                                                     ----------      ----------       ----------      ------
----
             Net income                              $     0.14      $     0.11       $     0.38      $
0.30
                                                     ==========      ==========       ==========
==========
      Basic weighted average common shares
            common stock equivalents
            outstanding                               7,140,636       7,095,600        7,133,868
7,035,411

   Diluted earnings per share:
      Income before cumulative effect of a
         change in accounting principle              $     0.13      $     0.10       $     0.33      $
0.28
      Cumulative effect on prior years of a
          change in asset classification             $     0.00      $     0.00       $     0.02      $
0.00
                                                     ----------      ----------       ----------      ------
----
            Net income                               $     0.13      $     0.10       $     0.35      $
0.28
                                                     ==========      ==========       ==========
==========
      Diluted weighted average common
         shares and common stock
         equivalents outstanding<F1>                  7,718,737       7,554,098        7,675,931
7,531,308

--------------------------
See accompanying notes to consolidated financial statements.
<F1>Share data has been adjusted to give retroactive effect to a 3-for-1 stock split effective September 29, 1999.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Comprehensive Income (unaudited)

                                                  Three months ended September 30,  Nine months ended
September 30,
                                                        1999             1998            1999
1998
                                                     ----------        --------       ----------      ------
----
Net income                                           $1,035,328        $776,920       $2,707,365
$2,102,815
Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
         during period                                  (11,208)         34,342          (75,475)
32,436
                                                     ----------        --------       ----------      ------
----
Other comprehensive income (loss), before tax           (11,208)         34,342          (75,475)
32,436
Income tax benefit (expense) related to items of
   other comprehensive income                             3,811         (11,676)          25,662
(11,028)
                                                     ----------        --------       ----------      ------
----
Other comprehensive income (loss), net of taxes          (7,397)         22,666          (49,813)
21,408
                                                     ----------        --------       ----------      ------
----
Comprehensive income                                 $1,027,931        $799,586       $2,657,552
$2,124,223
                                                     ==========        ========       ==========
==========


--------------------------
See accompanying notes to consolidated financial statements.

                                       ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (unaudited)

                                                                                Nine months ended September
30,
                                                                                 1999
1998
                                                                             ------------            -------
-----
Cash flows from operating activities:
   Net income                                                                $  2,707,365            $
2,102,815
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of change in accounting principle, net of tax         (121,491)
--
         Depreciation and amortization                                            441,686
343,456
         Provision for loan losses                                                683,691
642,035
         Net accretion of debt securities                                        (228,614)
(94,223)
         Net increase in trading securities asset                                (586,055)
--
         (Gain) loss on investment in Enterprise Fund, L.P.                          (449)
748
         Mortgage loans originated                                            (47,835,261)
(64,128,620)
         Proceeds from mortgage loans sold                                     54,159,169
62,794,506
         Gain on sale on mortgage loans                                          (702,218)
(899,115)
         Increase in accrued interest receivable                                 (601,120)
(297,808)
         (Increase) decrease in prepaid expenses and other assets                (346,671)
32,260
         Increase in accounts payable and accrued expenses                        821,638
93,269
                                                                             ------------            -------
-----
            Net cash provided by operating activities                           8,391,670
1,488,438
                                                                             ------------            -------
-----
Cash flows from investing activities:
   Purchases of interest-bearing deposits                                           1,485
--
   Purchases of available-for-sale debt securities                            (15,388,250)
(21,795,027)
   Purchases of available-for-sale equity securities                             (250,700)
(320,000)
   Purchases of held to maturity debt securities                                 (100,000)
(256,689)
   Proceeds from maturities of available-for-sale debt securities              47,400,000
12,000,000
   Proceeds from maturities and principal paydowns on
      held-to-maturity debt securities                                            103,000
460,486
   Proceeds from the maturity of interest-bearing deposits                             --
104,409
   Net increase in loans                                                     (103,856,394)
(36,661,272)
   Purchases of office equipment and leasehold improvements                      (383,815)
(1,035,742)
   Write-down of office equipment and leasehold improvements                           --
3,252
   Proceeds from sale of other real estate owned                                       --
97,781
   Investment in Enterprise Merchant Banc L.L.C.                                 (156,219)
--
   Investment in Enterprise Fund, L.P.                                           (129,989
(201,000)
                                                                             ------------            -------
-----
            Net cash provided by (used in) investing activities               (72,760,882)
(47,603,802)
                                                                             ------------            -------
-----
Cash flows from financing activities:
   Net increase in demand and savings accounts                                 48,541,178
49,650,269
   Net increase (decrease) in certificates of deposit                            (270,899)
14,517,032
   Net increase in Federal Home Loan Bank advances                                930,592
--
   Increase in notes payable                                                    5,000,000
--
   Cash dividends paid                                                           (214,171)
(175,892)
   Proceeds from the exercise of common stock options                              62,674
343,400
                                                                             ------------            -------
-----
            Net cash provided by financing activities                          54,049,374
64,334,809
                                                                             ------------            -------
-----
            Net decrease (increase) in cash and due from banks                (10,319,838)
18,219,445
Cash and due from banks, beginning of year                                     43,951,018
46,722,054
                                                                             ------------            -------
-----
Cash and due from banks, end of year                                         $ 33,631,180            $
64,941,499
                                                                             ============
============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                               $  9,842,401            $
8,477,069
      Income taxes                                                              1,474,000
1,480,266
   Transfer of held to maturity security to held for trading                 $    510,000            $
--
   Transfer to other real estate owned in settlement of loans                $         --            $
97,781

------------------------
See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

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

(2)   ORGANIZATION

      On August 18, 1999 the board of directors approved, pending shareholder approval, a 3 for 1 stock split, in the form of a stock dividend, of the Company's common stock for shareholders of record on September 29, 1999. On September 29, 1999, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 3,500,000 to 20,000,000. On the same day, the Company filed the amendment with the
      Delaware Secretary of State.   All share and per share amounts have
      been restated to reflect the split.

(3)   SUBSEQUENT EVENTS

      On October 25, 1999, EBH Capital Trust I ("EBH Trust"), a newly-formed Delaware business trust and a subsidiary of Enterbank Holdings, issued 1,375,000 shares of 9.40% Cumulative Trust Preferred Securities ("Preferred Securities") at $8.00 per share in an underwritten public offering. The Preferred Securities are fully, irrevocably and unconditionally guaranteed on a subordinated basis by Enterbank Holdings. The proceeds of the Preferred Securities were invested in junior subordinated debentures of Enterbank Holdings. The net proceeds to Enterbank Holdings from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $10.27 million. Distributions payable on the Preferred Securities will be payable quarterly on March 15, June 15, September 15, and December 15 of each year that the Preferred Securities are outstanding, commencing December 15, 1999.
      The Preferred Securities will be classified as long-term debt, while the distributions will be recorded as interest expense in the Company's consolidated financial statements.

      A portion of the proceeds from the offering were used to repay the $5 million of outstanding indebtedness of Enterbank Holdings. Enterbank Holdings currently has $2.5 million of available debt under its revolving credit facility and uses it for general corporate purposes, including investments from time to time in Enterprise Bank in the form of additional capital.

(4)   ENTERPRISE MERCHANT BANC

      The Company restructured the ownership of the merchant banking operations in which it is involved. In July of 1999, a preliminary closing took place for a merchant banking fund ("Fund II") that is not a Small Business Investment Company ("SBIC") regulated by the Small Business Administration ("SBA"). Due to the current Federal Reserve regulations, the Company cannot have control of an investment company that is not an SBIC. Therefore, the Company restructured its ownership and control positions of the various merchant banking operations. The result of this restructuring is that the Company maintains ownership of the wholly owned subsidiary, Enterprise Merchant Banc, Inc., which in turn has a minority interest in Enterprise Merchant Banc, LLC. The minority interest in Enterprise Merchant Banc, LLC is based on a 4.9% voting common stock ownership and a 24.9% economic benefit. This structure provides the Company the ability to maintain a similar level of return in the form of income that would have been realized under the previous structure, yet satisfies the regulations concerning ownership and control. This structure also allows Enterprise Merchant Banc, LLC to be involved in a broader array of activities and opportunities than were previously allowed.

      Future reporting, with respect to merchant banking, will be referred to as "merchant banking activities" which includes the activities from the investment in the various merchant banking funds, the investment in Enterprise Merchant Banc, LLC, as well as the income earned from Enterprise Merchant Banc, Inc. (the wholly owned subsidiary of the Company). Such activities will include the returns earned on the Funds' investments, the carried interest, and the pro-rata share of the distribution of Enterprise Merchant Banc, LLC income as well as fees earned by Enterprise Merchant Banc, Inc.

(5)   COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains or losses on securities. The Company's comprehensive earnings adjustments for the nine-month period ending September 30, 1999 and 1998 were as follows:

                                                                    Nine Months Ended September 30, 1999
                                                               ---------------------------------------------
--
                                                                                       Tax
                                                               Before-Tax           (Expense)       Net-of-
Tax
                                                                 Amount            or Benefit         Amount
                                                               ----------          ----------       --------
--
      Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising
           during period                                       $(75,475)            $ 25,662
$(49,813)
                                                               --------             --------         -------
-
      Other comprehensive income (loss)                        $(75,475)            $ 25,662
$(49,813)
                                                               ========             ========
========

                                                                    Nine Months Ended September 30, 1998
                                                               ---------------------------------------------
--
                                                                                      Tax
                                                               Before-Tax          (Expense)        Net-of-
Tax
                                                                 Amount           or Benefit          Amount
                                                               ----------         ----------        --------
--
      Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising
           during period                                       $ 32,436             $(11,028)        $
21,408
                                                               --------             --------         -------
-
      Other comprehensive income (loss)                        $ 32,436             $(11,028)        $
21,408
                                                               ========             ========
========

      The Company did not sell any investments in debt and equity securities during the nine months ended September 30, 1999 and 1998.

                                                       Nine Months Ended September 30, 1999
                                                     ---------------------------------------
                                                                                Accumulated
                                                        Unrealized                 Other
                                                       Gains (Losses)          Comprehensive
                                                       On Securities           Income (Loss)
                                                     -----------------         -------------
          Beginning balance                              $ 10,618                $ 10,618
          Current-period change                           (49,813)                (49,813)
                                                         --------                --------
          Ending balance                                 $(39,195)               $(39,195)
                                                         ========                ========

                                                       Nine Months Ended September 30, 1998
                                                     ---------------------------------------
                                                                                Accumulated
                                                        Unrealized                 Other
                                                     Gains (Losses) on         Comprehensive
                                                       On Securities           Income (Loss)
                                                     -----------------         -------------
          Beginning balance                               $(1,473)                $(1,473)
          Current-period change                            21,408                  21,408
                                                          -------                 -------
          Ending balance                                  $19,935                 $19,935
                                                          =======                 =======

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

      Management of the Company reviews the financial performance of its operating segments on an after-tax basis. The Company's four major operating segments in 1998 and 1999 include Enterbank Holdings, Inc., Enterprise Bank, Enterprise Financial Advisors and Enterprise Merchant Banc. Enterbank Holdings incurs general corporate expenses not allocated to the operating segments and operates as a holding company for Enterprise Bank and Enterprise Merchant Banc operating segments. Enterprise Bank provides a full range of commercial banking services. These services include, but are not limited to loans, deposit accounts, safe deposit boxes, and lock boxes and cash management services. Enterprise Financial Advisors, a division of Enterprise Bank, offers financial planning and trust services. Enterprise Merchant Banc offers merchant banking and venture capital services.

The following are the financial results for each of the Company's operating segments for the three-month periods ended September 30, 1999 and 1998:

                                                            Three Months Ended September 30, 1999
                                    ------------------------------------------------------------------------
------------
                                      Enterbank                     Enterprise   Enterprise
                                       Holdings       Enterprise     Financial    Merchant      Elimi-
                                         Inc.            Bank        Advisors       Banc        nations
Consolidated
                                    ------------------------------------------------------------------------
------------
Interest income                     $       --     $  8,396,204     $      --    $      --     $     (10)  $
8,396,194
Interest expense                        47,879        3,550,210            --           --           (10)
3,598,079
Net interest margin                    (47,879)       4,845,984            --           --            --
4,798,115
Provision for loan losses                   --          446,146            --           --            --
446,146
Gross income prior to
  direct expenses                           --          383,613       453,379       19,539            --
856,531
Direct expenses                             --               --        49,805           --            --
49,805
Noninterest income                          --          383,613       403,574       19,539            --
806,726
Noninterest expenses                   225,023        2,930,599       290,768       78,232            --
3,524,622
Income (loss) before income
  tax expense (benefit)               (272,902)       1,852,852       112,806      (58,693)           --
1,634,073
Income tax expense (benefit)           (90,707)         696,256        37,228      (44,032)           --
598,745
                                    ----------     ------------     ---------    ---------     ---------   -
-----------
Net income (loss)                   $ (182,195)    $  1,156,606     $  75,578    $ (14,661)    $      --   $
1,035,328
                                    ==========     ============     =========    =========     =========
============
Total assets                        $1,653,251     $430,475,382     $  35,442    $ 916,180     $(273,435)
$432,806,820
                                    ----------     ------------     ---------    ---------     ---------   -
-----------

                                                            Three Months Ended September 30, 1998
                                    ------------------------------------------------------------------------
--------------
                                      Enterbank                     Enterprise   Enterprise
                                       Holdings       Enterprise     Financial    Merchant       Elimi-
                                         Inc.            Bank        Advisors       Banc         nations
Consolidated
                                    ------------------------------------------------------------------------
--------------
Interest income                     $       --     $  6,700,839     $      --    $      --     $        --
$  6,700,839
Interest expense                            --        3,140,969            --           --              --
3,140,969
Net interest margin                         --        3,559,870            --           --              --
3,559,870
Provision for loan losses                   --          121,106            --           --              --
121,106
Gross income prior to
  direct expenses                           36          387,876            --       43,352              --
431,264
Direct expenses                             --               --            --           --              --
--
Noninterest income                          36          387,876            --       43,352              --
431,264
Noninterest expenses                   214,858        2,249,513            --      147,094              --
2,611,465
Income before income tax
  expense (benefit)                   (214,822)       1,577,127            --     (103,742)             --
1,258,563
Income tax expense                     (65,500)         586,779            --      (39,636)             --
481,643
                                    ----------     ------------     ---------    ---------     -----------
------------
Net income (loss)                   $ (149,322)    $    990,348     $      --    $ (64,106)    $        --
$    776,920
                                    ==========     ============     =========    =========     ===========
============
Total assets                        $1,950,130     $356,873,074     $      --    $ 243,289     $(1,138,309)
$357,928,184
                                    ----------     ------------     ---------    ---------     -----------
------------

As shown on the table, Enterprise Bank ("the Bank") is the primary source of income and assets for the Company. The Bank contributed $74 million more in assets at September 30, 1999 compared to assets at September 30, 1998. Most of the asset growth experienced by the Company is attributable to the Bank. The Bank also provides much of the income to the Company. Enterprise Financial Advisors began operations during the second half of 1998. Enterprise Financial Advisors received several financial planning fees during the three months ended September
30, 1999. These fees were the result of the completion of one significant transaction and several smaller transactions. This is the first quarter Enterprise Financial Advisors earned such fees.
Enterprise Merchant Banc increased
activity during 1999 with the recent restructuring. Enterbank Holdings has some assets in the form of small investments and working capital borrowings. Enterbank Holdings also has noninterest expenses related to consolidated items of the Company and interest expense on a line of credit.

The following are the financial results for each of the Company's operating segments for the nine-month periods ended September 30, 1999 and 1998:

                                                            Nine Months Ended September 30, 1998
                                    ------------------------------------------------------------------------
------------
                                      Enterbank                     Enterprise   Enterprise
                                       Holdings       Enterprise     Financial    Merchant      Elimi-
                                         Inc.            Bank        Advisors       Banc        nations
Consolidated
                                    ------------------------------------------------------------------------
------------
Interest income                     $       --     $ 22,773,343     $      --    $      10     $     (10)
$ 22,773,343
Interest expense                        51,363        9,956,387            --           --           (10)
10,007,740
Net interest margin                    (51,363)      12,816,956            --           10            --
12,765,603
Provision for loan losses                   --          683,691            --           --            --
683,691
Gross income prior to
  direct expenses                        1,175        1,212,839       543,244      112,855            --
1,870,113
Direct expenses                             --               --        84,673           --            --
84,673
Noninterest income                       1,175        1,212,839       458,571      112,855            --
1,785,440
Noninterest expenses                   560,509        8,106,052       732,533      413,212            --
9,812,306
Income (loss) before income
  tax expense (benefit)               (610,697)       5,240,052      (273,962)    (300,347)           --
4,055,046
Income tax expense (benefit)          (218,246)       1,933,060      (106,380)    (139,262)           --
1,469,172
                                    ----------     ------------     ---------    ---------     ---------
------------
Income before cumulative
  effect of a change in
  accounting principle                (392,451)       3,306,992      (167,582)    (161,085)           --
2,585,874
Cumulative effect on prior
  years of a change in asset
  classification                       121,491               --            --           --            --
121,491
                                    ----------     ------------     ---------    ---------     ---------
------------
Net income (loss)                   $ (270,960)    $  3,306,992     $(167,582)   $(161,085)    $      --
$  2,707,365
                                    ==========     ============     =========    =========     =========
============
Total assets                        $1,653,251     $430,475,382     $  35,442    $ 916,180     $(273,435)
$432,806,820
                                    ----------     ------------     ---------    ---------     ---------
------------

                                                            Nine Months Ended September 30, 1998
                                    ------------------------------------------------------------------------
--------------
                                      Enterbank                     Enterprise   Enterprise
                                       Holdings       Enterprise     Financial    Merchant       Elimi-
                                         Inc.            Bank        Advisors       Banc         nations
Consolidated
                                    ------------------------------------------------------------------------
--------------
Interest income                     $       --     $ 18,524,291     $      --    $       2     $        (2)
$ 18,524,291
Interest expense                            --        8,579,254            --           --              (2)
8,579,252
Net interest margin                         --        9,945,037            --            2              --
9,945,039
Provision for loan losses                   --          642,035            --           --              --
642,035
Gross income prior to
  direct expenses                        2,856        1,131,706            --      158,737              --
1,293,299
Direct expenses                             --               --            --           --              --
--
Noninterest income                       2,856        1,131,706            --      158,737              --
1,293,299
Noninterest expenses                   690,638        6,109,776            --      392,131              --
7,192,545
Income before income
  tax expense (benefit)               (687,782)       4,324,932            --     (233,392)             --
3,403,758
Income tax expense (benefit)          (243,000)       1,631,079            --      (87,136)             --
1,300,943
                                    ----------     ------------     ---------    ---------     -----------
------------
Net income (loss)                   $ (444,782)    $  2,693,853     $      --    $(146,256)    $        --
$  2,102,815
                                    ==========     ============     =========    =========     ===========
============
Total assets                        $1,950,130     $356,873,074     $      --    $ 243,289     $(1,138,309)
$357,928,184
                                    ----------     ------------     ---------    ---------     -----------
------------

The Bank experienced a 23% increase in net income during the nine-month period ended September 30, 1999 compared to the same period in 1998. The Company experienced a 29% increase in net income for the same period. The other operating segments are experiencing net losses primarily because they are in early stages of growth. Enterbank
Holdings also has noninterest expenses related to consolidated items of the Company and interest expense related to a line of credit used to provide working capital.

(7)   CHANGE IN ACCOUNTING PRINCIPLES

      Effective May 1, 1999, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

      In connection with the adoption of SFAS 133, the Company elected to reclassify an equity investment from held-to-maturity to trading. The Company recorded a $197,546 gain on marking the asset to market, which is treated as a cumulative effect of change in accounting principle.

               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
                                   OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect that changes in interest rates and our cost of funds have on our earnings and assets, our level of loan defaults and delinquencies, our ability to successfully grow and realize profits from our commercial banking operations and our strategic non-banking lines of business, concentrations of our loans in one geographic area, our ability to retain key personnel, the degree and nature of our competition, and changes in government regulation of our business, as well as those discussed in the Company's 1998 Annual Report on Form 10-K.

                                 INTRODUCTION

The discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and nine month periods ended September 30, 1999 compared to the three and nine month periods ended September 30, 1998 and the year ended December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             FINANCIAL CONDITION

Total assets at September 30, 1999 were $433 million, an increase of $58 million, or 15%, over total assets of $375 million at December 31, 1998. Loans and leases, net of unearned loan fees, were $378 million, an increase of $104 million, or 38%, over total loans and leases of $274 million at December 31, 1998. The increase in loans and leases is in part attributable to the Company's investment in additional business development officers. Federal funds sold and investment securities were $31 million, a decrease of $30 million, or 49%, from total federal funds sold and investment securities of $61 million at December 31, 1998. The decrease resulted from the shift in earnings assets from short-term investments into loans during the first nine months of 1999.

Total deposits at September 30, 1999 were $387 million, an increase of $48 million over total deposits of $339 million at December 31, 1998.

Total shareholders' equity at September 30, 1999 was $31.7 million, an increase of $2.5 million over total shareholders' equity of $29.2 million at
December 31, 1998.   The increase in equity is due to an increase in retained
earnings of $2.5 million for the nine months ended September 30, 1999, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income was $1,035,328 for the three month period ended September 30, 1999, an increase of 33% over net income of $776,920 for the same period in fiscal 1998. Basic earnings per share for the three-month periods ended September 30, 1999 and 1998 were $0.14 and $0.11, respectively. Diluted earnings per share for the three-month periods ended September 30, 1999 and 1998 were $0.13 and $0.10, respectively.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $4.8 million, or 4.88% of average earnings assets, for the three months ended September 30, 1999, compared to $3.6 million, or 4.62% of average earning assets, for the same period in 1998. The $1,240,000, or 35%, increase in net interest income for the three months ended September 30, 1999 resulted primarily from an $86 million increase in average earnings assets to $393 million, from $307 million during the same period in 1998. This increase in earning asset balances was offset by a decrease in the earning asset yield from 8.69% to 8.51%. The increase in earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earning assets decreased to 8.51% for the three month period ended September 30, 1999 compared to 8.69% for the three month period ended September 30, 1998. The decrease in asset yield was primarily due to a general decline in the Prime rate during the twelve-month period ended September 30, 1999. The 0.18% decrease in the earning asset yield is also attributable to a general decrease in the average yield on loans. The increase in net interest income was offset by a $72 million increase in average interest-bearing liabilities to $324 million for the three months ended September 30, 1999 from $252 million during the same period in 1998. The yield on interest-bearing liabilities decreased to 4.40% for the three months ended September 30, 1999 compared to 4.96% for the same period in 1998. This decrease is attributed to the above-mentioned decline in the Prime rate and a change in the mix of interest-bearing liabilities from higher yielding certificates of deposits to lower yielding transaction and money market accounts.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended September 30, 1999 and 1998:

                                                             Three Months Ended September 30,
                                     -----------------------------------------------------------------------
----------
                                                       1999                                      1998
                                     ----------------------------------------  -----------------------------
----------
                                                 Percent   Interest   Average              Percent
Interest  Average
                                     Average    of Total    Income/   Yield/   Average    of Total
Income/  Yield/
                                     Balance     Assets     Expense    Rate    Balance     Assets
Expense   Rate
                                     -------    --------   --------   -------  -------    --------   -------
-  -------
                                                                  (Dollars in Thousands)
Assets
------
Interest-earning assets:
   Loans <F1>                       $358,642      86.43%    $7,992     8.84%  $256,422      77.79%    $6,005
9.29%
   Taxable investments in debt
     securities                       15,062       3.63        195     5.14     14,754       4.48        205
5.51
   Non-taxable investments in
     debt securities <F2>                638       0.15         10     6.28        663       0.20         11
6.59
   Federal funds sold                 18,483       4.45        233     5.00     35,242      10.69        508
5.72
   Interest earning deposits              31       0.01          0     3.74        131       0.04          2
6.05
                                    --------     ------     ------            --------     ------     ------
Total interest-earning assets        392,856      94.67      8,430     8.51    307,211      93.19      6,731
8.69
Non-interest-earning assets:
   Cash and due from banks            16,287       3.93                         17,887       5.43
   Office equipment and
     leasehold improvements            3,302       0.80                          2,889       0.88
   Prepaid expenses and other
     assets                            6,010       1.45                          4,713       1.43
   Allowance for possible
     loan losses                      (3,513)     (0.85)                        (3,048)     (0.92)
                                    --------     ------                       --------     ------
   Total assets                     $414,942     100.00%                      $329,652     100.00%
                                    ========     ======                       ========     ======

Liabilities and
Shareholders' Equity
--------------------
Interest-bearing liabilities:
   Interest-bearing transaction
     accounts                       $ 26,182       6.31%      $131     1.98%  $ 20,321       6.16%    $  139
2.71%
   Money market                      187,338      45.15      2,043     4.33    123,999      37.62      1,457
4.66
   Savings                             1,754       0.42         11     2.47      1,534       0.47          9
2.33
   Certificates of deposit            98,730      23.79      1,277     5.13    106,501      32.31      1,547
5.76
   Notes payable                       3,233       0.78         48     5.87         --         --         --
--
   Federal Home Loan Bank advances     7,046       1.70         86     4.86         --         --         --
--
   Federal funds purchased               109       0.03          2     5.47         --         --         --
--
                                    --------     ------     ------            --------     ------     ------
Total interest-bearing
  liabilities                        324,392      78.18      3,598     4.40    252,354      76.55      3,152
4.96
Noninterest-bearing liabilities:
   Demand deposits                    57,945      13.96                         48,008      14.56
   Other liabilities                   1,147       0.28                          1,167       0.35
                                    --------     ------                       --------     ------
   Total liabilities                 383,484      92.42                        301,530      91.47
   Shareholders' equity               31,458       7.58                         28,121       8.53
                                    --------     ------                       --------     ------
   Total liabilities and
     shareholders' equity           $414,942     100.00%                      $329,652     100.00%
                                    ========     ======                       ========     ======
Net interest income                                         $4,832                                    $3,579
                                                            ======                                    ======
      Net interest margin                                              4.88%
4.62%

---------------------------------------
<F1>  Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.
      Loan fees included in interest income are approximately $265,000 and $160,000, for 1999 and 1998, respectively.

<F2>  Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

    RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income was $2,707,365 for the nine month period ended September 30, 1999, an increase of 29% over net income of $2,102,815 for the same period in fiscal 1998. Basic earnings per share for the nine-month periods ended September 30, 1999 and 1998 were $0.38 and $0.30, respectively. Diluted earnings per share for the nine-month periods ended September 30, 1999 and 1998 were $0.35 and $0.28, respectively.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $12.8 million, or 4.70% of average earnings assets, for the nine months ended September 30, 1999, compared to $10.0 million, or 4.72% of average earning assets, for the same period in 1998. The $2.8 million, or 29% increase, in net interest income for the nine months ended September 30, 1999 resulted primarily from an $84 million increase in average earnings assets to $366 million, from $282 million during the same period in 1998. This increase in earning asset balances was offset by a 0.44% decrease in the earning asset yield from 8.80% to 8.36%. The increase in earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earning assets decreased to 8.36% for the nine month period ended September 30, 1999 compared to 8.80% for the nine month period ended September 30, 1998. The decrease in asset yield was primarily due to a general decline in the Prime rate during the twelve-month period ended September 30, 1999. The 0.44% decrease in the earning asset yield is also attributable to a general decrease in average yield on loans. The increase in net interest income was offset by a $73 million increase in average interest-bearing liabilities to $304 million for the nine months ended September 30, 1999 from $231 million during the same period in 1998. Eight million of the $73 million increase in interest-bearing liabilities represents an increase in notes payable and Federal Home Loan Bank advances as of September 30, 1999 as compared to September 30, 1998. The yield on interest-bearing liabilities decreased to 4.40% for the nine months ended September 30, 1999 compared to 4.99% for the same period in 1998. This decrease is attributable to the above-mentioned declines in the Prime rate and a concerted effort by management to decrease the interest paid on deposits.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the nine month periods ended September 30, 1999 and 1998:


                                                              Nine Months Ended September 30,
                                     -----------------------------------------------------------------------
----------
                                                       1999                                      1998
                                     ----------------------------------------  -----------------------------
----------
                                                 Percent   Interest   Average              Percent
Interest  Average
                                     Average    of Total    Income/   Yield/   Average    of Total
Income/  Yield/
                                     Balance     Assets     Expense    Rate    Balance     Assets
Expense   Rate
                                     -------    --------   --------   -------  -------    --------   -------
-  -------
                                                                 (Dollars in Thousands)
ASSETS
------
Interest-earning assets:
   Loans <F1>                       $326,216      83.60%   $21,378     8.76%  $244,765      80.93%   $17,023
9.30%
   Taxable investments in debt
     securities                       19,422       4.98        758     5.22     11,866       3.92        497
5.60
   Non-taxable investments in
     debt securities <F2>                611       0.16         29     6.37        602       0.20         30
6.66
   Federal funds sold                 19,542       5.01        696     4.76     24,954       8.25      1,031
5.52
   Interest earning deposits              20       0.01          0     2.95        126       0.04          5
5.30
                                    --------     ------    -------            --------     ------    -------
Total interest-earning assets        365,811      93.76     22,861     8.36    282,313      93.35     18,586
8.80
Non-interest-earning assets:
   Cash and due from banks            18,979       4.86                         15,967       5.28
   Office equipment and
     leasehold improvements            3,135       0.80                          2,562       0.85
   Prepaid expenses and other
     assets                            5,613       1.44                          4,519       1.49
   Allowance for possible
     loan losses                      (3,356)     (0.86)                        (2,924)     (0.97)
                                    --------     ------                       --------     ------
   Total assets                     $390,182     100.00%                      $302,438     100.00%
                                    ========     ======                       ========     ======

LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------
Interest-bearing liabilities:
   Interest-bearing transaction
     accounts                        $26,085       6.69%   $   363     1.86%  $ 20,437       6.76%   $   413
2.70%
   Money market                      171,058      43.84      5,527     4.32    106,485      35.21      3,721
4.67
   Savings                             1,696       0.43         31     2.47      1,486       0.49         27
2.43
   Certificates of deposit            97,107      24.89      3,789     5.22    102,261      33.81      4,455
5.82
   Notes payable                       1,372       0.35         51     5.00         --         --         --
--
   Federal Home Loan Bank advances     6,741       1.73        245     4.86         --         --         --
--
   Federal Funds Purchased                37       0.01          2     5.83         --         --         --
--
                                    --------     ------    -------            --------     ------    -------
Total interest-bearing
  liabilities                        304,096      77.94     10,008     4.40    230,669      76.27      8,616
4.99
Noninterest-bearing liabilities:
   Demand deposits                    54,536      13.98                         43,377      14.34
   Other liabilities                     997       0.25                          1,081       0.36
                                    --------     ------                       --------     ------
   Total liabilities                 359,629      92.17                        275,127      90.97
   Shareholders' equity               30,553       7.83                         27,311       9.03
                                    --------     ------                       --------     ------
   Total liabilities and
     shareholders' equity           $390,182     100.00%                      $302,438     100.00%
                                    ========     ======                       ========     ======
Net interest income                                        $12,853                                   $ 9,970
                                                           =======                                   =======
Net interest margin                                                    4.70%
4.72%

--------------
<F1>  Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.
      Loan fees included in interest income are approximately $774,000 and $462,000, for 1999 and 1998, respectively.

<F2>  Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $446,000 and $684,000 for the three-month and nine-month periods ended September 30, 1999, respectively, compared to $121,000 and $642,000 for the same periods in 1998. The Company's asset quality remained strong with net recoveries of $16,000 for the nine months ended September 30, 1999 compared to net charge-offs of

$23,000 for the same period in 1998. Loan growth remained strong during the first nine months of 1999, exceeding the Company's expectations. Due to the strong growth in the loans in the third quarter, the Company increased the reserve for possible loan losses by charging provision expense $446,000. The increase in provision expense in the third quarter of 1999 as compared to the same period in 1998 was made to maintain an appropriate level of loan loss reserve to loans. Such increases were not due to asset quality concerns.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to expense:

                                                                   Nine Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                 1999              1998
                                                               --------          --------
                                                                 (Dollars in Thousands)
Allowance at beginning of year                                 $  3,200          $  2,510
Loans charged off:
   Commercial and industrial                                         --                30
   Real estate:
       Commercial                                                    15                19
       Construction                                                  --                --
       Residential                                                   --                --
   Consumer and other                                                --                --
                                                               --------          --------
   Total loans charged off                                           15                49
                                                               --------          --------
Recoveries of loans previously charged off:
   Commercial and industrial                                         --                18
   Real estate:
       Commercial                                                    18                 8
       Construction                                                  11                --
       Residential                                                   --                --
   Consumer and other                                                 2                --
                                                               --------          --------
   Total recoveries of loans previously charged off                  31                26
                                                               --------          --------
Net loans (recovered) charged off                                   (16)               23
                                                               --------          --------
Provisions charged to operations                                    684               642
                                                               --------          --------
Allowance at end of period                                     $  3,900          $  3,129
                                                               ========          ========

Average loans                                                  $326,216          $244,765
Total loans                                                    $377,690          $262,101
Nonperforming loans                                            $    319          $    108

Net charge-offs to average loans                                   0.00%             0.01%
Allowance for possible loan losses to loans                        1.03%             1.19%
Allowance for possible loan losses to
  non-performing loans                                              N/M               N/M

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                             September 30,      December 31,
                                                                  1999              1998
                                                             -------------      ------------
                                                                 (Dollars in Thousands)
Non-accrual loans                                              $    319          $      2
Loans past due 90 days or more
   and still accruing interest                                       --                --
Restructured loans                                                   --                --
                                                               --------          --------
   Total nonperforming loans                                        319                 2
Foreclosed property                                                 806               806
                                                               --------          --------
Total non-performing assets                                    $  1,125               808
                                                               ========          ========

Total assets                                                   $432,807          $375,304
Total loans                                                    $377,690          $273,818
Total loans plus foreclosed property                           $378,496          $274,624

Nonperforming loans to loans                                       0.08%             0.00%
Nonperforming assets to loans plus
   foreclosed property                                             0.30%             0.29%
Nonperforming assets to total assets                               0.26%             0.22%

NONINTEREST INCOME

Noninterest income was $807,000 and $1,785,000 for the three month and nine month periods ended September 30, 1999, respectively, compared to $431,000 and $1,293,000 for the same periods in 1998. The increase is primarily attributable to increased service charges on deposit accounts and financial advisory fees. Service charges on deposit accounts were $182,000 and $450,000 for the three month and nine month periods ended September 30, 1999, respectively, compared to $70,000 and $182,000 for the same periods in 1998. The increase in service charges is due to a concerted effort by the Company's management to alter service charges and other fees to stay competitive in the marketplace. Financial advisory and Trust fees were $453,000 and $543,000 for the three month and nine month periods ended September 30, 1999, respectively as compared to $0 for the same periods in 1998. The Company began offering financial advisory and trust services in October 1998. The above mentioned increases were offset by a $101,000 and $197,000 decrease in the gain on the sale of mortgage loans for the three month and nine month periods ended September 30, 1999 compared to the same periods ended September 30, 1998. This decrease is due to an increase in interest rates during the last half of the year in 1998 and throughout 1999. Over half of the gain on sale of mortgage loans for the three and nine month periods ended September 30, 1998 were due to refinancing. The demand for mortgage loans dramatically decreased with the rise in interest rates.

NONINTEREST EXPENSE

Noninterest expense was $3.5 million and $9.8 million for the three month and nine month periods ended September 30, 1999 respectively, compared to $2.6 million and $7.2 million for the same periods in 1998. The increase is primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other operating expenses. Increases in salaries and benefits and occupancy and equipment expenses are primarily due to: 1) the personnel, occupancy and equipment expenses for the new trust and financial planning operations initiated in late 1998; 2) salaries and benefits related to continued growth in the banking facilities opened in 1996; and 3) normal increases associated with growth. Expenses related to other operations were $1,557,006 and $4,083,340 for the three month and nine month periods ended September 30, 1999, respectively, an increase of $361,827, or 30%, and $706,051 or 21% over the three month and nine month periods ended September 30, 1998. This increase is attributed to normal operating expenses associated with growth.

The following is a breakdown of noninterest expenses by the above units:

                                            Three months ended September 30,        Nine months ended
September 30,
                                                    1999 versus 1998                       1999 versus 1998
                                          -----------------------------------   ----------------------------
---------
                                           $ Change       1999        1998        $ Change       1999
1998
                                          ---------   ----------   ----------   -----------   ----------   -
---------
Merchant Banking Division                 $(68,399)   $   80,324   $  148,723   $  (19,965)   $  412,764   $
392,799
St. Peters and Sunset Hills
  banking units                            358,036     1,406,413    1,048,377    1,080,766     3,909,762
2,828,996
Mortgage operations                         29,222       194,163      164,941      128,721       657,792
529,071
Enterprise Financial Advisors              250,471       304,716       54,245      684,258       748,648
64,390
Other operations                           343,827     1,539,006    1,195,179      706,051     4,083,340
3,377,289
                                          --------    ----------   ----------   ----------    ----------   -
---------
Total noninterest expense                 $913,157    $3,524,622   $2,611,465   $2,619,761    $9,812,306
$7,192,545
                                          ========    ==========   ==========   ==========    ==========
==========

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

The Company's State of Readiness:

The Company has developed a Y2K compliance program with five primary phases. These are: 1) Awareness, 2) Assessment, 3) Renovations, 4) Validation and
5) Implementation. As of September 30, 1999 all five phases were complete and all systems have been reviewed for Y2K compliance. The scope of the Assessment phase included all areas of technology for the Company and its subsidiaries including, but not limited to, the phone system, voice mail system, computer network, banking mainframe and related software. The Company completed its contingency plan related to Y2K on June 30, 1999. Contingency plan training is currently underway and will be completed by November 30, 1999. The Company feels its primary Y2K exposure is in its core banking software, which is leased from a third party bank software vendor providing the same software to hundreds of other banks. This vendor is working closely with the Company to address any Y2K issues that may be discovered and has indicated to the Company that there should be no material Y2K problems.

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

What Risks Exist for the Company:

The most likely risk the Company faces with respect to Y2K issues is in the core banking software. This system identifies and calculates payments due the Company's subsidiary bank for loans made to customers and amounts due to the bank's customers for deposits. The loss of these records or inability to accurately perform these calculations could cause the bank to incur additional expenses such as loan losses, underpayments of amounts due on loans, overpayments of amounts due to depositors or increased personnel expenses required to track this information manually. Such expenses are not currently quantifiable, but could be material to the operations and financial performance of the Company and its subsidiaries.

Contingency Plans:

Management believes the Company will be Y2K compliant by December 31, 1999. The Company is currently testing its contingency plans. However, as a precautionary measure, the Company will create electronic and paper based reports of every account as a back up. The back up reports will include the necessary information to calculate balance and payment information. If necessary, the electronic version of this information can be used by other common software applications such as Lotus 1-2-3 or Microsoft Excel to perform many of the calculations performed by the bank's core software system. The back up reports can also be used to manually calculate customer information indefinitely if needed. Training for bank personnel on the contingency plan is currently underway and should be completed by November 30, 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

The Company's deposit growth has not kept pace with the loan growth. Loan growth far exceeded the Company's initial expectations, which caused a decrease in short term assets as they were converted into loans. The Company monitors its liquidity on an ongoing basis. The Company is making a concerted effort to increase deposits through calling efforts and additional certificates of deposits from the national network of time depositors. As an additional precaution for Y2K liquidity, the Bank obtained a line of credit from the Federal Reserve for $114 million.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally managed, full service bank. Due to the relationships developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) which places time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $21 million and $29 million of deposits from the national network with the Company at September 30, 1999 and December 31, 1998, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at September 30, 1999:


              Remaining Maturity                          Amount
       ---------------------------------------          ----------
                       (Dollars in Thousands)
       Three months or less                              $13,811
       Over three through six months                       9,964
       Over six through twelve months                     16,225
       Over twelve months                                  2,068
                                                         -------
                                                         $42,068
                                                         =======

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

CAPITAL ADEQUACY

In March 1999, the Company obtained a $2,500,000 unsecured line of credit from Jefferson Bank and Trust. In July 1999, the Company increased the line to $5,000,000. The line of credit matures on March 31, 2000 and is an interest only note accruing interest at a variable rate of Prime minus 0.50%. The outstanding principal balance on the loan as of September 30, 1999 was $5,000,000. The Company used a portion of the proceeds from the Preferred Securities offering to pay off this debt.

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                     To Be
Well

Capitalized Under
                                                                          For Capital             Prompt
Corrective
                                                   Actual              Adequacy Purposes          Action
Provisions
                                           --------------------       --------------------       -----------
---------
                                             Amount      Ratio          Amount       Ratio         Amount
Ratio
                                           -----------   ------       -----------    -----       -----------
------
At September 30, 1999:
    Total Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.          $35,899,551    9.28%       $30,955,445    8.00%       $38,694,307
10.00%
         Enterprise Bank                   $38,448,483   10.00%       $30,771,766    8.00%       $38,464,707
10.00%
    Tier I Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.          $31,999,551    8.27%       $15,477,723    4.00%       $23,216,584
6.00%
         Enterprise Bank                   $34,548,483    8.98%       $15,385,883    4.00%       $23,078,824
6.00%
    Tier I Capital
      (to Average Assets)
         Enterbank Holdings, Inc.          $31,999,551    7.51%       $11,705,461    3.00%       $19,509,102
5.00%
         Enterprise Bank                   $34,548,483    8.89%       $11,664,785    3.00%       $19,441,308
5.00%

At December 31, 1998:
    Total Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.          $32,400,862   10.97%       $23,618,397    8.00%       $29,522,997
10.00%
         Enterprise Bank                   $30,809,159   10.48%       $23,520,774    8.00%       $29,400,967
10.00%
    Tier I Capital
      (to Risk Weighted Assets)
         Enterbank Holdings, Inc.          $29,200,862    9.89%       $11,809,199    4.00%       $17,713,798
6.00%
         Enterprise Bank                   $27,609,159    9.39%       $11,760,387    4.00%       $17,640,580
6.00%
    Tier I Capital
      (to Average Assets)
         Enterbank Holdings, Inc.          $29,200,862    9.16%        $9,558,703    3.00%       $15,931,172
5.00%
         Enterprise Bank                   $27,609,159    8.69%        $9,526,209    3.00%       $15,877,015
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

                               PART II- ITEM 4
             Submissions of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of the Company was held on September 29, 1999. A proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of the Company's common stock, par value $.01 per share, from 3,500,000 shares to 20,000,000 shares, was approved. Of the 2,380,212 shares entitled to vote at such meeting, 2,039,693 shares were present at the meeting in person or by proxy. At the meeting, 2,014,445 votes were cast in favor of the amendment, 17,498 votes were cast against the amendment and 7,750 votes abstained or were withheld.

Item 6. -- Exhibits and Reports on Form 8-K

    (a). Exhibits.

         Exhibit
         Number      Description
         -------     -----------
          3.1 Amendment to the Certificate of Incorporation of the Registrant

         11.1   Statement regarding computation of per share earnings.

         27.1   Financial Data Schedule. (EDGAR only)

    (b). During the three months ended September 30, 1999, the Registrant filed one Current Report on Form 8-K, dated October 7, 1999, in which the Registrant reported the issuance of a press release announcing its preliminary operating results for the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Clayton, State of Missouri on the 10th day of November, 1999.



                                         ENTERBANK HOLDINGS, INC.

                                         By: ________________________________
                                             Fred H. Eller
                                             Chief Executive Officer


                                         By: ________________________________
                                             James C. Wagner
                                             Chief Financial Officer