Form 10-K
period 1999-12-31
ENTERBANK HOLDINGS INC
filed 2000-03-09
CIK 1025835

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999

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
       (State or other jurisdiction of incorporation          (I.R.S. Employer Identification Number)
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
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000: Common Stock, par value $.01, $102,580,595

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 2000: Common Stock, par value $ .01, 7,152,024 shares outstanding

================================================================================

                            ENTERBANK HOLDINGS, INC.

                         1999 ANNUAL REPORT ON FORM 10-K

                                                                                       Page
Business........................................................................         1

Properties......................................................................         5

Legal Proceedings...............................................................         6

Submission of Matters to Vote of Security Holders...............................         6

Market for Common Stock and Related Stockholder Matters.........................         6

Selected Financial Data.........................................................         8

Management's Discussion and Analysis of Financial Condition and
     Results of Operations......................................................         9

Quantitative and Qualitative Disclosures About Market Risk......................        22

Financial Statements and Supplementary Data.....................................        32

Management......................................................................        32

Beneficial Ownership of Securities..............................................        32

Certain Related Party Transactions..............................................        33

Independent Auditors' Report....................................................        34

Consolidated Financial Statements...............................................        35

Signatures .....................................................................        61

Exhibit Index  .................................................................        63


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as "may," "will," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates and competition from banks and other financial institutions, all of which could cause the Company's actual results to differ from those set forth in the forward-looking statements.

                                     PART I

                                ITEM 1: BUSINESS

GENERAL

Enterbank Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 30, 1994, for the purpose of providing a holding company structure for the ownership of Enterprise Bank, a Missouri banking corporation, (the "Bank"). The Company acquired the Bank in May 1995 through a tax-free exchange with Bank shareholders. The bank holding company ownership structure gives the Bank a source of capital and financial strength and allows the organization some flexibility in expanding the products and services offered to clients.

The Bank began operations on May 9, 1988 as a newly formed and chartered Missouri banking corporation. From 1988 through 1996, the Bank provided commercial banking services to its customers from a single location in the City of Clayton, St. Louis County, Missouri. During 1996, the Bank received regulatory approval for two additional facilities located in St. Charles County, Missouri and the St. Louis County City of Sunset Hills which opened in their permanent facilities in July and September 1997, respectively. During 1998, the Bank opened an operations facility in St. Louis County, Missouri.

The Company organized Enterprise Merchant Banc, Inc. ("Merchant Banc") (formerly Enterprise Capital Resources, Inc.) in 1995 as a wholly owned subsidiary to provide merchant banking services to closely-held businesses and their owners. Merchant Banc's current operations include a minority interest in Enterprise Merchant Banc, LLC, which focuses on providing equity capital and equity-linked debt investments to growing companies in need of additional capital to finance internal and acquisition-related growth. Additionally, Merchant Banc receives fee income for its role as a financial advisor in capital raising transactions as well as mergers and acquisitions. It focuses on "second stage" and mezzanine financing for established companies rather than "seed money" for start-up operations.

Enterprise Financial Advisors ("EFA"), a division of the Bank, was organized in October of 1997 to provide fee-based personal financial planning, estate planning, trust services, and corporate planning services to the Company's target market. As part of the organization of EFA, the Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"). These agreements were renegotiated with the introduction of trust services by EFA. These agreements call for Moneta to provide assistance in staffing, training, marketing and regulatory compliance for EFA. Moneta refers customers, when appropriate, to the Bank and receives a share of the revenue generated in the form of options in the Company's common stock and a percent of the gross margin generated in EFA as compensation. The agreements with Moneta also allow EFA to offer a full range of products and services with the depth and expertise of a large planning firm. EFA will continue to expand products and services available to customers as the division develops.

As used herein, unless the context indicates otherwise, Enterbank Holdings, Inc. and all of its subsidiaries are referred collectively as the "Organization" or "Company."

The Company's executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company's telephone number is (314) 725-5500.

MERGER AGREEMENT

On January 5, 2000 the Company announced that it had executed a merger agreement with Commercial Guaranty Bancshares, Inc. ("CGB"). CBG, located in Overland Park, Kansas, is a bank holding company which owns all of the outstanding stock of First Commercial Bank, N.A., a national bank headquartered in Overland Park. Pursuant to the Merger Agreement, CGB would be merged with a newly formed subsidiary of the Company and would become a wholly-owned subsidiary of the Company. Each outstanding share of CGB common stock would be converted into
2.1429 shares of Company common stock in a tax-free transaction which would be accounted for as a pooling of interests. An aggregate of approximately 1,793,300 Company shares would be issued in the transaction and an additional approximately 254,700 Company shares would be subject to stock options exchanged for options to purchase CGB shares. Consummation of the merger is subject to approval by the shareholders of both the Company and CGB, approval by the Board of Governors of the Federal Reserve System and certain other customary conditions. Overland Park is an affluent, fast-growing suburb of Kansas City, Missouri, which the Company believes will provide the Company an attractive opportunity to expand its banking and related businesses. At December 31, 1999, CGB had assets of $128 million and deposits of $107 million.

STRATEGY

The Company's strategy is to provide a complete range of financial services designed to appeal to closely-held businesses, their owners, and to professionals in the St. Louis metropolitan area, which encompasses the city of St. Louis, Missouri, the Missouri counties of St. Louis, St. Charles, Jefferson, Franklin, Lincoln and Warren and the Illinois county of St. Clair. The merger with CGB will allow the Company to also serve Johnson County and the greater Kansas City area. The Company's merchant banking operation targets a larger geographic area, which includes all of Missouri and the adjoining states. The Company's goal is to grow its operations within its defined market niche by being well-managed, well-capitalized and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals can be achieved while providing attractive returns to shareholders. Growth, net income, earnings per share, and return on shareholders' equity are the financial performance indicators the Company considers most critical in measuring success.

Through the Bank, the Company currently delivers a full range of commercial banking services to the closely-held business market. Merchant banking and venture capital services are conducted through the Merchant Banc. Financial planning and trust services are offered through Financial Advisors. The Company plans to continue to expand the range of services it provides within its market niche while expanding the base of customers. If consummated, the merger with CGB will allow the Company to serve customers on both sides of Missouri and in Kansas. This expansion is in line with the Company's strategic plan.


THE BANK

The Bank offers a broad range of commercial and personal banking services to its customers. Loans include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate and a small amount of consumer loans. Other services include cash management, safe-deposit boxes, and lock boxes.

The Company's primary source of funds has historically been customer deposits. The Company offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types of deposits. The Company believes that its ability to solicit deposits will be enhanced as a result of the merger.

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

The Bank's historical growth strategy has been both customer and asset driven. The Bank continuously seeks to add customers that fit its target market. This strategy has enabled the Bank to attract customers whose borrowing needs have grown along with the Bank's increasing capacity to fund its customers' loan requests. Additionally, the Bank has increased its loan portfolio based on lending opportunities developed by relationship officers. The Bank funds its loan growth by attracting deposits from its business and professional customers, by borrowing from the Federal Home Loan Bank and by attracting wholesale deposits which are considered stable deposit sources and which are priced or below the Bank's all-in alternative cost of borrowing funds.

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

The loan authority and approval process of the Bank units consists of several committee reviews. The Presidents of each geographic banking unit, the Bank's Chief Financial Officer, and the unit's Chief Executive Officer review and vote on any aggregate loan relationships greater than the Banks's Internal Lending Limit and all insider loans. Any aggregate loan relationships greater than the Bank's Internal Lending Limit are reviewed and examined by each banking unit's Director Loan Committee consisting of all members of the unit's Board of Directors. These directors serve on a rotating basis at their respective banking units. Notwithstanding the required approvals for insider loans, all such loans are subsequently ratified by the full Board of Directors of the Company at the Quarterly Board Meeting.

MARKET AREAS AND APPROACH TO EXPANSION

Recent expansion efforts include the establishment of banking facilities in St. Charles County and the City of Sunset Hills based on the high expectations for growth in those markets and the high concentration of closely-held businesses and professionals in those markets, and the establishment of an operations facility in St. Louis County. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, etc. should be made locally by managers who have an equity stake in the Company (see "Management."). The Company, as part of its expansion effort, plans to continue its strategies of operating a small number of offices with a high per office asset base, emphasizing commercial loans, and employing experienced staff who are rewarded on the basis of performance and customer service.

The Company recently signed the merger agreement with CGB. Johnson County is one of the fastest growing counties in the Midwest and has demographical characteristics consistent with those of the Company's current areas of operation. CGB shares the same business philosophies concerning service and the same target market as the Company making it a good strategic fit for the organization as a whole.

ENTERPRISE MERCHANT BANC

The Merchant Banc was established in 1995 to provide merchant banking services to closely held businesses and their owners. Its current operations include a minority investment in Enterprise Merchant Banc, LLC, which focuses on providing equity capital and equity-linked debt investments to growing companies in need of additional capital to finance internal and acquisition-related growth. Additionally, the Merchant Banc receives fee income for its role as a financial advisor in capital raising transactions as well as mergers and acquisitions. It focuses on "second stage" and mezzanine financing for established companies rather the "seed money" for start up organizations.

The Company recently restructured its ownership and control positions of various merchant banking operations. As a result of this restructuring, the Company maintains 100% ownership the Merchant Banc which in turn has a minority interest in Enterprise Merchant Banc, LLC. The minority interest in the LLC includes a 4.9% voting and common stock ownership interest with a 24.9% economic interest. The new structure provides the ability to achieve economic benefits comparable to those available under the previous structure, yet satisfies Federal Reserve regulations concerning ownership and control.

ENTERPRISE FINANCIAL ADVISORS

Enterprise Financial Advisors was organized as a division of Enterprise Bank in late 1997 to provide fee-based personal and corporate financial consulting and trust services to the Company's target market. Personal financial consulting includes estate planning, investment management, retirement planning, trust services and custodial services. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues. Some investment management services are provided through Argent Capital Management, a money management company that invests principally in large capitalization companies. The Company owns approximately an 8% interest in Argent Capital Management.

As a part of the organization of Enterprise Financial Advisors, the Company entered into solicitation and referral agreements with Moneta Group, Inc., a nationally recognized firm in the financial planning industry. Under the agreements, Moneta provides assistance in staffing, training, marketing and regulatory compliance and in return receives a share of the gross margin generated by Enterprise Financial Advisors for planning and trust services. In exchange for customer referrals, Moneta receives compensation in the form of Enterbank stock options. The agreements are intended to leverage the trust powers of Enterprise Bank with the established expertise and marketing power of Moneta, thereby enabling Enterprise Financial Advisors to offer a full range of products and services with the depth and expertise of a large financial planning firm.

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

EMPLOYEES

At December 31, 1999, the Company had approximately 151 full time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

                               ITEM 2: PROPERTIES

All of the Company's banking facilities are leased under agreements that expire in 2004, 2003, 2011 and 2016, for Clayton, St. Louis County, the City of Sunset Hills, and St. Charles County, respectively. The Company has the option to renew the Clayton facility lease for one additional five-year periods with future rentals to be agreed upon. One section of the Clayton facility is sublet and the proceeds are used to reduce the Company's occupancy expenses. The Company has the option to renew the St. Louis County facility lease for three additional five-year periods with future rentals to be agreed upon. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then-current market conditions and inflation. The Merchant Banc facility in Kansas is leased under an agreement that expires in 2003. A portion of the Merchant Banc facility is sublet for the same amount as the lease and the proceeds are used to reduce the Company's occupancy expense. The Company has no future rental options for the Kansas office. The Company's aggregate rent expense totaled $814,538, $749,086 and $436,524 in 1999, 1998 and 1997, respectively, and sublease rental income totaled $60,550, $42,816 and $35,422 in 1999, 1998 and 1997, respectively. The Company leases its Clayton facility from a partnership in which a director, Robert E. Saur, and an officer, Fred H. Eller, have an ownership interest.

The future aggregate minimum rental commitments required under the leases are as follows:


                         Year                            Amount

                         2000                        $ 1,034,379
                         2001                          1,043,145
                         2002                          1,053,740
                         2003                          1,019,589
                         2004                            955,437
          2005 and thereafter                          3,784,092


For leases that renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then-current market conditions and rates of inflation.

The following is a list of the Company's current facilities:

Operating Unit                                    Address                              Description
--------------                                    -------                              -----------

Enterprise Bank, Clayton                          150 North Meramec                    Commercial and Retail
                                                  Clayton, Missouri 63105              Banking
Enterprise Bank, St. Charles                      300 St. Peters Centre Blvd.          Commercial and Retail
                                                  St. Peters, Missouri 63376           Banking
Enterprise Bank, Sunset Hills                     3890 South Lindbergh Blvd.           Commercial and Retail
                                                  Sunset Hills, Missouri 63127         Banking
Enterprise Bank, St. Louis                        1281 North Warson Road               Operations Offices
                                                  St. Louis, Missouri 63132
Enterprise Merchant Banc, Kansas City             7400 W. 110th Street' 5th Floor      Merchant Banking
                                                  Overland Park, Kansas 66210


                            ITEM 3: LEGAL PROCEEDINGS

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes that there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

            ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to vote of security holders in the quarter ended December 31, 1999.

         ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 1, 2000, the Company had approximately 607 common stock shareholders of record and a market price of $18.00. The common stock has not been traded on an exchange or in any established public trading market, although there have been a limited number of transactions in the common stock that have been reported to the National Association of Securities Dealers ("NASD"). Based solely on the sales reported to the NASD, the Company believes the high and low sale prices for the common stock and dividends declared were as follows in the quarters indicated:

                                                                                         Dividends
                                                              Market Price (1)           Declared (1)
                                                          --------------------------     ----------------
                                                              High        Low
                                    1999                  ------------- ------------
                               First Quarter                $ 12.50      $ 10.33             .0100
                               Second Quarter                 14.00        12.50             .0100
                               Third Quarter                  15.17        14.00             .0100
                               Fourth Quarter                 18.25        15.17             .0100

                                    1998
                               First Quarter                $  8.58      $  7.00             .0083
                               Second Quarter                 10.00         8.58             .0083
                               Third Quarter                  10.67         9.33             .0083
                               Fourth Quarter                 10.33         9.83             .0083


    (1) Adjusted to give retroactive effect to a 3 for 1 stock split effective September 29, 1999.

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

DIVIDENDS

The holders of shares of common stock of the Company are entitled to receive dividends when, as, and if declared by the Company's Board of Directors out of funds legally available for the purpose of paying dividends. The primary source for the payment of dividends by the Company is dividends payable to the Company by the Bank. The amount of dividends, if any, that may be declared by the Company will be dependent on many factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Bank. As a result, no assurance can be given that dividends will be paid in the future with respect to the common sock.

COMMON STOCK

On August 18, 1999 the Board of Directors approved a 3 for 1 stock split, in the form of a stock dividend, of the Company's common stock for shareholders of record on September 29, 1999. On September 29, 1999, the Company's shareholders approved the 3 for 1 stock split and an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 3,500,000 to 20,000,000. All share and per share amounts in this Annual Report have been restated to reflect the split.

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, par value $.01 per share (the "Common Stock"). Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote. In all elections of directors, holders of Common Stock have the right to cast votes equaling the number of shares of Common Stock held by such stockholder multiplied by the number of directors to be elected. All of such votes may be cast for a single director or may be distributed among the number of directors to be elected, or any two or more directors, as such stockholder may deem fit. Holders of Common Stock have no preemptive, conversion, redemption, or sinking fund rights. In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all debts and liabilities of the Company.

                         ITEM 6: SELECTED FINANCIAL DATA


                                                                      Year ended December 31,
                                             ------------------------------------------------------------------------
                                                 1999           1998           1997         1996           1995
                                             -------------   ----------    -----------   ----------     ------------
                                               (Dollars and number of shares in thousands, except per share data)(1)

STATEMENT OF INCOME DATA
     Interest income                            $   32,137   $   25,414    $   18,759    $   12,554     $   10,914
     Interest expense                               14,352       11,869         8,582         5,569          4,887
                                                ----------   ----------    ----------    ----------     ----------
     Net interest income                            17,785       13,545        10,177         6,985          6,027
     Provision for loan losses                       1,021          711           775           345            631
                                                ----------   ----------    ----------    ----------     ----------
     Net interest income after provision
        for loan losses                             16,764       12,834         9,402         6,640          5,396
     Noninterest income                              2,565        2,079           476         1,239            836
     Noninterest expense                            13,386       10,052         6,339         5,146          4,187
                                                ----------   ----------    ----------    ----------     ----------
     Income before income tax expense                5,943        4,861         3,539         2,733          2,045
     Income tax expense                              2,244        1,850         1,317         1,031            741
                                                ----------   ----------    ----------    ----------     ----------
     Income before cumulative effect of a
        change in accounting principle               3,699        3,011         2,222         1,702          1,304
                                                ==========   ==========    ==========    ==========     ==========
     Cumulative effect on prior years of a
        change in asset classification                 121           --            --            --             --
                                                ----------   ----------    ----------    ----------     ----------
     Net income                                      3,820        3,011         2,222         1,702          1,304
                                                ==========   ==========    ==========    ==========     ==========

     Basic earnings per share(1)                      0.54         0.43          0.35          0.37           0.30
     Diluted earnings per share(1)                    0.50         0.40          0.33          0.32           0.26
     Cash dividends per common share(1)               0.04        0.033         0.030         0.027          0.023
     Basic weighted average common
        shares and common stock
        equivalents outstanding(1)                   7,136        7,053         6,285         4,614          4,389
     Diluted weighted average common
        shares and common stock
        equivalents outstanding(1)                   7,705        7,545         6,675         5,252          5,056
---------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
     Cash and due from banks                    $   14,798   $   29,701    $   13,897    $    9,261     $    8,110
     Federal funds sold                             54,825       14,250        32,825        23,250         16,230
     Investments in debt and equity securities:
        Trading, at fair value                         910           --            --            --             --
        Available for sale                          23,808       45,592        12,515        14,006         16,065
        Held to maturity                               680          699           919         1,240            842
                                                ----------   ----------    ----------    ----------     ----------
     Total investments                              25,398       46,291        13,434        15,246         16,907
                                                ----------   ----------    ----------    ----------     ----------
     Loans, net of unearned loan fees (2)          385,102      273,818       225,560       134,133        110,464
     Allowance for loan losses                       4,235        3,200         2,510         1,765          1,400
     Total assets                                  488,001      375,304       291,365       184,584        153,706
     Total deposits                                435,798      339,180       264,301       168,961        141,140
     Guaranteed preferred beneficial interests
        in EBH-subordinated debentures              11,000           --            --            --             --
     Borrowings                                      6,920        6,000            --           300             --
     Shareholders' equity                           32,764       29,240        26,067        14,758         12,052
     Book value per common share(1)                   4.59         4.11          3.78          2.96           2.75
     Tangible book value per common share(1)          4.59         4.11          3.77          2.95           2.73
----------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
     Return on average assets                         0.94%        0.94%         0.97%         1.12%          0.99%
     Return on average equity                        12.31        10.86          9.78         12.73          11.13
     Total capital to risk-weighted assets           11.82        10.97         12.28         11.53          11.40
     Leverage ratio                                  10.74         9.16         11.42          9.62           9.11
     Net yield on average earning assets              8.39         8.59          8.84          8.90           9.00
     Cost of interest-bearing liabilities             4.49         4.88          5.03          4.89           4.94
     Net interest margin                              4.66         4.59          4.79          4.96           4.98
     Nonperforming loans as a percent of loans        0.08         0.00          0.02          0.12           0.10
     Nonperforming assets as a percent of assets      0.14         0.22          0.29          0.56           0.64
     Net loan charge offs (recoveries)
        as a percent of average loans                (0.00)        0.01          0.02         (0.02)          0.24
     Allowance for loan losses as a percent
        of loans, net of unearned loan fees           1.10         1.17          1.11          1.32           1.27
     Dividend payout ratio                            7.41         7.81          8.49          7.21           7.87
     Average equity to average assets ratio           7.60         8.70          9.97          8.76           8.89
----------------------------------------------------------------------------------------------------------------------


(1) Adjusted to give retroactive effect to a 3 for 1 stock split effective September 29, 1999.
(2) Excludes mortgage loans held for sale.

                 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 1999. Reference should be made to the accompanying consolidated financial statements and the selected financial data presented elsewhere and herein for an understanding of the following review.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company has a history of approximately 30% growth in total assets for the last several years. This has been accomplished for several reasons. The St. Peters and Sunset Hills banking units started in 1997 experienced 29% and 75% growth, respectively in 1999. The Company also grows with the addition of business development officers. The Company hired 7 business development officers during 1999. In addition, the economy in which the Company conducts business has been very good for the past several years. These factors have contributed to the Company's continued growth.

FINANCIAL CONDITION

Total assets at December 31, 1999 were $488 million, an increase of $113 million, or 30%, over total assets of $375 million at December 31, 1998. Loans were $385 million, an increase of $111 million, or 41%, over total loans of $274 million at December 31, 1998. Federal funds sold and investment securities were $80 million, an increase of $19 million, or 31%, from total federal funds sold and investment securities of $61 million at December 31, 1998.

Total deposits at December 31, 1999 were $436 million, an increase of $97 million, or 29%, over total deposits of $339 million at December 31, 1998. Most of the deposit growth occurred in the money market deposits, and certificates of deposit. Money market deposits grew $49 million, or 33%, during 1999. Certificates of deposit grew $38 million or 37% during 1999. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts by relationship officers. Growth in certificates of deposit is also due to an enhanced presence in the marketplace and an increase of 55% in network CDs. The Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company refers to such deposits as network CDs.

Total shareholders equity at December 31, 1999 was $32.8 million, an increase of $3.6 million over total shareholders equity of $29.2 million at December 31, 1998. The increase in equity is due to an increase in retained earnings of $3.5 million for the twelve months ended December 31, 1999, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

RESULTS OF OPERATIONS

Net income was $3.8 million for the year ended December 31, 1999, an increase of 27% over net income of $3.0 million for the same period in 1998. Diluted earnings per share for the years ended December 31, 1999 and 1998 were $0.50 and $0.40, respectively. The Company's net income increased due to growth in interest earning assets and an increase in noninterest income offset by an increase in interest bearing liabilities and noninterest expenses.

NET INTEREST INCOME

The largest component of the Company's income is net interest income. Net interest income (presented on a tax equivalent basis) was $17.9 million, which yielded a net interest margin of 4.66%, for the year ended December 31, 1999, compared to net interest income and net interest margin of $13.6 million and 4.59%, for the same period in 1998.

The $4.3 million, or 32%, increase in net interest income was driven by a 30%, or $88 million, increase in average earning assets, a change in the mix of earning assets and a decrease in the yield on interest bearing liabilities. Average earning assets increased to $385 million for the year ended December 31, 1999. The mix of earning assets shifted from lower earning investment securities and federal funds sold to higher yielding loans. The increase in the earning assets and shift in mix is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Some of the increase was offset by a lower average earning asset yield and growth in interest bearing deposits.

Average loans as a percent of average total assets increased to 83.92% in 1999 from 79.06% in 1998. For the same periods, the yield on average loans was 8.80% and 9.16%, respectively. The decrease in loan yield in 1999 compared to 1998 partially offset the margin benefits obtained by increasing the loan to asset ratio during the same period.

The yield on average earning assets decreased to 8.39% for the year ended December 31, 1999 from 8.59% for the same period in 1998. The decrease in asset yield was primarily due to a general decrease in average yield on loans and federal funds sold.

The yield on interest bearing liabilities decreased to 4.49% for the year ended December 31, 1999 from 4.88% for the same period in 1998. The yield on all deposits decreased in 1999 as compared to 1998. This drop is due to a concerted effort by the Asset/Liability Committee to decrease the interest paid on deposits. This general drop in yields was partially offset by deposits shifting to higher yielding money market accounts.

FISCAL 1998 COMPARED TO FISCAL 1997

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

RESULTS OF OPERATIONS

Net income was $3.0 million for the year ended December 31, 1998, an increase of 36% over net income of $2.2 million for the same period in 1997. Diluted earnings per share for the years ended December 31, 1998 and 1997 were $0.40 and $0.33, respectively.

NET INTEREST INCOME

The largest component of the Company's net income is net interest income. Net interest income (presented on a tax equivalent basis) was $13.6 million, which yielded a net interest margin of 4.59%, for the year ended December 31, 1998, compared to net interest income and net interest margin of $10.2 million and 4.79%, for the same period in 1997.

The $3.4 million, or 33%, increase in net interest income was driven primarily by a 39%, or $84 million, increase in average earning assets to $297 million for the year ended December 31, 1998 compared to $71 million of earning asset growth during the same period in 1997. The increase in the earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Some of the increase was offset by a lower average earning asset yield and growth in interest bearing deposits.

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

The following table sets forth on a tax-equivalent basis, certain information relating to the Company's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for each of the three years ended December 31, 1999.


                                                                                   Year ended December 31,
                                                    --------------------------------------------------------------------------------
                                                                     1999                                     1998
                                                    -------------------------------------    --------------------------------------
                                                              Percent   Interest  Average              Percent   Interest   Average
                                                    Average   of Total  Income/   Yield/     Average   of Total  Income/    Yield/
                                                    Balance   Assets    Expense   Rate       Balance   Assets    Expense    Rate
                                                    --------  --------  --------  -------    --------  --------  --------   -------
                                                                                   (Dollars in Thousands)
Assets
Interest-earning assets:
     Loans (1)                                      $342,565    83.92%  $30,134    8.80%      251,916    79.06%  $23,084     9.16%

Taxable investments in debt securities                18,687     4.58       979    5.24        15,887     4.99       878     5.53
Non-taxable investments in debt securities(2)            622     0.15        40    6.43           619     0.19        40     6.46
     Federal funds sold                               22,637     5.54     1,113    4.92        27,679     8.69     1,469     5.31
     Interest earning deposits                            20        -         1    5.00           795     0.25        40     5.03
                                                    --------   ------   -------              --------   ------   -------
Total interest-earning assets                        384,531    94.19    32,267    8.39       296,896    93.18    25,511     8.59
Non-interest-earning assets:
     Cash and due from banks                          18,178     4.45                          17,422     5.47
     Office equipment & leasehold improvements         3,068     0.75                           2,686     0.84
Minority interest in EMB LLC                             175     0.04
     Prepaid expenses and other assets                 5,846     1.43                           4,609     1.45
     Allowance for possible loan losses               (3,530)   (0.86)                         (2,985    (0.94)
                                                    --------   ------                        --------   ------
     Total assets                                   $408,268   100.00%                       $318,628   100.00%
                                                    ========   ======                        ========   ======

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts               $ 26,430     6.47%  $   491    1.86%       20,503     6.43%  $   492     2.40%
     Money market                                    178,423    43.70     7,833    4.39       117,027    36.74     5,361     4.58
     Savings                                           1,789     0.44        44    2.46         1,496     0.47        37     2.47
     Certificates of deposit                         102,277    25.05     5,386    5.27       102,897    32.29     5,912     5.75
     Notes payable                                     1,029     0.25        79    7.68             -        -         -        -
     Federal funds purchased                              27     0.01         2    5.83             -        -         -        -
     Federal Home Loan Bank advances                   6,788     1.66       331    4.88         1,447     0.45        67     4.63
     Guaranteed preferred beneficial interests
          in EBH-Subordinated Debentures               1,978     0.48       186    9.40             -        -         -        -
                                                    --------   ------   -------              --------   ------   -------
Total interest-bearing liabilities                   318,741    78.06    14,352    4.50       243,370    76.38    11,869     4.88
Noninterest-bearing liabilities:
     Demand deposits                                  56,568    13.86                          46,326    14.54
     Other liabilities                                 1,930     0.47                           1,213     0.38
                                                    --------   ------                        --------   ------
     Total liabilities                               377,239    92.40                         290,909    91.30


     Shareholders' equity                             31,029     7.60                          27,719     8.70
                                                    --------   ------                        --------   ------
    Total liabilities & shareholders' equity        $408,268   100.00%                        318,628   100.00%
                                                    ========   ======                        ========   ======
Net interest income                                                     $17,915                                  $13,642
                                                                        =======                                  =======
Net interest margin                                                                4.66%                                     4.59%
                                                                                   ====                                      ====



                                                             Year ended December 31,
                                                    -----------------------------------------
                                                                      1997
                                                    -----------------------------------------
                                                              Percent   Interest  Average
                                                    Average   of Total  Income/   Yield/
                                                    Balance   Assets    Expense   Rate
                                                    --------  --------  --------  ----------

Assets
Interest-earning assets:
     Loans (1)                                       177,532    77.89%  $16,834    9.48%

Taxable investments in debt securities                17,859     7.84     1,018    5.70
Non-taxable investments in debt securities(2)            805     0.35        52    6.46
     Federal funds sold                               16,679     7.32       909    5.45
     Interest earning deposits                            38     0.02         2    5.26
                                                    --------   ------   -------
Total interest-earning assets                        212,913    93.42    18,815    8.84
Non-interest-earning assets:
     Cash and due from banks                          11,580     5.08
     Office equipment & leasehold improvements         1,677     0.74
Minority interest in EMB LLC
     Prepaid expenses and other assets                 3,829     1.68
     Allowance for possible loan losses               (2,085)   (0.91)
                                                    --------   ------
     Total assets                                   $227,914   100.00%
                                                    ========   ======


Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts                 15,840     6.95%  $   452    2.85%
     Money market                                     77,198    33.87     3,604    4.67
     Savings                                           1,270     0.56        32    2.52
     Certificates of deposit                          77,081    33.82     4,521    5.87
     Notes payable                                        25     0.01         3   12.00
     Federal funds purchased                               -        -         -       -
     Federal Home Loan Bank advances                     105     0.05        11   10.48
     Guaranteed preferred beneficial interests
          in EBH-Subordinated Debentures                   -        -         -       -
                                                    --------   ------   -------
Total interest-bearing liabilities                   171,519    75.26     8,623    5.03
Noninterest-bearing liabilities:
     Demand deposits                                  33,247    14.59
     Other liabilities                                   426     0.19
                                                    --------   ------
     Total liabilities                               205,192    90.03


     Shareholders' equity                             22,722     9.97
                                                    --------   ------
    Total liabilities & shareholders' equity         227,914   100.00%
                                                    ========   ======
Net interest income                                                     $10,192
                                                                        =======
Net interest margin                                                                4.79%
                                                                                   ====


(1) Average balances include non-accrual loans and loans held for sale. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $961,000, $625,000 and $671,000, for 1999, 1998 and 1997, respectively.
(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

During 1999, an increase in the average volume of earning assets resulted in an increase in interest income of $7,863,000,partially offset by a decrease of $1,107,000 due to a decrease in rates on earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, and notes payable and other borrowing resulted in an increase in interest expense of $3,193,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $710,000. The increase in the volume of both earning assets and interest bearing liabilities are due to the previously mentioned 30% growth the Company experienced during 1999. The decrease in the average rate of earning assets was a result of interest rate pressures and competition in the Company's market. The decrease in the average rate of interest bearing liabilities was a result of a concerted effort by the Asset/Liability Committee to decrease the interest paid on deposits. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 1999 as compared to 1998 increased interest income by $6,756,000 while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $2,483,000.

During 1998, an increase in the average volume of earning assets resulted in an increase in interest income of $7,335,000, partially offset by a decrease of $639,000 due to a decrease in rates on earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and notes payable resulted in an increase in interest expense of $3,463,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $217,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 1998 as compared to 1997 increased interest income by $6,696,000 while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $3,246,000.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:


                                                     1999 Compared to 1998            1998 Compared to 1997
                                                  Increase (Decrease) Due to        Increase (Decrease) Due to
                                                  --------------------------      ------------------------------
                                              Volume(1)     Rate(2)      Net      Volume(1)   (Rate(2)       Net
                                              ---------     -------      ---      ---------   --------       ---
                                                                     (Dollars in Thousands)
Interest earned on:
     Loans                                     $ 8,007     $  (957)   $ 7,050       $ 6,834    $  (584)    $ 6,250
     Taxable investments in debt
        and equity securities                      149         (48)       101          (111)       (29)       (140)
     Nontaxable investments in debt
        and equity securities (3)                   --          --         --           (12)        --         (12)
     Federal funds sold                           (254)       (102)      (356)          584        (24)        560
     Certificates of deposit                       (39)         --        (39)           40         (2)         38
                                               -------     -------    -------       -------    -------     -------
     Total interest-earning assets             $ 7,863     $(1,107)   $ 6,756       $ 7,335    $  (639)    $ 6,696
                                               -------     -------    -------       -------    -------     -------

Interest paid on:
     Interest-bearing demand deposits          $   124     $  (125)   $    (1)      $   119    $   (79)    $    40
     Money market rate deposits                  2,704        (232)     2,472         1,826        (69)      1,757
     Savings deposits                                7          --          7             6         (1)          5
     Time deposits                                 (35)       (491)      (526)        1,485        (94)      1,391
     Notes payable                                  39          40         79            (2)        (1)         (3)
     Federal Home Loan Bank Advances               260           4        264            34         33          56
     Federal funds purchased                         1           1          2            (5)        (6)        (11)
     Guaranteed Preferred Debt                      93          93        186            --         --          --
                                               -------     -------    -------       -------    -------     -------
        Total                                  $ 3,193     $  (710)   $ 2,483       $ 3,463    $  (217)    $ 3,246
                                               -------     -------    -------       -------    -------     -------
Net interest income                            $ 4,670     $  (397)   $ 4,273       $ 3,872    $  (422)    $ 3,450
                                               =======     =======    =======       =======    =======     =======

(1) Change in volume multiplied by yield/rate of prior period.
(2) Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable investments in debt securities are presented on a fully tax-equivalent basis assuming a tax rate of 34%.

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

LOAN PORTFOLIO

Loans, as a group, are the largest asset and the primary source of interest income for the Company. Diversification among different categories of loans reduces the risks associated with any single type of loan. The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:


                                                                     December 31,
                             --------------------------------------------------------------------------------------------------
                                  1999                1998                 1997                1996                  1995
                             -----------------    ----------------    ----------------      ---------------     ----------------
                                     Percent             Percent              Percent              Percent              Percent
                                     of Total            of Total             of Total             of Total             of Total
                             Amount     Loans     Amount    Loans      Amount    Loans      Amount    Loans      Amount    Loans
                             ------     -----     ------    -----      ------    -----      ------    -----      ------    -----
                                                                 (Dollars in Thousands)
Commercial and industrial   $ 99,646    25.86%   $ 81,346    29.70%   $ 69,490    30.81%  $  43,876    32.71%  $  43,728    39.59%
Real estate:
     Commercial               51,756    13.43      33,242    12.14      37,349    16.56      24,946    18.60      25,507    23.09
     Construction             88,237    22.90      76,739    28.03      47,771    21.18      23,362    17.42      11,634    10.53
     Residential              72,311    18.76      69,978    25.56      63,772    28.27      37,449    27.92      24,537    22.21
Consumer and other            73,152    19.05      12,513     4.57       7,178     3.18       4,500     3.35       5,058     4.58
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
        Total loans         $385,102   100.00%   $273,818   100.00%   $225,560   100.00%   $134,133   100.00%   $110,464   100.00%
                            ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

The Company's subsidiary bank grants commercial, residential and consumer loans primarily in the St. Louis metropolitan area. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is secured by real estate. As of December 31, 1999, $212 million in loans, or 55% of the loan portfolio, involved real estate as part or all of the collateral package, as compared to $180.0 million or 66% and $148.9 million or 66% in 1998 and 1997, respectively. Of these loans, $90.0 million or 42%, for 1999, were personal and business loans and loans on owner-occupied properties as compared to $75.6 million or 28% and $55.2 million or 37% for 1998 and 1997, respectively. Management views these types of loans as having less risk than traditional real estate loans because the primary source of repayment for these loans is not dependent upon the cash flow or sale of the real estate securing the loans. When evaluating the appropriateness of the allowance for loan losses, these loans are evaluated based on commercial considerations such as the financial condition, cash flow and income of the borrower as well as the value of all collateral securing the loans, including the market value of any real estate securing the loan. During 1999, the Company reexamined its loan classifications. The result was a movement of approximately $50 million from the real estate category into the consumer and other loan category. Going forward the Company intends to report its loans with this new classification.

The following table sets forth the interest rate sensitivity of the loan portfolio at December 31, 1999:

                                                                   Loans Maturing or Repricing
                                             ---------------------------------------------------------------------
                                                                   After One
                                                  In One            Through             After
                                               Year or Less       Five Years         Five Years            Total
                                             ----------------   --------------      -----------     --------------
                                                                     (Dollars in Thousands)

FIXED RATE LOANS (1)

Commercial and industrial                    $          6,368   $       30,822      $       873     $       38,063
Real estate:
     Commercial                                         5,568           28,280            2,237             36,085
     Construction                                       6,822           15,302            1,771             23,895
     Residential                                        9,103           26,305              804             36,212
Consumer and other                                      3,035           24,735               12             27,782
                                             ----------------   --------------      -----------      -------------
        Total                                $         30,896   $      125,444      $     5,697      $     162,037
                                              ===============    =============       ==========       ============

VARIABLE RATE LOANS (1)

Commercial and industrial                    $         61,583   $           --      $        --     $       61,583
Real estate:
     Commercial                                        15,672               --               --             15,672
     Construction                                      64,342               --               --             64,342
     Residential                                       36,100               --               --             36,100
Consumer and other                                     45,368               --               --             45,368
                                             ----------------   --------------      -----------      -------------
        Total                                $        223,065   $           --      $        --     $      223,065
                                              ===============    =============       ==========      =============

TOTAL LOANS (1)

Commercial and industrial                    $         67,951   $       30,822      $       873     $       99,646
Real estate:
     Commercial                                        21,240           28,280            2,237             51,757
     Construction                                      71,164           15,302            1,771             88,237
     Residential                                       45,203           26,305              804             72,312
Consumer and other                                     48,403           24,735               12             73,150
                                             ----------------   --------------      -----------      -------------
        Total                                $        253,961   $      125,444      $     5,697     $      385,102
                                              ===============    =============       ==========      =============

(1) Loan balances are shown net of unearned loan fees and loans held for sale.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,021,000, $711,000, and $775,000 in 1999, 1998, and 1997 respectively. During 1999, the increase in provision reflects loan growth of $111 million during 1999 versus loan growth of $48 million during the same period in 1998. The provision for loan losses did not increase with the loan growth because the Company experience continued quality of the loan portfolio and net recoveries of $14,000.

During 1998, the decrease in provision reflects a decrease in net loan charge-offs to $21,000 as compared to net charge-offs of $30,000 for the year ended December 31, 19997. In addition, the Company experienced loan growth of $48 million during 1998 versus loan growth of $92 million during the same period in 1997.

The Company has charged off a total of $473,000 in loans from January 1, 1995 through December 31, 1999. Total recoveries for the same period are $225,000, resulting in a five-year net charge-off experience of $248,000, or 0.05% per year of average loans for the same period.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance that have been charged to expense:

                                                                        December 31,
                                            ---------------------------------------------------------------------
                                               1999          1998            1997          1996            1995
                                            --------      ---------       ---------      ---------       --------
                                                                   (Dollars in Thousands)

     Allowance at beginning of period      $  3,200        $ 2,510        $  1,765       $  1,400        $  1,000
                                           --------       --------        --------       --------        --------
     Loans charged off:
        Commercial and industrial                19             30              90             --              19
        Real estate:
           Commercial                            --             19              45             --             118
           Construction                          --             --              --             --              --
           Residential                           --             --              27             --             106
        Consumer and other                       --             --              --             --              --
                                           --------       --------        --------       --------        --------
           Total loans charged off               19             49             162             --             243
                                           --------       --------        --------       --------        --------
     Recoveries of loans previously
        charged off:
           Commercial and industrial             18             18              44             --              --
             Real estate:
               Commercial                        15             10              50              4              12
               Construction                      --             --              --             --              --
               Residential                       --             --              38             15              --
           Consumer and other                    --             --              --              1              --
                                           --------       --------        --------       --------        --------
               Total recoveries of
                  loans previously
                  charged off                    33             28             132             20              12
                                           --------       --------        --------       --------        --------
               Net loans charged
                  off (recovered)               (14)            21              30            (20)            231
                                           --------       --------        --------       ---------       --------
     Provisions charged to operations         1,021            711             775            345             631
                                           --------       --------        --------       --------        --------
     Allowance at end of period            $  4,235       $  3,200        $  2,510       $  1,765        $  1,400
                                           ========       ========        ========       ========        ========

     Average loans                         $342,565       $251,916        $177,532       $120,849        $ 94,737
     Total loans                            385,102        273,818         225,560        134,133         110,464
     Nonperforming loans                        294              2              50            161             107

     Net charge-offs (recoveries)
        to average loans                      (0.00)%         0.01%          0.02%          (0.02)%          0.24%
     Allowance for loan losses to loans        1.10           1.17           1.11            1.32            1.27

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

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table. The Company does not have a material amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

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

As of December 31, 1999, 1998, and 1997, the Company had twelve, thirteen, and eleven impaired loans in the aggregate amounts of $1,064,000, $1,087,000, and $967,000 respectively, all of which are considered potential problem loans. Non-performing assets decreased from $808,000 as of December 31, 1998 to $690,000 as of December 31, 1999. The Company sold half of its foreclosed property in December 1999. Non-performing assets decreased from $856,000 as of December 31, 1997 to $808,000 as of December 31, 1998.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                                     As of December 31,
                                           ------------------------------------------------------------------------
                                               1999          1998           1997            1996            1995
                                           ---------       --------       ---------      ---------       ----------
                                                                   (Dollars in Thousands)

     Nonaccrual loans                      $    294        $      2       $      50      $     131       $      107
     Loans past due 90 days or more
        and still accruing interest              --              --              --             30               --
     Restructured loans                          --              --              --             --               --
                                           ---------       --------       ---------      ---------       ----------
        Total nonperforming loans               294               2              50            161              107
     Foreclosed property                        396             806             806            874              881
                                           --------        --------       ---------      ---------       ----------
     Total nonperforming assets            $    690        $    808       $     856      $   1,035       $      988
                                           ========        ========       =========      =========       ==========

     Total assets                          $488,001        $375,304       $ 291,365      $ 184,584       $  153,706
     Total loans, net of unearned
        loan fees                           385,102         273,818         225,560        134,133          110,464
     Total loans plus foreclosed property   385,498         274,624         226,366        135,007          111,345

     Nonperforming loans to total loans        0.08%           0.00%           0.02%          0.12%            0.10%
     Nonperforming assets to total loans
        plus foreclosed property               0.18            0.29            0.38           0.77             0.89
     Nonperforming assets to total assets      0.14            0.22            0.29           0.56             0.64


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

                                                                           As of December 31,
                           ----------------------------------------------------------------------------------------------------
                                       1999                1998                  1997                 1996                  1995
                           -------------------    ----------------     ------------------   ------------------ ------------------
                                       Percent             Percent               Percent              Percent           Percent
                                         of                  of                    of                   of                 of
                                      Category            Category              Category             Category          Category
                                       Total               Total                 Total                Total              Total
                           Allowance   Loans    Allowance  Loans     Allowance   Loans    Allowance   Loans  Allowance   Loans
                           ---------   -----    ---------  -----     ---------  ------    ---------  ------  ----------  -----
                                                             (Dollars in Thousands)
Commercial and industrial   $1,404     25.86%   $   848     29.70%    $   656     30.81%   $  423     32.71%  $  348     39.59%
Real estate:
     Commercial                494     13.43        447     12.14         316     16.56       253     18.60      265     23.09
     Construction              763     22.90        679     28.03         465     21.18       413     17.42       93     10.53
     Residential               817     18.76        798     25.56         605     28.27       381     27.92      510     22.21
Consumer and other             592     19.05        112      4.57          82      3.18        56      3.35       44      4.58
Not allocated                  165        --        316        --         386        --       239        --      140        --
                            ------     -----    -------    ------     -------    ------    ------    ------   ------    ------

     Total                  $4,235     100.00%  $ 3,200    100.00%    $ 2,510    100.00%   $1,765    100.00%  $1,400    100.00%
                            ======     ======   =======    ======     =======    ======    ======    ======   ======    ======

The above allocation by loan category does not mean that actual loan charge-offs will be incurred in the categories indicated. The risk factors considered in determining the above allocation are the same as those used when determining the overall level of the allowance.

NONINTEREST INCOME

The following table depicts the annual changes in various noninterest income categories:

                                                  December 31,                             December 31,
                                               1999 versus 1998                          1998 versus 1997
                                      ------------------------------------------  -------------------------------------
                                      $   Change           1999          1998     $   Change      1998        1997
                                      ----------       -----------    ----------  -----------    ----------  ----------
Merchant Banc management fee          $ (101,600)      $   90,000     $  191,600  $    33,000    $  191,600  $  158,600
Merchant Banc consulting fees           (220,000)          12,500        232,500      224,500       232,500       8,000
Financial Advisory Income                594,810          594,810             --          N/A            --          --
Gain on trading assets                   202,454          202,454             --          N/A            --          --
Service charges on deposit accounts      368,599          621,472        252,873       79,421       252,873     173,452
Gain on sale of ORE                      130,050          130,050             --          N/A            --          --
Gain on sale of mortgage loans          (433,759)         809,110      1,242,869    1,163,921     1,242,869      78,948
Loss on investment in the Enterprise
     Fund L.P.                            (5,564)          (7,763)        (2,199)       2,705        (2,199)     (4,904)
Other noninterest income                 (47,966)         113,103        161,069       99,190       161,069      61,879
                                         -------          -------        -------       ------       -------      ------
     Total noninterest income         $  487,024       $2,565,736     $2,078,712  $ 1,602,737    $2,078,712  $  475,975
                                      ==========       ==========     ==========  ===========    ==========  ==========

Total noninterest income was $2,565,736 in 1999, representing a $487,024 increase from 1998. The increase was primarily the result of increases in Financial advisory income, service charges on deposit accounts, gain on trading assets and a gain on the sale of ORE property. The Company began offering financial advisory and trust services in October 1998. The $594,810 increase in fees was the result of several life insurance and financial planning transaction fees. The $368,599 increase in service charges on deposit accounts was due to a concerted effort by the Company's management to alter service charges and other fees to stay competitive in the marketplace. In connection with the adoption of SFAS 133, the Company elected to reclassify an equity investment from held-to-maturity to trading. The Company recorded a $197,546 gain on marking the asset to market during the second quarter of 1999, which is treated as a cumulative effect of change in account principle. In the fourth quarter of 1999 the Company obtained a purchase agreement for the equity investment which resulted in a $202,454 gain in the fair value. This gain was recognized as noninterest income. The asset was subsequently sold on February 2, 2000. The $130,050 gain on sale of ORE was a result of the sale on foreclosed property the company has owned since 1992. The above mentioned increases were offset by a $321,600 decrease in Merchant Banc income, a $433,759 decrease on the sale of mortgage loans and a $47,966 decrease in other income. The decrease in Merchant Banc fees were a result of the aforementioned restructuring. The decrease in the gain on sale of mortgages was due to an increase in interest rates during 1999. Over half of the gain on sale of mortgage loans in 1998 were due to refinancing. The demand for refinanced mortgage loans dramatically decreased with the rise in interest rates. Most of the mortgage loans originated during 1999 were from the purchase of new or existing homes.

Total noninterest income was $2,078,712 in 1998, representing a $1,602,737 increase from 1997. The increase was primarily the result of a $1,163,921 increase on the gain on sale of mortgage loans. The company started offering mortgage products during the third quarter of 1997. In addition, Merchant Banc consulting fees increased $224,500 in 1998 as compared to 1997. These fees were a result of increased business activity in this company from the new office in Kansas. Noninterest income, excluding Merchant Banc consulting fees and gain on sale of mortgage loans increased $214,316 in 1998 as compared to 1997. This increase was due to an increase in service charges on a larger deposit base and other fees.

NONINTEREST EXPENSE

Total noninterest expense was $13,386,172 in 1999 representing a $3,334,470 or 33% increase from 1998. The increase in noninterest expenses were primarily attributable to: 1) the new financial advisory services started in 1998, 2) growth in the new banking facilities opened during 1997 in St. Peters and Sunset Hills; and 3) expenses related to growth in the Company. During 1999, the Company's financial advisory division increased its staff and other expenses to support the Company's growth in this business segment. The Company added 35 employees to support its growth and established market presence.

The following table depicts changes in noninterest expenses in the above mentioned operations:

                                                       December 31,                              December 31,
                                       ----------------------------------------   -------------------------------------
                                                    1999 versus 1998                          1998 versus 1997
                                       ----------------------------------------   -------------------------------------
                                          $ Change        1999          1998         $ Change      1998         1997
                                       -----------    -----------   -----------   -----------  -----------   ----------
Merchant banking division              $  (123,959)   $   467,778   $   591,737   $   409,361   $   591,737  $  182,376
St.  Peters and Sunset Hills banking
units                                    1,317,255      5,246,240     3,928,985     1,871,666     3,928,985   2,057,319
Mortgage operations                        (37,986)       817,419       855,405
                                                                                      724,830       855,405     130,575
Enterprise Financial Advisors              953,434      1,163,497       210,063       210,063       210,063          --
Other operations                         1,225,726      5,691,238     4,465,512       497,206     4,465,512   3,968,306
                                       -----------    -----------   -----------   -----------   -----------  ----------
     Total noninterest expense         $ 3,334,470    $13,386,172   $10,051,702   $ 3,713,126   $10,051,702  $6,338,576
                                       ===========    ===========   ===========   ===========   ===========  ==========


The increases were primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other operating expenses related to the above mentioned operations and staff additions.

Total noninterest expense was $10,051,702 in 1998 representing a $3,713,126 or 59% increase from 1997. The increase in noninterest expenses were primarily attributable to: 1) a new merchant bank office in Kansas City opened in March, 1998 2) new banking facilities opened during 1997 in St. Peters and Sunset Hills, 3) the new financial advisory services started in 1998; and 4) expenses related to the origination and sale of mortgage loans. The increases were primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other operating expenses related to the above mentioned operations. Noninterest expenses attributable to other operations increased 13% in 1998 as compared to 1997 which was due to normal increases related to growth.

INCOME TAXES

Income tax expense was $2,244,404, $1,850,275 and $1,316,590 for 1999, 1998, and
1997, respectively. The effective tax rate was 38%, 38% and 37% for the years ended December 31, 1999, 1998, and 1997, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

The following table reflects the Company's GAP analysis (rate sensitive assets minus rate sensitive liabilities) as of December 31, 1999:

                                                               Over            Over          After
                                                            3 Months          1 Year        5 Years
                                             3 Months       Through 12        Through    or No Stated
                                              or Less         Months          5 Years      Maturity        Total
                                         --------------     ------------   -------------   --------  -------------
                                                                      (Dollars in Thousands)

Assets:

     Investments in debt and
        equity securities                $          151    $      18,729   $    4,462     $  2,055   $      25,397
     Interest-bearing deposits                        1               --           --           --               1
     Loans, net of unearned loan fees           231,188           22,773      125,444        5,697         385,102
     Federal funds sold                          54,825               --           --           --          54,825
                                         --------------    -------------   ----------     --------   -------------
           Total interest-sensitive
               assets                    $      286,165    $      41,502   $  129,906     $  7,752   $     465,325
                                         --------------    -------------   ----------     --------   -------------
Liabilities:
     Interest-bearing transaction
        accounts                         $       31,533               --           --           --          31,533
     Money market and savings
        accounts                                200,672               --           --           --         200,672
     Certificates of deposit                     32,264           91,030       17,786           26         141,106
        Guaranteed preferred
        beneficial interests in
        EBH-subordinated
        debentures                                   --               --           --       11,000          11,000
     Federal Home Loan Bank
        advances                                     --               --        6,000          920           6,920
                                         --------------    -------------   ----------     --------   -------------
        Total interest-sensitive
           liabilities                   $      264,469    $      91,030   $   23,786     $ 11,946   $     391,231
                                         ==============    =============   ==========     ========   =============
Interest-sensitivity GAP
     GAP by period                       $       21,696    $     (49,528)  $  106,120     $ (4,194)  $      74,094
                                         ==============    =============   ==========     ========   =============
     Cumulative GAP                      $       21,696    $     (27,832)  $   78,288     $ 74,094   $      74,094
                                         ==============    =============   ==========     ========   =============
Ratio of interest-sensitive assets
  to interest-sensitive liabilities:
        Periodic                                   1.08             0.46         5.46         0.65           1.19
        Cumulative GAP                             1.08             0.92         1.21         1.19           1.19
                                         ==============    =============   ==========     ========   ============

The Company made certain assumptions in preparing the table above. These assumptions included: Loans will repay at historic repayment speeds; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing of remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis for all periods except the 3 to 12 month period at December 31, 1999 based on contractual maturities. In this regard, a decrease in the general level of interest rates would generally have a negative effect on the Company's net interest income as the repricing of the larger volume of interest sensitive assets would create a larger reduction in interest income as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities. Likewise, an increase in the general level of interest rates would have a positive effect on net interest margin.

As a policy, the Company focuses more attention to the cumulative GAP ratios than any specific periods ratios since the cumulative GAP takes into account the repricing nature of the assets and liabilities for a specific period plus all previous periods which would have been affected by interest rate movements.

      ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At December 31, 1999, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 200 basis points from their current level over a one year period.

The following tables present the scheduled maturity of market risk sensitive instruments at December 31, 1999:

                                                                                               Beyond 5
                                                                                               Years or
                                                                                                  No
                                                                                                Stated
                                   Year 1       Year 2    Year 3       Year 4        Year 5    Maturity       Total
                                 --------     --------    --------     --------     --------   --------     ---------
Assets:
    Investment in debt and
      equity securities          $ 19,792     $  4,459    $     --      $    --     $     --   $  1,146     $  25,397
    Interest-bearing
      deposits                          1           --          --           --           --         --             1
    Federal funds sold             54,825           --          --           --           --         --        54,825
    Loans, net of unearned
      loan fees                   248,863       25,970      44,079       21,746       36,562      7,882       385,102
                                  -------     --------      ------      -------     --------   --------     ---------
      Total                      $323,481     $ 30,429    $ 44,079      $21,746     $ 36,562   $  9,028     $ 465,325
                                  =======     ========      ======      =======      =======   ========     =========

Liabilities:
    Savings, Now,
    Money Market deposits        $232,206      $    --      $   --      $    --     $     --   $     --     $ 232,206
    Certificates of deposit       123,294       15,278       1,013        1,417           78         26       141,106
    Guaranteed preferred
      beneficial interests
      in EBH-subordinated
      debentures                       --           --          --           --           --     11,000        11,000
    Federal Home Loan
      Bank advances                    --        3,000          --        3,000           --        920         6,920
                                 --------     --------  ----------      -------     --------   --------     ---------
      Total                      $355,500     $ 18,278  $    1,013      $ 4,417     $     78   $ 11,946     $ 391,232
                                 ========     ========  ==========      =======     ========   ========     =========

                                             Average     Estimated
                                  Total  Interest Rate  Fair Value
                                  -----  -------------  ----------
Assets:
    Investment in debt and
      equity securities          $25,397         5.28%   $   25,394
    Interest-bearing
      deposits                         1         5.00             1
    Federal funds sold            54,825         4.92        54,825
    Loans, net of unearned
      loan fees                  385,102         8.80       384,491
                                 -------                 ----------
      Total                    $ 465,325                 $  464,711

Liabilities:
    Savings, Now, Money
    Market deposit             $ 232,206         4.05%   $  232,206
    Certificates of deposit      141,106         5.27       141,438
    Guaranteed preferred
      Beneficial interests
      in EBH-subordinated
      debentures                  11,000         9.40%       11,000
    Federal Home Loan
      Bank advances                6,920         4.88         6,925
                                   -----                      -----
      Total                    $ 391,232                 $  391,569

BALANCE SHEET TREND

The following table summarizes certain trends in the Company's balance sheet during the three-year period ended December 31, 1999:

                                                                                     December 31,
                                                                --------------------------------------------------
                                                                      1999              1998              1997
                                                                -------------      -------------    --------------
                                                                              (Dollars in Thousands)

       Total assets                                             $     488,001      $     375,304    $     291,365
       Earning assets                                                 465,325            334,364          271,967
       Deposits                                                       435,798            339,180          264,301
       Loans to deposits                                                88.37%             80.73%           85.34%
       Loans to total assets                                            78.91              72.96            77.41
       Investment securities to total assets                             5.20              12.33             4.61
       Earning assets to total assets                                   95.35              89.09            93.34
                                                                =============      =============    =============

       Loans                                                    $     385,146      $     273,915    $     225,608
       Unearned loan fees                                                 (44)               (97)             (48)
                                                                -------------      -------------    -------------
           Net loans                                            $     385,102      $     273,818    $     225,560
                                                                =============      =============    =============

       Investment securities - HFT                              $         910      $          --    $          --
       Investment securities - AFS                                     23,807             45,592           12,515
       Investment securities - HTM                                        680                699              919
                                                                -------------      -------------    -------------
           Total investments                                    $      25,397      $      46,291    $      13,434
                                                                =============      =============    =============

       Investment securities - AFS                              $      23,807      $      45,592    $      12,515
       Investment securities - HTM                                        680                699              919
       Investment securities - HFT                                        910                 --               --
       Federal funds sold                                              54,825             14,250           32,825
       Interest-bearing deposits                                            1                  5              148
       Net loans                                                      385,102            273,818          225,560
                                                                -------------      -------------   --------------
           Total earning assets                                 $     465,325      $     334,364   $      271,967
                                                                =============      =============   ==============

The ratio of earning assets was 95.35%, 89.09% and 93.34% for years ending December 31, 1999, 1998 and 1997, respectively. Earning assets increased $130,961,000 and $62,397,000, or 39% and 23%, for the years ended December 31,
1999 and 1998, respectively. Total assets increased $112,697,000 and $83,939,000, or 30% and 29%, during the same periods, respectively.

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

                                                                          December 31,
                               ---------------------------------------------------------------------------------------------
                                            1999                              1998                           1997
                               -----------------------------     ---------------------------     ---------------------------
                                                                   (Dollars in Thousands)

                                Average    Interest               Average    Interest             Average   Interest
                                Balance    Expense      Rate      Balance    Expense    Rate      Balance   Expense     Rate
                               --------   --------      ----     --------   --------    ----     --------   -------     ----
Noninterest-bearing
     demand deposits           $ 56,568   $   --          --%    $ 46,326   $     --      --%    $ 33,247   $   --        --%
Interest-bearing transaction
     accounts                    26,430        491      1.86       20,503        492    2.40       15,840      452      2.85
Money market accounts           178,423      7,833      4.39      117,027      5,361    4.58       77,198    3,604      4.67
Savings accounts                  1,789         44      2.46        1,496         37    2.47        1,270       32      2.52
Certificates of deposit         102,277      5,386      5.27      102,897      5,912    5.75       77,081    4,521      5.87
                               --------   --------      ----     --------   --------    ----     --------   ------      ----
                               $365,487   $ 13,754      3.76%    $288,249   $ 11,802    4.09%    $204,636   $8,609      4.21%
                               ========   ========      ====     ========   ========    =====    ========   ======      ====

Since inception, the Company has experienced rapid loan and deposit growth primarily due to aggressive direct calling efforts of relationship officers and sustained economic growth in the local market served by the Company. Recent growth is also attributed to the new locations in St. Charles County and the City of Sunset Hills. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over five years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $45 million at December 31, 1999, $29 million at December 31, 1998 and $31 million at December 31, 1997 and 1996 in deposits from the national network.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 1999:

               Remaining Maturity                                 Amount
               ------------------                                 ------
                                 (Dollars in Thousands)
               Three months or less                           $   10,188
               Over three through six months                      10,522
               Over six through twelve months                     28,799
               Over twelve months                                  6,812
                                                              ----------
                                                              $   56,321
                                                              ==========

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

                                                                  December 31,
                               ------------------------------------------------------------------------------------
                                         1999                         1998                           1997
                               -------------------------    -------------------------     -------------------------
                                                Percent                      Percent                       Percent
                                               of Total                     of Total                      of Total
                                  Amount      Securities     Amount        Securities      Amount        Securities
                               ---------      ----------    -------        ----------     -------        ----------
                                                              (Dollars in Thousands)
U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies               $ 22,685          89.33%    $ 44,720         96.61%      $  11,963          89.05%
Municipal bonds                      656           2.58          669          1.45             881           6.56
Mortgage-backed securities            24           0.09           30          0.06              38           0.28
Federal Home Loan Bank stock       1,122           4.42          872          1.88             552           4.11
Trading securities                   910           3.58           --           N/A              --            N/A
                                --------       --------     --------     ---------       ---------       --------
                                $ 25,397         100.00%    $ 46,291        100.00%      $  13,434         100.00%
                                ========       ========     ========     =========       =========       ========

As of December 31 1999, debt securities with an amortized cost of $679,806 were classified as held to maturity securities and debt and equity securities with an amortized cost of $23,913,796 were classified as available for sale securities. The market valuation account for the available for sale securities was adjusted to approximately $106,000 to decrease the recorded balance of such securities at December 31, 1999 to fair value on that date. The Company had one security classified as a trading asset with a fair value of $910,000 at December 31, 1999. The trading asset was sold at for $910,500 on February 2, 2000.

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

The following table summarizes maturity and yield information on the investment portfolio at December 31, 1999:

                                                                Carrying
                                                                  Value                  Yield (1)
                                                             ---------------            ------------
                                                                         (Dollars in Thousands)
           U.S. Treasury securities and obligations
                of U.S. government corporations and
                agencies:
                   0 to 1 year                               $        18,729                     5.63%
                   1 to 5 years                                        3,956                     5.36
                   5 to 10 years                                          --                       --
                   No stated maturity                                     --                       --
                                                              --------------            -------------
                      Total                                  $        22,685                     5.58%
                                                              ==============            =============

           Municipal bonds:
                0 to 1 year                                  $           150                     6.75%
                1 to 5 years                                             506                     5.27
                5 to 10 years                                             --                       --
                No stated maturity                                        --                       --
                                                              --------------            -------------
                   Total                                     $           656                     5.61%
                                                              ==============            =============

           Mortgage-backed securities:
                0 to 1 year                                  $            --                       --
                1 to 5 years                                              --                       --
                5 to 10 years                                             --                       --
                No stated maturity                                        24                     5.85%
                                                              --------------            -------------
                   Total                                                  24                     5.85%
                                                              ==============            =============

           Federal Home Loan Bank stock:
                0 to 1 year                                  $            --                       --
                1 to 5 years                                              --                       --
                5 to 10 years                                             --                       --
                No stated maturity                                     1,122                     6.71%
                                                              --------------            -------------
                   Total                                     $         1,122                     6.71%
                                                              ==============            =============

           Trading Securities
                0 to 1 year                                  $            --                       --
                1 to 5 years                                              --                       --
                5 to 10 years                                             --                       --
                No stated maturity                                       910                    33.00%
                                                              --------------            -------------
                   Total                                     $           910                     6.10%
                                                              ==============            =============

           Total
                0 to 1 year                                  $        18,880                     5.64%
                1 to 5 years                                           4,462                     5.35
                5 to 10 years                                             --                       --
                No stated maturity                                     2,056                    18.34
                                                              --------------            -------------
                   Total                                     $        25,397                     6.61%
                                                              ==============            =============

(1) Weighted average tax-equivalent yield

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                      December 31,
                                                          ---------------------------------
                                                           1999           1998        1997
                                                          ------         ------      ------
         Tier 1 capital to risk weighted assets            10.78%        9.89%       11.20%
         Total capital to risk weighted assets             11.82        10.97        12.28
         Leverage ratio (Tier 1 capital to
             average assets)                               10.74         9.16        11.42
         Tangible capital to tangible assets                6.71         8.63         9.79

At December 31, 1999, the Company's Tier 1 capital was $43.8 million compared to $29.2 million and $26.0 million at December 31, 1998 and 1997, respectively. At December 31, 1999, the Company's total capital was $48.1 million compared to $32.4 million and $28.6 million at December 31, 1998 and 1997, respectively.

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

The Cost of Y2K Compliance:

The total cost to the Company to assess, correct and verify Y2K issues was approximately $185,000, consisting of $125,000 in salaries and benefit costs allocated to Y2K projects and $60,000 in software and hardware expenses required for upgrading and testing of the Company's systems. This cost estimate does not include the cost associated with regulatory reporting, legal review of regulatory requirements, auditing requirements or other costs incurred related only to the disclosure requirements and not actual software or hardware issues. Such costs are difficult to determine as these requirements change frequently. If these non-systems related costs become significant and quantifiable, they will be disclosed at that time.

What Risks Exist for the Company

The most likely risk the Company faces with respect to Y2K issues is in the core banking software. This system identifies and calculates payments due the Company's subsidiary bank for loans made to customers and amounts due to the bank's customers for deposits. The loss of these records or inability to accurately perform these calculations could cause the bank to incur additional expenses such as loan losses, underpayments of amounts due on loans, overpayments of amounts due to depositors or increased personnel expenses required to track this information manually. Such expenses are not currently quantifiable, but could be material to the operations and financial performance of the Company and its subsidiaries. As of March 1, 2000 the Company had encountered no significant Y2K related problems.

IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1999, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

In connection with the adoption of SFAS 133, the Company elected to reclassify an equity investment from held-to-maturity to trading. The Company recorded a $197,546 gain on marking the asset to market during the second quarter of 1999, which is treated as a cumulative effect of change in account principal. In the fourth quarter of 1999 the Company obtained a purchase agreement for the equity investment which resulted in a $202,454 gain in the fair value. This gain was recognized as noninterest income. The asset was sold on February 2, 2000 for $910,500.

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

Recent Developments: The Gramm-Leach-Bliley Act ("GLBA") was signed into law on November 12, 1999. This major banking legislation now permits affiliation among depository institutions and entities whose activities are considered "financial in nature" or incidental or complementary to such activities. Activities which are expressly considered financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. With certain exceptions, GLBA similarly expanded the authorized activities of subsidiaries of national banks (and indirectly through the wild card powers provisions of state law, Missouri banks). These provisions become effective March 11, 2000.

In general, these expanded powers are reserved to bank holding companies, to be known as financial holding companies ("FHC") and banks, where all depository institutions affiliated with them are well capitalized and well managed based on applicable banking regulations and meet specified Community Reinvestment Act ratings. GLBA authorizes the Federal Reserve and the United States Treasury, in cooperation with one another, to determine what additional activities are permissible as financial in nature. Maintenance of activities which are financial in nature will require FHC's and banks to continue to satisfy applicable well capitalized and well managed requirements. Bank holding companies which do not qualify for FHC status are limited to non-banking activities deemed closely related to banking prior to adoption of GLBA.

To become an FHC, the Company would file a declaration with the Federal Reserve electing to engage in activities permissible for an FHC and certifying that it is eligible to do so because it meets the requirements outlined above. The Company currently meets the requirements to make an election to become a FHC; however, the Company's management has not determined at this time whether it will seek such an election. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, Company desires to utilize any of its expanded powers provided in GLBA.

In addition to the creation of FHC's, GLBA establishes a scheme of "functional regulation" of financial services businesses which is intended to reflect the primacy of regulation over activities and entities by regulators routinely responsible for such activities and entities and with the appropriate expertise in the area of regulation. This applies both in allocating responsibility for supervising different companies within an FHC and in supervising different activities within the same company. In this connection, GLBA clarifies the regulation by states of insurance products sold by depository institutions, repeals some of the exemptions enjoyed by banks under federal securities laws relation to securities offered by banks and licensing of broker-dealers and investment advisors.

GLBA also adopts restrictions on financial institutions regarding the sharing of customer non-public personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. GLBA also imposes periodic disclosure requirements concerning the financial institution's policies and practices regarding data sharing with affiliated and non-affiliated parties.

This act will be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

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

BANK REGULATION

General. As of December 31, 1999, the Company is the holding company for a single state bank. The Bank is not a member of the Federal Reserve system. The Missouri Division of Finance and the FDIC are primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

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

Once the merger with CGB is complete, the Company will control FCB N.A., a nationally chartered bank. If the Company maintains their charter they will also be subject to regulation by the Office of the Comptroller of Currency ("OCC").

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

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included on pages 35 through 40, below.

                                    PART III

                                   MANAGEMENT

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to pages [4] through [10] of the Company's Proxy Statement for its annual meeting to be held April 19, 2000.

All Directors of the Company are elected at the annual meeting of shareholders and serve until their successors are duly elected and qualified or until their earlier resignation or removal.

The Bank's entire Board of Directors performs the functions of audit and compensation committees.

                         ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to pages [4] through [6] of the Company's Proxy Statement for its annual meeting to be held April 19, 2000.

            ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The information required by this item is incorporated herein by reference to pages [8] through [10] of the Company's Proxy Statement for its annual meeting to be held April 19, 2000.

          ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

The Company's Clayton banking facility is leased from a limited partnership in which Fred H. Eller, the Company's Chief Executive Officer, is a limited partner and Robert E. Saur, a director of the Company, is a general partner. Terms of the lease were negotiated by parties other than Fred H. Eller or Robert E. Saur and based on the fair market value at origination. Rent expense, net of income from the sublet portions of the premises, amounted to $279,725 in 1999.

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED OR INCORPORATED BY REFERENCE AS PART OF THIS REPORT:

     ENTERBANK HOLDINGS INC. AND SUBSIDIARIES
        1.    Financial Statements:                                                Page Number
              ---------------------                                                -----------
              Independent auditors report                                               34
              Consolidated Balance Sheets
                  at December 31, 1999 and December 31, 1998                            35
               Consolidated Statements of Income for the years
                  ended December 31, 1999, 1998 and 1997                                36
               Consolidated Statements of Shareholders' Equity
                  for the years ended December 31, 1999, 1998 and 1997                  38
               Consolidated Statements of Cash Flows for the
                  years ended December 31, 1999, 1998 and 1997                          39
               Consolidated Statements of Comprehensive Income
                  for the years ended December 31, 1999, 1998 and 1997                  40
               Notes to Consolidated Financial Statements                               41

        2.     Financial Statement Schedules
               -----------------------------
               None other than those included in the Notes to Consolidated
               Financial Statements.

        3.     Exhibits
               See Exhibit Index

(B)      REPORTS ON FORM 8-K

     On October 7, 1999 Registrant filed a report on Form 8-K to report, under
     Item 5, completion of its $10 million cumulative Preferred Securities offering and to report its third quarter results.

                          INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Shareholders
     Enterbank Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of Enterbank Holdings, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterbank Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting standards No. 133, Accounting for Derivative Instruments and Hedging Activities.



     /s/ KPMG LLP

     February 18, 2000

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                                    Assets                                          1999                 1998
                                   ------                                       -------------        -------------
Cash and due from banks                                                         $  14,798,216        $  29,701,018
Federal funds sold                                                                 54,825,000           14,250,000
Interest-bearing deposits                                                                 469                5,035
Investments in debt and equity securities:
     Trading, at fair value                                                           910,000                   --
     Available for sale, at estimated fair value                                   23,807,572           45,592,327
     Held to maturity, at amortized cost
        (estimated fair value of $676,851 in 1999
        and $704,723 in 1998)                                                         679,806              698,609
                                                                                 ------------         ------------
           Total investments in debt and equity securities                         25,397,378           46,290,936
                                                                                 ------------         ------------
Loans held for sale                                                                 1,438,335            6,272,124
Loans, less unearned loan fees                                                    385,101,759          273,817,522
     Less allowance for loan losses                                                 4,235,000            3,200,000
                                                                                 ------------         ------------
           Loans, net                                                             380,866,759          270,617,522
                                                                                 ------------         ------------
Other real estate owned                                                               396,072              806,072
Office equipment and leasehold improvements                                         3,228,256            3,063,123
Accrued interest receivable                                                         2,473,781            1,648,775
Investment in Enterprise Merchant Banc LLC                                            572,009                   --
Investment in Enterprise Fund, L.P.                                                   546,710              424,484
Prepaid expenses and other assets                                                   3,458,459            2,224,829
                                                                                 ------------         ------------
           Total assets                                                         $ 488,001,444        $ 375,303,918
                                                                                 ============         ============

                     Liabilities and Shareholders' Equity
                     ------------------------------------
Deposits:
     Demand                                                                     $  62,486,092        $  61,114,961
     Interest-bearing transaction accounts                                         31,532,705           24,234,717
     Money market accounts                                                        197,935,760          149,177,922
     Savings                                                                        2,736,638            1,471,647
     Certificates of deposit:
        $100,000 and over                                                          56,321,178           43,326,061
        Other                                                                      84,785,457           59,854,862
                                                                                 ------------         ------------
           Total deposits                                                         435,797,830          339,180,170
Guaranteed preferred beneficial interests in
        EBH-subordinated debentures                                                11,000,000                   --
Federal Home Loan Bank advances                                                     6,920,386            6,000,000
Accrued interest payable                                                              962,205              608,056
Accounts payable and accrued expenses                                                 557,338              275,563
                                                                                 ------------         ------------
           Total liabilities                                                      455,237,759          346,063,789
                                                                                 ------------         ------------
Shareholders' equity:
     Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 7,143,636 shares at December
        31, 1999 and 7,115,511 shares at December 31, 1998                             71,436               71,155
     Surplus                                                                       19,285,957           19,216,564
     Retained earnings                                                             13,476,400            9,941,792
     Accumulated other comprehensive gain (loss)                                      (70,108)              10,618
                                                                                 ------------         ------------
           Total shareholders' equity                                              32,763,685           29,240,129
                                                                                 ------------         ------------
           Total liabilities and shareholders' equity                           $ 488,001,444        $ 375,303,918
                                                                                 ============         ============

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 1999, 1998, and 1997

                                                                     1999             1998              1997
                                                               --------------    --------------    ---------------
Interest income:
     Interest and fees on loans                               $    30,018,530   $    23,001,165   $    16,795,887
     Interest on debt and equity securities:
        Taxable                                                       978,651           878,147         1,017,897
        Nontaxable                                                     26,102            26,565            34,630
     Interest on federal funds sold                                 1,112,929         1,468,652           909,326
     Interest on interest bearing deposits                                697            39,740             1,289
                                                               --------------    --------------    --------------
               Total interest income                               32,136,909        25,414,269        18,759,029
                                                               --------------    --------------    --------------
Interest expense:
     Interest-bearing transaction accounts                            490,791           492,581           410,915
     Money market accounts                                          7,833,783         5,361,463         3,604,225
     Savings                                                           43,942            36,918            32,357
     Certificates of deposit:
        $100,000 and over                                           2,160,871         2,189,803         1,658,554
        Other                                                       3,224,838         3,722,039         2,862,256
     Federal funds purchased                                            1,597                --            11,035
     Guaranteed preferred debenture expense                           186,605                --                --
     Federal Home Loan Bank advances                                  331,042            66,527                --
     Notes payable                                                     78,650                --             2,888
                                                               --------------    --------------    --------------
               Total interest expense                              14,352,119        11,869,331         8,582,230
                                                               --------------    --------------    --------------
               Net interest income                                 17,784,790        13,544,938        10,176,799
Provision for loan losses                                           1,021,256           710,899           775,064
                                                               --------------    --------------    --------------
               Net interest income after
                  provision for loan losses                        16,763,534        12,834,039         9,401,735
                                                               --------------    --------------    --------------
Noninterest income:
     Service charges on deposit accounts                              621,472           252,873           173,452
     Gain on sale of ORE                                              130,050                --                --
     Financial advisory income                                        594,810                --                --
     Gain on trading assets                                           202,454                --                --
     Other service charges and fee income                             212,669           585,169           228,479
     Gain on sale of mortgage loans                                   809,110         1,242,869            78,948
     Income from investments in EMB, LLC                                2,934                --                --
     Loss on investment in Enterprise Fund, L.P.                       (7,763)           (2,199)           (4,904)
                                                               --------------    --------------    --------------
               Total noninterest income                             2,565,736         2,078,712           475,975
                                                               --------------    --------------    --------------
Noninterest expense:
     Salaries                                                       6,748,905         5,103,863         3,221,147
     Payroll taxes and employee benefits                            1,386,603           999,579           620,438
     Occupancy                                                        977,422           879,046           552,063
     Furniture and Equipment                                          431,005           389,274           227,061
     FDIC insurance                                                    30,139            40,638            21,846
     Data processing                                                  457,529           306,691           237,248
     Other                                                          3,354,569         2,332,611         1,458,773
                                                               --------------    --------------    --------------
               Total noninterest expense                           13,386,172        10,051,702         6,338,576
                                                               --------------    --------------    --------------
     Income before income tax expense                               5,943,098         4,861,049         3,539,134
Income tax expense                                                  2,244,404         1,850,275         1,316,590
                                                               --------------    --------------    --------------
     Income before cumulative effect of a change
        income accounting principle                           $     3,698,694   $     3,010,774   $     2,222,544
                                                               ==============    --------------    --------------
Cumulative effect on prior years of a change in
        asset classification, net of taxes                            121,491                --                --
                                                               --------------    --------------    --------------
               Net income                                     $     3,820,185   $     3,010,774   $     2,222,544
                                                               ==============    ==============    ==============

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 1999, 1998, and 1997


                                                                 1999                1998                1997
                                                           ----------------    ---------------     ---------------
Per share amounts (1)
       Basic earnings per share:
               Income before cumulative effect of
                        change in accounting principle           $    0.52         $     0.43          $     0.35
               Cumulative effect on prior years of a
                        change in asset classification           $    0.02         $       --          $       --
                                                           ================    ===============     ===============
                            Net income                           $    0.54         $     0.43          $     0.35
                                                           ================    ===============     ===============
               Basic weighted average common shares
                        common stock equivalents
                        outstanding                              7,135,697          7,052,289           6,286,077

       Diluted earnings per share:
               Income before cumulative effect of a
                        change in accounting principle           $    0.48         $     0.40          $     0.33
               Cumulative effect on prior years of a
                        change in asset classification           $    0.02         $      --           $       --
                                                           ================    ===============     ===============
                            Net income                           $    0.50         $     0.40          $     0.33
                                                           ================    ===============     ===============
              Diluted weighted average common
                        shares and common stock
                        equivalents outstanding                  7,704,800          7,544,820           6,674,901


-----------------------------------------------------------
See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholder's Equity

                  Years Ended December 31, 1999, 1998, and 1997


                                                                                            Net
                                                                                        unrealized
                                                                                          holding
                                                                                           gains
                                                                                        (losses) on       Total
                                    Common Stock                                        available-        share-
                             -------------------------                     Retained      for-sale        holders'
                                Shares        Amount        Surplus        earnings     securities        equity
                             -------------------------  --------------  -------------  ------------  -------------
Balance, December 31, 1996     4,987,080  $     49,870  $    9,562,710  $   5,138,612  $      6,701  $  14,757,893
Net income                            --            --              --      2,222,544            --      2,222,544
Dividends declared
     ($.03 per share)                 --            --              --       (195,085)           --       (195,085)
Stock options exercised          160,500         1,605         265,895             --            --        267,500
Issuance of Common Stock       1,747,656        17,477       9,004,637                                   9,022,114
Other comprehensive income            --            --              --             --        (8,174)        (8,174)
                             -----------  ------------  --------------  -------------  ------------- --------------
Balance, December 31, 1997     6,895,236        68,952      18,833,242      7,166,071        (1,473)    26,066,792
Net income                            --            --              --      3,010,774            --      3,010,774
Dividends declared
     ($.03 per share)                 --            --              --       (235,053)           --       (235,053)
Stock options exercised          220,275         2,203         383,322             --            --        385,525
Other comprehensive income            --            --              --             --        12,091         12,091
                             -----------  ------------  --------------  -------------  ------------  -------------
Balance, December 31, 1998     7,115,511        71,155      19,216,564      9,941,792        10,618     29,240,129
Net income                            --            --              --      3,820,185            --      3,820,185
Dividends declared
     ($.04 per share)                 --            --              --       (285,577)           --       (285,577)
Stock options exercised           28,125           281          69,393                                      69,674
Other comprehensive income            --            --              --             --       (80,726)       (80,726)
                             -----------  ------------  --------------  -------------  ------------- --------------
Balance, December 31, 1999     7,143,636  $     71,436  $   19,285,957  $  13,476,400  $    (70,108) $  32,763,685
                             ===========  ============  ==============  =============  ============= ==============


See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997




                                                                                      1999            1998             1997
                                                                                  ------------    ------------     -------------
Cash flows from operating activities:
     Net income                                                                   $  3,820,185    $  3,010,774     $   2,222,544
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Cumulative effect of change in accounting principle, net of taxes          (121,491)             --                --
           Depreciation and amortization                                               592,101         488,790           311,132
           Provision for loan losses                                                 1,021,256         710,899           775,064
           Write-downs and losses on other real estate owned, net                           --              --            24,259
           Gain on sale of other real estate owned                                    (130,050)        (26,546)               --
           Net accretion of debt and equity securities                                (188,295)       (288,951)         (207,715)
           Net increase in trading securities asset                                   (788,509)             --                --
           Loss on investment in Enterprise Fund, L.P.                                   7,763           2,199             4,904
           Mortgage loans originated                                               (56,541,117)    (94,433,924)       (8,455,878)
           Proceeds from mortgage loans sold                                        62,184,016      90,728,913         7,210,582
           Gain on sale of mortgage loans                                             (809,110)     (1,242,869)          (78,948)
           Increase in accrued interest receivable                                    (825,006)       (200,432)         (512,479)
           Increase in accrued interest payable                                        354,149          58,997           239,549
           Other, net                                                                 (951,856)       (526,545)         (700,997)
                                                                                  ------------    ------------     -------------
               Net cash provided by (used in) operating activities                   7,624,036      (1,718,695)          832,017
                                                                                  ------------    ------------     -------------
Cash flows from investing activities:
     Purchases of interest-bearing deposits                                                 --              --          (148,349)
     Proceeds from maturity of interest-bearing deposits                                 4,566         143,314                --
     Purchases of available for sale debt securities                               (27,241,172)    (49,683,878)      (18,788,955)
     Purchases of available for sale equity securities                                (250,700)       (320,000)          (90,500)
     Purchases of held to maturity debt securities                                    (100,000)       (256,689)         (101,076)
     Proceeds from maturities of available for sale debt securities                 49,400,000      17,250,000        20,580,000
     Proceeds from maturities and principal paydowns on
        held to maturity debt securities                                               103,000         460,785           407,956
     Net increase in loans                                                        (111,270,493)    (48,275,994)      (91,597,180)
     Proceeds from sale of other real estate owned                                     540,050          24,327           184,095
     Purchases of office equipment and leasehold improvements                         (757,234)     (1,225,736)       (1,520,563)
     Write-down of office equipment and leasehold improvements                              --           2,522                --
     Investment in Enterprise Merchant Banc LLC                                       (572,009)             --                --
     Investment in Enterprise Fund, L.P.                                              (129,989)       (201,000)          319,500
                                                                                  ------------    ------------     -------------
               Net cash used in investing activities                               (90,273,981)    (82,082,349)      (90,755,072)
                                                                                  ------------    ------------     -------------
Cash flows from financing activities:
     Net increase in demand and savings accounts                                    58,691,948      67,358,128        65,187,192
     Net increase in certificates of deposit                                        37,925,712       7,521,408        30,152,353
     Increase in Federal Home Loan Bank Advances                                       920,386       6,000,000                --
     Proceeds from issuance of guaranteed preferred subordinated debentures         11,000,000              --                --
     Decrease increase in notes payable                                                     --              --          (300,000)
     Cash dividends paid                                                              (285,577)       (235,053)         (195,085)
     Proceeds from the issuance of common stock                                             --              --         9,022,114
     Proceeds from the exercise of stock warrants and common stock options              69,674         385,525           267,500
                                                                                  ------------    ------------     -------------
               Net cash provided by financing activities                           108,322,143      81,030,008       104,134,074
                                                                                  ------------    ------------     -------------
               Net increase (decrease) in cash and due from banks                   25,672,198      (2,771,036)       14,211,019
     Cash and cash equivalents, beginning of year                                   43,951,018      46,722,054        32,511,035
                                                                                  ------------    ------------     -------------
     Cash and cash equivalents, end of year                                       $ 69,623,216    $ 43,951,018     $  46,722,054
                                                                                  ============    ============     =============

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                                  $ 14,003,833    $ 11,810,334     $   8,342,681
        Income taxes                                                                 2,239,000       2,014,266         1,509,322
                                                                                  ============    ============     =============
     Noncash transactions:
        Transfers to other real estate owned in settlement of loans                         --          97,781           140,000
        Loans made to facilitate the sale of other real estate owned                   515,240         100,000                --
        Transfer of held to maturity security to trading                               510,000              --                --
                                                                                  ============    ============     =============

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 1999, 1998 and 1997





                                                              1999              1998               1997
                                                         -------------     --------------     --------------
Net income                                               $   3,820,185     $    3,010,774     $    2,222,544
Other comprehensive income, before tax:
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses)
       arising during period                                  (122,312)            18,319            (12,385)
                                                         -------------     --------------     --------------
Other comprehensive income, before tax                        (122,312)            18,319            (12,385)
Income tax benefit (expense) related to items of
     other comprehensive income                                 41,586             (6,228)             4,211
                                                         -------------     --------------     --------------
Other comprehensive income, net of tax                         (80,726)            12,091             (8,174)
                                                         -------------     --------------     --------------
Comprehensive income                                     $   3,739,459     $    3,022,865     $    2,214,370
                                                         =============     ==============     ==============





See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



NOTE 1--ORGANIZATION

On May 9, 1995, Enterbank Holdings, Inc. (the "Company") was formed as a bank holding company. Enterbank Holdings, Inc. exchanged 4,390,200 shares of Enterbank Holdings, Inc. for all 73,170 (100%) of outstanding shares of Enterprise Bank in a sixty-for-one stock exchange. The merger represented a combination of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interest.

Additionally, Enterprise Capital Resources, Inc. ("ECR") was formed as a small business investment company in 1995 and, on May 11, 1995, Enterbank Holdings, Inc. acquired 100% of the outstanding shares of ECR. Subsequent to December 31, 1997, ECR changed its name to Enterprise Merchant Banc, Inc. ("Merchant Banc").

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

In 1999, the Company formed EBH Capital Trust I ("EBH Trust"). EBH Trust is a Delaware business trust created for the single purpose of offering trust preferred securities and purchasing the junior subordinated debentures of Enterbank Holdings.

On January 5, 2000, the Company signed a merger agreement with Commercial Guaranty Bancshares, Inc. located in Overland Park, Kansas. Commercial Guaranty ("CGB") is the bank holding company for First Commercial Bank, N.A. ("FCB"). The Company expects the merger to be completed sometime in the middle of 2000. The agreement provides for CGB shareholders to receive 2.1429 shares of Enterbank common stock in a tax-free exchange utilizing the pooling of interests method of accounting.

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

Debt securities classified as held to maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses for held-to-maturity securities are excluded from earnings and shareholders' equity. Debt and equity securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. All previous fair value adjustments included in the separate component of shareholders' equity are reversed upon sale. Debt and equity securities classified as trading are carried at estimated fair value. The realized and unrealized gains and losses on trading securities are included in noninterest income.

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

For securities in the held to maturity and available for sale categories, premiums and discounts are amortized or accreted over the lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as trading, available for sale and held to maturity are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

LOANS HELD FOR SALE

During 1997, the Company began mortgage banking operations. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans are originated and intended for sale in the secondary market, principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. Mortgage banking revenues, including origination fees, net gains on sales of servicing rights, net gains or losses on sales of mortgages and other fee income, which is determined on a specific identification method, were less than five percent of the Company's total revenue for the year ended December 31, 1999. The Company does not retain servicing on any loans originated and sold, nor did the Company have any purchased mortgage servicing rights at December 31, 1999.

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

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

NEW ACCOUNTING STANDARDS

Effective April 1, 1999, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards for derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.


NOTE 3--EARNINGS PER SHARE

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. All share and per share calculations have been adjusted to give retroactive effect to a 3 for 1 stock split effective September 29, 1999.

                    ENTEBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The components of basic earnings per share are as follows:

                                                 1999                  1998                  1997
                                            --------------        --------------        --------------
 BASIC

 Net income attributable to
     common shareholders' equity            $    3,820,185        $    3,010,774        $    2,222,544
                                            ==============        ==============        ==============
 Weighted average common
     shares outstanding                          7,135,697             7,052,289             6,286,077
                                            ==============        ==============        ==============

 Basic earnings per share                          $  0.54               $  0.43               $  0.35
                                                      ====                  ====                  ====

 The components of diluted earnings per share are as follows:

                                                 1999                  1998                  1997
                                            --------------        --------------        --------------
 DILUTED

 Net income attributable to
     common shareholders' equity            $    3,820,185        $    3,010,774        $    2,222,544
                                            ==============        ==============        ==============
 Weighted average common
     shares outstanding                          7,135,697             7,052,289             6,286,077
 Stock options                                     569,103               492,531               388,824
                                            --------------        --------------        --------------
 Diluted weighted average
     common shares outstanding              $    7,704,800        $    7,544,820        $    6,674,901
                                            ==============        ==============        ==============

 Diluted earnings per share                        $  0.50               $  0.40               $  0.33
                                                      ====                  ====                  ====

NOTE 4--REGULATORY RESTRICTIONS

The Company's subsidiary bank is subject to regulations by regulatory authorities, which require the maintenance of minimum capital standards, which may affect the amount of dividends the Company's subsidiary bank can pay.

At December 31, 1999 and 1998, approximately $849,000 and $8,001,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements. During 1999, the Company restructured its deposit categories to reduce the required reserves.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 5--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1999 and 1998 is as follows:


                                                                              1999
                                              --------------------------------------------------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized          Estimated
                                                    Cost              Gains          Losses           Fair Value
                                               --------------   --------------    --------------   ---------------
U. S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                             $    22,791,596  $           612   $       106,836  $     22,685,372
Federal Home Loan Bank stock                        1,122,200               --                --         1,122,200
                                               --------------   --------------    --------------   ---------------
                                              $    23,913,796  $           612   $       106,836  $     23,807,572
                                               ==============   ==============    ==============   ===============
                                                                              1998
                                               -------------------------------------------------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized          Estimated
                                                    Cost              Gains          Losses           Fair Value
                                               --------------   --------------    --------------   ---------------
U. S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                             $    44,704,739  $        24,142   $         8,054  $     44,720,827
Federal Home Loan Bank stock                          871,500               --                --           871,500
                                               --------------   --------------    --------------   ---------------
                                              $    45,576,239  $        24,142   $         8,054  $     45,592,327
                                               ==============   ==============    ==============   ===============

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Amortized                Estimated
                                                                     Cost                  Fair Value
                                                               --------------           ---------------
               Due in one year or less                        $    18,823,017          $     18,729,091
               Due after one year through five years                3,968,579                 3,956,281
               Securities with no stated maturity                   1,122,200                 1,122,200
                                                               --------------           ---------------
                                                              $    23,913,796          $     23,807,572
                                                               ==============           ===============

A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1999 and 1998 is as follows:

                                                                              1999
                                               -------------------------------------------------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized          Estimated
                                                    Cost              Gains          Losses           Fair Value
                                               --------------   --------------    --------------   ---------------
Mortgage-backed securities                    $        23,538  $            44   $            --  $         23,582
Municipal bonds                                       656,268              353             3,352           653,269
                                               --------------   --------------    --------------   ---------------
                                              $       679,806  $           397   $         3,352  $        676,851
                                               ==============   ==============    ==============   ===============
                                                                              1998
                                               -------------------------------------------------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized          Estimated
                                                    Cost              Gains          Losses           Fair Value
                                               --------------   --------------    --------------   ---------------
Mortgage-backed securities                    $        30,106  $           245   $            --  $         30,351
Municipal bonds                                       668,503            5,908                39           674,372
                                               --------------   --------------    --------------   ---------------
                                              $       698,609  $         6,153   $            39  $        704,723
                                               ==============   ==============    ==============   ===============

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Amortized                Estimated
                                                                     Cost                  Fair Value
                                                                     ----                  ----------

               Due in one year or less                         $      150,670           $       150,283
               Due after one year through five years                  505,598                   502,986
               Mortgage-backed securities                              23,538                    23,582
                                                               --------------           ---------------
                                                               $      679,806           $       676,851
                                                               ==============           ===============

There were no sales of investments in debt and equity securities in 1999, 1998 or 1997. Debt and equity securities having a carrying value of $4,362,575 and $6,941,888 at December 31, 1999 and 1998, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law.

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

In connection with the adoption of SFAS 133, the Company elected to reclassify an equity investment from held-to-maturity to trading. The Company recorded a $197,546 gain on marking the asset to market during the second quarter of 1999, which is treated as a cumulative effect of change in accounting principle. In the fourth quarter of 1999 the Company obtained a purchase agreement for the for the equity investment which resulted in a $202,454 gain in the fair value. This gain was recognized as noninterest income. The asset was subsequently sold on February 2, 2000 for $910,500.

NOTE 6--LOANS

A summary of loans by category at December 31, 1999 and 1998 is as follows:

                                                                   1999                 1998
                                                             ---------------       --------------

             Commercial and industrial                       $    99,646,173       $   81,346,004
             Loans secured by real estate                        212,304,020          179,959,303
             Other                                                73,195,370           12,609,494
                                                             ---------------       --------------
                                                                 385,145,563          273,914,801
             Less unearned loan fees                                  43,804               97,279
                                                             ---------------       --------------
                                                             $   385,101,759       $  273,817,522
                                                             ===============       ==============

The breakdown of loans secured by real estate at December 31, 1999 and 1998 is as follows:

                                                                   1999                 1998
                                                             ---------------       --------------

             Business and personal loans                     $    68,065,594       $   65,011,812
             Income-producing properties                          67,443,642           55,283,273
             Owner-occupied properties                            21,946,035           10,628,492
             Real estate development properties                   54,848,749           49,035,726
                                                             ---------------       --------------
                                                             $   212,304,020       $  179,959,303
                                                             ===============       ==============

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Following is a summary of activity for the year ended December 31, 1999 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

                      Balance, January 1, 1999                            $     7,633,721
                      New loans                                                24,047,408
                      Payments and other reductions                            (3,716,500)
                                                                          ---------------
                      Balance, December 31, 1999                          $    27,964,629
                                                                          ===============

A summary of activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                   1999                   1998                     1997
                                            -----------------        ---------------          ---------------

 Balance at beginning of year               $       3,200,000        $     2,510,000          $     1,765,000
 Provisions charged to operations                   1,021,256                710,899                  775,064
 Loans charged off                                    (19,243)               (48,854)                (161,799)
 Recoveries of loans previously
     charged off                                       32,987                 27,955                  131,735
                                            -----------------        ---------------          ---------------
 Balance at end of year                     $       4,235,000        $     3,200,000          $     2,510,000
                                            =================        ===============          ===============

A summary of impaired loans, which include nonaccrual loans, at December 31, 1999, 1998 and 1997 is as follows:

                                                          1999               1998                1997
                                                     -------------       ------------       -------------

         Nonaccrual loans                            $     293,750       $      2,000       $      50,000
         Impaired loans continuing
              to accrue interest                           770,455          1,084,658             916,803
                                                     -------------       ------------       -------------
                 Total impaired loans                $   1,064,205       $  1,086,658       $     966,803
                                                     =============       ============       =============

         Allowance for losses on specific
              impaired loans                         $     245,095       $    157,870       $     191,804
         Impaired loans with no related
              allowance for loan losses                         --                 --                  --
         Average balance of impaired
              loans during the year                  $   1,034,744       $    915,260       $     563,943
                                                     =============       ============       =============


If interest on nonaccrual loans had been accrued, such income would have been $6,953, $31 and $1,537 for the years ended December 31, 1999, 1998 and 1997, respectively. The amount recognized as interest income on nonaccrual loans was $10,621, $138 and $4,864 for the years ended December 31, 1999, 1998 and 1997, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $125,097, $126,355 and $94,801 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 NOTE 7--OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS

A summary of office equipment and leasehold improvements at December 31, 1999 and 1998 is as follows:

                                                                          1999                    1998
                                                                   -----------------        ----------------

      Data processing equipment                                    $       1,325,003        $        903,851
      Furniture, fixtures and equipment                                    2,439,009               2,299,995
      Leasehold improvements                                               1,825,613               1,633,585
      Automobile                                                              29,023                  29,023
                                                                   -----------------        ----------------
                                                                           5,618,648               4,866,454
      Less accumulated depreciation
         and amortization                                                  2,390,392               1,803,331
                                                                   -----------------        ----------------
      Office equipment and leasehold improvements, net             $       3,228,256        $      3,063,123
                                                                   =================        ================

Depreciation and amortization of office equipment and leasehold improvements included in occupancy expense amounted to $592,101 in 1999, $488,790 in 1998 and $311,132 in 1997.

All of the Company's banking facilities are leased under agreements that expire in various years through 2016. The Company's aggregate rent expense totaled $814,538, $749,086 and $436,524 in 1999, 1998 and 1997, respectively, and sublease rental income totaled $60,550, $42,816 and $35,422 in 1999, 1998 and 1997, respectively. The Company leases its Clayton facility from a partnership in which a director and an officer have an ownership interest.

The future aggregate minimum rental commitments required under the leases are as follows:


                                    Year                Amount
                                    ----              ----------
                                    2000              $1,034,379
                                    2001               1,043,145
                                    2002               1,053,740
                                    2003               1,019,589
                                    2004                 955,437
                     2005 and thereafter               3,784,092

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 8--INVESTMENT IN ENTERPRISE FUND, L.P.

The Company and its subsidiaries have a combined 10% interest in a limited liability small business investment partnership, The Enterprise Fund L.P., for which a subsidiary of the company serves as the general partner. The Company has no additional future capital commitments. The Company had a total commitment of $1,005,000. The Company had made contributions of $502,500 and was released from any future capital commitments with the restructuring of the Merchant Banking Business. This investment, which is accounted for using the equity method of accounting, had a carrying value of $546,710 and $424,484 at December 31, 1999 and 1998, respectively.

NOTE 9--FEDERAL HOME LOAN BANK ADVANCES

During 1998, the Bank maintained a $2 million line of credit from the Federal Home Loan Bank of Des Moines. The Bank chose not to renew the line of credit at the maturity date in February 1999. As a member of the Federal Home Loan Bank, the Bank has access to Federal Home Loan Bank advances. Federal Home Loan Bank advances are secured under a blanket agreement which assigns all Federal Home Loan Bank stock, and one to four family mortgage loans equal to 130% of the outstanding balance.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The following table summarizes the type, term and rate of the Company's Federal Home Loan Bank advances at December 31, 1999:


                                                         Outstanding
Type of Advance                                            Balance           Issue Date            Term               Rate
---------------                                        ----------------    ----------------    --------------     -------------
Long term non-amortized advance                             $3,000,000        10/05/98            3 years            4.68%
Long term non-amortized advance                              3,000,000        10/05/98            5 years            4.72
Mortgage matched advance                                       481,864        02/15/99           15 years            5.62
Mortgage matched advance                                       194,470        04/22/99           15 years            6.15
Mortgage matched advance                                       244,052        05/14/99           15 years            6.32
                                                            ----------
      Total Federal Home Loan Bank Advances                 $6,920,386        05/14/99           15 years            6.32%
                                                            ==========

NOTE 10--MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 1999:

                                                            $100,000
                      Maturity Period                       and Over             Other               Total
                      ---------------                    --------------     -------------        -------------
       Less than 1 year                                  $   49,509,046     $  73,784,584        $ 123,293,630
       Greater than 1 year and less than 2 years              6,507,132         8,770,941           15,278,073
       Greater than 2 years and less than 3 years               100,000           912,932            1,012,932
       Greater than 3 years and less than 4 years               205,000         1,212,280            1,417,280
       Greater than 4 years and less than 5 years                    --            78,399               78,399
       Over 5 years                                                  --            26,321               26,321
                                                         --------------     -------------        -------------
                                                         $   56,321,178     $  84,785,457        $ 141,106,635
                                                         ==============     =============        =============

NOTE 11--NOTE PAYABLE

In March 1999, the Company obtained a $2,500,000 unsecured bank line of credit. In July 1999, the Company increased the line to $5,000,000. The line of credit matures on March 31, 2000 and is an interest only note, accruing interest at a variable rate of Prime minus 0.50%. The Company used a portion of the proceeds from the Preferred Securities offering to pay off the $5,000,000 outstanding balance on the note. On October 22, 1999 the Company reduced the line of credit to $2,000,000 and paid off the remaining balance on October 22, 1999. For the year ended December 31, 1999, the average balance and maximum month-end balance of the note payable were $1,029,167 and $5,000,000, respectively. The Company had no outstanding principal balance on the loan as of December 31, 1999.

As an extra safety liquidity precaution to shareholders and customers, the Company obtained a secured line of credit from the Federal Reserve Bank of St. Louis under a Y2K program. As of December 31, 1999, $109,567,935 was available under this line. The Company did not draw on the line for any reason as it did not experience any unusual liquidity demands with the rollover to the Year 2000.

NOTE 12--INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                         1999                  1998                  1997
                                                 -----------------     -----------------     -----------------

      Current:
         Federal                                 $       2,347,084     $       1,821,571     $       1,407,463
         State and local                                   389,987               289,415               217,479
      Deferred                                            (492,667)             (260,711)             (308,352)
                                                 -----------------     -----------------     -----------------
                                                 $       2,244,404     $       1,850,275     $       1,316,590
                                                 =================     =================     =================

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 34% in 1999, 1998 and 1997, to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

                                                         1999                  1998                  1997
                                                 -----------------     -----------------     -----------------

      Income tax expense at statutory rate       $       2,020,653     $       1,652,757     $       1,203,306
      Increase (reduction) in income taxes
         resulting from:
             Tax-exempt income                             (75,868)              (55,510)              (31,828)
             State and local income tax
                expense                                    257,391               191,014               143,536
      Other, net                                            42,228                62,014                 1,576
                                                 -----------------     -----------------     -----------------
                   Total tax expense             $       2,244,404     $       1,850,275     $       1,316,590
                                                 =================     =================     =================

A net deferred income tax asset of $1,567,339 and $1,033,086 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 1999 and 1998, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 is as follows:

                                                                      1999                  1998
                                                                ----------------      ---------------

               Deferred tax assets:
                   Allowance for loan losses                    $      1,480,735      $     1,098,172
                   Unrealized losses on securities
                      available for sale                                  36,116                   --
                   Deferred compensation                                 134,192                   --
                   Other                                                      --                8,297
                                                                ----------------      ---------------
                          Total deferred tax assets                    1,651,043            1,106,469
                                                                ----------------      ---------------
               Deferred tax liabilities:
                   Deferred loan fees                                        775                1,709
                   Office equipment and leasehold
                      improvements                                        81,557               66,204
                   Unrealized gains on securities
                      available for sale                                      --                5,470
                   Other                                                   1,372                   --
                                                                ----------------      ---------------
                          Total deferred tax liabilities                  83,704               73,383
                                                                ----------------      ---------------
                          Net deferred tax asset                $      1,567,339      $     1,033,086
                                                                ================      ===============


A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 1999, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                               Actual               Adequacy Purposes        Action Provisions
                                         ------------------         -----------------        -----------------
                                         Amount       Ratio         Amount      Ratio        Amount      Ratio
                                         ------       -----         ------      -----        ------      -----
 As of December 31, 1999:
     Total Capital (to risk
       weighted assets)
         Enterbank Holdings, Inc.    $  48,068,793    11.82%    $ 32,538,625     8.00%   $ 40,673,282     10.00%
         Enterprise Bank                41,215,654    10.22       32,253,615     8.00      40,317,018     10.00
     Tier 1 Capital (to risk
       weighted assets)
         Enterbank Holdings, Inc.    $  43,833,793    10.78%    $ 16,269,313     4.00%   $ 24,403,969      6.00%
         Enterprise Bank                36,980,654     9.17       16,126,807     4.00      24,190,211      6.00
     Tier 1 Capital (to average
       assets)
         Enterbank Holdings, Inc.    $  43,833,793    10.74%    $ 12,248,031     3.00%   $ 20,413,385      5.00%
         Enterprise Bank                36,980,654     9.09       12,201,701     3.00      20,336,168      5.00

 As of December 31, 1998:
     Total Capital (to risk
       weighted assets)
         Enterbank Holdings, Inc.    $  32,400,862    10.97%    $ 23,618,397     8.00%   $ 29,522,997     10.00%
         Enterprise Bank                30,809,159    10.48       23,520,774     8.00      29,400,967     10.00
     Tier 1 Capital (to risk
       weighted assets)
         Enterbank Holdings, Inc.    $  29,200,862     9.89%    $ 11,809,199     4.00%   $ 17,713,798      6.00%
         Enterprise Bank                27,609,159     9.39       11,760,387     4.00      17,640,580      6.00
     Tier 1 Capital (to average
       assets)
         Enterbank Holdings, Inc.    $  29,200,862     9.16%    $  9,558,703     3.00%   $ 15,931,172      5.00%
         Enterprise Bank                27,609,159     8.69        9,526,209     3.00      15,877,015      5.00


NOTE 14--GUARANTEED PREFERRED BENEFICIAL INTEREST IN EBH-SUBORDINATED DEBENTURES

On October 25, 1999, EBH Capital Trust I ("EBH Trust"), a newly-formed Delaware business trust subsidiary of Enterbank Holdings, issued 1,375,000 shares of 9.40% Cumulative Trust Preferred Securities ("Preferred Securities") at $8 per share in an unwritten public offering.

The debentures are the sole asset of EBH Trust. In connection with the issuance of the Preferred Securities, Enterbank Holdings made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by Enterbank Holdings of the obligations of EBH Trust under the Preferred Securities. Enterbank Holdings' proceeds from the issuance of the Subordinated Debentures to EBH Trust, net of underwriting fees and offering expenses, were $10.28 million. The Trust Preferred Securities are classified as debt for reporting purposes a capital for regulatory reporting purposes.

NOTE 15--SHAREHOLDERS' EQUITY

On February 14, 1997, the Company completed a stock offering of 1,354,836 shares of common stock registered under the Securities Act of 1933 on Form S-1. These shares were offered to the public at $5.17 per share. The offering allowed for the sale of a minimum of 580,644 shares or $3,000,000, and a maximum of 1,354,836 shares

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

or $7,000,000 in common stock. The maximum number of shares were sold at $5.17 per share.

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

On October 31, 1997, the Company completed a private placement of its common stock of 392,820 shares of common stock exempt from registration under the Securities Act of 1933 pursuant to Regulation D thereunder. These shares were offered a $5.58 per share. These shares were offered in a private sale to Moneta principals related to the previously mentioned agreements with Moneta. The offering allowed for the sale of minimum of 179,103 shares, or $1,000,000, and a maximum of 394,029 shares, or $2,200,000, in common stock. The Company sold 392,820 shares at $5.58 per share.

On September 29, 1999 the Company completed a 3 for 1 stock split in the form of a stock dividend. All share and per share data have been restated to reflect this stock split.

NOTE 16--COMPENSATION PLANS

STOCK OPTIONS PLANS

At December 31, 1999, the Company had four qualified incentive stock option plans for the benefit of the employees of Enterbank Holdings and it's subsidiaries. Plan I was adopted on April 20, 1988 with 432,000 options. As of December 31, 1999, Plan I had 30,000 options outstanding and no options available for future grant. Plan II was adopted on April 25, 1990 with 225,000 options. Plan II had 214,200 options outstanding and no options available for grant. Plan III was adopted on June 19, 1996 with 600,000 options. Plan III has 556,800 options outstanding and 41,400 options available for future grants. Plan IV was adopted on April 28, 1999 with 600,000 options Plan IV has no options outstanding and 600,000 available for future grants.

In 1998, the Company adopted by Board Approval a nonqualified stock option plan ("the Nonqualified Plan"), which sets aside up to 105,000 shares of company Common Stock to grant options to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which my be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The purchase price for any options granted under the Nonqualified Plan will be determined based upon the market value of the Common Stock at the time such options are granted. At December 31, 1999, the Nonqualified Plan had 84,000 options outstanding and 21,000 options available for future grants.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Following is a summary of the various stock option plan transactions:

                                                 Number            Price
                                               of shares         per share            Total
                                               ---------      --------------      ------------

           December 31, 1996                     639,000      $  1.67 - 3.08      $  1,251,500
               Granted                           606,000         5.33 - 5.58         3,233,500
               Exercised                         160,500                1.67           267,500
               Forfeited                          25,500                5.33           136,000
                                               ---------      --------------      ------------
           December 31, 1997                   1,059,000      $   1.67 -5.58      $  4,081,500
               Granted                            86,400          8.33-10.67           863,425
               Exercised                         220,275           1.67-5.33           385,525
               Forfeited                          36,000           3.08-5.33           186,600
                                               ---------      --------------      ------------
           December 31, 1998                     889,125      $  1.67 -10.67      $  4,372,800
               Granted                            33,600         10.33-15.17           386,280
               Exercised                          28,125           1.67-5.33            69,674
               Forfeited                           9,600                5.33            51,200
                                               ---------      --------------      ------------
           December 31, 1999                     885,000      $   1.67-15.17      $  4,638,204
                                               =========      ==============      ============

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

                                                               1999                 1998                  1997
                                                            ----------           -----------           ------------
      Net income
         As reported                                       $    3,820            $    3,011            $    2,222
         Pro forma                                              3,527                 2,762                 2,025

      Earnings per share:
         Basic:
             As reported                                   $     0.54            $     0.43            $     0.35
             Pro forma                                           0.49                  0.39                  0.32

         Diluted:
             As reported                                   $     0.50            $     0.40            $     0.33
             Pro forma                                           0.46                  0.37                  0.30

The fair value of each option granted in 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; a risk-free interest rate of 4.72%, 5.18%, 5.79% and 6.11% for January, April, July and October, respectively; a dividend yield of 0.67%; vesting period for 5 years; expected lives of 10 years; and volatility of 24.13%. The weighted average fair value of the options granted in 1999 was $4.93.

 The fair value of each option granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a risk-free interest rate of 5.50%, 5.46%, 5.40% and 4.67% for February, June, August and September, respectively; a dividend yield of 0.67%; vesting period for 5 years; expected lives of 10 years; and volatility of 27.23%. The weighted average fair value of the options granted in 1998 was $4.56.

On April 1, 1999, the Company adopted a Stock Appreciation Rights ("SAR") Plan. This Plan replaces the previous form of cash compensation for directors of the Company and its subsidiaries and awards/vests based upon attendance and unit performance. Under the plan, the Company has the option to pay vested SARs either in the form of cash or Enterbank Common Stock. As of December 31, 1999 there were 88,800 SARs outstanding.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Effective January 1, 1993, the company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for contributions to the plan was $170,152 for 1999, $153,621 for 1998, and $78,948 for 1997.

NOTE 17--LITIGATION

Various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

NOTE 18--DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The contractual amount of off-balance-sheet financial instruments as of December 31, 1999 and 1998 is as follows:

                                                                1999                   1998
                                                            -------------           ------------

         Commitments to extend credit                     $   221,296,117          $ 164,012,297
         Standby letters of credit                             12,002,773             10,368,944
                                                            =============           ============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 1999, approximately $12,363,487 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 1999 and 1998:

                                                         1999                               1998
                                           --------------------------------   --------------------------------
                                               Carrying          Estimated        Carrying          Estimated
                                                Amount          fair value         Amount          fair value
     Balance sheet assets:
         Cash and due from banks          $     14,798,216  $    14,798,216  $     29,701,018  $    29,701,017
         Federal funds sold                     54,825,000       54,825,000        14,250,000       14,250,000
         Interest-bearing deposits                     469              469             5,035            5,035
         Investments in securities              25,397,378       25,394,423        46,290,936       46,297,050
         Loans held for sale                     1,438,335        1,438,335         6,272,124        6,362,197
         Loans, net                            380,866,759      384,490,862       270,617,522      270,920,794
         Accrued interest receivable             2,473,781        2,473,781         1,648,775        1,648,775
                                          ================  ===============  ================  ===============
     Balance sheet liabilities:
         Deposits                         $    435,797,830  $   436,129,197  $    339,180,170  $   339,696,164
         FHLB advances                           6,920,386        6,925,250         6,000,000        6,004,397
         Guaranteed preferred
             beneficial interests in EBH
             subordinated debentures            11,000,000       11,000,000                --               --
         Accrued interest payable                  962,205          962,205           608,056          608,056
                                          ================  ===============  ================  ===============

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN EBH SUBORDINATED DEBENTURES

Fair value of guaranteed preferred beneficial interests in EBH subordinated debentures is assumed to equal carrying amount since the offering was completed in the fourth quarter of 1999.

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

NOTE 19-LINE OF BUSINESS RESULTS

Management of the Company reviews the financial performance of its operating segments on an after-tax basis. The company's three major operating segments in 1999 include Enterbank Holdings, Enterprise Bank and Enterprise Merchant Banc. Enterbank Holdings includes general corporate expenses not allocated to the operating segments as well as assets and income items related to EBH Trust. Enterprise Bank provides a full range of commercial banking services. These services include but are not limited to loans, demand and interest earning accounts, safe deposit boxes, lock boxes and cash management services. Enterprise Financial Advisors, a division of Enterprise Bank, offers financial planning and trust services. The Merchant Banc segment offers merchant banking and venture capital services. Following are the financial results for the Company's operating segments.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                      Enterbank        Enterprise Bank         Enterprise
                                                                      Holdings                                 Financial
                                                                                                               Advisors
For the year ended December 31, 1999
Interest income                                                      $       --         $ 32,136,909           $       --
Interest expense                                                        265,265           14,086,864                   --
Net interest margin                                                    (265,265)          18,050,045                   --
Provision for loan losses                                                    --            1,021,256                   --
Gross income prior to direct expenses                                   199,859            1,618,766              789,236
Direct expenses                                                              --                   --              140,572
Noninterest income                                                      199,859            1,618,766              648,664
Noninterest expense                                                     873,176           10,937,845            1,107,373
Income (loss) before income tax expense
           (benefit)                                                   (938,582)           7,709,710             (458,709)
Income tax expense (benefit)                                           (268,458)           2,870,422             (192,911)
                                                                       --------            ---------             --------
Income (loss) before cumulative effect of a
            change in accounting principle                             (670,124)           4,839,288             (265,798)
Cumulative effect on prior years of a
           change in asset classification                               121,491                   --                   --
                                                                    -----------         ------------           ----------
Net income (loss)                                                   $  (548,633)        $  4,839,288           $ (265,798)
                                                                    ===========         ============           ==========

Total Assets                                                        $17,541,430         $484,731,647           $   47,622
                                                                    -----------         ------------           ----------

For the year ended December 31, 1998
Interest income                                                     $        --         $ 25,414,269                   --
Interest expense                                                             --           11,869,335                   --
Net interest margin                                                          --           13,544,934                   --
Provision for loan losses                                                                    710,899                   --
Gross income prior to direct expenses                                    13,670            1,636,215                6,983
Direct expenses                                                              --                   --                  717
Noninterest income                                                       13,670            1,636,215                6,266
Noninterest expense                                                                        8,337,970              208,419
Income (loss) before income tax expense
     (benefit)                                                         (901,876)           6,132,280             (202,153)
Income tax expense (benefit)                                                               2,301,744              (75,000)
                                                                    -----------         ------------           ----------
Income (loss) before cumulative effect of
          a change in accounting principle                             (587,402)           3,830,536             (127,153)
Cumulative effect on prior years of
          a change in asset classification                                   --                   --                   --
Net income (loss)                                                                          3,830,536             (127,153)
                                                                    ===========         ============           ==========
Total Assets                                                        $ 1,465,870         $374,052,914           $    2,057
                                                                    -----------         ------------           ----------
For the year ended December 31, 1997
Interest income                                                     $        --         $ 18,759,029           $       --
Interest expense                                                                           8,580,451                   --
Net interest margin                                                      (2,888)          10,178,578                   --
Provision for loan losses                                                                    775,064                   --
Gross income prior to direct expenses                                    13,441              300,241                   --
Direct expenses                                                              --                   --                   --
Noninterest income                                                       13,441              300,241                   --
Noninterest expense                                                                        5,417,758                   --
Income (loss) before income tax expense
(benefit)                                                              (732,018)           4,285,997
Income tax expense (benefit)                                                               1,605,229                   --
                                                                    -----------         ------------           ----------
Income (loss) before cumulative effect of a
        change in accounting principle                                 (449,124)           2,680,768                   --
Cumulative effect on prior years of a
        change in asset classification                                       --                   --                   --
                                                                    -----------         ------------           ----------
Net income (loss)                                                      (449,124)           2,680,768                   --
                                                                    ===========         ============           ==========
Total Assets                                                        $ 2,605,055         $290,505,483           $       --
                                                                    -----------         ------------           ----------


                                                                        Merchant Banc   Eliminations      Consolidated


For the year ended December 31, 1999
Interest income                                                         $          10   $         (10)  $   32,136,909
Interest expense                                                                   --             (10)      14,352,119
Net interest margin                                                                10              --       17,784,790
Provision for loan losses                                                          --              --        1,021,256
Gross income prior to direct expenses                                          98,447              --        2,706,308
Direct expenses                                                                    --              --          140,572
Noninterest income                                                             98,447              --        2,565,736
Noninterest expense                                                           467,778              --       13,386,172
Income (loss) before income tax expense
           (benefit)                                                         (369,321)             --        5,943,098
Income tax expense (benefit)                                                 (164,649)             --        2,244,404
Income (loss) before cumulative effect of a                             -------------   -------------   --------------
            change in accounting principle                                   (204,672)             --        3,698,694
Cumulative effect on prior years of a
            change in asset classification                                         --              --          121,491
                                                                        -------------   -------------   --------------
Net income (loss)                                                       $    (204,672)  $          --   $    3,820,185
                                                                        =============   =============   ==============
Total Assets                                                            $     979,970   $ (15,299,225)  $  488,001,444
                                                                        -------------   -------------   --------------
For the year ended December 31, 1998
Interest income                                                         $           4   $          (4)  $   25,414,269
Interest expense                                                                   --              (4)      11,869,331
Net interest margin                                                                 4              --       13,544,938
Provision for loan losses                                                          --              --          710,899
Gross income prior to direct expenses                                         422,561              --        2,079,429
Direct expenses                                                                    --              --              717
Noninterest income                                                            422,561              --        2,078,712
Noninterest expense                                                           589,767              --       10,051,702
Income (loss) before income tax expense
     (benefit)                                                               (167,202)             --        4,861,049
Income tax expense (benefit)                                                  (61,995)             --        1,850,275
                                                                        -------------   -------------   --------------
Income (loss) before cumulative effect of
          a change in accounting principle                                   (105,207)             --        3,010,774
Cumulative effect on prior years of
          a change in asset classification                                         --              --               --
Net income (loss)                                                            (105,207)             --        3,010,774
                                                                        =============   =============   ==============
Total Assets                                                            $     425,291   $    (642,214)  $  375,303,918
                                                                        -------------   -------------   --------------
For the year ended December 31, 1997
Interest income                                                         $       1,109   $      (1,109)  $   18,759,029
Interest expense                                                                   --          (1,109)       8,582,230
Net interest margin                                                             1,109              --       10,176,799
Provision for loan losses                                                          --              --          775,064
Gross income prior to direct expenses                                         162,293              --          475,975
Direct expenses                                                                    --              --               --
Noninterest income                                                            162,293              --          475,975
Noninterest expense                                                           178,247              --        6,338,576
Income (loss) before income tax expense
(benefit)                                                                     (14,845)             --        3,539,134
Income tax expense (benefit)                                                   (5,745)             --        1,316,590
                                                                        -------------   -------------   --------------
Income (loss) before cumulative effect of a
        change in accounting principle                                         (9,100)             --        2,222,544
Cumulative effect on prior years of a
        change in asset classification                                             --              --               --
                                                                        -------------   -------------   --------------
Net income (loss)                                                              (9,100)             --        2,222,544
                                                                        =============   =============   ==============
Total Assets                                                            $     134,799   $($25,392,992)  $  291,364,856
                                                                        -------------   -------------   --------------

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



As demonstrated in the table, Enterprise Bank experienced asset growth of $113 million during 1999 and $83.5 million during 1998. The bank is also providing a majority of the income for the Company. The Merchant Banc had increased activity in 1999 and 1998 with the opening of the Kansas office. Enterbank Holdings has some assets in the form of small investments and the $11 million in Trust Preferred Securities. Enterbank Holdings also has noninterest expenses related to items for the consolidated entity.

NOTE 20--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                            Condensed Balance Sheets


                                                                            December 31,
                                                             --------------------------------------
                               Assets                              1999                  1998
                               ------                        ----------------      ----------------
             Cash                                           $       3,886,277      $        437,727
             Investment in Enterprise Bank                         36,910,546            27,619,778
             Investment in Enterprise Merchant Banc                 1,221,542               403,089
             Investment in Enterprise Fund, L.P.                      546,710               380,129
             Other assets                                           1,768,235               648,014
                                                             ----------------       ---------------
                 Total assets                               $      44,333,310      $     29,488,737
                                                             ================       ===============

                    Liabilities and Shareholders' Equity

             Accounts payable and other liabilities         $         569,625      $        248,608
             Guaranteed preferred beneficial interests
                 in EBH-subordinated debentures                    11,000,000      $             --
             Shareholders' equity                                  32,763,685            29,240,129
                                                            -----------------      ----------------
                 Total liabilities and shareholders' equity $      44,333,310      $     29,488,737
                                                            =================      ================

                                            Condensed Statements of Income

                                                                                December 31,
                                                                 --------------------------------------
                                                                    1999           1998          1997
                                                                 ---------      ---------     ---------
         Income:
              Gain on trading asset                             $  202,454     $       --   $        --
              Other income                                           5,168         13,670        13,441
                                                                 ---------      ---------     ---------
                 Total income                                      207,622         13,670        13,441
                                                                 ---------      ---------     ---------
         Expenses:
              Loss on investment in Enterprise Fund, L.P.            7,763          1,969         4,391
              Interest expense-Guaranteed preferred
                  debenture expense                                192,468             --            --
              Interest expense-notes payable                        78,650             --            --
              Other expenses                                       873,176        913,577       741,068
                                                                 ---------      ---------     ---------
                 Total expenses                                  1,152,057        915,546       745,459
                                                                 ---------      ---------     ---------
                 Loss before tax benefit and equity
                    in undistributed earnings of subsidiaries     (944,435)      (901,876)     (732,018)
         Income tax benefit                                        268,458        314,474       282,894
                                                                 ---------      ---------     ---------
              Loss before equity in undistributed
                 earnings of subsidiaries                         (675,977)      (587,402)     (449,124)
                                                                 ---------      ---------     ---------
         Equity in undistributed earnings of subsidiaries        4,374,671      3,598,176     2,671,668
         Cumulative effect on prior years of a change in
                 asset classification                              121,491             --            --
                                                                 ---------      ---------     ---------
              Net income                                        $3,820,185     $3,010,774   $ 2,222,544
                                                                 =========      =========     =========

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                        Condensed Statements of Cash Flow

                                                                                December 31,
                                                              ------------------------------------------------
                                                                   1999             1998             1997
                                                              --------------    ------------    --------------
       Cash flows from operating activities:
          Net Income                                         $     3,820,185   $   3,010,774   $     2,222,544
          Adjustments to reconcile net income to
              net cash used in operating activities:
                 Undistributed net income
                        of subsidiaries                           (4,374,671)     (3,598,176)       (2,761,668)
                 Other, net                                         (967,061)        123,160          (271,854)
                                                              --------------    ------------    --------------
                    Net cash used in operating
                        activities                                (1,521,547)       (464,242)        ( 810,978)

       Cash flows from investing activities:
          Capital contributions to subsidiaries                   (5,814,000)       (900,000)       (6,150,000)
          Investment in Enterprise Fund L.P.                              --        (180,000)          (90,000)
                                                              --------------    ------------    --------------
              Net cash used in investing activities               (5,814,000)     (1,080,000)       (6,240,000)

       Cash flows from financing activities:
          Proceeds from purchased funds and other
              short-term borrowings                          $     5,000,000              --               --
          Repayments of purchased funds and other
              short-term borrowings                               (5,000,000)             --               --
          Proceeds from issuance of guaranteed
              preferred subordinated debentures                   11,000,000              --               --
          Payment of dividends                                      (285,577)       (235,053)         (195,085)
          Proceeds from issuance of common stock                      69,674         385,525         9,289,614
          (Decrease) increase in notes payable                            --              --          (300,000)
                                                               -------------    ------------    --------------
              Net cash provided by
                 financing activities                             10,784,097         150,472         8,794,529
              Net increase(decrease) in cash and cash
                 equivalents                                       3,448,550      (1,393,770)        1,743,551
       Cash and cash equivalents, beginning of year                  437,727       1,831,497            87,946
                                                               -------------    ------------    --------------
       Cash and cash equivalents, end of year                $     3,886,277    $    437,727   $     1,831,497
                                                             ===============    ============   ===============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on 16th of February, 2000.

                              ENTERBANK HOLDINGS, INC.

                              By: /s/ Fred H. Eller
                                  -----------------
                              Fred H. Eller
                              Chief Executive Office

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the 16th day of February 2000.

   SIGNATURES                                        TITLE
   ----------                                        -----

/s/ Fred H. Eller
---------------------------
Fred H. Eller                               Chief Executive Officer
                                            and Director

/s/ Ronald E. Henges*
---------------------------
Ronald E. Henges                            Chairman of the Board
                                            of Directors

/s/ Kevin C. Eichner
---------------------------
Kevin C. Eichner                            Vice Chairman of the
                                            Board of Directors

/s/ Paul R. Cahn
---------------------------
Paul R. Cahn                                Director

/s/ Birch M. Mullins*
---------------------------
Birch M. Mullins                            Director

/s/ Robert E. Saur*
---------------------------
Robert E. Saur                              Director

/s/ James A. Williams*
---------------------------
James A. Williams                           Director

/s/ Henry D. Warshaw
---------------------------
Henry D. Warshaw                            Director

/s/ James L. Wilhite
---------------------------
James L. Wilhite                            Director

/s/ Ted C. Wetterau*
---------------------------
Ted C. Wetterau                             Director

/s/ Randall D. Humphreys*
---------------------------
Randall D. Humphreys                        Director

/s/ Paul L. Vogel
---------------------------
Paul L. Vogel                               Director

/s/ William B. Moskoff
---------------------------
William B. Moskoff                          Director

   * By Fred H. Eller, James C. Wagner and Stacey Tate, as Attorney-in-Part pursuant to Powers of Attorney executed by the persons listed above, which Powers of Attorney and filed as Exhibit 24.1 hereto.

/s/ James C. Wagner
--------------------
James C. Wagner       Chief Financial Officer, Treasurer
                      and Vice President

/s/ Fred H. Eller     /s/ James C. Wagner               /s/ Stacey Tate
--------------------  ----------------------            ------------------------
Fred H. Eller         James C. Wagner                   Stacey Tate
Attorney-in-Part      Attorney-in-Part                  Attorney-in-Part

                                  EXHIBIT INDEX
                                  -------------




Exhibit
 No.                                Exhibit
 ---                                -------

3.1 Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 dated December 19, 1996 (File No. 333-14737)).

3.2 Amendment to the Certificates of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 dated July 1, 1999 (File No. 333-82082)).

3.3 Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999).

3.4(1)  Bylaws of the Registrant, as amended.

3.5(1)  Amendment to the Bylaws of the Registrant.

4.1 Enterprise Bank Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

4.2 Enterprise Bank Second Incentive Stock Option Plan (incorporated herein by reference to Exhibit 44.4 of the Registrant's Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

4.3 Enterbank Holdings, Inc. Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

4.4 Enterbank Holdings, Inc., Qualified Incentive Stock Option Plan (incorporated herein by reference to the Registrant's 1998 Proxy Statement on Form 14-A).

4.5 Enterbank Holdings Stock Appreciation Rights (SAR) Plan and Agreement (incorporated herein by reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

10.2 Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.3 Revised Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998).

10.4(1) Agreement and Plan of Merger date January 5, 2000 between Enterbank
        Holdings, Inc. and Commercial Guaranty Bancshares, Inc.

11.1(1) Statement regarding computation of per share earnings.

--------
(1)  Filed herewith.

21.1(1)   Subsidiaries of the Registrant.

23.1(1)   Consent of KPMG, LLP.

24.1(1)   Power of Attorney.

27.1(1)   Financial Data Schedule. (EDGAR only)



























--------
(1) Filed herewith