Form 10-Q
period 2000-03-31
ENTERBANK HOLDINGS INC
filed 2000-05-15
CIK 1025835

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to

                  Commission file number ____________


                                  ____________

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

         Registrant's telephone number, including area code: 314-725-5500
                                  ____________


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
         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 10, 2000:

              Common Stock, $.01 par value 7,165,236 shares outstanding as of May 10, 2000





================================================================================

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited):

        Consolidated Balance Sheets
        At March 31, 2000 and December 31, 1999.....................................................1

        Consolidated Statements of Income
        Three Months Ended March 31, 2000 and 1999..................................................2

        Consolidated Statements of Comprehensive Income
        Three Months Ended March 31, 2000 and 1999..................................................3

        Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2000 and 1999..................................................4

        Notes to Consolidated Financial Statements..................................................5

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..............................................................7

    Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk-
             There have been no material changes from the information provided in the December 31, 1999 Annual Report on Form 10-K


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K......................................................15

    Signatures.....................................................................................16

                                 PART I - ITEM 1
                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)


                                                                At March 31,   At December 31,
                           Assets                                   2000             1999
                                                                ------------   ---------------
Cash and due from banks                                        $  18,371,993  $    14,798,216
Federal funds sold                                                44,725,000       54,825,000
Interest-bearing deposits                                              8,025              469
Investments in debt and equity securities:
     Trading, at fair value                                                -          910,000
     Available for sale, at estimated fair value                  33,047,600       23,807,572
     Held to maturity, at amortized cost
          (estimated fair value of $523,384 at March 31,
           2000, and $676,851 at December 31, 1999)                  526,752          679,806
                                                                ------------   --------------
              Total investments in debt and equity securities     33,574,352       25,397,378
                                                                ------------   --------------

Loans held for sale                                                2,641,578        1,438,335
Loans, less unearned loan fees                                   394,711,848      385,101,759
     Less allowance for loan losses                                4,382,000        4,235,000
                                                                ------------   --------------
                   Loans, net                                    390,329,848      380,866,759
                                                                ------------   --------------
Other real estate owned                                              396,072          396,072
Office equipment and leasehold improvements                        3,463,699        3,228,256
Accrued interest receivable                                        2,822,335        2,473,781
Investment in Enterprise Merchant Banc, LLC                          643,247          572,009
Investment in Enterprise Fund, L.P.                                  564,726          546,710
Prepaid expenses and other assets                                  2,814,075        3,458,459
                                                                ------------   --------------
                    Total assets                               $ 500,354,950  $   488,001,444
                                                                ============   ==============

            Liabilities and Shareholders' Equity
Deposits:
     Demand                                                    $  64,099,423  $    62,486,092
     Interest-bearing transaction accounts                        30,540,932       31,532,705
     Money market accounts                                       212,248,708      197,935,760
     Savings                                                       1,958,529        2,736,638
     Certificates of deposit:
          $100,000 and over                                       69,670,020       67,031,719
          Other                                                   68,399,362       74,074,916
                                                                ------------   --------------
                    Total deposits                               446,916,974      435,797,830
Guaranteed preferred beneficial interests in
          EBH-subordinated debentures                             11,000,000       11,000,000
Federal Home Loan Bank advances                                    6,910,028        6,920,386
Accrued interest payable                                             949,098          962,205
Accounts payable and accrued expenses                                975,480          557,338
                                                                ------------   --------------
                    Total liabilities                            466,751,580      455,237,759
                                                                ------------   --------------
Shareholders' equity:
     Common stock, $.01 par value; authorized
         20,000,000 shares; issued and outstanding
         7,163,952 shares at March 31, 2000 and
         7,143,636 shares at December 31, 1999                        71,630           71,436
     Surplus                                                      19,377,715       19,285,957
     Retained earnings                                            14,234,161       13,476,400
                                                                ------------   --------------
     Accumulated other comprehensive income (loss)                   (80,136)         (70,108)
                                                                ------------   --------------
            Total shareholders' equity                            33,603,370       32,763,685
                                                                ------------   --------------
            Total liabilities and shareholders' equity         $ 500,354,950  $   488,001,444
                                                                ------------   --------------

-----------------------------
See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)

                                                               Three months ended March 31,
                                                                   2000          1999
                                                                ----------    ----------
Interest income:
     Interest and fees on loans                                $ 8,956,835   $ 6,335,238
     Interest on debt securities:
          Taxable                                                  418,801       321,851
          Nontaxable                                                 6,377         6,669
     Interest on federal funds sold                                684,570       277,920
     Interest on interest earning deposits                             152           177
                                                                ----------    ----------
                    Total interest income                       10,066,735     6,941,855
                                                                ----------    ----------
Interest expense:
     Interest-bearing transaction accounts                         121,252       111,931
     Money market accounts                                       2,511,885     1,704,840
     Savings                                                        10,950         9,470
     Certificates of deposit:
          $100,000 and over                                      1,008,936       652,083
          Other                                                    990,534       640,190
     Federal funds purchased                                         1,667            --
     Guaranteed preferred debenture expense                        265,873            --
     Federal Home Loan Bank advances                                84,999        75,027
                                                                ----------    ----------
                    Total interest expense                       4,996,096     3,193,541
                                                                ----------    ----------
                    Net interest income                          5,070,639     3,748,314
Provision for loan losses                                          145,436        80,000
                                                                ----------    ----------
                    Net interest income after
                         provision for loan losses               4,925,203     3,668,314
                                                                ----------    ----------
Noninterest income:
     Service charges on deposit accounts                           173,149       130,655
     Financial advisory income                                      97,308            --
     Gain on sale of trading security                                  500            --
     Other service charges and fee income                           37,970        78,953
     Gain on sale of mortgage loans                                 80,767       335,424
     Income from investment in Enterprise Merchant Banc, LLC        30,112            --
     Gain on investment in Enterprise Fund, L.P.                    18,015         6,806
                                                                ----------    ----------
              Total noninterest income                             437,821       551,838
                                                                ----------    ----------
Noninterest expense:
     Salaries                                                    1,936,401     1,558,556
     Payroll taxes and employee benefits                           411,999       325,986
     Occupancy                                                     277,486       228,410
     Furniture and equipment                                       119,591       100,524
     Data processing                                               125,137       109,930
     Other                                                       1,115,897       752,288
                                                                ----------    ----------
              Total noninterest expense                          3,986,511     3,075,694
                                                                ----------    ----------
              Income before income tax expense                   1,376,513     1,144,458
Income tax expense                                                 529,350       406,675
                                                                ----------    ----------
Net income                                                     $   847,163   $   737,783
                                                                ==========    ==========

Per share amounts
     Basic earnings per share                                  $      0.12   $      0.10
     Basic weighted average common shares and
              common stock equivalents outstanding               7,152,241     7,122,312
     Diluted earnings per share                                $      0.11   $      0.10
     Diluted weighted average common shares and common
              stock equivalents                                  7,773,274     7,611,268

-----------------------
See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (unaudited)


                                                                  Three months ended March 31,
                                                                      2000            1999
                                                                 -------------    ------------
Net income                                                       $     847,163    $    737,783
                                                                 -------------    ------------
Other comprehensive income (loss), before tax:
     Unrealized losses on securities:
          Unrealized losses arising during period                     (15,194)        (29,408)
                                                                 -------------    ------------
Other comprehensive income (loss), before tax                         (15,194)        (29,408)
Income tax benefit related to items of
     other comprehensive income                                          5,166           9,999
                                                                 -------------    ------------
Other comprehensive income (loss), net of tax                         (10,028)        (19,409)
                                                                 -------------    ------------
Comprehensive income                                             $     837,135    $    718,374
                                                                 =============    ============

-----------------------
See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)




                                                                           Three months ended March 31,
                                                                               2000             1999
                                                                          --------------   --------------
Cash flows from operating activities:
     Net income                                                          $      847,163   $      737,783
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                    174,616          148,726
               Provision for loan losses                                        145,436           80,000
               Gain on sale of trading security                                    (500)              --
               Net accretion of debt and equity securities                      (29,526)        (159,296)
               Gain on investment in Enterprise Fund, L.P.                      (18,015)          (6,808)
               Mortgage loans originated                                     (7,700,668)     (20,888,068)
               Proceeds from mortgage loans sold                              6,578,192       26,525,466
               Gain on sale of mortgage loans                                   (80,767)        (335,424)
               Increase in accrued interest receivable                         (348,554)        (272,518)
               (Decrease) increase in accrued interest payable                  (13,107)         317,246
               Other, net                                                     1,062,524         (379,322)
                                                                          -------------    -------------
                    Net cash provided by operating activities                   616,794        5,767,785
                                                                          -------------    -------------
Cash flows from investing activities:
     (Purchases of) proceeds from interest-bearing deposits                      (7,556)           2,347
     Purchases of available-for-sale debt securities                         (8,885,276)      (7,439,465)
     Purchases of available-for-sale equity securities                         (332,200)              --
     Proceeds from maturities of available-for-sale debt securities                  --       34,000,000
     Proceeds from maturities and principal paydown on
          held-to-maturity debt securities                                      150,000          103,000
     Proceeds from sale of trading security                                     910,500               --
     Net increase in loans                                                   (9,608,525)     (24,918,712)
     Purchases of office equipment and leasehold improvements                  (410,059)        (104,717)
     Investment in Enterprise Merchant Banc, LLC                                (71,238)              --
                                                                          -------------    -------------
          Net cash (used in) provided by investing activities               (18,254,354)       1,642,453
                                                                          -------------    -------------

Cash flows from financing activities:
     Net increase in demand and savings accounts                             14,156,397       16,019,086
     Net decrease in certificates of deposit                                 (3,037,253)      (7,879,321)
     Proceeds from Federal Home Loan Bank advances                                    -          500,000
     Principal payments on Federal Home Loan Bank advances                      (10,358)          (1,776)
     Cash dividends paid                                                        (89,401)         (71,360)
     Proceeds from the exercise of common stock options                          91,952           54,799
                                                                          -------------    -------------
          Net cash provided by financing activities                          11,111,337        8,621,428
                                                                          -------------    -------------
          Net (decrease) increase in cash and due from banks                 (6,526,223)      16,031,666

Cash and cash equivalents, beginning of period                               69,623,216       43,951,018
                                                                          -------------    -------------
Cash and cash equivalents, end of period                                 $   63,096,993   $   59,982,684
                                                                          =============    =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                       $    5,009,203   $    3,367,843
          Income taxes                                                        1,172,000          527,309
                                                                          =============    =============

-----------------------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company" or "Enterbank") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000. The consolidated financial statements include the accounts of Enterbank Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 1999 have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2)  MERGER AGREEMENT

     On January 5, 2000 the Company announced that it signed a Merger Agreement with Commercial Guaranty Bancshares, Inc. ("CGB"), the bank holding company for First Commercial Bank, N.A. headquartered in Overland Park, Kansas. On March 22, 2000 the Company formed Enterbank Acquisition Corp. I ("Acquisition Corp") as a wholly owned subsidiary of Enterbank Holdings, Inc. Acquisition Corp. was formed for the sole purpose of facilitating the pending merger transaction between the Company and Commercial Guaranty Bancshares, Inc. Acquisition Corp is a Kansas Corporation with 100 shares of common stock, par value $0.01, all of which are issued to Enterbank Holdings, Inc. In the merger, Acquisition Corp will be merged into CGB and CGB will become a wholly owned subsidiary of Enterbank. As a result of the merger, each share of CGB common stock outstanding at the effective time of the merger, other than shares with respect to which dissenters' rights are perfected, will be converted into 2.1429 shares of Enterbank common stock. The merger is intended to be a tax-free reorganization for federal income tax purposes and will be accounted for as a pooling of interests. The merger is subject to the approval of the shareholders of both companies and regulatory approval, and is expected to be completed sometime in the middle of 2000. More information is contained in the Merger Agreement on file with the Securities and Exchange Commission as an exhibit to Enterbank's Annual Report on Form 10-K for the year ended December 31, 1999.

(3)  DEFERRED COMPENSATION PLAN

     On December 20, 1999 the Company adopted the Enterbank Holdings, Inc. Deferred Compensation Plan I ("the Plan"). The Plan was established to provide deferred compensation benefits to selected executives of the Company, under the meaning of ERISA, in addition to other employee benefits programs offered by the Company. The Plan is intended to be a "top-hat", unfunded plan which will assist the participants in retirement planning and planning for their longer-term financial needs. The plan year began on January 1, 2000 and all deferral elections were made in advance.

(4) SEGMENT DISCLOSURE

Management of the Company reviews the financial performance of its operation segments on an after-tax basis. The Company's four major operating segments in 2000 and 1999 include Enterbank Holdings, Inc., Enterprise Bank, Enterprise Financial Advisors and Enterprise Merchant Banc, Inc. Enterbank Holdings includes general corporate expenses not allocated to the operating segments as well as assets and income related to EBH Trust. Enterprise Bank provides a full range of commercial banking services. These services include but are not limited to loans, demand and interest earning accounts, safe deposit boxes, lock boxes and cash management services. Enterprise Financial Advisors, a division of Enterprise Bank, offers financial planning and trust services.
Enterprise Merchant Banc offers merchant banking and venture capital services.

The following are the financial results for the Company's operating segments for the three-month periods ended March 31, 2000 and 1999:

                                                                   Enterprise
                                   Enterbank                       Financial     Enterprise
                                   Holdings     Enterprise Bank    Advisors   Merchant Banc  Eliminations     Consolidated
                                -------------------------------------------------------------------------------------------
Three months ended March 31, 2000

Interest income                 $       9,505   $ 10,066,735  $            -   $         -    $     (9,505)    $ 10,066,735
Interest expense                      275,378      4,730,223               -             -          (9,505)       4,996,096
Net interest margin                  (265,873)     5,336,512               -             -               -        5,070,639
Provision for loan losses                   -        145,436               -                                        145,436
Gross income prior to direct
  expense                              18,515        241,461         171,143        36,708               -          467,827
Direct expense                              -              -          30,006             -               -           30,006
Noninterest income                     18,515        241,461         141,137        36,708               -          437,821
Noninterest expense                   360,124      3,243,935         382,445             7               -        3,986,511
                                -------------   ------------   -------------   -----------    ------------     ------------
Income (loss) before income
tax expense (benefit)                (607,482)     2,188,602        (241,308)       36,701               -        1,376,513
Income tax expense (benefit)         (207,167)       826,828        (104,456)       14,145               -          529,350
                                -------------   ------------   -------------   -----------    ------------     ------------
Net income (loss)               $    (400,315)   $ 1,361,774   $    (136,852)  $    22,556    $          -     $    847,163
                                =============   ============   =============   ===========    ============     ============
Total assets                    $   6,068,784   $497,829,888   $     65,521    $ 1,016,671    $ (4,625,914)    $500,354,950
                                -------------   ------------   -------------   -----------    ------------     ------------


Three months ended March 31, 1999

Interest income                 $           -   $  6,941,855   $          -    $        10    $        (10)    $  6,941,855
Interest expense                            -      3,193,551              -              -             (10)       3,193,541
Net interest margin                         -      3,748,304              -             10               -        3,748,314
Provision for loan losses                   -         80,000              -              -               -           80,000
Gross income prior to direct              726        484,466         26,570         52,081               -          563,843
Direct expense                              -              -         12,005              -               -           12,005
Noninterest income                        726        484,466         14,565         52,081               -          551,838
Noninterest expense                   180,556      2,504,713        219,140        171,285               -        3,075,694
                                -------------   ------------   ------------    -----------    ------------     ------------
Income (loss) before income
  tax expense (benefit)              (179,830)     1,648,057       (204,575)      (119,194)              -        1,144,458
Income tax expense (benefit)          (47,739)       580,691        (78,184)       (48,093)              -          406,675
                                -------------   ------------   ------------    -----------    ------------     ------------
Net income (loss)               $    (132,091)   $ 1,067,366   $   (126,391)   $   (71,101)    $         -     $    737,783
                                =============   ============   ============    ===========    ============     ============
Total assets                    $   1,006,014   $383,475,768   $     28,918    $   548,778    $   (108,511)    $384,950,967
                                -------------   ------------   ------------    -----------    ------------     ------------

As demonstrated in the table, Enterprise Bank ("the Bank") is the primary source of income and assets for the Company. The Bank contributed $114 million in assets at March 31, 2000 over assets at March 31, 1999. Most of the asset growth experienced by the Company is attributable to the Bank. The Bank also provides much of the income to the Company. The Bank experienced a 28% increase in net income during the three-month period ended March 31, 2000 compared to the same period in 1999. The Company experienced a 15% increase in net income for the same period. Enterprise Financial Advisors began operations during the second half of 1998 and is experiencing net losses primarily because it is currently in early stages of growth. During 1999 and 2000, Enterprise Merchant Banc raised capital for a second equity fund and completed a restructuring, which resulted in a net operating profit for the first quarter of 2000. Enterbank Holdings has some assets in the form of small investments. Enterbank Holdings also has interest expense related to its Trust Preferred Securities and noninterest expenses related to consolidated items of the Company.


                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect that changes in interest rates and our cost of funds have on our earnings and assets, our level of loan defaults and delinquencies, our ability to successfully grow and realize profits from our commercial banking operations and our strategic non-banking lines of business, concentrations of our loans in one geographic area, our ability to retain key personnel, the degree and nature of our competition, and changes in government regulation of our business, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                  INTRODUCTION

The discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 and the year ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                               FINANCIAL CONDITION

Total assets at March 31, 2000 were $500 million, an increase of $12 million, or 3%, over total assets of $488 million at December 31, 1999. Loans less unearned loan fees, were $395 million, an increase of $10 million, or 3%, over total loans and leases of $385 million at December 31, 1999. Federal funds sold and investment securities were $78 million, a decrease of $2 million, or 2%, from total Federal funds sold and investment securities of $80 million at December 31, 1999. The decrease resulted from the shift in earnings assets from short-term investments into loans during the first three months of 2000.

Total deposits at March 31, 2000 were $447 million, an increase of $11 million over total deposits of $436 million at December 31, 1999.

Total shareholders' equity at March 31, 2000 was $33.6 million, an increase of $840,000 over total shareholders' equity of $32.8 million at December 31, 1999. The increase in equity is due to net income of $847,163 for the three months ended March 31, 2000, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

                              RESULTS OF OPERATIONS

Net income was $847,163 for the three month period ended March 31, 2000, an increase of 15% over net income of $737,783 for the same period in fiscal 1999. Basic earnings per share for the three month periods ended March 31, 2000 and 1999 were $0.12 and $0.10, respectively. Diluted earnings per share for the three-month periods ended March 31, 2000 and 1999 were $0.11 and $0.10, respectively.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $5.1 million, or 4.36% of average earnings assets, for the three months ended March 31, 2000, compared to $3.8 million, or 4.45% of average earning assets, for the same period in 1999. The $1.3 million, or 35% increase, in net interest income for the three months ended March 31, 2000 resulted primarily from a $125 million increase in average earnings assets to $470 million, from $345 million during the same period in 1999. The increase in earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. The yield on average earning assets increased to 8.63% for the three month period ended March 31, 2000 compared to 8.20% for the three month period ended March 31, 1999. The increase in asset yield was primarily due to five 0.25% increases, for a total of a 1.25% increase in the prime rate since July of 1999 and a general increase in average yield on loans. The increase in asset yield was also attributed to a change in the mix of assets from noninterest earning assets to interest earning assets. Interest earning assets increased to 95.51% of total assets for the three months ended March 31, 2000 from 92.48% for the same period in 1999. Most of the increase occurred in federal funds sold. The increase in net interest margin was offset by a $107 million increase in average interest-bearing liabilities to $397 million for the three months ended March 31, 2000 from $290 million during the same period in 1999. The yield on interest-bearing liabilities increased to 5.05% for the three months ended March 31, 2000 compared to 4.47% for the same period in 1999. This increase is attributed to the above mentioned increases in the prime rate and the addition of $11 million in guaranteed preferred beneficial interests in EBH-subordinated debentures. The increase in the interest paid on interest bearing liabilities was also attributed to a change in the mix of liabilities. Total interest-bearing liabilities increased to 80.72% of total average assets for the three months ended March 31, 2000 from 77.74% for the same period in 1999. This increase is attributed to the above mentioned guaranteed preferred beneficial interests in EBH-subordinated debentures and an increase in certificates of deposit.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31, 2000 and 1999:


                                                                        Three months ended March 31,
                                        --------------------------------------------------------------------------------------------
                                                           2000                                             1999
                                        --------------------------------------------------------------------------------------------
                                                   Percent       Interest  Average                  Percent       Interest   Average
                                         Average   of Total      Income/   Yield/       Average     of Total      Income/    Yield/
                                         Balance   Assets        Expense    Rate        Balance      Assets        Expense    Rate
                                        --------  ---------    ----------  -------     ---------    --------      --------   -------
ASSETS                                                                    (Dollars in Thousands)
Interest-earning assets:
    Loans (1)                           $391,379     79.57%    $   8,993     9.22%     $ 295,261      79.25%      $  6,360    8.74%
    Taxable investments in debt
      securities                          28,786      5.85           419     5.84         24,451       6.56            322    5.34

     Non-taxable investments in debt
       securities (2)                        604      0.12            10     6.64            632       0.18             10    6.42
    Federal funds sold                    49,072      9.97           685     5.60         24,184       6.49            278    4.66
    Interest earning deposits                 14      0.00             0     4.29             17       0.00              0    4.27
                                        --------  --------     ---------               ---------    -------       --------
Total interest-earning assets            469,855     95.51        10,107     8.63        344,545      92.48          6,970    8.20
Non-interest-earning assets:
     Cash and due from banks              15,854      3.23                                23,054       6.19
     Office equipment and leasehold
       improvements                        3,426      0.70                                 3,052       0.82
     Investment in EMB, LLC                  304      0.06
     Prepaid expenses and other assets     6,714      1.37                                 5,150       1.38
     Allowance for loan losses            (4,285)    (0.87)                               (3,238)     (0.87)
                                        --------  --------                             ---------    -------
     Total assets                       $491,868    100.00%                            $ 372,563     100.00%
                                        ========  ========                             =========    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing transaction
       accounts                         $ 28,453      5.78%    $     121     1.71%     $  24,972       6.70%      $    112    1.82%
     Money market accounts               207,806     42.24         2,512     4.85        158,787      42.62          1,705    4.35
     Savings                               1,788      0.36            11     2.47          1,554       0.42              9    2.47
     Certificates of deposit             140,896     28.65         1,999     5.69         97,994      26.30          1,292    5.35
     Federal funds purchased                 110      0.02             2     6.08             --         --             --      --
     Federal Home Loan Bank advances       7,026      1.43            85     4.85          6,328       1.70             75    4.81
     Guaranteed preferred  beneficial
       interests in EBH-subordinated
       debentures                         11,000      2.24           266     9.69             --         --             --      --
                                        --------  --------     ---------               ---------    -------       --------
Total interest-bearing liabilities       397,079     80.72         4,996     5.05        289,635      77.74          3,193    4.47
Noninterest-bearing liabilities:
     Demand deposits                      59,500     12.10                                52,086      13.98
     Other liabilities                     1,950      0.40                                 1,166       0.31
                                        --------  --------                             ---------    -------
     Total liabilities                   458,529     93.22                               342,887      92.03
     Shareholders' equity                 33,339      6.78                                29,676       7.97
                                        --------  --------                             ---------    -------
     Total liabilities and
       shareholders' equity             $491,868    100.00%                            $ 372,563     100.00%
                                        ========  ========                             =========    =======
Net interest income                                            $   5,111                                          $  3,777
                                                               =========                                          ========
Net interest margin                                                          4.36%                                            4.45%

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.

    Loan fees included in interest income are approximately $272,000 and $250,000, for 2000 and 1999, respectively.

(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $145,000 for the three months ended March 31, 2000, compared to $80,000 for the same period in 1999. The Company's asset quality remained strong with net recoveries of $2,000 for the three months ended March 31, 2000 compared to net recoveries of $1,000 for the same period in 1999. Loan growth remained strong during the first three months of 2000. The Company increased its allowance for loan losses by charging provision expense $145,000. The increase in provision expense in the first quarter of 2000 as compared to the same period in 1999 was made due to the continued increase in loans outstanding.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expense.

                                                                      Three months ended
                                                                           March 31,
                                                               -------------------------------
                                                                   2000                1999
                                                                   ----                ----
                                                                   (Dollars in Thousands)

Allowance at beginning of year                                 $       4,235     $       3,200
                                                                 -----------      ------------
Loans charged off:
     Commercial and industrial                                            --                --
     Real estate:
          Commercial                                                      --                --
          Construction                                                    --                --
          Residential                                                     --                --
     Consumer and other                                                   --                --
                                                                 -----------      ------------
     Total loans charged off                                              --                --
                                                                 -----------      ------------
Recoveries of loans previously charged off:
     Commercial and industrial                                            --                --
     Real estate:
          Commercial                                                      --                --
          Construction                                                    --                --
          Residential                                                     --                 1

     Consumer and other                                                    2                --
                                                                 -----------      ------------
     Total recoveries of loans previously charged off                      2                 1
                                                                 -----------      ------------
Net loans (recovered) charged off                                        (2)               (1)
                                                                 -----------      ------------
Provisions charged to operations                                         145                80
                                                                 -----------      ------------
Allowance at end of period                                     $       4,382     $       3,281
                                                                 ===========      ============
Average loans                                                  $     391,379     $     295,261
Total loans                                                    $     394,712     $     298,737
Nonperforming loans                                            $          --     $          29
Net charge-offs to average loans                                        0.00%             0.00%
Allowance for loan losses to loans                                      1.11%             1.10%

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

Each month, loan administration provides management with a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of changes in the risk profiles of the portfolios, changes in past due and non-performing loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                     March 31,          December 31,
                                                       2000                 1999
                                                  --------------     ----------------
                                                      (Dollars in Thousands)
Non-accrual loans                                 $           --     $            294
Loans past due 90 days or more
     and still accruing interest                              --                   --
Restructured loans                                            --                   --
                                                  --------------     ----------------
     Total nonperforming loans                                                    294
Foreclosed property                                          396                  396
                                                  --------------     ----------------
Total non-performing assets                       $          396     $            690
                                                  ==============     ================

Total assets                                      $      500,355     $        488,001
Total loans                                       $      394,712     $        385,102
Total loans plus foreclosed property              $      395,108     $        385,498

Nonperforming loans to loans                                0.00%                0.08%
Nonperforming assets to loans plus
     foreclosed property                                    0.10%                0.18%
Nonperforming assets to total assets                        0.08%                0.14%


NONINTEREST INCOME

Noninterest income was $437,821 for the three months ended March 31, 2000, compared to $551,838 for the same period in 1999. The decrease is primarily attributed to a $254,657 decrease in the gain on the sale of mortgage loans. The decrease in the gain on sale of mortgage loans was due to an increase in interest rates since July 1999. Over half of the gain on sale of mortgage loans prior to March 1999 was due to refinancing. The demand for refinanced mortgage loans dramatically decreased with the rise in interest rates. Most of the mortgage loans originated during late 1999 and 2000 were for the purchase of new or existing homes. The above mentioned decreases were offset slightly by increases in financial advisory income, service charges on deposit accounts and income from investments in Enterprise Merchant Banc, LLC. Financial advisory income was $97,308 for the three month ended March 31, 2000 as compared to $0 for the same period in 1999. The Company began offering financial advisory and trust services in October 1998 and started generating fees in the second quarter of 1999. Service charges on deposit accounts were $173,149 for the three months ended March 31, 2000, compared to $130,655 for the same period in 1999. The increase in service charges is due to a concerted effort by the Company's management to alter service charges and other fees to stay competitive in the marketplace and an increase in the number of deposit accounts. The increase from Enterprise Merchant Banc, LLC is a result of increased activity and a recent restructuring of that business unit.

NONINTEREST EXPENSE

Noninterest expense was $4.0 million for the three months ended March 31, 2000, compared to $3.1 million for the same period in 1999. Increases in noninterest expenses are primarily due to: 1) increased activity and growth in the trust and financial planning operations started during 1998; 2) an increase in the FDIC insurance expense primarily due to a reclassification of the risk category for the banking subsidiary; and 3) normal increases associated with continued growth. Other noninterest expenses were $1,012,635 for the three months ended March 31, 2000, an increase of $269,972, or 36%, over $742,663 for the three months ended March 31, 1999. This increase is attributed to normal operating expenses associated with growth.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $41 million and $45 million of deposits from the national network with the Company at March 31, 2000 and December 31, 1999, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at March 31, 2000:

           Remaining Maturity                     Amount
------------------------------------------    -------------
                   (Dollars in Thousands)
Three months or less                          $      22,768
Over three through six months                        40,201
Over six through twelve months                        6,394
Over twelve months                                      307
                                              -------------
                                              $      69,670
                                              =============


The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

In March 2000, the Company renewed a $2,500,000 unsecured line of credit from Jefferson Bank and Trust. The line of credit matures on March 31, 2001 and is an interest only note accruing interest at a variable rate of Prime minus 0.50%. There were no amounts outstanding under the line of credit at March 31, 2000.

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:




                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                   For Capital                Prompt Corrective
                                                       Actual                   Adequacy Purposes             Action Provisions
                                                  -------------------           -------------------           -------------------
                                                  Amount        Ratio           Amount        Ratio           Amount        Ratio
                                                  ------        -----           ------        -----           ------        -----

At March 31, 2000:


     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $ 49,065,506     11.69%      $ 33,568,529       8.00%      $ 41,666,712  10.00%
          Enterprise Bank                        $ 42,587,576     10.21%      $ 33,371,765       8.00%      $ 41,420,758  10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $ 44,683,506     10.65%      $ 16,784,264       4.00%      $ 25,000,027   6.00%
          Enterprise Bank                        $ 38,205,576      9.16%      $ 16,685,883       4.00%      $ 24,852,455   6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.               $ 44,068,793      9.08%      $ 14,756,041       3.00%      $ 24,610,401   5.00%
          Enterprise Bank                        $ 38,205,576      7.80%      $ 14,687,468       3.00%      $ 24,479,113   5.00%
At December 31, 1999:
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $ 48,068,793     11.82%      $ 32,538,625       8.00%      $ 40,673,282  10.00%
          Enterprise Bank                        $ 41,215,654     10.22%      $ 32,253,615       8.00%      $ 40,317,018  10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.               $ 43,833,793     10.78%      $ 16,269,313       4.00%      $ 24,403,969   6.00%
          Enterprise Bank                        $ 36,980,654      9.17%      $ 16,126,807       4.00%      $ 24,190,211   6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.               $ 43,833,793     10.74%      $ 12,248,031       3.00%      $ 20,413,385   5.00%
          Enterprise Bank                        $ 36,980,654      9.09%      $ 12,201,701       3.00%      $ 20,336,168   5.00%

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

                           PART II - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a).     Exhibits.


         Exhibit
         Number          Description
         --------        -----------
         10.1 (1)        Enterbank Holdings, Inc. Deferred Compensation Plan I

         10.2 Agreement and Plan of Merger dated January 5, 2000 between Enterbank Holdings, Inc. and Commercial Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999 (File No. 000-24131))

         11.1 (1)        Statement regarding computation of per share earnings
         27.1 (1)        Financial Data Schedule (EDGAR only)

(b). During the three months ended March 31, 2000, the Registrant filed one current report on form 8-K, dated January 5, 2000, in which the Registrant announced the signing of the Agreement and Plan of Merger (see Exhibit 10.4 above) between Enterbank Holdings, Inc. and Commercial Guaranty Bancshares, Inc.

----------------------
(1) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Clayton, State of Missouri on the 15th day of May, 2000.



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