Form 10-Q
period 2000-06-30
ENTERBANK HOLDINGS INC
filed 2000-08-15
CIK 1025835

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the quarterly period ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

     Commission file number: ___________


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 14, 2000:

     Common Stock, $.01 par value - - 8,970,800 shares outstanding

================================================================================

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                            Page

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements:

        Consolidated Balance Sheets
        At June 30, 2000 and December 31, 1999.................................1

        Consolidated Statements of Income
        Three Months and Six Months Ended June 30, 2000 and 1999...............2

        Consolidated Statements of Comprehensive Income
        Three Months and Six Months Ended June 30, 2000 and 1999...............4

        Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2000 and 1999................................5


        Notes to Consolidated Financial Statements.............................6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................9

    Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk ..20


PART II - OTHER INFORMATION

    Item 4. Submissions of Matters to a Vote of Security Holders..............22

    Item 6.  Exhibits and Reports on Form 8-K.................................23

    Signatures................................................................24

                                 PART I - ITEM 1
                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)

                                                                At June 30,   At December 31,
                         Assets                                    2000            1999
                         ------                                ------------   --------------
Cash and due from banks ....................................   $ 23,509,408    $ 19,354,316
Federal funds sold .........................................     39,950,000      54,825,000
Interest-earning deposits ..................................         23,390             469
Investments in debt and equity securities:
     Trading, at fair value ................................           --           910,000
     Available for sale, at estimated fair value ...........     55,788,330      42,155,542
     Held to maturity, at amortized cost ...................        525,109         679,806
     Capital stock of the Federal Reserve Bank
     and the Federal Home Loan Bank, at cost ...............      2,262,550       1,930,350
                                                               ------------    ------------
          Total investments in debt and equity securities ..     58,575,989      45,675,698
                                                               ------------    ------------
Loans held for sale ........................................      4,954,690       1,438,335
Loans, less unearned loan fees .............................    518,614,637     480,891,481
     Less allowance for loan losses ........................      7,244,879       6,758,222
                                                               ------------    ------------
          Loans, net .......................................    511,369,758     474,133,259
                                                               ------------    ------------
Other real estate owned ....................................        396,072         438,072
Office equipment and leasehold improvements ................      8,174,079       7,982,725
Accrued interest receivable ................................      3,737,045       3,555,615
Investment in Enterprise Merchant Banc LLC .................      2,162,282         572,009
Investment in Enterprise Fund, L.P. ........................        574,486         546,710
Goodwill ...................................................      2,373,388       2,468,671
Prepaid expenses and other assets ..........................      4,263,391       4,152,610
                                                               ------------    ------------
               Total assets ................................   $660,063,978    $615,143,489
                                                               ============    ============

            Liabilities and Shareholders' Equity
Deposits:
     Demand ................................................   $ 79,935,113    $ 75,045,703
     Interest-bearing transaction accounts .................     48,567,247      48,414,208
     Money market accounts .................................    259,167,627     218,135,867
     Savings ...............................................      7,226,757       7,631,671
     Certificates of deposit:
          $100,000 and over ................................     79,710,425      68,224,042
          Other ............................................    113,311,642     124,877,136
                                                               ------------    ------------
               Total deposits ..............................    587,918,811     542,328,627
Guaranteed preferred beneficial interest in

            EBH-subordinated debentures ....................     11,000,000      11,000,000
Federal Home Loan Bank advances ............................     10,016,677      11,116,830
Federal funds purchased ....................................           --         1,300,000
Accrued interest payable ...................................      1,422,449       1,292,155
Accounts payable and accrued expenses ......................        405,704       1,062,281
                                                               ------------    ------------
               Total liabilities ...........................    610,763,641     568,099,893
                                                               ------------    ------------
Shareholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
     shares; issued and outstanding 8,968,100 shares .......         89,681         89,369
     at June 30, 2000, 8,936,930 shares at December 31, 1999
     Surplus ...............................................     34,900,269      34,744,120
     Retained earnings .....................................     14,727,314      12,622,630
     Accumulated other comprehensive loss ..................       (416,927)       (412,523)
                                                               ------------    ------------
               Total shareholders' equity ..................     49,300,337      47,043,596
                                                               ------------    ------------
               Total liabilities and shareholders' equity ..   $660,063,978    $615,143,489
                                                               ============    ============

           See accompanying notes to consolidated financial statements

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)

                                                   Three months ended               Six months ended
                                                        June 30,                        June 30,
                                                   2000           1999            2000           1999
                                               ------------   ------------    ------------   ------------
Interest income:
    Interest and fees on loans .............   $ 12,087,774   $  8,870,871    $ 23,153,173   $ 17,005,778
    Interest on debt securities:
          Taxable ..........................        877,914        500,677       1,608,280       1,083,579
          Nontaxable .......................          8,841          9,296          18,434          23,302
    Interest on federal funds sold .........        639,853        186,798       1,370,788         487,633
    Interest on interest earning deposits...            222             --             374             137
                                               ------------   -------------   ------------    ------------
               Total interest income .......     13,614,604      9,567,642      26,151,049      18,600,429
                                               ------------   -------------   ------------    ------------
 Interest expense:
    Interest-bearing transaction accounts ..        210,274        201,547         412,601         394,595
    Money market accounts ..................      3,130,159      1,931,035       5,854,846       3,804,028
    Savings ................................         45,558         45,961          89,538          88,413
    Certificates of deposit:
          $100,000 and over ................        981,884        625,389       1,945,648       1,252,059
          Other ............................      1,796,264      1,152,864       3,554,942       2,354,022
      Other borrowed funds .................        145,400        147,602         280,994         278,461
      Guaranteed preferred beneficial
          interest in EBH-subordinate
          debentures expense ...............        260,192             --         526,065              --
                                               ------------   -------------   ------------    ------------
               Total interest expense ......      6,569,731      4,104,398      12,664,634       8,171,578
                                               ------------   -------------   ------------    ------------
               Net interest income .........      7,044,873      5,463,244      13,486,415      10,428,851
 Provision for loan losses .................        328,006        202,545         548,442         377,545
                                               ------------   -------------   ------------    ------------
               Net interest income after
               provision for loan losses ...      6,716,867      5,260,699      12,937,973      10,051,306
                                               ------------   -------------   ------------    ------------
 Noninterest income:
     Service charges on deposit accounts ...        290,711        288,952         594,938         537,580
     Financial advisory income .............        209,059         42,272         306,367          55,434
     Investment banking and consulting fees.         63,000            500          64,500          88,872
     Gain on sale of trading security ......             --             --             500              --
     Other service charges and fee income ..        112,814         86,230         201,683         212,399
     Gain on sale of mortgage loans ........        114,024        171,102         194,791         506,527
     Income (loss) from investment in
        Enterprise Merchant Banc LLC .......         (6,277)            --          23,835              --
     Gain (loss) on investment in
        Enterprise Fund, L.P. ..............          9,761         (3,645)         27,776           2,811
                                               ------------   -------------   ------------    ------------
              Total noninterest income .....        793,092        585,411       1,414,390       1,403,623
                                               ------------   -------------   ------------    ------------
 Noninterest expense:
     Salaries ..............................      2,598,296      2,080,347       5,029,890       4,127,953
     Payroll taxes and employee benefits ...        554,924        440,652       1,106,029         897,336
     Occupancy .............................        388,620        334,226         759,148         653,233
     Furniture and equipment ...............        197,311        165,431         384,298         327,468
     Data processing .......................        187,409        162,125         354,311         315,979
     Amortization of goodwill ..............         47,641         47,652          95,282          95,293
     Other .................................      1,460,488      1,133,096       2,903,882       2,132,186
                                               ------------   ------------    ------------    ------------
               Total noninterest expense....      5,434,689      4,363,529      10,632,840       8,549,448
                                               ------------   ------------    ------------    ------------
               Income before income tax
               expense......................      2,075,270      1,482,581       3,719,523       2,905,481
 Income tax expense ........................        800,704        550,014       1,435,764       1,067,539
               Income before cumulative
               effect of a change in
               accounting principle ........   $  1,274,566   $    932,567    $  2,283,759    $  1,837,942
                                               ============   ============    ============    ============
Cumulative effect on prior years of a
     change in asset classification ........             --        121,491              --         121,491
                                               ------------   -------------   ------------    ------------
               Net income ..................   $  1,274,566   $  1,054,058    $  2,283,759    $  1,959,433
                                               ============   =============   ============    ============

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
             Consolidated Statements of Income (unaudited) continued

                                                   Three months ended               Six months ended
                                                        June 30,                        June 30,
                                                   2000           1999            2000            1999
                                               ------------   -------------   ------------    ------------
Per share amounts
    Basic earnings per share:
         Income before cumulative effect of
              change in accounting
              principle ....................   $       0.14   $        0.11   $       0.26    $       0.21
         Cumulative effect on prior years
              of a change in asset
              classification ...............             --            0.01             --            0.01
                                               ------------   -------------   ------------    ------------
                   Net income ..............   $       0.14   $        0.12   $       0.26    $       0.22
                                               ============   =============   ============    ============
              Basic weighted average common
                   shares outstanding ......      8,963,903       8,962,179      8,954,625       8,952,571

    Diluted earnings per share:
         Income before cumulative effect of
              a change in accounting
              principle ....................   $       0.13   $        0.10   $       0.24    $       0.20
         Cumulative effect on prior years of
              a change in asset
              classification ...............             --            0.01             --            0.01
                                               ------------   -------------   ------------    ------------
                   Net income ..............   $       0.13   $        0.11   $       0.24    $       0.21
                                               ============   =============   ============    ============
         Diluted weighted average common
              shares outstanding ...........      9,674,051       9,569,497      9,675,854       9,514,770


 See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (unaudited)

                                                 Three months ended June 30,    Six months ended June 30,
                                                     2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
Net income ...................................   $ 1,274,566    $ 1,054,058    $ 2,283,759    $ 1,959,433
Other comprehensive income (loss), before tax:
    Unrealized gains (losses) on securities:
         Unrealized holding gains (losses)
              arising during period ..........        44,924       (304,138)        (6,673)      (367,600)
                                                 -----------    -----------    -----------    -----------
Other comprehensive income (loss) before tax..        44,924       (304,138)        (6,673)      (367,600)
Income tax (expense) benefit related to
    items of other comprehensive income ......       (15,274)       103,407          2,269        124,984
                                                 -----------    -----------    -----------    -----------
Other comprehensive income (loss), net of
    taxes ....................................        29,650       (200,731)        (4,404)      (242,616)
                                                 -----------    -----------    -----------    -----------
Comprehensive income .........................   $ 1,304,216    $   853,327    $ 2,279,355    $ 1,716,817
                                                 ===========    ===========    ===========    ===========

 See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                                          Six months ended June 30,
                                                                            2000            1999
                                                                        ------------    ------------
Cash flows from operating activities:
     Net income .....................................................   $  2,283,759    $  1,959,433
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Cumulative  effect of change in accounting  principle
                    net of tax ......................................             --        (121,491)
               Depreciation and amortization ........................        637,533         588,495
               Provision for loan losses ............................        548,442         377,545
               Gain on sale of trading security .....................           (500)           --
               Net accretion of debt and equity securities ..........        (94,265)       (169,514)
               Income on investment in Enterprise Fund, L.P. ........        (27,776)         (2,811)
               Income from investment in Enterprise Merchant Banc LLC        (23,835)           --
               Mortgage loans originated ............................    (19,894,466)    (34,724,575)
               Proceeds from mortgage loans sold ....................     16,572,902      38,691,938
               Gain on sale on mortgage loans .......................       (194,791)       (506,527)
               Increase in accrued interest receivable ..............       (181,430)       (384,844)
               Increase in accrued interest payable .................        130,294         124,219
               Other, net ...........................................       (753,089)       (276,143)
                                                                        ------------    ------------
                    Net cash provided by (used in) operating
                          activities ................................       (997,222)      5,555,725
                                                                        ------------    ------------
Cash flows from investing activities:
     Purchases of interest-bearing deposits .........................        (22,921)         (7,084)
     Purchases of available for sale debt securities ................    (18,629,830)    (15,182,055)
     Purchases of available for sale equity securities ..............       (332,200)       (424,100)
     Proceeds from maturities of available for sale debt securities .      5,089,331      47,748,473
     Proceeds from redemptions of available for sale equity
            securities ..............................................             --         119,850
     Proceeds from maturities & principal paydowns on
            held to maturity debt securities ........................        150,000         103,000
     Proceeds from sale of trading security .........................        910,500              --
     Proceeds from sale of other real estate ........................         30,000              --
     Net increase in loans ..........................................    (37,797,521)    (71,698,535)
     Recoveries of loans previously charged off .....................         12,580          29,433
     Purchases of office equipment and leasehold improvements .......       (733,604)       (362,599)
     Investment in Enterprise Merchant Banc LLC .....................     (1,566,438)             --
                                                                        ------------    ------------
                    Net cash used in investing activities ...........    (52,890,103)    (39,673,617)
                                                                        ------------    ------------
Cash flows from financing activities:
     Net increase in non-interest bearing deposit accounts ..........      4,889,410       7,536,356
     Net increase in interest-bearing deposit accounts ..............     40,700,774      24,876,024
     Increase in notes payable ......................................             --       2,250,000
     Decrease in federal funds purchased ............................     (1,300,000)             --
     Increase (decrease) in Federal Home Loan Bank advances .........     (1,100,153)        911,365
     Cash dividends paid ............................................       (179,075)       (142,765)
     Proceeds from the issuance of common stock .....................             --          72,500
     Proceeds from the exercise of common stock warrants and
         common stock options .......................................        156,461          62,674
                                                                        ------------    ------------
                    Net cash provided by financing activities .......     43,167,417      35,566,154
                                                                        ------------    ------------
                    Net increase (decrease) in cash and due from
                        banks .......................................    (10,719,908)      1,448,262
Cash and cash equivalents, beginning of period ......................     74,179,316      49,628,047
                                                                        ------------    ------------
Cash and cash equivalents, end of period ............................   $ 63,459,408    $ 51,076,039
                                                                        ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest ..................................................   $ 12,534,340    $  8,047,359
          Income taxes ..............................................      1,786,000         845,000



See accompanying notes to consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company" or "Enterbank") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000. The consolidated financial statements include the accounts of Enterbank Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 1999 have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2) Merger between Enterbank Holdings, Inc. and Commercial Guaranty Bancshares, Inc.

     On June 23, 2000 the Company completed the merger transaction between Commercial Guaranty Bancshares, Inc. ("CGB"), the bank holding company for First Commercial Bank, N.A., headquartered in Overland Park, Kansas, and Enterbank Holdings, Inc. The Company issued 1,794,264 shares of its common stock in exchange for 100% of the outstanding common stock of CGB. The merger was a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests; therefore, all recorded amounts have been restated to reflect this acquisition.

     Following are the total assets, net income, net interest income,  basic and
     diluted   earnings  per  share  for  the  Company  and  CGB  prior  to  the restatement:

                                                              As of or for the
                                                                three months
                                                            ended March 31, 2000
                                                            --------------------
Enterbank Holdings, Inc.
          Total assets ...................................      $500,354,950
          Net income .....................................           847,163
          Net interest income
                                                                   5,070,639
          Basic earnings per share
                                                                        0.12
          Diluted earnings per share .....................                 $
                                                                        0.11

Commercial Guaranty Bancshares, Inc. .....................
          Total assets ...................................      $128,927,655
          Net income .....................................           162,030
          Net interest income
                                                                   1,370,903
          Basic earnings per share
                                                                        0.19
          Diluted earnings per share .....................      $       0.19


(3)  Segment Disclosure

     To help Enterbank more effectively manage the new geographic area in which it operates, management has taken a new approach in evaluating the individual banking units. Enterbank has taken a regional management approach since the merger with CGB took place. All earlier periods have been restated to reflect this change in management evaluation. Those regions are evaluated separately on their individual performance, as well as their contribution to Enterbank as a whole. The majority of the activity for the Kansas City region occurs in First Commercial Bank, N.A., while the majority of the activity for the St. Louis region occurs in Enterprise Bank. These banks provide a full range of commercial banking services. These services include, but are not limited to: loans, demand and interest earning deposits, safe deposit boxes, lock boxes, and cash management services. The St. Louis region includes Enterprise Financial Advisors, which provides financial planning and trust services.

Balance sheet information:

                                                   At June 30, 2000
                                      ------------------------------------------
                                        St. Louis     Kansas City
                                         Region         Region          Total
                                      ------------   ------------   ------------
Investment securities                 $ 39,519,394   $ 19,056,595   $ 58,575,989
Loans, less unearned loan fees         518,614,637    415,626,184    102,988,453
Total assets                           660,063,978    526,995,950    133,068,028
Deposits                               587,918,811    472,831,388    115,087,423
Shareholder's equity                  $ 34,594,430   $ 14,705,907   $ 49,300,337
                                      ============   ============   ============

                                                   At June 30, 1999
                                      ------------------------------------------
                                        St. Louis     Kansas City
                                         Region         Region          Total
                                      ------------   ------------   ------------
Investment securities                 $ 16,209,470   $ 16,597,455   $ 32,806,925
Loans, less unearned loan fees         426,510,021    338,633,956     87,876,065
Total assets                           525,900,080    410,450,733    115,449,347
Deposits                               465,615,450    369,334,273     96,281,177
Shareholder's equity                  $ 30,789,659   $ 15,225,157   $ 46,014,816
                                      ============   ============   ============



Income statement information:

                                           Three months ended June 30, 2000
                                      ------------------------------------------
                                        St. Louis     Kansas City
                                         Region         Region          Total
                                      ------------   ------------   ------------
Interest income                       $  10,943,567  $  2,671,037   $ 13,614,604
Interest expens                           5,380,030     1,189,701      6,569,731
                                      -------------  ------------   ------------
Net interest margin                       5,563,537     1,481,336      7,044,873
Provision for loan losses                   253,006        75,000        328,006
Noninterest income                          521,802       271,290        793,092
Noninterest expenses                      4,171,622     1,263,067      5,434,689
                                      -------------  ------------   ------------
Income before income tax expense          1,660,711       414,559      2,075,270
Income tax expense                          644,131       156,573        800,704
                                      -------------  ------------   ------------
Net income                            $   1,016,580  $    257,986   $  1,274,566
                                      =============  ============   ============

                                            Six months ended June 30, 2000
                                      ------------------------------------------
                                        St. Louis     Kansas City
                                         Region         Region          Total
                                      ------------   ------------   ------------
Interest income                       $ 21,010,302   $  5,140,747   $ 26,151,049
Interest expense
                                        10,376,126      2,288,508     12,664,634
                                      ------------   ------------   ------------
Net interest margin                     10,634,176     2,852,239    13,486,415
Provision for loan losses                  398,442       150,000       548,442
Noninterest income                         959,623       454,767     1,414,390
Noninterest expenses                     8,158,133     2,474,707    10,632,840
                                      ------------   ------------   ------------
Income before income tax expense         3,037,224       682,299     3,719,523
Income tax expense                       1,173,481       262,283     1,435,764
                                      ------------   ------------   ------------
Net income                            $  1,863,743   $    420,016   $  2,283,759
                                      ============   ============   ============

As demonstrated in the table, the St. Louis region accounts for 80% of Enterbank's assets as of June 30, 2000 and contributes 80% and 82% of the income to the Company for the three months and six months ended June 30, 2000, respectively. Enterprise Bank was founded in May of 1988. The Kansas region was acquired through the merger with CGB on June 23, 2000. CGB was founded in March of 1995.

Total assets in the St. Louis region and the Kansas region grew by 28% and 15% respectively, during the twelve months ended June 30, 2000. Assets of the combined entity grew by 26% during that same period.


                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to: the effect that changes in interest rates and cost of funds have on earnings and assets, the level of loan defaults and delinquencies, the ability to successfully grow and realize profits from commercial banking operations and strategic non-banking lines of business, concentrations of loans in two geographic areas, the ability to retain key personnel, the degree and nature of competition, and changes in government regulation of business, as well as those factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


                                  INTRODUCTION

The discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999 and the year ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


                              FINANCIAL CONDITION

Total assets at June 30, 2000 were $660 million, an increase of $45 million, or 7%, over total assets of $615 million at December 31, 1999. Loans and leases, net of unearned loan fees, were $519 million, an increase of $38 million, or 8%, over total loans and leases of $481 million at December 31, 1999. The increase in loans is in part attributed to the Company's investment in additional business development officers. Federal funds sold and investment securities were $99 million, a decrease of $2 million, from total federal funds sold and investment securities of $101 million at December 31, 1999. The decrease resulted from the shift in earning assets from short-term investments to loans during the first six months of 2000.

Total deposits at June 30, 2000 were $588 million, an increase of $46 million, or 8% over total deposits of $542 million at December 31, 1999. The increase in deposits is primarily attributed to the addition of several business development officers.

Total shareholders' equity at June 30, 2000 was $49.3 million, an increase of $2.3 million over total shareholders' equity of $47 million at December 31, 1999. The increase in equity is due to net income of $2.3 million for the six months ended June 30, 2000, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net income was $1,274,566 for the three month period ended June 30, 2000, an increase of 21% over net income of $1,054,058 for the same period in 1999. Basic earnings per share for the three month periods ended June 30, 2000 and 1999 was $0.14 and $0.12, respectively. Diluted earnings per share for the three month periods ended June 30, 2000 and 1999 were $0.13 and $0.11, respectively.


NET INTEREST INCOME

Net interest income (on a tax equivalent basis) was $7.1 million, or 4.64% of average interest-earning assets, for the three months ended June 30, 2000, compared to $5.5 million, or 4.76% of average interest-earning assets, for the same period in 1999. The $1,595,000, or 29%, increase in net interest income for the three months ended June 30, 2000 resulted primarily from a $151 million increase in average interest-earning assets to $613 million, from $463 million during the same period in 1999. The increase in interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average interest-earning assets increased to 8.95% for the three month period ended June 30, 2000 compared to 8.32% for the three month period ended June 30, 1999. The increase in asset yield was primarily due to a 1.25% increase in the prime rate since July of 1999 and a general increase in average yields on loans and investment securities. The increase in asset yield was also attributed to a change in the mix of assets from noninterest-earning assets to interest-earning assets. Interest-earning assets increased to 94.96% of total assets for the three months ended June 30, 2000 from 93.24% for the same period in 1999. The increase in net interest income was offset by a $131 million increase in average interest-bearing liabilities to $517 million for the three months ended June 30, 2000 from $386 million during the same period in 1999. The yield on interest-bearing liabilities increased to 5.11% for the three months ended June 30, 2000 compared to 4.27% for the same period in 1999. This increase is primarily attributed to the above mentioned increases in the prime rate and the addition of $11 million in a guaranteed preferred beneficial interest in EBH-subordinated debentures. The increase in the interest paid on interest-bearing liabilities was also attributed to a change in the mix of liabilities from lower cost liabilities, such as interest-bearing transaction accounts and savings accounts to higher cost liabilities, such as money market accounts and certificates of deposit. Total interest-bearing liabilities increased to 80.04% of total average assets for the three months ended June 30, 2000 from 77.78% for the same period in 1999. This increase is attributed to the above mentioned guaranteed preferred beneficial interest in EBH-subordinated debentures and an increase in money market accounts and certificates of deposit.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended June 30, 2000 and 1999:

                                                                          Three Months Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                            2000                                             1999
                                         -------------------------------------------      ------------------------------------------
                                                    Percent       Interest  Average                  Percent      Interest   Average
                                         Average    of Total      Income/   Yield/        Average    of Total     Income/    Yield/
                                         Balance    Assets        Expense    Rate         Balance     Assets      Expense     Rate
                                         --------   --------      --------  --------      ---------  ---------    --------  --------
                                                                          (Dollars in Thousands)
Assets
Interest-earning assets:
     Loans (1)                          $ 513,600     79.51%     $  12,123     9.49%     $ 409,609     82.57%    $   8,893     8.71%
     Taxable investments in debt
         securities                        57,409      8.89            878     6.15         35,935      7.24           501     5.59
     Non-taxable investments in
         debt securities (2)                  679      0.11             13     7.93            879      0.18            12     5.66
     Federal funds sold                    41,676      6.45            640     6.17         16,124      3.25           187     4.65
     Interest-earning deposits                 22        --             --     4.03             10        --            --     1.71
                                        ---------    ------      ---------   ------      ---------    ------     ---------   ------
Total interest-earning assets             613,386     94.96         13,654     8.95        462,557     93.24         9,593     8.32
Non interest-earning assets:
     Cash and due from banks               19,195      2.97                                 20,662      4.17
     Office equipment and
         leasehold improvements             8,168      1.26                                  7,988      1.61
     Minority interest in EMB LLC             845      0.13
     Prepaid expenses and other
         assets                            11,460      1.78                                  9,523      1.92
     Allowance for possible loan
         losses                            (7,105)    (1.10)                                (4,643)    (0.94)
                                        ---------    ------                              ---------    ------
     Total assets                       $ 645,949    100.00%                             $ 496,087    100.00%
                                        =========    ======                              =========    ======

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
     Interest-bearing transaction
         accounts                       $  49,304      7.63%     $     211     1.72%     $  45,444      9.16%    $     202     1.78%
     Money market accounts                246,831     38.21          3,130     5.10        183,203     36.93         1,931     4.23
     Savings                                7,097      1.10             46     2.58          7,122      1.44            46     2.58
     Certificates of deposit              191,654     29.67          2,778     5.83        138,115     27.84         1,778     5.16
     Borrowed funds                        11,145      1.73            145     5.25         11,956      2.41           147     4.93
     Guaranteed preferred beneficial
         interest In EBH-subordinated
         debentures                        11,000      1.70            260     9.51             --        --            --       --
                                        ---------    ------      ---------   ------      ---------    ------     ---------   ------
Total interest-bearing liabilities        517,031     80.04          6,570     5.11        385,840     77.78         4,104     4.27
Noninterest-bearing liabilities:
     Demand deposits                       77,595     12.01                                 62,983     12.70
     Other liabilities                      2,102      0.33                                  1,468      0.29
     Total liabilities                    596,728     92.38                                450,291     90.77
     Shareholders' equity                  49,221      7.62                                 45,796      9.23
                                        ---------    ------                              ---------    ------
     Total liabilities and
         shareholders' equity           $ 645,949    100.00%                             $ 496,087    100.00%
                                        =========    ======                              =========    ======
Net interest income                                              $   7,084                                       $   5,489
                                                                 =========                                       =========
Net interest margin                                                            4.64%                                           4.76%
                                                                             ======                                          ======


(1) Average balances includeThe income on such loans is included in interest but is recognized only upon receipt. non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.

     Loan fees included in interest income are approximately $313,000 and $312,000, for 2000 and 1999, respectively.

(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

        RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income was $2,283,759 for the six month period ended June 30, 2000, an increase of 17% over net income of $1,959,433 for the same period in 1999. Basic earnings per share for the six month periods ended June 30, 2000 and 1999 were $0.26 and $0.22, respectively. Diluted earnings per share for the six month periods ended June 30, 2000 and 1999 were $0.24 and $0.21, respectively.


NET INTEREST INCOME

Net interest income, presented on a tax equivalent basis, was $13.5 million, or 4.52% of average interest-earning assets, for the six months ended June 30, 2000, compared to $10.5 million, or 4.66% of average interest-earning assets, for the same period in 1999. The $3.0 million, or 29% increase, in net interest income for the six months ended June 30, 1999 resulted primarily from a $147 million increase in average interest-earning assets to $600 million, from $454 million during the same period in 1999. The increase in interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average interest-earning assets increased to 8.76% for the six month period ended June 30, 2000 compared to 8.29% for the six month period ended June 30, 2000. The increase in asset yield was primarily due to 1.25% increase in the prime rate, as well as, a change in the mix of assets from noninterest-earning assets to interest-earning assets. Interest-earning assets increased to 94.92% of total assets for the six months ended June 30, 2000 from 92.62% for the same period in 1999. The increase in net interest income was offset by a $127 million increase in average interest-bearing liabilities to $508 million for the six months ended June 30, 2000 from $381 million during the same period in 1999. The yield on interest-bearing liabilities increased to 5.02% for the six months ended June 30, 2000 compared to 4.33% for the same period in 1999. This increase is primarily attributed to the above mentioned increases in the prime rate and the addition of $11 million in a guaranteed preferred beneficial interest in EBH-subordinated debentures in 1999. The increase in the interest paid on interest-bearing liabilities was also attributed to a change in the mix of liabilities. Total interest-bearing liabilities increased to 80.28% of total average assets for the six months ended June 30, 2000 from 77.68% for the same period in 1999. This increase is attributed to the above mentioned guaranteed preferred beneficial interest in EBH-subordinated debentures and an increase in money market accounts and certificates of deposit.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the six month periods ended June 30, 2000 and 1999:

                                                                          Six Months Ended June 30,
                                                              2000                                           1999
                                          ------------------------------------------    --------------------------------------------
                                                       Percent   Interest    Average                  Percent    Interest    Average
                                          Average     of Total   Income/      Yield/    Average      of Total    Income/      Yield/
                                          Balance      Assets    Expense       Rate     Balance       Assets     Expense       Rate
                                          -------      ------    -------       ----     -------       ------     -------       ----
ASSETS                                                                     (Dollars in Thousands)
Interest-earning assets:
     Loans (1)                           $ 500,108     79.05%    $ 23,160      9.31%    $ 392,956      80.17%    $  17,052     8.75%
     Taxable investments in debt
     securities                             52,697      8.33        1,608      6.14        38,972       7.95         1,084     5.61
     Non-taxable  investments  in  debt
     securities (2)                            735      0.12           28      7.64           919       0.19            31     6.80
     Federal funds sold                     46,935      7.42        1,371      5.87        21,117       4.31           488     4.66
     Interest-earning deposits                  18        --           --      4.13            13         --            --     3.27
                                         ---------     -----     --------               ---------      -----     ---------
Total interest-earning assets              600,493     94.92       26,167      8.76       453,977      92.62        18,655     8.29
Noninterest-earning assets:
     Cash and due from banks                19,216      3.04                               23,314       4.76
     Office   equipment  and  leasehold
     improvements                            8,163      1.29                                8,023       1.64
     Prepaid expenses and other assets      11,609      1.84                                9,382       1.91
     Allowance for possible loan losses     (6,871)    (1.09)                              (4,570)     (0.93)
                                         ---------    ------                            ---------     ------
     Total assets                        $ 632,610    100.00%                           $ 490,126     100.00%
                                         =========    ======                            =========     ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing transaction
     accounts                              $48,245      7.63%    $    412      1.72%    $  44,303       9.04%    $     395     1.80%
     Money market accounts                 237,789     37.59        5,855      4.95       180,049      36.74         3,804     4.26
     Savings                                 6,960      1.10           90      2.59         6,890       1.41            89     2.60
     Certificates of deposit               192,981     30.51        5,501      5.73       138,380      28.23         3,606     5.25
     Borrowed funds                         10,858      1.72          281      5.20        11,101       2.26           278     5.05
     Guaranteed preferred beneficial
     interests
        In EBH-subordinated debentures      11,000      1.73          526      9.62            --         --            --       --
Total interest-bearing liabilities         507,833     80.28       12,665      5.02       380,723      77.68         8,172     4.33
Noninterest-bearing liabilities:
     Demand deposits                        74,354     11.75                               62,355      12.72
     Other liabilities                       1,691      0.27                                1,706       0.35
                                         ---------    ------                            ---------     ------
     Total liabilities                     583,878     92.30                              444,784      90.75
     Shareholders' equity                   48,732      7.70                               45,342       9.25
                                         ---------    ------                            ---------     ------
     Total liabilities and
     shareholders' equity                $ 632,610    100.00%                           $ 490,126     100.00%
                                         =========    ======                            =========     ======
Net interest income                                              $ 13,502                                        $  10,483
                                                                 ========                                        =========
Net interest margin                                                            4.52%                                           4.66%
                                                                               ====                                            ====

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $604,000 and $589,000 for 2000 and 1999, respectively.

(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $328,000 and $548,000 for the three month and six month periods ended June 30, 2000, respectively, compared to $203,000 and $378,000 for the same periods in 1999. The Company's asset quality remained strong with net charge offs of $61,000 for the six months ended June 30, 2000 compared to net charge offs of $87,000 for the same period in 1999. Loan growth remained strong during the first six months of 2000. The Company increased its allowance for loan losses for the six months ended June 30, 2000 by charging $548,000 to the provision for loan losses. The increase in provision for loan losses during the first six months of 2000 as compared to the same period in 1999 was due to an increase in loans outstanding and an increase of $527,000 in nonperforming loans.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

                                                                     Six Months Ended June 30,
                                                                      2000              1999
                                                                   ---------         ---------
                                                                      (Dollars in Thousands)
Allowance at beginning of year                                     $   6,758         $   4,430
                                                                   ---------         ---------
Loans charged off:
     Commercial and industrial                                            64                84
     Real estate:
          Commercial                                                      --                --
          Construction                                                    --                --
          Residential                                                     --                --
     Consumer and other                                                   10                32
                                                                   ---------         ---------
     Total loans charged off                                              74               116
                                                                   ---------         ---------
Recoveries of loans previously charged off:
     Commercial and industrial                                             4                 3
     Real estate:
          Commercial                                                       3                --
          Construction                                                    --                --
          Residential                                                      1                 4
     Consumer and other                                                    5                22
                                                                   ---------         ---------
     Total recoveries of loans previously charged off                     13                29
                                                                   ---------         ---------
Net loans charged off                                                     61                87
                                                                   ---------         ---------
Provisions charged to operations                                         548               378
                                                                   ---------         ---------
Allowance at end of period                                         $   7,245         $   4,721
                                                                   =========         =========
Average loans                                                      $ 500,108         $ 392,956
Ending total loans                                                 $ 518,615         $ 426,510
Ending nonperforming loans                                         $   2,101         $   1,574
Net charge offs to average loans                                        0.01%             0.02%
Allowance for loan losses to total loans                                1.40%             1.11%

The Company's credit management policy and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits, and regulatory bank examinations. The system requires rating all loans at the time they are made.

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

The Company does not engage in foreign lending. The Company does not have a material amount of interest-bearing assets which would have been included in non-accrual, past due, or restructured loans if such assets were loans.

Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to increase the allowance for possible loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

While the Company has benefited from very low historical net charge offs during an extended period of rapid loan growth, management remains cognizant that historical loan loss and non-performing asset experience may not be indicative of future results. Were the experience to deteriorate, and additional provisions for loan losses required, future operational results would be negatively impacted. Both management and the Board of Directors continually monitor changes in asset quality, market conditions, concentration of credit, and other factors, all of which impact the credit risk associated with the Company's loan portfolio. Currently, the Company has over $1 million in the allowance for loan losses for specific non-accrual loans. The Kansas region is currently implementing a credit management policy and loan review procedure consistent with the St. Louis region.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                       June 30,           December 31,
                                                         2000                1999
                                                      ----------          ----------
                                                          (Dollars in Thousands)
Non-accrual loans                                     $    2,008          $    2,485
Loans past due 90 days or more
     and still accruing interest                              93                  74
Restructured loans                                            --                  --
                                                      ----------          ----------
     Total nonperforming loans                             2,101               2,559
Foreclosed property                                          396                 438
                                                      ----------          ----------
Total non-performing assets                           $    2,497          $    2,997
                                                      ==========          ==========
Total assets                                          $  660,064          $  615,143
Total loans, less unearned loan fees                  $  518,615          $  480,891
Total loans plus foreclosed property                  $  519,011          $  481,329
Nonperforming loans to loans                                0.41%               0.53%
Nonperforming assets to loans plus
     foreclosed property                                    0.48%               0.62%
Nonperforming assets to total assets                        0.38%               0.49%

NONINTEREST INCOME

Noninterest income was $793,000 and $1,414,000 for the three month and six month periods ended June 30, 2000 respectively, compared to $585,000 and $1,404,000 for the same periods in 1999. The increase is primarily attributed to financial advisory income and investment banking and consulting fees. Financial advisory income was $209,000 and $306,000 for the three month and six month periods ended June 30, 2000, respectively, as compared to $42,000 and 55,000 for the same periods in 1999. The Company began offering financial advisory and trust services in October 1998 and started generating fees in the second quarter of 1999. Investment banking and consulting fees were $63,000 and $64,500 for the three month and six month periods ended June 30, 2000, respectively, as compared to $500 and $89,000 for the same perods in 1999. The Kansas City region provides investment banking services to corporations, non affiliated financial institutions, and high net worth individuals. The fees are a result of closing investment banking transactions. The above mentioned increases were offset by a $57,000 and $312,000 decrease in the gain on the sale of mortgage loans for the three month and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. This decrease is due to rising interest rates during the last six months of 1999 and the first six months of 2000. Over half of the gain on sale of mortgage loans for the three and six month periods ended June 30, 1999 was due to refinancing of mortgages. Mortgage loan refinancings have dramatically decreased with the rise in interest rates.

NONINTEREST EXPENSE

Noninterest expense was $5.4 million and $10.6 million for the three month and six month periods ended June 30, 2000, respectively, compared to $4.4 million and $8.5 million for the same periods in 1999. The increase is primarily due to increases in salaries, payroll taxes and employee benefits, occupancy expense, and furniture and equipment expense and other operating expenses. Increases in salaries, payroll taxes and employee benefits, occupancy expense, furniture and equipment expenses are primarily due to: 1) increased activity and growth in financial advisory operations started during 1998, 2) the investment in several additional new business development officers, and 3) normal increases associated with growth. Other noninterest expenses were $1,460,488 and $2,903,882 for the three month and six month periods ended June 30, 1999, respectively, an increase of $327,392, or 29%, and $771,696 or 36% over the three month and six month periods ended June 30, 2000. The Company recently implemented an Internet banking business and check imaging system for enhanced customer service. Both programs increased noninterest expenses for the three and six month periods ended June 30, 2000. During the six month period ended June 30, 2000, the Company expensed approximately $450,000 in legal, accounting, travel and other costs related to the merger completed in June 2000. The remaining increase is attributed to normal operating expenses associated with growth.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. Management has pursued privately held businesses that desire a close working relationship with a locally managed, full service bank. Due to the relationships developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over five years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $36 million and $45 million of deposits from the national network with the Company at June 30, 2000 and December 31, 1999, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at June 30, 2000:

        Remaining Maturity                        Amount
        ------------------                    -------------
      (Dollars in Thousands)
Three months or less                          $      26,577
Over three through six months                        41,643
Over six through twelve months                        7,919
Over twelve months                                    3,571
                                              -------------
                                              $      79,710
                                              =============

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

In March 2000, the Company obtained a $2,500,000 unsecured line of credit from Jefferson Bank and Trust. The line of credit matures on March 31, 2001 and is an interest only note accruing interest at a variable rate of prime minus 0.50%. There were no amounts outstanding under the line of credit at June 30, 2000.

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                   For Capital                Prompt Corrective
                                                       Actual                   Adequacy Purposes             Action Provisions
                                                Amount        Ratio           Amount        Ratio           Amount        Ratio
                                             -------------    -----      --------------      ----       -------------      -----
At June 30, 2000:
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $  64,826,559    11.77%     $   44,047,568      8.00%      $  55,059,460      10.00%
          Enterprise Bank                    $  44,430,375    10.08%     $   35,267,121      8.00%      $  44,083,901      10.00%
          First Commercial Bank, N.A.        $  13,049,186    12.17%     $    8,580,240      8.00%      $  10,725,300      10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $  58,343,876    10.60%     $   22,023,784      4.00%      $  33,035,676       6.00%
          Enterprise Bank                    $  39,794,381     9.03%     $   17,633,560      4.00%      $  26,450,341       6.00%
          First Commercial Bank, N.A.        $  11,761,830    10.97%     $    4,290,120      4.00%      $   6,435,180       6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.           $  58,343,876     9.22%     $   18,978,294      3.00%      $  31,630,490       5.00%
          Enterprise Bank                    $  39,794,381     7.95%     $   15,017,760      3.00%      $  25,029,600       5.00%
          First Commercial Bank, N.A.        $  11,761,830     9.12%     $    3,869,481      3.00%      $   6,449,135       5.00%

At December 31, 1999:
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $  61,998,592    12.35%     $   40,168,392      8.00%      $  50,210,490      10.00%
          Enterprise Bank                    $  41,215,654    10.22%     $   32,253,615      8.00%      $  40,317,018      10.00%
          First Commercial Bank, N.A.        $  12,433,484    13.00%     $    7,651,692      8.00%      $   9,564,615      10.00%
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $  55,987,448    11.15%     $   20,084,196      4.00%      $  30,126,294       6.00%
          Enterprise Bank                    $  36,980,654     9.17%     $   16,126,807      4.00%      $  24,190,211       6.00%
          First Commercial Bank, N.A.        $  11,237,842    11.75%     $    3,825,846      4.00%      $   5,738,769       6.00%
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.           $  55,987,448    10.62%     $   15,817,650      3.00%      $  26,362,750       5.00%
          Enterprise Bank                    $  36,980,654     9.09%     $   12,201,701      3.00%      $  20,336,168       5.00%
          First Commercial Bank, N.A.        $  11,237,842     9.54%     $    3,534,322      3.00%      $   5,890,536       5.00%

EFFECT OF INFLATION

Changes in interest rates may have a significant impact on a commercial bank's performance because virtually all assets and liabilities of commercial banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to asset ratio.

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At June 30, 2000, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 200 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables present the scheduled maturity of market risk sensitive instruments at June 30, 2000:

                                                                                                      Beyond 5
                                                                                                    Years or No
                                                                                                       Stated
                              Year 1         Year 2        Year 3       Year 4         Year 5         Maturity          Total
                           ----------        ------        ------       ------         ------         --------      ----------
ASSETS
Securities                 $   31,193        14,258         5,054        1,377            220           6,474       $   58,576
Interest-bearing
    deposits                       23            --            --           --             --              --               23
Federal funds sold             39,950            --            --           --             --              --           39,950
Loans                         340,992        53,961        49,674       46,074         18,444          14,424          523,569
                           ----------        ------        ------       ------         ------          ------       ----------
Total                      $  412,158        68,219        54,728       47,451         18,664          20,898       $  622,118
                           ==========        ======        ======        =====          =====          ======       ==========
LIABILITIES
Savings, NOW, money
    market deposits        $  314,962            --            --           --             --              --       $  314,962
CD's                          164,557        13,327        12,250        1,513          1,249             126          193,022
Guaranteed preferred
beneficial interest
in EBH-subordinated
debentures                         --            --            --           --             --          11,000           11,000
Borrowed funds                     10         5,022            36        4,000             50             899           10,017
                           ----------        ------        ------       ------         ------          ------       ----------
Total                      $  479,529        18,349        12,286        5,513          1,299          12,025       $  529,001
                           ==========        ======        ======        =====          =====          ======       ==========

                                            Average
                                            Interest
                                            Rate for
                                           Six Months
                             Carrying      Ended June       Estimated
                              Value         30, 2000        Fair Value
                           ---------       ----------       ----------
ASSETS
Securities                 $  58,576            6.16%       $  59,381
Interest-earning
    deposits                      23            4.13               23
Federal funds sold            39,950            5.87           39,950
Loans                        523,569            9.31%         535,860
                           ---------                        ---------
Total                      $ 622,118                        $ 635,214
                           =========                        =========
LIABILITIES
Savings, NOW, money
    market deposits        $ 314,962            4.41%       $ 314,962
CD's                         193,022            5.73          193,679
Guaranteed
preferred
beneficial interest
in EBH-subordinated
debentures                    11,000            9.62           12,209
Borrowed funds                10,017            5.20%          10,095
                           ---------                        ---------
Total                      $ 529,001                        $ 530,945
                           =========                        =========

                                PART II - ITEM 4:
              SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders of Enterbank was held on April 19, 2000. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected. There was no solicitation in opposition to management's recommendation to ratify the selection of KPMG LLP as the Company's independent auditors. There were no other matters other than those stated above, and the results of the votes are as follows:

                      PROPOSAL NO. 1: ELECTION OF DIRECTORS

              Director                         For                   Against                 Abstain
              --------                         ---                   -------                 -------
Fred H. Eller                               5,146,368                   0                     3,750
Ronald E. Henges                            5,138,243                   0                     3,750
Kevin C. Eichner                            5,146,368                   0                     3,750
Randall D. Humphreys                        5,069,550                   0                     3,750
Paul R. Cahn                                5,146,368                   0                     3,750
William B. Moskoff                          5,111,398                   0                     3,750
Birch M. Mullins                            5,146,368                   0                     3,750
Robert E. Saur                              5,146,368                   0                     3,750
Paul L. Vogel                               5,146,368                   0                     3,750
Henry D. Warshaw                            5,146,368                   0                     3,750
James L. Wilhite                            5,146,368                   0                     3,750
James A. Williams                           5,146,368                   0                     3,750
Ted C. Wetterau                             5,065,162                   0                     3,750

                 PROPOSAL NO. 2: INDEPENDENT PUBLIC ACCOUNTANTS

Accountants                             For                Against                 Abstain
-----------                             ---                -------                 -------
KPMG LLP                             5,066,039                0                     68,608

SPECIAL MEETING OF SHAREHOLDERS: Notice of the special meeting of shareholders of Enterbank Holdings, Inc. ("the Company") was held on June 20, 2000 for the sole purpose of voting on the principal terms of the Agreement and Plan of Merger between Enterbank Holdings, Inc. and Commercial Guaranty Bancshares, Inc. dated January 5, 2000. Proxies were solicited pursuant to Regulation 14A of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's suggestion to approve the aforementioned Agreement and Plan of Merger. There were no other matters other than those stated above, and the results of the votes are as follows:

                  PROPOSAL NO. 1: AGREEMENT AND PLAN OF MERGER

For                                    Against                   Abstain
---                                    -------                   -------
4,841,943                                 0                       9,700

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K



(a). Exhibits.

     Exhibit
     Number             Description
     ------             -----------
     11.1 (1)          Statement regarding computation of per share earnings

     27.1 (1)          Financial Data Schedule (EDGAR only)

(b). During the three months ended June 30, 2000, the Registrant filed one Current Report on Form 8-K, dated June 28, 2000, in which the Registrant announced the closing and completion of the merger between Enterbank Holdings, Inc. and Commercial Guaranty Bancshares, Inc.

----------
(1)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Clayton, State of Missouri on the 14th day of August 2000.



                                       ENTERBANK HOLDINGS, INC.

                                       By: /s/ Fred H. Eller
                                           ---------------------------------
                                           Fred H. Eller
                                           Chief Executive Officer


                                       By: /s/ James C. Wagner
                                           ---------------------------------
                                           James C. Wagner
                                           Chief Financial Officer