Form 10-Q
period 2000-09-30
ENTERBANK HOLDINGS INC
filed 2000-11-14
CIK 1025835

-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--For the quarterly period ended September 30, 2000

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from              to

       Commission file number: _________________

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
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2000:

    Common Stock, $.01 par value---9,063,052 shares outstanding

-----------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets
      At September 30, 2000 and December 31, 1999                       1

      Consolidated Statements of Income
      Three Months and Nine Months Ended September 30, 2000 and 1999    2

      Consolidated Statements of Comprehensive Income
      Three Months and Nine Months Ended September 30, 2000 and 1999    4

      Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 2000 and 1999                     5

      Notes to Consolidated Financial Statements                        6


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

   Item 3.  Quantitative and Qualitative Disclosures Regarding
            Market Risk-There have been no material changes from the December 31, 1999 Form 10-K

PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                             22

   Signatures                                                           23

                                                 PART I - ITEM 1
                                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets (unaudited)

                                                                           At September 30,      At December 31,
                        Assets                                                   2000                 1999
                                                                           ----------------      ---------------
Cash and due from banks                                                      $ 24,318,046         $ 19,354,316
Federal funds sold                                                             52,875,000           54,825,000
Interest-bearing deposits                                                          14,465                  469
Investments in debt and equity securities:
   Trading, at fair value                                                              --              910,000
   Available for sale, at estimated fair value                                 59,852,027           42,155,542
   Held to maturity, at amortized cost
      (estimated fair value of $565,560 at September 30, 2000
      and $721,851 at December 31, 1999)                                          567,973              679,806
   Capital Stock of the Federal Reserve Bank
      and the Federal Home Loan Bank, at cost                                   2,262,550            1,930,350
                                                                             ------------         ------------
      Total investments in debt and equity securities                          62,682,550           45,675,698
                                                                             ------------         ------------
Loans held for sale                                                             1,488,293            1,438,335
Loans, less unearned loan fees                                                534,513,314          480,891,481
   Less allowance for loan losses                                               6,896,207            6,758,222
                                                                             ------------         ------------
            Loans, net                                                        527,617,107          474,133,259
                                                                             ------------         ------------
Other real estate owned                                                           396,072              438,072
Office equipment and leasehold improvements                                     8,423,204            7,982,725
Accrued interest receivable                                                     4,270,688            3,555,615
Investment in Enterprise Merchant Banc LLC                                      2,287,545              572,009
Investment in Enterprise Fund, L.P.                                               574,812              546,710
Goodwill                                                                        2,325,746            2,468,671
Prepaid expenses and other assets                                               3,418,661            4,152,610
                                                                             ------------         ------------
            Total assets                                                     $690,692,189         $615,143,489
                                                                             ============         ============
   Liabilities and Shareholders' Equity
Deposits:
   Demand                                                                    $ 86,212,309         $ 75,045,703
   Interest-bearing transaction accounts                                       49,447,454           48,414,208
   Money market accounts                                                      274,889,246          218,135,867
   Savings                                                                      7,298,151            7,631,671
   Certificates of deposit:
      $100,000 and over                                                        88,418,408           68,224,042
      Other                                                                   109,759,562          124,877,136
                                                                             ------------         ------------
            Total deposits                                                    616,025,130          542,328,627
Guaranteed preferred beneficial interests in
   EBH subordinated debentures                                                 11,000,000           11,000,000
Federal Home Loan Bank advances                                                 9,978,867           11,116,830
Federal funds purchased                                                                --            1,300,000
Accrued interest payable                                                        1,934,144            1,292,155
Accounts payable and accrued expenses                                             626,152            1,062,281
                                                                             ------------         ------------
            Total liabilities                                                 639,564,293          568,099,893
                                                                             ------------         ------------
Shareholders' equity:
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      9,029,890 shares at September 30, 2000 and
      8,936,930 shares at December 31, 1999                                        90,300               89,369
   Surplus                                                                     35,234,942           34,744,120
   Retained earnings                                                           16,036,959           12,622,630
   Accumulated other comprehensive loss                                          (234,305)            (412,523)
                                                                             ------------         ------------
            Total shareholders' equity                                         51,127,896           47,043,596
                                                                             ------------         ------------
            Total liabilities and shareholders' equity                       $690,692,189         $615,143,489
                                                                             ============         ============
----------------
See accompanying notes to consolidated financial statements.

                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Income (unaudited)
                                                                Three months ended             Nine months ended
                                                                   September 30,                 September 30,
                                                               2000           1999           2000            1999
                                                            -----------    -----------    -----------     -----------
Interest income:
   Interest and fees on loans                               $12,759,978    $ 9,936,728    $35,913,151     $26,942,506
   Interest on debt securities:
      Taxable                                                   939,545        466,766      2,547,825       1,550,345
      Nontaxable                                                  8,798         12,072         27,232          35,374
   Interest on federal funds sold                               837,913        267,679      2,208,701         755,312
   Interest on interest earning deposits                            553            307            927             444
                                                            -----------    -----------    -----------     -----------
            Total interest income                            14,546,787     10,683,552     40,697,836      29,283,981
                                                            -----------    -----------    -----------     -----------
Interest expense:
   Interest-bearing transaction accounts                        202,314        212,735        614,915         607,330
   Money market accounts                                      3,575,317      2,213,316      9,430,163       6,017,344
   Savings                                                       46,971         45,379        136,509         133,792
   Certificates of deposit:
      $100,000 and over                                       1,331,305        662,380      3,276,953       1,914,439
      Other                                                   1,700,427      1,271,128      5,255,369       3,625,150
   Other borrowed funds                                         124,460        186,393        405,454         464,854
   Guaranteed preferred beneficial interest in
      EBH-subordinated debentures expense                       264,244             --        790,309              --
                                                            -----------    -----------    -----------     -----------
            Total interest expense                            7,245,038      4,591,331     19,909,672      12,762,909
                                                            -----------    -----------    -----------     -----------
            Net interest income                               7,301,749      6,092,221     20,788,164      16,521,072
Provision for loan losses                                       214,914        531,146        763,356         908,691
                                                            -----------    -----------    -----------     -----------
            Net interest income after
               provision for loan losses                      7,086,835      5,561,075     20,024,808      15,612,381
                                                            -----------    -----------    -----------     -----------
Noninterest income:
   Service charges on deposit accounts                          291,532        329,494        886,470         867,074
   Financial advisory income                                    283,835        388,379        590,202         443,813
   Realized gain on trading security                                 --             --            500              --
   Other service charges and fee income                         261,704         45,159        527,887         346,430
   Gain on sale of mortgage loans                               158,816        195,691        353,607         702,218
   Income from investment in Enterprise
      Merchant Banc LLC                                          55,813         21,630         79,648          21,630
   Gain (loss) on investment in Enterprise
      Fund, L.P.                                                    326         (2,362)        28,102             449
                                                            -----------    -----------    -----------     -----------
            Total noninterest income                          1,052,026        977,991      2,466,416       2,381,614
                                                            -----------    -----------    -----------     -----------
Noninterest expense:
   Salaries                                                   2,818,623      2,379,944      7,848,513       6,507,897
   Payroll taxes and employee benefits                          625,193        496,845      1,731,222       1,394,181
   Occupancy                                                    384,791        351,967      1,143,939       1,005,200
   Furniture and equipment                                      126,795        185,501        511,093         512,969
   Data processing                                              344,853        149,836        699,164         465,815
   Amortization of goodwill                                      47,642         47,632        142,924         142,925
   Other                                                      1,506,135      1,066,151      4,410,017       3,198,337
                                                            -----------    -----------    -----------     -----------
            Total noninterest expense                         5,854,032      4,677,876     16,486,872      13,227,324
                                                            -----------    -----------    -----------     -----------
            Income before income tax expense                  2,284,829      1,861,190      6,004,352       4,766,671
Income tax expense                                              862,400        692,126      2,298,164       1,759,665
                                                            -----------    -----------    -----------     -----------
            Income before cumulative effect of
               a change in accounting principle             $ 1,422,429     $1,169,064    $ 3,706,188     $ 3,007,006
                                                            ===========    ===========    ===========     ===========
Cumulative effect on prior years of a change in
   asset classification                                              --             --             --         121,491
                                                            -----------    -----------    -----------     -----------
            Net income                                      $ 1,422,429     $1,169,064    $ 3,706,188     $ 3,128,497
                                                            ===========    ===========    ===========     ===========
---------------
See accompanying notes to consolidated financial statements.

                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Income (unaudited), continued
                                                                 Three months ended            Nine months ended
                                                                   September 30,                 September 30,
                                                               2000            1999          2000            1999
                                                            -----------     -----------   -----------     -----------
Per share amounts
   Basic earnings per share:
      Income before cumulative effect of a
         change in accounting principle                     $      0.16     $      0.13   $      0.41     $      0.34
      Cumulative effect on prior years of a
         change in asset classification                     $        --     $        --   $        --     $      0.01
                                                            -----------     -----------   -----------     -----------
               Net income                                   $      0.16     $      0.13   $      0.41     $      0.35
                                                            ===========     ===========   ===========     ===========
      Basic weighted average common shares
         outstanding                                          8,989,253       8,964,784     8,966,252       8,956,685

   Diluted earnings per share:
      Income before cumulative effect of a
         change in accounting principle                     $      0.15     $      0.12   $      0.38     $      0.32
      Cumulative effect on prior years of a
         change in asset classification                     $        --     $        --   $        --     $      0.01
                                                            -----------     -----------   -----------     -----------
               Net income                                   $      0.15     $      0.12   $      0.38     $      0.33
                                                            ===========     ===========   ===========     ===========
      Diluted weighted average common
         shares outstanding                                   9,639,253       9,624,336     9,664,094       9,556,202

---------------
See accompanying notes to consolidated financial statements.

                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                             Consolidated Statements of Comprehensive Income (unaudited)
                                                               Three months ended            Nine months ended
                                                                 September 30,                 September 30,
                                                              2000            1999          2000            1999
                                                           -----------     -----------   -----------     -----------
Net income                                                 $ 1,422,429     $ 1,169,064   $ 3,706,188     $ 3,128,497
Other comprehensive income (loss), before tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
         during period                                        (399,931)        (17,433)      270,027        (385,033)
                                                           -----------     -----------   -----------     -----------
Other comprehensive income (loss), before tax                 (399,931)        (17,433)      270,027        (385,033)
Income tax benefit (expense) related to items of
   other comprehensive income                                  135,976           5,927       (91,809)        130,911
                                                           -----------     -----------   -----------     -----------
Other comprehensive income (loss), net of taxes               (263,955)        (11,506)      178,218        (254,122)
                                                           -----------     -----------   -----------     -----------
Comprehensive income                                       $ 1,158,474     $ 1,157,558   $ 3,884,406     $ 2,874,375
                                                           ===========     ===========   ===========     ===========

---------------
See accompanying notes to consolidated financial statements.

                                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows (unaudited)
                                                                              Nine months ended September 30,
                                                                                 2000                1999
                                                                             ------------        -------------
Cash flows from operating activities:
   Net income                                                                $  3,706,188        $   3,128,497
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of a change in accounting principle                         --             (121,491)
         Depreciation and amortization                                          1,018,142              869,477
         Provision for loan losses                                                763,356              908,691
         Realized gain on sale of trading security                                   (500)                  --
         Net accretion of debt securities                                        (201,246)            (767,740)
         Gain on investment in Enterprise Fund L.P.                               (28,102)                (449)
         Mortgage loans originated                                            (29,391,565)         (47,835,261)
         Proceeds from mortgage loans sold                                     29,695,213           54,159,169
         Gain on sale of mortgage loans                                          (353,607)            (702,218)
         Increase in accrued interest receivable                                 (715,073)            (763,823)
         Increase (decrease) in accrued interest payable                          641,989             (290,819)
         Other, net                                                               309,818            1,185,036
                                                                             ------------        -------------
            Net cash provided by operating activities                           5,444,613            9,769,069
                                                                             ------------        -------------
Cash flows from investing activities:
   Net (increase) decrease in interest bearing deposits                           (13,996)               1,485
   Purchases of available for sale debt securities                            (26,041,235)         (24,083,631)
   Purchases of available for sale equity securities                             (332,200)            (424,100)
   Purchases of held to maturity debt securities                                       --             (100,000)
   Proceeds from maturities and principal paydowns on
      available for sale debt securities                                        7,881,860           52,889,771
   Proceeds from maturities and principal paydowns on
      held to maturity debt securities                                            150,000              103,000
   Proceeds from redemption of available for sale equity securities                    --              119,850
   Proceeds from sale of available for sale debt securities                       804,187                   --
   Proceeds from sale of trading security                                         910,500                   --
   Proceeds from sale of other real estate                                         30,000                   --
   Net increase in loans                                                      (54,302,209)        (110,305,435)
   Recoveries of loans previously charged off                                      55,006               66,232
   Purchases of office equipment and leasehold improvements                    (1,315,696)            (470,340)
   Investment in Enterprise Merchant Banc LLC                                  (1,715,536)            (156,219)
   Investment in Enterprise Fund, L.P.                                                 --             (129,989)
                                                                             ------------        -------------
            Net cash used in investing activities                             (73,889,319)         (82,489,376)
                                                                             ------------        -------------
Cash flows from financing activities:
   Net increase in non-interest bearing deposit accounts                       11,166,606           49,031,363
   Net increase in interest-bearing deposit accounts                           62,529,897            9,144,695
   Decrease in federal funds purchased                                         (1,300,000)                  --
   (Decrease) increase in Federal Home Loan Bank advances                      (1,137,963)             879,166
   Increase in notes payable                                                           --            5,000,000
   Cash dividends paid                                                           (291,857)            (214,171)
   Proceeds from the issuance of common stock                                          --              102,499
   Proceeds from the exercise of common stock warrants and options                491,753               62,674
                                                                             ------------        -------------
            Net cash provided by financing activities                          71,458,436           64,006,226
                                                                             ------------        -------------
            Net increase (decrease) in cash and due from banks                  3,013,730           (8,714,081)
Cash and cash equivalents, beginning of period                                 74,179,316           49,628,047
                                                                             ------------        -------------
Cash and cash equivalents, end of period                                     $ 77,193,046        $  40,913,966
                                                                             ============        =============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                               $ 19,267,683        $  12,541,718
      Income taxes                                                              2,297,000            1,482,330
                                                                             ============        =============
---------------
See accompanying notes to consolidated financial statements.

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)   BASIS OF PRESENTATION
      The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company" or "Enterbank") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
      In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000.

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

      Following are the total assets, net income, net interest income, basic and diluted earnings per share for the Company and CGB prior to the restatement as of March 31, 2000, which was the last quarter before the merger:

                                                    As of or for the
                                                      three months
                                                  ended March 31, 2000
                                                  --------------------
            Enterbank Holdings, Inc.
                  Total assets                       $  500,354,950
                  Net income                                847,163
                  Net interest income                     5,070,639
                  Basic earnings per share                     0.12
                  Diluted earnings per share         $         0.11

            Commercial Guaranty Bancshares, Inc.
                  Total assets                       $  128,927,655
                  Net income                                162,030
                  Net interest income                     1,370,903
                  Basic earnings per share                     0.19
                  Diluted earnings per share         $         0.19

(3)   SEGMENT DISCLOSURE
      To help Enterbank more effectively manage the new geographic area in which it operates, management has taken a regional management approach since the merger with CGB took place. All earlier periods have been restated to reflect this change in management evaluation. The regions are evaluated separately on their individual performance, as well as their contribution to Enterbank as a whole. The corporate, other intercompany, and reclassifications segment include the holding company, merchant banking activities and trust preferred securities activities. Enterbank incurs general corporate expenses and owns Enterprise Bank, First Commercial Bank, N.A. and Enterprise Merchant Banc Inc.
      Enterprise Merchant Banc Inc. offers merchant banking and venture capital services through its investment in Enterprise Merchant Banc LLC. The majority of the activity for the Kansas City region occurs in First Commercial Bank, N.A., while the majority of the activity for the St. Louis region occurs in Enterprise Bank. The Banks provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the subsidiary banks. The St. Louis region includes Enterprise Financial Advisors, which provides financial planning and trust services.

The following are the financial results for each of the Company's operating segments for the nine-month periods ended September 30, 2000 and 1999:

Balance sheet information:
                                                                          At September 30, 2000
                                                     ----------------------------------------------------------------
                                                                                        Corporate,
                                                                                          other
                                                      Kansas City      St. Louis      intercompany,
                                                         Region         Region      reclassifications       Total
                                                     -------------   -------------  -----------------   -------------
Investment securities                                $  18,614,420   $  44,068,130    $         --      $  62,682,550
Loans, less unearned loan fees                         102,420,501     432,092,813              --        534,513,314
Total assets                                           137,724,238     548,818,647       4,149,304        690,692,189
Deposits                                               119,414,877     498,192,992      (1,582,739)       616,025,130
Shareholders' equity                                 $  15,011,683   $  41,364,274    $ (5,248,061)     $  51,127,896
                                                     =============   =============    ============      =============

                                                                          At December 31, 1999
                                                     ----------------------------------------------------------------
                                                                                        Corporate,
                                                                                          other
                                                      Kansas City      St. Louis      intercompany,
                                                         Region         Region      reclassifications       Total
                                                     -------------   -------------  -----------------   -------------
Investment securities                                $  20,449,079   $  24,487,847    $    738,772      $  45,675,698
Loans, less unearned loan fees                          95,389,722     385,101,759              --        480,891,481
Total assets                                           126,787,125     484,779,269       3,577,095        615,143,489
Deposits                                               106,531,113     439,756,847      (3,959,333)       542,328,627
Shareholders' equity                                 $  14,279,912   $  36,910,546    $ (4,146,862)     $  47,043,596
                                                     =============   =============    ============      =============

Income Statement information:
                                                                   Three months ended September 30, 2000
                                                     ----------------------------------------------------------------
                                                                                        Corporate,
                                                                                          other
                                                      Kansas City      St. Louis      intercompany,
                                                         Region         Region      reclassifications       Total
                                                     -------------   -------------  -----------------   -------------
Interest income                                      $   2,784,737   $  11,762,050    $         --      $  14,546,787
Interest expense                                         1,281,261       5,698,557         265,220          7,245,038
                                                     -------------   -------------    ------------      -------------
Net interest income                                      1,503,476       6,063,493        (265,220)         7,301,749
Provision for loan losses                                   55,000         159,914              --            214,914
Noninterest income                                         192,928         633,348         225,750          1,052,026
Noninterest expenses                                     1,315,208       4,037,567         501,257          5,854,032
                                                     -------------   -------------    ------------      -------------
Income before income tax expense (benefit)                 326,196       2,499,360        (540,727)         2,284,829
Income tax expense (benefit)                               122,472         943,043        (203,115)           862,400
                                                     -------------   -------------    ------------      -------------
Net income (loss)                                    $     203,724   $   1,556,317    $   (337,612)     $   1,422,429
                                                     =============   =============    ============      =============

                                                                   Nine months ended September 30, 2000
                                                     ----------------------------------------------------------------
                                                                                        Corporate,
                                                                                          other
                                                      Kansas City      St. Louis      intercompany,
                                                         Region         Region      reclassifications       Total
                                                     -------------   -------------  -----------------   -------------
Interest income                                      $   7,925,484   $  32,772,352    $         --      $  40,697,836
Interest expense                                         3,569,769      15,548,618         791,285         19,909,672
                                                     -------------   -------------    ------------      -------------
Net interest income                                      4,355,715      17,223,734        (791,285)        20,788,164
Provision for loan losses                                  205,000         558,356              --            763,356
Noninterest income                                         647,695       1,534,264         284,457          2,466,416
Noninterest expenses                                     3,789,915      11,373,660       1,323,297         16,486,872
                                                     -------------   -------------    ------------      -------------
Income before income tax expense (benefit)               1,008,495       6,825,982      (1,830,125)         6,004,352
Income tax expense (benefit)                               384,755       2,555,938        (642,529)         2,298,164
                                                     -------------   -------------    ------------      -------------
Net income (loss)                                    $     623,740   $   4,270,044    $ (1,187,596)     $   3,706,188
                                                     =============   =============    ============      =============




                                                                  Three months ended September 30, 1999
                                                     ----------------------------------------------------------------
                                                                                        Corporate,
                                                                                          other
                                                      Kansas City      St. Louis      intercompany,
                                                         Region         Region      reclassifications       Total
                                                     -------------   -------------  -----------------   -------------
Interest income                                      $   2,287,358   $   8,396,194    $         --      $  10,683,552
Interest expense                                           973,627       3,550,200          67,504          4,591,331
                                                     -------------   -------------    ------------      -------------
Net interest income                                      1,313,731       4,845,994         (67,504)         6,092,221
Provision for loan losses                                   85,000         446,146              --            531,146
Noninterest income                                         171,264         787,187          19,540            977,991
Noninterest expenses                                     1,153,254       3,221,367         303,255          4,677,876
                                                     -------------   -------------    ------------      -------------
Income before income tax expense (benefit)                 246,741       1,965,668        (351,219)         1,861,190
Income tax expense (benefit)                                93,381         733,484        (134,739)           692,126
                                                     -------------   -------------    ------------      -------------
Income before cumulative effect of a
  change in accounting principle                           153,360       1,232,184        (216,480)         1,169,064
                                                     -------------   -------------    ------------      -------------
Cumulative effect on prior years of a
  change in asset classification                                --              --              --                 --
Net income (loss)                                    $     153,360   $   1,232,184    $   (216,480)     $   1,169,064
                                                     =============   =============    ============      =============

                                                                   Nine months ended September 30, 1999
                                                     ----------------------------------------------------------------
                                                                                        Corporate,
                                                                                          other
                                                      Kansas City      St. Louis      intercompany,
                                                         Region         Region      reclassifications       Total
                                                     -------------   -------------  -----------------   -------------
Interest income                                      $   6,510,638   $  22,773,343    $         --      $  29,283,981
Interest expense                                         2,755,169       9,956,377          51,363         12,762,909
                                                     -------------   -------------    ------------      -------------
Net interest income                                      3,755,469      12,816,966         (51,363)        16,521,072
Provision for loan losses                                  225,000         683,691              --            908,691
Noninterest income                                         596,173       1,671,859         113,582          2,381,614
Noninterest expenses                                     3,415,018       8,839,034         973,272         13,227,324
                                                     -------------   -------------    ------------      -------------
Income before income tax expense (benefit)                 711,624       4,966,100        (911,053)         4,766,671
Income tax expense (benefit)                               290,493       1,826,680        (357,508)         1,759,665
                                                     -------------   -------------    ------------      -------------
Income before cumulative effect of a
  change in accounting principle                           421,131       3,139,420        (553,545)         3,007,006
                                                     -------------   -------------    ------------      -------------
Cumulative effect on prior years of a
  change in asset classification                                --         121,491              --            121,491
                                                     -------------   -------------    ------------      -------------
Net income (loss)                                    $     421,131   $   3,260,911    $   (553,545)     $   3,128,497
                                                     =============   =============    ============      =============

               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward-looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect that changes in interest rates and cost of funds have on earnings and assets, the level of loan defaults and delinquencies, the ability to successfully grow and realize profits from commercial banking operations and strategic non-banking lines of business, concentrations of loans in two geographic areas, the ability to retain key personnel, the degree and nature of competition, and changes in government regulation of our business, as well as those facts discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                 INTRODUCTION

The discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and nine month periods ended September 30, 2000 compared to the three and nine month periods ended September 30, 1999 and the year ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All 1999 amounts have been restated to reflect the CGB acquisition.

                             FINANCIAL CONDITION

Total assets at September 30, 2000 were $691 million, an increase of $76 million, or 12%, over total assets of $615 million at December 31, 1999. Loans and leases, net of unearned loan fees, were $535 million, an increase of $54 million, or 11%, over total loans and leases of $481 million at December 31, 1999. The increase in loans and leases is in part attributable to the Company's investment in additional business development officers. Federal funds sold and investment securities were $116 million, an increase of $15 million, or 15%, from total federal funds sold and investment securities of $101 million at December 31, 1999.

Total deposits at September 30, 2000 were $616 million, an increase of $74 million or 14% over total deposits of $542 million at December 31, 1999. The increase in deposits is primarily attributed to the addition of several business development officers.

Total shareholders' equity at September 30, 2000 was $51 million, an increase of $4 million over total shareholders' equity of $47 million at December 31,
1999.   The increase in equity is due to net income of $3.7 million for the nine months ended September 30, 2000, and the exercise of incentive stock options by employees, less dividends paid to shareholders.


    RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income was $1,422,000 for the three month period ended September 30, 2000, an increase of 22% over net income of $1,169,000 for the same period in fiscal 1999. Basic earnings per share for the three-month periods ended September 30, 2000 and 1999 were $0.16 and $0.13, respectively. Diluted earnings per share for the three-month periods ended September 30, 2000 and 1999 were $0.15 and $0.12, respectively.

NET INTEREST INCOME

Net interest income (on a tax-equivalent basis) was $7.3 million, or 4.58% of average interest-earning assets, for the three months ended September 30, 2000, compared to $6.1 million, or 4.83% of average interest-earning assets, for the same period in 1999. The $1.2 million, or 20% increase in net interest income for the three months ended September 30, 2000 resulted primarily from a $134 million increase in average interest-earning assets to $637 million, from $503 million during the same period in 1999. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average interest-earning assets increased to 9.10% for the three month period ended September 30, 2000 compared to 8.47% for the three month period ended September 30, 1999.

The increase in asset yield was primarily due to a 1.25% increase in the prime rate since July of 1999 and a general increase in average yields on loans and investment securities. Average interest-earning assets increased to 94.98% of total assets for the three months ended September 30, 2000 from 93.86% for the same period in 1999. The increase in net interest income was offset by a $117 million increase in average interest-bearing liabilities to $536 million for the three months ended September 30, 2000 from $419 million
during the same period in 1999.   The yield on interest-bearing liabilities
increased to 5.38% for the three months ended September 30, 2000 compared to 4.34% for the same period in 1999. This increase is primarily attributed to the above mentioned increases in the prime rate and the addition of $11 million in guaranteed preferred beneficial interest in EBH-subordinated debentures.

The increase in the interest paid on interest-bearing liabilities was also attributed to a change in the mix of liabilities from lower cost liabilities, such as demand deposit and interest-bearing transaction accounts, to higher cost liabilities, such as money market accounts, certificates of deposit, and guaranteed preferred beneficial interests in EBH-subordinated debentures. Total average interest-bearing liabilities increased to 79.87% of total average assets for the three months ended September 30, 2000 from 78.20% for the same period in 1999.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended September 30, 2000 and 1999:

                                                              Three Months Ended September 30,
                                       -------------------------------------------------------------------------------
                                                       2000                                     1999
                                       --------------------------------------  ---------------------------------------
                                                 Percent   Interest   Average            Percent    Interest   Average
                                       Average   of Total  Income/    Yield/   Average   of Total   Income/    Yield/
                                       Balance    Assets   Expense     Rate    Balance    Assets    Expense     Rate
                                       --------  --------  --------   -------  --------  --------   --------   -------
Assets                                                             (Dollars in Thousands)
------
Interest-earning assets:
   Loans<F1>                           $526,618    78.46%  $12,786     9.66%   $448,060    83.57%   $ 9,968     8.83%
   Taxable investments in
     debt securities                     58,933     8.78       940     6.34      32,772     6.11        467     5.65
   Non-taxable investments in
     debt securities<F2>                    676     0.10        13     7.85         949     0.18         16     6.71
   Federal funds sold                    51,203     7.63       838     6.51      21,403     3.99        268     4.97
   Interest earning deposits                 36     0.01         1     6.06          31     0.01          0     3.93
                                       --------   ------   -------             --------   ------    -------
Total interest-earning assets           637,466    94.98    14,578     9.10     503,215    93.86     10,719     8.47
Non interest-earning assets:
   Cash and due from banks               20,093     2.99                         19,685     3.67
   Office equipment and
     leasehold improvements               8,205     1.22                          8,171     1.52
   Investment in EMB LLC                  1,755     0.26                             --       --
   Prepaid expenses and other assets     10,784     1.61                          9,904     1.85
   Allowance for loan losses             (7,089)   (1.06)                        (4,829)   (0.90)
                                       --------   ------                       --------   ------
   Total assets                        $671,214   100.00%                      $536,146   100.00%
                                       ========   ======                       ========   ======
Liabilities and Shareholders' Equity
------------------------------------
Interest-bearing liabilities:
   Interest-bearing transaction
     accounts                          $ 47,589     7.09%  $   202     1.69%   $ 44,314     8.26%   $   213     1.91%
   Money market                         262,718    39.14     3,575     5.41     205,111    38.26      2,213     4.28
   Savings                                7,251     1.08        47     2.58       6,965     1.30         45     2.56
   Certificates of deposit              197,546    29.43     3,032     6.11     149,039    27.80      1,934     5.15
   Borrowed funds                        10,003     1.49       125     4.95      13,815     2.58        186     5.36
   Guaranteed preferred beneficial
     interests in EBH-subordinated
     debentures                          11,000     1.64       264     9.56          --       --         --       --
                                       --------   ------   -------             --------   ------    -------
Total interest-bearing liabilities      536,107    79.87     7,245     5.38     419,244    78.20      4,591     4.34
Noninterest-bearing liabilities:
   Demand deposits                       81,658    12.17                         68,125    12.71
   Other liabilities                      2,973     0.44                          1,994     0.36
                                       --------   ------                       --------   ------
   Total liabilities                    620,738    92.48                        489,363    91.27
   Shareholders' equity                  50,476     7.52                         46,783     8.73
                                       --------   ------                       --------   ------
   Total liabilities and
     shareholders' equity              $671,214   100.00%                      $536,146   100.00%
                                       ========   ======                       ========   ======
Net interest income                                        $ 7,333                                  $ 6,128
                                                           =======                                  =======
Net interest margin                                                    4.58%                                    4.83%

----------
<F1>  Average balances include non accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.
      Loan fees included in interest income are approximately $217,000 and $302,000, for 2000 and 1999, respectively.
<F2>  Non taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

    RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income was $3,706,000 for the nine month period ended September 30, 2000, an increase of 18% over net income of $3,128,000 for the same period in fiscal 1999. Basic earnings per share for the nine-month periods ended September 30, 2000 and 1999 were $0.41 and $0.35, respectively. Diluted earnings per share for the nine-month periods ended September 30, 2000 and 1999 were $0.38 and $0.33, respectively.

NET INTEREST INCOME

Net interest income, presented on a tax-equivalent basis, was $20.9 million, or 4.55% of average interest-earning assets, for the nine months ended September 30, 2000 compared to $16.6 million, or 4.72% of average interest-earning assets for the same period in 1999. The $4.3 million, or 26% increase, in net interest income for the nine months ended September 30, 2000 resulted primarily from a $142 million increase in average interest-earning assets to $613 million, from $471 million during the same period in 1999. The increase in interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average interest-earning assets increased to 8.89% for the nine month period ended September 30, 2000 compared to 8.35% for the nine month period ended September 30, 1999. The increase in asset yield was primarily due to 1.25% increase in the prime rate since July of 1999. Interest-earning assets increased to 94.75% of total assets for the nine months ended September 30, 2000 from 93.05% for the same period in 1999.

The increase in net interest income was offset by a $123 million increase in average interest-bearing liabilities to $517 million for the nine months ended September 30, 2000 from $394 million during the same period in 1999. The yield on interest-bearing liabilities increased to 5.15% for the nine months ended September 30, 2000 compared to 4.33% for the same period in 1999. This increase is primarily attributed to the above mentioned increases in the prime rate and the addition of $11 million in a guaranteed preferred beneficial interests in EBH-subordinated debentures in 1999. The increase in the interest paid on interest-bearing liabilities was also attributed to a change in the mix of liabilities. Total interest-bearing liabilities increased to 79.90% of total average assets for the nine months ended September 30, 2000 from 77.86% for the same period in 1999. This increase is primarily attributed to the above mentioned guaranteed preferred beneficial interests in EBH-subordinated debentures and an increase in money market accounts and certificates of deposit.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the nine month periods ended September 30, 2000 and 1999:

                                                               Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------
                                                       2000                                     1999
                                       --------------------------------------  ---------------------------------------
                                                 Percent   Interest   Average            Percent    Interest   Average
                                       Average   of Total  Income/    Yield/   Average   of Total   Income/    Yield/
                                       Balance    Assets   Expense     Rate    Balance    Assets    Expense     Rate
                                       --------  --------  --------   -------  --------  --------   --------   -------
                                                                   (Dollars in Thousands)
ASSETS
------
Interest-earning assets:
   Loans<F1>                           $509,009    78.69%  $36,010     9.45%   $411,532    81.39%   $27,021     8.78%
   Taxable investments in
     debt securities                     54,793     8.47     2,548     6.21      36,876     7.29      1,550     5.62
   Non-taxable investments in
     debt securities<F2>                    712     0.11        41     7.67         930     0.18         47     6.76
   Federal funds sold                    48,368     7.48     2,209     6.10      21,205     4.19        755     4.76
   Interest earning deposits                 24       --         1     5.57          20       --         --     2.97
                                       --------   ------   -------             --------   ------    -------
Total interest-earning assets           612,906    94.75    40,809     8.89     470,563    93.05     29,373     8.35
Non interest-earning assets:
   Cash and due from banks               19,511     3.02                         22,090     4.37
   Office equipment and
     leasehold improvements               8,197     1.27                          8,072     1.60
   Investment in EMB LLC                    968     0.15                             --       --
   Prepaid expenses and other assets     11,879     1.83                          9,559     1.89
   Allowance for loan losses             (6,612)   (1.02)                        (4,657)   (0.91)
                                       --------   ------                       --------   ------
     Total assets                      $646,849   100.00%                      $505,627   100.00%
                                       ========   ======                       ========   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
   Interest-bearing transaction
     accounts                          $ 47,525     7.35%  $   615     1.73%   $ 44,307     8.76%   $   607     1.83%
   Money market                         246,159    38.06     9,430     5.12     188,489    37.28      6,017     4.27
   Savings                                7,058     1.09       137     2.59       6,916     1.37        134     2.59
   Certificates of deposit              194,514    30.07     8,532     5.86     141,964    28.08      5,540     5.22
   Borrowed funds                        10,571     1.63       405     5.12      12,008     2.37        465     5.18
   Guaranteed preferred beneficial
     interests in EBH-subordinated
      debentures                         11,000     1.70       790     9.59          --       --         --       --
                                       --------   ------   -------             --------   ------    -------
Total interest-bearing liabilities      516,827    79.90    19,910     5.15     393,684    77.86     12,763     4.33
Noninterest-bearing liabilities:
   Demand deposits                       76,655    11.85                         64,315    12.72
   Other liabilities                      4,054     0.63                          1,805     0.36
                                       --------   ------                       --------   ------
   Total liabilities                    597,536    92.38                        459,804    90.94
   Shareholders' equity                  49,313     7.62                         45,823     9.06
   Total liabilities and
     shareholders' equity              $646,849   100.00%                      $505,627   100.00%
                                       ========   ======                       ========   ======
Net interest income                                        $20,899                                  $16,610
                                                           =======                                  =======
Net interest margin                                                    4.55%                                    4.72%

----------
<F1>  Average balances include nonaccrual loans.  The income on such loans is included in interest but is recognized only upon receipt.
      Loan fees included in interest income are approximately $820,000 and $891,000, for 2000 and 1999, respectively.
<F2>  Non taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $215,000 and $763,000 for the three month and nine month periods ended September 30, 2000, respectively, compared to $531,000 and $909,000 for the same periods in 1999. The decrease in provision for loan losses during the three month period ended September 30, 2000 as compared to the three month period ended September 30,1999 is due to a decrease in loan growth during 2000 as compared to 1999. The Company experienced a $22 million decrease in loan growth for the three months ended September 30, 2000 as compared to the same period in 1999. During the three month period ended September 30, 2000 the Company experienced loan growth of $16 million as compared to $38 million in growth for the same period ended September 30, 1999.

The decrease in provision for loan losses for the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999 is due to a decrease of $56 million in loan growth between the periods. The Company experienced $54 million in loan growth during the nine months ended September 30, 2000 as compared to $110 million in loan growth during the same period in 1999. The Company's asset quality remained strong with net charge offs of $625,000 for the nine months ended September 30, 2000 compared to net charge offs of $164,000 for the same period in 1999. The Company charged off one $500,000 commercial loan in September of 2000, which accounted for a substantial portion of the year to date net charge offs in 2000.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to expense:

                                                                  Nine Months Ended
                                                               -----------------------
                                                                 2000           1999
                                                               --------       --------
                                                               (Dollars in Thousands)
      Allowance at beginning of year                           $  6,758       $  4,430
      Loans charged off:
         Commercial and industrial                                  630             84
         Real estate:
            Commercial                                               36             15
            Construction                                             --             --
            Residential                                              --             --
         Consumer and other                                          14            131
                                                               --------       --------
         Total loans charged off                                    680            230
                                                               --------       --------
      Recoveries of loans previously charged off:
         Commercial and industrial                                   44             --
         Real estate:
            Commercial                                                5             26
            Construction                                             --             11
            Residential                                               1              5
         Consumer and other                                           5             24
                                                               --------       --------
         Total recoveries of loans previously charged off            55             66
                                                               --------       --------
      Net loans charged off                                         625            164
                                                               --------       --------
      Provisions charged to operations                              763            909
                                                               --------       --------
      Allowance at end of period                               $  6,896       $  5,175
                                                               ========       ========
      Average loans                                            $509,009       $411,532
      Total loans                                              $534,513       $465,003
      Nonperforming loans                                      $  1,984         $2,119

      Net charge-offs to average loans                             0.12%          0.04%
      Allowance for loan losses to loans                           1.29%          1.11%


The Company's credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all commercial loans at the time they are made.

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

Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with the loan review and loan administration staffs. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the loan review and credit administration staffs, generally at the time of the formal watch list review meetings.

Each month, loan administration provides management with a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of recent changes in the risk profiles of the portfolio, changes in past due and non performing loans and changes in watch list and classified loans. In this manner, the overall increases or decreases in the levels of risk in the portfolio are monitored continually. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience and from published national surveys of norms in the industry. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provision necessary to maintain the allowance at an appropriate level. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

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

While the Company has benefited from very low historical net charge-offs during an extended period of rapid loan growth, management remains cognizant that historical loan losses and nonperforming asset experience may not be indicative of future results. Were the experience to deteriorate, and additional provisions for loan losses were required, future operational results would be negatively impacted. Both management and the Board of Directors continually monitor changes in asset quality, market conditions, concentrations of credit and other factors, all of which impact the credit risk associated with the Company's loan portfolio. Currently, the Company has over $1 million in the allowance for loan losses for specific nonaccrual loans. The Kansas region is currently implementing a credit management policy and loan review procedure consistent with the St. Louis region.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                             September 30,   December 31,
                                                                 2000           1999
                                                               --------       --------
                                                               (Dollars in Thousands)
      Nonaccrual loans                                         $  1,984       $  2,485
      Loans past due 90 days or more
         and still accruing interest                                 --             74
      Restructured loans                                             --             --
                                                               --------       --------
         Total nonperforming loans                                1,984          2,559
      Foreclosed property                                           396            396
                                                               --------       --------
      Total nonperforming assets                               $  2,380          2,955
                                                               ========       ========

      Total assets                                             $690,692       $615,143
      Total loans                                              $534,513       $480,891
      Total loans plus foreclosed property                     $534,909       $481,287

      Nonperforming loans to loans                                 0.37%          0.53%
      Nonperforming assets to loans plus
         foreclosed property                                       0.44%          0.61%
      Nonperforming assets to total assets                         0.34%          0.48%

NONINTEREST INCOME

Noninterest income was $1,052,000 and $2,466,000 for the three month and nine month periods ended September 30, 2000, respectively, compared to $978,000 and $2,382,000 for the same periods in 1999. The increase is primarily attributed to financial advisory income and other service charges and fee income. Financial advisory income was $284,000 and $590,000 for the three month and nine month periods ended September 30, 2000, respectively, as compared to $388,000 and $444,000 for the same periods in 1999. The Company began offering financial advisory and trust services in October 1998 and started generating fees in the second quarter of 1999. Other service charges and fee income was $262,000 and $528,000 for the three month and nine month periods ended September 30, 2000, respectively, as compared to $45,000 and $346,000 for the same periods in 1999. This increase is primarily attributable to a $175,000 merchant banking fee the Company received in September of 2000. The Company increased its merchant banking activity during 2000. This is reflected in increased income from a minority interest in EMB LLC and the increase in the gain on investment in Enterprise Fund, L.P. The above mentioned increases were offset by a $37,000 and $349,000 decrease in the gain on sale of mortgage loans for the three month and nine month periods ended September 30, 2000, respectively compared to the same periods in 1999. This decrease is due to rising interest rates during the last six months of 1999 and the first nine months of 2000. Over half of the gain on sale of mortgage loans for the three and nine month periods ended September 30, 1999 was due to refinancing of mortgages. The demand for mortgage loan refinancing dramatically decreased with the rise in interest rates.

NONINTEREST EXPENSE

Noninterest expense was $5,854,000 and $16,487,000 for the three month and nine month periods ended September 30, 2000, respectively, compared to $4,678,000 and $13,227,000 million for the same periods in 1999. The increase is primarily due to increases in salaries, payroll taxes and employee benefits, occupancy expense, and data processing expenses. Increases in salaries, payroll taxes and employee benefits, occupancy expense, and data processing expenses are primarily due to: 1) increased activity and growth in financial advisory operations started during 1998, 2) the investment in several additional new business development officers in the St. Louis region and key management in the Kansas region, and
3) normal increases associated with growth. The Company recently implemented an Internet banking business and check imaging system for enhanced customer service. Both programs increased noninterest expense for the three and nine month periods ended September 30, 2000. Other noninterest expenses were $1,506,000 and $4,410,000 for the three month and nine month periods ended September 30, 2000, respectively, an increase of $439,984 or 41% and $1,211,680 or 38% over the three month and nine month periods ended September 30, 1999, respectively. During the nine month period ended September 30, 2000, the Company expensed approximately $500,000 in legal, accounting, travel and other costs related to the merger. The remaining increase is attributed to normal operating expenses associated with growth.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings, and retained earnings.

Since inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally managed, full service bank. Due to the relationships developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) which places time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over four years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $37 million and $45 million of deposits from the national network with the Company at September 30, 2000 and December 31, 1999, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at September 30, 2000:

                      Remaining Maturity             Amount
                  -------------------------------    -------
                               (Dollars in Thousands)
                  Three months or less               $37,721
                  Over three through six months       10,220
                  Over six through twelve months      32,905
                  Over twelve months                   7,572
                                                     -------
                                                     $88,418
                                                     =======

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

CAPITAL ADEQUACY

In March 2000, the Company obtained a $2,500,000 unsecured line of credit from Jefferson Bank and Trust. The line of credit matures on March 31, 2001 and is an interest only note accruing interest at a variable rate of prime minus 0.50%. There were no amounts outstanding under the line of credit at September 30, 2000.

Risk-based capital guidelines for financial institutions were adopted by regulatory authorities effective January 1, 1991. These guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available for sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital less purchased mortgage servicing rights to total average assets, for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                        Actual            Adequacy Purposes       Action Provisions
                                                ---------------------   --------------------    ---------------------
                                                   Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                ------------   ------   ------------   -----    ------------   ------
At September 30, 2000:
   Total Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $ 66,717,871   11.75%   $ 45,428,624   8.00%    $ 56,785,780   10.00%
      Enterprise Bank                           $ 46,140,698   10.10%   $ 36,560,730   8.00%    $ 45,700,913   10.00%
      First Commercial Bank, N.A.               $ 12,851,153   12.12%   $  8,484,164   8.00%    $ 10,605,205   10.00%
   Tier I Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $ 60,036,455   10.57%   $ 22,714,312   4.00%    $ 34,071,468    6.00%
      Enterprise Bank                           $ 41,350,698    9.05%   $ 18,280,365   4.00%    $ 27,420,548    6.00%
      First Commercial Bank, N.A                $ 11,570,897   10.91%   $  4,242,082   4.00%    $  6,363,123    6.00%
   Tier I Capital (to Average Assets)
      Enterbank Holdings, Inc.                  $ 60,036,455    9.28%   $ 19,405,472   3.00%    $ 32,342,453    5.00%
      Enterprise Bank                           $ 41,350,698    8.09%   $ 15,338,477   3.00%    $ 25,564,129    5.00%
      First Commercial Bank, N.A.               $ 11,570,897    8.81%   $  3,941,429   3.00%    $  6,569,048    5.00%
At December 31, 1999:
   Total Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $ 61,998,592   12.35%   $ 40,168,392   8.00%    $ 50,210,490   10.00%
      Enterprise Bank                           $ 41,215,654   10.22%   $ 32,253,615   8.00%    $ 40,317,018   10.00%
      First Commercial Bank, N.A.               $ 12,433,484   13.00%   $  7,651,692   8.00%    $  9,564,615   10.00%
   Tier I Capital (to Risk Weighted Assets)
      Enterbank Holdings, Inc.                  $ 55,987,448   11.15%   $ 20,084,196   4.00%    $ 30,126,294    6.00%
      Enterprise Bank                           $ 36,980,654    9.17%   $ 16,126,807   4.00%    $ 24,190,211    6.00%
      First Commercial Bank, N.A.               $ 11,237,842   11.75%   $  3,825,846   4.00%    $  5,738,769    6.00%
   Tier I Capital (to Average Assets)
      Enterbank Holdings, Inc.                  $ 55,987,448   10.62%   $ 15,817,650   3.00%    $ 26,362,750    5.00%
      Enterprise Bank                           $ 36,980,654    9.09%   $ 12,201,701   3.00%    $ 20,336,168    5.00%
      First Commercial Bank, N.A.               $ 11,237,842    9.54%   $  3,534,322   3.00%    $  5,890,536    5.00%

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

                                   ITEM 6.
                       EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits.

                     Exhibit
                     Number         Description
                     -------        -----------

                      11.1          Statement regarding computation of
                                    per share earnings.

                      27.1          Financial Data Schedule. (EDGAR only)

(b). During the three months ended September 30, 2000, there were no reports filed by the Registrant on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Clayton, State of Missouri on the 13th day of November, 2000.



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