Form 10-K405
period 2000-12-31
ENTERBANK HOLDINGS INC
filed 2001-03-19
CIK 1025835

================================================================================

                                 United States
                      Securities and Exchange Commission
                           Washington, D. C.  20549

                                   FORM 10-K


[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended December 31, 2000

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

                             _____________________

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No_____
                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001:
Common Stock, par value $.01, $97,249,410

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 2001:
Common Stock, par value $ .01, 9,135,344  shares outstanding

================================================================================

                           Enterbank Holdings, Inc.

                        2000 Annual Report on Form 10-K



                                                                           Page
                                                                           ----

Business.................................................................     1

Properties...............................................................     5

Legal Proceedings........................................................     6

Submission of Matters to Vote of Security Holders........................     6

Market for Common Stock and Related Stockholder Matters..................     6

Selected Financial Data..................................................     8

Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................     9

Quantitative and Qualitative Disclosures About Market Risk...............    22

Financial Statements and Supplementary Data..............................    31

Management...............................................................    31

Directors and Executive Officers of the Registrant.......................    31

Executive Compensation. Security Ownership of Certain Beneficial Owners
  and Management.........................................................    31

Certain Relationships and Related Party Transactions.....................    32

Exhibits, Financial Statement Schedules and Reports
  on Form 8-K............................................................    32

Independent Auditors' Report.............................................    33

Consolidated Financial Statements........................................    34

Signatures...............................................................    63

Exhibit Index............................................................    65

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

                                    PART I
                                    ------

                               ITEM 1: BUSINESS

General

Enterbank Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 30, 1994, for the purpose of providing a holding company structure for the ownership of Enterprise Bank, a Missouri banking corporation, (the "St. Louis Bank"). The Company acquired Enterprise Bank in St. Louis in May 1995 through a tax-free exchange with Bank shareholders. In June of 2000, Enterbank and Commercial Guaranty Bancshares, Inc., the parent company for First Commercial Bank, N.A. (the "Kansas Bank"), merged under a tax-free reorganization. The transaction was accounted for as a pooling of interests. The holding company ownership structure gives the Banks a source of capital and financial strength and allows the organization some flexibility in expanding the products and services offered to clients. In 2000, the Company elected to change its status from a bank holding company to a financial holding company.

The St. Louis Bank began operations on May 9, 1988 as a new Missouri banking corporation. From 1988 through 1996, the Bank provided commercial banking services to its customers from a single location in the City of Clayton, St. Louis County, Missouri. During 1997, the Bank opened two additional facilities located in St. Charles County, Missouri and the City of Sunset Hills, located in St. Louis County. During 1998, the Bank opened an operations facility in St. Louis County, Missouri.

The Company organized Enterprise Merchant Banc, Inc. ("Merchant Banc") (formerly Enterprise Capital Resources, Inc.) in 1995 as a wholly owned subsidiary to provide merchant banking services to closely-held businesses and their owners. Merchant Banc's current operations include a minority interest in Enterprise Merchant Banc, LLC, which focuses on providing equity capital and equity-linked debt investments to growing companies in need of additional capital to finance internal and acquisition-related growth. Additionally, Merchant Banc may receive fee income for its role as a financial advisor in capital raising transactions as well as mergers and acquisitions. It focuses on "second stage" and mezzanine financing for established companies rather than "seed money" for start-up operations.

Enterprise Trust ("Trust"), formally referred to as Enterprise Financial Advisors ("EFA"), a division of the St. Louis Bank, was organized in late 1998 to provide fee-based trust services, personal financial planning, estate planning, and corporate planning services to the Company's target market on a full time basis. As part of the organization of Trust, the Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"). These agreements were later renegotiated. These agreements call for Moneta to provide assistance in staffing, training, marketing and regulatory compliance for Trust for which Moneta receives compensation. Moneta refers customers, when appropriate, to the Bank and receives a share of the revenue generated in the form of options on the Company's common stock. The agreements with Moneta allow Trust to offer a full range of products and services with the depth and expertise of a large planning firm.

The Kansas Bank began operations on February 20, 1996 as a new Kansas banking corporation. From February of 1996 through June of 2000, First Commercial Bank primarily provided commercial banking services to its customers in Overland Park, Kansas, located in Johnson County. The Kansas Bank acquired the First National Bank of Humboldt in December of 1997, adding three additional locations in Humboldt, Chanute and Iola, all located in Southeast Kansas. In June of 2000, Enterbank completed a merger transaction under which the Kansas Bank became a subsidiary of the Company. On January 1, 2001, the Kansas Bank changed its legal name to Enterprise Banking, N.A.

As used herein, unless the context indicates otherwise, Enterbank Holdings, Inc. and all of its subsidiaries are referred collectively as the ("Organization" or "Company"). The Kansas and St. Louis Banks and all of their subsidiaries are referred to as ("The Bank" or "Banking Franchise"). Enterprise Bank, Missouri and all of its subsidiaries are referred to as "The St. Louis Bank". Enterprise Banking N.A. and all of its subsidiaries are referred to as "The Kansas Bank".

The Company's executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company's telephone number is (314) 725-5500.

Strategy

The Company's strategy is to provide a complete range of financial services designed to appeal to closely-held businesses, their owners, and to professionals in the St. Louis and Kansas City metropolitan areas. The St. Louis Bank encompasses the city of St. Louis, Missouri, the Missouri counties of St. Louis, St. Charles, Jefferson, Franklin, Lincoln and Warren and the Illinois county of St. Clair. The Kansas Bank serves Johnson County and the greater Kansas City area, as well as Southeast Kansas. The Company's merchant banking operation targets a larger geographic area, which includes all of Missouri and the adjoining states. The Company's goal is to grow its operations within its defined market niche by being well-managed, well-capitalized and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals can be achieved while providing attractive returns to shareholders. Assets and income growth, net income, earnings per share, and return on shareholders' equity are the financial performance indicators the Company considers most critical in measuring success.

Through the Banks, the Company currently delivers a full range of commercial banking services to the closely-held business market. Merchant banking and venture capital services are conducted through the Merchant Banc. Financial planning and trust services are offered through Trust. The Company plans to continue to expand the range of services it provides within its market niche while expanding the base of customers.

The Bank

Enterprise Bank in St. Louis is a Missouri state chartered bank. Enterprise Banking, N.A., formerly First Commercial Bank, N.A., is a nationally chartered bank. The Bank offers a broad range of commercial and personal banking services to customers. Loans include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate and a smaller amount of consumer loans. Other services include cash management, safe-deposit boxes.

The Bank's primary source of funds has historically been customer deposits. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types of deposits.

Management believes the Bank is able to compete effectively in both markets because the Bank's calling officers and management maintain close working relationships with their commercial clients; the Bank's management structure enables it to react to customer requests for loan and deposit services more quickly than larger competitors; the Bank's management and officers have significant experience in the communities serviced by the Bank; and the Bank continues to target the closely-held business and professional market. Additionally, industry consolidation has resulted in fewer independent banks and fewer banks serving the Bank's target market niche. Management believes the Bank is one of only a few whose primary strategy is to focus on closely-held businesses, their owners and the professional market.

The Bank's historical growth strategy has been both client and asset driven.
The Bank continuously seeks to add clients that fit its target market. This strategy enabled the Bank to attract clients whose borrowing needs have grown along with the Bank's increasing capacity to fund client loan requests. Additionally, the Bank increased its loan portfolio based on lending opportunities developed by relationship officers. The Bank funds loan growth by attracting deposits from business and professional clients, by borrowing from the Federal Home Loan Bank and by attracting wholesale deposits which are considered stable deposit sources and which are priced at or below the Bank's all-in alternative cost of funds.

The Bank's operating strategy results in operating ratios comparable to peer banks despite an increasing investment in sales personnel whose goal is to expand the number and depth of the Bank's customer relationships. The Bank can expand its customer relationships and control operating costs by: operating a small number of offices with a high per office asset base; emphasizing commercial loans which tend to be larger than retail loans; employing an experienced staff, all of whom are rewarded on the basis of performance and customer service; improving data processing and operational systems to increase productivity and control risk; leasing facilities where possible so that capital can be deployed more effectively to support growth in earning assets; and outsourcing services where possible.

The Bank has a strong orientation toward commercial banking, with a specific focus on closely-held businesses, their owners, and professionals located in the target service areas. The Bank stresses personal service, flexibility in structuring loan and deposit relationships which meet client needs and timely responsiveness to the needs of clients. Management of the Bank makes it a practice to maintain close working relationships and personal contact with each of the commercial clients.

Each of the Kansas and St. Louis Banks has its own Board of Directors. Each Board is comprised primarily of business owners and professionals who fit the target client profile. Each Board of Directors takes an active role in the business development activities and the credit review process of its respective Bank. Input and understanding of the needs of the Bank's current and target clients has been critical in the Bank's past success and will be critical in the Bank's plans for future growth.

The Bank has historically low relationship officer turnover, and the policy is to keep officers assigned to accounts for long periods of time. This practice improves each officer's understanding of clients' businesses resulting in knowledgeable credit assessments and superior client service.

Relationship officers are supported by credit analysts and other support personnel who are familiar with each assigned customer, creating a team approach to serving customers' needs. A significant portion of the Bank's new business results from referrals from existing customers.


Market Areas and Approach to Expansion

The St. Louis Bank has facilities in Clayton, St. Charles County and the City of Sunset Hills. The Kansas Bank has facilities in Johnson County and Southeast Kansas. The Company chose to locate in these markets based on high expectations for growth, high concentration of closely-held businesses and the high number of professionals in those markets. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, and other decisions should be made locally by managers who have an equity stake in the Company (see "Management"). The Company, as part of its expansion effort, plans to continue its strategy of operating a small number of offices with a high per office asset base, emphasizing commercial loans, and employing experienced staff who are rewarded on the basis of performance and customer service.

Enterprise Merchant Banc

The Merchant Banc was established in 1995 to provide merchant banking services to closely held businesses and their owners. Its current operations include a minority investment in Enterprise Merchant Banc, LLC, which focuses on providing equity capital and equity-linked debt investments to growing companies in need of additional capital to finance internal and acquisition-related growth. Merchant Bank LLC manages two investment funds with total committed capital of approximately $35 million, of which most is invested. It focuses on "second stage" and mezzanine financing for established companies rather the "seed money" for start up organizations. Additionally, the Merchant Banc may receive fee income for its role as a financial advisor in capital raising transactions as well as mergers and acquisitions. To date, although no fees have been received for these services, $175,000 was accrued in September 2000 related to these services.

In mid-1999, the Company restructured its ownership and control positions of various merchant banking operations. As a result of this restructuring, the Company maintains 100% ownership of the Merchant Banc, which in turn has a minority interest in Enterprise Merchant Banc, LLC. The minority interest in the LLC includes a 4.9% voting and common stock ownership interest with a 24.9% economic interest. The new structure provides the ability to achieve economic benefits comparable to those available under the previous structure, while satisfying Federal Reserve regulations concerning ownership and control.

Enterprise Trust (Formerly Enterprise Financial Advisors)

In 1997, the St. Louis Bank entered into solicitation and referral agreements with Moneta Group, Inc., a nationally recognized firm in the financial planning industry, to begin offering financial services to clients. Under the agreements, Moneta provided assistance in staffing, training, marketing and regulatory compliance and in return received a share of the gross margin generated by Enterprise Trust for planning and trust services. In addition, Moneta refers banking clients, when appropriate, to the Bank and receives a share of the revenue generated in the form of options in the Company's common stock.

In 1998, Enterprise entered the trust and financial planning business on a full time basis when the St. Louis Bank was granted trust powers by the regulators. At this time the St. Louis Bank modified its agreements with Moneta. The new agreements call for Moneta to help the Bank with many of the issues related to startup including, but not limited to, staffing, training, marketing, and regulatory compliance. In return, Moneta receives a portion of the gross margin earned by the Trust division of the Bank in the form of cash. Moneta still refers banking business to the Bank and receives options in the form of compensation for banking business referrals.

Enterprise Trust provides fee-based personal and corporate financial consulting and trust services to the Company's target market. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues. Some investment management services are provided through Argent Capital Management LLC ("Argent"), a money management company that invests principally in large capitalization companies, of which the Company owns approximately 5% of the outstanding shares.

In addition, the Company acquired approximately 11% of Retirement Plan Services, LLC ("RPS") in October of 2000 and in December elected to move its 401(k) plan from the Principal Group to RPS.

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

Employees

At December 31, 2000, the Company had approximately 252 full time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

                              ITEM 2: PROPERTIES

All of the Company's St. Louis banking facilities are leased under agreements that expire in 2004, 2003, 2011 and 2016, for Clayton, St. Louis County, the City of Sunset Hills, and St. Charles County, respectively. The Company has the option to renew the Clayton facility lease for one additional five-year period with future rentals to be agreed upon. Throughout 2000 the Company's Clayton banking facility was leased from a limited partnership in which Fred H. Eller, the Company's Chief Executive Officer, is a limited partner and Robert E. Saur, a director of the Company, is a general partner. The partnership sold the building in December of 2000 and neither Mr. Eller nor Mr. Saur currently have an interest in the building, other than occupational. The Company has the option to renew the St. Louis County facility lease for three additional five-year periods with future rentals to be agreed upon. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then-current market conditions and inflation. The Merchant Banc facility in Kansas is leased under an agreement that expires in 2003. A portion of the Merchant Banc facility is sublet for the same amount as the lease and the proceeds are used to reduce the Company's occupancy expense. All the banking buildings in Kansas are owned by the Company.

The future aggregate minimum rental commitments required under the leases are as follows:

                    Year                            Amount
                    ----                            ------

                    2001                          $1,105,080
                    2002                          $1,116,622
                    2003                          $1,106,303
                    2004                          $  995,310
                    2005                          $  471,326
              Thereafter                          $4,147,656

For leases that renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then-current market conditions and rates of inflation.

The following is a list of the Company's current facilities:

Facility                                   Address                            Description
--------                                   -------                            -----------
Enterprise Bank, Clayton                   150 North Meramec                  Commercial and Retail
                                           Clayton, Missouri 63105            Banking

Enterprise Bank, St. Peters                300 St. Peters Centre Blvd.        Commercial and Retail
                                           St. Peters, Missouri 63376         Banking

Enterprise Bank, Sunset Hills              3890 South Lindbergh Blvd.         Commercial and Retail
                                           Sunset Hills, Missouri 63127       Banking

Enterprise Banking, N.A., Overland Park    12695 Metcalf Avenue               Commercial and Retail
                                           Overland Park, Kansas  66213       Banking

Enterprise Banking, N.A., Humboldt         725 Bridge Street                  Commercial and Retail
                                           Humboldt, Kansas  66748            Banking

Enterprise Banking, N.A., Chanute          17 S. Lincoln                      Commercial and Retail
                                           Chanute, Kansas  66720             Banking

Enterprise Banking, N.A., Iola             208 West Street                    Commercial and Retail
                                           Iola, Kansas  66749                Banking

Enterprise Bank, St. Louis                 1281 North Warson Road             Operations Center
                                           St. Louis, Missouri 63132
Enterprise Merchant Banc, Inc.,            7400 W. 110/th/ Street 5/th/ Floor Merchant Banking
 Overland Park                             Overland Park, Kansas  66210

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

No matters were submitted to a vote of security holders in the quarter ended December 31, 2000.

  ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 1, 2001, the Company had approximately 1,098 common stock shareholders of record and a market price of $14.125. The common stock is not traded on an exchange or in any established public trading market, although there have been a limited number of transactions in the common stock that have been reported to the National Association of Securities Dealers ("NASD"). Based solely on the sales reported to the NASD, the Company believes the high and low sale prices for the common stock and dividends declared were as follows in the quarters indicated:

                                                                Dividends
                                        Market Price             Declared
                                    --------------------        ----------
                         1999         High          Low
                         ----
                    First Quarter   $ 12.50      $ 10.33        $   .0100
                    Second Quarter    14.00        12.50            .0100
                    Third Quarter     15.17        14.00            .0100
                    Fourth Quarter    18.25        15.17            .0100

                         2000
                         ----
                    First Quarter   $ 18.25      $ 18.00        $   .0125
                    Second Quarter    18.00        17.00            .0125
                    Third Quarter     17.75        14.75            .0125
                    Fourth Quarter    16.00        14.50            .0125

There may have been other transactions at other prices not known to the Company.

Since the Company does not have any current plans to list its common stock on any exchange or seek quotation of common stock on the National Association of Securities Dealers Automated Quotation System (NASDAQ) in the near future, an established public trading market for the common stock may not develop in the foreseeable future.

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

Common Stock

On August 18, 1999, the Board of Directors approved a 3 for 1 stock split, in the form of a stock dividend, of the Company's common stock for shareholders of record on September 29, 1999. On September 29, 1999, the Company's shareholders approved the 3 for 1 stock split and an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 3,500,000 to 20,000,000. All share and per share amounts have been restated to reflect the split.

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

                        ITEM 6: SELECTED FINANCIAL DATA
                        -------------------------------
                   (in thousands, except per share amounts)

                                                                    Fiscal Year Ended December 31,
                                                                    -----------------------------

STATEMENT OF INCOME DATA:                               2000             1999             1998             1997             1996
                                                        ----             ----             ----             ----             ----
   Interest income                                 $  56,030        $  41,076        $  33,505        $  21,574        $  13,597
   Interest expense                                   27,596           18,160           15,705            9,955            6,066
   Net interest income                                28,434           22,916           17,800           11,619            7,531
   Provision for loan losses                           1,043            2,496            1,361              875              530
   Noninterest  income                                 3,495            3,595            2,758              638            1,266
   Noninterest expenses                               22,477           18,095           14,526            7,923            6,073
   Income before income taxes                          8,409            5,920            4,671            3,459            2,194
   Income taxes                                        3,208            2,335            1,725            1,203            1,031
   Income before cumulative effect of a
      change in accounting principle                   5,201            3,585            2,946            2,256            1,163
   Cumulative effect on prior years of a
      change in asset classification                       -              121                -                -                -
   Net income                                          5,201            3,706            2,946            2,256            1,163
PER SHARE DATA:
   Net income per share-basic                      $    0.58        $    0.41        $    0.34        $    0.30        $    0.21
   Net income per share-diluted                         0.54             0.39             0.32             0.29             0.19
   Cash dividends per share                            0.050            0.040            0.033            0.030            0.027
   Book value per share                                 5.90             5.26             4.96             4.43             3.73
   Tangible book value per share                        5.64             4.99             4.66             4.09             3.72
BALANCE SHEET DATA:
   Balance sheet totals-end of period:
   Assets                                          $ 710,063        $ 615,143        $ 488,066        $ 398,839        $ 184,612
   Loans                                             556,793          480,891          354,927          293,893          150,121
   Allowance for loan losses                           7,097            6,758            4,430            3,170            1,950
   Deposits                                          632,437          542,329          433,203          356,635          188,237
   Guaranteed preferred beneficial interests
       in EBH-subordinated debentures                 11,000           11,000                -                -                -
   Borrowings                                         11,191           12,417            9,205            3,674              300
   Shareholders' equity                               53,484           47,044           44,306           37,001           23,037
Average balance sheet amounts:
   Assets                                          $ 662,157        $ 527,255        $ 425,701        $ 265,218        $ 168,071
   Loans                                             517,381          429,408          328,761          203,344          128,427
   Earning assets                                    627,882          492,288          393,128          246,122          155,109
   Interest-bearing liabilities                      529,187          411,706          328,195          197,759          122,203
   Shareholders' equity                               50,132           46,261           41,148           30,997           19,544
SELECTED RATIOS:
   Return on average equity                            10.37%            7.88%            7.16%            7.28%            5.95%
   Return on average tangible equity                   10.87             8.46             7.66             8.01             5.97
   Return on average assets                             0.79             0.70             0.69             0.85             0.69
   Efficiency ratio (non-interest expense as
    a percentage of total revenues)                    70.40            68.25            70.66            64.64            69.03
   Average equity to average assets                     7.57             8.77             9.67            11.69            11.63
   Leverage ratio                                       9.41            10.62             9.76            12.88            13.67
   Net yield on average earning assets                  8.95             8.37             8.56             8.79             8.80
   Cost of interest-bearing liabilities                 5.21             4.41             4.79             5.05             4.94
   Net interest margin                                  4.55             4.68             4.56             4.73             4.91
   Nonperforming loans to total loans                   0.36             0.53             0.19             0.02             0.11
   Nonperforming assets to total assets                 0.29             0.48             0.30             0.21             0.49
   Net charge offs (recoveries) to average loans        0.14             0.04             0.03             0.01            (0.02)
   Allowance for loan losses to total loans             1.27             1.41             1.25             1.08             1.45

                ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Introduction

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 2000. Reference should be made to the accompanying consolidated financial statements and the selected financial data presented elsewhere and herein for an understanding of the following review.

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

Financial Condition

Total assets at December 31, 2000 were $710 million, an increase of $95 million, or 15%, over total assets of $615 million at December 31, 1999. Loans were $557 million, an increase of $76 million, or 16%, over total loans of $481 million at December 31, 1999. Federal funds sold and investment securities were $112 million, an increase of $11 million, or 11%, from total federal funds sold and investment securities of $101 million at December 31, 1999. The increase in loans and investments is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company.

Total deposits at December 31, 2000 were $632 million, an increase of $90 million, or 17%, over total deposits of $542 million at December 31, 1999. Most of the deposit growth occurred in demand, interest bearing transaction, and money market deposits. Demand deposits grew $31 million, or 41%, during 2000. Interest bearing transaction deposits grew $13 million or 27% during 2000. Money market deposits grew $53 million, or 24%, during 2000. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts of relationship officers and $12 million in money market accounts referred by Moneta. Certificates of deposits decreased $6 million, or 3% during 2000. The Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company refers to such deposits as network CD's. The Bank chose to decrease the amount of network CDs by $15 million or 33% because of sufficient growth in other categories to meet loan demand. The $9 million in core certificates of deposit growth is due to an enhanced presence in the market place.

Total shareholders equity at December 31, 2000 was $53 million, an increase of $6 million over total shareholders equity of $47 million at December 31, 1999. The increase in equity is primarily due to net income of $5.2 million for the twelve months ended December 31, 2000, the exercise of incentive stock options, and changes in accumulated other comprehensive income, less dividends paid to shareholders.

Results of Operations

Net income was $5.2 million for the year ended December 31, 2000, an increase of 40% over net income of $3.7 million for the same period in 1999. Diluted earnings per share for the years ended December 31, 2000 and 1999 were $0.54 and $0.39 respectively.

Net Interest Income

The largest component of the Company's net income is net interest income. Net interest income (presented on a tax equivalent basis) was $28.6 million, which yielded a net interest margin of 4.55%, for the year ended December 31, 2000, compared to net interest income of $23.1 million and net interest margin of 4.68% for the same period in 1999.

The $5.5 million, or 24%, increase in net interest income was driven primarily by a 28%, or $136 million increase in average earning assets to $628 million for the year ended December 31, 2000. The increase in the earning assets, primarily loans, is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Average loans increased $88 million, or 20%, to $517 million in 2000 compared to $429 million in 1999.

The yield on average earning assets increased to 8.95% for the year ended December 31, 2000 from 8.37% for the same period in 1999. The increase in asset yield was primarily due to a 125 basis point increase in the prime rate since July of 1999 and a general increase in average yields on loans and investment securities. Average interest earning assets increased to 94.82% of total assets in 2000 from 93.37% for the same period in 1999. The increase in net interest income was offset by a $117 million increase in average interest bearing liabilities to $529 million in 2000 from $412 million during the same period in 1999. The yield on interest-bearing liabilities increased to 5.21% in 2000 compared to 4.41% for the same period in 1999. This increase is primarily attributed to the aforementioned increases in the prime rate and the addition of $11 million in guaranteed preferred beneficial interest in EBH-subordinated debentures.

The increase in the interest paid on interest-bearing liabilities was also attributed to a change in the mix of liabilities from lower cost liabilities, such as interest-bearing transaction and savings accounts, to higher cost liabilities, such as money market accounts, certificates of deposits, and guaranteed preferred beneficial interests in EBH-subordinated debentures. Total average interest-bearing liabilities increased to 79.92% of total average assets for the year ended December 31, 2000 from 78.08% for the same period in 1999.

The table on page 12 sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for each of the three years ended December 31, 2000, 1999, and 1998.

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

Financial Condition

Total assets at December 31, 1999 were $615 million, an increase of $128 million, or 26%, over total assets of $488 million at December 31, 1998. Loans were $481 million, an increase of $126 million, or 35%, over total loans of $355 million at December 31, 1998. Federal funds sold and investment securities were $101 million, an increase of $20 million, or 24%, from total federal funds sold and investment securities of $81 million at December 31, 1998.

Total deposits at December 31, 1999 were $542 million, an increase of $109 million, or 25%, over total deposits of $433 million at December 31, 1998. Most of the deposit growth occurred in money market deposits and certificates of deposit. Money market deposits grew $50 million, or 30%, during 1999. Certificates of deposit grew $48 million or 34% during 1999. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts by relationship officers. Growth in certificates of deposit is also due to an enhanced presence in the marketplace and an increase of $16 million, or 55%, in network CDs. The Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company refers to such deposits as network CDs.

Total shareholders' equity at December 31, 1999 was $47 million, an increase of $3 million over total shareholders' equity of $44 million at December 31, 1998. The increase in equity is due net income of $3.7 million for the twelve months ended December 31, 1999, and the exercise of incentive stock options by employees, less dividends paid to shareholders, treasury stock purchases, and other comprehensive losses.

Results of Operations

Net income was $3.7 million for the year ended December 31, 1999, an increase of 26% over net income of $2.9 million for the same period in 1998. Diluted earnings per share for the years ended December 31, 1999 and 1998 were $0.39 and $0.32, respectively. The Company's net income increased primarily due to growth in interest earning assets and an increase in noninterest income offset by an increase in interest bearing liabilities and noninterest expenses.

Net Interest Income

Net interest income (presented on a tax equivalent basis) was $23.1 million, which yielded a net interest margin of 4.68%, for the year ended December 31, 1999, compared to net interest income and net interest margin of $17.9 million and 4.56%, for the same period in 1998.

The $5.1 million, or 29%, increase in net interest income was driven by a 25%, or $99 million, increase in average earning assets, a change in the mix of earning assets and a decrease in the yield on interest bearing liabilities. Average earning assets increased to $492 million for the year ended December 31, 1999. The mix of earning assets shifted from lower earning investment securities and federal funds sold to higher yielding loans. The increase in the earning assets and shift in mix is attributable to the continued calling efforts of the Company's relationship officers resulting in loan growth of $101 million, or 31%, in average loan balances during 1999 as compared to 1998 and sustained economic growth in the local market served by the Company. Some of the increase was offset by a lower average earning asset yield and growth in interest bearing deposits.

Average loans as a percent of average total assets increased to 81.44% in 1999 from 77.23% in 1998. For the same periods, the yield on average loans was 8.81% and 9.11%, respectively. The decrease in loan yield in 1999 compared to 1998 partially offset the margin benefits obtained by increasing the loan to asset ratio during the same period.

The yield on average earning assets decreased to 8.37% for the year ended December 31, 1999 from 8.56% for the same period in 1998. The decrease in asset yield was primarily due to a general decrease in average yield on loans, investment securities and federal funds sold.

The yield on interest bearing liabilities decreased to 4.41% for the year ended December 31, 1999 from 4.79% for the same period in 1998. The yield on all categories of deposits decreased in 1999 as compared to 1998. This drop is due to a concerted effort by the Asset/Liability Committee to decrease the interest paid on deposits. This general drop in yields was partially offset by deposits shifting to higher yielding money market accounts.

                                                                 Year ended December 31,
                            --------------------------------------------------------------------------------------------
                                               2000                                         1999
                            --------------------------------------------------------------------------------------------
                                        Percent     Interest   Average               Percent      Interest    Average
                              Average  of Total     Income/     Yield/    Average    of Total      Income/     Yield/
                              Balance    Assets     Expense      Rate     Balance     Assets       Expense      Rate
                              --------  --------     -------   --------   --------   -------      --------    --------
Interest-earning assets:
    Loans (1)                $517,381    78.14%    $49,231       9.52%    $429,408     81.44%    $37,820       8.81%
    Taxable investments in
      debt and equity
      securities               55,005     8.31       3,473       6.31       36,955      7.01       2,094       5.67
    Nontaxable investments in
      debt securities (2)         700     0.11          54       7.75          935      0.18          70       7.49
    Federal funds sold         54,773     8.27       3,410       6.23       24,957      4.73       1,231       4.93
 Interest earning deposits         23     0.00           1       5.12           33      0.01           2       6.06
                             --------  -------      ------                --------   -------     -------
      Total interest-earning
       assets                 627,882    94.83      56,169       8.95      492,288     93.37      41,217       8.37

Noninterest-earning assets;                                                 21,419      4.06
    Cash and due from banks    19,878     3.00                               7,813      1.48
    Fixed assets, net           8,309     1.25
    Investment in Enterprise
      Merchant Banc, LLC        1,088     0.16                                 175      0.03

    Prepaid expenses and
      other assets             11,703     1.77                              10,393      1.97
    Allowance for loan losses  (6,703)   (1.01)                             (4,833)    (0.91)
                             --------  -------                            --------   -------

  Total assets               $662,157   100.00%                           $527,255    100.00%
                             ========  =======                            ========   =======

Liabilities and Shareholders'
  Equity:
    Interest-bearing
     liabilities:
     Interest-bearing
      transaction accounts      8,781     7.37%    $   823       1.69%    $ 44,477      8.43%        814       1.83%
     Money market               7,200    38.84      13,366       5.20      197,931     37.53       8,528       4.31
     Savings                    7,178     1.08         185       2.58        6,935      1.32         179       2.58
     Certificates of deposit $  4,593    29.39      11,624       5.97      148,790     28.22       7,821       5.26
     Borrowed funds             0,435     1.58         545       5.22       11,595      2.20         632       5.45

     Guaranteed preferred
      beneficial interests
      in EBH-Subordinated
      Debentures               11,000     1.66       1,053       9.58        1,978      0.38         186       9.40
                             --------  -------      ------                --------   -------     -------

     Total interest-bearing
      liabilities             529,187    79.92      27,596       5.21      411,706     78.08      18,160       4.41

 Noninterest-bearing
  liabilities:
     Demand deposits           79,364    11.99                              66,044     12.53
     Other liabilities          3,474     0.52                               3,244      0.62
                             --------  -------                            --------   -------

     Total liabilities        612,025    92.43                             480,994     91.23

     Shareholders' equity      50,132     7.57                              46,261      8.77
                             --------  -------                            --------   -------

     Total liabilities and
      shareholder's equity   $662,157   100.00%                           $527,255    100.00%
                             ========  =======                            ========   =======

 Net interest income                               $28,573                                       $23,057
                                                   =======                                       =======

 Net interest margin                                             4.55%                                         4.68%
                                                               ======                                          ====

                                                          Year ended December 31,
                                        -----------------------------------------------------------
                                                                   1998
                                        -----------------------------------------------------------
                                                              Percent     Interest      Average
                                               Average       of Total      Income/        Yield
                                               Balance        Assets       Expense        Rate
                                               -------        -------     -------      -----------
Interest-earning assets:
 Loans (1)                                  $ 328,761          77.23%      $29,953      9.11%
 Taxable investments in
  debt and equity
  securities                                  31,568            7.42       1,890       5.99
 Nontaxable investments in
  debt securities (2)                           1,805            0.42         158       8.75
 Federal funds sold                            30,186            7.09       1,600       5.30
 Interest earning deposits                        808            0.19          41       5.07
                                             ---------        -------     -------    -------
  Total interest-earning assets              393,1289           92.35      33,642       8.56

 Noninterest-earning assets;
  Cash and due from banks                      19,703            4.63
  Fixed assets, net                             7,497            1.76
  Investment in Enterprise
  Merchant Banc, LLC                                -               -
  Prepaid expenses and
    other assets                                9,081            2.13
  Allowance for loan losses                    (3,708)          (0.87)
                                             --------        ---------

  Total assets                               $425,701          100.00%
                                             ========          ======

Liabilities and
 Shareholders' Equity:
 Interest-bearing
  liabilities:
  Interest-bearing
   transaction accounts                      $ 38,746            9.10%    $    900      2.32%
  Money market                                131,899           30.98        5,991      4.54
  Savings                                       6,863            1.61          187      2.72
  Certificates of deposit                     145,827           34.26        8,306      5.70
  Borrowed funds                                4,860            1.14          321      6.60

  Guaranteed preferred
   beneficial interests
   in EBH-Subordinated
    Debentures                                      -               -             -        -
                                             --------         -------         -----

  Total interest-bearing
   liabilities                                328,195            77.09       15,705     4.79

 Noninterest-bearing
  liabilities:
  Demand deposits                              54,781            12.87
  Other liabilities                             1,577             0.37
                                               ------           ------

  Total liabilities                           384,553            90.33

  Shareholders' equity                         41,148             9.67
                                               ------          -------

  Total liabilities and
     shareholder's equity                    $425,701           100.00%
                                              =======          =======

 Net interest income                                                       $ 17,937
                                                                             ======

 Net interest margin                                                                    4.56%
                                                                                        ====


_________________
(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,062,000, $1,128,000 and $739,000 for 2000, 1999 and 1998, respectively.
(2) Nontaxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

During 2000, an increase in the average volume of earning assets resulted in an increase in interest income of $11,082,000. Interest income increased $3,870,000 due to an increase in rates on earning assets. Increases in average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and notes payable resulted in an increase in interest expense of $6,390,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in an increase in interest expense of $3,046,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 2000 as compared to 1999 increased interest income by $14,952,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $9,436,000.

During 1999, an increase in the average volume of earning assets resulted in an increase in interest income of $8,816,000, partially offset by a decrease of $1,241,000 due to a decrease in rates on earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, and notes payable and other borrowing resulted in an increase in interest expense of $3,613,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $1,158,000. The increase in the volume of both earning assets and interest bearing liabilities are due to the previously mentioned 26% growth the Company experienced during 1999. The decrease in the average rate of earning assets was a result of interest rate pressures and competition in the Company's market.
The decrease in the average rate of interest bearing liabilities was the result of a concerted effort by the Asset/Liability Committee ("ALCO") to decrease the interest paid on deposits. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 1999 as compared to 1998 increased interest income by $7,575,000 while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities increased interest expense by $2,455,000.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                2000 Compared to 1999                   1999 Compared to 1998
                                              Increase (Decrease) Due to              Increase (Decrease) Due to
                                         ------------------------------------      ---------------------------------
                                         Volume(1)       Rate(2)        Net        Volume(1)    (Rate(2)      Net
                                         ---------       -------      --------     ---------    --------    --------
                                                                  (Dollars in Thousands)
Interest earned on:
  Loans                                $     8,189      $  3,222   $    11,411     $   8,884   $  (1,017)   $  7,867
  Taxable investments in debt
    and equity securities                    1,120           259         1,379           309        (105)        204
  Nontaxable investments in debt
    and equity securities (3)                  (11)           (5)          (16)          (68)        (20)        (88)
  Federal funds sold                         1,785           394         2,179          (263)       (106)       (369)
  Certificates of deposit                       (1)           (0)           (1)          (46)          7         (39)
                                            ------         -----       -------       -------    --------     -------
  Total interest-earning assets        $    11,082      $  3,870   $    14,952     $   8,816   $  (1,241)   $  7,575
                                            ------         -----       -------       -------    --------     -------

Interest paid on:
  Interest-bearing demand deposits     $        75      $    (66)      $     9     $     121   $    (207)   $    (86)
  Money market rate deposits                 2,863         1,975         4,838         2,855        (318)      2,537
  Savings deposits                               6             -             6             2         (10)         (8)
  Time deposits                              2,644         1,159         3,803           166        (651)       (485)
  Borrowed funds                               (61)          (26)          (87)          376         (65)        311
  Guaranteed preferred beneficial
   interests in EBH-subordinated
   debentures                                  863             4           867            93          93         186
                                            ------         -----       -------       -------    --------     -------
    Total                              $     6,390      $  3,046   $     9,436     $   3,613   $  (1,158)   $  2,455
                                            ------         -----       -------       -------    --------     -------
Net interest income (loss)             $     4,692      $    824   $     5,516     $   5,203   $     (83)   $  5,120
                                            ======         =====       =======       =======    ========     =======

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

Loan Portfolio

Loans, as a group, are the largest asset and the primary source of interest income for the Company. Diversification among different categories of loans reduces the risks associated with any single type of loan. The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:

                                                                          December 31,
                              -----------------------------------------------------------------------------------------------------
                                     2000                 1999                 1998                 1997                 1996
                              -----------------    -----------------    -----------------    -----------------    -----------------
                                       Percent              Percent              Percent              Percent              Percent
                                       of Total             of Total             of Total             of Total             of Total
                              Amount    Loans      Amount    Loans      Amount    Loans      Amount    Loans      Amount    Loans
                              ------    -----      ------    -----      ------    -----      ------    -----      ------    -----
                                                                      (Dollars in Thousands)
Commercial and industrial    $153,357     27.54%  $137,815     28.66%  $116,467     32.81%  $ 95,499     32.50%  $ 50,817     33.85%
Real estate:
     Commercial               134,133     24.09    103,471     21.51     46,351     13.06     47,744     16.25     27,445     18.28
     Construction             128,779     23.13    119,251     24.80     78,112     22.01     50,793     17.28     24,089     16.05
     Residential              114,212     20.51     95,916     19.95     90,762     25.57     85,493     29.09     42,673     28.42
Consumer and other             26,312      4.73     24,438      5.08     23,235      6.55     14,354      4.88      5,097      3.40
                             --------    ------   --------    ------   --------    ------   --------    ------   --------    ------
  Total loans                $556,793    100.00%  $480,891    100.00%  $354,927    100.00%  $293,883    100.00%  $150,121    100.00%
                             ========    ======   ========    ======   ========    ======   ========    ======   ========    ======

The Company's subsidiary banks grant commercial, residential, consumer, and agricultural loans. In the St. Louis metropolitan and Overland Park, Kansas areas, the banks grant commercial, residential and consumer loans primarily to small to medium sized businesses and their owners. In the Southeast Kansas market, loans are made to a wider range of businesses and consumers, including farmers. Overall, the Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector. However, a substantial portion of the portfolio is secured by real estate. As of December 31, 2000, $377 million in loans, or 68% of the loan portfolio, involved real estate as part or all of the collateral package, as compared to $319 million, or 66%, and $215 million, or 61%, in 1999 and 1998, respectively. As of December 31, 2000, $164 million or 43%, of the real estate secured loans for 2000, were personal and business loans and loans on owner-occupied properties as compared to $151 million, or 47%, and $98.9 million, or 46%, for 1999 and 1998, respectively. Management views these types of loans as having less risk than traditional real estate loans because the primary source of repayment for these loans is not dependent upon the cash flow or sale of the real estate securing the loans. When evaluating the appropriateness of the allowance for loan losses, these loans are evaluated based on commercial considerations such as the financial condition, cash flow and income of the borrower as well as the value of all collateral securing the loans, including the market value of any real estate securing the loan.

The following table sets forth the interest rate sensitivity of the loan portfolio at December 31, 2000:

                                      Loans Maturing or Repricing
                             ----------------------------------------------
                                           After One
                                In One      Through      After
                             Year or Less  Five Years  Five Years   Total
                             ------------  ----------  ----------  --------
                                         (Dollars in Thousands)
Fixed Rate Loans/(1)/
----------------

Commercial and industrial        $ 19,973    $ 33,375      $1,718  $ 55,066
Real estate:
  Commercial                        9,902      59,844       4,532    74,278
  Construction                      7,672      16,265       1,373    25,310
  Residential                      12,557      28,081       1,299    41,937
Consumer and other                  5,378       7,525         238    13,141
                                 --------    --------      ------  --------
    Total                        $ 55,482    $145,090      $9,160  $209,732
                                 ========    ========      ======  ========

Variable Rate Loans/(1)/
-------------------

Commercial and industrial        $ 98,291    $      -      $    -  $ 98,291
Real estate:
  Commercial                       59,855           -           -    59,855
  Construction                    103,469           -           -   103,469
  Residential                      72,275           -           -    72,275
Consumer and other                 13,171           -           -    13,171
                                 --------    --------      ------  --------
    Total                        $347,061    $      -      $    -  $347,061
                                 ========    ========      ======  ========

Total Loans/(1)/
-----------

Commercial and industrial        $118,264    $ 33,375      $1,718  $153,357
Real estate:
  Commercial                       69,757      59,844       4,532   134,133
  Construction                    111,141      16,265       1,373   128,779
  Residential                      84,832      28,081       1,299   114,212
Consumer and other                 18,549       7,525         238    26,312
                                 --------    --------      ------  --------
    Total                        $402,543    $145,090      $9,160  $556,793
                                 ========    ========      ======  ========

(1) Loan balances are shown net of unearned loan fees and loans held for sale.

Provision for Loan Losses

The provision for loan losses was $1,042,534, $2,496,256, and $1,360,899 in 2000, 1999, and 1998 respectively. The provision for loan loss decreased from 1999 to 2000 due to a large provision expense being recognized in 1999 related to the classification of a large commercial credit. In December 1999, the Company made an additional $1 million provision for loan losses for two specific loans. During 2000, the decrease in provision reflects loan growth of $76 million during 2000 versus loan growth of $126 million during the same period in 1999.

During 1999, the increase in provision reflects an increase in loan growth and in net loan charge offs compared to the year ended December 31, 1998. The Company experienced loan growth of $126 million during 1999 versus loan growth of $61 million during the same period in 1998. The Company had net loan charge offs of $167,579 during 1999 as compared to net loan charge offs of $101,669 during 1998.

In September 2000, the Kansas bank charged off one commercial loan in the amount of $495,000 which accounted for a substantial portion of the charged off loans during the year. The Company has charged off a total of $1,359,000 in loans from January 1, 1996 through December 31, 2000. Total recoveries for the same period are $376,000, resulting in a five-year net charge-off experience of $983,000, or 0.04% per year of average loans for the same period.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance charged to expense:

                                                                                       December 31,
                                                          --------------------------------------------------------------------
                                                            2000           1999           1998           1997           1996
                                                          --------       --------       --------       --------       --------
                                                                                 (Dollars in Thousands)
Allowance at beginning of period                          $  6,758       $  4,430       $  3,170       $  1,950       $  1,400
                                                          --------       --------       --------       --------       --------
Loans charged off:
  Commercial and industrial                                    682            109             48             90              -
  Real estate:
   Commercial                                                   48              2             39             45              -
   Construction                                                  -              -              -              -              -
   Residential                                                  32              -              -             27              -
  Consumer and other                                            26            135             76              -              -
                                                          --------       --------       --------       --------       --------
   Total loans charged off                                     788            246            163            162              -
                                                          --------       --------       --------       --------       --------
Recoveries of loans previously
  charged off:
   Commercial and industrial                                    63             33             36             44              -
    Real estate:
     Commercial                                                  -             21             10             50              4
     Construction                                                -              -              -              -              -
     Residential                                                13              -              -             38             15
  Consumer and other                                             8             24             16              -              1
                                                          --------       --------       --------       --------       --------
     Total recoveries of
          loans previously
          charged off                                           84             78             62            132             20
                                                          --------       --------       --------       --------       --------
     Net loans charged off (recovered]                         704            168            101             30            (20)
                                                          --------       --------       --------       --------       --------
Provisions charged to operations                             1,043          2,496          1,361            875            530
                                                          --------       --------       --------       --------       --------
Allowance of acquired entity                                     -              -              -            375              -
Allowance at end of period                                $  7,097       $  6,758       $  4,430       $  3,170       $  1,950
                                                          ========       ========       ========       ========       ========

Average loans                                             $517,381       $429,408       $328,761       $203,344       $120,849
Total loans                                                556,793        480,892        354,927        293,883        134,133
Nonperforming loans                                          2,005          2,559            666             50            161
Net charge off (recoveries)
  to average loans                                            0.14%          0.04%          0.03%          0.01%         (0.02)%
Allowance for loan losses to loans                            1.27           1.41           1.25           1.08           1.45

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

Each month, loan administration provides management and the Bank Boards of Directors with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loan, which are not otherwise disclosed in the loan portfolio composition table. The Company does not have a material amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

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

As of December 31, 2000, 1999, and 1998, the Company had 49, 41, and 46 impaired loans in the aggregate amounts of $9,091,231, $3,328,825, and $1,750,465, respectively, all of which are considered potential problem loans. The increase in impaired loans of $5.8 million from December 31, 1999 to December 31, 2000 is primarily due to the classification of two large credit relationships with an outstanding balance of $2.9 million at December 31, 2000 in addition to the classification of certain other smaller commercial credits. Management believes that the specific reserves on these credits is adequate at December 31, 2000.

The Company had foreclosed property in the amount of $76,680, $438,072, and $806,072, as of December 31, 2000, 1999, and 1998, respectively, which are considered nonperforming. Nonperforming assets decreased from $2,955,000 at December 31, 1999 to $2,082,000 at December 31, 2000. Non-performing assets increased from $1,472,000 at December 31, 1998 to $2,955,000 at December 31, 1999.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                                 As of December 31,
                                        ---------------------------------------------------------------------
                                          2000            1999           1998           1997           1996
                                        --------        --------       --------       --------       --------
                                                               (Dollars in Thousands)
Nonaccrual loans                        $  1,798        $  2,485       $    581       $     50       $    131
Loans past due 90 days or more
 and still accruing interest                 207              74             85              -             30
Restructured loans                             -               -              -              -              -
                                        --------        --------       --------       --------       --------
Total nonperforming loans                  2,005           2,559            666             50            161
Foreclosed property                           77             396            806            806            874
                                        --------        --------       --------       --------       --------
Total nonperforming assets              $  2,082        $  2,955       $  1,472       $    856       $  1,035
                                        ========        ========       ========       ========       ========

Total assets                            $710,063        $615,143       $488,065       $398,839       $212,237
Total loans, net of unearned
 loan fees                               556,793         480,891        354,927        293,883        149,936
Total loans plus foreclosed property     556,870         481,287        355,733        294,689        150,810

Nonperforming loans to total loans          0.36%           0.53%          0.19%          0.02%          0.11%
Nonperforming assets to total loans
 plus foreclosed property                   0.37            0.61           0.41           0.29           0.69
Nonperforming assets to total assets        0.29            0.48           0.30           0.21           0.49

The Company's policy is to discontinue the accrual of interest on loans when principal or interest is due and has remained unpaid for 90 days or more, unless the Company is in the process of collecting the principal and interest due, and is fairly certain to collect all interest.

The following table sets forth the allocation of the allowance for loan losses by loan category as an indication of the estimated risk of loss for each loan type. The unallocated portion of the allowance is intended to cover loss exposure related to potential problem loans for which no specific allowance has been estimated and for other losses in the loan portfolio deemed probable.

                                                                       As of December 31,
                                --------------------------------------------------------------------------------------------------
                                       2000                1999                1998                1997                1996
                                ------------------  ------------------  ------------------  ------------------  ------------------
                                          Percent             Percent             Percent             Percent             Percent
                                             of                  of                  of                  of                  of
                                          Category            Category            Category            Category            Category
                                           Total               Total               Total               Total               Total
                                Allowance  Loans    Allowance  Loans    Allowance  Loans    Allowance  Loans    Allowance  Loans
                                ---------  -----    ---------  -----    ---------  -----    ---------  -----    ---------  -----
                                                                      (Dollars in Thousands)
Commercial and industrial       $ 3,046    27.54%   $ 2,801    28.66%   $ 1,625    32.81%   $   903    32.50%   $   467    33.85%
Real estate:
 Commercial                       1,589    24.09      1,437    21.51        577    13.06        399    16.25        277    18.28
 Construction                       833    23.13        972    24.80        688    22.01        489    17.28        456    16.05
 Residential                      1,026    20.51        959    19.95        896    25.57        777    29.09        421    28.42
Consumer and other                  312     4.73        364     5.08        235     6.55        170     4.88         62     3.40
Not allocated                       291        -        225      409          -      432          -      267          -
                                -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
 Total                          $ 7,097   100.00%   $ 6,758   100.00%   $ 4,430   100.00%   $ 3,170   100.00%   $ 1,950   100.00%
                                =======   ======    =======   ======    =======   ======    =======   ======    =======   ======

The above allocation by loan category does not mean that actual loan charge offs will be incurred in the categories indicated. The risk factors considered in determining the above allocation are the same as those used when determining the overall level of the allowance.

Noninterest Income

The following table depicts the annual changes in various noninterest income categories:

                                                            December 31,                           December 31,
                                                            ------------                           ------------
                                                          2000 versus 1999                       1999 versus 1998
                                                 -----------------------------------  --------------------------------------
                                                  $ Change       2000        1999      $ Change        1999          1998
                                                 ----------   ----------  ----------  ----------    ----------    ----------
Realized gain on trading assets                    (201,954)         500     202,454     202,454       202,454             -
Gain on sale of other real estate                    84,880      214,930     130,050     130,050       130,050             -
Gain on sale of mortgage loans                     (305,408)     503,702     809,110    (433,759)      809,110     1,242,869
Trust and financial advisory income                 257,019      851,829     594,810     594,810       594,810             -
Income from minority interest
  in EMB, LLC                                        61,793       64,727       2,934       2,934         2,934
Gain (loss) on investment in Enterprise
  Fund, L.P.                                         37,717       29,954      (7,763)     (5,564)       (7,763)       (2,199)
Service charges on deposit accounts                  10,962    1,196,326   1,185,364     478,898     1,185,364       706,466
Other service charges and fee income                (45,993)     632,563     678,556    (132,054)      698,556       810,610
                                                 ----------   ----------  ----------  ----------    ----------    ----------

  Total noninterest income                       $ (100,984)  $3,494,531  $3,595,515  $  837,769    $3,595,515    $2,757,746
                                                 ==========   ==========  ==========  ==========    ==========    ==========

Total noninterest income was $3,494,531 in 2000, representing a $100,984 decrease from 1999. Total noninterest income was $3,595,515 in 1999, representing a $837,769 increase from 1998. The key to these differences is in understanding the trends associated with each income category.

In connection with the adoption of SFAS 133, the Company elected to reclassify an equity investment from held-to-maturity to trading. The Company recorded a $197,546 gain on marking the asset to market during the second quarter of 1999, which is treated as a cumulative effect of a change in accounting principle. In the fourth quarter of 1999 the Company obtained a purchase agreement for the equity investment which resulted in a $202,454 gain. This gain was recognized as noninterest income. The asset was sold on February 2, 2000. Management considers this to be nonrecurring income.

The gain on sale of other real estate of $214,930 in 2000 and $130,050 in 1999 was a result of the sale of two separate parcels of foreclosed properties the Company has owned since 1992. Management considers this to be nonrecurring income.

The decreases in the gains on sale of mortgage loans was due to an increase in interest rates during 1999 and 2000. Over half of the gains on sale of mortgage loans in 1998 were due to refinancing, while the refinancing of mortgage loans account for less than 25% of the mortgage gains in 2000. The demand for refinanced mortgage loans dramatically decreased with the rise in interest rates.

The Company began offering trust and financial advisory services in October 1998. The $594,810 in fees during 1999 was the result of several life insurance and financial planning transaction fees. The $257,019 increase in fees to $851,829 during 2000 as compared to $594,810 during 1999 was the result of increased assets under management in the trust company and portfolio management for the financial planners.

Income from minority investment in EMB LLC was $64,727, $2,934, and $0 during 2000, 1999, and 1998, respectively. The gain (loss) from the investment in Enterprise Fund, L.P. was $29,954, ($7,763), and ($2,199), during 2000, 1999, and 1998, respectively. The increase in the income from investment in EMB LLC and the investment in Enterprise Fund L.P. over the three year period was the result of the aforementioned Merchant Banc restructuring in 1999 and a $175,000 merchant banking fee the Company recognized in September of 2000.

The increase of $478,898 in service charges on deposit accounts during 1999 was due to a concerted effort by the Company's management to alter service charges and other fees to stay competitive in the market place. As a result of the rising interest rate environment in 2000, the service charges did not increase in line with deposit growth. Higher interest rates resulted in higher earnings credit on deposit accounts which offset service charges. This is especially true on business accounts.


Noninterest Expense

Total noninterest expense was $22,476,544 in 2000 representing a $4,381,587 or 24% increase from 1999. Increases in salaries, payroll taxes and employee benefits, occupancy expense, and data processing expenses are primarily due to:
1) increased activity and growth in trust and financial advisory operations started during 1998, 2) the investment in several additional new business development officers in the St. Louis region and additional management in the Kansas region, and 3) normal increases associated with growth. The Company recently implemented an Internet banking business and check imaging system to enhance customer service. Both programs increased noninterest expense during 2000. In addition, the Company expanded its computer and data processing infrastructure for the additional Kansas locations and communication between the regions, which also increased expenses. During 2000, the Company expensed approximately $496,386 in legal, accounting, travel, and other costs related to the merger. The remaining increase is attributed to normal operating expenses associated with growth. Other noninterest expenses were $5,173,672 for 2000, an increase of $665,038, or 15% over 1999.

The following table depicts changes in noninterest expenses in the above mentioned operations:

                                                  December 31, 2000 versus 1999                December 31, 1999 versus 1998
                                            -----------------------------------------    -----------------------------------------
                                             $ Change         2000           1999         $ Change         1999           1998
                                            -----------    -----------    -----------    -----------    -----------    -----------
Salaries, payroll taxes and employee        $ 2,647,554    $13,251,757    $10,604,203    $ 2,174,819    $10,604,203    $ 8,429,384
 benefits
Occupancy                                       245,953      1,557,082      1,311,129         71,168      1,311,129      1,239,961
Furniture, equipment and data processing        326,655      1,807,080      1,480,425        382,889      1,480,425      1,097,536
Amortization of goodwill                              1        190,567        190,566             (1)       190,566        190,567
Merger expenses                                 496,386        496,386              -              -              -              -
Other                                           665,038      5,173,672      4,508,634        940,668      4,508,634      3,567,966
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total Noninterest Expense                   $ 4,381,587    $22,476,544    $18,094,957    $ 3,569,543    $18,094,957    $14,525,414
                                            ===========    ===========    ===========    ===========    ===========    ===========


Total noninterest expense was $18,094,957 in 1999 representing a $3,569,543 or 25% increase from 1998. The increase in noninterest expense was primarily attributable to: 1) the new trust and financial advisory services started in 1998, 2) growth in the new banking facilities opened during 1997 in St. Peters and Sunset Hills; and 3) expenses related to growth in the Company. During 1999, the Company's trust and financial advisory division increased its staff and other expenses to support the Company's growth in this business segment. The Company added 35 employees to support its growth and establish its market presence. The increases were primarily due to increases in salaries and benefits expense, occupancy expense and other operating expenses related to the above mentioned operations and staff additions.

Income Taxes

Income tax expense was $3,208,450, $2,335,408, and $1,725,403 for 2000, 1999,
and 1998, respectively. The effective tax rate was 38%, 39% and 37% for the years ended December 31, 2000, 1999, and 1998, respectively.

Liquidity and Interest Rate Sensitivity

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, and by the Company's deposit inflows, proceeds from borrowings, and retained earnings.

The following table reflects the Company's GAP analysis (rate sensitive assets minus rate sensitive liabilities) as of December 31, 2000:

                                                      Over        Over      After
                                                    3 Months     1 Year    5 Years
                                         3 Months  Through 12   Through  or No Stated
                                         or Less      Months     5 Years  Maturity    Total
                                         --------  -----------  --------  ---------  --------
                                                       (Dollars in Thousands)
Assets:
  Investments in debt and
    equity securities                    $  8,777    $ 22,944   $ 16,672  $  4,960  $ 53,353
  Interest-bearing deposits                     9           -          -         -         9
  Loans, net of unearned loan fees        359,040      44,448    145,090     9,160   557,738
  Federal funds sold                       58,303           -          -         -    58,303
                                         --------    --------   --------  --------  --------
      Total interest-sensitive
        assets                           $426,129    $ 67,392   $161,762  $ 14,120  $669,403
                                         --------    --------   --------  --------  --------
Liabilities:
  Interest-bearing transaction
    accounts                             $ 61,314           -          -         -    61,314
  Money market and savings
    accounts                              278,387           -          -         -   278,387
  Certificates of deposit                  40,820     116,933     29,324         9   187,086
  Guaranteed preferred
    beneficial interests in
    EBH-subordinated
    debentures                                  -           -          -    11,000    11,000
  Federal Home Loan Bank
    Advances and funds
    purchased                               1,225       5,014      4,074       878    11,191
                                         --------    --------   --------  --------  --------
    Total interest-sensitive
      liabilities                        $381,746    $121,947   $ 33,398  $ 11,887  $548,978
                                         --------    ========   ========  ========  ========
Interest-sensitivity GAP
  GAP by period                          $ 46,383    $(54,555)  $128,364  $  2,233  $120,425
                                         ========    ========   ========  ========  ========
  Cumulative GAP                         $ 46,383    $(10,172)  $118,192  $120,425  $120,425
                                         ========    ========   ========  ========  ========
Ratio of interest-sensitive assets to
  interest-sensitive liabilities:
    Periodic                                 1.12        0.55       4.84      1.19      1.22
    Cumulative GAP                           1.12        0.98       1.22      1.22      1.22
                                         ========    ========   ========  ========  ========

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

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis for all periods except the 3 to 12 month period at December 31, 2000 based on contractual maturities. In this regard, a decrease in the general level of interest rates would generally have a negative effect on the Company's net interest income as the repricing of the larger volume of interest sensitive assets would create a larger reduction in interest income as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities. Likewise, an increase in the general level of interest rates would have a positive effect on net interest margin.

As a policy, the Company focuses more attention to the cumulative GAP ratios than any specific periods ratios since the cumulative GAP takes into account the repricing nature of the assets and liabilities for a specific period plus all previous periods which would have been affected by interest rate movements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Market Risk

The Company's exposure to market risk is reviewed on a regular basis by the ALCO. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At December 31, 2000, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 200 basis points from their current level over a one year period.

The following tables present the scheduled maturity of market risk sensitive instruments at December 31, 2000:

                                                                                               Beyond 5
                                                                                               Years or
                                                                                                   No
                                                                                                 Stated
                                 Year 1        Year 2        Year 3      Year 4     Year 5      Maturity       Total
                                 ------        ------        ------      ------     ------      --------       -----
Assets:
 Investment in debt and
      equity securities          $ 31,721       $ 12,285     $  2,168    $    965    $1,254         $ 4,960   $ 53,353
 Interest-bearing
     deposits                           9              -            -           -         -               -          9
 Federal funds sold                58,303              -            -           -         -               -     58,303
 Loans, net of unearned
     loan fees                    403,488         50,554       58,137      30,734     5,665           9,160    557,738
                                 --------       --------     --------   ---------    ------         -------   --------
     Total                       $493,521       $ 62,839     $ 60,305    $ 31,699    $6,919         $14,120   $669,403
                                 ========       ========     ========   =========    ======         =======   ========

Liabilities:
 Savings, Now, money
  market deposits                $339,701       $      -     $      -    $      -    $    -         $     -   $339,701
 Certificates of deposit          157,753         22,197        5,032       1,880       215               9    187,086
 Guaranteed preferred
     beneficial interests in
     EBH-subordinated
     debentures                         -              -            -           -         -          11,000     11,000
 Other borrowed funds               6,239             29        4,000           -        45             878     11,191
                                 --------       --------     --------   ---------    ------         -------   --------
     Total                       $503,693       $ 22,226     $  9,032    $  1,880    $  260         $11,887   $548,978
                                 ========       ========     ========   =========    ======         =======   ========

                                                  Average      Estimated
                                   Total      Interest Rate   Fair Value
                                   -----      -------------   ----------
Assets:
 Investment in debt and
      equity securities          $ 53,353           6.31%      53,351
 Interest-bearing deposits              9           5.12            9
 Federal funds sold                58,303           6.23       58,303
 Loans, net of unearned
      loan fees                   557,738           9.52%     559,352
                                 --------                    --------
           Total                 $669,403                    $671,015

Liabilities:
 Savings, Now, money
      market deposits            $339,701           4.59%    $339,701
 Certificates of deposit          187,086           5.97      188,649
 Guaranteed preferred
     Beneficial interests in
     EBH-subordinated
     debentures                    11,000           9.58%      10,313
 Other borrowed funds              11,191           5.22       11,185
                                 --------                    --------
 Total                           $548,978                    $549,848

Balance Sheet Trend

The following table summarizes certain trends in the Company's balance sheet during the three-year period ended December 31, 2000:

                                                        December 31,
                                             -------------------------------
                                                 2000       1999       1998
                                             --------   --------   --------
                                                 (Dollars in Thousands)
Total assets                                 $710,063   $615,143   $488,066
Earning assets                                668,458    581,393    436,014
Deposits                                      632,437    542,329    433,203
Loans to deposits                               88.04%     88.67%     81.93%
Loans to total assets                           78.41      78.18      72.72
Investment securities to total assets            7.51       7.43      13.25
Earning assets to total assets                  94.14      94.51      89.34
                                             ========   ========   ========

Loans                                        $556,899   $480,947   $355,030
Unearned loan fees                               (106)       (56)      (103)
                                             --------   --------   --------
 Net loans                                   $556,793   $480,891   $354,927
                                             ========   ========   ========

Investment securities - HFT                  $      -   $    910   $      -
Investment securities - AFS                    50,569     42,156     63,232
Investment securities - HTM                       521        680        699
Capital stock of the Federal Reserve Bank
 and the Federal Home Loan Bank                 2,263      1,930        726
                                             --------   --------   --------
  Total investments                          $ 53,353   $ 45,676   $ 64,657
                                             ========   ========   ========

Investment securities - HFT                  $      -   $    910   $      -
Investment securities - AFS                    50,569     42,156     63,232
Investment securities - HTM                       521        680        699
Capital stock of the Federal Reserve Bank
 and the Federal Home Loan Bank                 2,263      1,930        726
Federal funds sold                             58,303     54,825     16,425
Interest-bearing deposits                           9          1          5
Net loans                                     556,793    480,891    354,927
                                             --------   --------   --------
 Total earning assets                        $668,458   $581,393   $436,014
                                             ========   ========   ========

The ratio of earning assets to total assets was 94.14%, 94.51% and 89.34% for years ending December 31, 2000, 1999 and 1998, respectively. Earning assets increased $87,065,000 and $145,379,000, or 15% and 33%, for the years ended December 31, 2000 and 1999, respectively. Total assets increased $94,920,000 and $127,077,000, or 15% and 26%, during the same periods, respectively.

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

                                                                 December 31,
                                ------------------------------------------------------------------------------
                                          2000                       1999                       1998
                                ------------------------   -----------------------    ------------------------
                                                             (Dollars in Thousands)

                                Average   Interest         Average   Interest         Average   Interest
                                Balance    Expense  Rate   Balance   Expense   Rate   Balance   Expense   Rate
                                --------   -------  ----   --------  --------  ----   --------  --------  ----
Noninterest-bearing
 demand deposits                $ 79,364   $     -     -%  $ 66,044   $     -     -%  $ 54,781   $     -     -%
Interest-bearing transaction
 accounts                         48,781       823  1.69     44,477       814  1.83     38,746       900  2.32
Money market accounts            257,200    13,366  5.20    197,931     8,528  4.31    131,899     5,991  4.54
Savings accounts                   7,178       185  2.58      6,935       179  2.58      6,863       187  2.72
Certificates of deposit          194,593    11,624  5.97    148,790     7,821  5.26    145,827     8,306  5.70
                                --------   -------         --------   -------         --------   -------
                                $587,116   $25,998  4.43%  $464,177   $17,342  3.74%  $378,116   $15,384  4.07%
                                ========   =======  ====   ========   =======  ====   ========   =======  ====

Since inception, the Company has experienced rapid loan and deposit growth primarily due to aggressive direct calling efforts of relationship officers and sustained economic growth in the local markets served by the Company. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company used this source of deposits for over five years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $30 million at December 31, 2000, $45 million at December 31, 1999 and $29 million at December 31, 1998 in deposits from the national network.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 2000:



               Remaining Maturity                           Amount
               ------------------                           ------
                                 (Dollars in Thousands)

               Three months or less                        $ 22,837
               Over three through six months                 19,522
               Over six through twelve months                33,471
               Over twelve months                             8,706
                                                           --------
                                                           $ 84,536
                                                           ========

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

                                                                         December 31,
                                           ----------------------------------------------------------------------
                                                   2000                  1999                     1998
                                           -------------------------- ---------------------  --------------------
                                                           Percent               Percent                Percent
                                                           of Total              of Total               of Total
                                             Amount      Securities   Amount    Securities    Amount  Securities
                                           --------      ----------   ------    ----------   -------  ----------
                                                                      (Dollars in Thousands)
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $42,674         79.98%     $38,740     84.82%     $57,495     88.92%
Municipal bonds                                 660          1.24          819      1.79          856      1.32
Mortgage-backed securities                    7,474         14.01        3,245      7.10        4,711      7.29
Other securities                                282          0.53           32      0.07            -         -
Trading securities                                -             -          910      1.99            -         -
Capital stock of the Federal
 Reserve Bank and the Federal
  Home Loan Bank                              2,263          4.24        1,930      4.23        1,598      2.47
                                            -------        ------      -------    ------      -------    ------
                                            $53,353        100.00%     $45,676    100.00%     $64,660    100.00%
                                            =======        ======      =======    ======      =======    ======

As of December 31, 2000, debt securities with an amortized cost of $521,280 were classified as held to maturity securities and debt and equity securities with an amortized cost of $52,629,041 were classified as available for sale securities. The market valuation account for the available for sale securities was $202,842 to increase the recorded balance of such securities at December 31, 2000 to fair value on that date. The Company had no securities classified as a trading asset at December 31, 2000.

As of December 31 1999, debt securities with an amortized cost of $679,806 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $44,710,927 were classified as available for sale securities. The market valuation account for the available for sale securities was ($625,035) to decrease the recorded balance of such securities at December 31, 1999 to fair value on that date.

The Company had one security classified as a trading asset with a fair market value of $910,000 at December 31, 1999. The trading asset was sold for $910,500 on February 2, 2000.

As of December 31, 1998, debt securities with an amortized cost of $698,608 were classified as held-to-maturity securities; debt and equity securities with an amortized cost of $55,081,103 were classified as available-for-sale securities; the market valuation account for the available-for-sale securities was adjusted to approximately $502,723 to decrease the recorded balance of such securities at December 31, 1998 to fair value on that date.

The following table summarizes maturity and yield information on the investment portfolio at December 31, 2000:

                                                    Carrying
                                                     Value               Yield (1)
                                                    ---------           -----------
                                                       (Dollars in Thousands)
      U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies:
          0 to 1 year                               $28,788                6.05%
          1 to 5 years                               13,886                5.51
          5 to 10 years                                   -                   -
          10 years or more                                -                   -
          No stated maturity                              -                   -
                                                    -------
            Total                                   $42,674                5.87%
                                                    =======                ====
      Municipal bonds:
         0 to 1 year                                $   553                5.37%
         1 to 5 years                                   107                6.75
         5 to 10 years                                    -                   -
         10 years or more                                 -                   -
         No stated maturity                               -                   -
                                                    -------
          Total                                     $   660                5.59%
                                                    =======                ====
      Mortgage backed securities:
         0 to 1 year                                $ 2,380                7.16%
         1 to 5 years                                 2,429                6.66
         5 to 10 years                                    -                   -
         10 years or more                             2,665                7.09
         No stated maturity                               -                   -
                                                    -------
          Total                                       7,474                6.97%
                                                    =======                ====
      Other securities, including capital
         stock of the Federal Reserve Bank
         and the Federal Home Loan Bank
         0 to 1 year                                $     -                   -%
         1 to 5 years                                   250                8.75
         5 to 10 years                                   32                8.75
         10 years or more                                 -                   -
         No stated maturity                           2,263                6.53
                                                    -------
          Total                                     $ 2,545                6.78%
                                                    =======                ====

      Total
         0 to 1 year                                $31,721                6.12%
         1 to 5 years                                16,672                5.74
         5 to 10 years                                   32                8.75
         10 years or more                             2,665                7.09
         No stated maturity                           2,263                6.53
                                                    -------
          Total                                     $53,353                6.07%
                                                    =======                ====

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                    December 31,
                                               ----------------------
                                                2000    1999    1998
                                               ------  ------  ------

     Tier 1 capital to risk weighted assets    10.60%  11.15%   9.89%
     Total capital to risk weighted assets     11.79   12.35   10.97
     Leverage ratio (Tier 1 capital to
         average assets)                        9.41   10.62    9.16
     Tangible capital to tangible assets        9.75    7.68    8.63


At December 31, 2000, the Company's Tier 1 capital was $62 million compared to $56 million and $42 million at December 31, 1999 and 1998, respectively. At December 31, 2000, the Company's total capital was $69 million compared to $62 million and $44 million at December 31, 1999 and 1998, respectively.

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

                          SUPERVISION AND REGULATION
                          --------------------------

The Company and the Banks are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The numerous regulations and policies promulgated by the regulatory authorities create a difficult and ever-changing atmosphere in which to operate. The Company and the Bank commit substantial resources in order to comply with these statutes, regulations and policies. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation

The Company is a bank holding company under the definition of the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Banks' activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be closely related to banking.

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

Recent Developments: The Gramm-Leach-Bliley Act ("GLBA") was signed into law on November 12, 1999. This major banking legislation now permits affiliation among depository institutions and entities whose activities are considered "financial in nature" or incidental or complementary to such activities. Activities which are expressly considered financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. With certain exceptions, GLBA similarly expanded the authorized activities of subsidiaries of national banks (and indirectly through the wild card powers provisions of state law, Missouri banks). These provisions became effective March 11, 2000.

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

In addition to the creation of FHC's, GLBA establishes a scheme of "functional regulation" of financial services businesses which is intended to reflect the primacy of regulation over activities and entities by regulators routinely responsible for such activities and entities and with the appropriate expertise in the area of regulation. This applies both in allocating responsibility for supervising different companies within an FHC and in supervising different activities within the same company. In this connection, GLBA clarifies the regulation by states of insurance products sold by depository institutions, repeals some of the exemptions enjoyed by banks under federal securities laws in relation to securities offered by banks and licensing of broker-dealers and investment advisors.

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

Bank Regulation

General. As of December 31, 2000, the Company is the holding company for Enterprise Bank, a Missouri chartered bank, and Enterprise Banking N.A., a nationally chartered bank. The Missouri Bank is not a member of the Federal Reserve system, while the Kansas bank is a member. The Missouri Division of Finance and the FDIC are primary regulators for the Missouri Bank. The Kansas Bank is subject to regulation by the Office of the Comptroller of Currency ("OCC") These regulatory authorities regulate or monitor all areas of the Banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Transactions With Affiliates and Insiders. The Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Banks are also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing these and provision of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance. The deposits of the Banks are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. An insurance fund (BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Banks, which requires premiums from a depository institution based upon its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.

Dividends

The principal source of the Company's cash revenues comes from dividends received from the Banks. The amount of dividends that may be paid by the Banks to the Company depends on the Banks earnings and capital position and is limited by federal and state law, regulations, and policies.

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

              ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included on pages 34 through 40, below.

                                   PART III
                                   --------

                                  MANAGEMENT
                                  ----------

          ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to pages [2] through [13] of the Company's Proxy Statement for its annual meeting to be held April 25, 2001, at the University Club which is located at 1034 S. Brentwood Boulevard, St. Louis, Missouri 63117. The meeting will be held at 4:00 p.m.


                        ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to pages [6] through [9] of the Company's Proxy Statement for its annual meeting to be held April 25, 2001, at the University Club which is located at 1034 S. Brentwood Boulevard, St. Louis, Missouri 63117. The meeting will be held at 4:00 p.m.

           ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

The information required by this item is incorporated herein by reference to pages [11] through [13] of the Company's Proxy Statement for its annual meeting to be held April 25, 2001, at the University Club which is located at 1034 S. Brentwood Boulevard, St. Louis, Missouri 63117. The meeting will be held at 4:00 p.m.

         ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company and the Bank have, and expect to continue to have, banking and other transactions in the ordinary course of business with directors and executive officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such directors or executive officers have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. The Bank is subject to limits on the aggregate amount it can lend to the Bank's and the Company's directors and officers as a group. This limit is currently equal to the entity's unimpaired capital plus reserve for loan losses. Loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.



               ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as part of this Report:

     Enterbank Holdings Inc. and subsidiaries
     ----------------------------------------

        1.  Financial Statements:                                   Page Number
            ---------------------                                   -----------

            Independent auditors' report                                 33
            Consolidated Balance Sheets
               at December 31, 2000 and December 31, 1999                34
            Consolidated Statements of Income for the years
               ended December 31, 2000, 1999 and 1998                    35
            Consolidated Statements of Shareholders' Equity
               for the years ended December 31, 2000, 1999 and 1998      37
            Consolidated Statements of Cash Flows for the
               years ended December 31, 2000, 1999 and 1998              38
            Consolidated Statements of Comprehensive Income
               for the years ended December 31, 2000, 1999 and 1998      40
            Notes to Consolidated Financial Statements                   41

        2.  Financial Statement Schedules
            -----------------------------
            None other than those included in the Notes to Consolidated Financial Statements.

       3.   Exhibits
            --------
            See Exhibit Index

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2000.

                         Independent Auditors' Report


The Board of Directors and Shareholders
Enterbank Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Enterbank Holdings, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterbank Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP



St. Louis, Missouri
February 23, 2001

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                           December31, 2000 and 1999

                              Assets                                                         2000           1999
                              ------                                                     ------------   ------------
Cash and due from banks                                                                  $ 25,964,052   $ 19,354,316
Federal funds sold                                                                         58,302,921     54,825,000
Interest-bearing deposits                                                                       9,397            469
Investments in debt and equity securities:
     Trading, at fair value                                                                         -        910,000
     Available for sale, at estimated fair value                                           50,569,333     42,155,542
     Held to maturity, at amortized cost (estimated fair
       value of $519,442 in 2000 and $676,851 in 1999)                                        521,280        679,806
     Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost                   2,262,550      1,930,350
                                                                                         ------------   ------------
            Total investments in debt and equity securities                                53,353,163     45,675,698
                                                                                         ------------   ------------
Loans held for sale                                                                           945,095      1,438,335
Loans, less unearned loan fees                                                            556,792,591    480,891,481
     Less allowance for loan losses                                                         7,096,544      6,758,222
                                                                                         ------------   ------------
            Loans, net                                                                    549,696,047    474,133,259
                                                                                         ------------   ------------
Other real estate owned                                                                        76,680        438,072
Fixed assets, net                                                                           8,792,020      7,982,725
Accrued interest receivable                                                                 4,258,710      3,555,615
Investment in Enterprise Merchant Banc LLC                                                  2,326,422        572,009
Investment in Enterprise Fund, L.P.                                                           576,664        546,710
Goodwill                                                                                    2,278,104      2,468,671
Prepaid expenses and other
 assets                                                                                     3,483,915      4,152,610
                                                                                         ------------   ------------
            Total assets                                                                 $710,063,190   $615,143,489
                                                                                         ============   ============
                    Liabilities and Shareholders' Equity
                    ------------------------------------
Deposits:
     Demand                                                                              $105,649,983   $ 75,045,703
     Interest-bearing transaction accounts                                                 61,314,029     48,414,208
     Money market accounts                                                                271,060,782    218,135,867
     Savings                                                                                7,326,217      7,631,671
     Certificates of deposit:
       $100,000 and over                                                                   84,535,714     68,224,042
       Other                                                                              102,550,712    124,877,136
                                                                                         ------------   ------------
            Total deposits                                                                632,437,437    542,328,627
Guaranteed preferred beneficial interests in EBH-subordinated debentures                   11,000,000     11,000,000
Federal Home Loan Bank advances                                                             9,965,899     11,116,830
Federal funds purchased                                                                     1,225,000      1,300,000
Accrued interest payable                                                                    1,687,288      1,292,155
Accounts payable and accrued expenses                                                         263,783      1,062,281
                                                                                         ------------   ------------
            Total liabilities                                                             656,579,407    568,099,893
                                                                                         ------------   ------------
Shareholders' equity:
     Common stock, $.01 par value; 20,000,000
       shares authorized; 9,072,521 issued and
       outstanding at December 31, 2000, and 8,970,359
       issued and 8,936,930 outstanding at December 31, 1999                                   90,725         89,703
     Surplus                                                                               35,840,371     35,133,786
     Retained earnings                                                                     17,418,811     12,622,630
     Accumulated other comprehensive income (loss)                                            133,876       (412,523)
     Treasury stock, at cost; 0 and 33,429 shares
       at December 31, 2000, and 1999, respectively                                                 -       (390,000)
                                                                                         ------------   ------------
            Total shareholders' equity                                                     53,483,783     47,043,596
                                                                                         ------------   ------------
            Total liabilities and shareholders' equity                                   $710,063,190   $615,143,489
                                                                                         ============   ============

See accompanying notes to consolidated financial statements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                       Consolidated statements of Income

                  Years ended December 31, 2000,1999 and 1998

                                                                                       2000          1999           1998
                                                                                -----------  ------------   ------------
Interest income:
     Interest and fees on loans                                                 $49,110,601  $ 37,704,318   $ 29,870,062
     Interest on debt and equity securities:
       Taxable                                                                    3,472,765     2,093,835      1,889,844
       Nontaxable                                                                    35,801        46,027        104,628
     Interest on federal funds sold                                               3,410,002     1,230,721      1,600,151
     Interest on interest bearing deposits                                            1,183         1,107         40,454
                                                                                -----------  ------------   ------------
             Total interest income                                               56,030,352    41,076,008     33,505,139
                                                                                -----------  ------------   ------------
Interest expense:
     Interest-bearing transaction accounts                                          823,133       814,184        900,370
     Money market accounts                                                       13,365,785     8,528,748      5,991,061
     Savings                                                                        185,127       179,029        187,371
     Certificates of deposit:
       $100,000 and over                                                          4,689,220     2,696,800      2,751,264
       Other                                                                      6,934,653     5,123,408      5,553,097
     Other borrowed funds                                                           544,657       631,327        322,395
     Guaranteed preferred beneficial interests
       in EBH-subordinated debentures                                             1,053,334       186,605              -
                                                                                -----------  ------------   ------------
             Total interest expense                                              27,595,909    18,160,101     15,705,558
             Net interest income                                                 28,434,443    22,915,907     17,799,581
                                                                                -----------  ------------   ------------
Provision for loan losses                                                         1,042,534     2,496,256      1,360,899
                                                                                -----------  ------------   ------------
             Net interest income after
               provision for loan losses                                         27,391,909    20,419,651     16,438,682
                                                                                -----------  ------------   ------------
Noninterest income:
     Service charges on deposit accounts                                          1,196,326     1,185,364        706,466
     Trust and financial advisory income                                            851,829       594,810              -
     Realized gain on trading assets                                                    500       202,454              -
     Other service charges and fee income                                           632,563       678,556        810,610
     Gain on sale of other real estate                                              214,930       130,050              -
     Gain on sale of mortgage loans                                                 503,702       809,110      1,242,869
     Income from minority interest in EMB, LLC                                       64,727         2,934              -
     Gain (loss) on investment in Enterprise Fund, L.P.                              29,954        (7,763)        (2,199)
                                                                                -----------  ------------   ------------
             Total noninterest income                                             3,494,531     3,595,515      2,757,746
                                                                                -----------  ------------   ------------
Noninterest expense:
     Salaries                                                                    10,900,075     8,905,995      7,142,525
     Payroll taxes and employee benefits                                          2,351,682     1,698,208      1,286,859
     Occupancy                                                                    1,557,082     1,311,129      1,239,961
     Furniture and equipment                                                        722,703       674,421        658,007
     Data processing                                                              1,084,377       806,004        439,529
     Amortization of goodwill                                                       190,567       190,566        190,567
     Other                                                                        5,670,058     4,508,634      3,567,966
                                                                                -----------  ------------   ------------
             Total noninterest expense                                           22,476,544    18,094,957     14,525,414
                                                                                -----------  ------------   ------------
     Income before income tax expense                                             8,409,896     5,920,209      4,671,014
Income tax expense                                                                3,208,450     2,335,408      1,725,403
                                                                                -----------  ------------   ------------
     Income before cumulative effect of a change
       in accounting principle                                                  $ 5,201,446  $  3,584,801   $  2,945,611
                                                                                -----------  ------------   ------------
Cumulative effect on prior years of a change in
       asset classification, net of taxes                                                 -       121,491              -
                                                                                -----------  ------------   ------------
Net income                                                                      $ 5,201,446  $  3,706,292   $  2,945,611
                                                                                ===========  ============   ============

See accompanying notes to consolidated financial statements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                  Years ended December 31, 2000,1999 and 1998


                                                                 2000                 1999                 1998
                                                             ------------          ----------           -----------
Per share amounts
   Basic earnings per share:
       Income before cumulative effect of
           change in accounting principle                    $     0.58             $     0.40           $     0.34
       Cumulative effect on prior years of a
           change in asset classification                             -                   0.01                    -
                                                             ----------             ----------           ----------
             Net income                                      $     0.58             $     0.41           $     0.34
                                                             ==========             ==========           ==========
       Basic weighted average common shares
           outstanding                                        8,990,605              8,953,717            8,642,113

   Diluted earnings per share:
       Income before cumulative effect of a
           change in accounting principle                    $     0.54             $     0.38           $     0.32
       Cumulative effect on prior years of a
           change in asset classification                             -                   0.01                    -
                                                             ----------             ----------           ----------
             Net income                                      $     0.54             $     0.39           $     0.32
                                                             ==========             ==========           ==========
        Diluted weighted average common
           shares outstanding                                 9,684,752              9,596,490            9,135,249

See accompanying notes to consolidated financial statements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                 Years Ended December 31, 2000, 1999, and 1998

                                                                                     Accumulated                  Total
                                                                                        other                     share-
                                    Common Stock                       Retained     comprehensive  Treasury      holders'
                                --------------------
                                  Shares     Amount     Surplus        earnings     income (loss)    stock        equity
                                ---------   -------   -----------   -------------   -------------  ---------   -----------
Balance, December 31, 1997      8,350,681   $83,506   $30,426,954     $ 6,491,357   $     (1,473)  $       -   $37,000,344
Net income                              -         -             -       2,945,611              -           -     2,945,611
Dividends declared
      ($.03 per share)                  -         -             -        (235,053)             -           -      (235,053)
Stock options exercised           220,275     2,203       383,322               -              -           -       385,525
Issuance of common stock          362,064     3,621     4,146,698               -              -           -     4,150,319
Other comprehensive income              -         -             -               -         58,832           -        58,832
                                ---------   -------   -----------     -----------   ------------   ---------   -----------
Balance, December 31, 1998      8,933,020    89,330    34,956,974       9,201,915         57,359           -    44,305,578
Net income                              -         -             -       3,706,292              -           -     3,706,292
Dividends declared
      ($.04 per share)                  -         -             -        (285,577)             -           -      (285,577)
Stock options exercised            28,125       281        69,404               -              -           -        69,685
Issuance of common stock            9,214        92       107,408               -              -           -       107,500
Purchase of treasury stock              -         -             -               -              -    (390,000)     (390,000)
Other comprehensive
      income (loss)                     -         -             -               -       (469,882)          -      (469,882)
                                ---------   -------   -----------     -----------   ------------   ---------   -----------
Balance, December 31, 1999      8,970,359    89,703    35,133,786      12,622,630       (412,523)   (390,000)   47,043,596
Net income                              -         -             -       5,201,446              -           -     5,201,446
Dividends declared
      ($.05 per share)                  -         -             -        (405,265)             -           -      (405,265)
Stock options exercised           134,621     1,346       802,779               -              -           -       804,125
Issuance of common stock              970        10        10,324               -              -           -        10,334
Noncash compensation expense
       attributed to stock
       option grants                    -         -       283,148               -              -           -       283,148
Retirement of treasury stock      (33,429)     (334)     (389,666)              -              -     390,000             -
Other comprehensive income              -         -             -               -        546,399           -       546,399
                                ---------   -------   -----------     -----------   ------------   ---------   -----------
Balance, December 31, 2000      9,072,521   $90,725   $35,840,371     $17,418,811   $    133,876           -   $53,483,783
                                =========   =======   ===========     ===========   ============   =========   ===========

See accompanying notes to consolidated financial statements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARES

                 Years ended December 31, 2000, 1999, and 1998

                                                                                 2000            1999           1998
                                                                         ------------   -------------   ------------
Cash flows from operating activities:
  Net income                                                             $  5,201,446   $   3,706,292   $  2,945,611
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax               -        (121,491)             -
      Depreciation and amortization                                         1,399,929       1,110,234      1,028,780
      Provision for loan losses                                             1,042,534       2,496,256      1,360,899
      Gain on sale of other real estate owned                                (214,930)       (130,050)             -
      Gain on sale of available for sale debt securities                            -               -        (20,256)
      Gain on sale of trading security                                           (500)       (202,454)             -
      Increase in trading security                                                  -        (400,000)
      Proceeds from sale of trading security                                  910,500               -              -
      Net accretion of debt and equity securities                             (93,459)       (133,779)      (232,991)
      (Gain) loss on investment in Enterprise Fund, L.P.                      (29,954)          7,763          2,199
      Mortgage loans originated                                           (36,538,187)    (56,541,117)   (94,433,924)
      Proceeds from mortgage loans sold                                    37,535,129      62,184,016     90,728,913
      Gain on sale of mortgage loans                                         (503,702)       (809,110)    (1,242,869)
      Noncash compensation expense attributed
        to stock option grants                                                283,148               -              -
      Increase in accrued interest receivable                                (703,095)     (1,034,026)       (50,056)
      Increase in accrued interest payable                                    395,133         207,601          4,819
      Other, net                                                             (411,280)       (844,609)      (662,534)
                                                                         ------------   -------------   ------------
        Net cash provided by (used in) operating activities                 8,272,712       9,495,526       (571,409)
                                                                         ------------   -------------   ------------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing deposits                         (8,928)          4,566        143,314
  Purchases of available for sale debt and equity securities              (35,037,422)    (36,903,835)   (57,206,984)
  Purchases of held to maturity debt securities                                     -        (100,000)      (256,689)
  Proceeds from maturities of available for sale debt
    and equity securities                                                  27,221,293      56,280,542     27,872,133
  Proceeds from sales of available for sale debt
    and equity securities                                                           -               -      3,351,573
  Proceeds from maturities and principal paydowns on
    held to maturity debt securities                                          150,000         103,000        460,785
  Net increase in loans                                                   (76,766,232)   (126,210,752)   (61,205,217)
  Proceeds from sale of other real estate owned                               653,002         540,050         24,327
  Recoveries of loans previously charged off                                   84,230          78,478         62,030
  Purchases of fixed assets                                                (2,018,658)       (901,813)    (2,112,042)
  Proceeds from dispositions of fixed assets                                        -          28,522              -
  Investment in EMB, L.L.C.                                                (1,754,413)       (572,009)             -
  Investment in Enterprise Fund, L.P.                                               -        (129,989)      (201,000)
                                                                         ------------   -------------   ------------
        Net cash used in investing activities                             (87,477,128)   (107,783,240)   (89,067,770)
                                                                         ------------   -------------   ------------
Cash flows from financing activities:
  Net increase in noninterest bearing deposit accounts                     30,604,280       3,376,469     13,401,878
  Net increase in interest bearing deposit accounts                        59,504,530     105,749,088     63,166,337
  Increase (decrease) in Federal funds purchased                              (75,000)      1,300,000              -
  Increase (decrease) in Federal Home Loan Bank advances                   (1,150,931)      1,911,818      5,531,432
  Proceeds from issuance of subordinated debentures                                 -      11,000,000              -
  Cash dividends paid                                                        (405,265)       (285,577)      (235,053)
  Proceeds from the issuance of common stock                                   10,334         107,500      4,150,319
  Proceeds from the exercise of common stock options                          804,125          69,685        385,525
  Purchase of treasury stock                                                        -        (390,000)             -
                                                                         ------------   -------------   ------------
        Net cash provided by financing activities                          89,292,073     122,838,983     86,400,438
                                                                         ------------   -------------   ------------
        Net increase (decrease) in cash and due from banks                 10,087,657      24,551,269     (3,238,741)
  Cash and cash equivalents, beginning of year                             74,179,316      49,628,047     52,866,788
                                                                         ------------   -------------   ------------
  Cash and cash equivalents, end of year                                 $ 84,266,973   $  74,179,316   $ 49,628,047
                                                                         ============   =============   ============

See accompanying notes to consolidated financial statements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARES

                 Years ended December 31, 2000, 1999, and 1998

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                        $27,200,776  $17,788,374  $15,700,739
    Income taxes                                      3,236,000    2,245,189    2,014,266
                                                    ===========  ===========  ===========
  Noncash transactions:
    Transfers to other real estate owned in
     settlement of loans                            $    76,680  $    42,000  $    97,781
    Loans made to facilitate the sale of
     other real estate owned                                  -      515,240      100,000
    Transfer of held to maturity security to
     trading                                                  -      510,000            -
    Retirement of treasury stock                        390,000            -            -
                                                    ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARES

               Consolidated Statements of Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998

                                                                   2000              1999               1998
                                                                ----------        ----------        -----------
Net income                                                      $5,201,446        $3,706,292         $2,945,611
Other comprehensive income (loss), before tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising
                  during year                                      827,877          (711,942)            70,597
          Unrealized gain on transfer of securities from
                  held to maturity to available for sale                 -                 -             21,914
                                                                ----------        ----------         ----------
Other comprehensive income (loss), before tax                      827,877          (711,942)            92,511
Income tax benefit (expense) related to items of
     other comprehensive income                                    281,478          (242,060)            33,679
                                                                ----------        ----------         ----------
Other comprehensive income (loss), net of tax                      546,399          (469,882)            58,832
                                                                ----------        ----------         ----------
Comprehensive income                                            $5,747,845        $3,236,410         $3,004,443
                                                                ==========        ==========         ==========

 See accompanying notes to consolidated financial statements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


NOTE 1--ORGANIZATION

On May 9, 1995, Enterbank Holdings, Inc. (the "Company") was formed as a bank holding company. Enterbank Holdings, Inc. exchanged 1,463,400 shares of Enterbank Holdings, Inc. for all 73,170 (100%) of outstanding shares of Enterprise Bank in a twenty-for-one stock exchange. The merger represented a combination of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interest. On September 29, 1999, the Company completed a 3 for 1 stock split in the form of a stock dividend. In October, 2000, the Company changed its status from a bank holding company to a financial holding company.

Additionally, Enterprise Capital Resources, Inc. ("ECR") was formed as a small business investment company in 1995 and, on May 11, 1995, Enterbank Holdings, Inc. acquired 100% of the outstanding shares of ECR. Subsequent to December 31, 1997, ECR changed its name to Enterprise Merchant Banc, Inc. ("Merchant Banc").

In 1997, the Company organized Enterprise Trust ("Trust") as a division of the Bank to provide fee-based trust, personal financial planning, estate planning, and corporate planning services to the Company's target market. The Company entered into solicitation and referral agreements with Moneta Group, Inc., a financial planning company, as part of the organization of Trust. In 1998, Trust obtained trust powers. The Company renegotiated the agreements with Moneta with the introduction of trust services.

In 1999, the Company formed EBH Capital Trust I ("EBH Trust"). EBH Trust is a Delaware business trust created for the single purpose of offering trust preferred securities and purchasing the junior subordinated debentures of the Company.

On June 23, 2000, the Company completed the merger transaction with Commercial Guaranty Bancshares, Inc. located in Overland Park, Kansas. Commercial Guaranty Bancshares, Inc. ("CGB") is the bank holding company for First Commercial Bank, N.A. ("FCB"). The merger was a tax-free exchange utilizing the pooling of interests method of accounting. On January 1, 2001, First Commercial Bank, N.A., changed its name to Enterprise Banking, N.A.

NOTE 2--MERGER BETWEEN ENTERBANK HOLDINGS, INC. AND COMMERCIAL GUARANTY BANCSHARES, INC.

On June 23, 2000, the Company completed the merger transaction between Commercial Guaranty Bancshares, Inc. ("CGB"), the bank holding company for First Commercial Bank, N.A., headquartered in Overland Park, Kansas, and Enterbank Holdings, Inc. The Company issued 1,794,264 shares of its common stock in exchange for 100% of the outstanding common stock of CGB. The merger was a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests; therefore, all recorded amounts have been restated to reflect this acquisition.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Following are the total assets, net income, net interest income, basic and diluted earnings per share for the Company and CGB prior to the restatement as of or for the three months ended March 31, 2000, which was the last quarter before the merger:

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


NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company provides a full range of banking services to individual and corporate customers located within St. Louis, Missouri and the surrounding communities through its subsidiary, Enterprise Bank, Missouri (the Missouri
Bank) and the Kansas Metropolitan and Southeast Kansas markets through Enterprise Banking, N.A. (the Kansas Bank), collectively (the Banks). The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiaries. Additionally, the Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation

The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. Estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual amounts could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of the Company; its banking subsidiaries, Enterprise Bank, Missouri (100% owned), Enterprise Banking, N.A. (100% owned) and its merchant banking company, Merchant Banc (100% owned). All significant intercompany accounts and transactions have been eliminated.

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

     Available for sale - includes debt and marketable equity securities not classified as held to maturity or trading (i.e., investments which the Company has no present plans to sell but may be sold in the future under different circumstances).

Debt securities classified as held to maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses for held to maturity securities are excluded from earnings and shareholders' equity. Debt and equity securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. All previous fair value adjustments included in the separate component of shareholders' equity are reversed upon sale. Debt and equity securities classified as trading are carried at estimated fair value. The realized and unrealized gains and losses on trading securities are included in noninterest income.

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from the held to maturity category to the available for sale category are recorded as a separate component of shareholders' equity.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

For securities in the held to maturity and available for sale categories, premiums and discounts are amortized or accreted over the lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as trading, available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held for Sale

During 1997, the Company began mortgage banking operations. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans are originated and intended for sale in the secondary market, principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans originated and sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2000.

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Loans and Allowance For Loan Losses

The allowance for loan losses is increased by provisions charged to expense and is available to absorb charge offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessments of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

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

Accounting for Impaired Loans

A loan is considered impaired when it is probable the Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used, historically, the Bank measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement. The Banks recognize interest income on nonaccrual loans only when received and on impaired loans continuing to accrue interest as earned.

Other Real Estate Owned

Other real estate owned represents property acquired through foreclosure or deeded to the Company's subsidiary banks in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate owned is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell. Subsequent reductions in fair value are expensed or recorded in a valuation reserve account through a provision against income. Subsequent increases in the fair value are recorded through a reversal of the valuation reserve, but not below zero.

Gains and losses resulting from the sale of other real estate owned are credited or charged to current period earnings. Costs of maintaining and operating other real estate owned are expensed as incurred, and expenditures to complete or improve other real estate owned properties are capitalized if the expenditures are expected to be recovered upon ultimate sale of the property.

Fixed Assets

Buildings, leasehold improvements, and furniture, fixtures, and equipment are stated at cost less accumulated depreciation and amortization is computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years and buildings and leasehold improvements over ten to forty years.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Goodwill

Banks acquired and recorded under the purchase method are recorded at the fair value of the net assets acquired at the acquisition date, and results of operations are included from that date. Excess of purchase price over the fair value of net assets acquired is recorded as goodwill and is being amortized on a straight-line basis over 15 years.

Impairment of Long-Lived Assets

Long-lived assets, including goodwill and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest changes), an impairment loss is recognized to the extent the carrying amount exceeds expected cash flows.

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

Stock Options

The Corporation accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company provides pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied.

Derivative Instruments and Hedging Activities

Effective April 1, 1999, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company currently does not have any derivative instruments or engage in hedging activities.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


NOTE 4--EARNINGS PER SHARE

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. The components of basic earnings per share for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                  2000           1999            1998
                                             --------------  --------------  -------------
Basic

Net income attributable to
  common shareholders' equity                $    5,201,446  $    3,706,292  $   2,945,611
                                             ==============  ==============  =============

Weighted average common
  shares outstanding                              8,990,605       8,953,717      8,642,113
                                             ==============  ==============  =============

Basic earnings per share                     $         0.58  $         0.41  $        0.34
                                             ==============  ==============  =============

The components of diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                  2000           1999            1998
                                             --------------  --------------  -------------
Diluted

Net income attributable to
  common shareholders' equity                $    5,201,446  $    3,706,292  $   2,945,611
                                             ==============  ==============  =============

Weighted average common
  shares outstanding                              8,990,605       8,953,717      8,642,113
Stock options                                       694,147         642,773        493,136
                                             --------------  --------------  -------------
Diluted weighted average
  common shares outstanding                       9,684,752       9,596,490      9,135,249
                                             ==============  ==============  =============

Diluted earnings per share                   $         0.54  $         0.39  $        0.32
                                             ==============  ==============  =============

NOTE 5--REGULATORY RESTRICTIONS

The Company's subsidiary banks are subject to regulations by regulatory authorities, which require the maintenance of minimum capital standards, which may affect the amount of dividends the Company's subsidiary banks can pay.

At December 31, 2000 and 1999, approximately $3,533,000 and $1,038,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company's subsidiary banks in accordance with Federal Reserve Bank requirements.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


NOTE 6--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2000 and 1999 is as follows:

                                                                            2000
                                              -----------------------------------------------------------------
                                                                    Gross             Gross
                                                  Amortized      Unrealized         Unrealized     Estimated
                                                    Cost            Gains             Losses       Fair Value
                                              -------------     -------------     -------------   -------------
U. S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                               $   42,462,946    $      218,058    $        6,477  $   42,674,527
Mortgage-backed securities                        7,461,840            15,720            24,459       7,453,101
Municipal bonds                                     159,287                 -                 -         159,287
Other securities                                    282,418                 -                 -         282,418
Federal Reserve Bank stock and
 Federal Home Loan Bank stock                     2,262,550                 -                 -       2,262,550
                                              -------------     -------------     -------------   -------------
                                             $   52,629,041    $      233,778    $       30,936  $   52,831,883
                                              =============     =============     =============   =============

                                                                           1999
                                              -----------------------------------------------------------------
                                                                    Gross           Gross
                                                Amortized        Unrealized       Unrealized       Estimated
                                                  Cost              Gains           Losses         Fair Value
                                              -------------     -------------     -------------   -------------
U. S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                               $   39,211,846    $        2,233    $      474,418  $   38,739,661
Mortgage-backed securities                        3,373,836                 -           152,850       3,220,986
Municipal bonds                                     162,477                 -                 -         162,477
Other securities                                     32,418                 -                 -          32,418
Federal Reserve Bank stock and
 Federal Home Loan Bank stock                     1,930,350                 -                 -       1,930,350
                                              -------------     -------------     -------------   -------------
                                             $   44,710,927    $        2,233    $      627,268  $   44,085,892
                                              =============     =============     =============   =============

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized           Estimated
                                                    Cost             Fair Value
                                                 -----------        -----------

        Due in one year or less                  $27,031,016        $27,118,863
        Due after one year through five years     15,873,635         15,997,369
        Mortgage-backed securities                 7,461,840          7,453,101
        Securities with no stated maturity         2,262,550          2,262,550
                                                 -----------        -----------
                                                 $52,629,041        $52,831,883
                                                 ===========        ===========

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2000 and 1999 is as follows:

                                                 2000
                              ---------------------------------------------
                                           Gross       Gross
                              Amortized  Unrealized  Unrealized  Estimated
                                Cost       Gains       Losses    Fair Value
                              ---------  ----------  ----------  ----------

Mortgage-backed securities    $  20,497  $        -  $      160  $   20,337
Municipal bonds                 500,783           -       1,678     499,105
                              ---------  ----------  ----------  ----------
                              $ 521,280  $        -  $    1,838  $  519,442
                              =========  ==========  ==========  ==========


                                                 1999
                              ---------------------------------------------
                                           Gross       Gross
                              Amortized  Unrealized  Unrealized  Estimated
                                Cost       Gains       Losses    Fair Value
                              ---------  ----------  ----------  ----------

Mortgage-backed securities    $  23,538  $       44  $        -  $   23,582
Municipal bonds                 656,268         353       3,352     653,269
                              ---------  ----------  ----------  ----------
                              $ 679,806  $      397  $    3,352  $  676,851
                              =========  ==========  ==========  ==========

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Amortized      Estimated
                                               Cost         Fair Value
                                             ---------      ----------

        Due in one year or less               $500,783       $499,105
        Mortgage-backed securities              20,497         20,337
                                              --------       --------
                                              $521,280       $519,442
                                              ========       ========

There were no sales of investments in debt and equity securities for the years ended December 31, 2000 and 1999. Proceeds from the sales of securities during 1998 were $3,351,573. Gross gains of $20,256 were realized on those sales.
Debt and equity securities having a carrying value of $14,481,015 and $17,210,741 at December 31, 2000 and 1999, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law.

As a member of the Federal Home Loan Bank system administered by the Federal Housing Finance Board, the Bank is required to maintain an investment in the capital stock of its respective Federal Home Loan Bank (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or .3% of its total assets. The FHLB stock is recorded at cost which represents redemption value. The Missouri Bank is a member of the Federal Home Loan Bank of Des Moines, while the Kansas Bank is a member of the Federal Home Loan Bank of Topeka.

In connection with the adoption of SFAS 133, the Company elected to reclassify an equity investment from held to maturity to trading. The Company recorded a $197,546 gain on marking the asset to market during the second quarter of 1999, which is treated as a cumulative effect of change in accounting principle. In the fourth quarter of 1999, the Company obtained a purchase agreement for the equity investment which resulted in a $202,454 gain in the fair value. This gain was recognized as noninterest income. The asset was subsequently sold on February 2, 2000 for $910,500.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


NOTE 7--LOANS

A summary of loans by category at December 31, 2000 and 1999 is as follows:

                                                        2000           1999
                                                    ------------   ------------

       Commercial and industrial                  $  153,357,212  $ 137,819,178
       Loans secured by real estate                  377,123,787    318,645,849
       Other                                          26,417,315     24,482,566
                                                    ------------   ------------
                                                     556,898,314    480,947,593
       Less unearned loan fees                           105,723         56,112
                                                    ------------   ------------
                                                  $  556,792,591  $ 480,891,481
                                                    ============   ============

The breakdown of loans secured by real estate at December 31, 2000 and 1999 is as follows:

                                                        2000          1999
                                                    ------------   ------------

       Business and personal loans                $  102,380,296  $ 103,528,036
       Income-producing properties                   102,237,244     95,784,942
       Owner-occupied properties                      61,158,902     47,701,284
       Real estate development properties            111,347,345     71,631,587
                                                    ------------   ------------
                                                  $  377,123,787  $ 318,645,849
                                                    ============   ============


The Company's subsidiary banks grant commercial, residential, and consumer loans throughout its service areas, which consists primarily of the immediate area in which the Banks are located. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company's borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the year ended December 31, 2000 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

            Balance, January 1, 2000                        $  32,740,478
            New loans                                           3,274,545
            Payments and other reductions                      (6,059,909)
                                                              -----------
            Balance, December 31, 2000                      $  29,955,114
                                                              ===========

A summary of activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                           2000          1999         1998
                                         ----------   -----------   ----------

Balance at beginning of year           $  6,758,222   $  4,429,545  $ 3,170,315
Provisions charged to operations          1,042,534      2,496,256    1,360,899
Loans charged off                          (788,442)      (246,057)    (163,699)
Recoveries of loans previously
  charged off                                84,230         78,478       62,030
                                         ----------    -----------    ----------
Balance at end of year                 $  7,096,544   $  6,758,222  $ 4,429,545
                                         ==========    ===========    ==========

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


A summary of impaired loans, which include nonaccrual loans, at December 31, 2000, 1999 and 1998 is as follows:

                                             2000        1999         1998
                                         ----------   ----------   ----------

     Nonaccrual loans                    $ 1,798,364  $ 2,484,725  $    580,608
     Impaired loans continuing
       to accrue interest                  7,292,867      844,100     1,169,857
                                          ----------   ----------    ----------
         Total impaired loans            $ 9,091,231  $ 3,328,825  $  1,750,465
                                          ==========   ==========    ==========

     Allowance for losses on specific
       impaired loans                    $ 1,869,902  $ 1,172,038  $    583,570
     Impaired loans with no related
       allowance for loan losses                   -        2,820         1,668
     Average balance of impaired
       loans during the year             $ 5,408,861  $ 2,488,957  $  1,204,564
                                          ==========   ==========    ==========

If interest on nonaccrual loans had been accrued, such income would have been $287,696, $178,520 and $13,250 for the years ended December 31, 2000, 1999, and
1998, respectively. The amount recognized as interest income on nonaccrual loans was $14,979, $15,455 and $393 for the years ended December 31, 2000, 1999, and 1998, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $676,371, $125,097 and $126,355 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 8--FIXED ASSETS

A summary of fixed assets at December 31, 2000 and 1999 is as follows:

                                                                 2000                           1999
                                                           ----------------                ---------------
Land                                                      $         842,953               $        842,953
Buildings                                                         3,867,129                      3,848,773
Leasehold improvements                                            1,893,547                      1,825,613
Furniture, fixtures and equipment                                 7,784,251                      5,703,756
                                                           ----------------                ---------------
                                                                 14,387,880                     12,221,095
Less accumulated depreciation and amortization                    5,595,860                      4,238,370
                                                           ----------------                ---------------
                                                          $       8,792,020               $      7,982,725
                                                           ================                ===============

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $1,209,363 in 2000, $919,668 in 1999 and $838,213 in 1998.

All of the Company's Missouri banking facilities are leased under agreements that expire in various years through 2016. The Company's aggregate rent expense totaled $1,030,883, $814,538 and $749,086 in 2000, 1999 and 1998, respectively, and sublease rental income totaled $76,231, $60,550, and $42,816 in 2000, 1999 and 1998, respectively.

The future aggregate minimum rental commitments required under the leases are as follows:

                    Year                    Amount
                    ----                    ------

                    2001                  $1,105,080
                    2002                   1,116,622
                    2003                   1,106,303
                    2004                     995,310
                    2005                     471,326
              Thereafter                   4,147,656


For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 9--INVESTMENT IN ENTERPRISE FUND, L.P.

The Company and its subsidiaries have a combined 10% interest in a limited liability small business investment partnership, Enterprise Fund, L.P. The Company had a total commitment of $1,005,000. The Company has made contributions of $502,500 and was released from any future capital commitments with the restructuring of the Merchant Banking Business. This investment, which is accounted for using the equity method of accounting, had a carrying value of $576,664 and $546,710 at December 31, 2000 and 1999, respectively.

NOTE 10--OTHER BORROWINGS

As a member of the Federal Home Loan Bank, the subsidiary banks have access to Federal Home Loan Bank advances. Federal Home Loan Bank advances are secured under a blanket agreement which assigns all Federal Home Loan Bank stock, and one to four family mortgage loans equal to 130% of the outstanding balance.

The following table summarizes the type, term and rate of the Company's Federal Home Loan Bank advances at December 31, 2000:

                                                Outstanding
Type of Advance                                   Balance           Issue Date             Term             Rate
---------------                              ----------------    ----------------    ---------------    --------------
Long term non-amortized advance                    $   14,296        11/30/94              7 years           8.34%
Long term non-amortized advance                        45,000        02/03/95             10 years           8.10
Long term non-amortized advance                        28,580        08/01/95              7 years           6.64
Long term non-amortized advance                     2,000,000        08/28/98              3 years           5.80
Long term non-amortized advance                     1,000,000        08/28/98              5 years           5.89
Long term non-amortized advance                     3,000,000        10/05/98              3 years           4.68
Long term non-amortized advance                     3,000,000        10/05/98              5 years           4.72
Mortgage matched advance                              458,953        02/01/99             15 years           5.62
Mortgage matched advance                              185,739        04/05/99             15 years           6.15
Mortgage matched advance                              233,331        05/06/99             15 years           6.32
                                                   ----------
      Total Federal Home Loan Bank Advances        $9,965,899
                                                   ==========

The weighted average interest rate on outstanding Federal Home Loan Bank advances as of December 31, 2000 is 5.17%. Federal funds purchased represent overnight advances bearing interest at 6.63% and 5.83% as of December 31, 2000 and 1999, respectively.

NOTE 11--MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2000:

                                                    $ 100,000
                  Maturity Period                   and Over           Other           Total
   -------------------------------------------    -------------    ------------     ------------
   Less than 1 year                                 $75,829,577    $ 81,923,818     $157,753,395
   Greater than 1 year and less than 2 years          6,881,100      15,315,385       22,196,485
   Greater than 2 years and less than 3 years         1,424,864       3,607,327        5,032,191
   Greater than 3 years and less than 4 years           300,173       1,579,905        1,880,078
   Greater than 4 years and less than 5 years           100,000         115,482          215,482
   Over 5 years                                               -           8,795            8,795
                                                    -----------    ------------     ------------
                                                    $84,535,714    $102,550,712     $187,086,426
                                                    ===========    ============     ============

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 12--NOTES PAYABLE

In March 1999, the Company obtained a $2,500,000 unsecured bank line of credit. In July 1999, the Company increased the line to $5,000,000. The line of credit was renewed on April 1, 2000 and matures on March 31, 2001 and is an interest only note, accruing interest at a variable rate of Prime minus 0.50%. The Company used a portion of the proceeds from the offering of guaranteed preferred beneficial interests in EBH-subordinated debentures to pay off the $5,000,000 outstanding balance on the note. For the year ended December 31, 1999, the average balance and maximum month-end balance of the note payable were $1,029,167 and $5,000,000, respectively. The Company had no outstanding principal balance on the loan as of December 31, 2000 and 1999.

The Company had a line with the Federal Reserve Bank of St. Louis during 2000 for liquidity purposes and did not draw on the line. As of December 31, 2000, $61,924,355 was available under this line.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 13--INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:

                           2000         1999         1998
                        ----------   ----------   ----------
   Current:
     Federal            $2,949,725   $2,830,153   $1,841,557
     State and local       431,873      389,987      289,415
   Deferred               (173,148)    (884,732)    (405,569)
                        ----------   ----------   ----------
                        $3,208,450   $2,335,408   $1,725,403
                        ==========   ==========   ==========

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 34% in 2000, 1999 and 1998, to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

                                              2000         1999        1998
                                           ----------   ----------   ----------

   Income tax expense at statutory rate    $2,859,365   $2,012,871   $1,588,145
   Increase (reduction) in income taxes
     resulting from:
       Tax-exempt income                      (82,032)     (78,604)     (62,135)
       State and local income tax
         expense                              285,036      257,391      191,014
       Goodwill amortization                   64,793       64,793       64,793
   Other, net                                  81,288       78,957      (56,414)
                                           ----------   ----------   ----------
          Total tax expense                $3,208,450   $2,335,408   $1,725,403
                                           ==========   ==========   ==========

A net deferred income tax asset of $2,190,533 and $2,298,863 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2000 and 1999, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 is as follows:

                                                      2000        1999
                                                ----------  ----------

        Deferred tax assets:
          Allowance for loan losses             $2,359,638  $2,270,456
          Unrealized losses on securities
            available for sale                           -     212,512
          Deferred compensation                    198,711     134,192
                                                ----------  ----------
              Total deferred tax assets          2,558,349   2,617,160
                                                ----------  ----------
        Deferred tax liabilities:
          Deferred loan fees                           213         775
          Office equipment and leasehold
            improvements                           281,309     311,692
          Unrealized gains on securities
            available for sale                      68,966           -
          Other                                     17,328       5,830
                                                ----------  ----------
              Total deferred tax liabilities       367,816     318,297
                                                ----------  ----------
              Net deferred tax asset            $2,190,533  $2,298,863
                                                ==========  ==========

A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 2000, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 14--REGULATORY MATTERS

The Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional, discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Banks meet all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the FDIC categorized the Missouri Bank as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 2000, the most recent notification from the OCC categorized the Kansas Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The Company's and Banks' actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                               For Capital        Prompt Corrective
                                                         Actual             Adequacy Purposes     Action Provisions
                                                  --------------------     -------------------    -----------------
                                                    Amount      Ratio        Amount     Ratio       Amount      Ratio
                                                    ------      -----        ------     -----       ------      -----
As of December 31, 2000:
  Total Capital (to risk weighted assets)
    Enterbank Holdings, Inc.                      $69,043,524    11.79%    $46,859,325   8.00%    $58,574,157     10.00%
    Enterprise Bank, Missouri                      47,996,270    10.27      37,397,138   8.00      46,746,422     10.00
    Enterprise Banking, N.A.                       13,209,043    11.68       9,049,719   8.00      11,312,149     10.00
  Tier 1 Capital (to risk weighted assets)
    Enterbank Holdings, Inc.                      $62,071,803    10.60%    $23,429,663   4.00%    $35,144,494      6.00%
    Enterprise Bank, Missouri                      43,131,270     9.23      18,698,569   4.00      28,047,853      6.00
    Enterprise Banking, N.A.                       11,817,715    10.45       4,524,860   4.00       6,787,289      6.00
  Tier 1 Capital (to average assets)
    Enterbank Holdings, Inc.                      $62,071,803     9.41%    $19,796,366   3.00%    $32,993,943      5.00%
    Enterprise Bank, Missouri                      43,131,270     8.21      15,754,367   3.00      26,257,279      5.00
    Enterprise Banking, N.A.                       11,817,715     9.05       3,919,173   3.00       6,531,955      5.00
As of December 31, 1999:
  Total Capital (to risk weighted assets)
    Enterbank Holdings, Inc.                      $61,998,592    12.35    %$40,168,392   8.00%    $50,210,490     10.00%
    Enterprise Bank, Missouri                      41,215,654    10.22      32,253,615   8.00      40,317,018     10.00
    Enterprise Banking, N.A.                       12,433,484    13.00       7,651,692   8.00       9,564,615     10.00
  Tier 1 Capital (to risk weighted assets)
    Enterbank Holdings, Inc.                      $55,987,448    11.15    %$20,084,196   4.00%    $30,126,294      6.00%
    Enterprise Bank, Missouri                      36,980,654     9.17      16,126,807   4.00      24,190,211      6.00
    Enterprise Banking, N.A.                       11,237,842    11.75       3,825,846   4.00       5,738,769      6.00
  Tier 1 Capital (to average assets)
    Enterbank Holdings, Inc.                      $55,987,448    10.62    %$15,817,650   3.00%    $26,362,750      5.00%
    Enterprise Bank, Missouri                      36,980,654     9.09      12,201,701   3.00      20,336,168      5.00
    Enterprise Banking, N.A.                       11,237,842     9.54       3,534,322   3.00       5,890,536      5.00

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

NOTE 15--GUARANTEED PREFERRED BENEFICIAL INTERESTS IN EBH-SUBORDINATED
DEBENTURES

On October 25, 1999, EBH Capital Trust I ("EBH Trust"), a newly-formed Delaware business trust subsidiary of Enterbank Holdings, Inc. issued 1,375,000 shares of 9.40% Cumulative Trust Preferred Securities ("Preferred Securities") at $8 per share in an underwritten public offering. The Preferred Securities mature on December 15, 2029. The maturity date may be shortened to a date not earlier than December 15, 2004, if certain conditions are met.

The debentures are the sole asset of EBH Trust. In connection with the issuance of the Preferred Securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of EBH Trust under the Preferred Securities. The Company's proceeds from the issuance of the subordinated debentures to EBH Trust, net of underwriting fees and offering expenses, were $10.28 million. The Preferred Securities are classified as debt for reporting purposes and capital for regulatory reporting purposes.

NOTE 16--SHAREHOLDERS' EQUITY

On September 29, 1999, the Company completed a 3 for 1 stock split in the form of a stock dividend. All share and per share data have been restated to reflect this stock split.

NOTE 17--COMPENSATION PLANS

Stock Options Plans

At December 31, 2000, the Company had five qualified incentive and two nonqualified stock option plans for the benefit of employees and directors of Enterbank Holdings and subsidiaries. Plan I was adopted on April 20, 1988 with 432,000 options. As of December 31, 2000, Plan I had no options outstanding and no options available for future grant. Plan II was adopted on April 25, 1990 with 225,000 options. Plan II had 187,200 options outstanding and no options available for grant. Plan III was adopted on June 19, 1996 with 600,000 options. Plan III has 564,800 options outstanding and 7,000 options available for future grants. Plan IV was adopted on April 28, 1999 with 600,000 options. Plan IV has 162,950 options outstanding and 437,050 available for future grants. Plan V is discussed below.

The Company inherited two stock option plans with the CGB merger completed in June of 2000. The stock option plans provide qualified and nonqualified options to certain officers and directors for up to 273,220 common shares of the Company. These options were fully vested upon grant. The options are exercisable for ten years and five years for the qualified and nonqualified options, respectively. The CGB plans have 201,961 options outstanding and no options available for future grant.

In 1998, the Company adopted by Board Approval a nonqualified stock option plan ("the Nonqualified Plan"), which sets aside up to 105,000 shares of Company common stock to grant options to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which my be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The purchase price for any options granted under the Nonqualified Plan will be determined based upon the market value of the common stock at the time such options are granted. At December 31, 2000, the Nonqualified Plan had 85,500 options outstanding and 19,500 options available for future grants.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Following is a summary of the various stock option plan transactions:


                             Number          Price
                           of shares       per share            Total
                           ---------    --------------------------------

      December 31, 1997    1,214,575    $ 1.67 -  9.72      $  5,431,134
        Granted              200,509      8.33 - 11.67         2,110,008
        Exercised            220,275      1.67 -  5.33           385,525
        Forfeited            108,859      3.08 -  5.33           861,500
                           ---------    --------------      ------------
      December 31, 1998    1,085,950    $ 1.67 - 11.67      $  6,294,117
        Granted              104,316     10.33 - 15.17         1,211,280
        Exercised             28,125      1.67 -  5.33            69,685
        Forfeited             22,457      5.33 - 11.67           201,200
                           ---------    --------------      ------------
      December 31, 1999    1,139,684    $ 1.67 - 15.17      $  7,234,512
        Granted              214,597     15.00 - 18.25         3,291,612
        Exercised            134,621      2.33 - 11.67           804,125
        Forfeited             17,249      5.33 - 18.25           216,248
                           ---------    --------------      ------------
      December 31, 2000    1,202,411    $ 2.33 - 18.25      $  9,505,751
                           =========    ==============      ============

The exercise price range of outstanding options at December 31, 2000 was $2.33 to $18.25 and the weighted average contractual life was 6.39 years.

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

                                        2000             1999             1998
                                       ------           ------           ------

   Net income (in thousands)
     As reported                       $5,201           $3,706           $2,946
     Pro forma                          4,749            3,337            2,539

   Earnings per share:
     Basic:
       As reported                     $ 0.58           $ 0.41           $ 0.34
       Pro forma                         0.53             0.38             0.27

     Diluted:
       As reported                     $ 0.54           $ 0.39           $ 0.32
       Pro forma                         0.49             0.35             0.25

The fair value of each option granted in 2000 was estimated on the date of grant using the Black-Scholes option- pricing model with the following assumptions; a risk-free interest rate of 6.50% and 6.06% for April and September, respectively; a dividend yield of 0.67%; vesting period for 5 years; expected lives of 10 years; and volatility of 13.38% and 30.13% for April and September, respectively. The weighted average fair value of the options granted in 2000 was $6.75.

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

On April 1, 1999, the Company adopted a Stock Appreciation Rights ("SAR") Plan. This Plan replaces the previous form of cash compensation for directors of the Company and its subsidiaries and awards vest based upon attendance and unit performance. Under the plan, the Company has the option to pay vested SARs either in the form of cash or Company common stock. As of December 31, 2000, there were 90,000 SARs outstanding.

Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for contributions to the plan was $290,423 for 2000, $170,152 for 1999, and $153,621 for 1998.

NOTE 18--LITIGATION

Various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

NOTE 19--DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Banks issue financial instruments with off balance sheet risk in the normal course of the business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company's extent of involvement and potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2000 and 1999 is as follows:

                                         2000           1999
                                     ------------   ------------

     Commitments to extend credit    $269,022,511   $242,253,117
     Standby letters of credit         11,806,101     12,370,773
                                     ============   ============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2000, approximately $21,820,731 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Banks' customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 2000 and 1999:

                                               2000                        1999
                                       --------------------------  --------------------------
                                         Carrying     Estimated      Carrying     Estimated
                                          Amount      Fair Value      Amount      Fair Value
                                       ------------  ------------  ------------  ------------
  Balance sheet assets:
     Cash and due from banks           $ 25,964,052    25,964,052  $ 19,354,316  $ 19,354,316
     Federal funds sold                  58,302,921    58,302,921    54,825,000    54,825,000
     Interest-bearing deposits                9,397         9,397           469           469
     Investments in debt,
       equity, and trading securities    53,353,163    53,351,325    45,675,698    45,672,743
     Loans held for sale                    945,095       945,095     1,438,335     1,438,335
     Loans, net                         549,696,047   552,255,829   474,133,259   476,354,207
     Accrued interest receivable          4,258,710     4,258,710     3,555,615     3,555,615
                                       ============  ============  ============  ============
  Balance sheet liabilities:
     Deposits                          $632,437,437  $633,999,426  $542,328,627  $543,477,249
     FHLB advances                        9,965,899     9,960,145    11,116,830    11,038,566
     Guaranteed preferred
       beneficial interests in EBH-
       subordinated debentures           11,000,000    10,312,500    11,000,000    11,000,000
     Federal funds purchased              1,225,000     1,225,000     1,300,000     1,300,000
     Accrued interest payable             1,687,288     1,687,288     1,292,155     1,292,155
                                       ============  ============  ============  ============

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash and Other Short-term Instruments

For cash and due from banks, federal funds sold (purchased), interest-bearing deposits, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

Investments in Debt and Equity Securities

Fair values are based on quoted market prices or dealer quotes.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or fair value, using the specific identification method.

Loans, net

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Guaranteed Preferred Beneficial Interests in EBH-Subordinated Debentures

Fair value of guaranteed preferred beneficial interests in EBH-subordinated debentures is based on market prices as of December 31, 2000. The fair value as of December 31, 1999 is assumed to equal carrying amount since the offering was completed in the fourth quarter of 1999.

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

NOTE 20--LINE OF BUSINESS RESULTS

To help the Company more effectively manage the new geographic area in which it operates, management has taken a regional management approach since the merger took place. All earlier periods have been restated to reflect this change in management evaluation. The regions are evaluated separately on their individual performance, as well as their contribution to the Company as a whole. The corporate, other intercompany, and reclassifications segment include the holding company, merchant banking activities and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank, Missouri, Enterprise Banking, N.A. and Enterprise Merchant Banc, Inc. Enterprise Merchant Banc, Inc. offers merchant banking and venture capital services through its investment in Enterprise Merchant Banc LLC. The majority of the activity for the Kansas City region occurs in Enterprise Banking, N.A., while the majority of the activity for the St. Louis region occurs in Enterprise Bank, Missouri. The Banks provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the subsidiary banks. The St. Louis region includes Enterprise Trust, which provides trust services and financial planning services.

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


                                                                                          Corporate/intercompany
                                                   St. Louis Region  Kansas City Region      reclassification            Total
                                                   ----------------  ------------------   ----------------------   ---------------
As of and for  the year ended December 31, 2000
Balance sheet information:
Investment securities                               $    36,001,871      $   17,351,292         $              -   $    53,353,163
Loans, less unearned loan fees                          445,496,043         111,296,548                        -       556,792,591
Total assets                                            566,882,531         138,721,913                4,458,746       710,063,190
Deposits                                                514,758,354         119,382,330               (1,703,247)      632,437,437
Shareholders' equity                                $    43,248,747      $   14,112,214         $     (3,877,178)  $    53,483,783
                                                   ================  ==================   ======================   ===============
Income statement information:
Interest income                                     $    45,253,823      $   10,776,529         $              -   $    56,030,352
Interest expense                                         21,652,864           4,899,413                1,043,632        27,595,909
                                                   ----------------  ------------------   ----------------------   ---------------
Net interest income                                      23,600,959           5,877,116               (1,043,632)       28,434,443
Provision for loan losses                                   712,534             330,000                        -         1,042,534
Noninterest income                                        2,366,368             771,046                  357,117         3,494,531
Noninterest expense                                      15,561,159           4,535,134                2,380,251        22,476,544
                                                   ----------------  ------------------   ----------------------   ---------------
Income before income tax expense                          9,693,634           1,783,028               (3,066,766)        8,409,896
Income tax expense                                        3,643,018             629,357               (1,063,925)        3,208,450
                                                   ----------------  ------------------   ----------------------   ---------------
Net income (loss)                                   $     6,050,616      $    1,153,671         $     (2,002,841)  $     5,201,446
                                                   ================  ==================   ======================   ===============
As of and for the year ended December 31, 1999
Balance sheet information:
Investment securities                               $    24,487,847      $   20,277,851         $        910,000   $    45,675,698
Loans, less unearned loan fees                          385,101,759          95,789,722                        -       480,891,481
Total assets                                            484,779,269         127,142,045                3,222,175       615,143,489
Deposits                                                439,756,847         106,530,797               (3,959,017)      542,328,627
Shareholders' equity                                $    36,910,546      $   14,279,911         $     (4,146,861)  $    47,043,596
                                                   ================  ==================   ======================   ===============
Income statement information:
Interest income                                     $    32,136,899      $    8,939,099         $             10   $    41,076,008
Interest expense                                         14,086,864           3,807,982                  265,255        18,160,101
                                                   ----------------  ------------------   ----------------------   ---------------
Net interest income                                      18,050,035           5,131,117                 (265,245)       22,915,907
Provision for loan losses                                 1,021,256           1,475,000                        -         2,496,256
Noninterest income                                        2,062,121           1,029,779                  503,615         3,595,515
Noninterest expense                                      12,045,218           4,708,785                1,340,954        18,094,957
                                                   ----------------  ------------------   ----------------------   ---------------
Income (loss) before income tax expense                   7,045,682             (22,889)              (1,102,584)        5,920,209
Income tax expense                                        2,677,511              14,949                 (357,052)        2,335,408
                                                   ----------------  ------------------   ----------------------   ---------------
Income before cumulative effect of a
     change in accounting principle                       4,368,171             (37,838)                (745,532)        3,584,801
Cumulative effect on prior years of a
     change in asset classification, net of taxes                 -                   -                  121,491           121,491
                                                   ----------------  ------------------   ----------------------   ---------------
Net income (loss)                                   $     4,368,171      $      (37,838)        $       (624,041)  $     3,706,292
                                                   ================  ==================   ======================   ===============
As of and for the year ended December 31, 1998
Balance sheet information:
Investment securities                               $    46,290,936      $   18,365,618         $              -   $    64,656,554
Loans, less unearned loan fees                          273,817,522          81,109,264                        -       354,926,786
Total assets                                            374,054,971         112,761,546                1,248,947       488,065,464
Deposits                                                339,746,147          94,022,900                 (565,977)      433,203,070
Shareholders' equity                                $    27,619,777      $   15,065,449         $      1,620,352   $    44,305,578
                                                   ================  ==================   ======================   ===============
Income statement information:
Interest income                                     $    25,414,269      $    8,090,870         $              -   $    33,505,139
Interest expense                                         11,869,335           3,836,227                       (4)       15,705,558
                                                   ----------------  ------------------   ----------------------   ---------------
Net interest income                                      13,544,934           4,254,643                        4        17,799,581
Provision for loan losses                                   710,899             650,000                        -         1,360,899
Noninterest income                                        1,642,481             679,034                  436,231         2,757,746
Noninterest expense                                       8,546,389           4,473,712                1,505,313        14,525,414
                                                   ----------------  ------------------   ----------------------   ---------------
Income (loss) before income tax expense                   5,930,127            (190,035)              (1,069,078)        4,671,014
Income tax expense                                        2,226,744            (124,872)                (376,469)        1,725,403
                                                   ----------------  ------------------   ----------------------   ---------------
Net income (loss)                                   $     3,703,383      $      (65,163)        $       (692,609)  $    2 ,945,611
                                                   ================  ==================   ======================   ===============

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidazted Financial Statements


NOTE 21--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                            Condensed Balance Sheets

                                                                 December 31,
                                                           -------------------------
                      Assets                                   2000          1999
                      ------                               -----------   -----------
       Cash                                                $ 1,489,114   $ 3,886,277
       Investment in Enterprise Bank                        43,248,747    36,910,546
       Investment in Enterprise Merchant Banc, Inc.          2,984,366     1,221,542
       Investment in Enterprise Fund, L.P.                     576,664       546,710
       Investment in Enterprise Banking, N.A.               14,112,214    13,694,412
       Investment in other subsidiaries                        834,733       585,499
       Other assets                                          1,655,140     1,768,235
                                                           -----------   -----------
         Total assets                                      $64,900,978   $58,613,221
                                                           ===========   ===========

           Liabilities and Shareholders' Equity
           ------------------------------------

       Accounts payable and other liabilities              $   417,195   $   569,625
       Guaranteed preferred beneficial interests
         in EBH-subordinated debentures                     11,000,000    11,000,000
       Shareholders' equity                                 53,483,783    47,043,596
                                                           -----------   -----------
             Total liabilities and shareholders' equity    $64,900,978   $58,613,221
                                                           ===========   ===========

                         Condensed Statements of Income

                                                                      December 31,
                                                         -------------------------------------
                                                             2000         1999         1998
                                                         -----------   ----------   ----------
     Income:
       Gain on trading asset                             $       500   $  202,454   $        -
       Other income                                           43,089        5,168       13,670
                                                         -----------   ----------   ----------
         Total income                                         43,589      207,622       13,670
                                                         -----------   ----------   ----------
     Expenses:
       (Gain) loss on investment in Enterprise
         Fund, L.P.                                          (29,954)       7,763        2,199
       Interest expense-subordinated debentures            1,087,194      192,468            -
       Interest expense-notes payable                              -       78,650            -
       Other expenses                                      1,748,947      873,176      913,347
                                                         -----------   ----------   ----------
         Total expenses                                    2,806,187    1,152,057      915,546
                                                         -----------   ----------   ----------
         Loss before tax benefit and equity
           in undistributed earnings of subsidiaries      (2,762,598)    (944,435)    (901,876)
     Income tax benefit                                      995,872      268,458      314,474
                                                         -----------   ----------   ----------
       Loss before equity in undistributed
         earnings of subsidiaries                         (1,766,726)    (675,977)    (587,402)
                                                         -----------   ----------   ----------
     Equity in undistributed earnings of subsidiaries      6,968,172    4,260,778    3,533,013
     Cumulative effect on prior years of a change in
         asset classification                                      -      121,491            -
                                                         -----------   ----------   ----------
       Net income                                        $ 5,201,446   $3,706,292   $2,945,611
                                                         ===========   ==========   ==========

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                       Condensed Statements of Cash Flow

                                                                                  December 31,
                                                                 ----------------------------------------
                                                                        2000          1999          1998
                                                                 -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                                     $ 5,201,446   $ 3,706,292   $ 2,945,611
  Adjustments to reconcile net income to
    net cash used in operating activities:
        Cumulative effect of a change in
            accounting principle, net of tax                               -      (121,491)            -
        Gain on sale of trading security                                (500)     (202,454)            -
        Increase in trading security                                       -      (400,000)            -
        Proceeds from sale of trading
              security                                               910,500             -             -
        (Gain) loss on investment in
              Enterprise Fund, L.P.                                  (29,954)        7,763         2,199
        Noncash compensation expense
              attributed to stock option grants                      283,148             -             -
        Net income
              of subsidiaries                                     (6,968,172)   (4,260,778)   (3,533,013)
        Dividends from subsidiaries                                1,935,000             -             -
        Other, net                                                  (962,825)      269,099       141,961
                                                                 -----------   -----------   -----------
        Net cash used in operating
              activities                                             368,643    (1,001,569)     (443,242)

Cash flows from investing activities:
  Capital contributions to subsidiaries                           (3,175,000)   (5,921,500)   (5,050,319)
  Investment in Enterprise Fund, L.P.                                      -      (129,989)     (201,000)
                                                                 -----------   -----------   -----------
    Net cash used in investing activities                         (3,175,000)   (6,051,489)   (5,251,319)

Cash flows from financing activities:
  Proceeds from purchased funds and other
    short-term borrowings                                                  -     5,000,000             -
  Repayments of purchased funds and other
    short-term borrowings                                                  -    (5,000,000)            -
  Proceeds from issuance of subordinated
    debentures                                                             -    11,000,000             -
  Cash dividends paid                                               (405,265)     (285,577)     (235,053)
  Proceeds from the exercise of
      common stock options                                           804,125        69,685       385,525
  Proceeds from the issuance of common stock                          10,334       107,500     4,150,319
  Purchase of treasury stock                                               -      (390,000)            -
                                                                 -----------   -----------   -----------
    Net cash provided by
      financing activities                                           409,194    10,501,608     4,300,791
                                                                 ===========   ===========   ===========
    Net increase (decrease) in cash and cash
      equivalents                                                 (2,397,163)    3,448,550    (1,393,770)
Cash and cash equivalents, beginning of year                       3,886,277       437,727     1,831,497
                                                                 -----------   -----------   -----------
Cash and cash equivalents, end of year                           $ 1,489,114   $ 3,886,277   $   437,727
                                                                 ===========   ===========   ===========

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 21st of February, 2001.

                                            ENTERBANK HOLDINGS, INC.

                                            By: /s/ Fred H. Eller
                                               ------------------
                                            Fred H. Eller
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the 21st day of February 2001.

         Signatures                        Title
         ----------                        -----

/s/ Fred H. Eller
-----------------
Fred H. Eller                    Chief Executive Officer and
                                 and Director

/s/ Ronald E. Henges
--------------------
Ronald E. Henges                 Chairman of the Board
                                 of Directors

/s/ Kevin C. Eichner
--------------------
Kevin C. Eichner                 Vice Chairman of the
                                 Board of Directors

/s/ Paul R. Cahn
----------------
Paul R. Cahn                     Director

/s/ Birch M. Mullins
--------------------
Birch M. Mullins                 Director

/s/ Robert E. Saur*
-------------------
Robert E. Saur                   Director

/s/ James A. Williams
---------------------
James A. Williams                Director

/s/ Henry D. Warshaw
--------------------
Henry D. Warshaw                 Director

/s/ James L. Wilhite
--------------------
James L. Wilhite                 Director

/s/ Ted C. Wetterau*
--------------------
Ted C. Wetterau                  Director

/s/ Randall D. Humphreys*
-------------------------
Randall D. Humphreys             Director

/s/ Paul L. Vogel
-----------------
Paul L. Vogel                    Director

/s/ William B. Moskoff
----------------------
William B. Moskoff               Director

/s/ Richard S. Masinton
-----------------------
Richard S. Masinton              Director

/s/ Ted A. Murray
-----------------
Ted A. Murray                              Director

/s/ Michael J. DeCoursey
------------------------
Michael J. DeCoursey                       Director

/s/ Robert D. Ames
------------------
Robert D. Ames                             Director


/s/ Jack L. Sutherland
----------------------
Jack L. Sutherland                         Director



 * By Fred H. Eller, James C. Wagner and Stacey Tate, as Attorney-in-Part pursuant to Powers of Attorney executed by the persons listed above, which Powers of Attorney and filed as Exhibit 24.1 hereto.

/s/ James C. Wagner
---------------------
James C. Wagner        Chief Financial Officer, Treasurer
                       and Vice President

/s/ Fred H. Eller      /s/ James C. Wagner                 /s/ Stacey Tate
---------------------  ----------------------------------  ----------------
Fred H. Eller          James C. Wagner                     Stacey Tate
Attorney-in-Part       Attorney-in-Part                    Attorney-in-Part

                                 EXHIBIT INDEX
                                 --------------

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

3.4 Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999).


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

4.4 Enterbank Holdings, Inc., Fourth Incentive Stock Option Plan (incorporated herein by reference to the Registrant's 1998 Proxy Statement on Form 14-
      A).

4.5 Enterbank Holdings, Inc. (formerly Commercial Guaranty Bancshares, Inc.) Employee Incentive Stock Option Plan (incorporated herein by reference to the Registrant's Form S-8 dated July 25, 2000 (File No. 333-42204)).

4.6 Enterbank Holdings, Inc. (formerly Commercial Guaranty Bancshares, Inc.) Non-Employee Organizer and Director Incentive Stock Option Plan (incorporated herein by reference to the Registrant's Form S-8 dated July 25, 2000 (File No. 333-42204)).


4.7 Enterbank Holdings, Inc. Stock Appreciation Rights (SAR) Plan and Agreement (incorporated herein by reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31,
      1999).

10.1 Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

10.2 Revised Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998).

10.3 Agreement and Plan of Merger dated January 5, 2000 between Enterbank Holdings, Inc. and Commercial Guaranty Bancshares, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the period ended December 31, 1999).

10.4 Joint Proxy Statement/Prospectus of Enterbank Holdings, Inc. and Commercial Guaranty Bancshares, Inc. (incorporated herein by reference to the Registrant's Form S-4/A dated May 11, 2000 (File No. 333-35794)).

10.5 Enterbank Holdings, Inc. Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000)

11.1/(1)/ Statement regarding computation of per share earnings.

21.1/(1)/ Subsidiaries of the Registrant.

23.1/(1)/ Consent of KPMG LLP.

24.1/(1)/ Power of Attorney.

____________________________
/(1)/ Filed herewith