Form 10-Q
period 2001-03-31
ENTERBANK HOLDINGS INC
filed 2001-05-11
CIK 1025835

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--For the quarterly period ended March 31, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

          Commission file number
                                 -------------


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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2001:

       Common Stock, $.01 par value---9,164,496 shares outstanding as of May 1, 2001

==============================================================================

                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS



                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited):

      Consolidated Balance Sheets
      At March 31, 2001 and December 31, 2000                            3

      Consolidated Statements of Income
      Three Months Ended March 31, 2001 and 2000                         4

      Consolidated Statements of Comprehensive Income
      Three Months Ended March 31, 2001 and 2000                         5

      Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2001 and 2000                         6

      Notes to Consolidated Financial Statements                         7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

   Item 3.  Quantitative and Qualitative Disclosures Regarding
            Market Risk                                                 17



PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                           II-1

   Signatures                                                          II-2

                                                   PART I - ITEM 1
                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets

                                                                              (Unaudited)              (Audited)
                                                                              At March 31,          At December 31,
                                                                                  2001                    2000
                                                                             -------------          ---------------
                             Assets
                             ------
Cash and due from banks                                                      $  24,724,337           $  25,964,052
Federal funds sold                                                              38,614,615              58,302,921
Interest-bearing deposits                                                            9,150                   9,397
Investments in debt and equity securities:
    Available for sale, at estimated fair value                                 32,942,047              50,569,333
    Held to maturity, at amortized cost
       (estimated fair value of $220,459 at March 31,
       2001 and $519,442 at December 31, 2000)                                     220,177                 521,280
    Federal Reserve Bank stock and Federal Home Loan
       Bank stock, at cost                                                       2,262,550               2,262,550
                                                                             -------------           -------------
            Total investments in debt and equity securities                     35,424,774              53,353,163
                                                                             -------------           -------------
Loans held for sale                                                              4,388,774                 945,095
Loans, less unearned loan fees                                                 583,953,908             556,792,591
    Less allowance for loan losses                                               7,349,199               7,096,544
                                                                             -------------           -------------
            Loans, net                                                         576,604,709             549,696,047
                                                                             -------------           -------------
Other real estate owned                                                            337,680                  76,680
Fixed assets, net                                                                9,023,352               8,792,020
Accrued interest receivable                                                      3,880,860               4,258,710
Investment in Enterprise Merchant Banc, LLC                                      2,286,705               2,326,422
Investment in Enterprise Fund, LP                                                  577,754                 576,664
Goodwill                                                                         2,230,462               2,278,104
Prepaid expenses and other assets                                                3,432,785               3,483,915
                                                                             -------------           -------------
            Total assets                                                     $ 701,535,957           $ 710,063,190
                                                                             =============           =============

              Liabilities and Shareholders' Equity
              ------------------------------------
Deposits:
    Demand                                                                   $  91,476,307           $ 105,649,983
    Interest-bearing transaction accounts                                       55,097,724              61,314,029
    Money market accounts                                                      275,603,584             271,060,782
    Savings                                                                      7,245,648               7,326,217
    Certificates of deposit:
       $100,000 and over                                                        87,295,120              84,535,714
       Other                                                                   105,719,323             102,550,712
                                                                             -------------           -------------
            Total deposits                                                     622,437,706             632,437,437
Guaranteed preferred beneficial interests in
    EBH-subordinated debentures                                                 11,000,000              11,000,000
Federal Home Loan Bank advances                                                 10,954,913               9,965,899
Federal funds purchased                                                                 --               1,225,000
Accrued interest payable                                                         1,674,723               1,687,288
Accounts payable and accrued expenses                                              300,368                 263,783
                                                                             -------------           -------------
            Total liabilities                                                  646,367,710             656,579,407
                                                                             -------------           -------------
Shareholders' equity:
    Common stock, $.01 par value; authorized
       20,000,000 shares; issued and outstanding
       9,147,139 shares at March 31, 2001 and
       9,072,521 shares at December 31, 2000                                        91,471                  90,725
    Surplus                                                                     36,455,814              35,840,371
    Retained earnings                                                           18,441,831              17,418,811
    Accumulated other comprehensive income                                         179,131                 133,876
                                                                             -------------           -------------
            Total shareholders' equity                                          55,168,247              53,483,783
                                                                             -------------           -------------
            Total liabilities and shareholders' equity                       $ 701,535,957           $ 710,063,190
                                                                             =============           =============

See accompanying notes to unaudited consolidated financial statements.





                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Income (unaudited)
                                                                                  Three months ended March 31,
                                                                                 2001                     2000
                                                                             ------------             ------------
Interest income:
    Interest and fees on loans                                               $ 12,907,376             $ 11,065,399
    Interest on debt securities:
       Taxable                                                                    827,968                  730,366
       Nontaxable                                                                   5,757                    9,593
    Interest on federal funds sold                                                500,972                  730,935
    Interest on interest bearing deposits                                           1,804                      152
                                                                             ------------             ------------
            Total interest income                                              14,243,877               12,536,445
                                                                             ------------             ------------
Interest expense:
    Interest-bearing transaction accounts                                         178,940                  202,327
    Money market accounts                                                       3,107,322                2,724,687
    Savings                                                                        45,938                   43,980
    Certificates of deposit:
       $100,000 and over                                                        1,387,733                1,182,897
       Other                                                                    1,621,695                1,539,545
    Other borrowed funds                                                          146,663                  135,594
    Guaranteed preferred beneficial interests
       in EBH-subordinated debentures                                             252,578                  265,873
                                                                             ------------             ------------
            Total interest expense                                              6,740,869                6,094,903
            Net interest income                                                 7,503,008                6,441,542
Provision for loan losses                                                         265,000                  220,436
                                                                             ------------             ------------
            Net interest income after
              provision for loan losses                                         7,238,008                6,221,106
                                                                             ------------             ------------
Noninterest income:
    Service charges on deposit accounts                                           299,561                  304,227
    Trust and financial advisory income                                           252,346                   97,308
    Realized gain on sale of trading security                                          --                      500
    Other service charges and fee income                                          115,769                   90,369
    Gain on sale of mortgage loans                                                180,023                   80,767
    Gain on sale of available for sale investment securities                       29,687                       --
    Income (loss) from investment in Enterprise Merchant Banc, LLC                (39,718)                  30,112
    Gain on investment in Enterprise Fund, LP                                       1,089                   18,015
                                                                             ------------             ------------
            Total noninterest income                                              838,757                  621,298
                                                                             ------------             ------------
Noninterest expense:
    Salaries                                                                    3,228,895                2,431,594
    Payroll taxes and employee benefits                                           631,804                  551,105
    Occupancy                                                                     396,987                  370,528
    Furniture and equipment                                                       296,214                  186,987
    Data processing                                                               217,489                  166,902
    Amortization of goodwill                                                       47,642                   47,641
    Other                                                                       1,382,383                1,443,394
                                                                             ------------             ------------
            Total noninterest expense                                           6,201,414                5,198,151
                                                                             ------------             ------------
            Income before income tax expense                                    1,875,351                1,644,253
Income tax expense                                                                715,299                  635,060
                                                                             ------------             ------------
Net income                                                                   $  1,160,052             $  1,009,193
                                                                             ============             ============

Per share amounts
  Basic earnings per share                                                   $       0.13             $       0.11
    Basic weighted average common shares outstanding                            9,117,286                8,945,347
  Diluted earnings per share                                                 $       0.12             $       0.10
    Diluted weighted average common shares outstanding                          9,646,791                9,676,828


See accompanying notes to unaudited consolidated financial statements.






                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                             Consolidated Statements of Comprehensive Income (unaudited)


                                                                                  Three months ended March 31,
                                                                                 2001                     2000
                                                                             -----------              -----------

Net income                                                                   $ 1,160,052              $ 1,009,193
Other comprehensive income (loss):
    Realized and unrealized gain (loss) arising during
       the period, net of tax                                                     64,848                  (34,055)
    Less reclassification adjustment for realized gain
       included in net income, net of tax                                         19,593                       --
                                                                             -----------              -----------
          Total other comprehensive income (loss)                                 45,255                  (34,055)
                                                                             -----------              -----------
Total comprehensive income                                                   $ 1,205,307              $   975,138
                                                                             ===========              ===========



-------------------------------
See accompanying notes to unaudited consolidated financial statements.






                                      ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows (unaudited)

                                                                                 Three months ended March 31,
                                                                                 2001                    2000
                                                                            -------------           -------------
Cash flows from operating activities:
    Net income                                                              $   1,160,052           $   1,009,193
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                           339,491                 316,735
          Provision for loan losses                                               265,000                 220,436
          Gain on sale of trading security                                             --                    (500)
          Proceeds from sale of trading security                                       --                 910,500
          Net accretion of debt and equity securities                             (12,806)                (29,526)
          Gain on sale of available for sale investment securities                (29,687)                     --
          Gain on investment in Enterprise Fund, LP                                (1,089)                (18,015)
          Loss (income) from investment in Enterprise Merchant Banc, LLC           39,718                 (30,112)
          Mortgage loans originated                                           (15,236,542)             (7,700,668)
          Proceeds from mortgage loans sold                                    11,972,886               6,578,192
          Gain on sale of mortgage loans                                         (180,023)                (80,767)
          Noncash compensation expense
               attributed to stock option grants                                   44,265                      --
          Decrease (increase)  in accrued interest receivable                     377,850                (268,342)
          (Decrease) increase in accrued interest payable                         (12,565)                 76,805
          Other, net                                                             (201,836)                628,893
                                                                            -------------           -------------
               Net cash (used in) provided by operating activities             (1,475,286)              1,612,824
                                                                            -------------           -------------
Cash flows from investing activities:
    Decrease (increase) in interest-bearing deposits                                  247                  (7,556)
    Purchases of available for sale debt and equity securities                 (2,978,117)             (9,217,476)
    Proceeds from sale of available for sale debt and equity securities           279,687                      --
    Proceeds from maturities and principal paydowns on available for sale debt and equity securities
    Proceeds from maturities and principal paydowns on                         20,443,114                 150,000
       held to maturity debt securities                                           300,000                      --
    Net increase in loans                                                     (27,208,218)            (12,454,360)
    Recoveries of loans previously charged off                                     34,556                   7,975
    Purchases of fixed assets                                                    (523,181)               (439,131)
                                                                            -------------           -------------
               Net cash used in investing activities                           (9,651,912)            (21,960,548)
                                                                            -------------           -------------
Cash flows from financing activities:
    Net (decrease) increase in noninterest bearing deposit accounts           (14,173,676)             14,343,958
    Net increase in interest bearing deposit accounts                           4,173,945                 841,728
    Decrease in federal funds purchased                                        (1,225,000)             (1,300,000)
    Paydowns on Federal Home Loan Bank advances                                   (10,986)             (1,082,500)
    Borrowings on Federal Home Loan Bank advances                               1,000,000                      --
    Cash dividends paid                                                          (137,029)                (89,401)
    Proceeds from the issuance of common stock                                         --                  13,500
    Proceeds from the exercise of common stock options                            571,923                  91,952
                                                                            -------------           -------------
               Net cash (used in) provided by financing activities             (9,800,823)             12,819,237
                                                                            -------------           -------------
               Net decrease in cash and cash equivalents                      (20,928,021)             (7,528,487)
Cash and cash equivalents, beginning of period                                 84,266,973              74,179,316
                                                                            -------------           -------------
Cash and cash equivalents, end of period                                    $  63,338,952           $  66,650,829
                                                                            =============           =============


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                             $   6,753,434           $   6,197,922
       Income taxes                                                             1,607,000               1,172,000
                                                                            =============           =============
    Noncash transactions:
       Transfers to other real estate owned in settlement of loans                     --                  42,000
                                                                            =============           =============

See accompanying notes to unaudited consolidated financial statements.

                                      6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company" or "Enterbank") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. The consolidated financial statements include the accounts of Enterbank Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Certain amounts in the consolidated financial statements for the year ended December 31, 2000 have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

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

                                      7

(3)   SEGMENT DISCLOSURE

      To help the Company more effectively manage the new geographic area in which it operates, management has taken a regional management approach since the aforementioned merger took place. All earlier periods have been restated to reflect this change in management strategy. The different geographic regions in which we operate are evaluated separately on their individual performance, as well as their contribution to the Company as a whole. The corporate, intercompany, reclassifications, and other segment includes the holding company, merchant banking activities and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank in Missouri, Enterprise Banking, N.A. in Kansas and Enterprise Merchant Banc, Inc. Enterprise Merchant Banc, Inc. offers merchant banking and venture capital services through its investment in Enterprise Merchant Banc, LLC. The majority of the activity for the Kansas region occurs in Enterprise Banking, N.A., while the majority of the activity for the St. Louis region occurs in Enterprise Bank. The Banks provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include commercial, individual, agricultural, real estate construction and development, commercial and residential real estate, and consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, trust and financial advisory services, and cash management services. The revenues generated by each business segment consist primarily of interest income generated from the loan and investment security portfolios, and service charges and fees generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the subsidiary banks. The St. Louis region includes Enterprise Trust, which provides trust and financial advisory services.

The following are the financial results for the Company's operating segments for the three month periods ended March 31, 2001 and 2000 (unaudited):


                                                                                       Corporate,
                                                                                      intercompany
                                                 St. Louis           Kansas         reclassifications
                                                   Region            Region             and other           Total
                                               -------------     -------------      -----------------   -------------
THREE MONTHS ENDED MARCH 31, 2001
Balance sheet information:
Investment securities                          $  21,853,605     $  13,571,169        $         --      $  35,424,774
Loans, less unearned loan fees                   471,994,850       111,959,058                  --        583,953,908
Total assets                                     549,099,704       147,997,332           4,438,921        701,535,957
Deposits                                         495,710,791       128,714,082          (1,987,167)       622,437,706
Shareholders' equity                           $  44,644,005     $  14,330,554        $ (3,806,312)     $  55,168,247
                                               =============     =============        ============      =============

Income statement information:
Interest income                                $  11,418,537     $   2,825,340        $         --      $  14,243,877
Interest expense                                   5,135,802         1,353,764             251,303          6,740,869
                                               -------------     -------------        ------------      -------------
Net interest income                                6,282,735         1,471,576            (251,303)         7,503,008
Provision for loan losses                            195,000            70,000                  --            265,000
Noninterest income                                   650,853           186,533               1,371            838,757
Noninterest expense                                4,466,507         1,325,385             409,522          6,201,414
                                               -------------     -------------        ------------      -------------
Income (loss) before income tax expense            2,272,081           262,724            (659,454)         1,875,351
Income tax expense                                   868,502            97,958            (251,161)           715,299
                                               -------------     -------------        ------------      -------------
Net income                                     $   1,403,579     $     164,766        $   (408,293)     $   1,160,052
                                               =============     =============        ============      =============

THREE MONTHS ENDED MARCH 31, 2000

Balance sheet information:
Investment securities                          $  33,582,377     $  18,734,696        $         --      $  52,317,073
Loans, less unearned loan fees                   397,353,426        95,891,518                  --        493,244,944
Total assets                                     497,895,409       127,701,853           3,185,343        628,782,605
Deposits                                         451,202,680       110,798,298          (4,486,665)       557,514,313
Shareholders' equity                           $  38,125,440     $  13,142,571        $ (3,233,226)     $  48,034,785
                                               =============     =============        ============      =============

Income statement information:
Interest income                                $  10,066,735     $   2,469,710        $         --      $  12,536,445
Interest expense                                   4,730,223         1,101,998             262,682          6,094,903
                                               -------------     -------------        ------------      -------------
Net interest income                                5,336,512         1,367,712            (262,682)         6,441,542
Provision for loan losses                            145,436            75,000                  --            220,436
Noninterest income                                   382,598           181,981              56,719            621,298
Noninterest expense                                3,626,380           991,824             579,947          5,198,151
                                               -------------     -------------        ------------      -------------
Income (loss) before income tax expense            1,947,294           482,869            (785,910)         1,644,253
Income tax expense                                   722,372           163,234            (250,546)           635,060
                                               -------------     -------------        ------------      -------------
Net income                                     $   1,224,922     $     319,635        $   (535,364)     $   1,009,193
                                               =============     =============        ============      =============




The St. Louis Region provided approximately 80% of the loans, deposits, and assets for the Company as of March 31, 2001 and 2000. During the same periods the Kansas region provided approximately 20% of the loans, deposits, and assets for the Company. The St. Louis Region loans increased $75 million, or 19%, while the loans in the Kansas Region increased $16 million, or 17%, for March 31, 2001 compared to March 31, 2000. Assets and deposits increased 10% for the St. Louis Region and 16% for the Kansas Region, respectively, for March 31, 2001 compared to March 31, 2000. The increase in loans and deposits is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. Investment securities in the St. Louis region decreased $12 million, or 35%, while investment securities decreased $5 million, or 28%, in the Kansas region at March 31, 2001 compared to March 31, 2000. The decrease in investment securities in both regions was the result of loan balances increasing more than deposit balances.

Interest income increased 13% and 14% for the St. Louis and Kansas regions, respectively, for the three month period ended March 31, 2001 compared to the same period ended March 31, 2000. Noninterest income increased $268,255, or 70%, in the St. Louis region as a result of increased activity in the trust and financial advisory services and gains on the sale of mortgage loans. The Company made significant investments in personnel and technology in the Kansas region which resulted in a 34% increase in noninterest expenses. The 23% increase in noninterest expense in the St. Louis region was the result of the addition of resources and infrastructure for continued growth.

               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, this Form 10-Q contains forward looking statements which are inherently subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect that changes in interest rates and our cost of funds have on our earnings and assets, our level of loan defaults and delinquencies, our ability to successfully grow and realize profits from our commercial banking operations and our strategic non-banking lines of business, concentrations of our loans in one geographic area, our ability to retain key personnel, the degree and nature of our competition, and changes in government regulation of our business, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                 INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity, and cash flows of the Company for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 and the year ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                             FINANCIAL CONDITION

Total assets at March 31, 2001 were $702 million, a decrease of $8 million compared to total assets of $710 million at December 31, 2000. Loans less unearned loan fees were $584 million, an increase of $27 million, or 5%, over total loans of $557 million at December 31, 2000. The increase in loans is, in part, attributable to the Company's investment in additional business development officers. Federal funds sold and investment securities were $74 million, a decrease of $38 million, or 34%, from total federal funds sold and investment securities of $112 million at December 31, 2000. The decrease resulted from the shift in interest earning assets from short-term investments into loans during the first three months of 2001.

Total deposits at March 31, 2001 were $622 million, a decrease of $10 million compared to total deposits of $632 million at December 31, 2000.

Total shareholders' equity at March 31, 2001 was $55 million, an increase of $1.7 million over total shareholders' equity of $53 million at December 31,
2000.   The increase in equity is primarily due to net income of $1.16 million for the three months ended March 31, 2001, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

                            RESULTS OF OPERATIONS

Net income was $1,160,052 for the three month period ended March 31, 2001, an increase of 15% over net income of $1,009,193 for the same period in fiscal year 2000. Basic earnings per share for the three month periods ended March 31, 2001 and 2000 were $0.13 and $0.11, respectively. Diluted earnings per share for the three month periods ended March 31, 2001 and 2000 were $0.12 and $0.10, respectively.

NET INTEREST INCOME

Net interest income (presented on a tax equivalent basis) was $7.5 million, or 4.69% of average earning assets, for the three months ended March 31, 2001, compared to $6.5 million, or 4.42% of average earning assets, for the same period in 2000. The $1 million, or 16% increase, in net interest income for the three months ended March 31, 2001 resulted primarily from a $63 million increase in average earnings assets to $650 million, from $588 million, during the same period in 2000. The increase in earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average earning assets increased to 8.89% for the three month period ended March 31, 2001 compared to 8.58% for the three month period ended March 31, 2000. The increase in asset yield was primarily due to a general increase in average yield on loans and investment securities. The increase in net interest margin was attributed to a change in the mix of interest- earning assets. Higher yielding loans and investment securities increased to 89% of total assets for the three months ended March 31, 2001 compared to 86% for the same period in 2000. The increase in net interest margin was slightly offset by an increase in the yield on interest-bearing liabilities. The yield on interest-bearing liabilities increased to 5.04% for the three months ended March 31, 2001 compared to 4.91% for the same period in 2000. This increase is attributed mainly to a 74 basis point increase in the rate paid on certificates of deposit. The increase in the interest paid on interest-bearing liabilities was offset by a change in the mix of liabilities. Total interest-bearing liabilities decreased to 79% of total average assets for the three months ended March 31, 2001 from 80% for the same period in 2000. This decrease is attributed to a 21% increase in noninterest-bearing liabilities compared to a 9% increase in interest-bearing liabilities for the three months ended March 31, 2001 as compared to the same period ended 2000.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31, 2001 and 2000:

                                                               Three months ended March 31,
                                      --------------------------------------------------------------------------------
                                                       2001                                      2000
                                      --------------------------------------    --------------------------------------
                                                 Percent   Interest  Average               Percent   Interest  Average
                                      Average   of Total   Income/   Yield/     Average   of Total   Income/   Yield/
                                      Balance    Assets    Expense    Rate      Balance    Assets    Expense    Rate
                                      -------    ------    -------    ----      -------    ------    -------    ----
                                                               (Dollars in Thousands)
ASSETS
------
Interest-earning assets:
  Loans (1)                         $ 568,178     82.74%  $ 12,927    9.23%   $ 486,608     78.51%   $ 11,102   9.15%
  Taxable investments in
    debt and equity
    securities                         44,538      6.49        828    7.54       47,939      7.73         730   6.11
  Non-taxable investments
    in debt and equity
    securities (2)                        457      0.07          9    7.75          836      0.13          13   6.24
  Federal funds sold                   37,242      5.42        501    5.46       52,210      8.42         731   5.62
  Interest-bearing deposits                33        --         --    3.59           14      0.01          --   4.31
                                    ---------    ------   --------            ---------    ------    --------
Total interest-earning
  assets                            $ 650,448     94.72   $ 14,265    8.89    $ 587,607     94.80    $ 12,576   8.58
Non-interest-earning assets:
  Cash and due from banks              22,252      3.24                          19,239      3.10
  Fixed assets, net                     8,926      1.30                           8,157      1.32
  Investment in Enterprise
  Merchant Banc, LLC                    2,263      0.33                             304      0.06
  Prepaid expenses and
    other assets                       10,053      1.46                          10,610      1.71
  Allowance for loan
    losses                             (7,224)    (1.05)                         (6,137)    (0.99)
                                    ---------    ------                       ---------    ------
        Total assets                $ 686,718    100.00%                      $ 619,780    100.00%
                                    =========    ======                       =========    ======

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
--------------------
Interest-bearing liabilities:
  Interest-bearing
    transaction accounts            $  53,783      7.83%  $    179    1.35%   $  46,665      7.53%   $    202   1.74%
  Money market accounts               267,359     38.94      3,107    4.71      228,497     36.87       2,725   4.78
  Savings                               7,223      1.05         46    2.58        6,832      1.10          44   2.58
  Certificates of deposit             191,819     27.94      3,009    6.36      194,314     31.35       2,722   5.62
  Borrowed funds                       11,290      1.64        147    5.27       10,363      1.67         136   5.28
  Guaranteed preferred
    beneficial interests
    in EBH subordinated
    debentures                         11,000      1.60        253    9.31       11,000      1.78         266   9.70
                                    ---------    ------   --------            ---------    ------    --------
Total interest-bearing
  liabilities                       $ 542,474     79.00   $  6,741    5.04    $ 497,671     80.30    $  6,095   4.91
Noninterest-bearing
 liabilities:
  Demand deposits                      87,166     12.69                          71,381     11.52
  Other liabilities                     2,325      0.34                           2,486      0.40
                                    ---------    ------                       ---------    ------
  Total liabilities                   631,965     92.03                         571,538     92.22
  Shareholders' equity                 54,753      7.97                          48,242      7.78
                                    ---------    ------                       ---------    ------
        Total liabilities
        and shareholders'
        equity                      $ 686,718    100.00%                      $ 619,780    100.00%
                                    =========    ======                       =========    ======
Net interest income                                       $  7,524                                   $  6,481
                                                          ========                                   ========
Net interest margin                                                   4.69%                                     4.42%
                                                                      ====                                      ====


--------------------
(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
      Loan fees included in interest income are approximately $345,000 and $282,000 for the three months ended March 31, 2001 and 2000, respectively.

(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $265,000 for the three months ended
March 31, 2001, compared to $220,436 for the same period in 2000. The Company's asset quality remained strong with net chargeoffs of $13,000 for the three months ended March 31, 2001, compared to net chargeoffs of $50,000 for the same period in 2000. Loan growth remained strong during the first three months of 2001. The increase in provision expense in the first quarter of 2001 as compared to the same period in 2000 was due to the continued increase in loans outstanding, resulting in higher risk.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance for loan losses that have been charged to expense.

                                                                        Three months ended
                                                                            March 31,
                                                                   ---------------------------
                                                                      2001              2000
                                                                   ---------         ---------
                                                                      (Dollars in thousands)

         Allowance at beginning of year                            $   7,097         $   6,758
                                                                   ---------         ---------
         Loans charged off:
            Commercial and industrial                                      5                49
            Real estate:
               Commercial                                                 35                --
               Construction                                               --                --
               Residential                                                --                --
            Consumer and other                                             7                10
                                                                   ---------         ---------
            Total loans charged off                                       47                59
                                                                   ---------         ---------
         Recoveries of loans previously charged off:
            Commercial and industrial                                      8                 2
            Real estate:
               Commercial                                                 20                --
               Construction                                               --                --
               Residential                                                 3                 1
            Consumer and other                                             3                 6
                                                                   ---------         ---------
            Total recoveries of loans previously charged off              34                 9
                                                                   ---------         ---------
         Net loans charged off                                            13                50
                                                                   ---------         ---------
         Provision for loan losses                                       265               220
                                                                   ---------         ---------
         Allowance at end of period                                $   7,349         $   6,928
                                                                   =========         =========

         Average loans                                             $ 568,178         $ 486,608
         Total loans                                               $ 583,954         $ 493,245
         Nonperforming loans                                       $   1,944         $   2,051

         Net charge-offs to average loans (annualized)                 0.009%            0.041%
         Allowance for loan losses to total loans                      1.259%            1.405%


The Company's credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits, and regulatory bank examinations. The system requires rating all loans at the time they are made.

Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with the loan review and credit administration staffs. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the loan review and credit administration staffs generally at the time of the formal watch list review meetings.

Each month, internal controls provides management with a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of changes in the risk profiles of the portfolios, changes in past due and non-performing loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience and from published national surveys of norms in the industry. The calculated allowance for loan losses required for the portfolios are then compared to the actual allowance balances to determine the provision necessary to maintain the allowance for loan losses at an appropriate level. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. The Company does not have a material amount of interest-bearing assets which would have been included in non-accrual, past due or restructured loans if such assets were loans.

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

While the Company has benefited from very low historical net charge-offs during an extended period of rapid loan growth, management remains cognizant that historical loan loss and non-performing asset experience may not be indicative of future results. Were the experience to deteriorate, and additional provisions for loan losses were required, future operational results would be negatively impacted. Both management and the Board of Directors continually monitor changes in asset quality, market conditions, concentrations of credit, and other factors, all of which impact the credit risk associated with the Company's loan portfolio.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                                   March 31,         March 31,
                                                                      2001              2000
                                                                   ---------         ---------
                                                                      (Dollars in thousands)

         Non-accrual loans                                         $   1,944         $   2,006
         Loans past due 90 days or more
            and still accruing interest                                   --                --
         Restructured loans                                               --                45
                                                                   ---------         ---------
            Total non-performing loans                                 1,944             2,051
         Other real estate owned                                         338               438
                                                                   ---------         ---------
         Total non-performing assets                               $   2,282         $   2,489
                                                                   =========         =========

         Total assets                                              $ 701,536         $ 628,783
         Total loans                                               $ 583,954         $ 493,245
         Total loans plus other real estate owned                  $ 584,292         $ 493,683

         Non-performing loans to loans                                  0.33%             0.42%
         Non-performing assets to loans plus
            other real estate owned                                     0.39%             0.50%
         Non-performing assets to total assets                          0.33%             0.40%


NONINTEREST INCOME

Noninterest income was $838,757 for the three months ended March 31, 2001 compared to $621,298 for the same period in 2000. The increase is primarily attributed to a $155,038 increase in trust and financial advisory income and a $99,256 increase in the gain on the sale of mortgage loans. Trust and financial advisory income was $252,346 for the three months ended March 31, 2001, as compared to $97,308 for the same period in 2000. The increase in fees was the result of increased assets under management in Enterprise Trust. The increase in the gain on sale of mortgage loans was due to a dramatic decrease in interest rates during the first quarter of 2001 resulting in higher loan sales. The $25,400 increase in other service charges and fee income and the $29,687 gain on the sale of available for sale equity securities also contributed to the increase in noninterest income for the three months ended March 31, 2001 compared to the same period in 2000. These increases were slightly offset by a $69,830 decrease in income from investment in Enterprise Merchant Banc, LLC and a $16,926 decrease in the gain on investment in Enterprise Fund, LP. Both of these decreases were a result of decreased fee income in these business during the three months ended March 31, 2001 compared to the same period in 2000.

NONINTEREST EXPENSE

Noninterest expense was $6.2 million for the three months ended March 31, 2001 compared to $5.2 million for the same period in 2000. The increase in noninterest expenses was primarily due to: 1) the investment in several additional new business development officers in the St. Louis region and additional management in the Kansas region; 2) increased activity and growth in the trust and financial advisory services; and 3) normal increases associated with continued growth. The Company recently implemented an Internet banking business and check imaging system to enhance customer service. Both programs increased noninterest expense during 2001.
In addition, the Company expanded its computer and data processing infrastructure for the additional Kansas locations and communication between the regions, which also increased expenses. Other noninterest expenses decreased $61,011 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This decrease is attributed to a concerted effort by the Company's management to reduce expenses.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan portfolio, maturities in the investment portfolio, amortization of term loans, deposit inflows, proceeds from borrowings and retained earnings.

Since its inception, the Company has experienced rapid loan and deposit growth primarily due to the aggressive direct calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Management has pursued privately held businesses who desire a close working relationship with a locally managed, full service bank. Due to the relationship developed with these customers, management views deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company has used this source of deposits for over five years and considers it to be a stable source of deposits enabling the Company to acquire funds at a cost below its alternative cost of funds. There were $29 million and $30 million of deposits from the national network with the Company at March 31, 2001 and December 31, 2000, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at March 31, 2001:

                       Remaining Maturity               Amount
               ----------------------------------      --------
                         (Dollars in Thousands)

               Three months or less                    $ 28,881
               Over three through six months             21,693
               Over six through twelve months            26,900
               Over twelve months                         9,821
                                                       --------
                                                       $ 87,295
                                                       ========


The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

In March 2001, the Company renewed a $2,500,000 unsecured line of credit from Jefferson Bank and Trust. The line of credit matures on March 31, 2002 and is an interest only note accruing interest at a variable rate of prime minus
0.50%.   There were no amounts outstanding under the line of credit at
March 31, 2001.

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                        Actual            Adequacy Purposes        Action Provisions
                                                 --------------------     -----------------        -----------------
                                                   Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                   ------      -----       ------      -----       ------      -----
AS OF MARCH 31, 2001:
   Total Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                   $70,790,513   11.65%    $48,631,750    8.00%    $60,789,688   10.00%
      Enterprise Bank                             49,581,246   10.17      38,993,622    8.00      48,742,028   10.00
      Enterprise Banking, N.A.                    13,449,809   11.65       9,237,752    8.00      11,547,190   10.00

   Tier 1 Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                   $63,758,654   10.49%    $24,315,875    4.00%    $36,473,813    6.00%
      Enterprise Bank                             44,534,850    9.14      19,496,811    4.00      29,245,217    6.00
      Enterprise Banking, N.A.                    12,030,123   10.42       4,618,876    4.00       6,928,314    6.00

   Tier 1 Capital (to average assets)
      Enterbank Holdings, Inc.                   $63,758,654    9.31%    $20,534,616    3.00%    $34,224,360    5.00%
      Enterprise Bank                             44,534,850    8.22      16,252,703    3.00      27,087,839    5.00
      Enterprise Banking, N.A.                    12,030,123    8.66       4,168,646    3.00       6,947,743    5.00

AS OF DECEMBER 31, 2000:
   Total Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                   $69,043,254   11.79%    $46,859,325    8.00%    $58,574,157   10.00%
      Enterprise Bank                             47,996,270   10.27      37,397,138    8.00      46,746,422   10.00
      Enterprise Banking, N.A.                    13,209,043   11.68       9,049,719    8.00      11,312,149   10.00

   Tier 1 Capital (to risk weighted assets)
      Enterbank Holdings, Inc.                   $62,071,803   10.60%    $23,429,663    4.00%    $35,144,494    6.00%
      Enterprise Bank                             43,131,270    9.23      18,698,569    4.00      28,047,853    6.00
      Enterprise Banking, N.A.                    11,817,715   10.45       4,524,860    4.00       6,787,289    6.00

   Tier 1 Capital (to average assets)
      Enterbank Holdings, Inc.                   $62,071,803    9.41%    $19,796,366    3.00%    $32,993,943    5.00%
      Enterprise Bank                             43,131,270    8.21      15,754,367    3.00      26,257,279    5.00
      Enterprise Banking, N.A.                    11,817,715    9.05       3,919,173    3.00       6,531,955    5.00



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

    ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock
                                      17
scenarios. At March 31, 2001, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables present the scheduled maturity of the Company's market risk sensitive instruments at March 31, 2001:

                                                                                             Beyond
                                                                                            5 Years
                                                                                             or No
                                                                                             Stated
                                 Year 1      Year 2      Year 3      Year 4      Year 5     Maturity     Total
                               ----------  ----------  ----------  ----------  ----------  ----------  ---------
ASSETS
Investment securities          $  17,202      5,727       2,039       1,992       3,515       4,950    $  35,425
Interest-bearing
   deposits                            9         --          --          --          --          --            9
Federal funds sold                38,615         --          --          --          --          --       38,615
Loans                            433,856     50,308      55,752      28,680       8,558      11,189      588,343
                               ---------     ------      ------      ------      ------      ------    ---------
Total                          $ 489,682     56,035      57,791      30,672      12,073      16,139    $ 662,392
                               =========     ======      ======      ======      ======      ======    =========

LIABILITIES
Savings, NOW, money
   market deposits             $ 337,947         --          --          --          --          --    $ 337,947
Certificates of deposit          159,470     26,018       4,951       1,096       1,384          95      193,014
Guaranteed preferred
   beneficial interests in
   EBH-subordinated
   debentures                         --         --          --          --          --      11,000       11,000
Borrowed funds                     6,014         29       4,000          45          --         867       10,955
                               ---------     ------      ------      ------      ------      ------    ---------
Total                          $ 503,431     26,047       8,951       1,141       1,384      11,962    $ 552,916
                               =========     ======      ======      ======      ======      ======    =========

                                            Average
                                            Interest
                                            Rate for
                                             Three
                                             Months
                                             Ended     Estimated
                                Carrying   March 31,      Fair
                                 Value        2001       Value
                               ---------   ---------   ---------
ASSETS
Investment securities          $  35,425     7.54%     $  35,425
Interest-earning
   deposits                            9     3.59              9
Federal funds sold                38,615     5.46         38,615
Loans                            588,343     9.23%       590,778
                               ---------               ---------
Total                          $ 662,392               $ 664,827
                               =========               =========

LIABILITIES
Savings, NOW, money
   Market deposits             $ 337,947     4.11%     $ 337,947
Certificates of deposit          193,014     6.36        194,966
Guaranteed preferred
   beneficial interests
   in EBH-subordinated
   debentures                     11,000     9.31         12,947
Borrowed funds                    10,955     5.27%        10,077
                               ---------               ---------
Total                          $ 552,916               $ 555,937
                               =========               =========


EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In September 200, the Financial Accounting Standards Board (FASB) issued
SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, whereupon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial liabilities when extinguished.

This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This Statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interests sold, if any, based on their relative fair values on the date of the transfer.

This Statement requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss, and assessment for asset impairment or increased obligation based on their fair values.

This Statement requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability, or the debtor is legally released from being the primary obligor and under the liability either judicially or by the creditor.

The implementation of this Statement did not have a material effect on the Company's consolidated financial statements.

                         PART II - OTHER INFORMATION
                         ---------------------------

                  ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits.



      Exhibit
      Number      Description
      ------      -----------

      11.1 (1)    Statement Regarding Calculation of Earnings Per Share

      27.1 (1)    Financial Data Schedule (EDGAR only)

(b). There were no forms filed on Form 8-K by the registrant during the quarter ended March 31, 2001.

[FN]

-------------------------------
(1)  Filed herewith.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 11th day of May, 2001.



                                    ENTERBANK HOLDINGS, INC.

                                    By: /s/ Fred H. Eller
                                        ----------------------------------
                                          Fred H. Eller
                                          Chief Executive Officer


                                    By: /s/ James C. Wagner
                                        ----------------------------------
                                          James C. Wagner
                                          Chief Financial Officer