Form 10-Q
period 2001-06-30
ENTERBANK HOLDINGS INC
filed 2001-08-13
CIK 1025835

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--For the quarterly period ended June 30, 2001

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

 Yes  X    No
     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 2001:

     Common Stock, $.01 par value---- 9,246,996 shares outstanding

===============================================================================

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited):

      Consolidated Balance Sheets
      At June 30, 2001 and December 31, 2000 ............................     1

      Consolidated Statements of Income
      Three Months and Six Months Ended June 30, 2001 and 2000 ..........     2

      Consolidated Statements of Comprehensive Income
      Three Months and Six Months Ended June 30, 2001 and 2000 ..........     4

      Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2001 and 2000 ...........................     5


      Notes to Consolidated Financial Statements ........................     6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    10

   Item 3. Quantitative and Qualitative Disclosures Regarding
           Market Risk ..................................................    24


PART II - OTHER INFORMATION

   Item 4. Submissions of Matters to a Vote of Security Holders .........  II-1

   Item 6.  Exhibits and Reports on Form 8-K ............................  II-2

   Signatures ...........................................................  II-3

                                 PART I - Item 1
                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)

                                                                      At June 30,      At December 31,
                 Assets                                                  2001               2000
                 ------                                              -------------     ---------------
Cash and due from banks                                              $  30,406,764     $    25,964,052
Federal funds sold                                                      36,710,151          58,302,921
Interest-bearing deposits                                                   55,379               9,397
Investments in debt and equity securities:
   Available for sale, at estimated fair value                          26,879,748          50,569,333
   Held to maturity, at amortized cost (estimated fair vale of
      $320,830 at June 30, 2001 and $519,442 at December 31, 2000)         320,134             521,280
   Federal Reserve Bank stock and
      Federal Home Loan Bank stock, at cost                              2,262,550           2,262,550
                                                                     -------------     ---------------
         Total investments in debt and equity securities                29,462,432          53,353,163
                                                                     -------------     ---------------
Loans held for sale                                                      7,347,154             945,095
Loans, less unearned loan fees                                         616,098,416         556,792,591
   Less allowance for loan losses                                        7,117,731           7,096,544
                                                                     -------------     ---------------
         Loans, net                                                    608,980,685         549,696,047
                                                                     -------------     ---------------
Other real estate owned                                                    309,000              76,680
Fixed assets, net                                                        9,498,759           8,792,020
Accrued interest receivable                                              3,434,584           4,258,710
Investment in Enterprise Merchant Banc LLC                               2,297,712           2,326,422
Investment in Enterprise Fund, L.P.                                        577,467             576,664
Goodwill                                                                 2,182,821           2,278,104
Prepaid expenses and other assets                                        5,636,077           4,359,063
                                                                     -------------     ---------------
         Total assets                                                $ 736,898,985     $   710,938,338
                                                                     =============     ===============

            Liabilities and Shareholders' Equity
            ------------------------------------
Deposits:
   Demand                                                            $ 103,438,388     $   105,649,983
   Interest-bearing transaction accounts                                47,243,888          61,314,029
   Money market accounts                                               279,904,472         271,060,782
   Savings                                                               7,484,758           7,326,217
   Certificates of deposit:
      $100,000 and over                                                 94,716,359          84,535,714
      Other                                                            115,293,793         102,550,712
                                                                     -------------     ---------------
         Total deposits                                                648,081,658         632,437,437
Guaranteed preferred beneficial interests in
      EBH-subordinated debentures                                       11,000,000          11,000,000
Federal Home Loan Bank advances                                         17,924,479           9,965,899
Federal funds purchased                                                         --           1,225,000
Accrued interest payable                                                 1,609,878           1,687,288
Accounts payable and accrued expenses                                    1,596,485           1,138,931
                                                                     -------------     ---------------
         Total liabilities                                             680,212,500         657,454,555
                                                                     -------------     ---------------
Shareholders' equity:
   Common stock, $.01 par value; authorized 20,000,000 shares;
      issued and outstanding 9,233,196 shares at  June 30, 2001,            92,332              90,725
      and 9,072,521 shares  at December 31, 2000
   Surplus                                                              36,992,005          35,840,371
   Retained earnings                                                    19,438,644          17,418,811
   Accumulated other comprehensive income                                  163,504             133,876
                                                                     -------------     ---------------
         Total shareholders' equity                                     56,686,485          53,483,783
                                                                     -------------     ---------------
         Total liabilities and shareholders' equity                  $ 736,898,985     $   710,938,338
------------------------------------------------------------------   =============     ===============
See accompanying notes to unaudited consolidated financial statements

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)

                                                   Three months ended                Six months ended
                                                        June 30,                         June 30,
                                               ---------------------------      ---------------------------
                                                  2001            2000             2001             2000
                                               ---------------------------      ---------------------------
Interest income:
   Interest and fees on loans                  $ 12,656,331   $ 12,087,774      $ 25,563,707   $ 23,153,173
   Interest on debt securities:
      Taxable                                       498,110        877,914         1,326,078      1,608,280
      Nontaxable                                      4,708          8,841            10,465         18,434
   Interest on federal funds sold                   289,963        639,853           790,935      1,370,788
   Interest on interest-bearing deposits              6,613            222             8,417            374
                                               ------------   ------------      ------------   ------------
         Total interest income                   13,455,725     13,614,604        27,699,602     26,151,049
                                               ------------   ------------      ------------   ------------
Interest expense:
   Interest-bearing transaction accounts            139,028        210,274           317,968        412,601
   Money market accounts                          2,577,273      3,130,159         5,684,595      5,854,846
   Savings                                           45,494         45,558            91,432         89,538
   Certificates of deposit:
      $100,000 and over                           1,353,268        981,884         2,741,001      1,945,648
      Other                                       1,701,913      1,796,264         3,323,608      3,554,942
   Other borrowed funds                             202,048        145,400           348,711        280,994
   Guaranteed preferred beneficial interests in
      EBH-subordinated debentures                   261,372        260,192           513,950        526,065
                                               ------------   ------------      ------------   ------------
         Total interest expense                   6,280,396      6,569,731        13,021,265     12,664,634
                                               ------------   ------------      ------------   ------------
         Net interest income                      7,175,329      7,044,873        14,678,337     13,486,415
Provision for loan losses                           330,000        328,006           595,000        548,442
                                               ------------   ------------      ------------   ------------
         Net interest income after
            provision for loan losses             6,845,329      6,716,867        14,083,337     12,937,973
                                               ------------   ------------      ------------   ------------
 Noninterest income:
   Service charges on deposit accounts              313,814        290,711           613,375        594,938
   Trust and financial advisory income              316,755        209,059           569,101        306,367
   Gain on sale of trading security                       -              -                 -            500
   Other service charges and fee income              80,688        175,814           196,457        266,183
   Gains on sale of mortgage loans                  332,786        114,024           512,809        194,791
   Gains on sale of securities                       52,559              -            82,246              -
   Income (loss) from investment in Enterprise
      Merchant Banc LLC                              16,009         (6,277)          (23,709)        23,835
Income (loss) from investment in Enterprise
      Fund, L.P.                                       (286)         9,761               803         27,776
                                               ------------   ------------      ------------   ------------
         Total noninterest income                 1,112,325        793,092         1,951,082      1,414,390
                                               ------------   ------------      ------------   ------------
 Noninterest expense:
   Salaries                                       3,248,456      2,598,296         6,477,351      5,029,890
   Payroll taxes and employee benefits              719,926        554,924         1,351,730      1,106,029
   Occupancy                                        401,019        388,620           798,006        759,148
   Furniture and equipment                          165,556        197,311           461,770        384,298
   Data processing                                  321,414        187,409           538,903        354,311
   Amortization of goodwill                          47,641         47,641            95,283         95,282
   Other                                          1,183,000      1,460,488         2,565,383      2,903,882
                                               ------------   ------------      ------------   ------------
         Total noninterest expense                6,087,012      5,434,689        12,288,426     10,632,840
                                               ------------   ------------      ------------   ------------
         Income before income tax expense         1,870,642      2,075,270         3,745,993      3,719,523
 Income tax expense                                 735,405        800,704         1,450,704      1,435,764
                                               ------------   ------------      ------------   ------------
         Net income                            $  1,135,237   $  1,274,566      $  2,295,289   $  2,283,759
-----------------------------------------------============   ============      ============   ============

See accompanying notes to unaudited consolidated financial statements

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

             Consolidated Statements of Income (unaudited) continued

                                                 Three months ended              Six months ended
                                                      June 30,                       June 30,
                                             --------------------------     --------------------------
                                                 2001           2000            2001           2000
                                             --------------------------     --------------------------
Per share amounts
   Basic earnings per share                  $      0.12    $      0.14     $      0.25    $      0.26
      Basic weighted average common shares
         outstanding                           9,178,233      8,963,903       9,147,928      8,954,625

   Diluted earnings per share                $      0.12    $      0.13     $      0.24    $      0.24
      Diluted weighted average common
         shares outstanding                    9,611,136      9,674,051       9,630,369      9,675,854

----------------------------------------------
See accompanying notes to unaudited consolidated financial statements

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (unaudited)

                                                    Three months ended June 30,            Six months ended June 30,
                                                   -----------------------------        ----------------------------
                                                       2001              2000               2001             2000
                                                   -----------------------------        -----------      -----------
Net income                                         $ 1,135,237       $ 1,274,566        $ 2,295,289      $ 2,283,759
Other comprehensive income (loss), before tax:
   Realized and unrealized gain (loss)
      arising during the period, net of tax             19,062            29,650             83,910           (4,404)
   Less: reclassification adjustment for
      realized gains included in net                    34,689                 -             54,282                -
      income, net of tax
                                                   -----------       -----------        -----------      -----------
Total other comprehensive income (loss),
   net of tax                                          (15,627)           29,650             29,628           (4,404)
                                                   -----------       -----------        -----------      -----------
 Total comprehensive income                        $ 1,119,610       $ 1,304,216        $ 2,324,917      $ 2,279,355
                                                   ===========       ===========        ===========      ===========

----------------------------------------------
See accompanying notes to unaudited consolidated financial statements

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                                                     Six months ended June 30,
                                                                                     2001                 2000
                                                                                -------------        -------------
Cash flows from operating activities:
   Net income                                                                   $   2,295,289        $   2,283,759
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                768,449              637,533
         Provision for loan losses                                                    595,000              548,442
         Proceeds from sale of trading security                                             -              910,500
         Gain on sale of trading security                                                   -                 (500)
         Net accretion of debt and equity securities                                  (55,336)             (94,265)
         Gain on sale of available for sale investment securities                     (82,246)                   -
         Gain on investment in Enterprise Fund, L.P.                                     (803)             (27,776)
         Loss (gain) on investment in Enterprise Merchant Banc, L.L.C.                 23,709              (23,835)
         Mortgage loans originated                                                (46,341,528)         (19,894,466)
         Proceeds from mortgage loans sold                                         40,452,278           16,572,902
         Gain on sale on mortgage loans                                              (512,809)            (194,791)
         Noncash compensation expense attributed to stock option grants                99,205               80,074
         Decrease (increase) in accrued interest receivable                           824,126             (181,430)
         (Decrease) increase in accrued interest payable                              (77,410)             130,294
         Other, net                                                                  (802,362)            (833,163)
                                                                                -------------        -------------
            Net cash used in operating activities                                  (2,814,438)             (86,722)
                                                                                -------------        -------------
Cash flows from investing activities:
   Increase in interest-bearing deposits                                              (45,982)             (22,921)
   Purchases of available for sale debt securities                                (10,143,108)         (18,629,830)
   Purchases of available for sale equity securities                                        -             (332,200)
   Purchase of held to maturity debt securities                                      (101,195)                   -
   Proceeds from sale of available for sale debt and equity securities              2,517,209                    -
   Proceeds from maturities and principal paydowns on available-for-sale debt
      and equity securities                                                        31,505,215            5,089,331
   Proceeds from maturities and principal paydowns on held to maturity debt
      securities                                                                      300,000              150,000
   Proceeds from sale of other real estate                                                  -               30,000
   Net increase in loans                                                          (60,156,694)         (37,797,521)
   Recoveries of loans previously charged off                                          44,736               12,580
   Proceeds from sale of fixed assets                                                  15,300                    -
   Purchases of fixed assets                                                       (1,392,482)            (733,604)
   Investment in Enterprise Merchant Banc LLC                                         (35,000)          (1,566,438)
                                                                                -------------        -------------
            Net cash used in investing activities                                 (37,492,001)         (53,800,603)
                                                                                -------------        -------------
Cash flows from financing activities:
   Net (decrease) increase in non-interest bearing deposit accounts                (2,211,595)           4,889,410
   Net increase in interest bearing deposit accounts                               17,855,816           40,700,774
   Decrease in federal funds purchased                                             (1,225,000)          (1,300,000)
   Paydowns of Federal Home Loan Bank advances                                        (41,420)          (1,100,153)
   Proceeds from borrowings of Federal Home Loan Bank advances                      8,000,000                    -
   Cash dividends paid                                                               (275,456)            (179,075)
   Proceeds from the exercise of common stock options                               1,054,036              156,461
                                                                                -------------        -------------
            Net cash provided by financing activities                              23,156,381           43,167,417
                                                                                -------------        -------------
            Net decrease in cash and cash equivalents                             (17,150,058)         (10,719,908)
Cash and cash equivalents, beginning of year                                       84,266,973           74,179,316
                                                                                -------------        -------------
Cash and cash equivalents, end of year                                          $  67,116,915        $  63,459,408
                                                                                =============        =============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                  $  13,098,675        $  12,534,340
      Income taxes                                                                  3,389,300            2,724,952
                                                                                =============        =============
   Noncash transactions:
      Loans made to facilitate sale of other real estate owned                         28,680
      Retirement of treasury stock                                                          -              390,000
                                                                                =============        =============

------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company" or "Enterbank") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. The consolidated financial statements include the accounts of Enterbank Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 2000 have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2) Segment Disclosure

     To help the Company more effectively manage the geographic areas in which it operates, management has taken a regional management approach. The different geographic regions in which we operate are evaluated separately on their individual performance, as well as their contribution to the Company as a whole. The corporate, other and intercompany reclassifications includes the holding company, merchant banking activities, trust preferred securities activities and intercompany eliminations and reclassifications. The Company incurs general corporate expenses and owns Enterprise Bank in Missouri, Enterprise Banking, N.A. in Kansas, and Enterprise Merchant Banc, Inc. Enterprise Merchant Banc, Inc. offers merchant banking and venture capital services through its investment in Enterprise Merchant Banc, LLC. The majority of the activity for the Kansas Region occurs in Enterprise Banking, N.A., while the majority of the activity for the St. Louis Region occurs in Enterprise Bank. The Banks provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include commercial, individual, agricultural, real estate construction and development, commercial and residential real estate, consumer, and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, trust and financial advisory services, and cash management services. The revenues generated by each business segment consist primarily of interest income generated from the loan and investment security portfolios, and service charges and fees generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the subsidiary banks. The St. Louis Region includes Enterprise Trust, which provides trust and financial advisory services.

The following are the financial results and balance sheet information for the Company's operating segments as of and for the six month periods ended June 30, 2001 and 2000 (unaudited):

                                                                   Corporate, other
                                     St. Louis        Kansas       and intercompany
Balance sheet information:            Region          Region       reclassifications          Total
                                  -------------   -------------    -----------------    -------------
June 30, 2001
-----------------------

Investment securities             $  14,563,701   $  14,898,731    $               -    $  29,462,432

Loans, less unearned loan fees      493,640,397     122,458,019                    -      616,098,416

Total assets                        570,805,573     160,645,939            5,447,473      736,898,985

Deposits                            509,834,546     139,135,644             (888,532)     648,081,658

Shareholders' equity                 46,697,574      14,508,752           (4,519,841)      56,686,485
                                  =============   =============    =================    =============


June 30, 2000
-------------------

Investment securities             $  39,519,394   $  19,056,595    $               -    $  58,575,989

Loans, less unearned loan fees      415,626,184     102,988,453                    -      518,614,637

Total assets                        522,038,950     132,459,636            5,565,392      660,063,978

Deposits                            473,961,148     115,408,806           (1,451,143)     587,918,811

Shareholders' equity                 39,727,390      13,290,699           (3,717,752)      49,300,337
                                  =============   =============    =================    =============

                                                                         Corporate, other,
                                              St. Louis       Kansas     and intercompany
Income statement information:                  Region         Region     reclassifications        Total
                                            ------------   -----------   -----------------    ------------
Three months ended June 30, 2001
---------------------------------------
Interest income                             $ 10,671,521   $ 2,784,204   $               -    $ 13,455,725
Interest expense                               4,669,629     1,349,396             261,371       6,280,396
                                            ------------   -----------   -----------------    ------------
Net interest income                            6,001,892     1,434,808            (261,371)      7,175,329
Provision for loan losses                        305,000        25,000                   -         330,000
Noninterest income                               903,702       232,900             (24,277)      1,112,325
Noninterest expense                            4,438,653     1,401,632             246,727       6,087,012
                                            ------------   -----------   -----------------    ------------
Income (loss) before income tax expense        2,161,941       241,076            (532,375)      1,870,642
Income tax expense (benefit)                     864,047        91,575            (220,217)        735,405
                                            ------------   -----------   -----------------    ------------
Net income (loss)                           $  1,297,894   $   149,501   $        (312,158)   $  1,135,237
                                            ============   ===========   =================    ============

Three months ended June 30, 2000
---------------------------------------
Interest income                             $ 10,943,567   $ 2,671,037   $               -    $ 13,614,604
Interest expense                               5,119,838     1,191,560             258,333       6,569,731
                                            ------------   -----------   -----------------    ------------
Net interest income                            5,823,729     1,479,477            (258,333)      7,044,873
Provision for loan losses                        253,006        75,000                   -         328,006
Noninterest income                               518,318       208,286              66,488         793,092
Noninterest expense                            3,709,713     1,037,688             687,288       5,434,689
                                            ------------   -----------   -----------------    ------------
Income (loss) before income tax expense        2,379,328       575,075            (879,133)      2,075,270
Income tax expense (benefit)                     890,523       196,223            (286,042)        800,704
                                            ------------   -----------   -----------------    ------------
Net income (loss)                           $  1,488,805   $   378,852   $        (593,091)   $  1,274,566
                                            ============   ===========   =================    ============

Six months ended June 30, 2001
---------------------------------------
Interest income                             $ 22,090,058   $ 5,609,544   $               -    $ 27,699,602
Interest expense                               9,805,431     2,703,160             512,674      13,021,265
                                            ------------   -----------   -----------------    ------------
Net interest income                           12,284,627     2,906,384            (512,674)     14,678,337
Provision for loan losses                        500,000        95,000                   -         595,000
Noninterest income                             1,554,555       419,433             (22,906)      1,951,082
Noninterest expense                            8,905,160     2,727,017             656,249      12,288,426
                                            ------------   -----------   -----------------    ------------
Income (loss) before income tax expense        4,434,022       503,800          (1,191,829)      3,745,993
Income tax expense (benefit)                   1,732,549       189,533            (471,378)      1,450,704
                                            ------------   -----------   -----------------    ------------
Net income (loss)                           $  2,701,473   $   314,267   $        (720,451)   $  2,295,289
                                            ============   ===========   =================    ============

Six months ended June 30, 2000
---------------------------------------
Interest income                             $ 21,010,302   $ 5,140,747   $               -    $ 26,151,049
Interest expense                               9,850,061     2,293,558             521,015      12,664,634
                                            ------------   -----------   -----------------    ------------
Net interest income                           11,160,241     2,847,189            (521,015)     13,486,415
Provision for loan losses                        398,442       150,000                   -         548,442
Noninterest income                               900,916       390,267             123,207       1,414,390
Noninterest expense                            7,336,093     2,029,512           1,267,235      10,632,840
                                            ------------   -----------   -----------------    ------------
Income (loss) before income tax expense        4,326,622     1,057,944          (1,665,043)      3,719,523
Income tax expense (benefit)                   1,612,895       359,457            (536,588)      1,435,764
                                            ------------   -----------   -----------------    ------------
Net income (loss)                           $  2,713,727   $   698,487   $      (1,128,455)   $  2,283,759
                                            ============   ===========   =================    ============

The St. Louis Region provided approximately 80% of the loans, deposits, and assets for the Company as of June 30, 2001 and 2000. During the same periods, the Kansas Region provided approximately 20% of the loans, deposits and assets for the Company. In the St. Louis Region, loans increased $78 million, or 19%, while loans in the Kansas Region increased $19 million, or 19%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Assets and deposits increased 9% and 8% in the St. Louis Region, respectively, and 21% in the Kansas Region for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase in loans and deposits is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. Investment securities in the St. Louis Region decreased $25 million, or 63%, while investment securities decreased $4 million, or 22%, in the Kansas Region for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease in investment securities in both regions was the result of liquidity needs for loan growth as the Company used the funds from matured investment securities to fund new loans.

St. Louis Region interest income decreased $272,046, or 2%, while interest expense decreased $450,209, or 9%, for the three month period ended June 30, 2001 compared to the same period ended June 30, 2000. St. Louis Region net interest income increased $178,163, or 3%, during the three months ended June 30, 2001 as compared to the same period in 2000. The decrease in interest income and interest expense is a result of a dramatic decline in the interest rate environment since December 2000. The Kansas Region experienced a $113,167, or 4%, increase in interest income and a $157,836, or 13%, increase in interest expense during the three month period ended June 30, 2001 compared to the same period in 2000. The increase in interest income and interest expense is a result of an increase in average balances outstanding in interest-earning assets and interest-bearing liabilities offset by a dramatic decline in the interest rate environment since December 20000. The increase in interest expense resulted in a $44,669 decrease in the net interest income in the Kansas Region, during the three months ended June 30, 2001 as compared to the same period in 2000. Noninterest income increased $385,384, or 74%, in the St. Louis Region as a result of increased activity in the trust and financial advisory services and gain on the sale of mortgage loans during the three months ended June 30, 2001 as compared to the same period in 2000. The Company made significant investments in personnel and technology in the Kansas Region which resulted in a $363,944, or 35%, increase in noninterest expense during the three months ended June 30, 2001 as compared to the same period in 2000. The $728,940, or 20%, increase in noninterest expense in the St. Louis Region was the result of the addition of resources and infrastructure for continued growth during the three months ended June 30, 2001 as compared to the same period in 2000. Noninterest expense was $246,727 for Corporate, other, and intercompany reclassification segment for the three months ended June 30, 2001, a $440,561, or 64%, decrease as compared to the same period in 2000, due to the fact that, during the three months ended June 30, 2000, the Corporate, other, and intercompany reclassification segment expensed approximately $450,000 in legal, accounting, travel, and other costs related to the merger completed in June 2000.

Interest income increased $1,079,756, or 5%, while interest expense decreased $44,630, or 0.5% resulting in an increase in net interest income of $1,124,386 or 10%, for the St. Louis Region for the six months ended June 30, 2001 as compared to the same period in 2000. The increase in interest income is a result of an increase in average balances outstanding in interest-earning assets offset by a dramatic decline in the interest rate environment. The decrease in interest expense is a result of a dramatic decline in the interest rate environment since December 2000. During the same period, the Kansas Region experienced an increase of $468,797, or 9%, and $409,602, or 18%, in interest income and expense, respectively. The increase in interest income and interest expense is a result of an increase in average balances outstanding in interest-earning assets and interest-bearing liabilities offset by a dramatic decline in the interest rate environment since December 2000. These increases resulted in an increase of $59,195, or 2%, in net interest income for the Kansas Region. Noninterest income increased $653,639, or 73%, in the St. Louis Region as a result of increased activity in the trust and financial advisory services and gains on the sale of mortgage loans during the six months ended June 30, 2001 as compared to the same period in 2000. The Company made significant investments in personnel and technology in the Kansas Region which resulted in a $697,505, or 34%, increase in noninterest expense during the six months ended June 30, 2001 as compared to the same period in 2000. The $1,569,067, or 21%, increase in noninterest expense in the St. Louis Region was the result of the addition of resources and infrastructure for continued growth during the six months ended June 30, 2001 as compared to the same period in 2000. Noninterest expense was $656,249 and $1,267,235 at the Corporate, other, and intercompany reclassification segment for the six months ended June 30, 2001 and 2000, respectively. The $610,986, or 48%, decrease in noninterest expense is a result of approximately $450,000 in legal, accounting, travel, and other expenses related to the merger completed in June 2000 and a concerted effort by management to decrease corporate expenses.

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

                                  Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and six month periods ended June 30, 2001 compared to the three and six month periods ended June 30, 2000 and the year ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                               Financial Condition

Total assets at June 30, 2001 were $737 million, an increase of $26 million, or 4%, over total assets of $711 million at December 31, 2000. Loans and leases, net of unearned loan fees, were $616 million, an increase of $59 million, or 11%, over total loans and leases of $557 million at December 31, 2000. The increase in loans is in part attributed to the Company's investment in additional business development officers and the success of these officers' efforts. Federal funds sold and investment securities were $66 million, a decrease of $46 million, or 41%, from total federal funds sold and investment securities of $112 million at December 31, 2000. The decrease resulted primarily from the shift in earning assets from short-term investments to loans during the first six months of 2001.

Total deposits at June 30, 2001 were $648 million, an increase of $16 million, or 3%, over total deposits of $632 million at December 31, 2000.

Total shareholders' equity at June 30, 2001 was $57 million, an increase of $4 million, or 6%, over total shareholders' equity of $53 million at December 31, 2000. The increase in equity is due to net income of $2.3 million for the six months ended June 30, 2001, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

Results of Operations

Net income was $1,135,237 for the three month period ended June 30, 2001, a decrease of 11% compared to net income of $1,274,566 for the same period in 2000. Net income was $2,295,289 for the six month period ended June 30, 2001, an increase of 0.5% over net income of $2,283,759 for the same period in 2000. The decrease in net income for the three months ended June 30, 2001 is attributable to a decrease in the net interest income as a result of a dramatic decline in the interest rate environment since December 2000 and an increase in noninterest expense offset by an increase in noninterest income. Basic earnings per share for the three month periods ended June 30, 2001 and 2000 was $0.12 and $0.14, respectively. Diluted earnings per share for the three month periods ended June 30, 2001 and 2000 were $0.12 and $0.13, respectively. Basic earnings per share for the six month periods ended June 30, 2001 and 2000 were $0.25 and $0.26, respectively. Diluted earnings per share for the six month periods ended June 30, 2001 and 2000 were $0.24 and $0.24, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $7.2 million, or 4.30%, of average interest-earning assets, for the three months ended June 30, 2001, compared to $7.1 million, or 4.64%, of average earning assets, for the same period in 2000. The $113,000 increase in net interest income for the three months ended June 30, 2001 as compared to the same period in 2000 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the three months ended June 30, 2001 were $672 million, a $59 million, or 9%, increase over $613 million, during the same period in 2000. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average interest-earning assets decreased to 8.05% for the three month period ended June 30, 2001 compared to 8.92% for the three month period ended June 30, 2000. The decrease in asset yield was primarily due to a 275 basis point decrease in the prime rate since December 2000 and a general decrease in the average yield on fixed rate loans and investment securities. Average interest-bearing liabilities increased to $560 million for the three months ended June 30, 2001 from $517 million for the same period in 2000. The increase in interest-bearing transaction accounts, money market accounts and certificates of deposit is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 4.50% for the three months ended June 30, 2001 compared to 5.11% for the same period in 2000. This decrease is attributed mainly to declines in market interest rates for all sources of funding.

We expect continued pressure on our interest rate spreads and net interest rate margin for the third quarter as declines in the prime rate late in the second quarter are absorbed, assuming the prime rate stabilizes at its current level, continued repricing of our funding sources over the next six months should offset some of this negative impact on asset yields. In addition, loan volume growth should continue and, with existing volumes, should result in greater net interest income for the second half of the year.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting interest spread and net interest rate margin for the three month periods ended June 30, 2001 and 2000:

                                                                           Three Months Ended June 30,
                                                  ----------------------------------------------------------------------------
                                                                  2001                                   2000
                                                  -------------------------------------  -------------------------------------
                                                            Percent   Interest  Average            Percent   Interest  Average
                                                  Average   of Total  Income/   Yield/   Average   of Total  Income/    Yield/
                                                  Balance    Assets   Expense    Rate    Balance   Assets    Expense     Rate
                                                  --------  --------  --------  -------  --------  --------  --------  -------
Assets                                                                      (Dollars in Thousands)
Interest-earning assets:
  Loans (1) (2)                                   $610,342   85.91%   $12,675    8.33%   $513,600    79.51%   $12,123   9.49%
  Taxable investments in debt securities            32,934    4.64        498    6.07      57,409     8.89        878   6.15
  Non-taxable investments in debt securities (2)       350    0.05          7    8.18         679     0.11         13   7.93
  Federal funds sold                                27,252    3.84        290    4.27      41,676     6.45        640   6.17
  Interest-bearing deposits                            717    0.10          7    3.70          22        -          -   4.03
                                                  --------   -----    -------            --------    -----    -------
Total interest-earning assets                      671,595   94.54    $13,477    8.05%    613,386    94.96    $13,654   8.95%

Non interest-earning assets:
  Cash and due from banks                           22,934    3.22                         19,195     2.97
  Fixed assets, net                                  9,319    1.31                          8,168     1.26
  Investment in Enterprise
    Merchant Banc, LLC                               2,306    0.32                            845     0.13
  Prepaid expenses and other assets                 11,565    1.63                         11,460     1.78
  Allowance for loan losses                         (7,339)  (1.02)                        (7,105)   (1.10)
                                                  --------   -----                       --------   ------
  Total assets                                    $710,380  100.00%                      $645,949   100.00%
                                                  ========  ======                       ========   ======

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
  Interest-bearing  transaction accounts          $ 51,009    7.18%   $   139     1.09%  $ 49,304     7.63%   $   211   1.72%
  Money market accounts                            272,379   38.34      2,577     3.80    246,831    38.21      3,130   5.10
  Savings                                            7,409    1.04         46     2.46      7,097     1.10         46   2.58
  Certificates of deposit                          202,522   28.51      3,055     6.05    191,654    29.67      2,778   5.83
  Borrowed funds                                    15,767    2.22        202     5.14     11,145     1.73        145   5.25
  Guaranteed preferred beneficial interest
    in EBH-subordinated debentures                  11,000    1.55        261     9.53     11,000     1.70        260   9.51
                                                  --------   -----    -------            --------   ------    -------
Total interest-bearing liabilities                 560,086   78.84      6,280     4.50    517,031    80.04      6,570   5.11

Noninterest-bearing liabilities:
  Demand deposits                                   91,500   12.88                         77,595    12.01
  Other liabilities                                  2,701    0.38                          2,102     0.33
                                                  --------   -----                       --------    -----
  Total liabilities                                654,287   92.10                        596,728    92.38
  Shareholders' equity                              56,093    7.90                         49,221     7.62
                                                  --------   -----                       --------   ------
  Total liabilities and shareholders' equity      $710,380  100.00%                      $645,949   100.00%
                                                  ========  ======                       ========   ======

Net interest income                                                   $ 7,197                                 $ 7,084
                                                                      =======                                 =======
Net interest spread                                                                3.55                                  3.81
Net interest rate margin                                                           4.30%(3)                              4.64%(3)
                                                                                   ====                                  ====

(1) Average balances include non-accrual loans. The income on such loans is included in interest income but is recognized only upon receipt. Loan fees included in interest income are approximately $342,000 and $312,000 for the three months ended June 30, 2001 and 2000, respectively.

(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

(3) Net interest income divided by average total interest-earning assets.

Net Interest Income

Net interest income, presented on a tax equivalent basis, was $14.7 million, or 4.49% of average interest-earning assets, for the six months ended June 30, 2001, compared to $13.5 million, or 4.52% of average interest-earning assets, for the same period in 2000. The $1,220,000 increase in net interest income for the six months ended June 30, 2001 as compared to the same period in 2000 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities offset by a decrease in the interest rates of average interest earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the six months ended June 30, 2001 were $661 million, a $61 million, or 10%, increase over $600 million during the same period in 2000. The increase in interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average interest-earning assets decreased to 8.46% for the six month period ended June 30, 2001 compared to 8.76% for the same period ended June 30, 2000. The decrease in asset yield was primarily due to a 275 basis point decrease in the prime rate since December 2000 and a general decrease in the average yield on loans and investment securities. Average interest-bearing liabilities increased $45 million or 9% to $552 million, for the six months ended June 30, 2001 from $508 million for the same period in 2000. The increase in interest-bearing transaction accounts, money market accounts and certificates of deposit is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 4.76% for the six months ended June 30, 2001 compared to 5.02% for the same period in 2000. This decrease is attributed mainly to declines in market interest rates for all sources of funding.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and rate margin for the six month periods ended June 30, 2001 and 2000:

                                                                              Six Months Ended June 30,
                                                    ----------------------------------------------------------------------------
                                                                     2001                                   2000
                                                    -------------------------------------  -------------------------------------
                                                              Percent   Interest  Average            Percent   Interest  Average
                                                    Average   of Total   Income/  Yield/   Average   of Total  Income/    Yield/
                                                    Balance    Assets    Expense   Rate    Balance    Assets   Expense     Rate
                                                    --------  --------  --------  -------  --------  --------  --------  -------
Assets                                                                         (Dollars in Thousands)
  Interest-earning assets:
  Loans (1) (2)                                     $589,384    84.30%   $25,602   8.76%   $500,108  $ 79.05%  $23,160    9.31%
  Taxable investments in debt securities              38,699     5.53      1,326   6.91      52,697     8.33     1,608    6.14
  Nonb-taxable investments in debt securities (2)        409     0.06         16   7.82         735     0.12        28    7.64
  Federal funds sold                                  32,218     4.61        791   4.95      46,935     7.42     1,371    5.87
  Interest-earning deposits                              461     0.07          8   3.68          18        -         -    4.13
                                                    --------   ------    -------           --------  -------   -------
Total interest-earning assets                        661,171    94.57     27,743   8.46%    600,493    94.92   $26,167    8.76%
Noninterest-earning assets:
  Cash and due from banks                             22,524     3.22                        19,216     3.04
  Minority interest in EMB LLC                         2,285     0.33                             -        -
  Office equipment and leasehold improvements          9,107     1.30                         8,163     1.29
  Prepaid expenses and other assets                   11,301     1.61                        11,609     1.84
  Allowance for possible loan losses                  (7,282)   (1.03)                       (6,871)   (1.09)
                                                    --------   ------                      --------  -------
  Total assets                                      $699,106   100.00%                     $632,610   100.00%
                                                    ========   ======                      ========  =======

Liabilities and Shareholders' Equity
------------------------------------
Interest-bearing liabilities
  Interest-bearing accounts                         $ 52,392     7.49%   $   318   1.22%   $ 48,245     7.63%  $   412   $1.72%
  Money market accounts                              269,885    38.60      5,684   4.25     237,789    37.59     5,855    4.95
  Savings                                              7,316     1.05         91   2.52       6,960     1.10        90    2.59
  Certificates of deposit                            197,182    28.20      6,065   6.20     192,981    30.51     5,501    5.73
  Borrowed funds                                      13,771     1.97        349   5.11      10,858     1.72       281    5.20
  Guaranteed preferred beneficial interests
    in EBH-subordinated debentures                    11,000     1.57        514   9.42      11,000     1.73       526    9.62
                                                    --------   ------    -------           --------  -------   -------
Total interest-bearing liabilities                   551,546    78.88     13,021   4.76     507,833    80.28   $12,665    5.02
Noninterest-bearing liabilities
  Demand deposits                                     89,353    12.79                        74,354    11.75
  Other liabilities                                    2,784     0.40                         1,691     0.27
                                                    --------   ------                      --------  -------
  Total liabilities                                  643,683    92.07                       583,878    92.30
  Shareholders' equity                                55,423     7.93                        48,732     7.70
                                                    --------   ------                      --------  -------
  Total liabilities and shareholders' equity        $699,106   100.00%                     $633,610   100.00%
                                                    ========   ======                      ========  =======
Net interest income                                                      $14,722                               $13,502
                                                                         =======                               =======
Net interest spread                                                                3.70                                   3.74

Net interest rate margin                                                           4.49%(3)                               4.52%(3)
                                                                                   ====                                   ====

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
     Loan fees included in interest income are approximately $690,000 and $604,000 for 2001 and 2000, respectively.
(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3)  Net interest income divided by average total interest-earning assets.

During the three months ended June 30, 2001, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $7,005,000. Interest income decreased $7,182,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and borrowed funds resulted in an increase in interest expense of $1,993,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $2,283,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended June 30, 2001 as compared to the same period in 2000 was a decrease in interest income of $177,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $290,000.

During the six months ended June 30, 2001 as compared to the same period in 2000, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $4,824,000, partially offset by a decrease of $3,248,000 due to a decrease in interest rates on interest-earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, borrowed funds, and guaranteed preferred beneficial interests in EBH-subordinated debentures resulted in an increase in interest expense of $1,838,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $1,482,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the six months ended June 30, 2001 as compared to the same period in 2000, increased interest income by $1,576,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was an increase in interest expense of $356,000.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                                2001 Compared to 2000
                                           ----------------------------------------------------------------
                                               3 months ended June 30            6 months ended June 30
                                             Increase (Decrease) Due to        Increase (Decrease) Due to
                                           -----------------------------     --------------  --------------
                                           Volume(1)    Rate(2)     Net      Volume(1)    Rate(2)     Net
                                           ---------   --------   ------     ---------   --------   -------
                                                                (Dollars in Thousands)
Interest earned on:
   Loans (3)                               $   7,561   $ (7,009)  $  552     $   5,968   $ (3,526)  $ 2,442
   Taxable investments in debt
      and equity securities                     (369)       (11)    (380)         (743)       461      (282)
   Nontaxable investments in debt
      and equity securities(3)                    (9)         3       (6)          (14)         2       (12)
   Federal funds sold                           (185)      (165)    (350)         (387)      (193)     (580)
   Interest-earning deposits                       7          -        7            -           8         8
                                           ---------   --------   ------     ---------   --------   -------
      Total interest-earning assets        $   7,005   $ (7,182)  $ (177)    $   4,824   $ (3,248)  $ 1,576
                                           ---------   --------   ------     ---------   --------   -------

Interest paid on:
   Interest-bearing transaction accounts   $      47   $   (119)  $  (72)    $      89   $   (183)  $   (94)
   Money market accounts                       1,694     (2,247)    (553)        1,542     (1,713)     (171)
   Savings                                         8         (8)       -             7         (6)        1
   Certificates of deposit                       166        111      277           118         446      564
   Borrowed funds                                 78        (21)      57            82        (14)       68
   Guaranteed preferred beneficial
      interests in EBH-subordinated
      debentures                                   -          1        1             -        (12)      (12)
                                           ---------   --------   ------     ---------   --------   -------
      Total interest-bearing liabilities       1,993     (2,283)    (290)        1,838     (1,482)      356
                                           ---------   --------   ------     ---------   --------   -------
Net interest income (loss)                 $   5,012   $ (4,899)  $  113     $   2,986   $ (1,766)  $ 1,220
                                           =========   ========   ======     =========   ========   =======

(1)  Change in volume multiplied by yield/rate of prior period.
(2)  Change in yield/rate multiplied by volume of prior period.
(3) Nontaxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $330,000 and $595,000 for the three month and six month periods ended June 30, 2001, respectively, compared to $328,000 and $548,000 for the same periods in 2000. The Company had net chargeoffs of $574,000 for the six months ended June 30, 2001 compared to net charge offs of $61,000 during the same period ended June 30, 2000. During May 2001, the Kansas Region restructured a $1.5 million commercial loan on nonaccrual which resulted in a charge off of $270,000. This one restructured loan was approximately 44% of the charge offs during the six months ended June 30, 2001. The Kansas Region had specifically reserved for this loan relationship. Two other commercial loans were charged off for an additional amount of $287,000. These three commercial loans charged off represent 97% of the net chargeoffs during the six months ended June 30, 2001. Loan growth remained strong during the first six months of 2001. The Company increased its allowance for loan losses for the six months ended June 30, 2001 by charging $595,000 to the provision for loan losses. The increase in provision for loan losses during the first six months of 2001 as compared to the same period in 2000 was due to an increase in loans outstanding and an increase of $591,000 in nonperforming loans. A commercial loan in the St. Louis Region with a principal balance of $597,000 was added to nonaccrual during June 2001 which accounted for 87% of the increase in nonperforming loans. The loan was subsequently paid off during July 2001.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2001            2000
                                                      --------        ---------
                                                        (Dollars in Thousands)
Allowance at beginning of year                        $   7,097       $   6,758
Loans charged off:
   Commercial and industrial                                162              64
   Real estate:
      Commercial                                            270               -
      Construction                                            -               -
      Residential                                           165               -
   Consumer and other                                        22              10
                                                      ---------       ---------
  Total loans charged off                                   619              74
                                                      ---------       ---------
Recoveries of loans previously charged off:
   Commercial and industrial                                 11               4
   Real estate:
      Commercial                                             25               3
      Construction                                            -               -
      Residential                                             6               1
   Consumer and other                                         3               5
                                                      ---------       ---------
   Total recoveries of loans previously charged off          45              13
                                                      ---------       ---------
Net loans charged off                                       574              61
                                                      ---------       ---------
Provision charged to operations                             595             548
                                                      ---------       ---------
Allowance at end of period                            $   7,118       $   7,245
                                                      =========       =========
Average loans                                         $ 589,384       $ 500,108
Ending total loans, less unearned loan fees           $ 616,098       $ 518,615
Ending nonperforming loans                            $   2,692       $   2,101
Net charge offs to average loans (annualized)             0.20%           0.02%
Allowance for loan losses to total loans                  1.16%           1.40%

                                       16

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

Adversely rated credits, including loans requiring close monitoring, which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every six months, which are then discussed in formal meetings with the loan review and credit administration staffs. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the loan review and credit administration staffs generally at the time of the formal quarterly watch list review meetings.

Each month, management prepares a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of changes in the risk profiles of the portfolios, changes in past due and non-performing loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience and from published national surveys of norms in the industry. The calculated allowance for loan losses required for the portfolios are then compared to the actual allowance balances to determine the provision necessary to maintain the allowance for loan losses at an appropriate level. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table provided in the most recent form 10-K. The Company does not have a material amount of interest-bearing assets which would have been included in non-accrual, past due or restructured loans if such assets were loans.

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:


                                                    June 30,       December 31,
                                                      2001              2000
                                                    ---------      ------------
                                                       (Dollars in Thousands)
Non-accrual loans                                   $   1,109      $      1,798
Loans past due 90 days or more
   and still accruing interest                            321               207
Restructured loans                                      1,262                 -
                                                    ---------      ------------
     Total nonperforming loans                          2,692             2,005
Foreclosed property                                       309                77
                                                    ---------      ------------
Total non-performing assets                         $   3,001      $      2,082
                                                    =========      ============

Total assets                                        $ 736,899      $    710,938
Total loans, less unearned loan fees                $ 616,098      $    556,793
Total loans plus foreclosed property                $ 616,407      $    556,870

Nonperforming loans to loans                            0.44%             0.36%
Nonperforming assets to loans plus
     foreclosed property                                0.49%             0.37%
Nonperforming assets to total assets                    0.41%             0.29%

Noninterest Income

Noninterest income was $1,112,325 and $1,951,082 for the three month and six month periods ended June 30, 2001, respectively, compared to $793,092 and $1,414,390 for the same periods in 2000. The increases are primarily attributed to increases in trust and financial advisory income and increases in the gain on the sale of mortgage loans. Trust and financial advisory income was $316,755 and $569,101 for the three month and six month periods ended June 30, 2001, respectively, as compared to $209,059 and $306,367 for the same periods in 2000. The increases in fees were the result of increased transaction-based fees and assets under management in Enterprise Trust. Management expects fee growth to continue throughout 2001. The gains on the sale of mortgage loans were $332,786 and $512,809 for the three month and six month periods ended June 30, 2001, respectively, as compared to $114,024 and $194,791 for the same periods in 2000. The increases in these gains were due to a dramatic decrease in interest rates during the first six months of 2001, which spurred residential mortgage loan refinancing and an increase in loan sales. Approximately 65% of the mortgage gains were the result of refinanced loans. The Company generally sells its mortgage loans and the related servicing rights to various third party investors. The gains on sale of investment securities were $52,559 and $82,246 for the three month and six month periods ended June 30, 2001 as compared to no gains during the same periods in 2000. The Company sold three investment securities during the first six months of 2001 for liquidity purposes. These increases were slightly offset by decreases in income from the Company's investment in Enterprise Merchant Banc, LLC and the gain on investment in Enterprise Fund, L.P. during the six month period ended June 30, 2001 as compared to the same period in 2000. Both of these decreases were a result of decreased fee income in these businesses during 2001 as compared to 2000.

Noninterest Expense

Noninterest expense was $6.1 million and $12.3 million for the three month and six month periods ended June 30, 2001, respectively, compared to $5.4 million and $10.6 million for the same periods in 2000. The increases in noninterest expenses were primarily due to: 1) the investment in several new business development officers in the St. Louis Region and additional management in the Kansas Region; 2) increased commission-based activity and backroom processing growth in financial advisory services; and 3) normal increases associated with continued growth. The Company recently implemented an Internet banking product and check imaging system to enhance customer service. Both programs increased noninterest expense during 2001. In addition, the Company expanded its computer and data processing infrastructure for the additional Kansas locations and communication between the regions, which also increased expenses. Other noninterest expense was $1,183,000 and $2,565,383 for the three month and six month periods ended June 30, 2001, respectively, a decrease of $277,488, or 19%, and $338,499 or 12%, compared to the three month and six month periods ended June 30, 2000. These decreases are attributed to a concerted effort by the Company's management to reduce expenses and the elimination of corporate merger related expenses. During the three months ended June 30, 2000 the Company expensed approximately $450,000 in legal, accounting, travel and other costs related to the merger completed in June 2000.

Liquidity and Interest Rate Sensitivity

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in loan and investment portfolios, and amortization of term loans, along with deposit inflows, proceeds from borrowings and retained earnings. The Company utilizes key liquidity indicators including, but not limited to the loan to deposit ratio, federal funds sold, short-term investment balances and Federal Home Loan Bank advances. At June 30, 2001 the loan to deposit ratio was 95%, as compared to 88% at December 31, 2000. Federal funds sold and investment securities were $66 million at June 30, 2001 as compared to $112 million at December 31, 2000. During the six months ended June 30, 2001, the Company experienced loan growth of $59 million and deposit growth of $16 million. This decreased the Company's liquidity position resulted in the utilization of maturing investment securities and federal funds sold balances for loans. The Company increased its Federal Home Loan Bank advances to $18 million at June 30, 2001 from $10 million at December 31, 2000. Based upon historical trends, the second half of 2001 should be better for deposit growth, which should help the Company's current liquidity position.

The Company closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of June 30, the Company has over $64 million available from the Federal Home Loan Bank of Des Moines under a blanket pledge and $12 million from the Federal Reserve under a pledged loan agreement. The Company also has access to over $36 million in overnight federal funds purchased from various banking institutions. Finally, the Company has a $5 million unsecured line of credit from Jefferson Bank and Trust. There were no amounts outstanding under the line of credit at June 30, 2001.

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income. For further discussion, see Item 3 on page 24.

Capital Adequacy

Enterbank Holdings, Inc, Enterprise Bank and Enterprise Banking, N.A. are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory frame work for prompt corrective action, Enterbank Holdings, Inc, Enterprise Bank, and Enterprise Banking,

N.A. must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require Enterbank Holdings, Inc, Enterprise Bank and Enterprise Banking, N.A. to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2001, that Enterbank Holdings, Inc, Enterprise Bank and Enterprise Banking, N.A. were each well capitalized.

As of June 30, 2001, the most recent notification from the Company's primary regulator categorized Enterbank Holdings, Inc, Enterprise Bank and Enterprise Banking, N.A. as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Enterbank Holdings, Inc, Enterprise Bank, and Enterprise Banking, N.A. must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

At June 30, 2001 and December 31, 2000, Enterbank Holdings, Inc, Enterprise Bank, and Enterprise Banking, N.A. required and actual capital ratios were as follows:

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                             For Capital             Prompt Corrective
                                                      Actual              Adequacy Purposes          Action Provisions
                                              ---------------------     ---------------------      --------------------
                                                 Amount       Ratio        Amount       Ratio         Amount      Ratio
                                              ------------    -----     ------------    -----      -----------    -----
At June 30, 2001:
----------------
   Total Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $ 72,457,891    11.52%    $ 50,326,370     8.00%     $ 62,907,963   10.00%
       Enterprise Bank                          51,861,907    10.39       39,938,439     8.00        49,923,049   10.00
       Enterprise Banking, N.A.                 13,809,917    10.93       10,104,497     8.00        12,630,621   10.00
   Tier I Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $ 65,340,160    10.39%    $ 25,163,185     4.00%     $ 37,744,778    6.00%
       Enterprise Bank                          46,632,744     9.34       19,969,219     4.00        29,953,829    6.00
       Enterprise Banking, N.A                  12,227,265     9.68        5,052,248     4.00         7,578,372    6.00
   Tier I Capital (to Average Assets)
       Enterbank Holdings, Inc.               $ 65,340,160     9.23%    $ 21,245,922     3.00%     $ 35,409,869    5.00%
       Enterprise Bank                          46,632,744     8.39       16,677,452     3.00        27,795,754    5.00
       Enterprise Banking, N.A.                 12,227,265     8.29        4,423,062     3.00         7,371,771    5.00

At December 31, 2000:
--------------------
   Total Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $ 69,043,524    11.79%    $ 46,859,325     8.00%     $ 58,574,157   10.00%
       Enterprise Bank                          47,996,270    10.27       37,397,138     8.00        46,746,422   10.00
       Enterprise Banking, N.A.                 13,209,043    11.68        9,049,719     8.00        11,312,149   10.00
   Tier I Capital (to Risk Weighted Assets)
       Enterbank Holdings, Inc.               $ 62,071,803    10.60%    $ 23,429,663     4.00%     $ 35,144,494    6.00%
       Enterprise Bank                          43,131,270     9.23       18,698,569     4.00        28,047,853    6.00
       Enterprise Banking, N.A.                 11,817,715    10.45        4,524,860     4.00         6,787,289    6.00
   Tier I Capital (to Average Assets)
       Enterbank Holdings, Inc.               $ 62,071,803     9.41%    $ 19,796,366     3.00%     $ 32,993,943    5.00%
       Enterprise Bank                          43,131,270     8.21       15,754,367     3.00        26,257,279    5.00
       Enterprise Banking, N.A.                 11,817,715     9.05        3,919,173     3.00         6,531,955    5.00


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

Effect of Implementing Recently Issued Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, whereupon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This Statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interests sold, if any, based on their relative fair values on the date of the transfer. This Statement requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss, and assessment for asset impairment or increased obligation based on their fair values. This Statement requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability, or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. The implementation of this Statement did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $2,087,538, no unamortized identifiable intangible assets, and no negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $190,567 and $95,283 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3: Quantitative and Qualitative Disclosures Regarding Market Risk

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At June 30, 2001, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

As the following table indicates, the Company is asset sensitive. In this regard, a decrease in the general level of interest rates would have a negative effect on the Company's net interest income as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities. Likewise, an increase in the general level of interest rates would have a positive effect on net interest margin. Management is aware of the consequences of being asset sensitive and will likely continue to remain asset sensitive in the future.

The following tables present the scheduled maturity of market risk sensitive instruments at June 30, 2001:

                                                                                                 Beyond 5
                                                                                               Years or No
                                                                                                  Stated
                           Year 1        Year 2        Year 3        Year 4        Year 5        Maturity         Total
                         ----------    ----------    ----------    ----------    ----------    ------------    ----------
ASSETS
Securities               $   12,262    $    1,775    $    3,092    $    3,018    $    1,535     $    7,780     $   29,462
Interest-bearing
  deposits                       55            --            --            --            --             --             55
Federal funds sold           36,710            --            --            --            --             --         36,710
Loans                       455,583        43,476        73,893        20,059        11,636         11,451        616,098
Loans held for sale           7,347            --            --            --            --             --          7,347
                         ----------    ----------    ----------    ----------    ----------     ----------     ----------
Total                    $  511,957    $   45,251    $   76,985    $   23,077    $   13,171     $   19,231     $  689,672
                         ==========    ==========    ==========    ==========    ==========     ==========     ==========

LIABILITIES

Savings, NOW, money
  market deposits        $  334,633            --            --            --            --             --     $  334,633
Certificates of
  deposit                $  171,910    $   29,740    $    6,043    $    1,672    $      645             --        210,010

Guaranteed preferred
  beneficial interest
  in EBH-subordinated
  debentures                     --            --            --            --            --         11,000         11,000
Borrowed funds                9,007           321         6,300         1,000           440            856         17,924
                         ----------    ----------    ----------    ----------    ----------     ----------     ----------
Total                    $  515,550    $   30,061    $   12,343    $    2,672    $    1,085     $   11,856     $  573,567
                         ==========    ==========    ==========    ==========    ==========     ==========     ==========


                                           Average
                                           Interest
                                           Rate for
                                          Six Months
                            Carrying         Ended          Estimated
                             Value          June 30,        Fair Value
                                             2001
                           ----------    -------------     ------------
ASSETS
Securities                  $ 29,462            6.91 %       $ 35,425
Interest-earning
  deposits                        55            3.68               55
Federal funds sold            36,710            4.95           36,710
Loans                        616,098            8.76          618,955
Loans held for sale            7,347                            7,347
                            --------                         --------
Total                       $689,672                         $698,492
                            ========                         ========

LIABILITIES
Savings, NOW, money
  market deposits           $334,633            3.73 %       $334,633
Certificates of deposit      210,010            6.20          212,282
Guaranteed preferred
  beneficial interest
  in EBH-subordinated
  debentures                  11,000            9.42           12,165
Borrowed funds                17,924            5.11           18,086
                            --------                         --------
Total                       $573,567                         $577,166
                            ========                         ========

                               PART II - Item 4:

             Submissions of Matters to a Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders of Enterbank was held on April 25, 2001. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected. There was no solicitation in opposition to management's recommendation to ratify the selection of KPMG LLP as the Company's independent auditors. There were no other matters other than those stated above, and the results of the votes are as follows:

                     PROPOSAL NO. 1: ELECTION OF DIRECTORS
                     -------------------------------------
      Director                  For            Against         Abstain
      --------                  ---            -------         -------
Fred H. Eller                6,364,174            0             3,750
Ronald E. Henges             6,099,218            0             3,750
Kevin C. Eichner             6,364,174            0             3,750
Randall D. Humphreys         6,097,746            0             5,892
Paul R. Cahn                 6,377,774            0             3,750
William B. Moskoff           6,364,174            0             3,750
Birch M. Mullins             6,364,174            0             3,750
Robert E. Saur               6,112,819            0             3,750
Paul L. Vogel                6,362,032            0             5,892
Henry D. Warshaw             6,361,284            0             3,750
James L. Wilhite             6,377,774            0             3,750
James A. Williams            6,364,174            0             3,750
Ted C. Wetterau              6,112,819            0             3,750
Robert D. Ames               6,364,174            0             3,750
Richard S. Masinton          6,364,174            0             3,750
Ted A. Murray                6,364,174            0             3,750
Jack L. Sutherland           6,364,174            0             3,750


                 PROPOSAL NO. 2: INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------------
    Accountants                 For            Against         Abstain
    -----------                 ---            -------         -------
     KPMG LLP                6,268,988         25,250          14,513

                   Item 6: Exhibits and Reports on Form 8-K

(a).  Exhibits.

      Exhibit
       Number     Description
      --------    -----------
      10.1 (1)    Amendment #1 to the Revised Customer Referral Agreement by
                  and among Enterbank Holdings, Inc., Enterprise Bank and
                  Moneta Group Investment Advisors, Inc.

      10.2 (1) Amendment #2 to the Revised Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc.

      11.1 (1)    Statement regarding computation of per share earnings


(b). During the three months ended June 30, 2001, there were no reports filed on form 8-K.


(1) Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 10th day of August 2001.

                                        ENTERBANK HOLDINGS, INC.

                                        By: /s/ Fred H. Eller
                                            ---------------------------------
                                                Fred H. Eller
                                                Chief Executive Officer


                                        By: /s/ Frank H. Sanfilippo
                                            ---------------------------------
                                                Frank H. Sanfilippo
                                                Chief Financial Officer