Form 10-Q
period 2001-09-30
ENTERBANK HOLDINGS INC
filed 2001-11-14
CIK 1025835

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934--For the quarterly period ended September 30, 2001

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

Yes   X      No
-------     ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 15, 2001:

     Common Stock, $.01 par value---- 9,254,496 shares outstanding

===============================================================================

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                          Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited):

     Consolidated Balance Sheets
     At September 30, 2001 and December 31, 2000..............................1

     Consolidated Statements of Income
     Three Months and Nine Months Ended September 30, 2001 and 2000...........2

     Consolidated Statements of Comprehensive Income
     Three Months and Nine Months Ended September 30, 2001 and 2000...........4

     Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 2001 and 2000............................5

     Notes to Unaudited Consolidated Financial Statements.....................6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................10

  Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk ...24


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................II-1

  Signatures...............................................................II-2


                                 PART I - ITEM 1
                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)


                                                                   At September 30,       At December 31,
                                                                         2001                  2000
                                                                  ------------------    ------------------
                                     Assets
                                     ------
Cash and due from banks                                           $    34,127,839       $    25,933,462
Federal funds sold                                                     70,201,888            58,302,921
  Interest-bearing deposits                                             1,337,042                39,987
  Investments in debt and equity securities:
       Available for sale, at estimated fair value                     36,481,254            50,569,333
       Held to maturity, at amortized cost                                218,317               521,280
            (estimated fair value of $219,160 at September 30,
             2001 and $519,442 at December 31, 2000)
       Other investments                                                2,262,550             2,262,550
                                                                  ------------------    ------------------
                Total investments in debt and equity securities        38,962,121            53,353,163
                                                                  ------------------    ------------------
Loans held for sale                                                     1,479,837               945,095
Loans, less unearned loan fees                                        638,658,163           556,792,591
       Less allowance for loan losses                                   7,304,509             7,096,544
                                                                  ------------------    ------------------
                Loans, net                                            631,353,654           549,696,047
                                                                  ------------------    ------------------
Other real estate owned                                                    48,000                76,680
Fixed assets, net                                                       9,778,204             8,792,020
Accrued interest receivable                                             3,562,115             4,258,710
Investment in Enterprise Merchant Banc, LLC                             2,295,137             2,326,422
Investment in Enterprise Fund, L.P.                                       583,057               576,664
Goodwill                                                                2,135,179             2,278,104
Prepaid expenses and other assets                                       7,977,851             4,359,063
                                                                  ------------------    ------------------
                Total assets                                      $   803,841,924       $   710,938,338
                                                                  ==================    ==================
                    Liabilities and Shareholders' Equity
                    ------------------------------------
  Deposits:
       Demand                                                     $   115,329,136       $   105,649,983
       Interest-bearing transaction accounts                           55,826,079            61,314,029
       Money market accounts                                          313,651,616           271,060,782
       Savings                                                          8,303,688             7,326,217
       Certificates of deposit:
            $100,000 and over                                          95,522,501            84,535,714
            Other                                                     126,362,811           102,550,712
                                                                  ------------------    ------------------
                Total deposits                                        714,995,831           632,437,437

Guaranteed preferred beneficial interests in
            EBH-subordinated debentures                                11,000,000            11,000,000
Federal Home Loan Bank advances                                        14,901,022             9,965,899
Federal funds purchased                                                        --             1,225,000
Notes payable                                                           1,500,000                    --
Accrued interest payable                                                1,498,970             1,687,288
Accounts payable and accrued expenses                                   2,084,274             1,138,931
                                                                  ------------------    ------------------
               Total liabilities                                      745,980,097           657,454,555
                                                                  ------------------    ------------------
Shareholders' equity:
       Common stock, $.01 par value; authorized
             20,000,000 shares; issued and outstanding
               9,254,496 shares at September 30, 2001 and
               9,072,521 shares at December 31, 2000                       92,545                90,725
       Surplus                                                         37,157,365            35,840,371
       Retained earnings                                               20,346,268            17,418,811
       Accumulated other comprehensive income                             265,649               133,876
                                                                  ------------------    ------------------
                Total shareholders' equity                             57,861,827            53,483,783
                                                                  ------------------    ------------------
                Total liabilities and shareholders'equity         $   803,841,924       $   710,938,338
                                                                  ==================    ==================


----------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.




                                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Income (unaudited)

                                                    Three months ended                   Nine months ended
                                                       September 30,                        September 30,
                                              ------------------------------      ------------------------------
                                                   2001            2000                 2001            2000
                                              ------------------------------      -------------------------------

 Interest income:
    Interest and fees on loans                $ 12,191,313     $ 12,759,978        $ 37,755,020     $ 35,913,151
    Interest on securities:
           Taxable                                 472,121          939,545           1,798,199        2,547,825
           Nontaxable                                4,068            8,798              14,533           27,232
    Interest on federal funds sold                 506,496          837,913           1,297,431        2,208,701
    Interest on interest-bearing deposits            6,213              553              14,630              927
                                              --------------   --------------      --------------   --------------
               Total interest income            13,180,211       14,546,787          40,879,813       40,697,836
                                              --------------   --------------      --------------   --------------
 Interest expense:
    Interest-bearing transaction accounts          138,517          202,314             477,691          614,915
    Money market accounts                        2,309,575        3,575,317           7,972,964        9,430,163
    Savings                                         40,409           46,971             131,841          136,509
    Certificates of deposit:
         $100,000 and over                       1,279,653        1,331,305           4,020,654        3,276,953
         Other                                   1,754,256        1,700,427           5,077,864        5,255,369
    Other borrowed funds                           209,567          124,460             558,278          405,454
    Guaranteed preferred beneficial interests
         in EBH-subordinated debentures            264,245          264,244             778,195          790,309
                                              --------------   --------------      --------------   --------------
               Total interest expense            5,996,222        7,245,038          19,017,487       19,909,672
                                              --------------   --------------      --------------   --------------
               Net interest income               7,183,989        7,301,749          21,862,326       20,788,164
 Provision for loan losses                         175,000          214,914             770,000          763,356
                                              --------------   --------------      --------------   --------------
               Net interest income after
                   provision for loan losses     7,008,989        7,086,835          21,092,326       20,024,808
                                              --------------   --------------      --------------   --------------
 Noninterest income:
    Service charges on deposit accounts            319,375          291,532             932,750          886,470
    Trust and financial advisory income            409,304          283,835             978,405          590,202
    Gain on sale of trading security                    --               --                  --              500
    Other service charges and fee income           119,900          261,704             316,357          527,887
    Gain on sale of other real estate               12,630               --              12,630               --
    Gains on sale of mortgage loans                348,919          158,816             861,728          353,607
    Gains on sale of securities                         --               --              82,246               --
    Income (loss) from investment in
         Enterprise Merchant Banc, LLC             (10,683)           55,813             (34,392)         79,648
    Income from investment in
         Enterprise Fund, L.P.                       5,590              326               6,393           28,102
                                              --------------   --------------      --------------   --------------
               Total noninterest income          1,205,035        1,052,026           3,156,117        2,466,416
                                              --------------   --------------      --------------   --------------
 Noninterest expense:
    Salaries                                     3,389,674        2,818,623           9,867,025        7,848,513
    Payroll taxes and employee benefits            691,218          625,193           2,042,948        1,731,222
    Occupancy                                      418,459          384,791           1,216,465        1,143,939
    Furniture and equipment                        254,629          126,795             716,399          511,093
    Data processing                                273,171          344,853             812,074          699,164
    Amortization of goodwill                        47,642           47,642             142,925          142,924
    Other                                        1,379,668        1,506,135           3,945,051        4,410,017
                                              --------------   --------------      --------------   --------------
               Total noninterest expense         6,454,461        5,854,032          18,742,887       16,486,872
                                              --------------   --------------      --------------   --------------
               Income before income tax
                   expense                       1,759,563        2,284,829           5,505,556        6,004,352
 Income tax expense                                713,120          862,400           2,163,824        2,298,164
                                              --------------   --------------      --------------   --------------
               Net income                     $  1,046,443     $  1,422,429        $  3,341,732     $  3,706,188
                                              ==============   ==============      ==============   ==============

---------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements


                               ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income (unaudited) continued


                                                    Three months ended                   Nine months ended
                                                       September 30,                       September 30,
                                              -------------------------------     -------------------------------
                                                  2001               2000             2001               2000
                                              -------------------------------     -------------------------------

Per share amounts
  Basic earnings per share                    $      0.11       $       0.16      $       0.36     $        0.41
    Basic weighted average common shares
      outstanding                               9,249,804          8,989,253         9,182,260         8,966,252


  Diluted earnings per share                  $      0.11       $       0.15      $       0.35     $        0.38
    Diluted weighted average common
      shares outstanding                        9,645,722          9,639,253         9,613,331         9,664,094

---------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements



                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (unaudited)

                                                         Three months ended                          Nine months ended
                                                            September 30,                              September 30,
                                                    --------------------------------        --------------------------------
                                                        2001             2000                  2001              2000
                                                    --------------------------------        --------------------------------

 Net income                                         $  1,046,443      $  1,422,429          $  3,341,732      $  3,706,188
 Other comprehensive income, before tax
    Realized and unrealized gain (loss)
        arising during the period, net of tax            102,145          (263,955)              186,055           178,218

    Less: reclassification adjustment for
        realized gains included in net
        income, net of tax                                    --                --                54,282                --
                                                    --------------    --------------        --------------    --------------
 Total other comprehensive income (loss),
     net of tax                                          102,145          (263,955)              131,773           178,218
                                                    --------------    --------------        --------------    --------------
 Total comprehensive income                         $  1,148,588      $  1,158,474          $  3,473,505      $  3,884,406
                                                    ==============    ==============        ==============    ==============

----------------------------------------------
See accompanying notes to unaudited consolidated financial statements


                                  ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows (unaudited)

                                                                              Nine months ended September 30,
                                                                                 2001                 2000
                                                                            ----------------    -----------------
Cash flows from operating activities:
   Net income                                                                 $   3,341,732       $    3,706,188
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            1,202,782            1,018,142
         Provision for loan losses                                                  770,000              763,356
         Proceeds from sale of trading security                                          --              910,500
         Gain on sale of trading security                                                --                 (500)
         Net accretion of debt and equity securities                                (55,312)            (201,246)
         Gain on sale of available for sale investment securities                   (82,246)                  --
         Income from investment in Enterprise Fund, L.P.                             (6,393)             (28,102)
         Loss (income) from investment in Enterprise Merchant Banc, LLC              34,392              (79,648)
         Mortgage loans originated                                              (64,257,678)         (29,391,565)
         Proceeds from mortgage loans sold                                       64,584,664           29,695,213
         Gain on sale on mortgage loans                                            (861,728)            (353,607)
         Noncash compensation expense attributed to stock option grants             145,249                   --
         Decrease (increase) in accrued interest receivable                         696,595             (715,073)
         (Decrease) increase in accrued interest payable                           (188,318)             641,989
         (Increase) in receivable from Enterprise Merchant Banc, LLC             (1,500,000)                  --
         Other, net                                                              (1,441,385)             309,818
                                                                            ----------------    -----------------
             Net cash provided by operating activities                            2,382,354            6,275,465
                                                                            ----------------    -----------------
Cash flows from investing activities:
   Increase in interest-bearing deposits                                         (1,297,055)             (13,996)
   Purchases of available for sale debt securities                              (51,486,799)         (26,041,235)
   Purchases of available for sale equity securities                                     --             (332,200)
   Purchase of held to maturity debt securities                                     101,195)                  --
   Proceeds from sale of available for sale debt and equity securities            2,517,209              804,187
   Proceeds from maturities and principal paydowns on available for
        sale debt and equity securities                                          63,375,375            7,881,860
   Proceeds from maturities and principal paydowns on held to maturity
        debt securities                                                             400,000              150,000
   Proceeds from sale of other real estate                                          313,630               30,000
   Net increase in loans                                                         82,550,389)         (54,302,209)
   Recoveries of loans previously charged off                                        98,832               55,006
   Proceeds from sale of fixed assets                                                15,300                   --
   Purchases of fixed assets                                                     (2,058,618)          (1,315,696)
   Investment in Enterprise Merchant Banc, LLC                                      (43,107)          (1,635,888)
                                                                            ----------------    -----------------
             Net cash used in investing activities                              (70,816,817)         (74,720,171)
                                                                            ----------------    -----------------
Cash flows from financing activities:
   Net increase in non-interest bearing deposit accounts                          9,679,153           11,166,606
   Net increase in interest bearing deposit accounts                             72,879,241           62,529,897
   Decrease in federal funds purchased                                           (1,225,000)          (1,300,000)
   Paydowns of Federal Home Loan Bank advances                                   (3,064,877)          (1,137,963)
   Proceeds from borrowings of Federal Home Loan Bank advances                    8,000,000                   --
   Increase in notes payable                                                      1,500,000                   --
   Cash dividends paid                                                             (414,275)            (291,857)
   Proceeds from the exercise of common stock options                             1,173,565              491,753
                                                                            ----------------    -----------------
             Net cash provided by financing activities                           88,527,807           71,458,436
                                                                            ----------------    -----------------
             Net increase in cash and cash equivalents                           20,093,344            3,013,730
Cash and cash equivalents, beginning of year                                     84,236,383           74,179,316
                                                                            ----------------    -----------------
Cash and cash equivalents, end of year                                        $ 104,329,727       $   77,193,046
                                                                            ================    =================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
         Interest                                                             $  19,205,805       $   19,267,683
         Income taxes                                                             3,218,300            3,168,194
                                                                            ================    =================
   Noncash transactions:
         Loans made to facilitate sale of other real estate owned                    28,680                   --

----------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

ENTERBANK  HOLDINGS,  INC.  AND  SUBSIDIARIES
NOTES TO  UNAUDITED  CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying  consolidated  financial  statements
     have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterbank Holdings, Inc. and subsidiaries (the "Company" or "Enterbank") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. The consolidated financial statements include the accounts of Enterbank Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the year ended December 31, 2000 have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2)  SEGMENT  DISCLOSURE

     To help the Company more effectively manage the geographic areas in which it operates, management has taken a regional management approach. The different geographic regions in which we operate are evaluated separately on their individual performance, as well as their contribution to the Company as a whole. The corporate, other, and intercompany reclassifications includes the holding company, merchant banking activities, trust preferred securities activities and intercompany eliminations and reclassifications. The Company incurs general corporate expenses and owns Enterprise Bank and Enterprise Merchant Banc, Inc. Enterprise Merchant Banc, Inc. maintains 4.9% ownership in Enterprise Merchant Banc, LLC, which offers merchant banking and venture capital services. The majority of the activity for the Company occurs in Enterprise Bank which includes the St. Louis Region and the Kansas Region. On September 28, 2001, the Company completed the merger between its two banking subsidiaries, Enterprise Bank and Enterprise Banking, N.A. with Enterprise Bank (the "Bank") being the survivor of the merger. The Bank provides similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include commercial, individual, agricultural, real estate construction and development, commercial and residential real estate, consumer, and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, trust and financial advisory services, and cash management services. The revenues generated by each business segment consist primarily of interest income generated from the loan and investment security portfolios, and service charges and fees generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas. The St. Louis Region includes Enterprise Trust, which provides trust and financial advisory services.

The following are the financial results and balance sheet information for the Company's operating segments as of and for the nine month periods ended September 30, 2001 and 2000 (unaudited):

                                                                             Corporate, other
                                      St. Louis             Kansas           and intercompany
                                        Region              Region           reclassification         Total
                                  -----------------    -----------------    -----------------   -----------------
BALANCE SHEET INFORMATION:
AT SEPTEMBER 30, 2001
----------------------------
Investment securities              $   25,257,544       $   13,704,577       $           --      $   38,962,121

Loans, less unearned loan fees        505,720,398          132,937,765                   --         638,658,163

Total assets                          630,661,760          165,941,831            7,238,333         803,841,924

Deposits                              568,559,590          146,647,606             (211,365)        714,995,831

Shareholders' equity                   48,124,417           14,756,235           (5,018,825)         57,861,827
                                  =================    =================    =================   =================



AT SEPTEMBER 30, 2000
----------------------------
Investment securities              $   44,068,130       $   18,614,420       $           --      $   62,682,550

Loans, less unearned loan fees        432,092,813          102,420,501                   --         534,513,314

Total assets                          548,818,647           37,724,238            4,149,304         690,692,189

Deposits                              498,192,992          119,414,877           (1,582,739)        616,025,130

Shareholders' equity                   41,364,274           15,011,683           (5,248,061)         51,127,896
                                  =================    =================    =================   =================




                                                                                        Corporate, other
                                                St. Louis             Kansas            and intercompany
                                                 Region               Region            reclassification           Total
                                             ----------------     ---------------      ------------------     ----------------
INCOME STATEMENT INFORMATION:
THREE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------
Interest income                                $  10,290,672        $  2,889,539         $            --         $ 13,180,211
Interest expense                                   4,384,291           1,347,686                 264,245            5,996,222
                                             ----------------     ---------------      ------------------     ----------------
Net interest income                                5,906,381           1,541,853                (264,245)           7,183,989
Provision for loan losses                            150,000              25,000                      --              175,000
Noninterest income (loss)                            957,675             252,453                  (5,093)           1,205,035
Noninterest expense                                4,515,406           1,396,651                 542,404            6,454,461
                                             ----------------     ---------------      ------------------     ----------------
Income (loss) before income tax expense            2,198,650             372,655                (811,742)           1,759,563
Income tax expense (benefit)                         857,475             141,656                (286,011)             713,120
                                             ----------------     ---------------      ------------------     ----------------
Net income (loss)                              $   1,341,175        $    230,999         $      (525,731)       $   1,046,443
                                             ================     ===============      ==================     ================


THREE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------
Interest income                                $  11,762,050        $  2,784,737         $            --        $  14,546,787
Interest expense                                   5,698,557           1,284,396                 262,085            7,245,038
                                             ----------------     ---------------      ------------------     ----------------
Net interest income                                6,063,493           1,500,341                (262,085)           7,301,749
Provision for loan losses                            159,914              55,000                      --              214,914
Noninterest income                                   633,348             180,927                 237,751            1,052,026
Noninterest expense                                4,037,567           1,216,064                 600,401            5,854,032
                                             ----------------     ---------------      ------------------     ----------------
Income (loss) before income tax expense            2,499,360             410,204                (624,735)           2,284,829
Income tax expense (benefit)                         943,043             154,198                (234,841)             862,400
                                             ----------------     ---------------      ------------------     ----------------
Net income (loss)                              $   1,556,317        $    256,006         $      (389,894)       $   1,422,429
                                             ================     ===============      ==================     ================


NINE MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------
Interest income                                $  32,380,730        $  8,499,083         $            --        $  40,879,813
Interest expense                                  14,189,722           4,050,846                 776,919           19,017,487
                                             ----------------     ---------------      ------------------     ----------------
Net interest income                               18,191,008           4,448,237                (776,919)          21,862,326
Provision for loan losses                            650,000             120,000                      --              770,000
Noninterest income (loss)                          2,512,230             671,886                 (27,999)           3,156,117
Noninterest expense                               13,420,566           4,123,668               1,198,653           18,742,887
                                             ----------------     ---------------      ------------------     ----------------
Income (loss) before income tax expense            6,632,672             876,455              (2,003,571)           5,505,556
Income tax expense  (benefit)                      2,590,024             331,189                (757,389)           2,163,824
                                             ----------------     ---------------      ------------------     ----------------
Net income (loss)                              $   4,042,648        $    545,266         $    (1,246,182)       $   3,341,732
                                             ================     ===============      ==================     ================

NINE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------
Interest income                                $  32,772,352        $  7,925,484         $            --        $  40,697,836
Interest expense                                  15,548,618           3,577,954                 783,100           19,909,672
                                             ----------------     ---------------      ------------------     ----------------
Net interest income                               17,223,734           4,347,530                (783,100)          20,788,164
Provision for loan losses                            558,356             205,000                      --              763,356
Noninterest income                                 1,534,264             571,194                 360,958            2,466,416
Noninterest expense                               11,373,660           3,245,576               1,867,636           16,486,872
                                             ----------------     ---------------      ------------------     ----------------
Income (loss) before income tax expense            6,825,982           1,468,148              (2,289,778)           6,004,352
Income tax expense (benefit)                       2,555,938             513,655                (771,429)           2,298,164
                                             ----------------     ---------------      ------------------     ----------------
Net income (loss)                              $   4,270,044        $    954,493         $    (1,518,349)       $   3,706,188
                                             ================     ===============      ==================     ================


The St. Louis Region provided approximately 80% of the loans, deposits, and assets for the Company as of September 30, 2001 and 2000. During the same periods, the Kansas Region provided approximately 20% of the loans, deposits and assets for the Company. In the St. Louis Region, loans increased $74 million, or 17%, while loans in the Kansas Region increased $31 million, or 30%, from September 30, 2000 to September 30, 2001. Assets and deposits increased 15% and 14% in the St. Louis Region, respectively, and 20% and 23%, respectively, in the Kansas Region from September 30, 2000 to September 30, 2001. The increase in loans and deposits is attributed to the continued calling efforts of the Company's relationship officers. Investment securities in the St. Louis Region decreased $19 million, or 43%, while investment securities decreased $5 million, or 26%, in the Kansas Region from September 30, 2000 to September 30, 2001. The decrease in investment securities in both regions was the result of a liquidity strategy to help facilitate and fund loan growth.

St. Louis Region's interest income decreased $1,471,378, or 13%, and interest expense decreased $1,314,266, or 23%, for the three month period ended September 30, 2001 compared to the same period ended September 30, 2000. St. Louis Region net interest income decreased $157,112, or 3%, during the three months ended September 30, 2001 as compared to the same period in 2000. The decrease in interest income and interest expense is a result of a dramatic decline in the interest rate environment since December 2000. The Kansas Region experienced a $104,802, or 4%, increase in interest income and a $63,290, or 5%, increase in interest expense during the three month period ended September 30, 2001 compared to the same period in 2000. The increase in interest income and interest expense is a result of an increase in average balances outstanding in interest-earning assets and interest-bearing liabilities partially offset by a dramatic decline in the interest rate environment since December 2000. Net interest income increased $41,512 in the Kansas Region during the three months ended September 30, 2001 as compared to the same period in 2000 or 3%. Noninterest income increased $324,327, or 51%, in the St. Louis Region as a result of increased activity in the trust and financial advisory services as well as gains on the sale of mortgage loans during the three months ended September 30, 2001 as compared to the same period in 2000. The Company made significant investments in personnel and technology in the Kansas Region which resulted in a $180,587, or 15%, increase in noninterest expense during the three months ended September 30, 2001 as compared to the same period in 2000. The $477,839, or 12%, increase in noninterest expense in the St. Louis Region was the result of the addition of resources and infrastructure for continued growth during the three months ended September 30, 2001 as compared to the same period in 2000. The corporate, other, and intercompany reclassification segment provided a $5,093 loss in the noninterest income category for the three months ended September 30, 2001, which is a $242,844 decrease as compared to the same period in 2000. This decrease is due to the recognition of a $175,000 nonrecurring merchant banking fee during the nine months ended September 30, 2000 and a decrease in merchant banking activity during 2001.


Interest income decreased $391,622, or 1%, and interest expense decreased $1,358,896, or 9%, resulting in an increase in net interest income of $967,274 or 6%, for the St. Louis Region for the nine months ended September 30, 2001 as compared to the same period in 2000. The decrease in interest income is a result of a dramatic decline in the interest rate environment offset by an increase in average balances outstanding in interest-earning assets. The decrease in interest expense is a result of a dramatic decline in the interest rate environment since December 2000 offset by an increase in average balances outstanding in interest-bearing liabilities. During the same period, the Kansas Region experienced an increase of $573,599, or 7%, and $472,892, or 13%, in interest income and expense, respectively. The increase in interest income and interest expense is a result of an increase in average balances outstanding in interest-earning assets and interest-bearing liabilities partially offset by a dramatic decline in the interest rate environment since December 2000. These increases resulted in an increase of $100,707, or 2%, in net interest income for the Kansas Region. Noninterest income increased $977,966, or 64%, in the St. Louis Region as a result of increased activity in the trust and financial advisory services as well as gains on the sale of mortgage loans during the nine months ended September 30, 2001 as compared to the same period in 2000. The Company made significant investments in personnel and technology in the Kansas Region which resulted in a $878,092, or 27%, increase in noninterest expense during the nine months ended September 30, 2001 as compared to the same period in 2000. The $2,046,906, or 18%, increase in noninterest expense in the St.Louis Region was the result of the addition of resources and infrastructure for continued growth during the nine months ended September 30, 2001 as compared to the same period in 2000. Noninterest expense was $1,198,653 and

$1,867,636 at the corporate, other, and intercompany reclassification segment for the nine months ended September 30, 2001 and 2000, respectively. The $668,983, or 36%, decrease in noninterest expense is a result of approximately $500,000 in legal, accounting, travel, and other nonrecurring expenses related to the merger completed in June 2000.


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

                                  INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and nine month periods ended September 30, 2001 compared to the three and nine month periods ended September 30, 2000 and the year ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                               FINANCIAL CONDITION

Total assets at September 30, 2001 were $804 million, an increase of $93 million, or 13%, over total assets of $711 million at December 31, 2000. Loans and leases, net of unearned loan fees, were $639 million, an increase of $82 million, or 15%, over total loans and leases of $557 million at December 31, 2000. The increase in loans is, in part, attributed to the Company's investment in additional business development officers and the success of the Company's relationship officers' efforts. Federal funds sold and investment securities were $109 million, a decrease of $3 million, or 2%, from total federal funds sold and investment securities of $112 million at December 31, 2000. The decrease resulted primarily from the shift in earning assets from short-term investments to loans during the first nine months of 2001.

Total deposits at September 30, 2001 were $715 million, an increase of $83 million, or 13%, over total deposits of $632 million at December 31, 2000. Deposit growth is attributed to direct calling efforts of relationship officers.

Total shareholders' equity at September 30, 2001 was $58 million, an increase of $5 million, or 9%, over total shareholders' equity of $53 million at December 31, 2000. The increase in equity is due to net income of $3.3 million for the nine months ended September 30, 2001, and the exercise of incentive stock options by employees and directors, less dividends paid to shareholders.

RESULTS OF OPERATIONS

Net income was $1,046,443 for the three month period ended September 30, 2001, a decrease of 26% compared to net income of $1,422,429 for the same period in 2000. Net income was $3,341,732 for the nine month period ended September 30, 2001, a decrease of 10% compared to net income of $3,706,188 for the same period in 2000. The decrease in net income for the three months ended September 30, 2001 is attributed to a decrease in the net interest margin precipitated by a dramatic decline in the interest rate environment since December 2000. Basic earnings per share for the three month periods ended September 30, 2001 and 2000 were $0.11 and $0.16, respectively. Diluted earnings per share for the three month periods ended September 30, 2001 and 2000 were $0.11 and $0.15, respectively. Basic earnings per share for the nine month periods ended September 30, 2001 and 2000 were $0.36 and $0.41, respectively. Diluted earnings per share for the nine month periods ended September 30, 2001 and 2000 were $0.35 and $0.38, respectively.

NET  INTEREST  INCOME

Net interest income (on a tax equivalent basis)was $7.2 million, or 3.97%, of average interest-earning assets, for the three months ended September 30, 2001, compared to $7.3 million, or 4.58%, of average interest-earning assets, for the same period in 2000. The $127,000 decrease in net interest income for the three months ended September 30, 2001 as compared to the same period in 2000 was the result of a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities offset by an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities. Average interest-earning assets for the three months ended September 30, 2001 were $719 million, an $82 million, or 13%, increase over $637 million, during the same period in 2000. The increase in average interest-earning assets is attributed to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 7.28% for the three month period ended September 30, 2001 compared to 9.10% for the three month period ended September 30, 2000. The decrease in asset yield was primarily due to a 350 basis point decrease in the prime rate since December 2000 and a general decrease in the average yield on loans and investment securities. Average interest-bearing liabilities increased to $594 million for the three months ended September 30, 2001 from $536 million for the same period in 2000. The increase in money market accounts and certificates of deposit is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 4.00% for the three months ended September 30, 2001 compared to 5.38% for the same period in 2000. This decrease is attributed mainly to declines in market interest rates for all sources of funding.

We expect continued pressure on our interest rate spreads and net interest rate margin for the fourth quarter as declines in the prime rate during the third quarter are absorbed. Continued repricing of our funding sources over the next six months should offset some of this negative impact on asset yields. In addition, loan volume growth should continue and, with existing volumes, result in greater net interest income for the remainder of the year.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting interest spread and net interest rate margin for the three month periods ended September 30, 2001 and 2000:

                                                                         Three months ended September 30,
                                         ----------------------------------------------------------------------------------------
                                                           2001                                             2000
                                         ------------------------------------------------  --------------------------------------
                                                       Percent     Interest   Average              Percent   Interest   Average
                                          Average     of Total     Income/    Yield/     Average   of Total  Income/     Yield/
                                          Balance      Assets      Expense     Rate      Balance    Assets   Expense      Rate
                                         ---------   ---------   ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (Dollars in Thousands)
ASSETS
Interest-earning assets:
   Loans (1)(2)                          $ 624,088       81.74%  $  12,212       7.76% $ 526,618      78.46% $  12,786      9.66%
   Taxable investments in debt
      securities                            34,448        4.51         472       5.44     58,933       8.78        940      6.34
   Non-taxable investments in
      debt securities(2)                       262        0.03           6       9.32        676       0.10         13      7.85
   Federal funds sold                       59,784        7.83         506       3.36     51,203       7.63        838      6.51
   Interest-bearing deposits                   713        0.09           6       3.46         36       0.01          1      6.06
                                         ---------   ---------   ---------             ---------  ---------  ---------
Total interest-earning assets              719,295       94.20      13,202       7.28     37,466      94.98     14,578      9.10
Noninterest-earning assets:
   Cash and due from banks                  25,506        3.34                            20,093       2.99
   Fixed assets, net                         9,586        1.26                             8,205       1.22
   Investment in Enterprise Mercahnt
      Banc, LLC                              2,293        0.30                             1,755       0.26
   Prepaid expenses and other assets        13,920        1.82                            10,784       1.61
   Allowance for loan losses                (7,126)      (0.92)                           (7,089)     (1.06)
                                         ---------   ---------                         ---------  ---------
 Total assets                            $ 763,474      100.00%                        $ 671,214     100.00%
                                         =========   =========                         =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing transaction accounts $  51,210        6.71%  $     138       1.07% $  47,589       7.09% $     202      1.69%
   Money market accounts                   289,333       37.90       2,310       3.17    262,718      39.14      3,575      5.41
   Savings                                   7,878        1.03          40       2.04      7,251       1.08         47      2.58
   Certificates of deposit                 218,502       28.62       3,034       5.51    197,546      29.43      3,032      6.11
   Borrowed funds                           16,207        2.12         210       5.13     10,003       1.49        125      4.95
   Guaranteed preferred beneficial
      interests in EBH-subordinated
      debentures                            11,000        1.44         264       9.53     11,000       1.64        264      9.56
                                         ---------   ---------   ---------             ---------  ---------    ---------
Total interest-bearing liabilities         594,130       77.82       5,996       4.00    536,107      79.87      7,245      5.38
Noninterest-bearing liabilities:
   Demand deposits                         103,024       13.49                            81,658      12.17
   Other liabilities                         8,825        1.16                             2,973       0.44
                                         ---------   ---------                         ---------  ---------
   Total liabilities                       705,979       92.47                           620,738      92.48
   Shareholders' equity                     57,495        7.53                            50,476       7.52
                                         ---------   ---------                         ---------  ---------
   Total liabilities and shareholders'
      equity                             $ 763,474      100.00%                          671,214     100.00%
                                         =========   =========                         =========  =========
Net interest income                                              $   7,206                                   $   7,333
                                                                 =========                                   =========
Net interest spread                                                              3.28                                       3.72
Net interest margin(3)                                                           3.97%                                      4.58%
                                                                            =========                                   ========


(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.Loan fees included in interest income are approximately $307,000 and $217,000, for the three months September 30, 2001 and 2000, respectively.
(2) Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3) Net interest income divided by average total interest-earning assets.



NET INTEREST INCOME

Net interest income, presented on a tax equivalent basis, was $21.9 million, or 4.30% of average interest-earning assets, for the nine months ended September 30, 2001, compared to $20.9 million, or 4.55% of average interest-earning assets, for the same period in 2000. The $1,030,000 increase in net interest income for the nine months ended September 30, 2001 as compared to the same period in 2000 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities offset by a decrease in the interest rates of average interest earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the nine months ended September 30, 2001 were $681 million, a $68 million, or 11%, increase over $613 million during the same period in 2000. The increase in interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local markets served by the Company. The yield on average interest-earning assets decreased to 8.04% for the nine month period ended September 30, 2001 compared to 8.89% for the same period ended September 30, 2000. The decrease in asset yield was primarily due to a 350 basis point decrease in the prime rate since December 2000 and a general decrease in the average yield on loans and investment securities. Average interest-bearing liabilities increased $51 million, or 10%, to $567 million, for the nine months ended September 30, 2001 from $517 million for the same period in 2000. The increase in interest-bearing transaction accounts, money market accounts and certificates of deposit is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 4.48% for the nine months ended September 30, 2001 compared to 5.15% for the same period in 2000. This decrease is attributed mainly to declines in market interest rates for all sources of funding.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and rate margin for the nine month periods ended September 30, 2001 and 2000:



                                                                       Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------------------
                                                             2001                                          2000
                                       -----------------------------------------------  ------------------------------------------
                                                     Percent    Interest   Average                  Percent     Interest   Average
                                         Average    of Total     Income/    Yield/       Average   of Total     Income/    Yield/
                                         Balance     Assets      Expense     Rate        Balance    Assets      Expense     Rate
                                       ----------  ----------  ----------  ----------  ----------  ----------  ---------- ---------
                                                                        (Dollars in Thousands)
ASSETS
Interest-earning assets:
     Loans (1)(2)                      $  601,536       83.32% $   37,814      8.40% $  509,009       78.69% $   36,010       9.45%
     Taxable investments in debt
        securities                         37,354        5.17       1,798      6.44      54,793        8.47       2,548       6.21
     Non-taxable investments in equity
        securities(2)                         326        0.05          22      9.03         712        0.11          41       7.67
     Federal funds sold                    41,526        5.75       1,297      4.18       8,368        7.48       2,209       6.10
     Interest-bearing deposits                549        0.07          15      3.57          24        0.00           1       5.57
                                       ----------  ----------  ----------            ----------  ----------  ----------
Total interest-earning assets             681,291       94.36      40,946      8.04     612,906       94.75      40,809       8.89
Noninterest-earning assets:
     Cash and due from banks               23,548        3.26                            19,511        3.02
     Fixed assets, net                      9,285        1.29                             8,197        1.27
     Investment in Enterprise Merchant
Banc, LLC                                   2,287        0.32                               968        0.15
     Prepaid expenses and other assets     12,749        1.77                            11,879        1.83
     Allowance for loan losses             (7,236)      (1.00)                           (6,612)      (1.02)
                                       ----------  ----------                        ----------  ----------
     Total assets                      $  721,924      100.00%                       $  646,849    100.00%
                                       ==========  ==========                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing transaction
        accounts                       $   52,058        7.21% $      478      1.23% $   47,525        7.35% $      615       1.73%
     Money market accounts                277,713       38.47       7,973      3.84     246,159       38.06       9,430       5.12
     Savings                                7,525        1.04         132      2.34       7,058        1.09         137       2.59
     Certificates of deposit              204,606       28.34       9,098      5.95     194,514       30.07       8,532       5.86
     Borrowed funds                        14,462        2.00         558      5.16      10,571        1.63         405       5.12
     Guaranteed preferred beneficial
        interestsin EBH-subordinated
        debentures                         11,000        1.52         778      9.46      11,000        1.70         791       9.59
                                       ----------  ----------  ----------            ----------  ----------  ----------
Total interest-bearing liabilities        567,364       78.58      19,017      4.48     516,827       79.90      19,910       5.15
Noninterest-bearing liabilities:
     Demand deposits                       94,581       13.10                            76,655       11.85
     Other liabilities                      3,865        0.55                             4,054        0.63
                                       ----------  ----------                        ----------  ----------
     Total liabilities                    665,810       92.23                           597,536       92.38
     Shareholders' equity                  56,114        7.77                            49,313        7.62
                                       ----------  ----------                        ----------  ----------
     Total liabilities & shareholders'
        equity                         $  721,924     100.00%                        $  646,849      100.00%
                                       ==========  ==========                        ==========  ==========
Net interest income                                            $   21,929                                    $   20,899
                                                               ==========                                    ==========
Net interest spread                                                            3.56                                           3.74
Net interest margin(3)                                                         4.30%                                          4.55%
                                                                           ========                                        ========

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.Loan fees included in interest income are approximately $996,000, and $820,000 for the nine months ended September 30, 2001, and 2000, respectively.
(2) Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3) Net interest income divided by average total interest-earning assets.


                                       14

During the three months ended September 30, 2001, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $9,805,000. Interest income decreased $11,181,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and borrowed funds resulted in an increase in interest expense of $3,488,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $4,737,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended September 30, 2001 as compared to the same period in 2000 was a decrease in interest income of $1,376,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $1,249,000.

During the nine months ended September 30, 2001 as compared to the same period in 2000, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $6,559,000, offset by a decrease of $6,422,000 due to a decrease in interest rates on interest-earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, borrowed funds, and guaranteed preferred beneficial interests in EBH-subordinated debentures resulted in an increase in interest expense of $2,325,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $3,218,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the nine months ended September 30, 2001 as compared to the same period in 2000, increased interest income by $137,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $893,000.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:


                                                                          2001 Compared to 2000
                                           ---------------------------------------------------------------------------
                                                  3 months ended September 30            9 months ended September 30
                                                  Increase (Decrease) Due to             Increase (Decrease) Due to
                                           ------------------------------------   ------------------------------------
                                            Volume(1)     Rate(2)        Net       Volume(1)    (Rate(2)        Net
                                           ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (Dollars in Thousands)

Interest earned on:
     Loans                                $     9,422  $    (9,998) $      (576) $     7,754  $    (5,950) $     1,804
     Taxable investments in debt
        and equity securities                    (349)        (119)        (468)        (897)         148         (749)
     Nontaxable investments in debt
        and equity securities (3)                 (20)          14           (6)         (29)          10          (19)
     Federal funds sold                           745       (1,076)        (331)        (283)        (629)        (912)
     Certificates of deposit                        7           (2)           5           14           (1)          13
                                           ----------   ----------   ----------   ----------   ----------   ----------
     Total interest-earning assets        $     9,805  $   (11,181) $   ( 1,370) $     6,559  $    (6,422) $       137
                                           ----------    ----------  ----------   ----------   ----------   ----------
Interest paid on:
     Interest-bearing demand deposits     $      (231)    $    189  $       (42) $        84  $      (221) $      (137)
     Money market rate deposits                 3,277       (4,564)       1,287)       1,642       (3,099)      (1,457)
     Savings deposits                              21           28)          (7)          12          (17)          (5)
     Time deposits                              1,232       (1,230)           2          437          129          566
     Borrowed funds                                80            5           85          150            3          153
     Guaranteed preferred beneficial
        interests in EBH-subordinated
        debentures                                 --           --           --           --          (13)         (13)
                                           ----------   ----------   ----------   ----------   ----------   ----------
        Total                             $     4,379     $ (5,628) $    (1,249) $     2,325  $    (3,218) $      (893)
                                           ----------   ----------   ----------   ----------   ----------   ----------
Net interest income (loss)                $     5,426     $ (5,552) $      (127) $     4,234  $    (3,204) $     1,030
                                           ==========   ==========   ==========   ==========   ==========   ==========

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


PROVISION FOR LOAN LOSSES

The provision for loan losses was $175,000 and $770,000 for the three month and nine month periods ended September 30, 2001, respectively, compared to $215,000 and $763,000 for the same periods in 2000. The Company had net chargeoffs of $562,000 for the nine months ended September 30, 2001 compared to net charge offs of $625,000 during the same period ended September 30, 2000. During May 2001, the Kansas Region restructured a $1.5 million commercial loan on nonaccrual which resulted in a charge off of $270,000. This restructured loan was approximately 41% of the charge offs during the nine months ended September 30, 2001. The Kansas Region specifically reserved for this loan relationship. Two other loans were charged off for an additional amount of $287,000. These three charged off commercial loans represent 84% of the total chargeoffs during the nine months ended September 30, 2001. Loan growth remained strong during the first nine months of 2001. The Company increased its allowance for loan losses for the nine months ended September 30, 2001 by charging $770,000 to the provision for loan losses.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:



                                                                    Nine Months Ended

                                                                     September 30,
                                                                -----------------------
                                                                   2001         2000
                                                                ---------     ---------
                                                                 (Dollars in Thousands)
        Allowance at beginning of year                         $    7,097    $    6,758
        Loans charged off:
           Commercial and industrial                                  166           630
           Real estate:
              Commercial                                              270            36
              Construction                                             --            --
              Residential                                             167            --
           Consumer and other                                          58            14
                                                                ---------     ---------
           Total loans charged off                                    661           680
                                                                ---------     ---------
        Recoveries of loans previously charged off:
           Commercial and industrial                                   20            44
           Real estate:
              Commercial                                               26             5
              Construction                                             --            --
              Residential                                              49             1
           Consumer and other                                           4             5
                                                                ---------     ---------
           Total recoveries of loans previously charged off            99            55
                                                                ---------     ---------
        Net loans charged off                                         562           625
                                                                ---------     ---------
        Provision charged to operations                               770           763
                                                                ---------     ---------
        Allowance at end of period                             $    7,305    $    6,896
                                                                =========     =========
        Average loans                                          $  601,536    $  509,009
        Ending total loans, less unearned loan fees            $  638,658    $  534,513
        Ending nonperforming loans                             $    2,472    $    1,984
        Net charge offs to average loans (annualized)                0.12%         0.16%
        Allowance for loan losses to total loans                     1.14%         1.29%


The Company's credit management policies and procedures focus on identifying, measuring, and controlling credit exposure.These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval
process  and  subsequently   tested  in  external  audits  and  regulatory  bank
examinations. The system requires rating all loans at the time they are made.


Adversely rated credits, including loans requiring close monitoring, which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every six months, which are then discussed in formal meetings with the Asset Quality/Risk Management Area and the Executive Loan Committee. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the Executive Loan Committee generally at the time of the formal quarterly watch list review meetings.

Each month, management prepares a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of changes in the risk profiles of the portfolios, changes in past due and non-performing loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience. The calculated allowance for loan losses required for the portfolios are then compared to the actual allowance balances to determine the provision necessary to maintain the allowance for loan losses at an appropriate level. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

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

The   following   table  sets  forth   information   concerning   the  Company's
non-performing assets as of the dates indicated:




                                                September 30,           December 31,
                                                   2001                     2000
                                               --------------          --------------
                                                        (Dollars in Thousands)

        Non-accrual loans                     $         1,215         $         1,798
        Loans past due 90 days or more
              and still accruing interest                  --                     207
        Restructured loans                              1,257                      --
                                               --------------          --------------
              Total nonperforming loans                 2,472                   2,005
        Foreclosed property                                48                      77
                                               --------------          --------------

        Total non-performing assets           $         2,520         $         2,082
                                               ==============          ==============
        Total assets                          $       803,842         $       710,938
        Total loans, less unearned loan fees  $       638,658         $       556,793
        Total loans plus foreclosed property  $       638,706         $       556,870

        Nonperforming loans to loans                     0.39%                   0.36%

        Nonperforming assets to loans plus
              foreclosed property                        0.39%                   0.37%
        Nonperforming assets to total assets             0.31%                   0.29%




Currently, economic indicators suggest a business "slowdown" or even "recession". Management has not yet seen any adverse trends in credit quality but expects delinquencies and credit risk in the loan portfolio to increase over the next few quarters in response to economic conditions. However, given our underwriting standards and monitoring procedures, losses should remain minimal.


NONINTEREST INCOME

Noninterest income was $1,205,035 and $3,156,117 for the three month and nine month periods ended September 30, 2001, respectively, compared to $1,052,026 and $2,466,416 for the same periods in 2000. The increases are primarily attributed to increases in trust and financial advisory income and increases in the gains on the sale of mortgage loans. Trust and financial advisory income was $409,304 and $978,405 for the three and nine month periods ended September 30, 2001, respectively, as compared to $283,835 and $590,202 for the same periods in 2000. The increases in fees were the result of increased transaction-based fees and assets under management at Enterprise Trust. Management expects fee growth to continue throughout 2001. The gains on the sale of mortgage loans were $348,919 and $861,728 for the three month and nine month periods ended September 30, 2001, respectively, as compared to $158,816 and $353,607 for the same periods in 2000. The increases in these gains were due to a dramatic decrease in interest rates during the first nine months of 2001, which spurred residential mortgage loan refinancing and an increase in mortgage loans sold. Approximately 65% of the mortgage gains were the result of refinanced loans. The Company generally sells its mortgage loans and the related servicing rights to various third party investors. The gains on sale of investment securities were $0 and $82,246 for the three month and nine month periods ended September 30, 2001 as compared to no gains during the same periods in 2000. The Company sold three investment securities during the first six months of 2001 for liquidity purposes. These increases were slightly offset by decreases in other service charges and fee income. Other service charges and fee income were $119,900 and $316,357 for the three month and nine month periods ended September 30, 2001, respectively, as compared to $261,704 and $527,887 for the same periods in 2000. The decrease is primarily attributed to a nonrecurring $175,000 merchant banking fee the Company recognized in September of 2000. These increases were also offset by decreases in the income from the Company's investment in Enterprise Merchant Banc, LLC and the income on investment in Enterprise Fund, L.P. during the nine month period ended September 30, 2001 as compared to the same period in 2000. Both of these decreases were a result of decreased fee income earned by these businesses during 2001 as compared to 2000.

NONINTEREST EXPENSE

Noninterest expense was $6.5 million and $18.7 million for the three month and nine month periods ended September 30, 2001, respectively, compared to $5.9 million and $16.5 million for the same periods in 2000. The increases in noninterest expense was primarily due to: 1) the investment in several new business development officers in the St. Louis Region and additional management in the Kansas Region; 2) increased commission-based activity and backroom processing growth in trust and financial advisory services; 3) increased commissions related to the sale of mortgage loans; and 4) normal increases associated with continued growth. The Company also expanded its computer and data processing infrastructure for the additional Kansas locations and communication between the regions, which increased expenses. In April 2001, the Company completed a computer system conversion to bring Enterprise Banking, N.A. on the same core processing system utilized by Enterprise Bank. The computer conversion, including fees to software vendors and training, increased noninterest expenses by approximately $100,000 during the nine months ended September 30, 2001 as compared to the same period in 2000. Other noninterest expense was $1,379,668 and $3,945,051 for the three month and nine month periods ended September 30, 2001, respectively, a decrease of $126,467, or 8%, and $464,966, or 11%, compared to the three month and nine month periods ended September 30, 2000. These decreases are attributed to the elimination of nonrecurring corporate merger related expenses. During the nine months ended September 30, 2000 the Company expensed approximately $500,000 in legal, accounting, travel and other costs related to the merger completed in June 2000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At September 30, 2001 the loan to deposit ratio was 89%, as compared to 88% at December 31, 2000. Federal funds sold and investment securities were $109 million at September 30, 2001 as compared to $112 million at December 31, 2000. During the nine months ended September 30, 2001, the Company experienced loan growth of $82 million and deposit growth of $83 million. This decrease in the Company's liquidity position resulted in the utilization of maturing investment securities and federal funds sold balances to fund loan growth. The Company increased its Federal Home Loan Bank advances to $15 million at September 30, 2001 from $10 million at December 31, 2000.

The Company closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of September 30, the Company has over $64 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge and $9 million from the Federal Reserve under a pledged loan agreement. The Company also has access to over $36 million in overnight federal funds purchased from various banking institutions. The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income. For further discussion, see Item 3 on page 24.

CAPITAL ADEQUACY

Enterbank Holdings, Inc. and Enterprise Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Enterbank Holdings, Inc. and Enterprise Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require Enterbank Holdings, Inc. and Enterprise Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2001, that Enterbank Holdings, Inc. and Enterprise Bank were each well capitalized.

As of September 30, 2001, the most recent notification from the Company's primary regulator categorized Enterbank Holdings, Inc. and Enterprise Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Enterbank Holdings, Inc. and Enterprise Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

At September 30, 2001 and December 31, 2000, the required and actual capital ratios for Enterbank Holdings, Inc. and Enterprise Bank were as follows:



                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                   For Capital               Prompt Corrective
                                                         Actual                 Adequacy Purposes            Action Provisions
                                              ---------------------------  ---------------------------   -------------------------
                                                 Amount          Ratio        Amount          Ratio         Amount        Ratio
                                              ------------   ------------  ------------   ------------   ------------  -----------
AT SEPTEMBER 30, 2001:
----------------------
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $ 73,765,508         11.24%  $ 52,496,365          8.00%   $ 65,620,456       10.00 %
          Enterprise Bank                      67,784,334         10.45     51,911,346          8.00       4,889,182       10.00
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $ 66,460,999         10.13%  $ 26,248,182          4.00%   $ 39,372,274        6.00 %
          Enterprise Bank                      60,479,825          9.32     25,955,673          4.00      38,933,509        6.00
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.           $ 66,460,999          8.71%  $ 22,904,227          3.00%   $ 38,173,712        5.00 %
          Enterprise Bank                      60,479,825          8.00     22,668,487          3.00      37,780,812        5.00

AT DECEMBER 31, 2000:
---------------------
     Total Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $ 69,043,524         11.79%  $ 46,859,325          8.00%   $ 58,574,157       10.00 %
          Enterprise Bank                      61,205,313         10.54     46,446,857          8.00      58,058,571       10.00
     Tier I Capital (to Risk Weighted Assets)
          Enterbank Holdings, Inc.           $ 62,071,803         10.60%  $ 23,429,663          4.00%   $ 35,144,494        6.00 %
          Enterprise Bank                      54,948,985          9.46     23,223,428          4.00      34,835,143        6.00
     Tier I Capital (to Average Assets)
          Enterbank Holdings, Inc.           $ 62,071,803          9.41%  $ 19,796,366          3.00%   $ 32,993,943        5.00 %
          Enterprise Bank                      54,948,985          8.38     19,673,541          3.00      32,789,235        5.00


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

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, whereupon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and relieves financial liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This Statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interests sold, if any, based on their relative fair values on the date of the transfer. This Statement requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss, and assessment for asset impairment or increased obligation based on their fair values. This Statement requires that a liability be relieved if the debtor pays the creditor and is relieved of its obligation for the liability, or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. The implementation of this Statement did not have a material effect on the Company's consolidated financial statements.

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

Upon adoption of Statement 142, Statement 141 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination,and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $2,087,000, no unamortized identifiable intangible assets, and no negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $190,567 and $142,925 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At September 30, 2001, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

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

The following tables present the scheduled maturity of market risk sensitive instruments at September 30, 2001:


                                                                                                 Beyond 5
                                                                                                Years or No
                                                                                                  Stated
                             Year 1        Year 2        Year 3        Year 4        Year 5      Maturity        Total
                          -----------   -----------   -----------   -----------   -----------   -----------   -----------
     ASSETS
     Securities           $     6,738   $     2,940   $     7,099   $     3,783   $     6,722   $    11,680   $    38,962

     Interest-bearing
       deposits                 1,337            --            --            --            --            --         1,337
     Federal funds sold        70,202            --            --            --            --            --        70,202
     Loans                    469,273        38,927        77,886         2,699        18,511        11,362       638,658
     Loans held for sale        1,480            --            --            --            --            --         1,480
                          -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Total                $   549,030   $    41,867   $    84,985   $    26,482   $    25,233   $    23,042   $   750,639
                          ===========   ===========   ===========   ===========   ===========   ===========   ===========
     LIABILITIES
     Savings, NOW, money
       market deposits    $   377,782            --            --            --            --            --   $   377,782
     Certificates of
       deposit                190,185   $   22,756    $     6,528   $     1,736   $       680            --       221,885
     Guaranteed preferred
       beneficial interest
       in EBH-subordinated         --            --            --            --            --        11,000        11,000
       debentures
     Borrowed funds             6,021         1,300         5,300         1,000           435           845        14,901
                          -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Total                $   573,988   $    24,056   $    11,828   $     2,736   $     1,115   $    11,845   $   625,568
                          ===========   ===========   ===========   ===========   ===========   ===========   ===========




                                         Average
                                         Interest
                                         Rate for
                                        Nine Months
                                          Ended
                            Carrying     September     Estimated
                             Value       30, 2001      Fair Value
                          -----------   -----------   -----------

     ASSETS
     Securities           $    38,962          6.46%  $    38,963
     Interest-earning
       deposits                 1,337          3.57         1,337
     Federal funds sold        70,202          4.18        70,202
     Loans                    638,658          8.40       640,846
     Loans held for sale        1,480                       1,480
                          -----------                 -----------
     Total                $   750,639                 $   752,828
                          ===========                 ===========
     LIABILITIES
     Savings, NOW, money
       market deposits    $   377,782          3.40%  $   377,782
     Certificates of
       deposit                221,885          5.95       224,906
     Guaranteed preferred
       beneficial interest
       in EBH-subordinated     11,000          9.46        12,165
       debentures
     Borrowed funds            14,901          5.16        15,095
                          -----------                 -----------
     Total                $   625,568                  $  629,948
                          ===========                 ===========

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K



(a).     Exhibits.

         Exhibit
         Number          Description
         -------         -----------

         11.1 (1)        Statement regarding computation of per share earnings
     (1) Filed herewith.

(b). During the three months ended September 30, 2001, there were no reports filed on form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 14th day of November 2001.



                                           ENTERBANK HOLDINGS, INC.

                                           By: /s/ Fred H. Eller
                                           ----------------------------------
                                                    Fred H. Eller
                                                    Chief Executive Officer


                                           By: /s/ Frank H. Sanfilippo
                                           ----------------------------------
                                                    Frank H. Sanfilippo
                                                    Chief Financial Officer


                                        EXHIBIT 11.1
                     STATEMENT REGARDING CALCULATION OF EARNINGS PER SHARE


                                                  Basic        Diluted
                                             EPS number     EPS number            Net          Basic        Diluted
                                              of shares      of shares         Income            EPS            EPS
                                           ------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000        8,989,253       9,639,253     $1,422,429          $0.16          $0.15
THREE MONTHS ENDED SEPTEMBER 30, 2001        9,249,804       9,645,722     $1,046,443          $0.11          $0.11


                                                  Basic                       Diluted
                                           ------------                  ------------
THREE  MONTHS ENDED SEPTEMBER 30, 2000
Average Shares Outstanding                    8,989,253                     8,989,253
Options - Plan 1                                                15,978
Average Option Price                                             $2.33
Total Exercise Cost                                            $37,229
Shares Repurchased                                               2,314
Net Shares from Option - Plan 1                                                13,664
Options - Plan 2                                               204,287
Average Option Price                                             $2.56
Total Exercise Cost                                           $522,975
Shares Repurchased                                              32,503
Net Shares from Option - Plan 2                                               171,784
Options - Plan 3                                               549,670
Average Option Price                                             $6.20
Total Exercise Cost                                         $3,407,954
Shares Repurchased                                             211,806
Net Shares from Option - Plan 3                                               337,864
Options - Plan 4                                                50,313
Average Option Price                                            $15.00
Total Exercise Cost                                           $754,695
Shares Repurchased                                              46,905
Net Shares from Option - Plan 4                                                 3,408
Options - EFA Non-qualified                                     85,500
Average Option Price                                            $10.19
Total Exercise Cost                                           $871,245
Shares Repurchased                                              54,148
Net Shares from Option - EFA Non-qualified                                     31,352
Options-CGB Qualified                                          167,828
Average Option Price                                             $9.99
Total Exercise Cost                                         $1,676,602
Shares Repurchased                                             104,201
Net Shares from Option -CGB Qualified                                          63,627
Options - CGB Non-qualified                                     83,246
Average Option Price                                            $10.62
Total Exercise Cost                                           $884,073
Shares Repurchased                                              54,945
Net Shares from Option - CGB Non-qualified                                     28,301

                                           ------------                  ------------
Gross Shares                                  8,989,253                     9,639,253
Price                                                           $16.09



                                         EXHIBIT 11.1 (CONTINUED)
                         STATEMENT REGARDING CALCULATION OF EARNINGS PER SHARE


                                                  Basic                       Diluted
                                           ------------                  ------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Average Shares Outstanding                    9,249,804                     9,249,804
Options - Plan 2                                               153,200
Average Option Price                                             $2.64
Total Exercise Cost                                           $404,448
Shares Repurchased                                              32,643
Net Shares from Option - Plan 2                                               120,557
Options - Plan 3                                               527,903
Average Option Price                                             $6.75
Total Exercise Cost                                         $3,563,345
Shares Repurchased                                             287,598
Net Shares from Option - Plan 3                                               240,305
Options - Plan 4                                               425,860
Average Option Price                                            $13.03
Total Exercise Cost                                         $5,548,956
Shares Repurchased                                             447,858
Net Shares from Option - Plan 4                                                    --
Options - EFA Non-qualified                                     85,500
Average Option Price                                            $10.19
Total Exercise Cost                                           $871,245
Shares Repurchased                                              70,318
Net Shares from Option - EFA Non-qualified                                     15,182
Options-CGB Qualified                                           59,825
Average Option Price                                            $10.53
Total Exercise Cost                                           $629,957
Shares Repurchased                                              50,844
Net Shares from Option -CGB Qualified                                           8,981
Options - CGB Non-qualified                                     72,961
Average Option Price                                            $10.54
Total Exercise Cost                                           $769,009
Shares Repurchased                                              62,067
Net Shares from Option - CGB Non-qualified                                     10,894
                                           ------------                   -----------
Gross Shares                                  9,249,804                     9,645,722
Price                                                           $12.39



                                          EXHIBIT 11.1 (CONTINUED)
                          STATEMENT REGARDING CALCULATION OF EARNINGS PER SHARE

                                                  Basic        Diluted
                                             EPS number     EPS number            Net          Basic        Diluted
                                              of shares      of shares         Income            EPS            EPS
                                           ------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000          8,966,252      9,664,094     $3,706,188          $0.41          $0.38
NINE MONTHS ENDED SEPTEMBER 30, 2001          9,182,260      9,613,331     $3,341,732          $0.36          $0.35


                                                 Basic                        Diluted
                                           ------------                  ------------
NINE  MONTHS ENDED SEPTEMBER 30, 2000
Average Shares Outstanding                    8,966,252                     8,966,252
Options - Plan 1                                                25,292
Average Option Price                                             $2.33
Total Exercise Cost                                            $58,930
Shares Repurchased                                               3,418
Net Shares from Option - Plan 1                                                21,874
Options - Plan 2                                               207,470
Average Option Price                                             $2.56
Total Exercise Cost                                           $531,123
Shares Repurchased                                              30,808
Net Shares from Option - Plan 2                                               176,662
Options - Plan 3                                               550,456
Average Option Price                                             $6.01
Total Exercise Cost                                         $3,308,241
Shares Repurchased                                             191,893
Net Shares from Option - Plan 3                                               358,563
Options - Plan 4                                                16,893
Average Option Price                                            $15.00
Total Exercise Cost                                           $253,395
Shares Repurchased                                              14,698
Net Shares from Option - Plan 4                                                 2,195
Options-EFA Non-qualified                                       84,504
Average Option Price                                            $10.10
Total Exercise Cost                                           $853,490
Shares Repurchased                                              49,506
Net Shares from Option - EFA Non-qualified                                     34,998
Options-CGB Qualified                                          170,225
Average Option Price                                             $9.99
Total Exercise Cost                                         $1,700,548
Shares Repurchased                                              98,640
Net Shares from Option-CGB Qualified                                           71,585
Options - CGB Non-qualified                                     83,246
Average Option Price                                            $10.62
Total Exercise Cost                                           $884,073
Shares Repurchased                                              51,280
Net Shares from Option - CGB Non-qualified                                     31,966
                                           ------------                  --------------
Gross Shares                                  8,966,252                     9,664,094
Price
                                                                $17.24



                            EXHIBIT 11.1 (CONTINUED)
              STATEMENT REGARDING CALCULATION OF EARNINGS PER SHARE

                                                 Basic                          Diluted
                                           ------------                  --------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Average Shares Outstanding                    9,182,260                       9,182,260
Options - Plan 2                                               161,738
Average Option Price                                             $2.62
Total Exercise Cost                                           $423,754
Shares Repurchased                                              33,106
Net Shares from Option - Plan 2                                                 128,632
Options - Plan 3                                               532,278
Average Option Price                                             $6.64
Total Exercise Cost                                         $3,534,326
Shares Repurchased                                             276,119
Net Shares from Option - Plan 3                                                 256,159
Options - Plan 4                                               257,148
Average Option Price                                            $13.83
Total Exercise Cost                                         $3,556,357
Shares Repurchased                                             277,840
Net Shares from Option - Plan 4                                                      --
Options-EFA Non-qualified                                       85,500
Average Option Price                                            $10.19
Total Exercise Cost                                           $871,245
Shares Repurchased                                              68,066
Net Shares from Option - EFA Non-qualified                                       17,434
Options-CGB Qualified                                           73,801
Average Option Price                                            $10.27
Total Exercise Cost                                           $757,936
Shares Repurchased                                              59,214
Net Shares from Option-CGB Qualified                                             14,587
Options - CGB Non-qualified                                     74,388
Average Option Price                                            $10.56
Total Exercise Cost                                           $785,537
Shares Repurchased                                              61,370
Net Shares from Option - CGB Non-qualified                                       13,018
Stock Appreciation Rights                                       99,291
Average Stock Appreciation Rights Price                         $12.64
Total Exercise Cost                                         $1,255,038
Shares Repurchased                                              98,050
Net Shares from Stock Appreciation Rights                                         1,241
                                           ------------                  --------------
Gross Shares                                  9,182,260                       9,613,331
Price                                                           $12.80
