Form 10-K
period 2001-12-31
ENTERBANK HOLDINGS INC
filed 2002-03-29
CIK 1025835

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities and
     Exchange Act of 1934 For the transition period from        to
                                                         ------     ------

     Commission file number 000-24131

                            Enterbank Holdings, Inc.

             (Exact Name of Registrant as Specified in its Charter)

                        Delaware                                              43-1706259
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification Number)

 150 North Meramec, Clayton, MO                                                 63105
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 2002: Common Stock, par value $.01, $77,322,798

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 5, 2002: Common Stock, par value $ .01, 9,309,451 shares outstanding

================================================================================

                            Enterbank Holdings, Inc.

                         2001 Annual Report on Form 10-K

                                                                          Page
                                                                          ----

Business..............................................................      1

Properties............................................................      5

Legal Proceedings.....................................................      6

Submission of Matters to Vote of Security Holders.....................      6

Market for Common Stock and Related Stockholder Matters...............      7

Selected Financial Data...............................................      8

Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................      9

Quantitative and Qualitative Disclosures About Market Risk............     29

Financial Statements and Supplementary Data...........................     35

Directors and Executive Officers of the Registrant....................     35

Executive Compensation................................................     35

Security Ownership of Certain Beneficial Owners
     and Management...................................................     36

Certain Relationships and Related Party Transactions..................     36

Exhibits, Financial Statement Schedules and Reports
     on Form 8-K......................................................     36

Independent Auditors' Report..........................................     37

Consolidated Financial Statements.....................................     38

Signatures ...........................................................     70

Exhibit Index  .......................................................     72

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as "may," "will," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that Enterbank Holdings, Inc.'s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates and competition from banks and other financial institutions, all of which could cause Enterbank Holdings, Inc.'s actual results to differ from those set forth in the forward-looking statements.

                                     PART I
                                     ------

                                ITEM 1: BUSINESS

General

Enterbank Holdings, Inc. (the "Company" or "Enterbank") was incorporated under the laws of the State of Delaware on December 30, 1994, for the purpose of providing a holding company structure for the ownership of Enterprise Bank, a Missouri banking corporation, (the "Bank"). The Company acquired the Bank in May 1995 through a tax-free exchange with the Bank's shareholders. In June of 2000, Enterbank and Commercial Guaranty Bancshares, Inc., the parent company for First Commercial Bank, N.A. (the "Kansas Bank"), merged under a tax-free reorganization. The transaction was accounted for as a pooling of interests. The holding company ownership structure gives the Bank a source of capital and financial strength and allows the organization some flexibility in expanding the products and services offered to clients. In 2000, the Company elected to change its status from a bank holding company to a financial holding company.

The Bank began operations on May 9, 1988 as a new Missouri banking corporation. From 1988 through 1996, the Bank provided commercial banking services to its customers from a single location in the City of Clayton, St. Louis County, Missouri. During 1997, the Bank opened two additional facilities located in St. Charles County, Missouri and the City of Sunset Hills, located in St. Louis County. During 1998, the Bank opened an operations facility in St. Louis County, Missouri.

Enterprise Trust ("Trust"), formerly referred to as Enterprise Financial Advisors ("EFA"), a division of the Bank, was organized in late 1998 to provide fee-based trust services, personal financial planning, estate planning, and corporate planning services to the Company's target market on a full time basis. As part of the organization of Trust, the Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"), a large financial planning company based in St. Louis, Missouri. These agreements call for Moneta to provide assistance in staffing, training, marketing and regulatory compliance for Trust for which Moneta receives compensation. Moneta refers customers, when appropriate, to the Bank and receives a share of the revenue generated in the form of right to by stock options on the Company's common stock. The agreements with Moneta allow Trust to offer a full range of products and services with the depth and expertise of a large planning firm.

The Kansas Bank began operations on February 20, 1996 as a new Kansas banking corporation in Overland Park, Kansas located in Johnson County. The Kansas Bank acquired First National Bank of Humboldt in December of 1997, adding three additional locations in Humboldt, Chanute and Iola, all located in Southeast Kansas. In June of 2000, Enterbank completed a merger transaction under which the Kansas Bank became a subsidiary of the Company. On January 1, 2001, the Kansas Bank changed its legal name to Enterprise Banking, N.A.

On September 30, 2001 Enterprise Banking, N.A. merged into Enterprise Bank with Enterprise Bank as the surviving entity.

As used herein, unless the context indicates otherwise, Enterbank Holdings, Inc. and all of its subsidiaries are referred collectively as the "Organization" or the "Company". Enterprise Bank and all of its subsidiaries are referred to as the "Bank" or the "Banking Franchise".

The Company's executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company's telephone number is (314) 725-5500.

Strategy

The Company's strategy is to provide a complete range of financial services designed to appeal to closely-held businesses, their owners and to professionals in the St. Louis and Kansas City metropolitan areas. The Bank serves the greater St. Louis and Kansas City Metropolitan area, as well as Southeast Kansas. The Company's goal is to grow its operations within its defined market niche by being well-managed, well-capitalized and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals can be achieved while providing attractive returns to shareholders. Assets and income growth, net income, earnings per share and return on shareholders' equity are the financial performance indicators the Company considers most critical in measuring success.

Through the Banking Franchise, the Company delivers a full range of commercial banking services to the closely-held business market. Financial planning and trust fiduciary services are offered through Trust. The Company plans to continue to expand the range of services it provides within its market niche while expanding the base of customers.

The Bank

Enterprise Bank is a Missouri state chartered bank. The Bank offers a broad range of commercial and personal banking services to customers. Loans include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate and a smaller amount of consumer loans. Other services include treasury management and safe-deposit boxes.

The Bank's primary source of funds has historically been customer deposits. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, commercial sweep accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types of deposits.

Management believes the Bank is able to compete effectively in its market because: 1) the Bank's calling officers and management maintain close working relationships with their commercial clients, 2) the Bank's management structure enables it to react to customer requests for loan and deposit services more quickly than larger competitors, 3) the Bank's management and officers have significant experience in the communities serviced by the Bank, and 4) the Bank continues to target the closely-held business and professional market. Additionally, industry consolidation has resulted in fewer independent banks and fewer banks serving the Bank's target market niche. Management believes the Bank is one of only a few whose primary strategy is to focus on closely-held businesses, their owners and the professional market.

The Bank's historical growth strategy has been both client and asset driven. The Bank continuously seeks to add clients that fit its target market. This strategy enables the Bank to attract clients whose borrowing needs have grown along with the Bank's increasing capacity to fund client loan requests. Additionally, the Bank increased its loan portfolio based on lending opportunities developed by relationship officers. The Bank funds loan growth by attracting deposits from business and professional clients, by borrowing from the Federal Home Loan Bank and by attracting wholesale deposits which are considered stable deposit sources and which are priced at or below the Bank's all-in alternative cost of funds.

The Bank can expand its customer relationships and control operating costs by:
1) operating a small number of offices with a high per office asset base, 2) emphasizing commercial loans which tend to be larger than retail loans, 3) employing an experienced staff, all of whom are rewarded on the basis of performance and customer service, 4) improving data processing and operational systems to increase productivity and to control risk, 5) leasing facilities where possible so that capital can be deployed more effectively to support growth in earning assets, 6) and outsourcing services where possible.

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

Each of the banking units has its own operating Board of Directors. Each Board of Directors is comprised primarily of business owners and professionals who fit the target client profile. Each Board of Directors takes an active role in the business development activities and the credit review process of its respective banking unit. Input and understanding of the needs of the Bank's current and target clients has been critical in the Bank's past success and will be critical in the Bank's plans for future growth.

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

Market Areas and Approach to Expansion

In the St. Louis metropolitan area, the Bank has facilities in Clayton, St. Charles County and the City of Sunset Hills. In Kansas, the Bank has facilities in Johnson County and Southeast Kansas along with a recently opened office in the Country Club Plaza on the Missouri side of Kansas City. The Company chose to locate in all of these markets, except Southeast Kansas, based on high expectations for growth, high concentration of closely-held businesses and the high number of professionals in those markets. The Southeast Kansas locations provide a profitable and stable source of core deposits that the Company can invest in the higher growth markets. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, and other decisions should be made locally by managers who have an equity stake in the Company (see "Management"). The Company, as part of its expansion effort, plans to continue its strategy of operating a small number of offices with a high per office asset base, emphasizing commercial loans and employing experienced staff who are rewarded on the basis of performance and customer service.

Enterprise Merchant Banc

The Company organized Enterprise Merchant Banc, Inc. ("Merchant Banc") (formerly Enterprise Capital Resources, Inc.) in 1995 as a wholly owned subsidiary to provide merchant banking services to closely-held business and their owners. Its current operations include a minority investment in Enterprise Merchant Banc, LLC ("EMB LLC"), which focuses on providing equity capital and equity-linked debt investments to growing companies in need of additional capital to finance internal and acquisition-related growth. EMB LLC manages and holds a 1% economic ownership interest as the general partner in two investment funds, Enterprise Fund, LP ("Fund I") and Enterprise Capital Partners, LP "Fund II"with total committed capital of approximately $35 million, substantially all of which has been invested. The portfolio companies held by each Fund are primarily manufacturers, versus service providers, and have no relationship to the internet or technology industries. EMB LLC focuses on "second stage" and mezzanine financing for established companies rather than "seed money" for start up organizations.

In mid-1999, the Company restructured its ownership and control positions of its various merchant banking operations. As a result of this restructuring, the Company maintains a minority interest in EMB LLC. The minority interest in the LLC includes a 4.9% voting and common stock ownership interest with a 24.9% economic interest in the earnings or losses

The Company also has a 4.5% economic and voting interest in Fund I and has equity and debt investments in two portfolio companies of Fund I and Fund II.

After experiencing significant losses on merchant banking investments in 2001, the Company decided, in first quarter of 2002, that it no longer views the merchant banking investments as a viable part of its long term business strategy. The investments are now viewed as "workouts", regardless of their individual performance, and the Company will pursue maximum recovery efforts as necessary.

Enterprise Trust (formerly Enterprise Financial Advisors)

In 1997, the Bank entered into solicitation and referral agreements with Moneta Group, Inc., a nationally recognized firm in the financial planning industry, to begin offering financial services to clients. Under the agreements, Moneta provided assistance in staffing, training, marketing and regulatory compliance and in return received a share of the gross margin generated by Enterprise Trust for financial planning and fiduciary services. In addition, Moneta refers banking clients, when appropriate, to the Bank and receives a share of the revenue generated in the form of options in the Company's common stock.

In 1998, the Bank entered the trust and financial planning business on a full time basis when the Bank was granted trust powers. At that time, the Bank modified its agreements with Moneta. The new agreements call for Moneta to help the Bank with many of the issues related to startup including, but not limited to, staffing, training, marketing, and regulatory compliance. In return, Moneta receives a portion of the gross margin earned by the Trust division of the Bank in the form of cash. Moneta still refers banking business to the Bank and receives options in the form of compensation for banking business referrals.

Enterprise Trust provides fee-based personal and corporate financial consulting and trust services to the Company's target market. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues. Some investment management services are provided through Argent Capital Management LLC ("Argent"), a money management company that invests principally in large capitalization companies, of which the Company owns approximately 4.8% of the outstanding shares.

In addition, the Company acquired approximately 11% of Retirement Plan Services, LLC ("RPS") in October of 2000 and in December of 2000 elected to move its 401(k) plan from the Principal Group to RPS. RPS provides retirement plan administration to primarily small and medium size businesses. During 2001, the Company increased its ownership percentage to approximately 20% and actively refers business to RPS.

Investments

The Company's investment policy is designed to enhance net income and return on equity through prudent management of risk; ensure liquidity to meet cash-flow requirements; help manage interest rate risk; ensure collateral is available for public deposits, advances and repurchase agreements; and manage asset diversification. The Company, through its Asset/Liability Management Committee ("ALCO"), monitors investment activity and manages its liquidity by structuring the maturity dates of its investments to meet anticipated customer funding needs. However, the primary goal of the Company's investment policy is to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads. Accordingly, the ALCO monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds.

Employees

At December 31, 2001, the Company had approximately 253 full time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is very strong.

                               ITEM 2: PROPERTIES

All of the Company's St. Louis banking facilities are leased under agreements that expire in 2004, 2003, 2011 and 2016, for Clayton, St. Louis County, the City of Sunset Hills, and St. Charles County, respectively. The Company has the option to renew the Clayton facility lease for one additional five-year period with future rentals to be agreed upon. The Company has the option to renew the St. Louis County facility lease for three additional five-year periods with future rentals to be agreed upon. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then-current market conditions and inflation. The Merchant Banc facility in Kansas is leased under an agreement that expires in 2003. The Merchant Banc facility is sublet for the same amount as the lease and the proceeds are used to reduce the Company's occupancy expense. The Company's Country Club Plaza banking facility is leased under an agreement that expires in 2011. The Company has the option to renew the Plaza facility lease for one 5 year term. The banking facilities in Overland Park, Humbolt, Chanute, and Iola, Kansas are owned by the Company.

The following is a list of the Company's current facilities:

Facility                          Address                          Description
--------                          -------                          -----------

Enterprise Bank, Clayton          150 North Meramec                Commercial and Retail
                                  Clayton, Missouri 63105          Banking
Enterprise Bank, St. Peters       300 St. Peters Centre Blvd.      Commercial and Retail
                                  St. Peters, Missouri 63376       Banking
Enterprise Bank, Sunset Hills     3890 South Lindbergh Blvd.       Commercial and Retail
                                  Sunset Hills, Missouri 63127     Banking
Enterprise Bank, Overland Park    12695 Metcalf Avenue             Commercial and Retail
                                  Overland Park, Kansas  66213     Banking
Enterprise Bank, Humboldt         725 Bridge Street                Commercial and Retail
                                  Humboldt, Kansas  66748          Banking
Enterprise Bank, Chanute          17 S. Lincoln                    Commercial and Retail
                                  Chanute, Kansas  66720           Banking
Enterprise Bank, Iola             208 West Street                  Commercial and Retail
                                  Iola, Kansas  66749              Banking
Enterprise Bank, Plaza            444 W 47th Street Suite 110      Commercial and Retail
                                  Kansas City, Missouri  64112     Banking
Enterprise Bank, St. Louis        1281 North Warson Road           Operations Center
                                  St. Louis, Missouri 63132
Enterprise Merchant Banc, Inc.,   7400 W. 110th Street 5th Floor   Merchant Banking
 Overland Park                    Overland Park, Kansas  66210

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

No matters were submitted to a vote of security holders in the quarter ended December 31, 2001.

         ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 5, 2002, the Company had approximately 1,100 common stock shareholders of record and a market price of $10.50 per share. The common stock is not traded on an exchange but is traded on the Over-The-Counter Bulletin Board. The Company believes the high and low sale prices for the common stock and dividends declared were as follows in the quarters indicated:

                                      Dividends
                    Market Price      Declared
                  ----------------    ---------
    2000           High      Low
    ----
First Quarter     $18.25    $18.00     $.0125
Second Quarter     18.00     17.00      .0125
Third Quarter      17.75     14.75      .0125
Fourth Quarter     16.00     14.50      .0125

    2001
    ----
First Quarter     $16.00    $13.00     $.0150
Second Quarter     14.00     11.00      .0150
Third Quarter      13.50     11.25      .0150
Fourth Quarter     12.40     10.50      .0150

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

                         ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data should be read in connection with and are qualified by reference to the consolidated financial statements, related notes and "Managements Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. This selected financial data presented below is derived from the Company's audited consolidated financial statements as of and for the years ended: December 31, 2001, 2000, 1999, 1998 and 1997.

                    (in thousands, except per share amounts)

                                                                Year Ended December 31,
                                                                -----------------------
                                                   2001       2000       1999       1998       1997
                                                 --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA:
   Interest income                               $ 52,612   $ 56,030   $ 41,076   $ 33,505   $ 21,574
   Interest expense                                23,810     27,596     18,160     15,705      9,955
   Net interest income                             28,802     28,434     22,916     17,800     11,619
   Provision for loan losses                        3,230      1,043      2,496      1,361        875
   Noninterest income                              (1,275)     3,495      3,595      2,758        638
   Noninterest expense                             25,590     22,477     18,095     14,526      7,923
   (Loss) income before income tax expense         (1,293)     8,409      5,920      4,671      3,459
   Income tax expense                               1,242      3,208      2,335      1,725      1,203
   (Loss) income before cumulative effect of a
      change in accounting principle               (2,535)     5,201      3,585      2,946      2,256
   Cumulative effect on prior years of a
      change in asset classification                   --         --        121         --         --
   Net (loss) income                               (2,535)     5,201      3,706      2,946      2,256
       Loss (income) from merchant banking
           investments (after-tax)                  5,200       (167)         3          1          3
       Provision for loss on merchant banking
           loan (after-tax)                         1,100         --         --         --         --
   Operating earnings (a)                           3,765      5,034      3,709      2,947      2,259
PER SHARE DATA:
   Net (loss) income per share-basic             $  (0.28)  $   0.58   $   0.41   $   0.34   $   0.30
   Net (loss) income per share-diluted              (0.28)      0.54       0.39       0.32       0.29
   Cash dividends per share                         0.060      0.050      0.040      0.033      0.030
   Book value per share                              5.60       5.90       5.26       4.96       4.43
   Tangible book value per share                     5.37       5.64       4.99       4.66       4.09
BALANCE SHEET DATA:
   Balance sheet totals-end of period:
   Assets                                        $795,250   $710,938   $615,143   $488,066   $398,839
   Loans                                          642,053    556,793    480,891    354,927    293,893
   Allowance for loan losses                        7,296      7,097      6,758      4,430      3,170
   Deposits                                       714,353    632,437    542,329    433,203    356,635
   Guaranteed preferred beneficial interests
       in EBH-subordinated debentures              11,000     11,000     11,000         --         --
   Borrowings                                      15,399     11,191     12,417      9,205      3,674
   Shareholders' equity                            51,897     53,484     47,044     44,306     37,001
Average balance sheet amounts:
   Assets                                        $743,163   $662,157   $527,255   $425,701   $265,218
   Loans                                          613,539    517,381    429,408    328,761    203,344
   Earning assets                                 701,242    627,882    492,288    393,128    246,122
   Interest-bearing liabilities                   583,003    529,187    411,706    328,195    197,759
   Shareholders' equity                            56,623     50,132     46,261     41,148     30,997

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                        2001       2000       1999       1998       1997
                                                      --------   --------   --------   --------   --------
SELECTED RATIOS:
   Return on average equity                                N/A%     10.37%      7.88%      7.16%      7.28%
   Return on average tangible equity                       N/A      10.87       8.46       7.66       8.01
   Return on average assets                                N/A       0.79       0.70       0.69       0.85
   Efficiency ratio (noninterest expenses as
    a percentage of total revenues)                      92.96      70.40      68.25      70.66      64.64
   Average equity to average assets                       7.62       7.57       8.77       9.67      11.69
   Leverage ratio                                         8.18       9.41      10.62       9.76      12.88
   Net yield on average earning assets                    7.52       8.95       8.37       8.56       8.79
   Cost of interest-bearing liabilities                   4.08       5.21       4.41       4.79       5.05
   Net interest rate margin                               4.13       4.55       4.68       4.56       4.73
   Net interest rate spread                               3.44       3.74       3.96       3.77       3.74
   Nonperforming loans to total loans                     0.58       0.36       0.53       0.19       0.02
   Nonperforming assets to total assets                   0.49       0.29       0.48       0.30       0.21
   Net charge offs to average loans                       0.49       0.14       0.04       0.03       0.01
   Allowance for loan losses to total loans               1.14       1.27       1.41       1.25       1.08
   Dividend payout ratio                                   N/A       8.62       9.66       9.74       9.96
SELECTED RATIOS EXCLUDING MERCHANT
   BANKING INVESTMENTS AND LOANS (a)
   Return on average equity                               6.65      10.04       8.02       7.16       7.29
   Return on average assets                               0.51       0.76       0.70       0.69       0.85
   Efficiency ratio (non-interest expense as a
      percentage of total revenues)                      76.98      71.00       8.24      70.65      64.61

(a) Operating earnings are presented as supplemental information to enhance the reader's understanding of the Company's financial results excluding the impact of losses or income from merchant banking investments and loans. Operating earnings should not be viewed as a substitute for net income and earnings (losses) per share as determined in accordance with accounting principles generally accepted in the United States of America.

                 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 2001. Reference should be made to the accompanying consolidated financial statements and the selected financial data presented elsewhere and herein for an understanding of the following review.

The Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

Critical Accounting Policies

We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of the Company's results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The impact and any associated risks related to this policy on our business operations are discussed in the "Asset Quality" section below.

RESULTS OF OPERATIONS

Overview

The net loss was $2.5 million for the year ended December 31, 2001, a decrease of $7.7 million, compared to net income of $5.2 million for the same period in 2000. Basic (losses) earnings per share for the years ended December 31, 2001 and 2000 were $(0.28) and $0.58, respectively.

The net loss for 2001 is attributed primarily to $5.7 million in losses related to Merchant Banc investments. There was also a decrease in the net interest rate margin, an increase in the provision for loan losses, and an increase in noninterest expenses that contributed adversely to the 2001 results. The decrease in the net interest rate margin was precipitated by a dramatic decline in the interest rate environment since December 2000.

Net income was $5.2 million for the year ended December 31, 2000, an increase of 40% over net income of $3.7 million for the same period in 1999. Diluted earnings per share for the years ended December 31, 2000 and 1999 were $0.54 and $0.39 respectively.

The increase in net income during 2000 is attributed to an increase in the net interest income from growth in earning assets and a decrease in the provision for loan losses.

Net Interest Income

The largest component of the Company's net income is net interest income. Net interest income (presented on a tax equivalent basis) was $28.9 million, which yielded a net interest rate margin of 4.13% for the year ended December 31, 2001, compared to net interest income of $28.6 million and net interest rate margin of 4.55% for the same period in 2000.

The $355,000, or 1%, increase in tax equivalized net interest income was driven primarily by an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities. This was offset by a decrease in the interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets increased by 12%, or $73 million, to $701 million for the year ended December 31, 2001. The increase in earning assets, primarily loans, is attributable to the continued calling efforts of the Company's relationship officers. Average loans increased $96 million, or 19%, to $614 million in 2001 as compared to $517 million in 2000. The yield on average interest-earning assets decreased to 7.52% for the year ended December 31, 2001 from 8.95% for the same period in 2000. The decrease in asset yield was primarily due to a 475 basis point decrease in the prime rate since December of 2000 and a general decrease in market interest rates.

Average interest-bearing liabilities increased $54 million, or 10% to $583 million for the year ended December 31, 2001. The increase in demand deposits, interest-bearing transaction accounts, and money market accounts is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 4.08% in 2001 compared to 5.21% for the same period in 2000. This decrease is primarily attributed to the aforementioned decreases in the prime rate and declines in the market interest rates for all sources of funding.

Net interest income (presented on a tax equivalent basis) was $28.6 million, which yielded a net interest rate margin of 4.55%, for the year ended December 31, 2000, compared to net interest income of $23.1 million and net interest rate margin of 4.68% for the same period in 1999.

The $5.5 million, or 24%, increase in net interest income was driven primarily by a 28%, or $136 million, increase in average interest-earning assets to $628 million for the year ended December 31, 2000. The increase in the interest-earning assets, primarily loans, is attributable to the continued calling efforts of the Company's relationship officers and sustained economic growth in the local market served by the Company. Average loans increased $88 million, or 20%, to $517 million in 2000 compared to $429 million in 1999.

The yield on average interest-earning assets increased to 8.95% for the year ended December 31, 2000 from 8.37% for the same period in 1999. The increase in asset yield was primarily due to a 125 basis point increase in the prime rate since July of 1999 and a general increase in average yields on loans and investment securities. Average interest-earning assets increased to 94.82% of total assets in 2000 from 93.37% for the same period in 1999. The increase in net interest income was offset by a $117 million increase in average interest-bearing liabilities to $529 million in 2000 from $412 million during the same period in 1999. The cost of interest-bearing liabilities increased to 5.21% in 2000 compared to 4.41% for the same period in 1999. This increase is primarily attributed to the aforementioned increases in the prime rate and the addition of $11 million in guaranteed preferred beneficial interest in EBH-subordinated debentures.

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

The table on page 12 sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for each of the three years ended December 31, 2001, 2000, and 1999.

                                                                            Years ended December 31,
                                               ----------------------------------------   ----------------------------------------
                                                                 2001                                       2000
                                               ----------------------------------------   ----------------------------------------
                                                          Percent    Interest   Average              Percent    Interest   Average
                                               Average    of Total   Income/    Yield/    Average    of Total   Income/    Yield/
                                               Balance     Assets    Expense     Rate     Balance     Assets    Expense     Rate
                                               --------   --------   --------   -------   --------   --------   --------   -------
                                                                             (Dollars in Thousands)
Assets
Interest-earning assets:
 Loans (1)(2)                                  $613,539     82.55%   $48,803     7.95%    $517,381     78.14%   $49,231     9.52%
 Taxable investments in debt and equity
  securities                                     39,057      5.26      2,249     5.76       55,005      8.31      3,473     6.31
 Non-taxable investments in debt and equity
  securities(2)                                     294      0.04         26     8.96          700      0.11         54     7.75
 Federal funds sold                              47,778      6.43      1,634     3.42       54,773      8.27      3,410     6.23
 Interest-bearing deposits                          574      0.08         27     4.76           23      0.00          1     5.12
                                               --------    ------    -------              --------    ------    -------
Total interest-earning assets                   701,242     94.36     52,739     7.52      627,882     94.83     56,169     8.95
Non-interest-earning assets:
 Cash and due from banks                         24,624      3.31                           19,878      3.00
 Fixed assets, net                                9,475      1.27                            8,309      1.25
 Assets related to Merchant Banc investments      3,895      0.52                            2,046      0.31
 Prepaid expenses and other assets               11,213      1.51                           10,745      1.62
 Allowance for loan losses                       (7,286)    (0.98)                          (6,703)    (1.01)
                                               --------    ------                         --------    ------
 Total assets                                  $743,163    100.00%                        $662,157    100.00%
                                               ========    ======                         ========    ======

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
 Interest-bearing transaction accounts         $ 53,846      7.25%   $   555     1.03%    $ 48,781      7.37%   $   823     1.69%
 Money market accounts                          289,264     38.92      9,590     3.32      257,200     38.84     13,366     5.20
 Savings                                          7,706      1.04        157     2.04        7,178      1.08        185     2.58
 Certificates of deposit                        206,334     27.76     11,703     5.67      194,593     29.39     11,624     5.97
 Borrowed funds                                  14,853      2.00        764     5.14       10,435      1.58        545     5.22
 Guaranteed preferred beneficial interests
  in EBH-subordinated debentures                 11,000      1.48      1,042     9.48       11,000      1.66      1,053     9.58
                                               --------    ------    -------              --------    ------    -------
Total interest-bearing liabilities              583,003     78.45     23,811     4.08      529,187     79.92     27,596     5.21
Noninterest-bearing liabilities:
 Demand deposits                                100,103     13.47                           79,364     11.99
 Other liabilities                                3,434      0.46                            3,474      0.52
                                               --------    ------                         --------    ------
 Total liabilities                              686,540     92.38                          612,025     92.43
 Shareholders' equity                            56,623      7.62                           50,132      7.57
                                               --------    ------                         --------    ------
 Total liabilities & shareholders' equity      $743,163    100.00%                        $662,157    100.00%
                                               ========    ======                         ========    ======
Net interest income                                                  $28,928                                    $28,573
                                                                     =======                                    =======
Net interest spread                                                              3.44%                                      3.74%
Net interest margin(3)                                                           4.13%                                      4.55%
                                                                                 ====                                       ====

                                                        Years ended December 31,
                                               ----------------------------------------
                                                                 1999
                                               ----------------------------------------
                                                          Percent    Interest   Average
                                               Average    of Total   Income/    Yield/
                                               Balance    Assets     Expense    Rate
                                               --------   --------   --------   -------
                                                         (Dollars in Thousands)
Assets
Interest-earning assets:
 Loans (1)(2)                                  $429,408     81.44%   $37,820     8.81%
 Taxable investments in debt and equity
  securities                                     36,955      7.01      2,094     5.67
 Non-taxable investments in debt and equity
  securities(2)                                     935      0.18         70     7.49
 Federal funds sold                              24,957      4.73      1,231     4.93
 Interest-bearing deposits                           33      0.01          2     6.06
                                               --------    ------    -------
Total interest-earning assets                   492,288     93.37     41,217     8.37
Non-interest-earning assets:
 Cash and due from banks                         21,419      4.06
 Fixed assets, net                                7,813      1.48
 Assets related to Merchant Banc investments        890      0.17
 Prepaid expenses and other assets                9,678      1.83
 Allowance for loan losses                       (4,833)    (0.91)
                                               --------    ------
 Total assets                                  $527,255    100.00%
                                               ========    ======

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
 Interest-bearing transaction accounts         $ 44,477      8.43%   $   814     1.83%
 Money market accounts                          197,931     37.53      8,528     4.31
 Savings                                          6,935      1.32        179     2.58
 Certificates of deposit                        148,790     28.22      7,821     5.26
 Borrowed funds                                  11,595      2.20        632     5.45
 Guaranteed preferred beneficial interests
  in EBH-subordinated debentures                  1,978      0.38        186     9.40
                                               --------    ------    -------
Total interest-bearing liabilities              411,706     78.08     18,160     4.41
Noninterest-bearing liabilities:
 Demand deposits                                 66,044     12.53
 Other liabilities                                3,244      0.62
                                               --------    ------
 Total liabilities                              480,994     91.23
 Shareholders' equity                            46,261      8.77
                                               --------    ------
 Total liabilities & shareholders' equity      $527,255    100.00%
                                               ========    ======
Net interest income                                                  $23,057
                                                                     =======
Net interest spread                                                              3.96%
Net interest margin(3)                                                           4.68%
                                                                                 ====

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,310,000, $1,062,000, and $1,128,000 for 2001, 2000 and 1999, respectively.
(2) Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3)  Net interest income divided by average total interest earning assets

During 2001, an increase in the average volume of earning assets resulted in an increase in interest income of $7,036,000. Interest income decreased $10,466,000 due to a decrease in rates on earning assets. Increases in average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and notes payable resulted in an increase in interest expense of $2,498,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $6,283,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 2001 as compared to 2000 decreased interest income by $3,430,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities decreased interest expense by $3,785,000.

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                              2001 Compared to 2000              2000 Compared to 1999
                                           Increase (Decrease) Due to          Increase (Decrease) Due to
                                        --------------------------------    --------------------------------
                                        Volume(1)     Rate(2)      Net      Volume(1)    (Rate(2)      Net
                                        ---------     -------    -------    ---------    --------    -------
                                                              (Dollars in Thousands)
Interest earned on:
     Loans                               $8,381      $ (8,809)   $  (428)    $ 8,189      $3,222     $11,411
     Taxable investments in debt
        and equity securities              (941)         (283)    (1,224)      1,120         259       1,379
     Nontaxable investments in debt
        and equity securities (3)           (38)           10        (28)        (11)         (5)        (16)
     Federal funds sold                    (392)       (1,384)    (1,776)      1,785         394       2,179
     Interest- bearing deposits              26            --         26          (1)         (0)         (1)
                                         ------      --------    -------     -------      ------     -------
     Total interest-earning assets       $7,036      $(10,466)   $(3,430)    $11,082      $3,870     $14,952
                                         ------      --------    -------     -------      ------     -------

Interest paid on:
     Interest-bearing demand deposits    $   80      $   (348)   $  (268)    $    75      $  (66)    $     9
     Money market accounts                1,511        (5,287)    (3,776)      2,863       1,975       4,838
     Savings deposits                        --           (28)       (28)          6          --           6
     Time deposits                          680          (601)        79       2,644       1,159       3,803
     Borrowed funds                         227            (8)       219         (61)        (26)        (87)
     Guaranteed preferred beneficial
        interests in EBH-subordinated
        debentures                           --           (11)       (11)        863           4         867
                                         ------      --------    -------     -------      ------     -------
        Total                            $2,498      $ (6,283)   $(3,785)    $ 6,390      $3,046     $ 9,436
                                         ------      --------    -------     -------      ------     -------
                                                                                                       9,436
Net interest income (loss)               $4,538      $ (4,183)   $   355     $ 4,692      $  824     $ 5,516
                                         ======      ========    =======     =======      ======     =======

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

In 2002, the Company plans to manage the net interest rate margin more aggressively, including the use of derivative financial instruments and more disciplined pricing on loans and deposits. These actions should reduce the level of interest rate risk under various rate scenarios and result in less volatility of the interest rate margin.

Liquidity

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At December 31, 2001 the loan to deposit ratio was 90%, as compared to 88% at December 31, 2000. Federal funds sold, interest bearing deposits and investment securities were $98 million at December 31, 2001 as compared to $112 million at December 31, 2000. During 2001, the Company experienced loan growth of $85 million and deposit growth of $82 million. This decrease in the Company's liquidity position resulted in the utilization of maturing investment securities and federal funds sold balances to fund loan growth. The Company increased its Federal Home Loan Bank advances to $14 million at December 31, 2001 from $10 million at December 31, 2000.

The Company closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of December 31, 2001, the Company has over $119 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge and $8 million from the Federal Reserve Bank under a pledged loan agreement. Plans are in place in 2002 to increase the availability from this line of credit by pledging more loans. The Company also has access to over $50 million in overnight federal funds purchased from various banking institutions. Finally, since the Bank plans to remain a "well-capitalized" institution, it has the ability to sell up to $25 million in certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity.

Other Off-Balance Sheet Activities

In the normal course of business, the Company is party to activities that contain credit, market and operational risk that are not reflected in whole or part in the Company's consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Company provides customers with off-balance sheet credit support though loan commitments and standby letters of credit. Summarized credit-related financial instruments, including both commitments to extend credit and letter of credit at December 31, 2001 are as follows:

Unused loan commitments                 $242,784,209
Standby letters of credit               $ 13,402,288

$48,156,000 of the commitments expire in over a year. Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

Contractual Cash Obligations

In addition to owned banking facilities, the Company has entered into long-term leasing arrangements to support its ongoing activities. The required payments under such commitments and long-term debt at December 31, 2001 are as follows:

(Dollars in thousands)                        Less than
                                    Total      1 Year     1-5 years   Over 5 Years
                                   --------   ---------   ---------   ------------
Operating leases                   $  8,493   $  1,261     $ 3,606      $ 3,626
Certificates of Deposit             199,013    172,869      26,144           --
Guaranteed preferred beneficial
    interest in EBH-subordinated
    debentures                       11,000         --          --       11,000
Federal Home Loan Bank Advances      14,032      4,164       8,585        1,283

Interest Rate Sensitivity

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

The following table reflects the Company's GAP analysis (rate sensitive assets minus rate sensitive liabilities) as of December 31, 2001:

                                                        Over        Over         After
                                                      3 Months     1 Year       5 Years
                                          3 Months   Through 12    Through   or No Stated
                                           or Less    Months       5 Years     Maturity       Total
                                          --------   ----------   --------   ------------   --------
                                                           (Dollars in Thousands)
Assets:
     Investments in debt and
        equity securities                 $  8,117    $ 16,628    $ 19,239     $  2,084     $ 46,068
     Interest-bearing deposits               3,433          --          --           --        3,433
     Loans, net of unearned loan fees      440,493      56,689     131,139       13,732      642,053
     Loans held for sale                     8,936          --          --           --        8,936
     Federal funds sold                     48,625          --          --           --       48,625
                                          --------    --------    --------     --------     --------
           Total interest-sensitive
               assets                     $509,604    $ 73,317    $150,378     $ 15,816     $749,115
                                          --------    --------    --------     --------     --------
Liabilities:
     Interest-bearing transaction
        accounts                          $ 71,575    $     --    $     --     $     --     $ 71,575
     Money market and savings
        accounts                           317,117          --          --           --      317,117
     Certificates of deposit                48,836     124,033      26,144           --      199,013
     Guaranteed preferred
        beneficial interests in
        EBH-subordinated
        debentures                              --          --          --       11,000       11,000
Other borrowings                                --       5,531       8,585        1,283       15,399
                                          --------    --------    --------     --------     --------
        Total interest-sensitive
           liabilities                    $437,528    $129,564    $ 34,729     $ 12,283     $614,104
                                          ========    ========    ========     ========     ========
Interest-sensitivity GAP
     GAP by period                        $ 72,076    $(56,247)   $115,649     $  3,533     $135,011
                                          ========    ========    ========     ========     ========
     Cumulative GAP                       $ 72,076    $ 15,829    $131,478     $135,011     $135,011
                                          ========    ========    ========     ========     ========
Ratio of interest-sensitive assets
     to interest-sensitive liabilities:
        Periodic                              1.16        0.57        4.33         1.29         1.22
        Cumulative GAP                        1.16        1.03        1.22         1.22         1.22
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

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis for all periods except the 3 to 12 month period at December 31, 2001 based on contractual maturities. In this regard, a decrease in the general level of interest rates would generally have a negative effect on the Company's net interest income as the repricing of the larger volume of interest sensitive assets would create a larger reduction in interest income as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities. Likewise, an increase in the general level of interest rates would have a positive effect on net interest income.

As a policy, the Company focuses more attention to the cumulative GAP ratios than any specific periods ratios since the cumulative GAP takes into account the repricing nature of the assets and liabilities for a specific period plus all previous periods which would have been affected by interest rate movements.

The Company also applies positive and negative interest rate "shocks" to a static balance sheet using its asset/liability management software. This analysis helps measure interest rate sensitivity against certain policy limits.

Noninterest Income

The following table depicts the annual changes in various noninterest income categories:

                                               December 31,                                December 31,
                                  ----------------------------------------    --------------------------------------
                                             2001 versus 2000                             2000 versus 1999
                                  ----------------------------------------    --------------------------------------
                                    $Change         2001           2000        $Change        2000         1999
                                  -----------    -----------    ----------    ---------    ----------    -----------
Trust  and  financial  advisory
income                            $   574,249    $ 1,426,078    $  851,829    $ 257,019    $  851,829    $   594,810

Gain on sale of mortgage loans        734,739      1,238,441       503,702     (305,408)      503,702        809,110

(Loss) income from Merchant
     Banc investments              (5,985,819)    (5,716,138)      269,681      274,510       269,681         (4,829)

Gain on sale of securities             74,658         74,658            --           --            --             --

Gain  on  sale  of  other  real
estate                               (202,300)        12,630       214,930       84,880       214,930        130,050

Realized gain on trading assets          (500)            --           500     (201,954)          500        202,454

Service charges on deposit
     accounts                         102,285      1,298,611     1,196,326       10,962     1,196,326      1,185,364

Other service charges and fee
     income                           (66,773)       390,790       457,563     (220,993)      457,563        678,556
                                  -----------    -----------    ----------    ---------    ----------    -----------

       Total noninterest income   $(4,769,461)   $(1,274,930)   $3,494,531    $(100,984)   $3,494,531    $ 3,595,515
                                  ===========    ===========    ==========    =========    ==========    ===========

Total noninterest (loss) income was $(1,274,930) in 2001, representing a $4,769,461 decrease from 2000. Total noninterest income was $3,494,531 in 2000, representing a $100,984 decrease from 1999. The key to these differences is in understanding the trends associated with each income category.

The Company began offering trust and financial advisory services in October 1998. The $594,810 in fees during 1999 was the result of several life insurance and financial planning transaction fees. The $257,019 increase in fees to $851,829 during 2000 and the $574,249 increase in fees to $1,426,078 during 2001 was the result of increased transaction-based fee and assets under management at Enterprise Trust. Management expects these fees to continue to increase in future years.

The fluctuations in the gains on sale of mortgage loans was due to changes in the interest rate environment during 1999, 2000 and 2001. The $734,739 increase in the gains on the sale of mortgage loans during 2001 to $1,238,441 as compared to $503,702 during 2000 were due to a dramatic decrease in interest rates during 2001. This decrease in interest rates spurred residential mortgage loan refinancing and an increase in mortgage loans sold. Approximately 65% of the mortgage gains during 2001 were the result of refinanced loans, while refinancing of mortgage loans account for less than 25% of the mortgage gains in 2000. The demand for refinanced mortgage loans dramatically decreased during 2000 with the rise in interest rates. The Company generally sells its mortgage loans and the related servicing rights to various third party investors.

The (loss) income from Merchant Banc investments was ($5,716,138), $269,681 and ($4,829) during 2001, 2000 and 1999, respectively. Given the nature of merchant banking investments, the income or loss can be volatile. The increase in income from 1999 to 2000 was primarily due to a $175,000 merchant banking fee that the Company earned on one specific transaction. Management believes that the 2001 losses can be considered non-recurring in nature since they represent full writedowns on all merchant banking investments.

The significant increase in losses during 2001 is due to several factors. First, the Company recognized $3,800,000 of losses related to its investment in, and guarantees to, a Midwest manufacturing company

("Company-A") that supplies certain products primarily to the automotive industry. Company-A is highly leveraged, and as sales declined due to the slumping automotive industry during the last half of 2001, Company-A violated several of its loan covenants with its senior lender. The senior lender required an additional equity infusion in the fourth quarter of 2001 that has not been made and foreclosure is possible. Given these uncertainties, the Company could not predict any level of cash flows to support its $1,450,000 preferred equity investment and therefore wrote the balance off as of December 31, 2001. The remaining $2,300,000 of losses on Company-A relates to a letter of credit in favor of the mezzanine debt provider that the Company guaranteed for EMB LLC. Given the financial difficulties experienced by Company-A, most of the letter of credit had been drawn and the guarantee enforced. With no viable repayment source and continued cash flow shortages at Company A, the Company wrote off its $1,363,000 receivable from EMB LLC at December 31, 2001 and accrued a $1,000,000 loss for the remaining commitment under the letter of credit and guarantee as the Company believes it is probable this remaining commitment will be drawn.

Second, the Company wrote off its minority investment in, and a related receivable from, Fund I at December 31, 2001 totaling approximately $800,000. During the fourth quarter of 2001, Fund I was experiencing liquidity shortfalls as its capital commitments were nearly exhausted and its investments were not producing any cash flows. In addition, the Company believed that the net assets, and projected cash flows from the net assets, of Fund I could not support any asset valuation at December 31, 2001.

Third, the Company wrote off its minority investment in, and a receivable from, EMB LLC of approximately $1,000,000 at year-end. EMB LLC relies on management fees from the investment funds it manages (i.e. Fund I and Fund II). It also relied on working capital investments by the Company. In the fourth quarter of 2001, Funds I and II experienced liquidity issues. Economic factors impaired the performance of the portfolio companies of Fund I and Fund II, which in turn prevented opportunities to sell the healthy companies and forced some of the leveraged companies into bankruptcy. In addition, the ability of EMB LLC to make additional capital requests from the Funds' partners had diminished due to exhausted capital commitments. As a result of these factors, no predictable level of cash flows or earnings from this investment could support a value at December 31, 2001.

Finally, the Company has historically recorded its share of the income or loss recorded by EMB LLC and Fund I in accordance with the equity method of accounting. In 2001, both investments had operating losses for which the Company recorded approximately $117,000 in losses.

The gains on the sale of investment securities were $74,658 for 2001 as compared to $0 for 2000 and 1999. The Company sold several investment securities during 2001 for liquidity purposes.

The gain on sale of other real estate of $214,930 in 2000 and $130,050 in 1999 was a result of the sale of two separate parcels of foreclosed properties the Company has owned since 1992. Management considers this to be nonrecurring income.

In connection with the adoption of SFAS 133 in 1999, the Company elected to reclassify an equity investment from held-to-maturity to trading. The Company recorded a $197,546 gain by marking the asset to market during the second quarter of 1999, which is treated as a cumulative effect of a change in accounting principle. In the fourth quarter of 1999 the Company obtained a purchase agreement for the equity investment which resulted in a $202,454 gain. This gain was recognized as noninterest income. The asset was sold on February 2, 2000. Management considers this to be nonrecurring income.

Service charges on deposit accounts increased $102,285 to $1,298,611 during 2001 from $1,196,326 during 2000. This slight increase is a result of a decrease in the earnings credit on business accounts during the declining interest rate environment and an increase in deposit balances outstanding. Service charges on deposit accounts increased $10,962 to $1,196,326 during 2000 from $1,185,364 during 1999. As a result of the rising interest rate environment in 2000, the service charges did not increase in line with deposit growth compared to 1999. Higher interest rates resulted in higher earnings credit on deposit accounts which offset service charges.

Noninterest Expense

The following table depicts changes in noninterest expenses in the above mentioned operations:

                                    December 31, 2001 versus 2000                December 31, 2000 versus 1999
                              ----------------------------------------    ----------------------------------------
                               $ Change         2001          2000         $ Change         2000          1999
                              ----------    -----------    -----------    ----------    -----------    -----------
Salaries, payroll taxes and
employee benefits             $2,626,074    $15,877,831    $13,251,757    $2,647,554    $13,251,757    $10,604,203
Occupancy                        120,883      1,677,965      1,557,082       245,953      1,557,082      1,311,129
Furniture, equipment and
data processing                  366,468      2,173,548      1,807,080       326,655      1,807,080      1,480,425

Amortization of goodwill              --        190,567        190,567             1        190,567        190,566

Other                               (456)     5,669,602      5,670,058     1,161,424      5,670,058      4,508,634
                              ----------    -----------    -----------    ----------    -----------    -----------
Total noninterest expense     $3,112,969    $25,589,513    $22,476,544    $4,381,587    $22,476,544    $18,094,957
                              ==========    ===========    ===========    ==========    ===========    ===========

Total noninterest expense was $25,589,513 in 2001 representing a $3,112,969 or 14% increase from 2000. The increase in noninterest expense was primarily due to
1) the hiring of additional business development officers, staff and senior management; 2) increased commission-based activity in Enterprise Trust and mortgage; 3) costs related to information technology and communication upgrades; and 4) normal increases associated with continued growth.

Additional business development officers were hired at all of the business units except for Southeast Kansas and additional capacity was added in the Company's operations center to handle growth in volumes. The business development officers contributed to the strong loan and deposit growth experienced in 2001 and 2000. Throughout this two-year period, the Company also added senior management to strengthen the skills and depth of the existing management team. Management personnel added during the last two years include the following:

         President of Enterprise Bank
         Unit President in Overland Park
         Senior Lender for the Company
         Chief Financial Officer for the Company
         President of Enterprise Trust- Fiduciary side

Most of these additions along with the business development officers and staff were added during 2000, so the full year impact of these positions accounted for most of the $2.6 million increase in salary and employee benefit expenses. Also contributing to the increase in salaries expense are annual merit increases and promotional increases which approximate $500,000.

The financial advisory division of Enterprise Trust provides a commission-based compensation program to its producers. With the significant increases in financial planning fees, commissions related to this activity increased approximately $275,000.

The Company expanded its computer and data processing infrastructure for the additional Kansas locations and communication between the regions, which increased expenses. In February 2001, the Company completed a computer system conversion to bring the Kansas banks on the same core processing system utilized by the Company. The computer conversion, including fees to software vendors and training, increased noninterest expenses by approximately $100,000 during 2001. The Company also upgraded its telephone and voicemail systems during 2001. The upgrade allows direct connections between the Company's multiple locations and expanded capacity for future growth. This upgrade required the Company to write off the old phone systems which increased expenses by $120,000 during 2001.

Other noninterest expense was $5,669,602 during 2001, a slight decrease from 2000. During 2000, the Company expensed approximately $496,386 in legal, accounting, travel and other costs related to the merger completed in June 2000. Other noninterest expense increased $495,930, or 10%, after adjusting for the merger related expenses during 2000. This increase in other noninterest expenses is related to growth of the Company and is in line with previous increases.

Total noninterest expense was $22,476,544 in 2000 representing a $4,381,587, or 24%, increase from 1999. Increases in salaries, payroll taxes and employee benefits, occupancy expense, and data processing expenses are primarily due to:
1) increased activity and growth in trust and financial advisory operations started during 1998, 2) the investment in several additional new business development officers in the St. Louis region and additional management in the Kansas region, and 3) normal increases associated with growth. The Company implemented an internet banking product and check imaging system in 2000 to enhance customer service. Both programs increased noninterest expense during 2000. In addition, the Company expanded its computer and data processing infrastructure for the additional Kansas locations and communication between the regions, which also increased expenses. During 2000, the Company expensed approximately $496,386 in legal, accounting, travel, and other costs related to the merger. The remaining increase is attributed to normal operating expenses associated with growth. Other noninterest expenses, excluding costs related to the merger, were $5,173,672 for 2000, an increase of $665,038, or 15%, over 1999.

Income Taxes

Income tax expense was $1,241,944, $3,208,450, and $2,335,408 for 2001, 2000,
and 1999, respectively. In 2001, a valuation allowance was established in the amount of $1,041,080 related to losses on certain merchant banking investments. As of December 31, 2001, the Company had determined it is more likely than not that certain of the deferred tax assets related to the losses will not be realized. This adjustment resulted in income tax expense for 2001 in spite of a pre-tax loss. The effective tax rates were 38% and 39% for the years ended December 31, 2000, and 1999, respectively.

Fourth Quarter Results

The Company had $5,876,000 in net loss for the fourth quarter ended December 31, 2001 versus net income of $1,495,000 in the same period for 2000. This decline was due to several factors.

First, net interest income in the fourth quarter of 2001 declined $706,000 from the fourth quarter of 2000. While earning assets were higher in 2001, the net interest rate margin earned on those assets was significantly less. The drastic reductions in the prime rate during 2001 caused the loan portfolio to reprice faster than the core deposits funding those loans.

Second, the provision for loan losses was $2,460,000 in the fourth quarter of 2001 versus $280,000 in 2000. The increase of $2,180,000 is due to a $2,270,000 charge-off on a loan relationship at December 31, 2001 and increased risk in the loan portfolio evidenced by higher levels of non-performing assets and a weaker economic environment.

Third, non-interest (loss) income was ($4,430,000) in 2001 versus $1,029,000 in 2000, a decrease of $5,489,000. The decrease in non-interest income was caused by non-recurring losses on Merchant Banc investments of $5,675,000 versus income from those same investments of $162,000 in 2000, a

$5,837,000 decline. Offsetting this decline were increases in gains on the sale of mortgage loans of $226,000 and trust and financial advisory income of $186,000.

Finally, non-interest expense was $6,847,000 in 2001 versus $5,990,000 in 2000. This increase of $857,000 is due primarily to a $375,000 increase in salaries, a $153,000 increase in furniture and equipment expense and a $200,000 increase in legal and professional expenses.

FINANCIAL CONDITION

Total assets at December 31, 2001 were $795 million, an increase of $84 million, or 12%, over total assets of $711 million at December 31, 2000. Loans were $642 million, an increase of $85 million, or 15%, over total loans of $557 million at December 31, 2000. The increase in loans is attributed, in part, to the success of the Company's relationship officers efforts. Federal funds sold, interest-bearing deposits and investment securities were $98 million, a decrease of $14 million, or 13%, from a comparable balance of $112 million at December 31, 2000. The decrease resulted primarily from the shift in earning assets from short-term investments to loans during 2001.

Total deposits at December 31, 2001 were $714 million, an increase of $82 million, or 13%, over total deposits of $632 million at December 31, 2000. Most of the deposit growth occurred in demand, interest bearing transaction, and money market deposits. Demand deposits grew $21 million, or 20%, during 2001. Interest bearing transaction deposits grew $10 million, or 17%, during 2001. Money market deposits grew $38 million, or 14%, during 2001. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts of relationship officers and $18 million in deposit accounts referred by Moneta. Certificates of deposits increased $12 million, or 6%, during 2001.

Total shareholders' equity at December 31, 2001 was $52 million, a decrease of $2 million compared to shareholders' equity of $53 million at December 31, 2000. The decrease in equity is primarily due to a net loss of $2.5 million for the year ended December 31, 2001 and dividends paid to shareholders, offset by the exercise of incentive stock options, and changes in accumulated other comprehensive income.

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

Total deposits at December 31, 2000 were $632 million, an increase of $90 million, or 17%, over total deposits of $542 million at December 31, 1999. Most of the deposit growth occurred in demand, interest- bearing transaction, and money market deposits. Demand deposits grew $31 million, or 41%, during 2000. Interest-bearing transaction deposits grew $13 million, or 27%, during 2000. Money market deposits grew $53 million, or 24%, during 2000. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts of relationship officers and $12 million in money market accounts referred by Moneta. Certificates of deposits decreased $6 million, or 3%, during 2000. The Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company refers to such deposits as network CD's. The Bank chose to decrease the amount of network CDs by $15 million, or 33%, because of sufficient growth in other categories to meet loan demand. The $9 million in core certificates of deposit growth is due to an enhanced presence in the markets served by the Company.

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

Loan Portfolio

Loans, as a group, are the largest asset and the primary source of interest income for the Company. Diversification among different categories of loans reduces the risks associated with any single type of loan. The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:

                                                                 December 31,
                            -------------------------------------------------------------------------------------
                                    2001                 2000                  1999                    1998
                            -------------------   -------------------   -------------------   -------------------
                                       Percent                Percent               Percent               Percent
                                       of Total              of Total              of Total              of Total
                             Amount     Loans      Amount      Loans    Amount       Loans     Amount     Loans
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                              (Dollars in Thousands)
Commercial and industrial   $160,218     24.95%   $153,357     27.54%   $137,815     28.66%   $116,467     32.81%
Real estate:
     Commercial              167,378     26.07     134,133     24.09     103,471     21.51      46,351     13.06
     Construction            123,788     19.28     128,779     23.13     119,251     24.80      78,112     22.01
     Residential             162,100     25.25     114,212     20.51      95,916     19.95      90,762     25.57
Consumer and other            28,569      4.45      26,312      4.73      24,438      5.08      23,235      6.55
                            --------    ------    --------    ------    --------    ------    --------    ------

        Total loans         $642,053    100.00%   $556,793    100.00%   $480,891    100.00%   $354,927    100.00%
                            ========    ======    ========    ======    ========    ======    ========    ======

                                December 31,
                            -------------------
                                    1997
                            -------------------
                                        Percent
                                       of Total
                             Amount     Loans
                            --------   --------
                           (Dollars in Thousands)
Commercial and industrial   $ 95,499     32.50%
Real estate:
     Commercial               47,744     16.25
     Construction             50,793     17.28
     Residential              85,493     29.09
Consumer and other            14,354      4.88
                            --------    ------
        Total loans         $293,883    100.00%
                            ========    ======

In the St. Louis metropolitan, Overland Park, Kansas and Kansas City Plaza markets, the Bank grants commercial, residential and consumer loans primarily to small to medium sized businesses and their owners. In the Southeast Kansas market, loans are made to a wider range of businesses and consumers, including farmers. Overall, the Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector. However, a substantial portion of the portfolio is secured by real estate. As of December 31, 2001, $453 million in loans, or 71% of the loan portfolio, involved real estate as part or all of the collateral package, as compared to $377 million, or 68%, and $319 million, or 66%, in 2000 and 1999, respectively. As of December 31, 2001, $199 million, or 44%, of the real estate secured loans for 2001, were personal and business loans and loans on owner-occupied properties as compared to $164 million, or 43%, and $151 million, or 47%, for 2000 and 1999, respectively. Management views these types of loans as having less risk than traditional real estate loans because the primary source of repayment for these loans is not dependent upon the cash flow or sale of the real estate securing the loans. When evaluating the appropriateness of the allowance for loan losses, these loans are evaluated based on commercial considerations such as the financial condition, cash flow and income of the borrower as well as the value of all collateral securing the loans, including the market value of any real estate securing the loan.

The following table sets forth the interest rate sensitivity of the loan portfolio at December 31, 2001:

                                                   Loans Maturing or Repricing
                                     ----------------------------------------------------
                                                     After One
                                         In One       Through        After
                                     Year or Less    Five Years    Five Years      Total
                                     ------------    ----------    ----------    --------
                                                      (Dollars in Thousands)
Fixed Rate Loans /(1)/
----------------------

Commercial and industrial              $ 17,630       $ 29,513      $   455      $ 47,598
Real estate:
     Commercial                          17,725         53,561        6,344        77,630
     Construction                        11,735         14,236          730        26,701
     Residential                         18,706         25,855        6,063        50,624
Consumer and other                        3,956          7,974          140        12,070
                                       --------       --------      -------      --------
        Total                          $ 69,752       $131,139      $13,732      $214,623
                                       ========       ========      =======      ========

Variable Rate Loans /(1)/
-------------------------

Commercial and industrial              $112,620       $     --      $    --      $112,620
Real estate:
     Commercial                          89,748             --           --        89,748
     Construction                        97,087             --           --        97,087
     Residential                        111,476             --           --       111,476
Consumer and other                       16,499             --           --        16,499
                                       --------       --------      -------      --------
        Total                          $427,430       $     --      $    --      $427,430
                                       ========       ========      =======      ========

Total Loans /(1)/
-----------------

Commercial and industrial              $130,250       $ 29,513      $   455      $160,218
Real estate:
     Commercial                         107,473         53,561        6,344       167,378
     Construction                       108,822         14,236          730       123,788
     Residential                        130,182         25,855        6,063       162,100
Consumer and other                       20,455          7,974          140        28,569
                                       --------       --------      -------      --------
        Total                          $497,182       $131,139      $13,732      $642,053
                                       ========       ========      =======      ========

/(1)/ Loan balances are shown net of unearned loan fees and loans held for sale.

Asset Quality

The provision for loan losses was $3,230,000, $1,042,534, and $2,496,256 in 2001, 2000 and 1999, respectively. The increase in provision in 2001 as compared to 2000 reflects an increase in nonaccrual loans, net loans charged off, continued loan growth, and increased risk in the loan portfolio.

During 2001, loans increased $85 million as compared to loan growth of $76 million during 2000. The Company had net chargeoffs of $3,031,000 during 2001 as compared to net chargeoffs of $704,000 during 2000. In December 2001, the Company charged off a $2,270,000 loan participation purchased from one of the investment funds managed by EMB LLC. Most of the remaining charged off loans during 2001 and 2000 were from the loan portfolio of the Kansas Bank acquired in 2000. The Kansas Bank loans were made under a different underwriting and management review process than currently used by the Bank. The provision for loan loss decreased from 1999 to 2000 due to a large provision expense being recognized in 1999 related to the classification of a large commercial relationship. In December 1999, the Company made an additional $1 million provision for loan losses for two specific loans. During 2000, the decrease in provision reflects loan growth of $76 million during 2000 versus loan growth of $126 million during the same period in 1999.

The charge-off on the loan participation from Fund I noted above represents 72% of the loans charged off during 2001. During May 2001, the Company restructured a $1.5 million commercial loan on nonaccrual which resulted in a chargeoff of $270,000. The Company had specifically reserved for this loan relationship. During 2001, the Company charged off three additional large loan relationships, each in excess of $100,000 for a total of approximately $407,000. These four large loans account for over $677,000 or another 21% of the loans charged off during 2001.

In September 2000, the Kansas bank charged off one commercial loan in the amount of $495,000 which accounted for a substantial portion of the charged off loans during the year. The Company has charged off a total of $4,511,000 in loans from January 1, 1997 through December 31, 2001. Total recoveries for the same period are $477,000, resulting in a five-year net charge-off experience of $4,034,000, or 0.19%, per year of average loans for the same period.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance charged to expense:

                                                           December 31,
                                     --------------------------------------------------------
                                       2001        2000        1999        1998        1997
                                     --------    --------    --------    --------    --------
                                                      (Dollars in Thousands)
Allowance at beginning of period     $  7,097    $  6,758    $  4,430    $  3,170    $  1,950
                                     --------    --------    --------    --------    --------
Loans charged off:
    Commercial and industrial           2,538         682         109          48          90
    Real estate:
        Commercial                        279          48           2          39          45
        Construction                       --          --          --          --          --
        Residential                       165          32          --          --          27
    Consumer and other                    170          26         135          76          --
                                     --------    --------    --------    --------    --------
        Total loans charged off         3,152         788         246         163         162
                                     --------    --------    --------    --------    --------
Recoveries  of loans previously
    charged off:
        Commercial and industrial          38          63          33          36          44
        Real estate:
            Commercial                     25          --          21          10          50
            Construction                   --          --          --          --          --
            Residential                    52          13          --          --          38
    Consumer and other                      6           8          24          16          --
                                     --------    --------    --------    --------    --------
        Total recoveries of
            loans previously
            charged off                   121          84          78          62         132
                                     --------    --------    --------    --------    --------

    Net loans charged off               3,031         704         168         101          30
                                     --------    --------    --------    --------    --------
Provisions charged to operations        3,230       1,043       2,496       1,361         875
Allowance of acquired entity               --          --          --          --         375
                                     --------    --------    --------    --------    --------
Allowance at end of period           $  7,296    $  7,097    $  6,758    $  4,430    $  3,170
                                     ========    ========    ========    ========    ========

Average loans                        $613,539    $517,381    $429,408    $328,761    $203,344
Total loans                           642,053     556,793     480,892     354,927     293,883
Nonperforming loans                     3,749       2,005       2,559         666          50
Net charge offs
    to average loans                     0.49%       0.14%       0.04%       0.03%       0.01%
Allowance for loan losses to loans       1.14        1.27        1.41        1.25        1.08
Allowance for loan losses
    to nonperforming loans                195         353         264         665         N/M

The Company's credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in external audits and regulatory bank examinations. The system requires rating all loans at the time they are made.

Adversely rated credits, including loans requiring close monitoring, which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every three months, which are then discussed in formal meetings with the Asset Quality/Risk Management Area and the Executive Loan Committee. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the Executive Loan Committee generally at the time of the formal quarterly watch list review meetings.

Each month, management prepares a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of changes in the risk profiles of the portfolios, changes in past due and non-performing loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience. The calculated allowance for loan losses required for the portfolios are then compared to the actual allowance balances to determine the provision necessary to maintain the allowance for loan losses at an appropriate level. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of operations.

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

As of December 31, 2001, 2000, and 1999, the Company had 19, 12, and 21 impaired loans in the aggregate amounts of $3,748,970, $1,798,364, and $2,558,370, respectively, all of which are considered potential problem loans. From December 31, 2000 to December 31, 2001 the balance of impaired loans increased by $1.95 million.

The Company had foreclosed property in the amount of $138,000, $76,680, and $396,000, as of December 31, 2001, 2000, and 1999, respectively, which are considered nonperforming assets. Nonperforming assets increased from $2,082,000 at December 31, 2000 to $3,887,000 at December 31, 2001. The $1,805,000 increase in nonperforming assets was due primarily to the $1,243,000 restructured loan and a $708,000 increase in nonaccrual loans. Non-performing assets decreased from $2,955,000 at December 31, 1999 to $2,082,000 at December 31, 2000.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                          As of December 31,
                                                          ------------------
                                         2001        2000        1999        1998        1997
                                       --------    --------    --------    --------    --------
                                                        (Dollars in Thousands)
Nonaccrual loans                       $  2,506    $  1,798    $  2,485    $    581    $     50
Loans past due 90 days or more
   and still accruing interest               --         207          74          85          --
Restructured loans                        1,243          --          --          --          --
                                       --------    --------    --------    --------    --------
   Total nonperforming loans              3,749       2,005       2,559         666          50
Foreclosed real estate                      138          77         396         806         806
                                       --------    --------    --------    --------    --------
Total nonperforming assets             $  3,887    $  2,082    $  2,955    $  1,472    $    856
                                       ========    ========    ========    ========    ========

Total assets                           $795,250    $710,938    $615,143    $488,065    $398,839
Total loans, net of unearned
   loan fees                            642,053     556,793     480,892     354,927     293,883
Total loans plus foreclosed property    642,191     556,870     481,287     355,733     294,689

Nonperforming loans to total loans         0.58%       0.36%       0.53%       0.19%       0.02%
Nonperforming assets to total loans
   plus foreclosed property                0.61        0.37        0.61        0.41        0.29
Nonperforming assets to total assets       0.49        0.29        0.48        0.30        0.21

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

                                                   As of December 31,
                            ------------------------------------------------------------------
                                     2001                  2000                    1999
                            --------------------   --------------------   --------------------
                                         Percent                Percent               Percent
                                           of                     of                    of
                                        Category               Category               Category
                                         Total                  Total                  Total
                            Allowance    Loans     Allowance    Loans     Allowance    Loans
                            ---------   --------   ---------   --------   ---------   --------
                                             (Dollars in Thousands)
Commercial and industrial     $2,366      24.95%     $3,046      27.54%     $2,801      28.66%
Real estate:
     Commercial                1,915      26.07       1,589      24.09       1,437      21.51
     Construction                932      19.28         833      23.13         972      24.80
     Residential               1,625      25.25       1,026      20.51         959      19.95
Consumer and other               198       4.45         312       4.73         364       5.08
Not allocated                    260         --         291         --         225         --
                              ------     ------      ------     ------      ------     ------
     Total                    $7,296     100.00%     $7,097     100.00%     $6,758     100.00%
                              ======     ======      ======     ======      ======     ======

                                         As of December 31,
                            -------------------------------------------
                                    1998                   1997
                            --------------------   --------------------
                                        Percent                 Percent
                                          of                     of
                                        Category               Category
                                         Total                  Total
                            Allowance    Loans     Allowance    Loans
                            ---------   --------   ---------   --------
                                      (Dollars in Thousands)
Commercial and industrial     $1,625      32.81%     $  903      32.50%
Real estate:
     Commercial                  577      13.06         399      16.25
     Construction                688      22.01         489      17.28
     Residential                 896      25.57         777      29.09
Consumer and other               235       6.55         170       4.88
Not allocated                    409         --         432         --
                              ------     ------      ------     ------
     Total                    $4,430     100.00%     $3,170     100.00%
                              ======     ======      ======     ======

The above allocation by loan category does not mean that actual loan charge offs will be incurred in the categories indicated. The risk factors considered in determining the above allocation are the same as those used when determining the overall level of the allowance.

Investment Portfolio

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

                                                            December 31,
                                  ------------------------------------------------------------------
                                         2001                   2000                   1999
                                  --------------------   --------------------   --------------------
                                              Percent                Percent               Percent
                                             of Total               of Total               of Total
                                  Amount    Securities   Amount    Securities   Amount    Securities
                                  -------   ----------   -------   ----------   -------   ----------
                                                         (Dollars in Thousands)
U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                 $33,161      71.98%    $42,674      79.98%    $38,740      84.99%
Municipal bonds                       177       0.38         660       1.24         819       1.79
Mortgage-backed securities         11,091      24.08       7,474      14.01       3,245       7.10
Other securities                       32       0.07         282       0.53          32       0.07
Trading securities                     --         --          --         --         910       1.99
Capital stock of the Federal
   Reserve Bank and the Federal
    Home Loan Bank                  1,607       3.49       2,263       4.24       1,930       4.23
                                  -------     ------     -------     ------     -------     ------
                                  $46,068     100.00%    $53,353     100.00%    $45,676     100.00%
                                  =======     ======     =======     ======     =======     ======

As of December 31, 2001, debt securities with an amortized cost of $116,214 were classified as held to maturity securities and debt and equity securities with an amortized cost of $45,668,070 were classified as available for sale securities. The market valuation account for the available for sale securities was $284,072 to increase the recorded balance of such securities at December 31, 2001 to fair value on that date. The Company had no securities classified as trading at December 31, 2001.

As of December 31, 2000, debt securities with an amortized cost of $521,280 were classified as held to maturity securities and debt and equity securities with an amortized cost of $52,629,041 were classified as available for sale securities. The market valuation account for the available for sale securities was $202,842 to increase the recorded balance of such securities at December 31, 2000 to fair value on that date. The Company had no securities classified as trading at December 31, 2000.

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

The Company had one security classified as trading with a fair market value of $910,000 at December 31, 1999. The trading security was sold for $910,500 on February 2, 2000.

The following table summarizes maturity and yield information on the investment portfolio at December 31, 2001:


                                                           Carrying
                                                             Value    Yield (1)
                                                           --------   ---------
                                                          (Dollars in Thousands)
U.S. Treasury securities and obligations
     of U.S. government corporations and
     agencies:
        0 to 1 year                                        $23,204      6.16%
        1 to 5 years                                         9,957      5.80
        5 to 10 years                                           --        --
        No stated maturity                                      --        --
                                                           -------      ----
           Total                                           $33,161      6.05%
                                                           =======      ====
Municipal bonds:
        0 to 1 year                                        $   100      5.00%
        1 to 5 years                                            77      5.00
        5 to 10 years                                           --        --
        No stated maturity                                      --        --
                                                           -------      ----
           Total                                           $   177      5.00%
                                                           =======      ====
Mortgage backed securities:
        0 to 1 year                                        $ 1,441      6.80%
        1 to 5 years                                         9,205      3.62
        5 to 10 years                                          445      6.50
        No stated maturity                                      --        --
                                                           -------      ----
           Total                                            11,091      4.14%
                                                           =======      ====
Other securities, including capital
       stock of the Federal Reserve Bank
       and the Federal Home Loan Bank
        0 to 1 year                                        $    --        --%
        1 to 5 years                                            --        --
        5 to 10 years                                           32      8.75
        No stated maturity                                   1,607      6.53
                                                           -------      ----
           Total                                           $ 1,639      6.58%
                                                           =======      ====
Total
        0 to 1 year                                        $24,745      6.19%
        1 to 5 years                                        19,239      4.75
        5 to 10 years                                          477      6.65
        No stated maturity                                   1,607      6.53
                                                           -------      ----
           Total                                           $46,068      5.61%
                                                           =======      ====

(1) Weighted average tax-equivalent yield

Deposits

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

                                                                     December 31,
                               -------------------------------------------------------------------------------------
                                           2001                           2000                        1999
                               ---------------------------   --------------------------   --------------------------
                                                             (Dollars in Thousands)
                               Average    Interest           Average    Interest          Average    Interest
                               Balance    Expense    Rate    Balance    Expense    Rate   Balance    Expense    Rate
                               --------   --------   -----   --------   --------   ----   --------   --------   ----
Noninterest-bearing
     demand deposits           $100,103    $    --      --%  $ 79,364    $    --    --%   $ 66,044    $    --     --%
Interest-bearing transaction
     accounts                    53,846        555    1.03     48,781        823   1.69     44,477        814   1.83
Money market accounts           289,264      9,590    3.32    257,200     13,366   5.20    197,931      8,528   4.31
Savings accounts                  7,706        157    2.04      7,178        185   2.58      6,935        179   2.58
Certificates of deposit         206,334     11,703    5.67    194,593     11,624   5.97    148,790      7,821   5.26
                               --------    -------   ----    --------    -------   ----   --------    -------   ----
                               $657,253    $22,005   3.35%   $587,116    $25,998   4.43%  $464,177    $17,342   3.74%
                               ========    =======   ====    ========    =======   ====   ========    =======   ====

Since inception, the Company has experienced rapid loan and deposit growth primarily due to aggressive direct calling efforts of relationship officers. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company used this source of deposits for over five years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $30 million at December 31, 2001 and 2000 and $45 million at December 31, 1999 in deposits from the national network. Going forward the Bank expects to use certificate of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificate of deposit program) as they generally have lower overall costs versus the national network.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 2001:

     Remaining Maturity                              Amount
     ------------------                              ------
                                             (Dollars in Thousands)

Three months or less                                 $33,204
Over three through six months                         17,361
Over six through twelve months                        31,465
Over twelve months                                     7,294
                                                      ------
                                                     $89,324
                                                     =======

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (ALCO). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by management include the standard GAP report subject to different rate shock scenarios. At December 31, 2001, the rate shock scenario models indicated that annual net interest income would change by less than 15% should rates rise or fall within 200 basis points from their current level over a one year period.

In January 2002, the Bank executed two interest rate swaps in order to limit exposure from further falling rates. The first swap had a $40 million notional amount, a term of two years and obligated the Bank to pay a floating amount and receive a fixed amount. The second swap was also a "receive fixed" but had a notional amount of $20 million and a term of three years. The swaps qualify as "cash flow hedges" under SFAS 133.

The following tables present the scheduled maturity of market risk sensitive instruments at December 31, 2001:

                                                                                     Beyond 5
                                                                                     Years or
                                                                                        No
                                                                                      Stated
                                   Year 1    Year 2    Year 3    Year 4    Year 5    Maturity    Total
                                  --------   -------   -------   -------   -------   --------   --------
                                                             (Dollars in thousands)
Assets:
    Investment in debt and
         equity securities        $ 24,745   $ 6,704   $ 5,926   $ 3,042   $ 3,567   $ 2,084    $ 46,068
    Interest-bearing
        deposits                     3,433        --        --        --        --        --       3,433
    Federal funds sold              48,625        --        --        --        --        --      48,625
    Loans                          497,183    25,879    73,108    16,676    15,475    13,732     642,053
    Loans held for sale              8,936        --        --        --        --        --       8,936
                                  --------   -------   -------   -------   -------   -------    --------
        Total                     $582,922   $32,583   $79,034   $19,718   $19,042   $15,816    $749,115
                                  ========   =======   =======   =======   =======   =======    ========

Liabilities:
    Savings, now, money
        market deposits           $388,692   $    --   $    --   $    --   $    --   $    --    $388,692

    Certificates of deposit        172,869    19,824     3,980     1,727       613        --     199,013
    Guaranteed preferred
        beneficial interests in
        EBH-subordinated
        debentures                      --        --        --        --        --    11,000      11,000
    Other borrowed funds             5,531     3,450     3,435     1,150       550     1,283      15,399
                                  --------   -------   -------   -------   -------   -------    --------
        Total                     $567,092   $23,274   $ 7,415   $ 2,877   $ 1,163   $12,283    $614,104
                                  ========   =======   =======   =======   =======   =======    ========

                                               Average       Estimated
                                   Total     Interest Rate   Fair Value
                                  --------   -------------   ----------
Assets:
    Securities                    $ 46,068       5.78%          46,069
    Interest-bearing deposits        3,433       4.76            3,433
    Federal funds sold              48,625       3.42           48,625
    Loans                          642,053       7.95          649,095
    Loans held for sale              8,936                       8,936
                                  --------                    --------
           Total                  $749,115                    $756,158
                                  ========                    ========

Liabilities:
    Savings, now, money
    market deposits               $388,692       2.94%        $388,692
    Certificates of deposit        199,013       5.67          202,202
    Guaranteed preferred
        beneficial interests in
        EBH-subordinated
        debentures                  11,000       9.48%          11,126
    Other borrowed funds            15,399       5.14           15,573
                                  --------                    --------
    Total                         $614,104                    $617,593
                                  ========                    ========

Capital Adequacy

Risk-based capital guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital to average total assets for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and debt considered equity for regulatory capital purposes.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                   December 31,
                                              -----------------------
                                               2001     2000     1999
                                              -----    -----    -----

Tier 1 capital to risk weighted assets         9.29%   10.60%   11.15%
Total capital to risk weighted assets         10.41    11.79    12.35
Leverage ratio (Tier 1 capital to
  average assets)                              8.18     9.41    10.62
Tangible capital to tangible assets            8.56     9.75     7.68

At December 31, 2001, the Company's Tier 1 capital was $61 million compared to $62 million and $56 million at December 31, 2000 and 1999, respectively. At December 31, 2001, the Company's total capital was $68 million compared to $69 million and $62 million at December 31, 2000 and 1999, respectively.

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

Federal Financial Holding and Bank Holding Company Regulation

The Company is a bank holding company under the definition of the Bank Holding Company Act of 1956 (the "BHCA"). In 2001, the Company elected to become a Financial Holding Company ("FHC"), as provided for under the Gramm-Leach-Bliley Act ("GLBA") which amended the BHCA. As such, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company, however, is still subject to regulation as a bank holding company.

GLBA permits an FHC and its affiliates, with certain restrictions, to engage activities that are considered "financial in nature" or incidental or complementary to such activities. Other than as provided by GLBA, the Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be closely related to banking.

Investments, Control and Activities. With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Federal legislation permits bank holding companies to acquire control of banks throughout the United States.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company (such as the Company). Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under Federal Reserve regulations applicable to the Company, control will be refutably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities once the Company registers the common stock under the Securities and Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be "financial in nature" or incidental or complementary to such activities, which includes those activities so closely related to banking or managing or controlling banks as to be a related activity. Activities which are expressly considered financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include investment in and management of Small Business Investment Companies, making or servicing loans and certain types of leases, engaging in certain insurance and brokerage activities, performing data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in limited projects designed primarily to promote community welfare.

FHC Activities. In general, the expanded powers under GLBA are reserved to FHC's and banks, where all depository institutions affiliated with them are well capitalized and well managed based on applicable banking regulations and meet specified Community Reinvestment Act ratings. GLBA authorizes the Federal Reserve and the United States Treasury, in cooperation with one another, to determine what activities, in addition to those discussed previously, are permissible as financial in nature. Maintenance of activities which are financial in nature will require FHC's and banks to continue to satisfy applicable well capitalized and well managed requirements. Bank holding companies which do not qualify for FHC status are limited to non-banking activities deemed closely related to banking prior to adoption of GLBA.

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

Privacy Regulations. GLBA also adopts restrictions on financial institutions regarding the sharing of customer non-public personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. GLBA also imposes periodic disclosure requirements concerning the financial institution's policies and practices regarding data sharing with affiliated and non-affiliated parties.

Recent Developments: The terrorist attacks in September, 2001 have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") has already been passed into law. Among its other provisions, the USA PATRIOT Act requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) implement certain due diligence policies, procedures and controls with regard to correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. It is anticipated that regulations interpreting the USA PATRIOT Act will be issued during 2002.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company (or an FHC) to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

Bank Regulation

General. As of December 31, 2001, the Company is the holding company for Enterprise Bank, a Missouri chartered bank. The Bank is not a member of the Federal Reserve system. The Missouri Division of Finance and the FDIC are primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing these and provision of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance. The deposits of the Bank are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. An insurance fund is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires premiums from a depository institution based upon its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.

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

Included on pages 38 through 44, below.

                                    PART III
                                    --------

                                   MANAGEMENT
                                   ----------

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to pages [2] through [14] of the Company's Proxy Statement for its annual meeting to be held on Monday, April 29, 2002, at the Marriott West which is located at 600 Maryville Centre Drive, St. Louis, Missouri 63141. The meeting will be held at 8:30 a.m.
                         ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to pages [6] through [10] of the Company's Proxy Statement for its annual meeting to be held on Monday, April 29, 2002, at the Marriott West which is located at 600 Maryville Centre Drive, St. Louis, Missouri 63141. The meeting will be held at 8:30 a.m.

            ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The information required by this item is incorporated herein by reference to pages [11] through [13] of the Company's Proxy Statement for its annual meeting to be held on Monday, April 29, 2002, at the Marriott West which is located at 600 Maryville Centre Drive, St. Louis, Missouri 63141. The meeting will be held at 8:30 a.m.

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

                ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as part of this Report:

     Enterbank Holdings Inc. and subsidiaries
     ----------------------------------------

     1.   Financial Statements:                                      Page Number
          --------------------                                       -----------

          Independent auditors' report                                    37
          Consolidated Balance Sheets
             at December 31, 2001 and 2000                                38
          Consolidated Statements of Operations for the years
             ended December 31, 2001, 2000, and 1999                      39
          Consolidated Statements of Shareholders' Equity
             for the years ended December 31, 2001, 2000 and 1999         41
          Consolidated Statements of Cash Flows for the
             years ended December 31, 2001, 2000 and 1999                 42
          Consolidated Statements of Comprehensive Income
             for the years ended December 31, 2001, 2000 and 1999         44
          Notes to Consolidated Financial Statements                      45

     2.   Financial Statement Schedules
          -----------------------------
          None other than those included in the Notes to Consolidated Financial Statements.

     3.   Exhibits
          --------
          See Exhibit Index

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.

                          Independent Auditors' Report

     The Board of Directors and Shareholders
     Enterbank Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Enterbank Holdings, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterbank Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     KPMG LLP

     St. Louis, Missouri
     March 27, 2002

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                               Assets                                          2001           2000
                               ------                                      ------------   ------------
Cash and due from banks                                                    $ 32,178,155   $ 25,933,462
Federal funds sold                                                           48,624,680     58,302,921
Interest-bearing deposits                                                     3,433,351         39,987
Investments in debt and equity securities:
     Available for sale, at estimated fair value                             45,952,142     52,831,883
     Held to maturity, at amortized cost (estimated fair
        value of $116,633 in 2001 and $519,442 in 2000)                         116,214        521,280
                                                                           ------------   ------------
           Total investments in debt and equity securities                   46,068,356     53,353,163
                                                                           ------------   ------------
Loans held for sale                                                           8,936,042        945,095
Loans, less unearned loan fees                                              642,053,483    556,792,591
     Less allowance for loan losses                                           7,295,916      7,096,544
                                                                           ------------   ------------
           Loans, net                                                       634,757,567    549,696,047
                                                                           ------------   ------------
Other real estate owned                                                         138,000         76,680
Fixed assets, net                                                             9,999,432      8,792,020
Accrued interest receivable                                                   3,140,912      4,258,710
Assets related to Merchant Banc investments                                          --      3,408,375
Goodwill                                                                      2,087,537      2,278,104
Prepaid expenses and other assets                                             5,885,531      3,853,774
                                                                           ------------   ------------
           Total assets                                                    $795,249,563   $710,938,338
                                                                           ============   ============
                     Liabilities and Shareholders' Equity
                     ------------------------------------
Deposits:
     Demand                                                                $126,648,048   $105,649,983
     Interest-bearing transaction accounts                                   71,574,686     61,314,029
     Money market accounts                                                  309,355,326    271,060,782
     Savings                                                                  7,761,917      7,326,217
     Certificates of deposit:
        $100,000 and over                                                    89,323,516     84,535,714
        Other                                                               109,689,672    102,550,712
                                                                           ------------   ------------
           Total deposits                                                   714,353,165    632,437,437
Guaranteed preferred beneficial interests in EBH-subordinated debentures     11,000,000     11,000,000
Federal Home Loan Bank advances                                              14,032,385      9,965,899
Federal funds purchased                                                              --      1,225,000
Notes payable                                                                 1,366,667             --
Accrued interest payable                                                      1,208,549      1,687,288
Accounts payable and accrued expenses                                         1,392,194      1,138,931
                                                                           ------------   ------------
           Total liabilities                                                743,352,960    657,454,555
                                                                           ------------   ------------
Shareholders' equity:
     Common stock, $.01 par value; 20,000,000
        shares authorized; 9,270,667 issued  and
        outstanding at December 31, 2001, and 9,072,521
        issued and outstanding at December 31, 2000                              92,707         90,725
     Surplus                                                                 37,288,725     35,840,371
     Retained earnings                                                       14,330,784     17,418,811
     Accumulated other comprehensive income                                     184,387        133,876
                                                                           ------------   ------------
           Total shareholders' equity                                        51,896,603     53,483,783
                                                                           ------------   ------------
           Total liabilities and shareholders' equity                      $795,249,563   $710,938,338
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 2001, 2000, and 1999

                                                              2001            2000           1999
                                                          ------------    -----------    ------------
Interest income:
     Interest and fees on loans                           $ 48,684,303    $49,110,601    $ 37,704,318
     Interest on debt and equity securities:
        Taxable                                              2,129,348      3,328,199       1,976,574
        Nontaxable                                              17,378         35,801          46,027
     Interest on federal funds sold                          1,634,289      3,410,002       1,230,721
     Interest on interest-earning deposits                      27,332          1,183           1,107
     Dividends on equity securities                            119,461        144,566         117,261
                                                          ------------    -----------    ------------
               Total interest income                        52,612,111     56,030,352      41,076,008
                                                          ------------    -----------    ------------
Interest expense:
     Interest-earning transaction accounts                     554,671        823,133         814,184
     Money market accounts                                   9,589,652     13,365,785       8,528,748
     Savings                                                   156,665        185,127         179,029
     Certificates of deposit:
        $100,000 and over                                    5,106,034      4,689,220       2,696,800
        Other                                                6,597,185      6,934,653       5,123,408
     Other borrowed funds                                      763,769        544,657         631,327
     Guaranteed preferred beneficial interests
            in EBH-subordinated debentures                   1,042,439      1,053,334         186,605
                                                          ------------    -----------    ------------
               Total interest expense                       23,810,415     27,595,909      18,160,101
                                                          ------------    -----------    ------------
               Net interest income                          28,801,696     28,434,443      22,915,907
Provision for loan losses                                    3,230,000      1,042,534       2,496,256
                                                          ------------    -----------    ------------
               Net interest income after
                  provision for loan losses                 25,571,696     27,391,909      20,419,651
                                                          ------------    -----------    ------------
Noninterest income:
     Service charges on deposit accounts                     1,298,611      1,196,326       1,185,364
     Trust and financial advisory income                     1,426,078        851,829         594,810
     Realized gain on trading security                              --            500         202,454
     Other service charges and fee income                      390,790        457,563         678,556
     Gain on sale of other real estate                          12,630        214,930         130,050
     Gain on sale of mortgage loans                          1,238,441        503,702         809,110
     Gain on sale of securities                                 74,658             --              --
     (Loss) income from Merchant Banc investments           (5,716,138)       269,681          (4,829)
                                                          ------------    -----------    ------------
               Total noninterest income                     (1,274,930)     3,494,531       3,595,515
                                                          ------------    -----------    ------------
Noninterest expense:
     Salaries                                               13,438,811     11,045,439       9,007,536
     Payroll taxes and employee benefits                     2,439,020      2,206,318       1,596,667
     Occupancy                                               1,677,965      1,557,082       1,311,129
     Furniture and equipment                                 1,081,314        722,703         674,421
     Data processing                                         1,092,234      1,084,377         806,004
     Amortization of goodwill                                  190,567        190,567         190,566
     Other                                                   5,669,602      5,670,058       4,508,634
                                                          ------------    -----------    ------------
               Total noninterest expense                    25,589,513     22,476,544      18,094,957
                                                          ------------    -----------    ------------
     (Loss) income before income tax expense                (1,292,747)     8,409,896       5,920,209
Income tax expense                                           1,241,944      3,208,450       2,335,408
                                                          ------------    -----------    ------------
     (Loss) income before cumulative effect of a change
        in accounting principle                             (2,534,691)     5,201,446       3,584,801
Cumulative effect  on prior years of a change in
        asset classification, net of taxes                          --             --         121,491
                                                          ------------    -----------    ------------
Net (loss) income                                         $ (2,534,691)   $ 5,201,446    $  3,706,292
                                                          ============    ===========    ============

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                  Years Ended December 31, 2001, 2000, and 1999

                                                        2001        2000         1999
                                                    ----------   ----------   ----------
Per share amounts
    Basic (losses) earnings per share:
       (Loss) income before cumulative effect
          of change in accounting principle         $    (0.28)  $     0.58   $     0.40
       Cumulative effect on prior years of a
          change in asset classification                    --           --         0.01
                                                    ----------   ----------   ----------
             Net (loss) income                      $    (0.28)  $     0.58   $     0.41
                                                    ==========   ==========   ==========
       Basic weighted average common shares
          outstanding                                9,203,224    8,990,605    8,953,717

    Diluted (losses) earnings per share:
       (Loss) income before cumulative effect
          of change in accounting principle         $    (0.28)  $     0.54   $     0.38
       Cumulative effect on prior years of a
          change in asset classification                    --           --         0.01
                                                    ----------   ----------   ----------
             Net (loss) income                      $    (0.28)  $     0.54   $     0.39
                                                    ==========   ==========   ==========
       Diluted weighted average common
          shares outstanding                         9,203,224    9,684,752    9,596,490

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 2001, 2000 and 1999

                                     Common Stock
                                --------------------                     Retained
                                 Shares       Amount      Surplus        earnings
                                ---------    -------    -----------    -----------
Balance December 31, 1998       8,933,020    $89,330    $34,956,974    $ 9,201,915
Net income                             --         --             --      3,706,292
Dividends declared
     ($.04 per share)                  --         --             --       (285,577)
Stock options exercised            28,125        281         69,404             --
Issuance of common stock            9,214         92        107,408             --
Purchase of treasury stock             --         --             --             --
Other comprehensive income             --         --             --             --
                                ---------    -------    -----------    -----------
Balance December 31, 1999       8,970,359     89,703     35,133,786     12,622,630
Net income                             --         --             --      5,201,446
Dividends declared
     ($.05 per share)                  --         --             --       (405,265)
Stock options exercised           134,621      1,346        802,779             --
Issuance of common stock              970         10         10,324             --
Option surplus                         --         --        283,148             --
Retirement of treasury stock      (33,429)      (334)      (389,666)            --
Other comprehensive income             --         --             --             --
                                ---------    -------    -----------    -----------
Balance December 31, 2000       9,072,521     90,725     35,840,371     17,418,811
Net loss                               --         --             --     (2,534,691)
Dividends declared
     ($.06 per share)                  --         --             --       (553,336)
Stock options exercised           198,146      1,982      1,257,061             --
Option surplus                         --         --        191,293             --
Other comprehensive income             --         --             --             --
                                ---------    -------    -----------    -----------
Balance December 31, 2001       9,270,667    $92,707    $37,288,725    $14,330,784
                                =========    =======    ===========    ===========

                                 Accumulated                    Total
                                    other                       share-
                                comprehensive    Treasury       holders'
                                income (loss)     stock        equity
                                -------------    ---------    -----------
Balance December 31, 1998         $  57,359      $      --    $44,305,578
Net income                               --             --      3,706,292
Dividends declared
     ($.04 per share)                    --             --       (285,577)
Stock options exercised                  --             --         69,685
Issuance of common stock                 --             --        107,500
Purchase of treasury stock               --       (390,000)      (390,000)
Other comprehensive income         (469,882)            --       (469,882)
                                  ---------      ---------    -----------
Balance December 31, 1999          (412,523)      (390,000)    47,043,596
Net income                               --             --      5,201,446
Dividends declared
     ($.05 per share)                    --             --       (405,265)
Stock options exercised                  --             --        804,125
Issuance of common stock                 --             --         10,334
Option surplus                           --             --        283,148
Retirement of treasury stock             --        390,000             --
Other comprehensive income          546,399             --        546,399
                                  ---------      ---------    -----------
Balance December 31, 2000           133,876             --     53,483,783
Net loss                                 --             --     (2,534,691)
Dividends declared
     ($.06 per share)                    --             --       (553,336)
Stock options exercised                  --             --      1,259,043
Option surplus                           --             --        191,293
Other comprehensive income           50,511                        50,511
                                  ---------      ---------    -----------
Balance December 31, 2001         $ 184,387      $      --    $51,896,603
                                  =========      =========    ===========

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                               2001           2000            1999
                                                                          ------------    ------------    -------------
Cash flows from operating activities:
  Net (loss) income                                                       $ (2,534,691)   $  5,201,446    $   3,706,292
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
       Cumulative effect of change in accounting principle, net of tax              --              --         (121,491)
       Depreciation and amortization                                         1,720,967       1,399,929        1,110,234
       Provision for loan losses                                             3,230,000       1,042,534        2,496,256
       Gain on sale of other real estate owned                                 (12,630)       (214,930)        (130,050)
       Proceeds from sale of trading security                                       --         910,500               --
       Realized gain on sale of trading security                                    --            (500)        (202,454)
       Increase in trading security                                                 --              --         (400,000)
       Net amortization (accretion) of debt and equity securities              195,293         (93,459)        (133,779)
       Gain on sale of available  for sale  investment securities              (74,658)             --               --
       Loss (income) from Merchant Banc investments                          5,716,138        (269,681)           4,829
       Mortgage loans originated                                           (94,327,259)    (36,538,187)     (56,541,117)
       Proceeds from mortgage loans sold                                    87,574,753      37,535,129       62,184,016
       Gain on sale of mortgage loans                                       (1,238,441)       (503,702)        (809,110)
       Write off of fixed assets                                               104,174              --               --
       Noncash compensation expense attributed to stock option grants          191,293         283,148               --
       Decrease (increase) in accrued interest receivable                    1,117,798        (703,095)      (1,034,026)
       (Decrease) increase in accrued interest payable                        (478,739)        395,133          207,601
       Deferred income tax benefit                                          (1,739,479)       (173,148)        (884,732)
       Other, net                                                             (864,697)       (238,132)          40,123
                                                                          ------------    ------------    -------------
       Net cash (used in) provided by operating activities                  (1,420,178)      8,032,985        9,492,592
                                                                          ------------    ------------    -------------
Cash flows from investing activities:
  Purchases of available for sale debt securities                          (67,809,110)    (35,037,422)     (36,903,835)
  Purchases of held to maturity securities                                    (101,195)             --         (100,000)
  Proceeds from sale of available for sale debt securities                   3,036,792              --               --
  Proceeds from redemption of equity securities                                655,250              --               --
  Proceeds from maturities and principal paydowns on available for sale
     debt and equity securities                                             70,941,026      27,221,293       56,280,542
  Proceeds from maturities and principal paydowns on held to maturity
     debt securities                                                           500,000         150,000          103,000
  Proceeds from sale of other real estate                                      313,630         653,002          540,050
  Net increase in loans                                                    (88,685,089)    (76,766,232)    (126,210,752)
  Recoveries of loans previously charged off                                   121,249          84,230           78,478
  Increase in note receivable from Enterprise Merchant Banc LLC             (1,362,779)             --               --
  Proceeds from sale of fixed assets                                            30,600              --           28,522
  Purchases of fixed assets                                                 (2,868,183)     (2,018,658)        (901,813)
  Additional Merchant Banc investments                                        (221,785)     (1,514,686)        (699,064)
                                                                          ------------    ------------    -------------
       Net cash used in investing activities                               (85,449,594)    (87,228,473)    (107,784,872)
                                                                          ------------    ------------    -------------

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2000 and 1999

                                                                        2001           2000            1999
                                                                    -----------    ------------    ------------
Cash flows from financing activities:
   Net increase in non-interest bearing deposit accounts             20,998,065      30,604,280       3,376,469
   Net increase in interest bearing deposit accounts                 60,917,663      59,504,530     105,749,088
   (Decrease) increase in federal funds purchased                    (1,225,000)        (75,000)      1,300,000
   Maturities and paydowns of Federal Home Loan Bank advances        (6,083,514)     (1,150,931)             --
   Proceeds from borrowings of Federal Home Loan Bank advances       10,150,000              --       1,911,818
   Repayments of notes payable                                         (133,333)             --      (5,000,000)
   Proceeds from issuance of subordinated debentures                         --              --      11,000,000
   Proceeds from borrowings of notes payable                          1,500,000              --       5,000,000
   Cash dividends paid                                                 (553,336)       (405,265)       (285,577)
   Proceeds from the issuance of common stock                                --          10,334         107,500
   Proceeds from the exercise of common stock options                 1,259,043         804,125          69,685
   Purchase of treasury stock                                                --              --        (390,000)
                                                                    -----------    ------------    ------------
      Net cash provided by financing activities                      86,829,588      89,292,073     122,838,983
                                                                    -----------    ------------    ------------
      Net (decrease) increase in cash and cash equivalents              (40,184)     10,096,585      24,546,703

Cash and cash equivalents, beginning of year                         84,276,370      74,179,785      49,633,082
                                                                    -----------    ------------    ------------
Cash and cash equivalents, end of year                              $84,236,186    $ 84,276,370    $ 74,179,785
                                                                    ===========    ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                      $24,289,154    $ 27,200,776    $ 17,788,374
      Income taxes                                                    3,776,300       3,959,352       2,245,189
                                                                    ===========    ============    ============
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans   $    90,000    $     76,680    $     42,000
      Loans made to facilitate sale of other real estate owned           28,680              --         515,240
      Transfer of held to maturity security to trading                       --              --         510,000
      Retirement of treasury stock                                           --         390,000              --
                                                                    ===========    ============    ============

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999

                                                          2001          2000         1999
                                                       -----------   ----------   ----------
Net (loss) income                                      $(2,534,691)  $5,201,446   $3,706,292
Other comprehensive income (loss), before tax:
       Unrealized  gain (loss) arising during year,
         net of tax                                         97,157      546,399     (469,882)
       Less reclassification adjustment for realized
         gain on sales of investment securities
         included in net (loss) income, net of tax         (46,646)          --           --
                                                       -----------   ----------   ----------
Total other comprehensive income (loss), net of tax         50,511      546,399     (469,882)
                                                       -----------   ----------   ----------
Total comprehensive (loss) income                      $(2,484,180)  $5,747,845   $3,236,410
                                                       ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1--ORGANIZATION

On May 9, 1995, Enterbank Holdings, Inc. (the "Company") was formed as a bank holding company. Enterbank Holdings, Inc. exchanged 1,463,400 shares of Enterbank Holdings, Inc. for all 73,170 (100%) of outstanding shares of Enterprise Bank in a twenty-for-one stock exchange. The merger represented a combination of entities under common control and, accordingly, was accounted for in a manner similar to a pooling of interest. On September 29, 1999, the Company completed a 3 for 1 stock split in the form of a stock dividend. In October, 2000, the Company changed its status from a bank holding company to a financial holding company. The Company has four wholly-owned subsidiaries consisting of Enterprise Bank, Enterprise Merchant Banc, Inc., Commercial Guaranty Bancshares, Inc. and EBH Capital Trust I.

Enterprise Capital Resources, Inc. ("ECR") was formed as a small business investment company in 1995 and, on May 11, 1995, Enterbank Holdings, Inc. acquired 100% of the outstanding shares of ECR. Subsequent to December 31, 1997, ECR changed its name to Enterprise Merchant Banc, Inc. ("Merchant Banc").

In 1997, the Company organized Enterprise Trust ("Trust") as a division of Enterprise Bank to provide fee-based trust, personal financial planning, estate planning, and corporate planning services to the Company's target market. The Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"), a financial planning company, as part of the organization of Trust. In 1998, the Bank obtained trust powers. The Company renegotiated the agreements with Moneta with the introduction of trust services.

In 1999, the Company formed EBH Capital Trust I ("EBH Trust"). EBH Trust is a Delaware business trust created for the single purpose of offering trust preferred securities and purchasing the junior subordinated debentures of the Company.

On June 23, 2000, the Company completed the merger transaction with Commercial Guaranty Bancshares, Inc. located in Overland Park, Kansas. Commercial Guaranty Bancshares, Inc. ("CGB") was the bank holding company for First Commercial Bank, N.A. ("FCB"). The merger was a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests; therefore, all recorded amounts were restated to reflect this acquisition. On January 1, 2001, First Commercial Bank, N.A., changed its name to Enterprise Banking, N.A.

At the close of business on September 30, 2001 Enterprise Banking N.A. merged with and into Enterprise Bank, with Enterprise Bank (the "Bank") being the surviving charter. The Company plans to dissolve Commercial Guaranty Bancshares in 2002.

The Company provides a full range of banking services to individual and corporate customers located within St. Louis, Missouri, the surrounding communities, the Kansas Metropolitan and Southeast Kansas markets through its subsidiary, Enterprise Bank. The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiaries. Additionally, the Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Consolidation

The consolidated financial statements include the accounts of the Company; its banking subsidiary, Enterprise Bank (100% owned), and its merchant banking company, Merchant Banc Inc. (100% owned). All significant intercompany accounts and transactions have been eliminated.

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

Loans Held for Sale

The Company provides long-term financing of one-to four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans that are sold in the secondary market are sold principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2001 and 2000.

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

Loan origination fees greater than $10,000 per loan are deferred and recognized over the lives of the related loans as a yield adjustment using a method which approximates the interest method.

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

Accounting for Impaired Loans

A loan is considered impaired when it is probable the Bank will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Generally, the Bank's non-accrual and restructured loans qualify as "impaired loans." When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used, historically, the Bank measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement. The Bank recognizes interest income on nonaccrual loans only when received and on impaired loans continuing to accrue interest as earned.

Other Real Estate Owned

Other real estate owned represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate owned is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell. Subsequent reductions in fair value are expensed or recorded in a valuation reserve account through a provision against income. Subsequent increases in the fair value are recorded through a reversal of the valuation reserve.

Gains and losses resulting from the sale of other real estate owned are credited or charged to current period earnings. Costs of maintaining and operating other real estate owned are expensed as incurred, and expenditures to complete or improve other real estate owned properties are capitalized if the expenditures are expected to be recovered upon ultimate sale of the property.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Fixed Assets

Buildings, leasehold improvements, and furniture, fixtures, and equipment are stated at cost less accumulated depreciation and amortization is computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years and buildings and leasehold improvements over ten to forty years based upon lease obligation periods.

Goodwill

Banks acquired and recorded under the purchase method are recorded at the fair value of the net assets acquired at the acquisition date, and results of operations are included from that date. Excess of purchase price over the fair value of net assets acquired is recorded as goodwill and is being amortized on a straight-line basis over 15 years.

Impairment of Long-Lived Assets

Long-lived assets, including assets related to Merchant Banc investments, goodwill and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest changes), an impairment loss is recognized to the extent the carrying amount exceeds expected cash flows.

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

Cash Flow Information

For purposes of reporting cash flows, the Company considers cash and due from banks, federal funds sold and interest-bearing deposits to be cash and cash equivalents.

Reclassification

Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the present year presentation.

Stock Options

The Corporation accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company provides pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

New Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces SFAS 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, whereupon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and relieves financial liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interests sold, if any, based on their relative fair values on the date of the transfer. This statement requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss, and assessment for asset impairment or increased obligation based on their fair values. This statement requires that a liability be relieved if the debtor pays the creditor and is relieved of its obligation for the liability, or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. The implementation of this statement did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company is required to adopt the provisions of SFAS 141 as of the date of adoption of the standard and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

Upon adoption of SFAS 142, SFAS 141 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will also be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be recognized as an extraordinary gain.

As of December 31, 2001, the Company has unamortized goodwill in the amount of $2,087,537, no unamortized identifiable intangible assets, and no negative goodwill, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $190,567 for the years ended December 31, 2001 and 2000.

The Company is evaluating its goodwill for impairment in accordance with SFAS 142 and does not believe adoption of this standard will have a material effect on its operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transactions on the ongoing operations of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim financial period within those fiscal years. Management is evaluating the impact that adopting SFAS 144 will have on its consolidated financial statements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 3--EARNINGS PER SHARE

Basic (losses) earnings per share data is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (losses) earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. The components of basic (losses) earnings per share for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                          2001          2000          1999
                                      -----------    ----------    ----------
Basic

Net (loss) income attributable to
   common shareholders' equity        $(2,534,691)   $5,201,446    $3,706,292
                                      ===========    ==========    ==========

Weighted average common
   shares outstanding                   9,203,224     8,990,605     8,953,717
                                      ===========    ==========    ==========

Basic (losses) earnings per share     $     (0.28)   $     0.58    $     0.41
                                      ===========    ==========    ==========

The components of diluted (losses) earnings per share for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                          2001          2000          1999
                                      -----------    ----------    ----------
Diluted

Net (loss) income attributable to
   common shareholders' equity        $(2,534,691)   $5,201,446    $3,706,292
                                      ===========    ==========    ==========

Weighted average common
   shares outstanding                   9,203,224     8,990,605     8,953,717
Effect of dilutive stock options               --       694,147       642,773
                                      -----------    ----------    ----------
Diluted weighted average
   common shares outstanding            9,203,224     9,684,752     9,596,490
                                      ===========    ==========    ==========

Diluted (losses) earnings per share   $     (0.28)   $     0.54    $     0.39
                                      ===========    ==========    ==========

Since the company incurred a net loss for the year ended December 31, 2001, diluted (losses) earnings per share was computed in the same manner as basic (losses) earnings per share.

NOTE 4--REGULATORY RESTRICTIONS

The Bank is subject to regulations by regulatory authorities, which require the maintenance of minimum capital standards, which may affect the amount of dividends the Bank can pay.

At December 31, 2001 and 2000, approximately $2,214,000 and $3,533,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 5--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2001 and 2000 is as follows:

                                                                   2001
                                            ---------------------------------------------------
                                                            Gross        Gross
                                             Amortized    Unrealized   Unrealized    Estimated
                                                Cost         Gains       Losses     Fair Value
                                            -----------   ----------   ----------   -----------
U. S. Treasury securities and obligations
   of U.S. Government corporations
   and agencies                             $32,855,635    $308,458      $ 3,354    $33,160,739
Mortgage-backed securities                   11,099,034      31,143       55,049     11,075,128
Municipal bonds                                  73,682       2,874           --         76,556
Other securities                                 32,419          --           --         32,419
Federal Reserve Bank stock and
   Federal Home Loan Bank stock               1,607,300          --           --      1,607,300
                                            -----------    --------      -------    -----------
                                            $45,668,070    $342,475      $58,403    $45,952,142
                                            ===========    ========      =======    ===========

                                                                   2000
                                            ---------------------------------------------------
                                                            Gross        Gross
                                             Amortized    Unrealized   Unrealized    Estimated
                                                Cost         Gains       Losses     Fair Value
                                            -----------   ----------   ----------   -----------
U. S. Treasury securities and obligations
   of U.S. Government corporations
   and agencies                             $42,462,946    $218,058      $ 6,477    $42,674,527
Mortgage-backed securities                    7,461,840      15,720       24,459      7,453,101
Municipal bonds                                 159,287          --           --        159,287
Other securities                                282,418          --           --        282,418
Federal Reserve Bank stock and
   Federal Home Loan Bank stock               2,262,550          --           --      2,262,550
                                            -----------    --------      -------    -----------
                                            $52,629,041    $233,778      $30,936    $52,831,883
                                            ===========    ========      =======    ===========

The amortized cost and estimated fair value of debt and equity secur ities classified as available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized     Estimated
                                            Cost       Fair Value
                                         -----------   -----------
Due in one year or less                  $22,989,331   $23,203,551
Due after one year through five years      9,939,986    10,033,744
Due after five years through ten years        32,419        32,419
Mortgage-backed securities                11,099,034    11,075,128
Securities with no stated maturity         1,607,300     1,607,300
                                         -----------   -----------
                                         $45,668,070   $45,952,142
                                         ===========   ===========

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2001 and 2000 is as follows:

                                                  2001
                             ------------------------------------------------
                                           Gross        Gross
                             Amortized   Unrealized   Unrealized   Estimated
                               Cost        Gains        Losses     Fair Value
                             ---------   ----------   ----------   ----------

Mortgage-backed securities    $ 15,980      $286         $--        $ 16,266
Municipal bonds                100,234       133          --         100,367
                              --------      ----         ---        --------
                              $116,214      $419         $--        $116,633
                              ========      ====         ===        ========

                                                  2000
                             ------------------------------------------------
                                           Gross        Gross
                             Amortized   Unrealized   Unrealized   Estimated
                               Cost        Gains        Losses     Fair Value
                             ---------   ----------   ----------   ----------

Mortgage-backed securities    $ 20,497      $--         $  160      $ 20,337
Municipal bonds                500,783       --          1,678       499,105
                              --------      ---         ------      --------
                              $521,280      $--         $1,838      $519,442
                              ========      ===         ======      ========

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Amortized   Estimated
                               Cost      Fair Value
                             ---------   ----------

Due in one year or less       $100,234    $100,367
Mortgage-backed securities      15,980      16,266
                              --------    --------
                              $116,214    $116,633
                              ========    ========

During 2001, the Company sold investment securities with proceeds of $3,036,792 and gross gains of $82,421 and gross losses of $7,763. The Company was required to sell its equity stock in the Federal Reserve Bank of Kansas when membership in the Kansas City Federal Reserve was eliminated with the bank merger during September 2001. The stock was sold at book value which equated to cost at $385,950. The Company also redeemed a portion of its stock in the Federal Home Loan Bank of Topeka. The Bank's membership in the Topeka Federal Home Loan Bank was eliminated with the bank merger. The Bank redeemed 2,693 shares at $269,300 which was equal to cost and book value. There were no sales of investments in debt or equity securities for the years ended December 31, 2000 and 1999. Debt and equity securities having a carrying value of $15,094,553 and $14,481,015 at December 31, 2001 and 2000, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law.

As a member of the Federal Home Loan Bank system administered by the Federal Housing Finance Board, the Bank is required to maintain an investment in the capital stock of its respective Federal Home Loan Bank (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or .3% of its total assets. The FHLB stock is recorded at cost which represents redemption value. The Bank is a member of the Federal Home Loan Bank of Des Moines.

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

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 6--LOANS

A summary of loans by category at December 31, 2001 and 2000 is as follows:

                                         2001           2000
                                     ------------   ------------

Commercial and industrial            $160,218,233   $153,357,212
Loans secured by real estate          453,266,196    377,123,787
Other                                  28,593,641     26,417,315
                                     ------------   ------------
                                      642,078,070    556,898,314
Less unearned loan fees                    24,587        105,723
                                     ------------   ------------
                                     $642,053,483   $556,792,591
                                     ============   ============

The breakdown of loans secured by real estate at December 31, 2001 and 2000 is as follows:

                                         2001           2000
                                     ------------   ------------

Business and personal loans          $111,082,174   $102,380,296
Income-producing properties           111,899,684    102,237,244
Owner-occupied properties              87,865,291     61,158,902
Real estate development properties    142,419,047    111,347,345
                                     ------------   ------------
                                     $453,266,196   $377,123,787
                                     ============   ============

The Bank grants commercial, residential, and consumer loans throughout its service areas, which consists primarily of the immediate area in which the Bank is located. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company's borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the year ended December 31, 2001 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. Payments and other reductions includes decreases related to the restructuring of the Board of Directors as of December 31, 2001.

Balance, January 1, 2001        $ 29,955,114
New loans                         10,427,319
Payments and other reductions    (20,924,871)
                                ------------
Balance, December 31, 2001      $ 19,457,562
                                ============

At December 31, 2001 and 2000 the Bank had loans to Enterprise Merchant Banc, LLC which is accounted for under the equity method, of $1,570,000 and $1,600,000. These loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

A summary of activity in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                       2001          2000          1999
                                   -----------    ----------    ---------

Balance at beginning of year       $ 7,096,544    $6,758,222    $4,429,545
Provisions charged to operations     3,230,000     1,042,534     2,496,256
Loans charged off                   (3,151,877)     (788,442)     (246,057)
Recoveries of loans previously
   charged off                         121,249        84,230        78,478
                                   -----------    ----------    ----------
Balance at end of year             $ 7,295,916    $7,096,544    $6,758,222
                                   ===========    ==========    ==========

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

A summary of impaired loans at December 31, 2001, 2000 and 1999 is as follows:

                                      2001          2000          1999
                                   ----------    ----------    ----------

Nonaccrual loans                   $2,506,188    $1,798,364    $2,484,725
Impaired loans continuing
   to accrue interest               1,242,782            --        73,645
                                   ----------    ----------    ----------
      Total impaired loans         $3,748,970    $1,798,364    $2,558,370
                                   ==========    ==========    ==========

Allowance for losses on specific
   impaired loans                  $  601,294    $  859,046    $  941,631
Impaired loans with no related
   allowance for loan losses               --            --         2,820
Average balance of impaired
   loans during the year           $2,208,486    $1,859,873    $1,571,713
                                   ==========    ==========    ==========

If interest on nonaccrual loans had been accrued, such income would have been $141,282, $287,696 and $178,520 for the years ended December 31, 2001, 2000, and
1999, respectively. The amount recognized as interest income on nonaccrual loans was $33,677, $14,979 and $4,834 for the years ended December 31, 2001, 2000, and
1999, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $69,282, $208,133 and $0 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 7--FIXED ASSETS

A summary of fixed assets at December 31, 2001 and 2000 is as follows:

                                                      2001         2000
                                                  -----------   ----------
Land                                              $   842,953   $  842,953
Buildings and leasehold improvements                7,241,633    5,760,676
Furniture, fixtures and equipment                   8,754,467    7,784,251
                                                  -----------   ----------
                                                   16,839,053    14,387,880
Less accumulated depreciation and amortization      6,839,621    5,595,860
                                                  -----------   ----------
                                                  $ 9,999,432   $8,792,020
                                                  ===========   ==========

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $1,530,400, $1,209,363 and $919,668 in 2001, 2000, and 1999, respectively. The
Company wrote off $104,174 in telephone system assets during 2001. The Company replaced its telephone and communication systems to incorporate the Kansas locations and allow for future growth.

All of the Company's Missouri banking facilities are leased under agreements that expire in various years through 2016. The Company's aggregate rent expense totaled $1,152,679, $1,030,883, and $814,538 in 2001, 2000 and 1999,
respectively, and sublease rental income totaled $47,853, $76,231, and $60,550 in 2001, 2000 and 1999, respectively.

The future aggregate minimum rental commitments required under the leases are as follows:

                          Year         Amount
                          ----         ------

                          2002      $1,261,117
                          2003         980,143
                          2004         872,610
                          2005         876,297
                          2006         876,773
                    Thereafter       3,625,589

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 8--ASSETS RELATED TO MERCHANT BANC INVESTMENTS

A summary of assets related to Merchant Banc investments at December 31, 2001 and 2000 is as follows:

                                                         2001      2000
                                                         ----   ----------

Investment in Series B Preferred stock                    $--   $1,450,000
Investment in Enterprise Merchant Banc LLC                 --      876,422
Investment in Enterprise Fund I LP                         --      576,664
Note receivable from Enterprise Fund I LP                  --      330,289
Fees receivable from Enterprise Merchant Banc LLC          --      175,000
                                                          ---   ----------
                                                          $--   $3,408,375
                                                          ===   ==========

One of the Enterprise Fund II LP ("Fund II") portfolio companies issued Series B Preferred Stock several years ago and the Company invested $1.5 million. The financial trends, including uncertain cash flows and significant leverage of the portfolio company, led the Company to believe that its Preferred Stock investment had no supportable value at December 31, 2001 and therefore it was written off.

That same portfolio company experienced sluggish sales and declining cash flows in 2001 and one of the major creditors exercised their option to draw on a $2.5 million letter of credit that was provided in the event certain negative financial events occurred. The Company had guaranteed that letter of credit and therefore had to draw down its line of credit at the holding company by approximately $1.5 million to cover the advance. The balance had been paid down since the draw, but the remaining $1.3 million was written off at December 31, 2001 due to liquidity concerns at Enterprise Merchant Banc, LLC ("EMB LLC"), the obligor, and lack of sufficient collateral value as a secondary source of repayment. The Company also accrued $1.0 million in loss for its guarantee under the remaining commitment on the letter of credit at December 31, 2001.

The Investments in EMB LLC and Fund I are recorded using the equity method, and the Company recorded operating losses of $117,000 in 2001. In addition, the investments in and receivables from both entities totaling $1.8 million were written off at December 31, 2001 due to liquidity concerns and insufficient net assets and cash flows to support the asset balances.

NOTE 9--MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2001:

                                              $100,000
              Maturity Period                 and Over        Other          Total
------------------------------------------   -----------   ------------   ------------
Less than 1 year                             $82,029,801   $ 90,839,539   $172,869,340
Greater than 1 year and less than 2 years      5,820,262     14,003,303     19,823,565
Greater than 2 years and less than 3 years       757,933      3,222,550      3,980,483
Greater than 3 years and less than 4 years       405,915      1,321,156      1,727,071
Greater than 4 years and less than 5 years       309,605        303,124        612,729
                                             -----------   ------------   ------------
                                             $89,323,516   $109,689,672   $199,013,188
                                             ===========   ============   ============

NOTE 10--GUARANTEED PREFERRED BENEFICIAL INTERESTS IN EBH-SUBORDINATED
DEBENTURES

On October 25, 1999, EBH Capital Trust I ("EBH Trust"), a Delaware business trust subsidiary of Enterbank Holdings, Inc. issued 1,375,000 shares of 9.40% Cumulative Trust Preferred Securities ("Preferred Securities") at $8 per share in an underwritten public offering. The Preferred Securities mature on December 15, 2029. The maturity date may be shortened to a date not earlier than December 15, 2004, if certain conditions are met.

The debentures are the sole asset of EBH Trust. In connection with the issuance of the Preferred Securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of EBH Trust under the Preferred Securities. The Company's proceeds from the issuance of the subordinated debentures to EBH Trust, net of underwriting fees and offering expenses, were $10.28 million. The Preferred Securities are classified as debt for reporting purposes and capital

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

for regulatory reporting purposes.

NOTE 11--FEDERAL HOME LOAN BANK ADVANCES

As a member of the Federal Home Loan Bank, the subsidiary bank has access to Federal Home Loan Bank advances. The Federal Home Loan Bank advances at December 31, 2001 are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans with a carrying value of $231 million and all stock held in the Federal Home Loan Bank of Des Moines.

The following table summarizes the type, term and rate of the Company's Federal Home Loan Bank advances at December 31, 2001:

                                   Outstanding      Issue
        Type of Advance              Balance        Date         Term      Rate
-------------------------------    -----------    ---------    --------    ----
Long term non-amortized advance    $ 3,000,000     5/1/2001    1 year      4.52
Long term non-amortized advance        150,000    12/4/2001    1 year      2.56
Long term non-amortized advance        300,000     5/1/2001    2 years     4.89
Long term non-amortized advance        150,000    12/4/2001    2 years     3.40
Long term non-amortized advance        300,000     5/1/2001    3 years     5.24
Long term non-amortized advance        950,000    11/2/2001    3 years     3.48
Long term non-amortized advance        150,000    12/4/2001    3 years     4.13
Long term non-amortized advance      1,000,000     5/3/2001    4 years     5.46
Long term non-amortized advance        150,000    12/4/2001    4 years     4.60
Long term non-amortized advance      3,000,000    10/5/1998    5 years     4.72
Long term non-amortized advance        400,000     5/1/2001    5 years     5.65
Long term non-amortized advance        150,000    12/4/2001    5 years     4.86
Long term non-amortized advance        150,000    12/4/2001    6 years     5.13
Long term non-amortized advance        150,000    12/4/2001    7 years     5.38
Long term non-amortized advance        150,000    12/4/2001    8 years     5.51
Mortgage matched advance             2,000,000    5/16/2001    3 years     5.30
Mortgage matched advance             1,000,000    8/28/1998    5 years     5.89
Mortgage matched advance                14,296     8/1/1995    7 years     6.64
Mortgage matched advance                35,000     2/3/1995    10 years    8.10
Mortgage matched advance               434,720     2/1/1999    15 years    5.62
Mortgage matched advance               176,455     4/5/1999    15 years    6.15
Mortgage matched advance               221,914     5/6/1999    15 years    6.32
                                   -----------
 Total Federal Home Loan Advances  $14,032,385
                                   ===========

The weighted average interest rate on outstanding Federal Home Loan Bank advances as of December 31, 2001 is 4.91%. The majority of these advances are used to match certain fixed rate loans to lock in an interest rate spread. All of the Federal Home Loan Bank advances have fixed interest rates, and $825,000 of these borrowings are callable at the option of the Federal Home Loan Bank of Des Moines under certain conditions. The Company's banking subsidiary, which has an investment in the capital stock of the Federal Home Loan Bank, maintains a line of credit with the Federal Home Loan Bank and had availability of approximately $117 million at December 31, 2001.

NOTE 12--NOTES PAYABLE

At December 31, 2001 the Company had a $7,500,000 unsecured bank line of credit that matures on March 1, 2002 with an outstanding balance of $1,366,667. The line is an interest only note, accruing interest at a variable rate of prime minus 0.50%. For the year ended December 31, 2001, the average balance and maximum month-end balance of the note payable were $738,889 and $1,500,000, respectively. The Company had no outstanding principal balance on the loan as of December 31, 2000.

The Company had a line with the Federal Reserve Bank of St. Louis during 2001 for liquidity purposes and did not draw on the line. As of December 31, 2001, $8,350,179 was available under this line.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 13--INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                        2001           2000           1999
                                    -----------     ----------     ----------

Current:
   Federal                          $ 2,586,002     $2,949,725     $2,830,153
   State and local                      395,421        431,873        389,987
Deferred                             (1,739,479)      (173,148)      (884,732)
                                    -----------     ----------     ----------
                                    $ 1,241,944     $3,208,450     $2,335,408
                                    ===========     ==========     ==========

A reconciliation of expected income tax expense (benefit), computed by applying the statutory federal income tax rate of 34% in 2001, 2000 and 1999, to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

                                            2001          2000          1999
                                         ----------    ----------    ----------

Income tax (benefit) expense at
   statutory rate                        $ (439,534)   $2,859,365    $2,012,871
Increase (reduction) in income taxes
   resulting from:
Establishment of valuation allowance
   on merchant banking investments        1,041,080            --            --
Tax-exempt income                           (80,380)      (82,032)      (78,604)
State and local income tax
   expense                                  260,978       285,036       257,391
Goodwill amortization                        64,793        64,793        64,793
Non-deductible expenses                     125,425        97,611        77,716
Other, net                                  269,582       (16,323)        1,241
                                         ----------    ----------    ----------
        Total tax expense                $1,241,944    $3,208,450    $2,335,408
                                         ==========    ==========    ==========

A net deferred income tax asset of $3,899,293 and $2,190,533 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2001 and 2000, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 is as follows:

                                                  2001          2000
                                              -----------    ----------

Deferred tax assets:
    Allowance for loan losses                 $ 3,962,027    $2,359,638
    Deferred compensation                         229,457       198,711
    Merchant banking investments                1,041,080            --
                                              -----------    ----------
           Gross deferred tax assets            5,232,564     2,558,349
    Valuation allowance                        (1,041,080)           --
                                              -----------    ----------
           Deferred tax assets net
                  of valuation allowance        4,191,484     2,558,349
                                              -----------    ----------
Deferred tax liabilities:
    Deferred loan fees                                 --           213
    Office equipment and leasehold
       improvements                               163,916       281,309
    Unrealized gains on securities
       available for sale                          99,685        68,966
    Other                                          28,590        17,328
                                              -----------    ----------
           Total deferred tax liabilities         292,191       367,816
                                              -----------    ----------
           Net deferred tax asset             $ 3,899,293    $2,190,533
                                              ===========    ==========

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has established a valuation allowance as of December 31, 2001. Management has determined it is more likely than not that certain of the deferred tax assets related to the writedown recorded on assets related to Merchant Banc investments will not be realized.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                            For Capital          Prompt Corrective
                                                       Actual            Adequacy Purposes       Action Provisions
                                                -------------------     -------------------     -------------------
                                                   Amount     Ratio        Amount     Ratio       Amount      Ratio
                                                -----------   -----     -----------   -----     -----------   -----
 As of December 31, 2001:
     Total Capital (to risk weighted assets)
        Enterbank Holdings, Inc.                $67,920,595   10.41%    $52,203,818    8.00%    $        --      --%
        Enterprise Bank                          67,605,690   10.40      52,024,902    8.00      65,031,128   10.00
     Tier 1 Capital (to risk weighted assets)
        Enterbank Holdings, Inc.                $60,624,679    9.29%    $26,101,909    4.00%    $        --      --%
Enterprise Bank                                  60,309,774    9.27      26,012,451    4.00      39,018,677    6.00
     Tier 1 Capital (to average assets)
        Enterbank Holdings, Inc.                $60,624,679    8.18%    $22,232,250    3.00%    $        --      --%
        Enterprise Bank                          60,309,774    8.21      22,040,917    3.00      36,734,862    5.00
 As of December 31, 2000:
     Total Capital (to risk weighted assets)
        Enterbank Holdings, Inc.                $69,043,524   11.79%    $46,859,325    8.00%    $        --      --%
        Enterprise Bank                          61,205,313   10.54      46,446,857    8.00      34,835,143   10.00
     Tier 1 Capital (to risk weighted assets)
        Enterbank Holdings, Inc.                $62,071,803   10.60%    $23,429,663    4.00%    $        --      --%
        Enterprise Bank                          54,948,985    9.46      23,223,428    4.00      58,058,571    6.00
     Tier 1 Capital (to average assets)
        Enterbank Holdings, Inc.                $62,071,803    9.41%    $19,796,366    3.00%    $        --      --%
        Enterprise Bank                          54,948,985    8.38      19,673,541    3.00      32,789,235    5.00

NOTE 15--SHAREHOLDERS' EQUITY

On September 29, 1999, the Company completed a 3 for 1 stock split in the form of a stock dividend. All share and per share data have been restated to reflect this stock split.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 16--COMPENSATION PLANS

Stock Options Plans

At December 31, 2001, the Company had five qualified incentive and two nonqualified stock option plans for the benefit of employees and directors of Enterbank Holdings and subsidiaries. Plan I was adopted on April 20, 1988 with 432,000 options. As of December 31, 2001, Plan I had no options outstanding and no options available for future grant. Plan II was adopted on April 25, 1990 with 225,000 options. Plan II had 149,200 options outstanding and no options available for grant. Plan III was adopted on June 19, 1996 with 600,000 options. Plan III has 465,350 options outstanding and 18,050 options available for future grants. Plan IV was adopted on April 28, 1999 with 600,000 options. Plan IV has 427,350 options outstanding and 172,650 available for future grants.

The Company inherited two stock option plans with the CGB merger completed in June of 2000. The stock option plans provide qualified and nonqualified options to certain officers and directors for up to 273,220 common shares of the Company. These options were fully vested upon grant. The options are exercisable for ten years and five years for the qualified and nonqualified options, respectively. As of December 31, 2001 the CGB qualified plan had 59,825 options outstanding and no options available for future grant. The CGB nonqualified plan had 70,390 options outstanding and no options available for grant.

In 1998, the Company adopted by board approval a nonqualified stock option plan ("the Nonqualified Plan"), which sets aside up to 105,000 shares of Company common stock to grant options to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which my be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The purchase price for any options granted under the Nonqualified Plan will be determined based upon the market value of the common stock at the time such options are granted. At December 31, 2001, the Nonqualified Plan had 85,500 options outstanding and 19,500 options available for future grants.

Following is a summary of the various stock option plan transactions:

                       Number        Price         Weighted Avg.
                     of Shares     per Share      Price per Share       Total
                     ---------   --------------   ---------------    -----------
December 31, 1998    1,085,950   $ 1.67 - 11.67        $ 5.80        $ 6,294,117
     Granted           104,316    10.33 - 15.17         11.61          1,211,280
     Exercised          28,125      1.67 - 5.33          2.48             69,685
     Forfeited          22,457     5.33 - 11.67          8.96            201,200
                     ---------   --------------        ------        -----------
December 31, 1999    1,139,684   $ 1.67 - 15.17        $ 6.35        $ 7,234,512
     Granted           214,097    15.00 - 18.00         15.34          3,284,122
     Exercised         134,621     2.33 - 11.67          5.97            804,125
     Forfeited          17,249     5.33 - 18.00         12.54            216,248
                     ---------   --------------        ------        -----------
December 31, 2000    1,201,911   $ 2.33 - 18.00        $ 7.90        $ 9,498,261
     Granted           284,850    11.75 - 15.50         12.04          3,429,238
     Exercised         198,146     2.33 - 11.67          6.35          1,259,043
     Forfeited          31,000     5.33 - 18.00          9.70            300,690
                     ---------   --------------        ------        -----------
December 31, 2001    1,257,615   $ 2.33 - 18.00        $ 9.04        $11,367,766
                     =========   ==============        ======        ===========

The exercise price range of outstanding options at December 31, 2001 was $2.33 to $18.00 and the weighted average contractual life was 6.33 years. The exercise price range of outstanding options at December 31, 2000 was $2.33 to $18.00 and the weighted average contractual life was 6.39 years.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Following is a summary of the options outstanding at December 31, 2001:

                                               Number of
                    Number of                 Exercisable
     Option Price    Options       Total        Options        Total
     ------------   ---------   -----------   -----------   ----------
       $ 2.33        136,000    $   316,880     136,000     $  316,880
         5.33        399,700      2,130,401     310,600      1,655,498
         5.58          6,000         33,480       4,800         26,784
         7.78         11,072         86,140      11,072         86,140
         8.33          3,000         24,990       1,800         14,994
         9.72         52,392        509,250      52,392        509,250
         9.92          3,900         38,688       2,340         23,213
        10.00         69,000        690,000      41,400        414,000
        10.33         19,500        201,435      47,490        490,572
        10.67          1,500         16,005         900          9,603
        11.67         66,751        778,984      66,751        778,984
        11.75        256,850      3,017,988          --             --
        12.50          2,250         28,125         900         11,250
        14.00         19,100        267,400       1,440         20,160
        15.00        172,100      2,581,500      58,432        876,480
        15.50         17,500        271,250       1,200         18,600
        16.00          1,000         16,000          --             --
        17.50          1,500         26,250         300          5,250
        18.00         18,500        333,000       3,700         66,600
                    --------    -----------     -------     ----------
                    1,257,615   $11,367,766     741,517     $5,324,258
                    =========   ===========     =======     ==========

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method contained in SFAS 123, the Company's net (loss) income and earnings (losses) per share would have been reduced to the pro forma amounts indicated below:

                                              2001     2000     1999
                                            -------   ------   ------

Net (loss) income (in thousands):
   As reported                              $(2,535)  $5,201   $3,706
   Pro forma                                 (3,046)   4,762    3,337

(Losses) earnings per share:
   Basic:
       As reported                          $ (0.28)  $ 0.58   $ 0.41
       Pro forma                              (0.33)    0.53     0.38

   Diluted:
       As reported                          $ (0.28)  $ 0.54   $ 0.39
       Pro forma                              (0.33)    0.49     0.35

The fair value of each option granted in 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with following assumptions; a risk-free interest rate of 4.92%, 4.98%, 5.37% and 4.55% for January, April, July and October, respectively; a dividend yield of 0.60%; vesting period for 5 years; expected lives of 10 years; and volatility of 37.50%, 46.07%, 56.00% and 58.34% for January, April, July and October, respectively. The weighted average fair value of the options granted in 2001 was $7.89.

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Note to Consolidated Financial Statements

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

On April 1, 1999, the Company adopted a Stock Appreciation Rights ("SAR") Plan. This Plan replaced the previous form of cash compensation for directors of the Company and its subsidiaries and awards vest based upon attendance and unit performance. Under the plan, the Company has the option to pay vested SARs either in the form of cash or Company common stock. At December 31, 2001, there were 104,500 SARs outstanding. On January 1, 2002, directors were given the option to forfeit their SARs for cash compensation for previous services and future meeting attendance or keep the SARs and the future value without cash compensation for service.

In 1997 the Company entered into a solicitation and referral agreement with Moneta, a nationally recognized firm in the financial planning industry. Moneta receives options for banking business referrals and a portion of the gross margin earned by Trust in the form of cash. The Company recognizes the fair value of the options over the vesting period as expense. The Company recognized $191,293 in Moneta option related expenses during 2001. The fair value of each option grant to Moneta was estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 11,081 options on January 1, 2001 at $10.33 price per share, a fair value of $7.77 per share, assuming a risk free interest rate of 5.20%, a dividend yield of 0.67%, vesting period for 5 years, expected life of 8 years and volatility of 39.79%. The Company granted 5,648 options on January 1, 2000 at $18.25 price per share a fair value of $6.30 per share, assuming a risk free interest rate of 6.19%, a dividend yield of 0.67%, vesting period for 5 years, expected lives of 8 years and volatility of 11.80%. The Company granted 60,000 options on August 18, 1999 at $15.00 price per share, a fair value of $6.56, assuming a risk free interest rate of 6.10%, a dividend yield of 0.67% vesting period for 5 years, expected lives of 8 years and volatility of 27.95%. The Company granted 99,180 options on January 1, 1999 at $10.33 price per share, a fair value of $4.09 per share, assuming a risk free interest rate of 4.75%, a dividend yield of 0.67% vesting period for 5 years, expected lives of 8 years and volatility of 27.23%. The weighted average fair value of the options granted to Moneta was $5.24. There were no exercises or forfeitures of Moneta options since grant date.

Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $255,807, $290,423, and $170,152 for 2001, 2000, and 1999, respectively.

NOTE 17--LITIGATION

Various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

NOTE 18--DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Bank issues financial instruments with off balance sheet risk in the normal course of the business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Note to Consolidated Financial Statements

The contractual amount of off-balance-sheet financial instruments as of December 31, 2001 and 2000 is as follows:

                                                     2001           2000
                                                 ------------   ------------

Commitments to extend credit                     $242,784,209   $210,994,613
Standby letters of credit                          13,402,288     11,806,101
                                                 ============   ============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2001, approximately $13,182,144 represents fixed rate loan commitments. Of the total commitments to extend credit at December 31, 2000, approximately $21,820,731 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank's customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.

SFAS 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 2001 and 2000:

                                                   2001                          2000
                                       ---------------------------   ---------------------------
                                         Carrying      Estimated       Carrying      Estimated
                                          Amount       Fair Value       Amount       Fair Value
                                       ------------   ------------   ------------   -------------
Balance sheet assets:
    Cash and due from banks            $ 32,178,155   $ 32,178,155   $ 25,933,462   $ 25,933,462
    Federal funds sold                   48,624,680     48,624,680     58,302,921     58,302,921
    Interest-bearing deposits             3,433,351      3,433,351         39,987         39,987
    Investments in debt and
        equity securities                46,068,356     46,068,775     53,353,163     53,351,325
    Loans held for sale                   8,936,042      8,936,042        945,095        945,095
    Loans, net                          634,757,567    641,799,259    549,696,047    552,255,829
    Accrued interest receivable           3,140,912      3,140,912      4,258,710      4,258,710
                                       ============   ============   ============   ============
Balance sheet liabilities:
    Deposits                           $714,353,165   $717,542,415   $632,437,437   $633,999,426
    Guaranteed preferred
        beneficial interests in EBH-
        subordinated debentures          11,000,000     11,126,098     11,000,000     10,312,500
    Other borrowed funds                 15,399,052     15,573,233      9,965,899      9,960,145
    Federal funds purchased                      --             --      1,225,000      1,225,000
    Accrued interest payable              1,208,549      1,208,549      1,687,288      1,687,288
                                       ============   ============   ============   ============

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

                   ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                   Note to Consolidated Financial Statements

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

Deposits

The fair value of demand deposits, interest-bearing transaction accounts, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Guaranteed Preferred Beneficial Interests in EBH-Subordinated Debentures

Fair value of guaranteed preferred beneficial interests in EBH-subordinated debentures is based on market prices as of December 31, 2001 and 2000.

Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank advances and notes payable. The fair value of Federal Home Loan Bank advances is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on borrowed money with similar remaining maturities. The fair value of notes payable is assumed to be its carrying amount since it has an adjustable interest rate.

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

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

Fair value estimates are based on existing on-balance and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 19--SEGMENT REPORTING

Management segregates the Company into three distinct businesses for evaluation purposes. The three segments are; Enterprise Banking, Enterprise Trust and Corporate. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The Corporate, Intercompany, and Reclassifications segment includes the holding company, merchant banking investments, and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank and Enterprise Merchant Banc, Inc. Enterprise Merchant Banc, Inc. offers merchant banking services through its investment in Enterprise Merchant Banc LLC.

The majority of the Company's assets and income result from Enterprise Banking. Enterprise Banking consists of three banking branches and an operations center in the St. Louis County area, two banking branches in the Kansas City region and three banking branches in the Southeast Kansas region. The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

Enterprise Trust, which is a division of Enterprise Bank, provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                    Note to Consolidated Financial Statements

Following are the financial results for the Company's operating segments.

                            Years ended December 31,
                                      1999

                                                                          Corporate,
                                           Enterprise    Enterprise    Intercompany, and
                                            Banking        Trust      Reclassifications       Total
                                          ------------   ----------   ------------------   ------------
Net interest income                       $ 23,181,152   $       --         (265,245)        22,915,907
Provision for loan losses                    2,496,256           --               --          2,496,256
Other income                                 2,497,090      594,810          503,615          3,595,515
Other expense                               15,644,360    1,109,643        1,340,954         18,094,957
                                          ------------   ----------      -----------       ------------
Income (loss) before income tax expense      7,537,626     (514,833)      (1,102,584)         5,920,209
Income tax expense (benefit)                 2,885,371     (192,911)        (357,052)         2,335,408
                                          ------------   ----------      -----------       ------------
Income before cumulative effect of a
   change in accounting principle            4,652,255     (321,922)        (745,532)         3,584,801
Cumulative effect of prior years of a
   change in asset classification                   --                       121,491            121,491
                                          ------------   ----------      -----------       ------------
Net income (loss)                         $  4,652,255   $ (321,922)     $  (624,041)      $  3,706,292
                                          ============   ==========      ===========       ============
Loans, less unearned loan fees            $480,891,481   $       --      $        --       $480,891,481
Deposits                                   546,287,644           --       (3,959,017)       542,328,627
Borrowings                                  12,416,830           --       11,000,000         23,416,830
Total assets                              $611,921,314   $       --      $ 3,222,175       $615,143,489
                                          ============   ==========      ===========       ============

                                      2000

                                                                         Corporate,
                                           Enterprise    Enterprise   Intercompany, and
                                            Banking        Trust      Reclassifications        Total
                                          ------------   ----------   ------------------   ------------
Net interest income                         29,478,075   $       --      $ (1,043,632)     $ 28,434,443
Provision for loan losses                    1,042,534           --                --         1,042,534
Other income                                 2,285,585      851,829           357,117         3,494,531
Other expense                               18,323,816    1,772,477         2,380,251        22,476,544
                                          ------------   ----------      ------------      ------------
Income (loss) before income tax expense     12,397,310     (920,648)       (3,066,766)        8,409,896
Income tax expense (benefit)                 4,622,965     (350,590)       (1,063,925)        3,208,450
                                          ------------   ----------      ------------      ------------
Net income (loss)                         $  7,774,345   $ (570,058)     $ (2,002,841)     $  5,201,446
                                          ============   ==========      ============      ============
Loans, less unearned loan fees            $556,792,591   $       --      $         --      $556,792,591
Deposits                                   634,140,684           --        (1,703,247)      632,437,437
Borrowings                                  11,190,899           --        11,000,000        22,190,899
Total assets                              $706,479,592   $       --      $  4,458,746      $710,938,338
                                          ============   ==========      ============      ============

                                      2001

                                                                             Corporate,
                                           Enterprise      Enterprise    Intercompany, and
                                            Banking          Trust       Reclassifications         Total
                                          ------------    -----------    -----------------    ------------
Net interest income                       $ 29,883,119    $        --       $(1,081,423)      $ 28,801,696
Provision for loan losses                    3,230,000             --                --          3,230,000
Other income                                 3,015,130      1,426,078        (5,716,138)        (1,274,930)
Other expense                               21,479,442      2,622,872         1,487,199         25,589,513
                                          ------------    -----------       -----------       ------------
Income (loss) before income tax expense      8,188,807     (1,196,794)       (8,284,760)        (1,292,747)
Income tax expense (benefit)                 3,106,493       (484,702)       (1,379,847)         1,241,944
                                          ------------    -----------       -----------       ------------
Net income (loss)                         $  5,082,314    $  (712,092)      $(6,904,913)      $ (2,534,691)
                                          ============    ===========       ===========       ============
Loans, less unearned loan fees            $642,053,483    $        --       $        --       $642,053,483
Deposits                                   714,576,168             --          (223,003)       714,353,165
Borrowings                                  14,032,385             --        12,366,667         26,399,052
Total assets                              $794,813,142    $        --       $ 2,236,421       $795,249,563
                                          ============    ===========       ===========       ============

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consoldidated Financial Statements

NOTE 20--QUARTERLY CONDENSED FINANCIAL INFORMATION

The following table presents the unaudited quarterly financial information for the years ended December 31, 2001 and 2000.

                                                                     2001
                                                                     ----
                                           4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                           -----------    -----------    -----------    -----------
                                                 (dollars in thousands, except per share data)
Interest income                              $11,733        $13,180        $13,455        $14,244
Interest expense                               4,793          5,996          6,280          6,741
                                             -------        -------        -------        -------
     Net interest income                       6,940          7,184          7,175          7,503

Provision for loan losses                      2,460            175            330            265
                                             -------        -------        -------        -------
     Net interest income after provision
          for loan losses                      4,480          7,009          6,845          7,238

Noninterest income                            (4,430)         1,205          1,112            838
Noninterest expense                            6,847          6,455          6,087          6,201
                                             -------        -------        -------        -------
     Income before income tax expense         (6,797)         1,759          1,870          1,875

Income tax (benefit) expense                    (921)           713            735            715
                                             -------        -------        -------        -------
     Net (loss) income                       $(5,876)       $ 1,046        $ 1,135        $ 1,160
                                             =======        =======        =======        =======

(Losses) earnings per common share
     Basic                                   $ (0.64)       $  0.11        $  0.12        $  0.13
     Diluted                                 $ (0.64)       $  0.11        $  0.12        $  0.12

                                                                       2000
                                                                       ----
                                           4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                           -----------    -----------    -----------    -----------
                                                 (dollars in thousands, except per share data)
Interest income                              $15,332        $14,547        $13,615        $12,536
Interest expense                               7,686          7,245          6,570          6,095
                                             -------        -------        -------        -------
     Net interest income                       7,646          7,302          7,045          6,441

Provision for loan losses                        280            215            328            220
                                             -------        -------        -------        -------
     Net interest income after provision
          for loan losses                      7,366          7,087          6,717          6,221

Noninterest income                             1,029          1,052            793            621
Noninterest expense                            5,990          5,854          5,435          5,198
                                             -------        -------        -------        -------
     Income before income tax expense          2,405          2,285          2,075          1,644

Income tax expense                               910            863            800            635
                                             -------        -------        -------        -------
     Net income                              $ 1,495        $ 1,422        $ 1,275        $ 1,009
                                             =======        =======        =======        =======

Earnings per common share
     Basic                                   $  0.17        $  0.16        $ 0.14         $ 0.11
     Diluted                                 $  0.16        $  0.15        $ 0.13         $ 0.10

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consoldidated Financial Statements

NOTE 21--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                            Condensed Balance Sheets

                                                            December 31,
                                                     -------------------------
                              Assets                    2001           2000
                              ------                 -----------   -----------

Cash                                                 $   157,791   $ 1,489,114
Investment in Enterprise Bank                         62,581,698    43,248,747
Assets related to Merchant Banc investments                   --       576,664
Investment in Commercial
     Guaranty Bancshares, Inc.                           250,280    14,946,947
Other assets                                           2,706,561     4,801,244
                                                     -----------   -----------
    Total assets                                     $65,696,330   $65,062,716
                                                     ===========   ===========

       Liabilities and Shareholders' Equity
       ------------------------------------

Guaranteed preferred beneficial interests
    in EBH-subordinated debentures                   $11,000,000   $11,000,000
Notes payable                                          1,366,667            --
Accounts payable and other liabilities                 1,433,060       578,933
Shareholders' equity                                  51,896,603    53,483,783
                                                     -----------   -----------
      Total liabilities and shareholders' equity     $65,696,330   $65,062,716
                                                     ===========   ===========

                       Condensed Statements of Operations

                                                                          December 31
                                                           ----------------------------------------
                                                              2001            2000          1999
                                                           -----------    -----------    ----------
Income:
     Realized gain on trading security                     $        --    $       500    $  202,454
     Other income                                               32,424         43,089         5,168
     (Loss) income from Merchant Banc investments           (2,939,443)        29,954        (7,763)
                                                           -----------    -----------    ----------
          Total income                                      (2,907,019)        73,543       199,859
                                                           -----------    -----------    ----------
Expenses:
     Interest expense-guaranteed preferred beneficial
          interest in EBH-subordinated debentures            1,074,863      1,087,194       192,468
     Interest expense-notes payable                             40,260             --        78,650
     Other expenses                                          1,472,435      1,748,947       873,176
                                                           -----------    -----------    ----------
          Total expenses                                     2,587,558      2,836,141     1,144,294
                                                           -----------    -----------    ----------
          Loss before tax benefit and equity
               in undistributed earnings of subsidiaries    (5,494,577)    (2,762,598)     (944,435)

Income tax benefit                                           1,232,792        995,872       268,458
          Loss before equity in undistributed
                                                           -----------    -----------    ----------
               earnings of subsidiaries                     (4,261,785)    (1,766,726)     (675,977)
                                                           -----------    -----------    ----------
Equity in undistributed earnings of subsidiaries             1,727,094      6,968,172      4,260,778
Cumulative effect on prior years of a change in asset
    classification, net of taxes                                    --             --       121,491
                                                           -----------    -----------    ----------
Net (loss) income                                          $(2,534,691)   $ 5,201,446    $3,706,292
                                                           ===========    ===========    ==========

                    ENTERBANK HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consoldidated Financial Statements

                        Condensed Statements of Cash Flow

                                                                     December 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Cash flows from operating activities:
   Net (loss) income                                  $(2,534,691)   $ 5,201,446    $ 3,706,292
   Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
          Cumulative effect of a change in
              accounting principle, net of tax                 --             --       (121,491)
          Realized gain on sale of trading security            --           (500)      (202,454)
          Increase in trading security                         --             --       (400,000)
          Proceeds from sale of trading
              security                                         --        910,500             --
          Loss (income) from
              Merchant Banc investments                 2,939,443        (29,954)         7,763
          Noncash compensation expense
              attributed to stock option grants           191,293        283,148             --
          Net income of subsidiaries                   (1,727,094)    (6,968,172)    (4,260,778)
          Dividends from subsidiaries                     679,047      1,935,000             --
          Other, net                                     (728,916)      (962,825)       269,099
                                                      -----------    -----------    -----------
             Net cash (used in) provided
              by operating activities                  (1,180,918)       368,643     (1,001,569)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
   Capital contributions to subsidiaries                 (860,000)    (3,175,000)    (5,921,500)
   Increase in note receivable from
           Enterprise Merchant Banc, LLC               (1,362,779)            --             --
   Additional Merchant Banc investments                        --             --       (129,989)
                                                      -----------    -----------    -----------
       Net cash used in investing activities           (2,222,779)    (3,175,000)    (6,051,489)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowings
       of notes payable                                 1,500,000             --      5,000,000
   Repayments of notes payable                           (133,333)            --     (5,000,000)
   Proceeds from issuance of subordinated
         debentures                                            --             --     11,000,000
   Cash dividends paid                                   (553,336)      (405,265)      (285,577)
   Proceeds from the issuance of common stock                  --         10,334        107,500
   Proceeds from the exercise of
          common stock options                          1,259,043        804,125         69,685
   Purchase of treasury stock                                  --             --       (390,000)
                                                      -----------    -----------    -----------
       Net cash provided by
          financing activities                          2,072,374        409,194     10,501,608
                                                      -----------    -----------    -----------
       Net (decrease) increase in cash and cash
          equivalents                                  (1,331,323)    (2,397,163)     3,448,550
Cash and cash equivalents, beginning of year            1,489,114      3,886,277        437,727
                                                      -----------    -----------    -----------
Cash and cash equivalents, end of year                $   157,791    $ 1,489,114    $ 3,886,277
                                                      ===========    ===========    ===========

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 27th of March, 2002.

                                         ENTERBANK HOLDINGS, INC.


                                         By: /s/ Fred H. Eller
                                            -------------------------
                                         Fred H. Eller
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 27th day of March, 2002.

            Signatures                                    Title
            ----------                                    -----


/s/ Fred H. Eller
----------------------------------------
Fred H. Eller                               Chief Executive Officer and
                                            and Director


/s/ Paul J. McKee, Jr.
----------------------------------------
Paul J. McKee, Jr.                          Chairman of the Board
                                            of Directors


/s/ Kevin C. Eichner
----------------------------------------
Kevin C. Eichner                            Vice Chairman of the
                                            Board of Directors


/s/ Paul R. Cahn
----------------------------------------
Paul R. Cahn                                Director


/s/ Birch M. Mullins
----------------------------------------
Birch M. Mullins                            Director


/s/ Robert E. Saur
----------------------------------------
Robert E. Saur                              Director


/s/ James A. Williams
----------------------------------------
James A. Williams                           Director


/s/ Henry D. Warshaw
----------------------------------------
Henry D. Warshaw                            Director


/s/ James L. Wilhite
----------------------------------------
James L. Wilhite                            Director


/s/ Ted C. Wetterau
----------------------------------------
Ted C. Wetterau                             Director


/s/ Randall D. Humphreys
----------------------------------------
Randall D. Humphreys                        Director


/s/ Paul L. Vogel
----------------------------------------
Paul L. Vogel                               Director


/s/ William B. Moskoff
----------------------------------------
William B. Moskoff                          Director


/s/ Richard S. Masinton
----------------------------------------
Richard S. Masinton                         Director

/s/ Ted A. Murray
----------------------------------------
Ted A. Murray                               Director


/s/ Ronald E. Henges
----------------------------------------
Ronald E. Henges                            Director


/s/ Robert D. Ames
----------------------------------------
Robert D. Ames                              Director


/s/ Jack L. Sutherland
----------------------------------------
Jack L. Sutherland                          Director


/s/ Stephen A. Oliver
----------------------------------------
Stephen A. Oliver                           Director


/s/ Frank H. Sanfilippo
----------------------------------------
Frank H. Sanfilippo                         Chief Financial Officer



/s/ Fred H. Eller                           /s/ Frank H. Sanfilippo                  /s/ Stacey Tate
----------------------------------------    --------------------------------------   ----------------------------------
Fred H. Eller                               Frank H. Sanfilippo                      Stacey Tate
Attorney-in-Part                            Attorney-in-Part                         Attorney-in-Part

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

10.5 Enterbank Holdings, Inc. Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000)

10.6 Amendment #1 to the Revised Customer referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10.7 Amendment #2 to the Revised Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.8/(1)/      Key Executive Employment Agreement dated September 1, 2000 between Enterbank Holdings, Inc. and Fred H. Eller.

10.9/(1)/      Key Executive Employment Agreement dated September 1, 2000 between Enterbank Holdings, Inc. and Richard C. Leuck.

10.10/(1)/     Key Executive Employment Agreement dated September 1, 2000 between Enterbank Holdings, Inc. and Jack L. Sutherland.

10.11/(1)/     Key Executive Employment Agreement dated September 1, 2000 between Enterbank Holdings, Inc. and Paul L. Vogel.

10.12/(1)/     Consulting contract dated October 3, 2001 between Enterbank
               Holdings, Inc. and Paul J. McKee, Jr.

10.13/(1)/     Consulting contract dated October 3, 2001 between Enterbank
               Holdings, Inc. and Kevin D. Eichner.

10.14/(1)/     Consulting contract dated October 3, 2001 between Enterbank
               Holdings, Inc. and Ronald E. Henges.

11.1/(1)/      Statement regarding computation of per share earnings.

21.1/(1)/      Subsidiaries of the Registrant.

23.1/(1)/      Consent of KPMG LLP.


/(1)/ Filed herewith