Form 10-Q
period 2002-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2002-05-13
CIK 1025835

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--For the quarterly period ended March 31, 2002

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from          to

         Commission file number ____________


                                  ------------

                       ENTERPRISE FINANCIAL SERVICES CORP
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2002:

  Common Stock, $.01 par value---9,381,451 shares outstanding as of May 1, 2002

================================================================================

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited):


        Consolidated Balance Sheets
        At March 31, 2002 and December 31, 2001 ..............................................      2

        Consolidated Statements of Operations
        Three Months Ended March 31, 2002 and 2001 ...........................................      3

        Consolidated Statements of Comprehensive Income
        Three Months Ended March 31, 2002 and 2001 ...........................................      4

        Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2002 and 2001 ...........................................      5

        Notes to Consolidated Financial Statements ...........................................      6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations .......................................................      9

    Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk ..................     18



PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K ................................................   II-1

    Signatures ...............................................................................   II-2

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)

                                                                            At March 31,     December 31,
                               Assets                                           2002             2001
                               ------                                       ------------     ------------
Cash and due from banks                                                     $ 25,492,303     $ 32,178,155
Federal funds sold                                                            11,745,467       48,624,680
Interest-bearing deposits                                                        379,002        3,433,351
Investments in debt and equity securities:
  Available for sale, at estimated fair value                                 47,738,568       45,952,142
  Held to maturity, at amortized cost (estimated
    fair value of $15,535 at March 31, 2002
    and $116,633 at December 31, 2001)                                            15,268          116,214
                                                                            ------------     ------------
        Total investments in debt and equity securities                       47,753,836       46,068,356
                                                                            ------------     ------------
Loans held for sale                                                            2,628,057        8,936,042
Loans, less unearned loan fees                                               687,260,649      642,053,483
  Less allowance for loan losses                                               7,856,330        7,295,916
                                                                            ------------     ------------
        Loans, net                                                           679,404,319      634,757,567
                                                                            ------------     ------------
Other real estate owned                                                          138,000          138,000
Fixed assets, net                                                              9,838,479        9,999,432
Accrued interest receivable                                                    3,748,688        3,140,912
Goodwill                                                                       2,087,537        2,087,537
Prepaid expenses and other assets                                              6,188,403        5,885,531
                                                                            ------------     ------------
        Total assets                                                        $789,404,091     $795,249,563
                                                                            ============     ============
               Liabilities and Shareholders' Equity
               ------------------------------------

Deposits:
  Demand                                                                    $120,378,852     $126,648,048
  Interest-bearing transaction accounts                                       56,702,389       71,574,686
  Money market accounts                                                      332,937,297      309,355,326
  Savings                                                                      8,516,100        7,761,917
  Certificates of deposit:
    $100,000 and over                                                         80,275,499       89,323,516
    Other                                                                    105,279,644      109,689,672
                                                                            ------------     ------------
        Total deposits                                                       704,089,781      714,353,165
Guaranteed preferred beneficial interests in EBH-subordinated debentures      11,000,000       11,000,000
Federal Home Loan Bank advances                                               15,508,590       14,032,385
Notes payable                                                                  1,866,667        1,366,667
Accrued interest payable                                                       1,610,487        1,208,549
Other liabilities                                                              2,757,267        1,392,194
                                                                            ------------     ------------
        Total liabilities                                                    736,832,792      743,352,960
                                                                            ------------     ------------
Shareholders' equity:
  Common stock, $.01 par value; 20,000,000
    shares authorized; 9,315,451 issued and
    outstanding at March 31, 2002, and 9,270,667
    issued and outstanding at December 31, 2001                                   93,155           92,707
  Surplus                                                                     37,619,433       37,288,725
  Retained earnings                                                           15,039,230       14,330,784
  Accumulated other comprehensive (loss) income                                 (180,519)         184,387
                                                                            ------------     ------------
        Total shareholders' equity                                            52,571,299       51,896,603
                                                                            ------------     ------------
        Total liabilities and shareholders' equity                          $789,404,091     $795,249,563
                                                                            ============     ============

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                                 Three months ended March 31,
                                                                                    2002             2001
                                                                                 -----------      -----------
Interest income:
     Interest and fees on loans                                                  $10,461,904      $12,907,376
     Interest on debt and equity securities:
          Taxable                                                                    445,040          784,114
          Nontaxable                                                                     917            5,757
     Interest on federal funds sold                                                   91,826          500,972
     Interest on interest-bearing deposits                                            17,132            1,804
     Dividends on equity securities                                                   12,644           43,854
                                                                                 -----------      -----------
               Total interest income                                              11,029,463       14,243,877
                                                                                 -----------      -----------
Interest expense:
     Interest-bearing transaction accounts                                            68,411          178,940
     Money market accounts                                                         1,274,365        3,107,322
     Savings                                                                          20,720           45,938
     Certificates of deposit:
          $100,000 and over                                                          829,276        1,387,733
          Other                                                                    1,211,436        1,621,695
     Other borrowed funds                                                            199,841          146,663
     Guaranteed preferred beneficial interests
          in EBH-subordinated debentures                                             258,500          252,578
                                                                                 -----------      -----------
               Total interest expense                                              3,862,549        6,740,869
                                                                                 -----------      -----------
               Net interest income                                                 7,166,914        7,503,008
Provision for loan losses                                                            590,000          265,000
                                                                                 -----------      -----------
               Net interest income after
                    provision for loan losses                                      6,576,914        7,238,008
                                                                                 -----------      -----------
Noninterest income:
     Service charges on deposit accounts                                             411,894          299,561
     Trust and financial advisory income                                             629,056          252,346
     Other service charges and fee income                                             90,433          115,769
     Gain on sale of mortgage loans                                                  360,337          180,023
     Gain on sale of securities                                                            -           29,687
     Loss from Merchant Banc investments                                                   -          (38,629)
                                                                                 -----------      -----------
               Total noninterest income                                            1,491,720          838,757
                                                                                 -----------      -----------
Noninterest expense:
     Salaries                                                                      3,460,082        3,228,895
     Payroll taxes and employee benefits                                             689,646          631,804
     Occupancy                                                                       457,576          396,987
     Furniture and equipment                                                         251,990          217,489
     Data processing                                                                 253,044          296,214
     Amortization of goodwill                                                              -           47,642
     Other                                                                         1,520,349        1,382,383
                                                                                 -----------      -----------
               Total noninterest expense                                           6,632,687        6,201,414
                                                                                 -----------      -----------
               Income before income tax expense                                    1,435,947        1,875,351
Income tax expense                                                                   564,589          715,299
                                                                                 -----------      -----------
Net income                                                                       $   871,358      $ 1,160,052
                                                                                 -----------      -----------
Per share amounts
  Basic earnings per share                                                       $      0.09      $      0.13
     Basic weighted average common shares outstanding                              9,298,749        9,117,286
  Diluted earnings per share                                                     $      0.09      $      0.12
     Diluted weighted average common shares outstanding                            9,577,312        9,646,791

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

                                                                  Three months ended March 31,
                                                                   2002                 2001
                                                                 ---------           ----------
Net income                                                       $ 871,358           $1,160,052
Other comprehensive (loss) income:
     Unrealized (loss) gain on investment securities
         arising during the period, net of tax                    (139,186)              64,848
     Less reclassification adjustment for realized gain
         included in net income, net of tax                              -               19,593
     Unrealized loss on cash flow type derivative
         instruments arising during the period, net of tax        (225,720)                   -
                                                                 ---------           ----------
                Total other comprehensive (loss) income           (364,906)              45,255
                                                                 ---------           ----------
Total comprehensive income                                       $ 506,452           $1,205,307
                                                                 =========           ==========

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Three months ended March 31,
                                                                                    2002             2001
                                                                                ------------     -------------
Cash flows from operating activities:
     Net income                                                                 $    871,358     $  1,160,052
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                         430,826          339,491
               Provision for loan losses                                             590,000          265,000
               Net amortization (accretion) of debt and equity securities            215,777          (12,806)
               Gain on sale of available for sale investment securities                    -          (29,687)
               Loss from Merchant Banc investments                                         -           38,629
               Mortgage loans originated                                         (16,379,841)     (15,236,542)
               Proceeds from mortgage loans sold                                  23,048,163       11,972,886
               Gain on sale of mortgage loans                                       (360,337)        (180,023)
               Noncash compensation expense attributed to stock option grants         52,899           44,265
               (Increase) decrease in accrued interest receivable                   (607,776)         377,850
               Increase (decrease) in accrued interest payable                       401,938          (12,565)
               Other, net                                                            905,110         (201,836)
                                                                                ------------     ------------
                    Net cash provided by (used in) operating activities            9,168,117       (1,475,286)
                                                                                ------------     ------------
Cash flows from investing activities:
     Purchases of available for sale debt and equity securities                  (11,936,942)      (2,978,117)
     Proceeds from sale of available for sale debt securities                              -          279,687
     Proceeds from maturities and principal paydowns on available for sale
          debt and equity securities                                               9,724,797       20,443,114
     Proceeds from maturities and principal paydowns on held to maturity
          debt securities                                                            100,000          300,000
     Net increase in loans                                                       (45,260,969)     (27,208,218)
     Recoveries of loans previously charged off                                       24,217           34,556
     Proceeds from sale of fixed assets                                               11,079                -
     Purchases of fixed assets                                                      (277,875)        (523,181)
                                                                                ------------     ------------
                    Net cash used in investing activities                        (47,615,693)      (9,652,159)
                                                                                ------------     ------------
Cash flows from financing activities:
     Net decrease in non-interest bearing deposit accounts                        (6,269,196)     (14,173,676)
     Net (decrease) increase in interest bearing deposit accounts                 (3,994,188)       4,173,945
     Decrease in federal funds purchased                                                   -       (1,225,000)
     Maturities and paydowns of Federal Home Loan Bank advances                      (23,795)         (10,986)
     Proceeds from borrowings of Federal Home Loan Bank advances                   1,500,000        1,000,000
     Proceeds from borrowings of notes payable                                       500,000                -
     Cash dividends paid                                                            (162,916)        (137,029)
     Proceeds from the exercise of common stock options                              278,257          571,923
                                                                                ------------     ------------
                    Net cash used in financing activities                         (8,171,838)      (9,800,823)
                                                                                ------------     ------------
                    Net decrease in cash and cash equivalents                    (46,619,414)     (20,928,268)
Cash and cash equivalents, beginning of period                                    84,236,186       84,276,370
                                                                                ------------     ------------
Cash and cash equivalents, end of period                                        $ 37,616,772     $ 63,348,102
                                                                                ============     ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                              $  3,460,611     $  6,753,434
          Income taxes                                                                     -        1,607,000
                                                                                ============     ============

See accompanying notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the "Company" or "Enterprise Financial") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. The consolidated financial statements include the accounts of Enterprise Financial Services Corp (which changed its name from Enterbank Holdings, Inc. on April 29, 2002) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 2001 have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2) Segment Disclosure

     Management segregates the Company into three distinct businesses for evaluation purposes. The three segments are Enterprise Banking, Enterprise Trust and Corporate. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

     The Corporate, Intercompany, and Reclassifications segment includes the holding company and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank and Enterprise Merchant Banc, Inc.

     The majority of the Company's assets and income result from Enterprise Banking (the "Bank"). Enterprise Banking consists of three banking branches and an operations center in the St. Louis County area, two banking branches in the Kansas City region and three banking branches in the Southeast Kansas region. The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

     Enterprise Trust, which is a division of Enterprise Bank, provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

Following are the financial results for the Company's operating segments.

                                                                                Corporate,
                                                                              Intercompany,
                                            Enterprise      Enterprise            and
                                              Banking         Trust         Reclassifications     Total
Three months ended March 31, 2002
Net interest income .............          $  7,440,843   $         --       $   (273,929)     $  7,166,914
Provision for loan losses .......               590,000             --                 --           590,000
Other noninterest income ........               879,860        629,056            (17,196)        1,491,720
Other noninterest expense .......             5,443,112        659,549            530,026         6,632,687
                                           ------------   ------------       ------------      ------------
Income (loss) before income tax
expense .........................             2,287,591        (30,493)          (821,151)        1,435,947
Income tax expense (benefit) ....               875,003        (11,282)          (299,132)          564,589
                                           ------------   ------------       ------------      ------------
Net income (loss) ...............          $  1,412,588   $    (19,211)      $   (522,019)     $    871,358
                                           ============   ============       ============      ============

At March 31, 2002
Loans, less unearned loan fees ..           687,260,649             --                 --       687,260,649
Deposits ........................           704,344,000             --           (254,219)      704,089,781
Borrowings ......................            15,508,590             --         12,866,667        28,375,257
Total assets ....................          $787,450,938   $         --       $  1,953,153      $789,404,091
                                           ============   ============       ============      ============

                                                                                Corporate,
                                                                              Intercompany,
                                            Enterprise      Enterprise            and
                                              Banking         Trust         Reclassifications       Total
Three months ended March 31, 2001

Net interest income .............          $  7,754,390   $         --       $   (251,382)     $  7,503,008
Provision for loan losses .......               265,000             --                 --           265,000
Other noninterest income ........               577,676        266,680             (5,599)          838,757
Other noninterest expense .......             5,228,912        599,716            372,786         6,201,414
                                           ------------   ------------       ------------      ------------
Income (loss) before income tax
expense .........................             2,838,154       (333,036)          (629,767)        1,875,351
Income tax expense (benefit) ....             1,083,509       (127,142)          (241,068)          715,299
                                           ------------   ------------       ------------      ------------
Net income (loss) ...............          $  1,754,645   $   (205,894)      $   (388,699)     $  1,160,052
                                           ============   ============       ============      ============

At March 31, 2001

Loans, less unearned loan fees ..           583,953,908             --                 --       583,953,908
Deposits ........................           624,424,873             --         (1,987,167)      622,437,706
Borrowings ......................            10,954,913             --         11,000,000        21,954,913
Total assets ....................          $697,097,036   $         --       $  4,438,921      $701,535,957
                                           ============   ============       ============      ============


(3) Derivative Instruments and Hedging Activities

The Company began utilizing derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities in the first quarter of 2002. The

Company uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of the Company's accounting policies for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instrumenst and Hedging Activities, as amended.

Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income net of taxes and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each monthly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three months ended March 31, 2002, a net interest differential of $180,145 was included in interest income on loans.

(4) New Accounting Standards

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces SFAS 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, whereupon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and relieves financial liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of this statement did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As of March 31, 2002 and December 31, 2001, the Company has unamortized goodwill in the amount of $2,087,537, no unamortized identifiable intangible assets, and no negative goodwill, which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $0 and $47,642 for the three months ended March 31, 2002 and 2001 respectively, and $190,567 for the year ended December 31, 2001. The goodwill intangible asset and related amortization expense are reported in the Enterprise Banking segment. The Company will determine the fair value of the reporting unit associated with the goodwill in the second quarter of 2002 as required by SFAS 142.

The adoption of SFAS 141 and SFAS 142 has no impact on the basic or diluted earnings per share reported for the Company in the three months ended March 31, 2002 or 2001 (on a pro-forma basis).

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim financial periods within those fiscal years. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as "may," "will," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that Enterprise Financial Services Corp's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates and competition from banks and other financial institutions, all of which could cause Enterprise Financial Services Corp's actual results to differ from those set forth in the forward-looking statements.

                                  Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity, and cash flows of the Company for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 and the year ended December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                               Financial Condition

Total assets at March 31, 2002 were $789 million, a decrease of $6 million compared to total assets of $795 million at December 31, 2001. Loans less unearned loan fees were $687 million, an increase of $45 million, or 7%, over total loans of $642 million at December 31, 2001. The increase in loans is attributed, in part, to the success of the Company's relationship officers' efforts. Federal funds sold and investment securities were $59 million, a decrease of $39 million, or 40%, from total federal funds sold and investment securities of $98 million at December 31, 2001. The decrease resulted from the shift in interest earning assets from short-term investments into loans during the first three months of 2002.

Total deposits at March 31, 2002 were $704 million, a decrease of $10 million compared to total deposits of $714 million at December 31, 2001.

Total shareholders' equity at March 31, 2002 was $52.6 million, an increase of $0.7 million over total shareholders' equity of $51.9 million at December 31, 2001. The increase in equity is primarily due to net income of $871,000 for the three months ended March 31, 2002, and the exercise of incentive stock options by employees, less dividends paid to shareholders and a $365,000 decrease in accumulated other comprehensive income.

                              Results of Operations

Net income was $871,358 for the three month period ended March 31, 2002, a decrease of $288,694 or 25% compared to net income of $1,160,052 for the same period ended March 31, 2001. Basic earnings per share for the three month periods ended March 31, 2002 and 2001 were $0.09 and $0.13, respectively. Diluted earnings per share for the three month periods ended March 31, 2002 and 2001 were $0.09 and $0.12, respectively. The decrease in net income for the three month period ended March 31, 2002 as compared to the same period ended March 31, 2001 is due to a decrease in net interest income, an increase in the provision for loan losses and an increase in noninterest expenses, offset by an increase in noninterest income.

Net Interest Income

Net interest income (on a tax equivalent basis) was $7.2 million, or 3.92% of average interest-earning assets for the three months ended March 31, 2002, compared to $7.5 million, or 4.69%, of average interest-earning assets, for the same period in 2001. The $340,000 decrease in net interest income for the three months ended March 31, 2002 as compared to the same period in 2001 was the result of a decrease in the interest rates of average interest-earning assets and an increase in average interest-bearing liabilities offset by an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities. Average interest-earning assets for the three months ended March 31, 2002 were $744 million, which is a $94 million, or 14%, increase over $650 million for the three months ended March 31, 2001. The increase in average interest-earning assets is attributed to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 6.02% for the three month period ended March 31, 2002 compared to 8.89% for the three month period ended March 31, 2001. The decrease in asset yield was primarily due to a 325 basis point decrease in the prime rate since March 31, 2001 and a general decrease in the average yield on loans and investment securities. Average interest-bearing liabilities increased to $610 million for the three months ended March 31, 2002 from $542 million for the same period in 2001. The increase in interest-bearing transaction and money market accounts is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 2.57% for the three months ended March 31, 2002 compared to 5.04% for the same period in 2001. This decrease is attributed mainly to declines in market interest rates for all sources of funding.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31, 2002 and 2001:

                                                                      Three months ended March 31,
                                      ----------------------------------------------------------------------------------------------
                                                            2002                                             2001
                                      ---------------------------------------------     --------------------------------------------
                                                   Percent     Interest     Average                Percent      Interest     Average
                                       Average    of Total     Income/      Yield/      Average    of Total     Income/       Yield/
                                       Balance     Assets      Expense       Rate       Balance     Assets      Expense        Rate
                                      --------    --------     --------     -------     -------    --------     --------     -------
Assets                                                                   (Dollars in Thousands)
------
Interest-earning assets:
   Loans (1)(2)                       $668,497      85.58%     $ 10,479      6.36%     $568,178      82.74%     $ 12,927      9.23%
   Taxable investments in debt and
      equity securities                 47,924       6.13           458      3.87        44,538       6.49           828      7.54
   Non-taxable investments in debt
    and equity securities (2)               73       0.01             1      7.72           457       0.07             9      7.75
   Federal funds sold                   24,068       3.08            92      1.55        37,242       5.42           501      5.46
   Interest-earning deposits             3,397       0.43            17      2.05            33          -             -      3.59
                                      --------     ------      --------                --------     ------      --------
Total interest-earning assets          743,959      95.23      $ 11,047      6.02       650,448      94.72      $ 14,265      8.89


Noninterest-earning assets:
   Cash and due from banks              24,614       3.15                                22,252       3.24
   Fixed assets, net                     9,953       1.27                                 8,926       1.30
   Prepaid expenses and other assets    10,267       1.31                                12,316       1.79
   Allowance for loan losses            (7,569)     (0.96)                               (7,224)     (1.05)
                                      --------     ------                              --------     ------
      Total assets                    $781,224     100.00%                             $686,718     100.00%
                                      ========     ======                              ========     ======

Liabilities and Shareholders' Equity
------------------------------------
Interest-bearing liabilities:
   Interest-bearing transaction
     accounts                         $ 66,297       8.48%     $     68      0.42%     $ 53,783       7.83%     $    179      1.35%
   Money market accounts               317,383      40.62         1,274      1.63       267,359      38.94         3,107      4.71
   Savings                               8,328       1.07            21      1.02         7,223       1.05            46      2.58
   Certificates of deposit             190,740      24.42         2,041      4.34       191,819      27.94         3,009      6.36
   Borrowed funds                       16,689       2.13           200      4.86        11,290       1.64           147      5.27
   Guaranteed preferred beneficial
     interests in EBH-subordinated
     debentures                         11,000       1.41           259      9.55        11,000       1.60           253      9.31
                                     ---------     ------      --------                --------     ------      --------
Total interest-bearing liabilities     610,437      78.13      $  3,863      2.57       542,474      79.00      $  6,741      5.04
Noninterest-bearing liabilities:
   Demand deposits                     115,739      14.82                                87,166      12.69
   Other liabilities                     2,100       0.27                                 2,325       0.34
                                      --------     ------                              --------     ------
   Total liabilities                   728,276      93.22                               631,965      92.03
   Shareholders' equity                 52,948       6.78                                54,753       7.97
                                      --------     ------                              --------     ------
Total liabilities and shareholders'
  equity                              $781,224     100.00%                             $686,718     100.00%
                                      --------     ------                              --------     ------
Net interest income                                            $  7,184                                         $  7,524
                                                               --------                                         --------
Net interest spread                                                          3.45%                                            3.85%
Net interest rate margin(3)                                                  3.92%                                            4.69%
                                                                            -----                                            -----


(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
    Loan fees included in interest income are approximately $335,000 and $345,000 for the three months ended March 31, 2002 and 2001, respectively.

(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

(3) Net interest income divided by average total interest earning assets.

During the three months ended March 31, 2002, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1,960,000. Interest income decreased $5,178,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and borrowed funds resulted in an increase in interest expense of $582,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $3,460,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended March 31, 2002 as compared to the same period in 2001 was a decrease in interest income of $3,218,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $2,878,000.

The following table sets forth on a tax equivalent basis, for the three months ended March 31, 2002 compared to the same period ended March 31, 2001, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                               2002 Compared to 2001
                                             Increase (Decrease) Due to
                                         -----------------------------------
                                         Volume(1)     Rate(2)        Net
                                         ---------     -------      --------
                                               (Dollars in Thousands)
Interest earned on:
   Loans                                  $2,026       $(4,474)     $(2,448)
   Taxable investments in debt and
      equity securities                       59          (429)        (370)
   Nontaxable investments in debt
      and equity securities (3)               (8)            -           (8)
   Federal funds sold                       (135)         (274)        (409)
   Interest-bearing deposits                  18            (1)          17
                                          -------      -------       ------
      Total interest-earning assets       $1,960       $(5,178)     $(3,218)
                                          ------       -------      -------
Interest paid on:
   Interest-bearing transaction
       accounts                           $   35       $  (146)     $  (111)
   Money market accounts                     496        (2,329)      (1,833)
   Savings                                     6           (31)         (25)
   Certificates of deposit                   (17)         (951)        (968)
   Borrowed funds                             62            (9)          53
   Guaranteed preferred beneficial
        interests in EBH-subordinated
        debentures                             -             6            6
                                          ------       -------      -------
          Total                              582        (3,460)      (2,878)
                                          ------       -------      -------
Net interest income                       $1,378       $(1,718)     $  (340)
                                          ======       =======      =======

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

Provision for Loan Losses

The provision for loan losses was $590,000 for the three months ended March 31, 2002, compared to $265,000 for the same period in 2001. The Company's asset quality remained sound with net chargeoffs of $30,000 for the three months ended March 31, 2002, compared to net chargeoffs of $13,000 for the same period in 2001. Loan growth remained strong during the first three months of 2002. The increase in provision expense in the first quarter of 2002 as compared to the same period in 2001 was due to an increase of $890,000 in nonperforming loans, a higher level of internally criticized credits as a percentage of bank capital plus loan loss reserves, and the continued increase in loans outstanding.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to the provision:


                                                                      Three months ended
                                                                           March 31,
                                                                    ---------------------
                                                                       2002       2001
                                                                    ----------  ---------
                                                                    (Dollars in thousands)
Allowance at beginning of period                                     $  7,296   $  7,097
Loans charged off:
     Commercial and industrial                                             31          5
     Real estate:
          Commercial                                                       14         35
          Construction                                                      -          -
          Residential                                                       -          -
     Consumer and other                                                     9          7
                                                                    ---------   --------
     Total loans charged off                                               54         47
                                                                    ---------   --------
Recoveries of loans previously charged off:
     Commercial and industrial                                             10          8
     Real estate:
          Commercial                                                        5         20
          Construction                                                      -          -
          Residential                                                       -          3
     Consumer and other                                                     9          3
                                                                    ---------   --------
     Total recoveries of loans previously charged off                      24         34
                                                                    ---------   --------
Net loans charged off                                                      30         13
                                                                    ---------   --------
Provision for loan losses                                                 590        265
                                                                    ---------   --------
Allowance at end of period                                           $  7,856   $  7,349
                                                                    =========   ========

Average loans                                                        $668,497   $568,178
Total loans                                                          $687,261   $583,954
Nonperforming loans                                                  $  2,834   $  1,944

Net charge-offs to average loans (annualized)                            0.02%      0.01%
Allowance for loan losses to total loans                                 1.14%      1.26%

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

The allowance for loan losses to total loans of 1.14% at March 31, 2002 is down from 1.26% at March 31, 2001 due to several large charge-offs in 2001 on loans that had specific reserves allocated to them. This same ratio was 1.14% at December 31, 2001.

The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                   March 31,     March 31,
                                                     2002          2001
                                                   --------      ---------
                                                    (Dollars in thousands)
Non-accrual loans                                  $  2,834      $  1,944
Foreclosed property                                     138           338
                                                   --------      --------
Total nonperforming assets                         $  2,972      $  2,282
                                                   ========      ========

Total assets                                       $789,404      $701,536
Total loans                                        $687,261      $583,954
Total loans plus foreclosed property               $687,399      $584,292

Nonperforming loans to loans                           0.41%          0.33%
Nonperforming assets to loans plus
   foreclosed property                                 0.43%          0.33%
Nonperforming assets to total assets                   0.38%          0.33%

As of March 31, 2002, a large portion, $1.9 million or 69%, of the nonaccrual loans are three separate loans from one customer relationship. At March 31, 2001, $1.6 million or 81% of the nonaccrual loans were a result of one customer relationship. The loans related to this relationship were subsequently restructured and $270,000 was charged off during May 2001.

Noninterest Income

Noninterest income was $1,491,720 for the three months ended March 31, 2002, compared to $838,757 for the same period in 2001. The 78% increase is primarily attributed to a $376,710 increase in trust and financial advisory income, a $180,314 increase in the gain on sale of mortgage loans and a $112,333 increase in service charges on deposit accounts. Trust and financial advisory income was $629,056 for the three months ended March 31, 2002, as compared to $252,346 for the same period in 2001. The increase in fees was the result of increased assets under management in Enterprise Trust and commissions on insurance sales activity in the financial advisory area. The gain on sale of mortgage loans was $360,337 for the three months ended March 31, 2002, as compared to $180,023 for the three months ended March 31, 2001. The increase in the gain on sale of mortgage loans was due to a dramatic decrease in interest rates during 2001 resulting in higher purchase and refinancing activity on residential mortgage loans. Most of these loans are sold into the secondary market without retention of the servicing rights. The service charges on deposit accounts were $411,894 for the three months ended March 31, 2002 as compared to $299,561 for the three months ended March 31, 2001. The increase in service charges on deposit accounts is a result of a decrease in the earnings credit rate on business accounts and an increase in deposit balances outstanding. These increases were slightly offset by a $29,687 decrease in the gain on sale of securities and a $25,336 decrease in other service charges and fee income. The Company had no sales of investment securities during the three month period ended March 31, 2002. The Company wrote off its assets related to Merchant Banc investments during December 2001. The Company is pursuing recoveries on those Merchant Banc investment losses. There were no gains or further losses recorded on these Merchant Banc investments during the three months ended March 31, 2002.

Noninterest Expense

Noninterest expense was $6.6 million for the three months ended March 31, 2002, compared to $6.2 million for the same period in 2001. The 7% increase in noninterest expenses was primarily due to: 1) increased activity and growth in the trust and financial advisory services which resulted in a $59,833, or 10%, increase in noninterest expense; 2) increased commissions of $63,535 related to the sale of mortgage loans; 3) recent renovation and remodeling at the Clayton location in the fourth quarter of 2001 which increased noninterest expenses by $102,740; and 4) the opening of a new banking facility in the Kansas City area which increased noninterest expenses by $178,590.

Salaries, payroll and employee benefits increased $289,029, or 7%, for the three month period ended March 31, 2002 as compared to the same period ended March 31, 2001. Most of this increase is related to an increase in commission based income in the Mortgage and Financial Advisory areas. Occupancy expense increased $60,589, or 15%, for the three month period ended March 31, 2002 as compared to the same period ended March 31, 2001. The Clayton location acquired additional space for the Holding Company and Trust offices and existing space was remodeled. The Company opened a new banking facility in the Country Club Plaza in Kansas City, Missouri during the fourth quarter of 2001, which also increased occupancy and furniture equipment expenses. The Company upgraded its telephone and voicemail systems during the fourth quarter of 2001 which increased furniture and equipment expense during 2002. Furniture and equipment expense increased $34,501, or 16%, for the three month period ended March 31, 2002 as compared to the same period ended March 31, 2001. Data processing expense decreased $43,170, or 15%, for the three months ended March 31, 2002 as compared to the same period ended March 31, 2001. During the first quarter of 2001, the Bank expanded the computer and data processing infrastructure for the additional Kansas locations.

Other operating expenses increased $137,966 or 10% for the three month period ended March 31, 2002 over the same period ended March 31, 2001. The Bank recognized a $138,000 loss in March, 2002 associated with fraud that was substantially recovered in April.

Liquidity

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At March 31, 2002, the loan to deposit ratio was 98%, as compared to 90% at December 31, 2001. Federal funds sold and investment securities were $59 million at March 31, 2002 as compared to $98 million at December 31, 2000. During the three months ended March 31, 2002, the Company experienced loan growth of $45 million, while deposits decreased $10 million. This decrease in the Company's liquidity position resulted in the utilization of federal funds sold balances to fund loan growth. The Company also increased its Federal Home Loan Bank advances by $1.5 million to $15.5 million during the three month period ended March 31, 2002.

This decrease in the Company's liquidity position during the first quarter of the year is very typical. The Company's deposits tend to increase at year end and decrease during the first quarter as its commercial customers payout year end bonuses and taxes.

The Company closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of March 31, 2002, the Company has over $90 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge and $27 million from the Federal Reserve under a pledged loan agreement. The Company also has access to over $50 million in overnight federal funds purchased from various banking institutions.

Capital Adequacy

Enterprise Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes Enterprise Bank is well capitalized.

As of March 31, 2002, the most recent notification from the Company's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Enterprise Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

The following table summarizes the Company's and Bank's risk-based capital and leverage ratios at the dates indicated:

                                                                                                               To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                         Actual                Adequacy Purposes           Action Provisions
                                                -----------------------      --------------------        -----------------------
                                                   Amount         Ratio        Amount       Ratio           Amount        Ratio
                                                -----------       -----      -----------    -----        ----------       -----
 As of March 31, 2002:
 Total Capital (to risk weighted assets)
    Enterprise Financial Services Corp          $69,520,611       10.17%     $54,687,202     8.00%       $        -         - %
    Enterprise Bank                              69,611,652       10.21       54,530,948     8.00         68,163,685     10.00

 Tier 1 Capital (to risk weighted assets)
    Enterprise Financial Services Corp          $61,664,281        9.02%     $27,343,601     4.00%       $        -         - %
    Enterprise Bank                              61,755,322        9.06       27,265,474     4.00         40,898,211      6.00

Tier 1 Capital (to average assets)
    Enterprise Financial Services Corp          $61,664,281        7.91%     $23,374,095     3.00%       $        -         - %
    Enterprise Bank                              61,755,322        7.94       23,337,347     3.00         38,895,579      5.00

 As of December 31, 2001:
 Total Capital (to risk weighted assets)
    Enterprise Financial Services Corp          $67,920,595       10.41%     $52,203,818     8.00%       $        -         - %
    Enterprise Bank                              67,605,690       10.40       52,024,902     8.00         65,031,128     10.00

Tier 1 Capital (to risk weighted assets)
    Enterprise Financial Services Corp          $60,624,679        9.29%     $26,101,909     4.00%       $        -         - %
    Enterprise Bank                              60,309,774        9.27       26,012,451     4.00         39,018,677      6.00

Tier 1 Capital (to average assets)
    Enterprise Financial Services Corp          $60,624,679        8.18%     $22,232,250     3.00%       $        -         - %
    Enterprise Bank                              60,309,774        8.21       22,040,917     3.00         36,734,862      5.00

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

     Item 3: Quantitative and Qualitative Disclosures Regarding Market Risk

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard repricing or "GAP" report subject to different rate shock scenarios. At March 31, 2002, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

In January 2002, the Bank executed two interest rate swaps in order to limit exposure from further falling interest rates. The first swap had a $40 million notional amount, a term of two years and obligated the Bank to pay a floating amount and receive a fixed amount. The second swap was also a "receive fixed" but had a notional amount of $20 million and a term of three years. The swaps qualify as "cash flow hedges" under SFAS 133, and so changes in the fair value of the swaps are recognized as part of other comprehensive income.

The following tables present the scheduled maturity of the Company's market risk sensitive instruments at March 31, 2002:

                                                                                                     Beyond 5
                                                                                                    Years or No
                                                                                                      Stated
                               Year 1         Year 2        Year 3        Year 4        Year 5        Maturity         Total
                              --------        ------        ------        ------        ------        --------        --------
ASSETS
Investment in debt
 and equity securities        $ 25,221         9,794         5,541         4,866         1,002          1,330         $ 47,754
Interest-bearing
 deposits                          379             -             -             -             -              -              379
Federal funds sold              11,745             -             -             -             -              -           11,745
Loans                          539,323        32,625        72,826        13,820        14,219         14,448          687,261
Loans held for sale              2,628             -             -             -             -              -            2,628
                              --------        ------        ------        ------        ------         ------         --------
Total                         $579,296        42,419        78,367        18,686        15,221         15,778         $749,767
                              ========        ======        ======        ======        ======         ======         ========

LIABILITIES
Savings, money
 market deposits              $398,156             -             -             -             -              -         $398,156
Certificates of deposit        161,322        19,314         1,979         2,545           395              -          185,555
Guaranteed
 preferred beneficial
 interests in
 EBH-subordinated
 debentures                          -             -             -             -             -         11,000           11,000
Borrowed funds                   6,024         5,480         2,900         1,150           550          1,272           17,376
                              --------        ------        ------        ------        ------         ------         --------
Total                         $565,502        24,794         4,879         3,695           945         12,272         $612,087
                              ========        ======        ======        ======        ======         ======         ========

                                           Average
                                          Interest
                                          Rate for
                                            Three
                                           Months
                                            Ended
                           Carrying       March 31,         Estimated
                            Value           2002            Fair Value
                          -----------    ------------      -------------
ASSETS
Investment in debt
 and equity securities    $ 47,754          3.87%            $ 47,754
Interest-earning
 deposits                      379          2.05                  379
Federal funds sold          11,745          1.55               11,745
Loans                      687,261          6.36%             701,883
Loans held for sale          2,628                              2,628
                          --------                           --------
Total                      749,767                           $764,389
                          ========                           ========

LIABILITIES
Savings, money
 market deposits          $398,156          1.41%            $398,156
Certificates of deposit    185,555          4.34              187,500
Guaranteed preferred
 beneficial interests
 in EBH-subordinated
 debentures                 11,000          9.55               11,128
Borrowed funds              17,376          4.86%              17,550
                          --------                           --------
Total                     $612,087                           $614,334
                          ========                           ========

                                       19

                          PART II - OTHER INFORMATION
                          ---------------------------

                   Item 6. - Exhibits and Reports on Form 8-K

(a). Exhibits.

     Exhibit
     Number        Description
     ------        -----------

     11.1 (1)      Statement Regarding Calculation of Earnings Per Share

(b). During the three months ended March 31, 2002, the Registrant filed one Current Report on Form 8-K, dated March 22, 2002, in which the Registrant announced a change in previously reported 2001 earnings.

-------------
(1)  Filed herewith.

                                       I

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 9th day of May, 2002.

                                       ENTERPRISE FINANCIAL SERVICES CORP


                                       By: /s/ Fred H. Eller
                                           -------------------------------------
                                               Fred H. Eller
                                               Chief Executive Officer


                                       By: /s/ Frank H. Sanfilippo
                                           -------------------------------------
                                               Frank H. Sanfilippo
                                               Chief Financial Officer

                                       II