Form 10-Q
period 2002-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2002-08-01
CIK 1025835

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                    ---------    ---------

     Commission file number: 001-15373

                                   ----------

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 1, 2002:

     Common Stock, $.01 par value---- 9,437,551 shares outstanding

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

      Consolidated Balance Sheets
      At June 30, 2002 and December 31, 2001.......................................1

      Consolidated Statements of Operations
      Three Months and Six Months Ended June 30, 2002 and 2001.....................2

      Consolidated Statements of Comprehensive Income
      Three Months and Six Months Ended June 30, 2002 and 2001.....................4

      Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2002 and 2001......................................5

      Notes to Consolidated Financial Statements...................................6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................11

   Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk ........23

PART II - OTHER INFORMATION

   Item 4. Submissions of Matters to a Vote of Security Holders.................II-1

   Item 6. Exhibits and Reports on Form 8-K.....................................II-2

   Signatures...................................................................II-3

                                 PART I - Item 1
               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)

                                                              At June 30,    At December 31,
                                                                 2002             2001
                                                              ------------   ---------------
                         Assets
Cash and due from banks                                       $ 35,490,098    $ 32,178,155
Federal funds sold                                               9,166,870      48,624,680
Interest-bearing deposits                                          798,551       3,433,351
Investments in debt and equity securities:
   Available for sale, at estimated fair value                  40,826,823      45,952,142
   Held to maturity, at amortized cost (estimated fair
      value of $14,489 at June 30, 2002 and
      $116,633 at December 31, 2001)                                14,236         116,214
                                                              ------------    ------------
            Total investments in debt and equity securities     40,841,059      46,068,356
                                                              ------------    ------------
Loans held for sale                                              1,526,950       8,936,042
Loans, less unearned loan fees                                 704,999,997     642,053,483
   Less allowance for loan losses                                8,226,229       7,295,916
                                                              ------------    ------------
            Loans, net                                         696,773,768     634,757,567
                                                              ------------    ------------
Other real estate owned                                            125,000         138,000
Fixed assets, net                                                9,433,397       9,999,432
Accrued interest receivable                                      3,778,308       3,140,912
Goodwill                                                         2,087,537       2,087,537
Prepaid expenses and other assets                                8,052,818       5,885,531
                                                              ------------    ------------
            Total assets                                      $808,074,356    $795,249,563
                                                              ============    ============
               Liabilities and Shareholders' Equity
Deposits:
   Demand                                                     $139,849,189    $126,648,048
   Interest-bearing transaction accounts                        57,954,682      71,574,686
   Money market accounts                                       317,984,957     309,355,326
   Savings                                                       8,699,472       7,761,917
   Certificates of deposit:
      $100,000 and over                                        100,707,337      89,323,516
      Other                                                     94,434,752     109,689,672
                                                              ------------    ------------
            Total deposits                                     719,630,389     714,353,165
Guaranteed preferred beneficial interests in
   subordinated debentures                                      15,000,000      11,000,000
Federal Home Loan Bank advances                                 13,696,764      14,032,385
Notes payable                                                           --       1,366,667
Accrued interest payable                                         1,473,841       1,208,549
Accounts payable and accrued expenses                            3,108,666       1,392,194
                                                              ------------    ------------
            Total liabilities                                  752,909,660     743,352,960
                                                              ------------    ------------
Shareholders' equity:
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
         9,437,551 shares at June 30, 2002 and
         9,270,667 shares at December 31, 2001                      94,376          92,707
   Surplus                                                      37,977,368      37,288,725
   Retained earnings                                            16,323,467      14,330,784
   Accumulated other comprehensive income                          769,485         184,387
                                                              ------------    ------------
            Total shareholders' equity                          55,164,696      51,896,603
                                                              ------------    ------------
            Total liabilities and shareholders' equity        $808,074,356    $795,249,563
                                                              ============    ============

See accompanying notes to consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                                    Three months ended           Six months ended
                                                         June 30,                    June 30,
                                                 -------------------------   -------------------------
                                                     2002          2001          2002          2001
                                                 -----------   -----------   -----------   -----------
Interest income:
   Interest and fees on loans                    $10,963,836   $12,656,331   $21,425,740   $25,563,707
   Interest on debt securities:
      Taxable                                        373,042       467,297       818,082     1,251,412
      Nontaxable                                          --         4,708           917        10,465
   Interest on federal funds sold                     35,400       289,963       127,226       790,935
   Interest on interest-bearing deposits               5,444         6,613        22,576         8,417
   Dividends on equity securities                     14,640        30,813        27,284        74,666
                                                 -----------   -----------   -----------   -----------
            Total interest income                 11,392,362    13,455,725    22,421,825    27,699,602
                                                 -----------   -----------   -----------   -----------
Interest expense:
   Interest-bearing transaction accounts              68,817       139,028       137,228       317,968
   Money market accounts                           1,212,304     2,577,273     2,486,669     5,684,595
   Savings                                            22,159        45,494        42,879        91,432
   Certificates of deposit:
      $100,000 and over                              789,423     1,353,268     1,618,699     2,741,001
      Other                                        1,061,615     1,701,913     2,273,051     3,323,608
   Federal funds purchased                            27,620        77,621        27,933       140,846
   Federal Home Loan Bank borrowings                 177,736       124,427       361,836       207,864
   Notes payable                                      19,779            --        35,207            --
   Guaranteed preferred beneficial
      interests in subordinated debentures           262,607       261,372       521,107       513,951
                                                 -----------   -----------   -----------   -----------
            Total interest expense                 3,642,060     6,280,396     7,504,609    13,021,265
                                                 -----------   -----------   -----------   -----------
            Net interest income                    7,750,302     7,175,329    14,917,216    14,678,337
Provision for loan losses                            530,000       330,000     1,120,000       595,000
                                                 -----------   -----------   -----------   -----------
            Net interest income
               after provision for loan losses     7,220,302     6,845,329    13,797,216    14,083,337
                                                 -----------   -----------   -----------   -----------
Noninterest income:
   Service charges on deposit accounts               448,747       313,814       860,641       613,375
   Trust and financial advisory income               540,077       316,755     1,169,133       569,101
   Other service charges and fee income               83,351        80,688       173,784       196,457
   Gains on sale of mortgage loans                   284,906       332,786       645,243       512,809
   Gains on sale of securities                            --        52,559            --        82,246
   Recoveries and income (loss)
      from  Merchant Banc investments                 88,889        15,723        88,889       (22,906)
                                                 -----------   -----------   -----------   -----------
            Total noninterest income               1,445,970     1,112,325     2,937,690     1,951,082
                                                 -----------   -----------   -----------   -----------
Noninterest expense:
   Salaries                                        3,352,464     3,248,456     6,812,546     6,477,351
   Payroll taxes and employee benefits               690,283       719,926     1,379,929     1,351,730
   Occupancy                                         460,250       401,019       917,826       798,006
   Furniture and equipment                           254,853       244,281       506,843       461,770
   Data processing                                   259,550       242,689       512,594       538,903
   Amortization of goodwill                               --        47,641            --        95,283
   Other                                           1,349,506     1,183,000     2,869,855     2,565,383
                                                 -----------   -----------   -----------   -----------
            Total noninterest expense              6,366,906     6,087,012    12,999,593    12,288,426
                                                 -----------   -----------   -----------   -----------
            Income before income tax expense       2,299,366     1,870,642     3,735,313     3,745,993
Income tax expense                                   850,124       735,405     1,414,713     1,450,704
                                                 -----------   -----------   -----------   -----------
Net income                                       $ 1,449,242   $ 1,135,237   $ 2,320,600   $ 2,295,289
                                                 ===========   ===========   ===========   ===========

See accompanying notes to unaudited consolidated financial statements

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES Consolidated Statements of Operations (unaudited) continued

                                        Three months ended          Six months ended
                                             June 30,                   June 30,
                                      -----------------------   -----------------------
                                         2002         2001         2002         2001
                                      ----------   ----------   ----------   ----------
Per share amounts:
   Basic earnings per share           $     0.15   $     0.12   $     0.25   $     0.25
      Basic weighted average common
         shares outstanding            9,399,560    9,178,233    9,349,433    9,147,928

   Diluted earnings per share         $     0.15   $     0.12   $     0.24   $     0.24
      Diluted weighted average
         common shares outstanding     9,575,650    9,611,136    9,576,225    9,630,369

----------
See accompanying notes to unaudited consolidated financial statements

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (unaudited)

                                                 Three months ended June 30,   Six months ended June 30,
                                                 ---------------------------   -------------------------
                                                      2002         2001           2002          2001
                                                 ------------   ------------   -----------   -----------
Net income                                        $1,449,242     $1,135,237     $2,320,600    $2,295,289
Other comprehensive income (loss), before tax
   Unrealized gain on investment securities
      arising during the period, net of tax          163,944         19,062         24,758        83,910
   Less: reclassification adjustment for
         realized gains included in net
         income, net of tax                               --         34,689             --        54,282
   Unrealized gain on cash flow type
         derivative instruments arising during       786,060             --        560,340            --
         the period, net of tax
                                                  ----------     ----------     ----------    ----------
 Total other comprehensive income (loss),
      net of tax                                     950,004        (15,627)       585,098        29,628
                                                  ----------     ----------     ----------    ----------
 Total comprehensive income                       $2,399,246     $1,119,610     $2,905,698    $2,324,917
                                                  ==========     ==========     ==========    ==========

----------
See accompanying notes to unaudited consolidated financial statements

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                                                  Six months ended June 30,
                                                                                 ---------------------------
                                                                                     2002           2001
                                                                                 ------------   ------------
Cash flows from operating activities:
   Net income                                                                    $  2,320,600   $  2,295,289
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                871,158        768,449
         Provision for loan losses                                                  1,120,000        595,000
         Net amortization (accretion) of debt and equity securities                   388,346        (55,336)
         Gain on sale of available for sale investment securities                          --        (82,246)
         (Recovery on) loss from Merchant Banc investments                            (88,889)        22,906
         Mortgage loans originated                                                (29,149,314)   (46,341,528)
         Proceeds from mortgage loans sold                                         37,203,649     40,452,278
         Gain on sale of mortgage loans                                              (645,243)      (512,809)
         Noncash compensation expense attributed to stock option grants               103,262         99,205
         (Increase) decrease in accrued interest receivable                          (637,396)       824,126
         Increase (decrease) in accrued interest payable                              265,292        (77,410)
         Other, net                                                                   237,661       (802,362)
                                                                                 ------------   ------------
            Net cash provided (used in) by operating activities                    11,989,126     (2,814,438)
                                                                                 ------------   ------------
Cash flows from investing activities:
   Purchases of available for sale debt and equity securities                     (16,387,077)   (10,143,108)
   Purchases of held to maturity debt securities                                           --       (101,195)
   Proceeds from sale of available for sale debt securities                                --      2,517,209
   Proceeds from maturities and principal paydowns on available for sale
      debt and equity securities                                                   21,162,540     31,505,215
   Proceeds from maturities and principal paydowns on held to maturity
      debt securities                                                                 100,000        300,000
   Proceeds from redemption of FHLB stock                                               1,000             --
   Net increase in loans                                                          (63,210,415)   (60,156,694)
   Recoveries of loans previously charged off                                          39,214         44,736
   Proceeds from sale of fixed assets                                                  15,578         15,300
   Purchases of fixed assets                                                         (324,702)    (1,392,482)
   Investment in Enterprise Merchant Banc LLC                                              --        (35,000)
                                                                                 ------------   ------------
            Net cash used in investing activities                                 (58,603,862)   (37,446,019)
                                                                                 ------------   ------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing deposit accounts                13,201,141     (2,211,595)
   Net (decrease) increase in interest bearing deposit accounts                    (7,923,917)    17,855,816
   Decrease in federal funds purchased                                                     --     (1,225,000)
   Maturities and paydowns of Federal Home Loan Bank advances                      (3,035,621)       (41,420)
   Paydowns of notes payable                                                       (2,366,667)            --
   Proceeds from borrowings of Federal Home Loan Bank advances                      2,700,000      8,000,000
   Proceeds from borrowings of notes payable                                        1,000,000             --
   Proceeds from sale of guaranteed preferred beneficial interest in
      subordinated debentures                                                       4,000,000             --
   Cash dividends paid                                                               (327,917)      (275,456)
   Proceeds from the exercise of common stock options                                 587,050      1,054,036
                                                                                 ------------   ------------
            Net cash provided by financing activities                               7,834,069     23,156,381
                                                                                 ------------   ------------
            Net decrease in cash and cash equivalents                             (38,780,667)   (17,104,076)
Cash and cash equivalents, beginning of period                                     84,236,186     84,276,370
                                                                                 ------------   ------------
Cash and cash equivalents, end of period                                         $ 45,455,519   $ 67,172,294
                                                                                 ============   ============
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                   $  7,239,317   $ 13,098,675
      Income taxes                                                                  1,079,100      3,389,300
                                                                                 ============   ============
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                      35,000             --
      Loans made to facilitate sale of other real estate owned                             --         28,680
                                                                                 ============   ============

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the "Company" or "Enterprise Financial") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. The consolidated financial statements include the accounts of Enterprise Financial Services Corp (which changed its name from Enterbank Holdings, Inc. on April 29, 2002) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 2001 have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2)  Segment Disclosure

     Management segregates the Company into three distinct businesses for evaluation purposes. The three segments are the Bank, Enterprise Trust and Corporate, Intercompany and Reclassifications. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

     The Corporate, Intercompany, and Reclassifications segment includes the holding company and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Banking.

     The majority of the Company's assets and income result from Enterprise Banking (the "Bank"). The Bank consists of three banking branches and an operations center in the St. Louis County area, two banking branches in the Kansas City region and three banking branches in the Southeast Kansas region. The products and services offered by the Banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

     Enterprise Trust, which is a division of the Bank, provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

The following are the financial results and balance sheet information for the Company's operating segments as of and for the three and six month periods ended June 30, 2002 and 2001 (unaudited):

                                                                      Corporate,
                                                                       Intercompany,
                                          Enterprise    Enterprise         and
Balance sheet information:                 Banking        Trust      Reclassifications       Total
                                         ------------   ----------   -----------------   ------------
June 30, 2002
-------------
Loans, less unearned loan fees            704,999,997       --                  --        704,999,997
Deposits                                  721,894,666       --          (2,264,277)       719,630,389
Borrowings                                 13,696,764       --          15,000,000         28,696,764
Total assets                             $805,925,276      $--         $ 2,149,080       $808,074,356
                                         ============      ===         ===========       ============

June 30, 2001
-------------
Loans, less unearned loan fees            616,098,416       --                  --        616,098,416
Deposits                                  648,970,190       --            (888,532)       648,081,658
Borrowings                                 11,855,887       --          17,068,592         28,924,479
Total assets                             $731,451,512      $--         $ 5,447,473       $736,898,985
                                         ============      ===         ===========       ============

                                                                         Corporate,
                                                                       Intercompany,
                                          Enterprise    Enterprise         and
Income statement information:               Banking       Trust      Reclassifications      Total
                                          -----------   ----------   -----------------   -----------
Three months ended June 30, 2002
--------------------------------
Net interest income                       $ 8,032,687   $       --      $  (282,385)     $ 7,750,302
Provision for loan losses                     530,000           --               --          530,000
Noninterest income                            817,002      540,077           88,891        1,445,970
Noninterest expense                       $ 5,029,340      722,774          614,792        6,366,906
                                          -----------   ----------      -----------      -----------
Income (loss) before income tax expense     3,290,349     (182,697)        (808,286)       2,299,366
Income tax expense (benefit)                1,167,871      (67,598)        (250,149)         850,124
                                          -----------   ----------      -----------      -----------
Net income (loss)                         $ 2,122,478   $ (115,099)     $  (558,137)     $ 1,449,242
                                          ===========   ==========      ===========      ===========

Three months ended June 30, 2001
--------------------------------
Net interest income                       $ 7,436,700   $       --      $  (261,371)     $ 7,175,329
Provision for loan losses                     330,000           --               --          330,000
Noninterest income                            819,847      316,755          (24,277)       1,112,325
Noninterest expense                         5,205,696      634,589          246,727        6,087,012
                                          -----------   ----------      -----------      -----------
Income (loss) before income tax expense     2,720,851     (317,834)        (532,375)       1,870,642
Income tax expense (benefit)                1,082,432     (126,810)        (220,217)         735,405
                                          -----------   ----------      -----------      -----------
Net income (loss)                         $ 1,638,419   $ (191,024)     $  (312,158)     $ 1,135,237
                                          ===========   ==========      ===========      ===========

Six months ended June 30, 2002
------------------------------
Net interest income                       $15,473,530   $       --      $  (556,314)     $14,917,216
Provision for loan losses                   1,120,000           --               --        1,120,000
Noninterest income                          1,696,862    1,169,133           71,695        2,937,690
Noninterest expense                        10,472,452    1,382,323        1,144,818       12,999,593
                                          -----------   ----------      -----------      -----------
Income (loss) before income tax
expense                                     5,577,940     (213,190)      (1,629,437)       3,735,313
Income tax expense (benefit)                2,042,874      (78,880)        (549,281)       1,414,713
                                          -----------   ----------      -----------      -----------
Net income (loss)                          $3,535,066   $ (134,310)     $(1,080,156)     $ 2,320,600
                                          ===========   ==========      ===========      ===========

Six months ended June 30, 2001
------------------------------
Net interest income                       $15,191,011   $       --      $  (512,674)     $ 4,678,337
Provision for loan losses                     595,000           --               --          595,000
Noninterest income                          1,404,887      569,101          (22,906)       1,951,082
Noninterest expense                        10,397,872    1,234,305          656,249       12,288,426
                                          -----------   ----------      -----------      -----------
Income (loss) before income tax
expense                                     5,603,026     (665,204)      (1,191,829)       3,745,993
Income tax expense (benefit)                2,176,034     (253,952)        (471,378)       1,450,704
                                          -----------   ----------      -----------      -----------
Net income (loss)                         $ 3,426,992   $ (411,252)     $  (720,451)     $ 2,295,289
                                          ===========   ==========      ===========      ===========

(3)  Derivative Instruments and Hedging Activities

The Company began utilizing derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities in the first quarter of 2002. The Company uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of the Company's accounting policies for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income net of taxes and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and six months ended June 30, 2002, a net interest differential of $255,689 and $435,834, respectively was included in interest income on loans.

Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value on the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a quarterly basis. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and six months ended June 30, 2002, a net interest differential of $39,726 decreased interest expense on certificates of deposit.

(4)  New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 142 - Goodwill and other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets as discussed below. The amortization of goodwill ceased upon adoption of SFAS No. 142, which for the calendar year-end companies was January 1, 2002.

On January 1, 2002, the Company adopted SFAS No. 142. At the date of adoption, the company had unamortized goodwill of $2,087,537, which was subject to the transition provisions of SFAS No. 142. Under SFAS No. 142, goodwill will no longer be amortized, but instead will be tested annually for impairment following existing methods of measuring and recording impairment losses. The Company recently completed the testing for the goodwill and found no impairment.

Amortization expense related to goodwill was $0 and $47,641 for the three months ended June 30, 2002 and 2001 respectively, $0 and $95,283 for the six months ended June 30, 2002 and 2001 respectively, and $190,567 for the year ended December 31, 2001. The goodwill intangible asset is reflected in the Enterprise Banking segment.

The adoption of SFAS No. 142 had no impact on the basic or diluted earnings per share reported for the Company for the three and six months ended June 30, 2002 and 2001.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim financial periods within those fiscal years. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

(5)  Trust Preferred Securities

On June 28, 2002, EFSC Capital Trust I ("EFSC Trust"), a newly-formed Delaware business trust and subsidiary of the Company issued 4,000 floating rate Trust Preferred Securities ("Preferred Securities") at $1,000 per share to a Trust Preferred Securities Pool. The floating rate is equal to the three month LIBOR rate plus 3.65%, and reprices quarterly. The Preferred Securities are fully irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The proceeds of the Preferred Securities were invested in junior subordinated debentures of the Company. The net proceeds to the Company from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $3.92 million. Distributions on the Preferred Securities will be payable quarterly on March 30, June 30, September 30 and December 30 of each year that the Preferred Securities are outstanding, commencing September 30, 2002. The Preferred Securities will be classified as long term debt, while the distributions will be recorded as interest expense in the Company's consolidated financial statements.

A portion of the proceeds from the offering were used to repay the $2.3 million of outstanding indebtedness with the remaining available for cash operating expenses at the holding company level. The Company currently has $7 million available under its revolving credit facility and uses it for general corporate purposes, including investments from time to time in the Bank in the form of additional capital.

(6)  Management Change

Effective July 1, 2002, Kevin C. Eichner, the Vice Chairman of the Board of Directors since inception of the Company, was named President and Chief Executive Officer. Fred Eller, the former President and Chief Executive Officer, will remain with the Company during a transition period until September 30, 2002, after which the Company expects Mr. Eller to continue serving as a Director.

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

                                  Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001 and the year ended December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                              Financial Condition

Total assets at June 30, 2002 were $808 million, an increase of $13 million, or 2%, over total assets of $795 million at December 31, 2001. Loans and leases, net of unearned loan fees, were $705 million, an increase of $63 million, or 10%, over total loans and leases of $642 million at December 31, 2001. The increase in loans is attributed, in part, to the success of the efforts of the Company's relationship officers. Federal funds sold, interest-bearing deposits and investment securities were $51 million, a decrease of $47 million, or 48%, from total federal funds sold, interest-bearing deposits and investment securities of $98 million at December 31, 2001. The decrease resulted primarily from the shift in earning assets from short-term investments into loans during the first six months of 2002.

Total deposits at June 30, 2002 were $720 million, an increase of $6 million, or 1%, over total deposits of $714 million at December 31, 2001.

Total shareholders' equity at June 30, 2002 was $55.2 million, an increase of $3.3 million, or 6%, over total shareholders' equity of $51.9 million at December 31, 2001. The increase in equity is due to net income of $2.3 million for the six months ended June 30, 2002, a $585,000 increase in accumulated other comprehensive income, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

Results of Operations

Net income was $1,449,242 for the three month period ended June 30, 2002, an increase of 28% compared to net income of $1,135,237 for the same period in 2001. Net income was $2,320,600 for the six month period ended June 30, 2002, an increase of 1.0% over net income of $2,295,289 for the same period in 2001. The increase in net income for the three months ended June 30, 2002 is attributable to an increase in the net interest income and an increase in noninterest income offset by an increase in noninterest expense and provision expense. Basic earnings per share for the three month periods ended June 30, 2002 and 2001 were $0.15 and $0.12, respectively. Diluted earnings per share for the three month periods ended June 30, 2002 and 2001 were $0.15 and $0.12, respectively. Basic earnings per share for the six month periods ended June 30, 2002 and 2001 were $0.25 and $0.25, respectively. Diluted earnings per share for the six month periods ended June 30, 2002 and 2001 were $0.24 and $0.24, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $7.8 million, or 4.16%, of average interest-earning assets, for the three months ended June 30, 2002, compared to $7.2 million, or 4.30%, of average earning assets, for the same period in 2001. The $609,000 increase in net interest income for the three months ended June 30, 2002 as compared to the same period in 2001 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the three months ended June 30, 2002 were $752 million, an $80 million, or 12%, increase over $672 million, during the same period in 2001. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 6.11% for the three month period ended June 30, 2002 compared to 8.05% for the three month period ended June 30, 2001. The decrease in asset yield was primarily due to a 200 basis point decrease in the prime rate since June 30, 2001 and a general decrease in the average yield on new fixed rate loans and investment securities. Average interest-bearing liabilities increased to $606 million for the three months ended June 30, 2002 from $560 million for the same period in 2001. The increase in interest-bearing transaction accounts, money market accounts and certificates of deposit is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 2.41% for the three months ended June 30, 2002 compared to 4.50% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates for all sources of funding.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting interest spread and net interest rate margin for the three month periods ended June 30, 2002 and 2001:

                                                                      Three Months Ended June 30,
                                         -----------------------------------------------------------------------------------
                                                           2002                                        2001
                                         ----------------------------------------   ----------------------------------------
                                                    Percent    Interest   Average              Percent    Interest   Average
                                         Average    of Total   Income/    Yield/    Average    of Total   Income/    Yield/
                                         Balance    Assets     Expense    Rate      Balance     Assets    Expense     Rate
                                         --------   --------   --------   -------   --------   --------   --------   -------
                                                                      (Dollars in Thousands)
Assets
Interest-earning assets:
   Loans (1)(2)                          $699,697     88.39%    $11,020    6.32%    $610,342     85.91%    $12,675    8.33%
   Taxable investments in debt
      and equity securities                41,946      5.30         388    3.71       32,934      4.64         498    6.07
                                                                                                   24
   Non-taxable investments in debt
      and equity securities (2)                --        --          --      --          350                     7    8.18
                                                                                                 0.05
   Federal funds sold                       9,312      1.18          35    1.51       27,252      3.84         290    4.27
   Interest-bearing deposits                  817      0.10           5    2.45          717      0.10           7    3.70
                                         --------    ------     -------             --------    ------     -------
Total interest-earning assets             751,772     94.97     $11,448    6.11%     671,595    94.54      $13,477    8.05%

Non interest-earning assets:
   Cash and due from banks                 25,912      3.27                           22,934      3.22
    Fixed assets, net                       9,688      1.22                            9,319      1.31
   Prepaid expenses and other assets       12,262      1.55                           13,871      1.95
   Allowance for loan losses               (8,062)    (1.01)                          (7,339)    (1.02)
                                         --------    ------                         --------    ------
   Total assets                          $791,572    100.00%                        $710,380    100.00%
                                         ========    ======                         ========    ======

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing transaction
   accounts                              $ 59,578      7.53%    $    69    0.46%    $ 51,009      7.18%    $   139    1.09%
   Money market accounts                  312,387     39.46       1,212    1.56      272,379     38.34       2,577    3.80
   Savings                                  8,809      1.11          22    1.00        7,409      1.04          46    2.46
   Certificates of deposit                192,115     24.27       1,851    3.86      202,522     28.51       3,055    6.05
   Guaranteed preferred beneficial
      interest in subordinated
         debentures                        11,132      1.41         263    9.48       11,000      1.55         261    9.53
   Borrowed funds                          21,641      2.73         225    4.17       15,767      2.22         202    5.14
                                         --------    ------     -------             --------    ------     -------
Total interest-bearing liabilities        605,662     76.51       3,642    2.41      560,086     78.84       6,280    4.50
Noninterest-bearing liabilities:
   Demand deposits                        127,281     16.08                           91,500     12.88
   Other liabilities                        4,720      0.60                            2,701      0.38
                                         --------    ------                         --------    ------
   Total liabilities                      737,663     93.19                          654,287     92.10
   Shareholders' equity                    53,909      6.81                           56,093      7.90
                                         --------    ------                         --------    ------
   Total liabilities and
   shareholders' equity                  $791,572    100.00%                        $710,380    100.00%
                                         ========    ======                         ========    ======
Net interest income                                             $ 7,806                                    $ 7,197
                                                                =======                                    =======
Net interest spread                                                        3.70                                       3.55
Net interest rate margin(3)                                                4.16%                                      4.30%
                                                                           ====                                       ====

(1) Average balances include non-accrual loans. The income on such loans is included in interest income but is recognized only upon receipt. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $394,000 and $342,000 for the three months ended June 30, 2002 and 2001, respectively.
(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3)  Net interest income divided by average total interest-earning assets.

Net interest income, presented on a tax equivalent basis, was $15.0 million, or 4.04% of average interest-earning assets, for the six months ended June 30, 2002, compared to $14.7 million, or 4.49% of average interest-earning assets, for the same period in 2001. The $276,000 increase in net interest income for the six months ended June 30, 2002 as compared to the same period in 2001 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities offset by a decrease in the interest rates of average interest earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the six months ended June 30, 2002 were $748 million, an $87 million, or 13%, increase over $661 million during the same period in 2001. The increase in interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 6.07% for the six month period ended June 30, 2002 compared to 8.46% for the same period ended June 30, 2001. The decrease in asset yield was primarily due to decreases in the prime rate and a general decrease in the average yield on loans and investment securities. Average interest-bearing liabilities increased $55 million, or 10%, to $607 million, for the six months ended June 30, 2002 from $552 million for the same period in 2001. The increase in interest-bearing transaction accounts and money market accounts is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 2.49% for the six months ended June 30, 2002 compared to 4.76% for the same period in 2001. This decrease is attributed mainly to declines in market interest rates for all sources of funding.

     The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and rate margin for the six month periods ended June 30, 2002 and 2001:

                                                                              Six Months Ended June 30,
                                                -----------------------------------------------------------------------------------
                                                                   2002                                      2001
                                                ----------------------------------------   ----------------------------------------
                                                           Percent    Interest   Average              Percent    Interest   Average
                                                Average    of Total   Income/    Yield/    Average    of Total   Income/    Yield/
                                                Balance    Assets     Expense     Rate     Balance     Assets    Expense     Rate
                                                --------   --------   --------   -------   --------   --------   --------   -------
Assets                                                                      (Dollars in Thousands)
Interest-earning assets:
   Loans (1)(2)                                 $684,183     87.00%    $21,507     6.34%   $589,384     84.30%   $25,602     8.76%
   Taxable investments in debt
      and equity securities                       44,919      5.71         845     3.79      38,699      5.53      1,326     6.91
   Non-taxable investments in debt
      and equity securities (2)                       37        --           1     5.45         409      0.06         16     7.82
   Federal funds sold                             16,649      2.12         127     1.54      32,218      4.61        791     4.95
   Interest-earning deposits                       2,252      0.29          23     2.06         461      0.07          8     3.68
                                                --------    ------     -------             --------    ------    -------
Total interest-earning assets                    748,040     94.12      22,503     6.07%    661,171     94.57    $27,743     8.46
Noninterest-earning assets:
   Cash and due from banks                        25,114      3.19                           22,524      3.22
   Fixed assets, net                               9,820      1.25                            9,107      1.30
   Prepaid expenses and other assets              11,267      1.43                           13,586      1.94
   Allowance for possible loan losses             (7,817)    (0.99)                          (7,282)    (1.03)
                                                --------    ------                         --------    ------
   Total assets                                 $786,424    100.00%                        $699,106    100.00%
                                                ========    ======                         ========    ======
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing  transaction accounts       $ 62,919      8.00%    $   137     0.44%    $52,392      7.49%   $   318    $1.22%
   Money market accounts                         314,871     40.04       2,487     1.59     269,885     38.60      5,684     4.25
   Savings                                         8,570      1.09          43     1.01       7,316      1.05         91     2.52
   Certificates of deposit                       191,428     24.34       3,892     4.10     197,182     28.20      6,065     6.20
   Guaranteed preferred beneficial
      interests in subordinated debentures        11,066      1.41         521     9.49      11,000      1.57        514     9.42
   Borrowed funds                                 18,497      2.35         425     4.63      13,771      1.97        349     5.11
                                                --------    ------     -------             --------    ------    -------
Total interest-bearing liabilities               607,351     77.23       7,505     2.49     551,546     78.88    $13,021    $4.76
Noninterest-bearing liabilities:
   Demand deposits                               121,542     15.46                           89,353     12.79
   Other liabilities                               4,099      0.52                            2,784      0.40
                                                --------    ------                         --------    ------
   Total liabilities                             732,992     93.21                          643,683     92.07
   Shareholders' equity                           53,432      6.79                           55,423      7.93
                                                --------    ------                         --------    ------
   Total liabilities and shareholders' equity   $786,424    100.00%                        $699,106    100.00%
                                                ========    ======                         ========    ======
Net interest income                                                    $14,998                                   $14,722
                                                                       =======                                   =======
Net interest spread                                                                3.58                                      3.70
Net interest rate margin (3)                                                       4.04%                                     4.49%
                                                                                   ====                                     =====

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $731,000 and $690,000 for 2002 and 2001, respectively.
(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3)  Net interest income divided by average total interest-earning assets.

During the three months ended June 30, 2002, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1,668,000. Interest income decreased $3,697,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of interest-bearing transaction accounts, savings and money market accounts, and borrowed funds resulted in an increase in interest expense of $281,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $2,919,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended June 30, 2002 as compared to the same period in 2001 was a decrease in interest income of $2,029,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $2,638,000.

During the six months ended June 30, 2002 as compared to the same period in 2001, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $3,622,000, offset by a decrease of $8,862,000 due to a decrease in interest rates on interest-earning assets. Increases in the average volume of interest-bearing transaction accounts, savings and money market accounts, borrowed funds, and guaranteed preferred beneficial interests in subordinated debentures resulted in an increase in interest expense of $835,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $6,351,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the six months ended June 30, 2002 as compared to the same period in 2001, decreased interest income by $5,240,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $5,516,000.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                                 2002 Compared to 2001
                                           -------------------------------------------------------------
                                              3 months ended June 30          6 months ended June 30
                                            Increase (Decrease) Due to      Increase (Decrease) Due to
                                           -----------------------------   -----------------------------
                                           Volume(1)   Rate(2)     Net     Volume(1)   Rate(2)     Net
                                           ---------   -------   -------   ---------   -------   -------
                                                             (Dollars in Thousands)
Interest earned on:
   Loans (3)                                 $1,685    $(3,340)  $(1,655)    $3,699    $(7,794)  $(4,095)
   Taxable investments in debt
      and equity securities                     115       (225)     (110)       188       (669)     (481)
   Nontaxable investments in debt
      and equity securities (3)                  (4)        (3)       (7)       (11)        (4)      (15)
   Federal funds sold                          (129)      (126)     (255)      (274)      (390)     (664)
   Interest-earning deposits                      1         (3)       (2)        20         (5)       15
                                             ------    -------   -------     ------    -------   -------
   Total interest-earning assets             $1,668    $(3,697)  $(2,029)    $3,622    $(8,862)  $(5,240
                                             ------    -------   -------     ------    -------   -------
Interest paid on:
   Interest-bearing transaction accounts     $   20    $   (90)  $   (70)    $   54    $  (235)  $  (181)
   Money market accounts                        335     (1,700)   (1,365)       825     (4,022)   (3,197)
   Savings                                        7        (31)      (24)        14        (62)      (48)
   Certificates of deposit                     (150)    (1,054)   (1,204)      (172)    (2,001)   (2,173)
   Borrowed funds                                66        (43)       23        111        (35)       76
   Guaranteed preferred beneficial
      interests in subordinated
      debentures                                  3         (1)        2          3          4         7
                                             ------    -------   -------     ------    -------   -------
   Total interest-bearing liabilities           281     (2,919)   (2,638)       835     (6,351)   (5,516)
                                             ------    -------   -------     ------    -------   -------
Net interest income (loss)                   $1,387    $  (778)  $   609     $2,787    $(2,511)  $   276
                                             ======    =======   =======     ======    =======   =======

(1)  Change in volume multiplied by yield/rate of prior period
(2)  Change in yield/rate multiplie d by volume of prior period
(3) Nontaxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $530,000 and $1,120,000 for the three month and six month periods ended June 30, 2002, respectively, compared to $330,000 and $595,000 for the same periods in 2001. The Company had net chargeoffs of $190,000 for the six months ended June 30, 2002 compared to net charge offs of $574,000 during the same period ended June 30, 2001. Loan growth remained strong during the first six months of 2002. The Company increased its allowance for loan losses for the six months ended June 30, 2002 by charging $1,120,000 to the provision for loan losses. The increase in provision for loan losses during the first six months of 2002 as compared to the same period in 2001 was due to a $407,000 increase in non-accrual loans, a higher level of internally criticized credits as a percentage of bank capital plus loan loss reserves, and the continued increase in loans outstanding. One relationship comprises $1.7 million, or 57%, of the nonaccrual loans at June 30, 2002 .

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2002        2001
                                                        ---------   ---------
                                                        (Dollars in Thousands)
Allowance at beginning of year                           $  7,296   $  7,097
Loans charged off:
   Commercial and industrial                                  138        162
   Real estate:
      Commercial                                               14        270
      Construction                                             --         --
      Residential                                              --        165
   Consumer and other                                          77         22
                                                         --------   --------
   Total loans charged off                                    229        619
                                                         --------   --------
Recoveries of loans previously charged off:
   Commercial and industrial                                   20         11
   Real estate:
      Commercial                                                8         25
      Construction                                             --         --
      Residential                                              --          6
   Consumer and other                                          11          3
                                                         --------   --------
   Total recoveries of loans previously charged off            39         45
                                                         --------   --------
Net loans charged off                                         190        574
                                                         --------   --------
Provision charged to operations                             1,120        595
                                                         --------   --------
Allowance at end of period                               $  8,226   $  7,118
                                                         ========   ========
Average loans                                            $684,183   $589,384
Ending total loans, less unearned loan fees              $705,000   $616,098
Ending nonperforming loans                               $  2,913   $  2,692
Net charge offs to average loans (annualized)                0.06%      0.19%
Allowance for loan losses to total loans                     1.17%      1.16%

The Company's credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in regulatory bank examinations. The system requires rating all loans at the time they are made.

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                       June 30,   December 31,
                                         2002         2001
                                       --------   ------------
                                       (Dollars in Thousands)

Non-accrual loans                      $  2,913     $  2,506
Restructured loans                           --        1,243
                                       --------     --------
   Total nonperforming loans              2,913        3,749
Foreclosed property                         125          138
                                       --------     --------
Total non-performing assets            $  3,038     $  3,887
                                       ========     ========

Total assets                           $808,074     $795,250
Total loans, less unearned loan fees   $705,000     $642,053
Total loans plus foreclosed property   $705,125     $642,191

Nonperforming loans to loans               0.41%        0.58%
Nonperforming assets to loans plus
   foreclosed property                     0.43%        0.61%
Nonperforming assets to total assets       0.38%        0.49%

Noninterest Income

Noninterest income was $1,445,970 and $2,937,690 for the three month and six month periods ended June 30, 2002, respectively, compared to $1,112,325 and $1,951,082 for the same periods in 2001. The increases are primarily attributed to increases in trust and financial advisory income, increases in service charges on deposit accounts, recoveries and income (loss) on previously written off Merchant Banc investments and an increase in the gains on the sale of mortgage loans. Trust and financial advisory income was $540,077 and $1,169,133 for the three month and six month periods ended June 30, 2002, respectively, as compared to $316,755 and $569,101 for the same periods in 2001. The increases in fees were the result of increased assets under management in Enterprise Trust and commissions on insurance sales activity in the financial advisory area. Service charges on deposit accounts were $448,747 and $860,641 for the three month and six month periods ended June 30, 2002, respectively, as compared to $313,814 and $613,375 for the same periods in 2001. The increase in service charges on deposit accounts is a result of a decrease in the earnings credit rate on business accounts and an increase in deposit balances outstanding. Recoveries and income (loss) on Merchant Banc investments were $88,889 for the three month and six month periods ended June 30, 2002, respectively, as compared to $15,723 and ($22,906) for the same periods in 2001. The increase is a result of a $88,889 reimbursement from a participant guarantor for a line of credit guaranteed by the Company for a Merchant Banc investment, which the Company had previously written off in full. The Company wrote off its assets related to Merchant Banc investments during December 2001 and is pursuing recoveries on those investment losses. The gains on the sale of mortgage loans were $284,906 and $645,243 for the three month and six month periods ended June 30, 2002, respectively, as compared to $332,786 and $512,809 for the same periods in 2001. The year to date increase in these gains was due to continued demand for refinancing and purchase activities as a result of a very low interest rate environment. These loans are sold into the secondary market with release of the servicing rights. This activity has somewhat slowed down during the three month period ended June 30, 2002 as demonstrated by the $47,880 decrease in gains on the sale of mortgage loans during the three months ended June 30, 2002 as compared to the same period in 2001. These increases were slightly offset by the $52,559 and $82,246 decreases in the gains on sale of securities for the three month and six month periods ended June 30, 2002 respectively as compared to the same periods in 2001. The Company had no sales of investment securities during 2002.

Noninterest Expense

Noninterest expense was $6.4 million and $13.0 million for the three month and six month periods ended June 30, 2002, respectively, compared to $6.1 million and $12.3 million for the same periods in 2001. The 6% increase for the six month period ended June 30, 2002 in noninterest expense was primarily due to: 1) increased activity and growth in the trust and financial advisory services which resulted in a $148,018 increase in noninterest expense; 2) recent renovation and remodeling at the Clayton location in the fourth quarter of 2001 which increased noninterest expense by $73,372; 3) the opening of a new banking facility in the Kansas City area which increased noninterest expense by $193,824; and 4) a $304,472 increase in various other operating expenses detailed below. These increases were offset by a $47,641 and $95,283 decrease in amortization of goodwill for the three and six months ended June 30, 2002 as compared to the same periods in 2001.

Salaries, payroll and employee benefits increased $74,365, or 2%, and $363,394 or 5%, for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. Most of this increase is related to an increase in commission based income in the Mortgage and Financial Advisory areas and annual merit and promotional increases in salaries. Occupancy expense increased $59,231, or 15%, for the three month period and $119,820 or 15% for the six month period ended June 30, 2002 as compared to the same periods in 2001. The Clayton location acquired additional space for the Holding Company and Trust offices and existing space was remodeled. The Company opened a new banking facility in the Country Club Plaza in Kansas City, Missouri during the fourth quarter of 2001, which also increased occupancy, furniture and equipment expenses. The Company upgraded its telephone and voicemail systems during the fourth quarter of 2001 which increased furniture and equipment expense during 2002. Furniture and equipment expense increased $10,572, or 4%, for the three month period and $45,073, or 10%, for the six month period ended June 30, 2002 as compared to the same period in 2001. Data processing expense increased $16,861, or 7%, for the three month period and decreased $26,309, or 5%, for the six month period ended June 30, 2002 as compared to the same periods in 2001. During the first quarter of 2001, the Bank expanded the computer and data processing infrastructure for the additional Kansas locations.

Other operating expenses increased $166,506, or 14%, for the three month period and $304,472, or 12%, for the six month period ended June 30, 2002 over the same periods ended June 30, 2001. In June 2002, the Company donated foreclosed property to a not-for-profit organization. This donation resulted in a $49,000 charitable contribution expense which is expected to be offset with state tax credits. The Company incurred approximately $150,000 in additional professional fees and other expenses during the six month period ended June 30, 2002 related to the Merchant Banc investment recovery efforts. In addition, expected increases in premiums on renewal of various insurance policies along with increases in certain coverages caused those expenses to increase approximately $78,000 from the 2001 year-to-date levels. The Bank recognized $138,000 in fraud losses in March, 2002 that was substantially recovered in April.

Liquidity

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in the loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At June 30, 2002, the loan to deposit ratio was 98%, as compared to 90% at December 31, 2001. Federal funds sold, interest bearing deposits and investment securities were $51 million at June 30, 2002 as compared to $98 million at December 31, 2000. During the six months ended June 30, 2002, the Company funded net new loans of $63 million, while deposits increased a net $6 million. This decrease in the Company's liquidity position resulted in the utilization of federal funds sold balances and investment securities to fund loan growth. In May 2002, the Bank obtained $20 million in brokered CDs with a 2 year maturity to supplement its core deposit activities.

This decrease in the Company's liquidity position during the first six months of the year is very typical. The Company's deposits tend to increase at year end and decrease during the first six months of the year.

The Company closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of June 30, 2002, the Company has over $110 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge and $59 million from the Federal Reserve under a pledged loan agreement. The Company also has access to over $50 million in overnight fed funds lines from various banking institutions.

Capital Adequacy

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes the Bank is well capitalized.

As of June 30, 2002, the most recent notification from the Company's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

At June 30, 2002 and December 31, 2001, Enterprise Financial Services Corp and Enterprise Banking had required and actual capital ratios as follows:

                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                            For Capital        Prompt Corrective
                                                        Actual           Adequacy Purposes    Action Provisions(1)
                                                 --------------------   -------------------   --------------------
                                                    Amount      Ratio      Amount     Ratio     Amount      Ratio
                                                 ------------   -----   -----------   -----   -----------   ------
At June 30, 2002:
      Total Capital (to Risk Weighted Assets)
         Enterprise Financial Services Corp      $ 75,533,903   10.85%  $55,709,212    8.00%  $        --      --%
         Enterprise Banking                        71,936,759   10.37    55,511,683    8.00    69,389,604   10.00
      Tier I Capital (to Risk Weighted Assets)
         Enterprise Financial Services Corp      $ 67,307,674    9.67%  $27,854,606    4.00%  $        --      --%
         Enterprise Banking                        63,710,530    9.18    27,755,842    4.00    41,633,763    6.00
      Tier I Capital (to Average Assets)
         Enterprise Financial Services Corp      $ 67,307,674    8.58%  $23,529,738    3.00%  $        --      --%
         Enterprise Banking                        63,710,530    8.09    23,624,386    3.00    39,373,977    5.00

At December 31, 2001:
      Total Capital (to Risk Weighted Assets)
         Enterprise Financial Services Corp      $67,920,5958   10.41%  $52,203,818    8.00%  $        --      --%
         Enterprise Banking                        67,605,690   10.40    52,024,902    8.00    65,031,128   10.00
      Tier I Capital (to Risk Weighted Assets)
         Enterprise Financial Services Corp      $ 60,624,679    9.29%  $26,101,909    4.00%  $        --      --%
         Enterprise Banking                        60,309,774    9.27    26,012,451    4.00    39,018,677    6.00
      Tier I Capital (to Average Assets)
         Enterprise Financial Services Corp      $ 60,624,679    8.18%  $22,232,250    3.00%  $        --      --%
         Enterprise Banking                        60,309,774    8.21    22,040,917    3.00    36,734,862    5.00

(1) There are no regulatory guidelines for the well capitalization of Bank Holding Companies as opposed to Banks.

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

     Item 3: Quantitative and Qualitative Disclosures Regarding Market Risk

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes that certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard repricing or "GAP" report subject to different rate shock scenarios. At June 30, 2002, the rate shock scenario models indicated that annual net interest income would change by less than 5% should rates rise or fall within 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

In January 2002, the Bank executed two interest rate swaps in order to limit exposure from falling interest rates. The first swap had a $40 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the Prime rate and receive a fixed rate of 6.255%. The second swap was also a "receive fixed" interest rate of 6.97% and pay an adjustable rate equivalent to the Prime rate, but had a notional amount of $20 million and a term of three years. Both swaps pay interest on a quarterly basis. The swaps qualify as "cash flow hedges" under SFAS 133, so changes in the fair value of the swaps are recognized as part of other comprehensive income.

In May 2002, the Bank executed an interest rate swap to limit the risk of a change in the fair value of the $20 million in fixed interest rate brokered CDs obtained that month. The swap had a $20 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the three-month London Interbank Offering Rate plus 19 basis points and receive a fixed rate of 3.55%. The terms allow for semiannual payments for both sides of the swap. The swap qualifies under the "shortcut method" under SFAS No. 133. As a result, changes in the fair value of the swap directly offset changes in the fair value of the hedged item (i.e., brokered CDs). The impact of the swap on the Company's income statement is that it converts the fixed interest rate on the brokered CDs to a variable interest rate.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of June 30 2002 were as follows:

Maturity     Notional     Interest Rate   Interest Rate    Fair
  Date        Amount          Paid          Received       Value
---------   -----------   -------------   -------------   --------
1/29/2005   $20,000,000       4.75%           6.97%       $365,797
1/29/2004    40,000,000       4.75            6.26         483,170
5/10/2004    20,000,000       2.10            3.55         139,154

       The following tables present the scheduled maturity of market risk sensitive instruments at June 30, 2002:

                                                                              Beyond 5
                                                                             Years or No
                                                                               Stated
                           Year 1    Year 2    Year 3    Year 4     Year 5    Maturity      Total
                          --------   -------   -------   -------   -------   -----------   --------
ASSETS
Securities                $ 22,858   $10,681   $ 2,306   $ 2,001   $ 1,002     $ 1,993     $ 40,841
Interest-bearing
   deposits                    799        --        --        --        --          --          799
Federal funds sold           9,167        --        --        --        --          --        9,167
Loans                      564,836    36,789    66,917    13,055    10,494      12,909      705,000
Loans held for sale          1,527        --        --        --        --          --        1,527
                          --------   -------   -------   -------   -------     -------     --------
Total                     $599,187   $47,470   $69,223   $15,056   $11,496     $14,902     $757,334
                          ========   =======   =======   =======   =======     =======     ========

LIABILITIES
Savings, NOW, money
   market deposits        $524,488   $    --   $    --   $    --   $    --     $    --     $524,488
Certificates of deposit    145,775    43,059     3,868     2,020       420          --      195,142

Guaranteed preferred
   beneficial interest
   in subordinated
   debentures                   --        --        --        --        --      15,000       15,000
Borrowed funds                 457     6,480     3,800       550       450       1,960       13,697
                          --------   -------   -------   -------   -------     -------     --------
Total                     $670,720   $49,539   $ 7,668   $ 2,570   $   870     $16,960     $748,327
                          ========   =======   =======   =======   =======     =======     ========

                                      Average
                                      Interest
                                      Rate for
                                     Six Months
                                       Ended
                          Carrying    June 30,    Estimated
                           Value        2001      Fair Value
                          --------   ----------   ----------
ASSETS
Securities                $ 40,841      3.79%      $ 40,841
Interest-earning
   deposits                    799      2.06            799
Federal funds sold           9,167      1.54          9,167
Loans                      705,000      6.34        723,990
Loans held for sale          1,527                    1,527
                          --------                 --------
Total                     $757,334                 $776,324
                          ========                 ========

LIABILITIES
Savings, NOW, money
   market deposits        $524,488      1.39%      $524,488
Certificates of deposit    195,142      4.10        196,845
Guaranteed preferred
   beneficial interest
   in subordinated
   debentures               15,000      9.49         15,123
Borrowed funds              13,697      4.63         13,897
                          --------                 --------
Total                     $748,327                 $750,353
                          ========                 ========

                                PART II - Item 4:
              Submissions of Matters to a Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders was held on April 25, 2002. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected. The appointment of KPMG LLP to serve as independent auditor for the Company in 2002 was ratified and shareholders approved changing the name of the Company to Enterprise Financial Services Corp. There were no other matters considered except those stated above. The results of the votes are as follows:

                      PROPOSAL NO. 1: ELECTION OF DIRECTORS

     Director            For      Against   Abstain
-------------------   ---------   -------   -------
Fred H. Eller         6,435,215      0       49,010
Ronald E. Henges      6,192,826      0      291,399
Kevin C. Eichner      6,189,497      0      294,728
Paul R. Cahn          6,467,838      0       16,387
William B. Moskoff    6,474,338      0        9,887
Birch M. Mullins      6,195,897      0      288,328
Robert E. Saur        6,191,997      0      292,288
Paul L. Vogel         6,439,715      0       44,510
James L. Wilhite      6,466,196      0       18,029
James A. Williams     6,474,338      0        9,887
Ted C. Wetterau       6,189,897      0      294,328
Richard S. Masinton   6,197,712      0      286,513
Ted A. Murray         6,199,897      0      284,328
Stephen Oliver        6,473,838      0       10,387
Paul J. McKee, Jr.    6,459,125      0       25,100
Jack L. Sutherland    6,439,215      0       45,010

                 PROPOSAL NO. 2: INDEPENDENT PUBLIC ACCOUNTANTS

Accountants              For      Against   Abstain
-----------           ---------   -------   -------
KPMG LLP              6,337,242    14,936   18,586

        PROPOSAL NO. 3: NAME CHANGE TO ENTERPRISE FINANCIAL SERVICES CORP

                         For      Against   Abstain
                      ---------   -------   -------
Name Change           6,293,441    51,745   25,578

                    Item 6: Exhibits and Reports on Form 8-K

(a). Exhibits.

Exhibit
Number      Description
---------   -----------
4.8.1       Subordinated Indenture dated October 24, 1999 between the Registrant and Wilmington Trust Company relating to 9.40% Junior Subordinated
            Debentures due December 15, 2029, incorporated by reference to
            Exhibit 4.6 to Registrant's Registration Statement No. 333-87881 on
            Form S-3.

4.8.2 Form of 9.40% Junior subordinated Debenture (included as an Exhibit to Exhibit 4.8.1), incorporated by reference to Exhibit 4.6 to Registrant's Registration Statement No. 333-87881 on Form S-3.

4.8.3 Amended and Redated Trust Agreement of EBH Capital Trust I dated October 19, 1999, incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement No. 33-87881 on Form S-3.

4.8.4 Preferred Securities Guarantee Agreement between Registrant and Wilmington Trust Company dated October 25, 1999, incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement No. 333-87881 on Form S-3.

4.9.1 (1)   Indenture dated June 27, 2002 between Registrant and Wells Fargo,
            National Association, relating to Floating Rate Junior Subordinated
            Deferrable Interest Debentures due June 30, 2032.

4.9.2 (1)   Form of Floating Rate Junior Subordinated Deferrable Interest
            Debenture due June 30, 2032.

4.9.3 (1)   Amended and Restated Trust Agreement of EFSC Capital Trust I dated
            June 27, 2002.

4.9.4 (1)   Trust Preferred Securities Guarantee Agreement between Registrant and Wells Fargo, National Association, dated June 27, 2002.

11.1  (1)   Statement regarding computation of per share earnings

(b). During the three months ended June 30, 2002, the Registrant filed one Current Report on Form 8-K, dated April 29, 2002, in which the Registrant reported the change in the Company's name to Enterprise Financial Services Corp.

(1) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 1st day of August 2002.

                                              ENTERPRISE FINANCIAL SERVICES CORP


                                              By: /s/ Kevin C. Eichner
                                                  ------------------------------
                                                      Kevin C. Eichner
                                                      Chief Executive Officer


                                              By: /s/ Frank H. Sanfilippo
                                                  ------------------------------
                                                      Frank H. Sanfilippo
                                                      Chief Financial Officer