Form 10-Q
period 2002-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2002-11-05
CIK 1025835

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--For the quarterly period ended September 30, 2002

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from          to

              Commission file number: 001-15373


                                  ____________

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

     Yes   X      No
         -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 22, 2002:

          Common Stock, $.01 par value---- 9,448,151 shares outstanding

================================================================================

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited):

        Consolidated Balance Sheets
        At September 30, 2002 and December 31, 2001 .........................................       1

        Consolidated Statements of Operations
        Three Months and Nine Months Ended September 30, 2002 and 2001 ......................       2

        Consolidated Statements of Comprehensive Income
        Three Months and Nine Months Ended September 30, 2002 and 2001 ......................       4

        Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 2002 and 2001 .......................................       5

        Notes to Consolidated Financial Statements ..........................................       6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................................      11

    Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk .................      24


PART II - OTHER INFORMATION

    Item 4.  Disclosure Control and Procedures ..............................................    II-1

    Item 6.  Exhibits and Reports on Form 8-K ...............................................    II-2

    Signatures ..............................................................................    II-3

    Certifications ..........................................................................    II-4

                                 PART I - Item 1
               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)

                                                                        At September 30,      At December 31,
                           Assets                                             2002                 2001
                           ------                                       ----------------      ---------------
Cash and due from banks                                                 $     49,816,819      $    32,178,155
Federal funds sold                                                            42,467,048           48,624,680
Interest-bearing deposits                                                        718,512            3,433,351
Investments in debt and equity securities:
     Available for sale, at estimated fair value                              44,436,127           45,952,142
     Held to maturity, at amortized cost (estimated fair
          value of $13,701 at September 30, 2002 and
           $116,633 at December 31, 2001)                                         13,409              116,214
                                                                        ----------------      ---------------
                  Total investments in debt and equity securities             44,449,536           46,068,356
                                                                        ----------------      ---------------
Loans held for sale                                                            4,866,647            8,936,042
Loans, less unearned loan fees                                               706,269,778          642,053,483
     Less allowance for loan losses                                            8,442,245            7,295,916
                                                                        ----------------      ---------------
                  Loans, net                                                 697,827,533          634,757,567
                                                                        ----------------      ---------------
Other real estate owned                                                          177,494              138,000
Fixed assets, net                                                              9,151,448            9,999,432
Accrued interest receivable                                                    3,544,805            3,140,912
Goodwill                                                                       2,087,537            2,087,537
Prepaid expenses and other assets                                              9,711,643            5,885,531
                                                                        ----------------      ---------------
                  Total assets                                               864,819,022      $   795,249,563
                                                                        ================      ===============

            Liabilities and Shareholders' Equity
            ------------------------------------
Deposits:
     Demand                                                             $    148,868,199      $   126,648,048
     Interest-bearing transaction accounts                                    57,785,489           71,574,686
     Money market accounts                                                   356,351,127          309,355,326
     Savings                                                                   8,449,734            7,761,917
     Certificates of deposit:
          $100,000 and over                                                  107,044,127           89,323,516
          Other                                                               75,946,925          109,689,672
                                                                        ----------------      ---------------
                  Total deposits                                             754,445,601          714,353,165
Guaranteed preferred beneficial interests in
     subordinated debentures                                                  15,000,000           11,000,000
Federal Home Loan Bank advances                                               29,639,115           14,032,385
Notes payable and other borrowings                                             2,359,071            1,366,667
Accrued interest payable                                                       1,453,242            1,208,549
Accounts payable and accrued expenses                                          4,787,842            1,392,194
                                                                        ----------------      ---------------
                  Total liabilities                                          807,684,871          743,352,960
                                                                        ----------------      ---------------
Shareholders' equity:
     Common stock, $.01 par value; authorized
           20,000,000 shares; issued and outstanding
             9,448,151 shares at September 30, 2002 and
             9,270,667 shares at December 31, 2001                                94,482               92,707
     Surplus                                                                  38,057,713           37,288,725
     Retained earnings                                                        17,492,304           14,330,784
     Accumulated other comprehensive income                                    1,489,652              184,387
                                                                        ----------------      ---------------
                  Total shareholders' equity                                  57,134,151           51,896,603
                                                                        ----------------      ---------------

                  Total liabilities and shareholders' equity            $    864,819,022      $   795,249,563
                                                                        ================      ===============

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                                                      Three months ended                    Nine months ended
                                                                         September 30,                        September 30,
                                                                -----------------------------       -----------------------------
                                                                    2002             2001               2002             2001
                                                                ------------     ------------       ------------     ------------
 Interest income:
      Interest and fees on loans                                $ 11,014,386     $ 12,191,313       $ 32,440,126     $ 37,755,020
      Interest on debt securities:
           Taxable                                                   330,102          443,926          1,148,184        1,695,338
           Nontaxable                                                      -            4,068                917           14,533
      Interest on federal funds sold                                 163,735          506,496            290,961        1,297,431
      Interest on interest-bearing deposits                            5,406            6,213             27,982           14,630
      Dividends on equity securities                                  15,501           28,195             42,785          102,861
                                                                ------------     ------------       ------------     ------------
                     Total interest income                        11,529,130       13,180,211         33,950,955       40,879,813
                                                                ------------     ------------       ------------     ------------
 Interest expense:
      Interest-bearing transaction accounts                           70,207          138,517            207,434          477,691
      Money market accounts                                        1,308,472        2,309,575          3,795,141        7,972,964
      Savings                                                         21,671           40,409             64,550          131,841
      Certificates of deposit:
           $100,000 and over                                         781,535        1,279,653          2,400,234        4,020,654
           Other                                                     783,757        1,754,256          3,056,809        5,077,864
      Guaranteed preferred beneficial
          interests in subordinated debentures                       315,428          264,244            836,535          778,195
      Federal funds purchased                                            198           62,464             28,131          203,310
      Federal Home Loan Bank borrowings                              263,097          147,104            624,933          354,968
      Notes payable and other borrowings                              10,971                -             46,178                -
                                                                ------------     ------------       ------------     ------------
                     Total interest expense                        3,555,336        5,996,222         11,059,945       19,017,487
                                                                ------------     ------------       ------------     ------------
                     Net interest income                           7,973,794        7,183,989         22,891,010       21,862,326
 Provision for loan losses                                           640,000          175,000          1,760,000          770,000
                                                                ------------     ------------       ------------     ------------
                     Net interest income after
                          provision for loan losses                7,333,794        7,008,989         21,131,010       21,092,326
                                                                ------------     ------------       ------------     ------------
 Noninterest income:
      Service charges on deposit accounts                            441,111          319,375          1,301,752          932,750
      Trust and financial advisory income                            559,594          409,304          1,728,727          978,405
      Other service charges and fee income                           107,823          119,900            281,607          316,357
      Gain on sale of mortgage loans                                 399,086          348,919          1,044,329          861,728
      Gain on sale of other real estate                                    -           12,630                  -           12,630
      Gain on sale of securities                                           -                -                  -           82,246
      Recoveries and income (loss) from
          Merchant Banc investments                                        -          (5,093)             88,889         (27,999)
                                                                ------------     ------------       ------------     ------------
                     Total noninterest income                      1,507,614        1,205,035          4,445,304        3,156,117
                                                                ------------     ------------       ------------     ------------
 Noninterest expense:
      Salaries                                                     3,670,276        3,432,869         10,482,822       10,001,786
      Payroll taxes and employee benefits                            619,439          625,429          1,942,824        1,852,124
      Occupancy                                                      488,578          418,459          1,406,404        1,216,465
      Furniture and equipment                                        246,333          254,629            753,176          716,399
      Data processing                                                251,350          273,171            763,944          812,074
      Amortization of goodwill                                             -           47,642                  -          142,925
      Other                                                        1,447,828        1,402,262          4,374,227        4,001,114
                                                                ------------     ------------       ------------     ------------
                     Total noninterest expense                     6,723,804        6,454,461         19,723,397       18,742,887
                                                                ------------     ------------       ------------     ------------
                     Income before income tax expense              2,117,604        1,759,563          5,852,917        5,505,556
 Income tax expense                                                  783,423          713,120          2,198,136        2,163,824
                                                                ------------     ------------       ------------     ------------
 Net income                                                     $  1,334,181     $  1,046,443       $  3,654,781     $  3,341,732
                                                                ============     ============       ============     ============

See accompanying notes to unaudited consolidated financial statements

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES Consolidated Statements of Operations (unaudited) continued

                                                               Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                        -------------------------------    -------------------------------
                                                            2002               2001             2002              2001
                                                        -------------       -----------    ---------------     -----------
Per share amounts:
       Basic earnings per share                         $        0.14       $      0.11    $          0.39     $      0.36
               Basic weighted average common shares
                        outstanding                         9,444,258         9,249,804          9,381,389       9,182,260

       Diluted earnings per share                       $        0.14       $      0.11    $          0.38     $      0.35
              Diluted weighted average common
                        shares outstanding                  9,588,205         9,645,722          9,580,300       9,613,331

-----------------------------------------------------
See accompanying notes to unaudited consolidated financial statements

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (unaudited)

                                                           Three months ended September 30,      Nine months ended September 30,
                                                           --------------------------------      -------------------------------
                                                                2002               2001              2002              2001
                                                           --------------     -------------      ------------     --------------
Net income                                                 $    1,334,181     $    1,046,443     $  3,654,781     $    3,341,732
Other comprehensive income (loss),
       Unrealized gain on investment securities
                arising during the period, net of tax              46,967            102,145           71,725            186,055
        Less: reclassification adjustment for
                realized gains included in net
                income, net of tax                                      -                  -                -             54,282
        Unrealized gain on cash flow type
                derivative instruments arising during
                the period, net of tax                            673,200                  -        1,233,540                  -
                                                           --------------     --------------     ------------     --------------
Total other comprehensive income                                  720,167            102,145        1,305,265            131,773
                                                           --------------     --------------     ------------     --------------
Total comprehensive income                                 $    2,054,348     $    1,148,588     $  4,960,046     $    3,473,505
                                                           ==============     ==============     ============     ==============

----------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                                                               Nine months ended September 30,
                                                                                                  2002                 2001
                                                                                              ------------         ------------
Cash flows from operating activities:
     Net income                                                                               $  3,654,781         $  3,341,732
     Adjustments to reconcile net income to net cash provided by operating activities
               Depreciation and amortization                                                     1,300,445            1,202,782
               Provision for loan losses                                                         1,760,000              770,000
               Net amortization (accretion) of debt and equity securities                          542,312              (55,312)
               Gain on sale of available for sale investment securities                                  -              (82,246)
               Loss from Merchant Banc investments                                                       -               27,999
               Mortgage loans originated                                                       (54,044,137)         (64,257,678)
               Proceeds from mortgage loans sold                                                59,157,861           64,584,664
               Gain on sale of mortgage loans                                                   (1,044,329)            (861,728)
               Noncash compensation expense attributed to stock option grants                      159,412              145,249
               (Increase) decrease in accrued interest receivable                                 (403,893)             696,595
                Increase (decrease) in accrued interest payable                                    244,693             (188,318)
                Increase in receivable from Enterprise Merchant Banc, LLC                                -           (1,500,000)
                Other, net                                                                       1,253,975           (1,441,385)
                                                                                              ------------         ------------
                    Net cash provided by operating activities                                   12,581,120            2,382,354
                                                                                              ------------         ------------
Cash flows from investing activities:
     Purchases of available for sale debt and equity securities                                (29,070,387)         (51,486,799)
     Purchases of held to maturity debt securities                                                       -             (101,195)
     Proceeds from sale of available for sale debt securities                                            -            2,517,209
     Proceeds from maturities and principal paydowns on available for sale debt and equity
        securities                                                                              30,154,569           63,375,375
     Proceeds from maturities and principal paydowns on held to maturity debt securities           100,000              400,000
     Proceeds from sale of other real estate                                                     2,246,659              313,630
     Proceeds from redemption of FHLB stock                                                          1,000                    -
     Net increase in loans                                                                     (67,105,722)         (82,550,389)
     Recoveries of loans previously charged off                                                     75,756               98,832
     Proceeds from sale of fixed assets                                                             15,578               15,300
     Purchases of fixed assets                                                                    (472,040)          (2,058,618)
     Investment in Enterprise Merchant Banc LLC                                                          -              (43,107)
                                                                                              ------------         ------------
                    Net cash used in investing activities                                      (64,054,587)         (69,519,762)
                                                                                              ------------         ------------
Cash flows from financing activities:
     Net increase in non-interest bearing deposit accounts                                      22,220,151            9,679,153
     Net increase in interest bearing deposit accounts                                          17,302,285           72,879,241
     Proceeds from issuance of guaranteed preferred beneficial interests in subordinated
        debentures                                                                               4,000,000                    -
     Maturities and paydowns of Federal Home Loan Bank advances                                 (3,068,270)          (3,064,877)
     Proceeds from borrowings of Federal Home Loan Bank advances                                18,675,000            8,000,000
     Decrease in federal funds purchased                                                                 -           (1,225,000)
     Proceeds from notes payable                                                                 1,000,000            1,500,000
     Paydowns of notes payable                                                                  (2,366,667)                   -
     Increase in other borrowings                                                                2,359,071                    -
     Cash dividends paid                                                                          (493,261)            (414,275)
     Proceeds from the exercise of common stock options                                            611,351            1,173,565
                                                                                              ------------         ------------
                    Net cash provided by financing activities                                   60,239,660           88,527,807
                                                                                              ------------         ------------
                    Net increase in cash and cash equivalents                                    8,766,193           21,390,399
Cash and cash equivalents, beginning of period                                                  84,236,186           84,276,370
                                                                                              ------------         ------------
Cash and cash equivalents, end of period                                                      $ 93,002,379         $105,666,769
                                                                                              ============         ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                            $ 10,815,252         $ 19,205,805
          Income taxes                                                                           1,115,100            3,218,300
                                                                                              ============         ============
     Noncash transactions:
          Transfers to other real estate owned in settlement of loans                            2,235,000                    -
          Loans made to facilitate sale of other real estate owned                               1,980,000               28,680
                                                                                              ============         ============

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the "Company" or "Enterprise Financial") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. The consolidated financial statements include the accounts of Enterprise Financial Services Corp (which changed its name from Enterbank Holdings, Inc. on April 29, 2002) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 2001 have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2)  Segment Disclosure

     Management segregates the Company into three distinct businesses for evaluation purposes: Enterprise Bank, Enterprise Trust and Corporate, Intercompany and Reclassifications. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

     The Corporate, Intercompany, and Reclassifications segment includes the holding company and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank.

     The majority of the Company's assets and income result from Enterprise Bank (the "Bank"). The Bank consists of three banking branches and an operations center in the St. Louis County area, two banking branches in the Kansas City region and three banking branches in the Southeast Kansas region. The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

     Enterprise Trust, which is a division of the Bank, provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

The following are the financial results and balance sheet information for the Company's operating segments as of and for the three and nine month periods ended September 30, 2002 and 2001 (unaudited):

                                                                                        Corporate,
                                            Enterprise           Enterprise           Intercompany,
Balance sheet information:                      Bank                Trust         and Reclassifications          Total
                                          --------------         ----------       ----------------------     --------------
September 30, 2002
--------------------------

Loans, less unearned loan fees               706,269,778                  -                            -        706,269,778

Deposits                                     754,860,134                  -                     (414,533)       754,445,601

Borrowings                                    31,998,186                  -                   15,000,000         46,998,186

Total assets                              $  862,098,405         $        -       $            2,720,617     $  864,819,022
                                          ==============         ==========       ======================     ==============

September 30, 2001
--------------------------

Loans, less unearned loan fees               638,658,163                  -                            -        638,658,163

Deposits                                     715,207,196                  -                     (211,365)       714,995,831

Borrowings                                    11,844,572                  -                   15,556,450         27,401,022

Total assets                              $  796,603,591         $        -       $            7,238,333     $  803,841,924
                                          ==============         ==========       ======================     ==============

                                                                                      Corporate,
                                            Enterprise           Enterprise          Intercompany,
Income statement information:                  Bank                Trust         and Reclassifications         Total
                                           ------------         ------------    -----------------------       -------
Three months ended September 30, 2002
---------------------------------------
Net interest income                        $ 8,297,123          $         -           $  (323,329)          $ 7,973,794
Provision for loan losses                      640,000                    -                     -               640,000
Noninterest income                             942,165              559,594                 5,855             1,507,614
Noninterest expense                        $ 5,169,738              742,794               811,272             6,723,804
                                           -----------          -----------           -----------           -----------
Income (loss) before income tax expense      3,429,550             (183,200)           (1,128,746)            2,117,604
Income tax expense (benefit)                 1,268,934              (67,784)             (417,727)              783,423
                                           -----------          -----------           -----------           -----------
Net income (loss)                          $ 2,160,616          $  (115,416)          $  (711,019)          $ 1,334,181
                                           ===========          ===========           ===========           ===========

Three months ended September 30, 2001
---------------------------------------
Net interest income                        $ 7,448,234          $         -           $  (264,245)          $ 7,183,989
Provision for loan losses                      175,000                    -                     -               175,000
Noninterest income                             800,824              409,304                (5,093)            1,205,035
Noninterest expense                          5,238,595              673,462               542,404             6,454,461
                                           -----------          -----------           -----------           -----------
Income (loss) before income tax expense      2,835,463             (264,158)             (811,742)            1,759,563
Income tax expense (benefit)                 1,096,869              (97,738)             (286,011)              713,120
                                           -----------          -----------           -----------           -----------
Net income (loss)                          $ 1,738,594          $  (166,420)          $  (525,731)          $ 1,046,443
                                           ===========          ===========           ===========           ===========

Nine months ended September 30, 2002
--------------------------------------
Net interest income                        $23,770,652          $         -           $  (879,642)          $22,891,010
Provision for loan losses                    1,760,000                    -                     -             1,760,000
Noninterest income                           2,639,029            1,728,727                77,548             4,445,304
Noninterest expense                         15,642,191            2,125,117             1,956,089            19,723,397
                                           -----------          -----------           -----------           -----------
Income (loss) before income tax expense      9,007,490             (396,390)           (2,758,183)            5,852,917
Income tax expense (benefit)                 3,311,808             (146,664)             (967,008)            2,198,136
                                           -----------          -----------           -----------           -----------
Net income (loss)                          $ 5,695,682          $  (249,726)          $(1,791,175)          $ 3,654,781
                                           ===========          ===========           ===========           ===========

Nine months ended September 30, 2001
--------------------------------------
Net interest income                        $22,639,245          $         -           $  (776,919)          $21,862,326
Provision for loan losses                      770,000                    -                     -               770,000
Noninterest income                           2,205,711              978,405               (27,999)            3,156,117
Noninterest expense                         15,619,999            1,924,235             1,198,653            18,742,887
                                           -----------          -----------           -----------           -----------
Income (loss) before income tax expense      8,454,957             (945,830)           (2,003,571)            5,505,556
Income tax expense (benefit)                 3,271,170             (349,957)             (757,389)            2,163,824
                                           -----------          -----------           -----------           -----------
Net income (loss)                          $ 5,183,787          $  (595,873)          $(1,246,182)          $ 3,341,732
                                           ===========          ===========           ===========           ===========

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

Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income net of taxes and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and nine months ended September 30, 2002, a net interest differential of $264,406 and $700,240, respectively was included in interest income on loans.

Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value on the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a quarterly basis. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and nine months ended September 30, 2002, a net interest differential of $77,593 and $117,319, respectively, decreased interest expense on certificates of deposit.

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

On January 1, 2002, the Company adopted SFAS No. 142. At the date of adoption, the company had unamortized goodwill of $2,087,537, which was subject to the transition provisions of SFAS No. 142. The goodwill intangible asset is reflected in the Enterprise Bank segment. Under SFAS No. 142, goodwill will no longer be amortized, but instead will be tested annually for impairment following existing methods of measuring and recording impairment losses. The Company completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

Following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001:

                                          Three months ended September 30,           Nine months ended September 30,
                                         ------------------------------------       -----------------------------------
                                               2002                2001                  2002               2001
                                         -----------------    ---------------       ----------------   ----------------
Net income:
     Reported net income                 $      1,334,181          1,046,443              3,654,781          3,341,732
     Add back - goodwill amortization                   -             47,642                      -            142,925
                                         -----------------    ---------------       ----------------   ----------------
           Adjusted net income           $      1,334,181     $    1,094,085        $     3,654,781    $     3,484,657
                                         =================    ===============       ================   ================

Basic earnings per share:
     Reported net income                 $           0.14     $         0.11        $          0.39    $          0.36
     Add back - goodwill amortization                   -               0.01                      -               0.02
                                         -----------------    ---------------       ----------------   ----------------
           Adjusted net income           $           0.14     $         0.12        $          0.39    $          0.38
                                         =================    ===============       ================   ================

Diluted earnings per share:
     Reported net income                 $           0.14     $         0.11        $          0.38    $          0.35
     Add back - goodwill amortization                   -                  -                      -               0.01
                                         -----------------    ---------------       ----------------   ----------------
           Adjusted net income           $           0.14     $         0.11        $          0.38    $          0.36
                                         =================    ===============       ================   ================

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

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, Business Combinations. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved "troubled" institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The adoption of the Statement will not have a material effect on the Company's consolidated financial statements.

(5) Trust Preferred Securities

On June 28, 2002, EFSC Capital Trust I ("EFSC Trust"), a newly-formed Delaware business trust and subsidiary of the Company issued 4,000 floating rate Trust Preferred Securities ("Preferred Securities") at $1,000 per share to a Trust Preferred Securities Pool. The floating rate is equal to the three month LIBOR rate plus 3.65%, and reprices quarterly.

The Preferred Securities are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The proceeds of the Preferred Securities were invested in junior subordinated debentures of the Company. The net proceeds to the Company from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $3.92 million. Distributions on the Preferred Securities are payable quarterly on March 30, June 30, September 30 and December 30 of each year that the Preferred Securities are outstanding. The Preferred Securities are classified as long term debt, while the distributions are recorded as interest expense in the Company's consolidated financial statements.

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

(6) Management Changes

Effective July 1, 2002, Kevin C. Eichner, the Vice Chairman of the Board of Directors since inception of the Company, was named President and Chief Executive Officer. Fred H. Eller, former President and Chief Executive Officer, resigned September 30, 2002 after a three month transition period with Mr. Eichner. Mr. Eller still remains a director of the Company. Under a separation agreement dated September 30, 2002, Mr. Eller is entitled to $675,000 paid over three years in exchange for his nonsolicitation of the Company's customers (as defined in the agreement) or employees.

Effective October 1, 2002, Peter F. Benoist was named Chairman and Chief Executive Officer of the Banking division. Mr. Benoist was also named Executive Vice President of the Holding Company. He was subsequently appointed to its Board of Directors and Executive Committee.


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

                                  Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2001 and the year ended December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                               Financial Condition

Total assets at September 30, 2002 were $865 million, an increase of $70 million, or 9%, over total assets of $795 million at December 31, 2001. Loans and leases, net of unearned loan fees, were $706 million, an increase of $64 million, or 10%, over total loans and leases of $642 million at December 31, 2001. The increase in loans is attributed, in part, to the success of the efforts of the Company's relationship officers. Federal funds sold, interest-bearing deposits and investment securities were $88 million, a decrease of $10 million, or 11%, from total federal funds sold, interest-bearing deposits and investment securities of $98 million at December 31, 2001. The decrease resulted primarily from the shift in earning assets from short-term investments into loans during the first nine months of 2002. Cash and due from banks increased $17.6 million to $49.8 million at September 30, 2002. This temporary increase is a result of two unusually large cash letters posted on September 30, 2002. The cash and due from bank balances have subsequently reduced to normal levels of $30 million on average. Prepaid expenses and other assets were $9.7 million at September 30, 2002, an increase of $3.8 million, over $5.9 million at December 31, 2001. This increase is a result of a $2.4 million increase in the fair value of the swap agreements, a $389,000 increase in prepaid insurance, and the Company recorded a $675,000 intangible asset to recognize the value of the nonsolicitation provisions of the former Chief Executive Officer's separation agreement previously discussed.

Total deposits at September 30, 2002 were $754 million, an increase of $40 million, or 6%, over total deposits of $714 million at December 31, 2001. Accounts payable and accrued expenses were $4.8 million at September 30, 2001, an increase of $3.4 million over $1.4 million at December 31, 2001. This increase is a result of a $1.0 million increase in taxes payable, a $772,000 increase in deferred tax liabilities, a $1.4 million increase in accrued bonuses and 401K match, and a $675,000 liability related to the aforementioned nonsolicitation agreement.

Total shareholders' equity at September 30, 2002 was $57.1 million, an increase of $5.2 million, or 10%, over total shareholders' equity of $51.9 million at December 31, 2001. The increase in equity is due to net income of $3.7 million for the nine months ended September 30, 2002, a $1.3 million increase in accumulated other comprehensive income, and the exercise of incentive stock options by employees, less dividends paid to shareholders.

Results of Operations

Net income was $1,334,181 for the three month period ended September 30, 2002, an increase of 28% compared to net income of $1,046,443 for the same period in 2001. Net income was $3,654,781 for the nine month period ended September 30, 2002, an increase of 9% over net income of $3,341,732 for the same period in 2001. The increase in net income for the three months ended September 30, 2002 is attributable to an increase in the net interest income and an increase in noninterest income offset by an increase in noninterest expense and provision for loan losses. Basic earnings per share for the three month periods ended September 30, 2002 and 2001 were $0.14 and $0.11, respectively. Diluted earnings per share for the three month periods ended September 30, 2002 and 2001 were $0.14 and $0.11, respectively. Basic earnings per share for the nine month periods ended September 30, 2002 and 2001 were $0.39 and $0.36, respectively. Diluted earnings per share for the nine month periods ended September 30, 2002 and 2001 were $0.38 and $0.35, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $8.1 million, or 4.08%, of average interest-earning assets, for the three months ended September 30, 2002, compared to $7.2 million, or 3.97%, of average interest-earning assets, for the same period in 2001. The $847,000 increase in net interest income for the three months ended September 30, 2002 as compared to the same period in 2001 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the three months ended September 30, 2002 were $784 million, a $65 million, or 9%, increase over $719 million, during the same period in

2001. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers. The yield onaverage interest-earning assets decreased to 5.88% for the three month period ended September 30, 2002 compared to 7.28% for the three month period ended September 30, 2001. The decrease in asset yield was primarily due to a 125 basis point decrease in the prime rate since September 30, 2001 and a general decrease in the average yield on new fixed rate loans and investment securities. Average interest-bearing liabilities increased to $633 million for the three months ended September 30, 2002 from $594 million for the same period in 2001. The increase in interest-bearing transaction accounts, money market accounts and savings accounts is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 2.23% for the three months ended September 30, 2002 compared to 4.00% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates for all sources of funding. Certificate of deposit accounts decreased to $189 million at September 30, 2002 from $219 million at September 30, 2001. This decrease is partially due to a $16 million decrease in wholesale certificate of deposit accounts, most of which was replaced with Federal Home Loan Bank borrowings. The remaining decrease in certificate of deposit accounts is a result of their relative unattractiveness to customers versus money market and other more liquid products in the current rate environment.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three month periods ended September 30, 2002 and 2001:


                                                                               Three Months Ended September 30,
                                                        ----------------------------------------------------------------------------
                                                                        2002                                  2001
                                                        -----------------------------------  ---------------------------------------
                                                                   Percent Interest Average             Percent   Interest   Average
                                                         Average  of Total  Income/  Yield/   Average  of Total    Income/    Yield/
                                                         Balance   Assets   Expense   Rate    Balance   Assets     Expense     Rate
                                                        --------  -------- -------- -------  --------- --------  ----------  -------
Assets                                                                            (Dollars in Thousands)
------
Interest-earning assets:
     Loans (1) (2)                                      $702,969    85.04% $11,093    6.26%  $624,088    81.74%  $ 12,212     7.76%
     Taxable investments in debt
       and equity securities                              39,991     4.84      346    3.43     34,448     4.51        472     5.44
     Non-taxable investments in debt
       and equity securities (2)                               -        -        -       -        262     0.03          6     9.32
     Federal funds sold                                   40,141     4.86      164    1.62     59,784     7.83        506     3.36
     Interest-bearing deposits                               777     0.09        5    2.55        713     0.09          6     3.34
                                                        --------   ------  -------           --------   ------   --------
Total interest-earning assets                            783,878    94.83  $11,608    5.88%   719,295    94.20   $ 13,202     7.28%
Non interest-earning assets:
     Cash and due from banks                              28,723     3.47                      25,506     3.34
     Fixed assets, net                                     9,326     1.13                       9,586     1.26
     Prepaid expenses and other assets                    13,031     1.58                      16,213     2.12
     Allowance for loan losses                            (8,373)   (1.01)                     (7,126)   (0.92)
                                                        --------   ------                    --------   ------
     Total assets                                       $826,585   100.00%                   $763,474   100.00%
                                                        ========   ======                    ========   ======

Liabilities and Shareholders' Equity
------------------------------------
Interest-bearing liabilities:
     Interest-bearing transaction accounts              $ 58,873     7.12% $    70    0.47%  $ 51,210     6.71%  $    138     1.07%
     Money market accounts                               335,509    40.59    1,309    1.55    289,333    37.90      2,310     3.17
     Savings                                               8,508     1.03       22    1.03      7,878     1.03         40     2.04
     Certificates of deposit                             189,262    22.90    1,565    3.28    218,502    28.62      3,034     5.51
     Guaranteed preferred beneficial
       interest in subordinated debentures                15,000     1.81      315    8.33     11,000     1.44        264     9.53
     Borrowed funds                                       25,916     3.14      274    4.19     16,207     2.12        210     5.13
                                                        --------   ------  -------           --------   ------   --------
Total interest-bearing liabilities                       633,068    76.59    3,555    2.23    594,130    77.82      5,996     4.00
Noninterest-bearing liabilities:
     Demand deposits                                     132,679    16.05                     103,024    13.49
     Other liabilities                                     4,523     0.55                       8,825     1.16
                                                        --------   ------                    --------   ------
     Total liabilities                                   770,270    93.19                     705,979    92.47
     Shareholders' equity                                 56,315     6.81                      57,495     7.53
                                                        --------   ------                    --------   ------
     Total liabilities and shareholders' equity         $826,585   100.00%                   $763,474   100.00%
                                                        ========   ======                    ========   ======
Net interest income                                                        $ 8,053                                $ 7,206
                                                                           -------                                -------
Net interest spread                                                                   3.65                                    3.28
Net interest rate margin (3)                                                          4.08%                                   3.97%
                                                                                      ----                                    ----

(1) Average balances include non-accrual loans. The income on such loans is included in interest income but is recognized only upon receipt. Loan fees included in interest income are approximately $378,000 and $307,000 for the three months ended September 30, 2002 and 2001, respectively.
(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3) Net interest income divided by average total interest-earning assets.

Net interest income, presented on a tax equivalent basis, was $23.1 million, or 4.05% of average interest-earning assets, for the nine months ended September 30, 2002, compared to $21.9 million, or 4.30% of average interest-earning assets, for the same period in 2001. The $1.1 million increase in net interest income for the nine months ended September 30, 2002 as compared to the same period in 2001 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities offset by a decrease in the interest rates of average interest-earning asset and an increase in average interest-bearing liabilities. Average interest-earning assets for the nine months ended September 30, 2002 were $760 million, a $79 million, or 12%, increase over $681 million during the same period in 2001. The increase in interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 6.00% for the nine month period ended September 30, 2002 compared to 8.04% for the same period ended September 30, 2001. The decrease in asset yield was primarily due to decreases in the prime rate and a general decrease in the average yield on loans and investment securities. Average interest-bearing liabilities increased $49 million, or 9%, to $616 million, for the nine months ended September 30, 2002 from $567 million for the same period in 2001. The increase in demand deposit accounts, interest-bearing transaction accounts, money market accounts and savings accounts is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 2.40% for the nine months ended September 30, 2002 compared to 4.48% for the same period in 2001. This decrease is attributed mainly to declines in market interest rates for all sources of funding and a shift in the liabilities mix. Interest bearing liabilities decreased to 77.01% of total assets during the nine month period ended September 30, 2002 from 78.58% during the same period ended September 30, 2001. Demand deposits increased $30 million, or 32%, to average $125 million for the nine month period ended September 30, 2002 from $95 million for the same period in 2001.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and rate margin for the nine month periods ended September 30, 2002 and 2001:

                                                                           Nine Months Ended September 30,
                                          -----------------------------------------------------------------------------------------
                                                               2002                                          2001
                                          -------------------------------------------- --------------------------------------------
                                                        Percent                                       Percent
                                                          of       Interest   Average                   of       Interest   Average
                                            Average      Total     Income/    Yield/      Average      Total      Income/    Yield/
                                            Balance     Assets     Expense     Rate       Balance     Assets      Expense    Rate
                                          ----------   --------   ---------  --------- -----------   --------    ---------  -------
Assets                                                                      (Dollars in Thousands)
------
Interest-earning assets:
  Loans (1) (2)                           $  690,514      86.32%  $ 32,599      6.31%    $ 601,536      83.32%    $ 37,814   8.40%
  Taxable investments in debt
    and equity securities                     43,258       5.41      1,191      3.68        37,354       5.17        1,798   6.44
  Non-taxable investments in debt
    and equity securities (2)                     24          -          1      5.57           326       0.05           22   9.03
  Federal funds sold                          24,566       3.07        291      1.58        41,526       5.75        1,297   4.18
  Interest-earning deposits                    1,755       0.22         28      2.13           549       0.07           15   3.57
                                          ----------   --------   --------               ---------   --------     --------
Total interest-earning assets                760,117      95.02     34,110      6.00%      681,291      94.36     $ 40,946   8.04
Noninterest-earning assets:
  Cash and due from banks                     26,330       3.29                             23,548       3.26
  Fixed assets, net                            9,653       1.21                              9,285       1.29
  Prepaid expenses and other assets           11,862       1.48                             15,036       2.09
  Allowance for possible loan losses          (8,004)     (1.00)                            (7,236)     (1.00)
                                          ----------   --------                          ---------   --------
  Total assets                            $  799,958     100.00%                           721,924     100.00%
                                          ==========   ========                          =========   ========

Liabilities and Shareholders' Equity
------------------------------------
Interest-bearing liabilities:
  Interest-bearing transaction accounts   $   61,556       7.70%  $    207      0.45%    $  52,058       7.21%    $    478   1.23%
  Money market accounts                      321,826      40.23      3,795      1.58       277,713      38.47        7,973   3.84
  Savings                                      8,549       1.07         65      1.02         7,525       1.04          132   2.34
  Certificates of deposit                    190,698      23.84      5,457      3.83       204,606      28.34        9,098   5.95
  Guaranteed preferred beneficial
    interests in subordinated debentures      12,392       1.55        837      9.03        11,000       1.52          778   9.46
  Borrowed funds                              20,997       2.62        699      4.45        14,462       2.00          558   5.16
                                          ----------   --------   --------               ---------   --------     --------
Total interest-bearing liabilities           616,018      77.01     11,060      2.40       567,364      78.58     $ 19,017   4.48
Noninterest-bearing liabilities:
  Demand deposits                            125,295      15.66                             94,581      13.10
  Other liabilities                            4,242       0.53                              3,865       0.55
                                          ----------   --------                          ---------   --------
  Total liabilities                          745,555      93.20                            665,810      92.23
  Shareholders' equity                        54,403       6.80                             56,114       7.77
                                          ----------   --------                          ---------   --------
  Total liabilities and
   shareholders' equity                   $  799,958     100.00%                         $ 721,924     100.00%
                                          ==========   ========                          =========   ========
Net interest income                                               $ 23,050                                        $ 21,929
                                                                  ========                                        ========
Net interest spread                                                             3.60                                         3.56
Net interest rate margin (3)                                                    4.05%                                        4.30%
                                                                             =======                                        =====

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,109,000 and $996,000 for 2002 and 2001, respectively.
(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3)  Net interest income divided by average total interest-earning assets.

During the three months ended September 30, 2002, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1,356,000. Interest income decreased $2,950,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of interest-bearing transaction accounts, savings and money market accounts, and borrowed funds resulted in an increase in interest expense of $172,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $2,613,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended September 30, 2002 as compared to the same period in 2001 was a decrease in interest income of $1,594,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $2,441,000.

During the nine months ended September 30, 2002 as compared to the same period in 2001, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $4,927,000, offset by a decrease of $11,763,000 due to a decrease in interest rates on interest-earning assets. Increases in the average volume of interest-bearing transaction accounts, savings and money market accounts, borrowed funds, and guaranteed preferred beneficial interests in subordinated debentures resulted in an increase in interest expense of $932,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $8,889,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the nine months ended September 30, 2002 as compared to the same period in 2001, decreased interest income by $6,836,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $7,957,000.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                                             2002 Compared to 2001
                                           ----------------------------------------------------------------------------------------
                                                   3 months ended September 30                  9 months ended September 30
                                                   Increase (decrease) due to                   Increase (decrease) due to
                                           -------------------------------------------  -------------------------------------------
                                             Volume(1)       Rate(2)          Net         Volume(1)       Rate(2)          Net
                                           -------------  -------------  -------------  -------------  -------------  -------------
                                                                            (Dollars in Thousands)
Interest earned on:
   Loans (3)                               $       1,423  $      (2,542) $      (1,119) $       5,068  $     (10,283) $      (5,215)
   Taxable investments in debt
     and equity securities                            68           (194)          (126)           252           (859)          (607)
   Nontaxable investments in debt
     and equity securities (3)                        (3)            (3)            (6)           (15)            (6)           (21)
   Federal funds sold                               (133)          (209)          (342)          (399)          (607)        (1,006)
   Interest-earning deposits                           1             (2)            (1)            21             (8)            13
                                           -------------  -------------  -------------  -------------  -------------  -------------
   Total interest-earning assets           $       1,356  $      (2,950) $      (1,594) $       4,927  $     (11,763) $      (6,836)
                                           -------------  -------------  -------------  -------------  -------------  -------------
Interest paid on:
   Interest-bearing transaction accounts   $          18  $         (86) $         (68) $          75  $        (346) $        (271)
   Money market accounts                             324         (1,325)        (1,001)         1,107         (5,285)        (4,178)
   Savings                                             3            (21)           (18)            16            (83)           (67)
   Certificates of deposit                          (365)        (1,104)        (1,469)          (583)        (3,058)        (3,641)
   Guaranteed preferred beneficial
     interests in subordinated debentures             87            (36)            51             95            (36)            59
   Borrowed funds                                    105            (41)            64            222            (81)           141
                                           -------------  -------------  -------------  -------------  -------------  -------------
     Total interest-bearing liabilities              172         (2,613)        (2,441)           932         (8,889)        (7,957)
                                           -------------  -------------  -------------  -------------  -------------  -------------
Net interest income (loss)                 $       1,184  $        (337) $         847  $       3,995  $      (2,874) $       1,121
                                           =============  =============  =============  =============  =============  =============

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

Provision for Loan Losses

The provision for loan losses was $640,000 and $1,760,000 for the three month and nine month periods ended September 30, 2002, respectively, compared to $175,000 and $770,000 for the same periods in 2001. The Company had net charge offs of $614,000 for the nine months ended September 30, 2002 compared to net charge offs of $562,000 during the same period ended September 30, 2001. In September 2002, the Company charged off $382,000 related to a loan on nonaccrual. The Company foreclosed upon and sold the property during September. This one charge off is over 55% of the loans charged off during the nine months ended September 30, 2002. Loan growth remained strong during the first nine months of 2002. The increase in provision for loan losses during the first nine months of 2002 as compared to the same period in 2001 was due to a $49,000 increase in non-accrual loans from September 30, 2001 to September 30, 2002, a higher level of internally criticized credits as a percentage of bank capital plus loan loss reserves, the continued increase in loans outstanding and a concern with the current downward trend in the economic environment. Three relationships comprise $1.9 million or 92% of the nonaccrual loans at September 30, 2002.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

                                                          Three months ended September 30,        Nine months ended September 30,
                                                         ---------------------------------     ---------------------------------
                                                              2002               2001               2002               2001
                                                         ---------------    --------------     ---------------    --------------
                                                                (Dollars in Thousands)              (Dollars in Thousands)
Allowance at beginning of period                         $         8,226    $        7,118     $         7,296    $        7,097
Loans charged off:
   Commercial and industrial                                          51                 4                 189               166
   Real estate:
       Commercial                                                     11                 -                  25               270
       Construction                                                    -                 -                   -                 -
       Residential                                                   388                 2                 388               167
   Consumer and other                                                 11                36                  88                58
                                                         ---------------    --------------     ---------------    --------------
   Total loans charged off                                           461                42                 690               661
                                                         ---------------    --------------     ---------------    --------------
Recoveries of loans previously charged off:
   Commercial and industrial                                          10                 9                  30                20
   Real estate:
       Commercial                                                      -                 1                   8                26
       Construction                                                    -                 -                   -                 -
       Residential                                                     3                43                   3                49
   Consumer and other                                                 24                 1                  35                 4
                                                         ---------------    --------------     ---------------    --------------
   Total recoveries of loans previously charged off:                  37                54                  76                99
                                                         ---------------    --------------     ---------------    --------------
Net loans charged off (recovered)                                    424               (12)                614               562
                                                         ---------------    --------------     ---------------    --------------
Provisions charged to operations                                     640               175               1,760               770
                                                         ---------------    --------------     ---------------    --------------
Allowance at end of period                               $         8,442    $        7,305               8,442    $        7,305
                                                         ===============    ==============     ===============    ==============

Average loans                                            $       702,969    $      624,088     $       690,514    $      601,536
Total loans                                              $       706,270    $      638,658     $       706,270    $      638,658
Nonperforming loans                                      $         2,005    $        2,472     $         2,005    $        2,472

Net charge-offs (recoveries) to average loans                       0.24%                -                0.12%             0.12%
Allowance for loan losses to loans                                  1.20%             1.14%               1.20%             1.14%

The Company's credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in regulatory bank examinations. The system requires rating all loans at the time they are made.

Adversely rated credits, including loans requiring close monitoring, which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every three months, which are then discussed in formal meetings with the Executive Loan Committee. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the Executive Loan Committee generally at the time of the formal quarterly watch list review meetings.

Each month, management prepares a detailed list of loans on the watch list and summaries of the entire loan portfolio categorized by risk rating. These are coupled with an analysis of changes in the risk profiles of the portfolios, changes in past due and non-performing loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience. The calculated allowance for loan losses required for the portfolios along with specific loss exposures are then compared to the actual allowance balances to determine the provision necessary to maintain the allowance for loan losses at an appropriate level. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the region in which the Company operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of operations.

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table provided in the most recent 10-K Report. The Company does not have a material amount of interest-bearing assets which would have been included in non-accrual, past due or restructured loans if such assets were loans.

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

The Bank had no loans 90 days past due still accruing interest at September 30, 2002 or December 31, 2001. The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                            September 30,     December 31,
                                                                 2002             2001
                                                            -------------     ------------
                                                                  Dollars in Thousands)
              Non-accrual loans                             $       2,005     $      2,506
              Restructured loans                                      516            1,243
                                                            -------------     ------------
                  Total nonperforming loans                         2,521            3,749
              Foreclosed property                                     177              138
                                                            -------------     ------------
              Total non performing assets                   $       2,698     $      3,887
                                                            =============     ============

              Total assets                                  $     864,819     $    795,250
              Total loans, less unearned loan fees          $     706,270     $    642,053
              Total loans plus foreclosed property          $     706,447     $    642,191

              Nonperforming loans to loans                           0.36%            0.58%
              Nonperforming assets to loans plus
                  foreclosed property                                0.38%            0.61%
              Nonperforming assets to total assets                   0.31%            0.49%


Noninterest Income

Noninterest income was $1,507,614 and $4,445,304 for the three month and nine month periods ended September 30, 2002, respectively, compared to $1,205,035 and $3,156,117 for the same periods in 2001. The increases are primarily attributed to increases in trust and financial advisory income, increases in service charges on deposit accounts, recoveries and income (loss) on previously written off Merchant Banc investments, and an increase in the gain on the sale of mortgage loans. Trust and financial advisory income was $559,594 and $1,728,727 for the three month and nine month periods ended September 30, 2002, respectively, as compared to $409,304 and $978,405 for the same periods in 2001. The increases in fees were the result of increased assets under management in Enterprise Trust and higher commissions on insurance sales activity in the financial advisory area. Service charges on deposit accounts were $441,111 and $1,301,752 for the three month and nine month periods ended September 30, 2002, respectively, as compared to $319,375 and $932,750 for the same periods in 2001. The increase in service charges on deposit accounts is a result of a decrease in the earnings credit rate on business accounts and an increase in account activity and services provided. Recoveries and income (loss) on Merchant Banc investments were $0 and $88,889 for the three month and nine month periods ended September 30, 2002, respectively, as compared to ($5,093) and ($27,999) for the same periods in 2001. The increase is a result of a $88,889 reimbursement from a participant guarantor for a line of credit guaranteed by the Company for a Merchant Banc investment, which the Company had previously written off in full. The Company wrote off its assets related to Merchant Banc investments during December 2001 and is pursuing recoveries on those investment losses. The gains on the sale of mortgage loans were $399,086 and $1,044,329 for the three month and nine month periods ended September 30, 2002, respectively, as compared to $348,919 and $861,728 for the same periods in 2001. The year to date increase in these gains was due to continued demand for refinancing and purchase activities as a result of a very low interest rate environment. These loans are sold into the secondary market with release of the servicing rights. These increases were slightly offset by the $82,246 decrease in the gains on sale of securities for the nine month period ended September 30, 2002 as compared to the same period in 2001. The Company had no sales of investment securities during 2002.

Noninterest Expense

Noninterest expense was $6.7 million and $19.7 million for the three and nine month periods ended September 30, 2002, respectively, compared to $6.5 million and $18.7 million for the same periods in 2001. The $269,343 increase for the three month period ended September 30, 2002 in noninterest expense was primarily due to : 1) increased activity and growth in the trust and financial advisory services which resulted in a $52,864 increase in noninterest expense; 2) remodeling at the Clayton location in the fourth quarter of 2001 which increased noninterest expense by $45,133; 3) the opening of a new banking facility in the Kansas City area which increased noninterest expense by $102,469; and 4) a $45,566 increase in various other operating expenses detailed below. The $1 million increase for the nine month period ended September 30, 2002 in noninterest expense was primarily due to: 1) increased activity and growth in the trust and financial advisory services which resulted in a $200,882 increase in noninterest expense; 2) remodeling at the Clayton location in the fourth quarter of 2001 which increased noninterest expense by $118,505; 3) the opening of a new banking facility in the Kansas City area which increased noninterest expense by $296,293; and 4) a $373,111 increase in various other operating expenses detailed below. These increases were offset by a $47,642 and $142,925 decrease in amortization of goodwill due to implementation of SFAS No. 142 for the three and nine months ended September 30, 2002.

Salaries, payroll and employee benefits increased $231,417, or 6%, and $571,736, or 5%, for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001. Most of the increase for the nine months ended September 30, 2002, as compared to the same period in 2001, is related to the increase in commissions on commission based income in the mortgage and financial advisory areas, an increase of $296,534 in bonus and 401K match accruals and annual merit and promotional increases in salaries. Occupancy expense increased $70,119, or 17%, for the three month period and $189,939, or 16%, for the nine month period ended September 30, 2002 as compared to the same periods in 2001. This increase was a result of the Clayton location acquiring additional space for the Holding Company and Trust offices and remodeling existing space. In addition, the Company opened a new banking facility in the Country Club Plaza in Kansas City, Missouri during the fourth quarter of 2001, which also increased occupancy, furniture and equipment expenses. Furniture and equipment expense increased $36,777, or 5%, for the nine month period ended September 30, 2002 as compared to the same period in 2001. The Company upgraded its telephone and voicemail systems during the fourth quarter of 2001 which increased furniture and equipment expense during 2002. Data processing expense decreased $21,821, or 8%, for the three month period and decreased $48,130, or 6%, for the nine month period ended September 30, 2002 as compared to the same periods in 2001. During the first quarter of 2001, the Bank expanded the computer and data processing infrastructure for the additional Kansas locations.

Other operating expenses increased $45,566, or 3%, for the three month period and $373,113, or 9%, for the nine month period ended September 30, 2002 over the same periods ended September 30, 2001. In June 2002, the Company donated foreclosed property to a not-for-profit organization. This donation resulted in a $49,000 charitable contribution expense which is expected to be offset with state tax credits. The Company incurred approximately $150,000 in additional professional fees and other expenses during the nine month period ended September 30, 2002 related to the Merchant Banc investment recovery efforts. In addition, expected increases in premiums on renewal of various insurance policies along with increases in certain coverages caused those expenses to increase approximately $76,415 from the 2001 year-to-date levels. The Bank recognized $25,000 in fraud losses during the first quarter of 2002, net of recoveries.

Liquidity

Liquidity is provided by the Bank's earning assets, including short-term investments in federal funds sold, maturities in the loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At September 30, 2002, the loan to deposit ratio was 94%, as compared to 90% at December 31, 2001. Federal funds sold, interest bearing deposits and investment securities were $88 million at September 30, 2002 as compared to $98 million at December 31, 2000. During the nine months ended September 30, 2002, the Bank funded net new loans of $64 million, while deposits increased a net $40 million. This decrease in the Bank's liquidity position resulted in the utilization of federal funds sold balances and investment securities to fund loan growth. Also, in May 2002, the Bank obtained $20 million in brokered CDs with a 2 year maturity and in August 2002 the Bank obtained $10 million in Federal Home Loan Bank advances, both of which supplemented its core deposit activities.

The Bank closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of September 30, 2002, the Bank has over $86 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge and $53 million from the Federal Reserve under a pledged loan agreement. The Bank also has access to over $50 million in overnight fed funds lines from various banking institutions. In addition, the Company has a $7 million credit line which can be drawn upon for additional capital injections into the Bank. The Company also issued $4 million in Trust Preferred Securities on June 28, 2002 for capital purposes.

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

As of September 30, 2002, the most recent notification from the Company's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

At September 30, 2002 and December 31, 2001, Enterprise Financial Services Corp and Enterprise Bank had required and actual capital ratios as follows:

                                                                                                                 To Be Well
                                                                                                             Capitalized Under
                                                                                    For Capital              Prompt Corrective
                                                       Actual                    Adequacy Purposes           Action Provisions (1)
                                              --------------------------      ------------------------      ---------------------
                                                 Amount         Ratio            Amount       Ratio            Amount     Ratio
                                              -------------   ----------      ------------- ----------      ------------- -------
At September 30, 2002:
---------------------
   Total Capital (to Risk Weighted Assets)
        Enterprise Financial Services Corp    $  76,324,207      10.86%       $  56,240,671       8.00%     $           -       - %
        Enterprise Bank                          74,197,975      10.59           56,077,019       8.00         70,096,274   10.00
   Tier I Capital (to Risk Weighted Assets)
        Enterprise Financial Services Corp    $  67,881,962       9.66%       $  28,120,335       4.00%     $           -       - %
        Enterprise Bank                          65,755,730       9.38           28,038,510       4.00         42,057,765    6.00
   Tier I Capital (to Average Assets)
        Enterprise Financial Services Corp    $  67,881,962       8.24%       $  24,714,680       3.00%     $           -       - %
        Enterprise Bank                          65,755,730       8.00           24,673,178       3.00         41,121,964    5.00

At December 31, 2001:
--------------------
   Total Capital (to Risk Weighted Assets)
        Enterprise Financial Services Corp    $  67,920,595      10.41%       $  52,203,818       8.00%     $           -       - %
        Enterprise Bank                          67,605,690      10.40           52,024,902       8.00         65,031,128   10.00
   Tier I Capital (to Risk Weighted Assets)
        Enterprise Financial Services Corp    $  60,624,679       9.29%       $  26,101,909       4.00%     $           -       - %
        Enterprise Bank                          60,309,774       9.27           26,012,451       4.00         39,018,677    6.00
   Tier I Capital (to Average Assets)
        Enterprise Financial Services Corp    $  60,624,679       8.18%       $  22,232,250       3.00%     $           -       - %
        Enterprise Bank                          60,309,774       8.21           22,040,917       3.00         36,734,862    5.00

(1) There are no regulatory guidelines for the well capitalization of Bank Holding Companies as opposed to Banks.

Effects of Inflation

Changes in interest rates may have a significant impact on a commercial bank's performance because virtually all assets and liabilities of commercial banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to asset ratio. The Company's operations are not currently impacted by inflation.

     Item 3: Quantitative and Qualitative Disclosures Regarding Market Risk

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest risk while at the same time maximizing income. Management realizes that certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard repricing or "GAP" report subject to different rate shock scenarios. At September 30, 2002, the rate shock scenario models indicated that annual net interest income would change by less than 7% should rates rise or fall within 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

In January 2002, the Bank executed two interest rate swaps in order to limit exposure from falling interest rates. The first swap had a $40 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the prime rate and receive a fixed rate of 6.255%. The second swap was also a "receive fixed" interest rate of 6.97% and pay an adjustable rate equivalent to the prime rate, but had a notional amount of $20 million and a term of three years. Both swaps pay interest on a quarterly basis. The swaps qualify as "cash flow hedges" under SFAS 133, so changes in the fair value of the swaps are recognized as part of other comprehensive income. On September 30, 2002 the Bank had $2.4 million in cash collateral from the counter party on the interest rate swap agreements which is included on the balance sheet as notes payable and other borrowings. The cash collateral is interest bearing at an interest rate that floats with the three month London Inter Bank Offering Rate ("LIBOR").

In May 2002, the Bank executed an interest rate swap to limit the risk of a change in the fair value of the $20 million in fixed interest rate brokered CDs obtained simultaneously. The swap had a $20 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the three-month LIBOR plus 19 basis points and receive a fixed rate of 3.55%. The terms allow for semiannual payments for both sides of the swap. The swap qualifies for the "shortcut method" under SFAS No. 133. As a result, changes in the fair value of the swap directly offset changes in the fair value of the hedged item (i.e., brokered CDs). The impact of the swap on the Company's statement of operations is that it converts the fixed interest rate on the brokered CDs to a variable interest rate.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of September 30, 2002 were as follows:

               Maturity               Notional            Interest Rate        Interest Rate           Fair
                 Date                  Amount                 Paid               Received              Value
            ---------------       -----------------      ----------------     ----------------     --------------
              1/29/2005            $ 20,000,000               4.75%                6.97%             $ 911,347
              1/29/2004              40,000,000               4.75                 6.26                957,615
              5/10/2004              20,000,000               2.10                 3.55                569,681

The following tables present the scheduled maturity of market risk sensitive instruments at September 30, 2002:

                                                                                               Beyond 5
                                                                                              Years or No
                                                                                                Stated
                               Year 1       Year 2       Year 3        Year 4      Year 5      Maturity       Total
                             ---------    ---------     --------     --------    --------     -----------   ---------
ASSETS
Securities                   $  30,749    $   6,352     $  5,356     $      -    $      -     $  1,993      $  44,450
Interest-bearing
   deposits                        719            -            -            -           -            -            719
Federal funds sold              42,467            -            -            -           -            -         42,467
Loans                          562,223       43,194       58,063       15,997      11,257       15,536        706,270
Loans held for sale              4,867            -            -            -           -            -          4,867
                             ---------    ---------     --------     --------    --------     --------      ---------
Total                        $ 641,025    $  49,546     $ 63,419     $ 15,997    $ 11,257     $ 17,529      $ 798,773
                             =========    =========     ========     ========    ========     ========      =========

LIABILITIES
Savings, NOW, money
   market deposits           $ 422,586    $       -     $      -     $      -    $      -     $      -      $ 422,586
Certificates of deposit        133,969       39,548        6,465        2,983          26            -        182,991
Guaranteed preferred
   beneficial interest in
   subordinated debentures           -            -            -            -           -       15,000         15,000
Borrowed funds                  14,209        5,450        4,625        1,525       1,250        4,939         31,998
                             ---------    ---------     --------     --------    --------     --------      ---------
Total                        $ 570,764    $  44,998     $ 11,090     $  4,508    $  1,276     $ 19,939      $ 652,575
                             =========    =========     ========     ========    ========     ========      =========

                                          Average
                                          Interest
                                          Rate for
                                            Nine
                                           Months
                             Carrying       Ended        Estimated
                              Value       September      Fair Value
                                          30, 2002
                             ---------    ----------    -----------
ASSETS
Securities                   $  44,450       3.68%      $  44,450
Interest-earning
   deposits                        719       2.13             719
Federal funds sold              42,467       1.58          42,467
Loans                          706,270       6.31         723,896
Loans held for sale              4,867                      4,867
                             ---------                  ---------
Total                        $ 798,773                  $ 816,399
                             =========                  =========

LIABILITIES
Savings, NOW, money
   market deposits           $ 422,586       1.39%      $ 422,586
Certificates of deposit        182,991       3.83         185,036
Guaranteed preferred
   beneficial interest in
   subordinated debentures      15,000       9.03          15,126
Borrowed funds                  31,998       4.45          32,419
                             ---------                  ---------
Total                        $ 652,575                  $ 655,167
                             =========                  =========


A substantial increase in the market value of the Company's stock price could negatively affect earnings per share due to the dilutive effect of stock options.

                    Item 4: Disclosure Control and Procedures

As of September 30, 2002, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and the Chief Financial Officer
(CFO), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

                    Item 6: Exhibits and Reports on Form 8-K

(a).  Exhibits.

      Exhibit
      Number        Description

      10.15 Separation Agreement dated September 30, 2002 between Enterprise Financial Services Corp and Fred H. Eller.

      11.1          Statement regarding computation of per share earnings

      99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to section (S) 906 of the Sarbanes-Oxley Act of 2002

      99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to section (S) 906 of the Sarbanes-Oxley Act of 2002

(b). During the three months ended September 30, 2002, the Registrant filed two Current Reports on Form 8-K, dated July 9, 2002 and August 23, 2002. In the Form 8-K dated July 9, 2002, the Registrant reported the announcement of a change in the Company's Chief Executive Officer position. In the Form 8-K dated August 23, 2002, the Registrant reported the certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 5/th/ day of November 2002.

                                             ENTERPRISE FINANCIAL SERVICES CORP

                                             By: /s/ Kevin C. Eichner
                                                 ------------------------------
                                                     Kevin C. Eichner
                                                     Chief Executive Officer


                                             By: /s/ Frank H. Sanfilippo
                                                 -------------------------------
                                                     Frank H. Sanfilippo
                                                     Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kevin C. Eichner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enterprise Financial Services Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evalutation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/ Kevin C. Eichner                           Date:  November 5, 2002
    --------------------------------                     -----------------------
Kevin C. Eichner
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Frank H. Sanfilippo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enterprise Financial Services Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evalutation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Frank H. Sanfilippo                       Date:  November 5, 2002
    --------------------------------                    ------------------------
Frank H. Sanfilippo
Chief Financial Officer