Form 10-K
period 2002-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2003-03-26
CIK 1025835

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

       For the fiscal year ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

       For the transition period from_________to_________

       COMMISSION FILE NUMBER 001-15373

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes( ) No (X).

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2003:
Common Stock, par value $.01, $92,105,615

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 10, 2003:
Common Stock, par value $.01, 9,532,616 shares outstanding

================================================================================

                       ENTERPRISE FINANCIAL SERVICES CORP

                         2002 ANNUAL REPORT ON FORM 10-K

                                                                            Page
                                                                            ----
Business...................................................................    1

Properties.................................................................    5

Legal Proceedings..........................................................    5

Submission of Matters to Vote of Security Holders..........................    6

Market for Common Stock and Related Stockholder Matters....................    6

Selected Financial Data....................................................    7

Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................    8

Quantitative and Qualitative Disclosures About Market Risk.................   27

Financial Statements and Supplementary Data................................   34

Directors and Executive Officers of the Registrant.........................   34

Executive Compensation.....................................................   34

Security Ownership of Certain Beneficial Owners
 and Management............................................................   34

Certain Relationships and Related Party Transactions.......................   35

Disclosure Control and Procedures..........................................   35

Exhibits, Financial Statement Schedules and Reports
 on Form 8-K...............................................................   35

Independent Auditors' Report...............................................   36

Consolidated Financial Statements..........................................   37

Signatures.................................................................   71

Exhibit Index..............................................................   75

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as "may," "will," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that Enterprise Financial Services Corp's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates and competition from banks and other financial institutions, all of which could cause Enterprise Financial Services Corp's, actual results to differ from those set forth in the forward-looking statements.

                                     PART I

                                ITEM 1: BUSINESS

GENERAL

Enterprise Financial Services Corp, formerly known as Enterbank Holdings Inc. (the "Company" or "Enterprise Financial") was incorporated under the laws of the State of Delaware on December 30, 1994, for the purpose of providing a holding company structure for the ownership of Enterprise Bank, (the "Bank") which commenced operations in 1988. The Company acquired the Bank in May 1995 through a tax-free exchange with the Bank's shareholders. In June of 2000, Enterprise Financial and Commercial Guaranty Bancshares, Inc. ("CGB"), the parent company for First Commercial Bank, N.A. (the "Kansas Bank"), merged under a tax-free reorganization. The holding company ownership structure gives the Bank a source of capital and financial strength and allows the organization some flexibility in expanding the products and services offered to clients. In 2000, the Company elected to change its status from a bank holding company to a financial holding company.

From 1988 through 1996, the Bank provided commercial banking services to its customers from a single location in the City of Clayton, St. Louis County, Missouri. During 1997, the Bank opened two additional facilities located in St. Charles County, Missouri and the city of Sunset Hills, located in St. Louis County, Missouri. During 1998, the Bank opened an operations facility in St. Louis County, Missouri.

Enterprise Trust ("Trust"), formerly referred to as Enterprise Financial Advisors ("EFA"), a division of the Bank, was organized in late 1998 to provide fee-based trust services, personal financial planning, estate planning, and corporate planning services to the Company's target market on a full time basis. As part of the organization of Trust, the Company entered into solicitation and referral agreements with Moneta Group, Inc. ("Moneta"), a large financial planning company based in St. Louis, Missouri. These agreements call for Moneta to provide assistance in staffing, training, marketing and regulatory compliance for Trust for which Moneta receives compensation. Moneta refers customers, when appropriate, to the Bank and receives a share of the revenue generated in the form of options to purchase the Company's common stock. The agreements with Moneta allow Trust to offer a full range of products and services with the depth and expertise of a large financial planning firm.

The Kansas Bank began operations on February 20, 1996 as a new Kansas banking corporation in Overland Park, Kansas located in Johnson County. The Kansas Bank acquired First National Bank of Humboldt in December of 1997, adding three additional locations in Humboldt, Chanute and Iola, all located in Southeast Kansas. In June of 2000, Enterprise Financial completed a merger transaction under which the Kansas Bank became a subsidiary of the Company. On January 1, 2001, the Kansas Bank changed its legal name to Enterprise Banking, N.A. and on September 30, 2001 Enterprise Banking, N.A. merged into Enterprise Bank with Enterprise Bank as the surviving entity.

On December 30, 2002, the Company signed an Asset Purchase Agreement to sell its Humboldt, Chanute and Iola, Kansas branches ("Southeast Kansas branches") to Emprise Financial Corporation based in Wichita, Kansas. Assets of $36.4 million and deposits of $50.1 million associated with these branches are shown as "held for sale" on the Company's balance sheet at December 31, 2002. The sale is subject to the satisfaction of customary conditions, including regulatory approvals, and is expected to close in April of 2003. The Southeast Kansas branches had a minimal effect on net income (loss) for the years ended December 31, 2002, 2001, and 2000.

As used herein, unless the context indicates otherwise, Enterprise Financial Services Corp and all of its subsidiaries are referred collectively as the "Organization" or the "Company". Enterprise Bank and all of its subsidiaries are referred to as the "Bank".

The Company's executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company's telephone number is (314) 725-5500.

STRATEGY

The Company's strategy is to provide a complete range of financial services designed to appeal to closely-held businesses, their owners and to professionals in the St. Louis and Kansas City metropolitan areas. The Bank serves the greater St. Louis and Kansas City Metropolitan area. The Company's goal is to grow its operations within its defined market niche by being well-managed, well-capitalized, and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals can be achieved while providing attractive returns to shareholders. Net income, earnings per share growth, and return on shareholders' equity are the financial performance indicators the Company considers most critical in measuring success.

Through the Bank, the Company delivers a full range of commercial banking services to the closely-held business market. Financial planning and trust fiduciary services are offered through Trust. The Company plans to continue to expand the range of services it provides within its market niche while expanding the base of customers.

THE BANK

Enterprise Bank is a Missouri state chartered trust company. The Bank offers a broad range of commercial and personal banking services to customers. Loans include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate, and a smaller amount of consumer loans. Other services include treasury management and safe-deposit boxes.

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

The Bank experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms, and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies, and brokerage firms. The primary factors in competing for deposits are overall deposit services, interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Bank believes that its size provides flexibility, which enables the Bank to offer an array of banking products and services. The Bank's financial condition also contributes to a favorable competitive position in the markets it serves.

Management believes the Bank is able to compete effectively in its market because: 1) the Bank's relationship officers and management maintain close working relationships with their commercial clients, 2) the Bank's management structure enables it to react to customer requests for loan and deposit services more quickly than many competitors, 3) the Bank's management and officers have significant experience in the communities serviced by the Bank, and 4) the Bank is highly focused on the closely-held business and professional market. Additionally, industry consolidation has resulted in fewer independent banks and fewer banks serving the Bank's target market niche. Management believes the Bank is one of only a few whose business model is specifically designed for closely-held businesses, their owners and the professional market.

The Bank's historical growth strategy has been both client and asset driven. The Bank continuously seeks to add clients that fit its target market. This strategy enables the Bank to attract clients whose borrowing needs have grown along with the Bank's increasing capacity to fund client loan requests. Additionally, the Bank increased its loan portfolio based on lending opportunities developed by relationship officers. The Bank funds loan growth by attracting deposits from business and professional clients, by borrowing from the Federal Home Loan Bank, and by issuing brokered certificates of deposits which are priced at or below the Bank's all-in alternative cost of funds.

The Bank can expand its customer relationships and control operating costs by:
1) operating a small number of offices with a high per office asset base, 2) emphasizing commercial loans which tend to be larger than retail loans, 3) employing an experienced staff, all of whom are rewarded on the basis of performance and customer service, 4) improving data processing and operational systems to increase productivity and to control risk, 5) leasing facilities where possible so that capital can be deployed more effectively to support growth in earning assets, and 6) outsourcing services where possible.

The Bank has a strong orientation toward commercial banking, with a specific focus on closely-held businesses, their owners, and professionals located in the target service areas. The Bank stresses personal service, timely responsiveness to the needs of clients, and flexibility in structuring loan and deposit relationships which meet client needs. Management of the Bank makes it a practice to maintain close working relationships and personal contact with each of the commercial clients.

Each of the banking units has its own operating Board of Directors. Each Board of Directors is comprised primarily of business owners and professionals who fit the target client profile. Each Board of Directors takes an active role in the business development activities of its respective banking unit. Input and understanding of the needs of the Bank's current and target clients has been critical in the Bank's past success and will be important in the Bank's plans for future growth.

The Bank has historically had low relationship officer turnover, and the policy is to keep officers assigned to accounts for long periods of time. This practice improves each officer's understanding of clients' businesses, resulting in knowledgeable credit assessments and superior client service.

Relationship officers are supported by credit analysts and other support personnel who are familiar with each assigned customer, creating a team approach to serving customers' needs. A significant portion of the Bank's new business results from referrals from existing customers.

ENTERPRISE TRUST

In 1998, the Bank entered the trust and financial planning business on a full time basis when the Bank was granted trust powers. At that time, the Bank modified its agreements with Moneta. The new agreements call for Moneta to help the Bank with many of the issues related to startup including, but not limited to, staffing, training, marketing, and regulatory compliance. In return, Moneta receives a portion of the gross margin earned by the Trust division of the Bank in the form of cash. Moneta still refers banking business to the Bank and receives compensation in the form of options to purchase the Company's common stock for banking business referrals.

Enterprise Trust provides fee-based personal and corporate financial consulting and trust services to the Company's target market. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues. Some investment management services are provided through Argent Capital Management LLC ("Argent"), a money management company that invests principally in large capitalization companies. The Company owns approximately 4.8% of Argent's outstanding shares.

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

MARKET AREAS AND APPROACH TO EXPANSION

In the St. Louis metropolitan area, the Bank has facilities in Clayton, St. Charles County, and the city of Sunset Hills. In Kansas, the Bank has facilities in Johnson County and Southeast Kansas along with an office in the Country Club Plaza on the Missouri side of Kansas City. The Company chose to locate in all of these markets, except Southeast Kansas, based on high expectations for growth, high concentration of closely-held businesses and the high number of professionals in those markets. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, and other decisions should be made locally by managers who have an equity stake in the Company (see "Management") while complying with the Bank's policies and procedures. The Company, as part of its expansion effort, plans to continue its strategy of operating a small number of offices with a high per office asset base, emphasizing commercial loans and employing experienced staff who are rewarded on the basis of performance and customer service.

ENTERPRISE MERCHANT BANC

The Company organized Enterprise Merchant Banc, Inc. ("Merchant Banc") (formerly Enterprise Capital Resources, Inc.) in 1995 as a wholly owned subsidiary to provide merchant banking services to closely-held business and their owners. Its operations included a minority investment in Enterprise Merchant Banc, LLC ("EMB LLC"), which focused on providing equity capital and equity-linked debt investments to growing companies in need of additional capital to finance internal and acquisition-related growth. EMB LLC managed and held a 1% economic ownership interest as the general partner in two investment funds, Enterprise Fund, LP ("Fund I") and Enterprise Capital Partners, LP ("Fund II") with total committed capital of approximately $35 million, substantially all of which has been invested. The portfolio companies held by each Fund are primarily manufacturers, versus service providers, and have no relationship to the internet or technology industries. EMB LLC focused on "second stage" and mezzanine financing for established companies rather than "seed money" for start up organizations.

In mid-1999, the Company restructured its ownership and control positions of its various merchant banking operations. As a result of this restructuring, the Company maintained a minority interest in EMB LLC. The minority interest in the LLC included a 4.9% voting and common stock ownership interest with a 24.9% economic interest in the earnings or losses. The Company also had a 4.5% economic and voting interest in Fund I and had equity and debt investments in two portfolio companies of Fund I and Fund II.

After experiencing significant losses on merchant banking investments in 2001, the Company considered that the merchant banking investments were no longer a viable part of its long term business strategy. The investments are now viewed as "workouts", regardless of their individual performance, and the Company is pursuing maximum recovery efforts as available.

INVESTMENTS

The Company's investment policy is designed to enhance its net income and return on equity through prudent management of risk; ensure liquidity to meet cash-flow requirements; help manage interest rate risk; ensure collateral is available for public deposits, advances and repurchase agreements; and to seek asset diversification. The Company, through its Asset/Liability Management Committee ("ALCO"), monitors investment activity and manages its liquidity by structuring the maturity dates of its investments to meet anticipated customer funding needs. However, the primary goal of the Company's investment policy is to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads. Accordingly, the ALCO monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds. ALCO also utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities.

EMPLOYEES

Effective July 1, 2002, Kevin C. Eichner, the Vice Chairman of the Board of Directors since inception of the Company, was named President and Chief Executive Officer. Fred H. Eller, former President and Chief Executive Officer, resigned September 30, 2002 after a three month transition period with Mr. Eichner. Mr. Eichner still serves on the Board of Directors as Vice Chairman and as a member of the Executive Committee.

Effective October 1, 2002, Peter F. Benoist was named Chairman and Chief Executive Officer of the Bank. Mr. Benoist was also named Executive Vice President of the Holding Company. He was subsequently appointed to its Board of Directors and Executive Committee.

At December 31, 2002 and 2001 the Company had approximately 232 and 253, respectively, full time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is very strong.

                               ITEM 2: PROPERTIES

All of the Company's St. Louis banking facilities are leased under agreements that expire in 2004, 2008, 2011 and 2016, for Clayton, St. Louis County, the City of Sunset Hills, and St. Charles County, respectively. The Company has the option to renew the Clayton facility lease for one additional five-year period with future rentals to be agreed upon. The Company has the option to renew the St. Louis County facility lease for three additional five-year periods with future rentals to be agreed upon. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then-current market conditions and inflation. The Company's Kansas City Country Club Plaza banking facility is leased under an agreement that expires in 2011. The Company has the option to renew the Plaza facility lease for one 5 year term. The banking facilities in Overland Park, Humboldt, Chanute, and Iola, Kansas are owned by the Company. As noted above, the Company plans to sell its Humboldt, Chanute, and Iola, Kansas branches in 2003.

The following is a list of the Company's current facilities:

Facility                            Address                          Description
--------------------------------    -----------------------------    ---------------------
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

No matters were submitted to a vote of security holders in the quarter ended December 31, 2002.

         ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 10, 2003, the Company had approximately 1,100 common stock shareholders of record and a market price of $13.10 per share. The common stock is not traded on an exchange but is traded on the Over-The-Counter Bulletin Board. The Company believes the high and low sale prices for the common stock and dividends declared were as follows in the quarters indicated:

                                                        Dividends
                                   Market Price         Declared
                               --------------------   -------------
            2001                    High        Low
       First Quarter           $   16.00  $   13.00   $       .0150
       Second Quarter              14.00      11.00           .0150
       Third Quarter               13.50      11.25           .0150
       Fourth Quarter              12.40      10.50           .0150

            2002                    High        Low
       First Quarter           $   12.10  $    9.50   $       .0175
       Second Quarter              10.75       9.00           .0175
       Third Quarter               11.50       9.00           .0175
       Fourth Quarter              13.05      10.25           .0175

There may have been other transactions at prices not known to the Company.

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

COMMON STOCK

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, par value $.01 per share (the "Common Stock"). Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote. In all elections of directors, holders of Common Stock have the right to cast votes equaling the number of shares of Common Stock held by such stockholder multiplied by the number of directors to be elected. All of such votes may be cast for a single director or may be distributed among the number of directors to be elected, or any two or more directors, as such stockholder may deem fit. Holders of Common Stock have no preemptive, conversion, redemption, or sinking fund rights. In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all liabilities of the Company.

                         ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data should be read in connection with and are qualified by reference to the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. This selected financial data presented below is derived from the Company's audited consolidated financial statements as of and for the years ended: December 31, 2002, 2001, 2000, 1999, and 1998.

                    (in thousands, except per share amounts)

                                                                       Year Ended December 31,
                                                 ---------------------------------------------------------------
                                                    2002         2001          2000         1999         1998
                                                 ----------   ----------    ----------   ----------   ----------
STATEMENT OF INCOME DATA:
   Interest income                               $   45,171   $   52,612    $   56,030   $   41,076   $   33,505
   Interest expense                                  14,307       23,810        27,596       18,160       15,705
   Net interest income                               30,864       28,802        28,434       22,916       17,800
   Provision for loan losses                          2,251        3,230         1,043        2,496        1,361
   Noninterest income (loss)                          6,306       (1,288)        3,280        3,595        2,758
   Noninterest expense                               28,304       25,577        22,262       18,095       14,526
   Income (loss) before income tax expense            6,615       (1,293)        8,409        5,920        4,671
   Income tax expense                                 1,614        1,242         3,208        2,335        1,725
   Income (loss) before cumulative effect of a
    change in accounting principle                    5,001       (2,535)        5,201        3,585        2,946
   Cumulative effect on prior years of a
    change in asset classification                        -            -             -          121            -
   Net income (loss)                                  5,001       (2,535)        5,201        3,706        2,946
PER SHARE DATA:
   Net income (loss) per share-basic             $     0.53   $    (0.28)   $     0.58   $     0.41   $     0.34
   Net income (loss) per share-diluted                 0.52        (0.28)         0.54         0.39         0.32
   Cash dividends per share                           0.070        0.060         0.050        0.040        0.033
   Book value per share                                6.19         5.60          5.90         5.26         4.96
BALANCE SHEET DATA:
   BALANCE SHEET TOTALS-END OF PERIOD:
   Assets                                        $  876,787   $  795,250    $  710,938   $  615,143   $  488,066
   Loans                                            679,799      602,747       516,810      445,448      322,394
   Allowance for loan losses                          8,600        7,296         7,097        6,758        4,430
   Assets held for sale                              36,401       40,575        41,222       36,695       33,886
   Deposits                                         716,314      655,553       576,268      488,555      380,674
   Guaranteed preferred beneficial interests
    in subordinated debentures                       15,000       11,000        11,000       11,000            -
   Borrowings                                        31,823       15,399        11,191       12,417        9,205
   Liabilities held for sale                         50,053       58,800        56,169       53,774       52,529
   Shareholders' equity                              58,810       51,897        53,484       47,044       44,306
AVERAGE BALANCE SHEET AMOUNTS:
   Assets                                        $  820,326   $  743,163    $  662,157   $  527,255   $  425,701
   Loans                                            693,551      613,539       517,381      429,408      328,761
   Earning assets                                   778,790      701,242       627,882      492,288      393,128
   Interest-bearing liabilities                     629,247      583,003       529,187      411,706      328,195
   Shareholders' equity                              55,361       56,623        50,132       46,261       41,148
SELECTED RATIOS:
   Return on average equity                            9.03%         N/A%        10.37%        7.88%        7.16%
   Return on average assets                            0.61          N/A          0.79         0.70         0.69
   Efficiency ratio (noninterest expense as
    a percentage of total revenues)                   76.15        92.96         70.40        68.25        70.66
   Noninterest expense to average assets               3.45         3.44          3.36         3.43         3.41
   Average equity to average assets                    6.75         7.62          7.57         8.77         9.67
   Leverage ratio                                      7.93         8.18          9.41        10.62         9.76
   Net yield on average earning assets                 5.83         7.52          8.95         8.37         8.56
   Cost of interest-bearing liabilities                2.27         4.08          5.21         4.41         4.79
   Net interest rate margin                            4.00         4.13          4.55         4.68         4.56
   Net interest rate spread                            3.56         3.44          3.74         3.96         3.77
   Nonperforming loans to total loans                  0.57         0.62          0.39         0.57         0.21
   Nonperforming assets to total assets                0.46         0.49          0.29         0.48         0.30
   Net charge offs to average loans                    0.14         0.49          0.14         0.04         0.03
   Allowance for loan losses to total loans            1.27         1.21          1.37         1.52         1.37
   Dividend payout ratio                              13.21          N/A          8.62         9.66         9.74

                 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 2002. Reference should be made to the accompanying consolidated financial statements and the selected financial data presented elsewhere and herein for an understanding of the following review.

The Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

CRITICAL ACCOUNTING POLICIES

We have identified the following accounting policies that we believe are the most critical to the understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could be a reasonable likelihood. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detail discussion on the application of these and other accounting policies see Note 3 to our consolidated financial statements.

LOANS AND ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses at a level considered adequate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience ratios, independent appraisals, the fair value of underlying loan collateral, our customers' ability to pay and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses.

DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value has correlated and is expected to correlate with change in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true with acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. The consequence of greater inefficiency and discontinuation of hedge accounting results in increased volatility to reported earnings. For cash flow hedges, this would result in more or all of the change in the fair value of the affected derivative would be reported in income. For fair value hedges, this would result in less or none of the change in the fair value of the derivative would be offset by changes in the fair value of the underlying hedged asset or liability.

DEFERRED TAX ASSETS

We recognize deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforward and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period that such determination is made. Likewise, we would reverse the valuation allowance when realization of the deferred tax asset is expected.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2002 we had $2.1 million of goodwill. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, amortization of goodwill ceased as of January 1, 2002, and instead this asset must be periodically tested for impairment. Our goodwill arose from the acquisition of CGB. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS No. 142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

RESULTS OF OPERATIONS

OVERVIEW

Net income was $5.0 million for the year ended December 31, 2002, an increase of $7.5 million, as compared to a net loss of $2.5 million for the same period in 2001. Diluted earnings (loss) per share for the years ended December 31, 2002 and 2001 were $0.52 and $(0.28), respectively.

The net loss for 2001 was attributed primarily to $5.7 million in losses related to Merchant Banc investments. There was also a decrease in the net interest rate margin, an increase in the provision for loan losses, and an increase in noninterest expense that contributed adversely to the 2001 results. The decrease in the net interest rate margin was precipitated by a dramatic decline in the interest rate environment since December 2000.

NET INTEREST INCOME

The largest component of the Company's net income is net interest income. Net interest income (presented on a tax equivalent basis) was $31.1 million, which yielded a net interest rate margin of 4.00% for the year ended December 31, 2002, compared to net interest income of $28.9 million and net interest rate margin of 4.13% for the same period in 2001.

The $2.2 million, or 8%, increase in tax equivalized net interest income was driven primarily by an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities. This was offset by a decrease in the interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets increased by 11%, or $78 million, to $779 million for the year ended December 31, 2002. The increase in earning assets, primarily loans, is attributable to the continued calling efforts of the Company's relationship officers. Average loans increased $80 million, or 13%, to $694 million in 2002 as compared to $614 million in 2001. The yield on average interest-earning assets decreased to 5.83% for the year ended December 31, 2002 from 7.52% for the same period in 2001. The decrease in asset yield was primarily due to a 225 basis point decrease in the prime rate since June of 2001 and a general decrease in market interest rates. The cash flow hedges on loans increased interest income on loans by $967,551 during 2002.

Average interest-bearing liabilities increased $46 million, or 8%, to $629 million for the year ended December 31, 2002. The increase in demand deposits, interest-bearing transaction accounts, and money market accounts is attributed to continued calling efforts of the Company's relationship officers. Average certificate of deposit accounts decreased to $189 million for the year ended December 31, 2002 from $206 million in the previous year. This decrease is partially due to a $16 million decrease in average wholesale certificate of deposit accounts, most of which were replaced with Federal Home Loan Bank borrowings. The remaining decrease in average certificate of deposit accounts is a result of their relative unattractiveness to customers versus money market and other more liquid products in the current rate environment. The cost of interest-bearing liabilities decreased to 2.27% in 2002 compared to 4.08% for the same period in 2001. This decrease is primarily attributed to a change in the mix of liabilities and declines in the market interest rates for all sources of funding. Interest-bearing liabilities decreased to 76.71% of total assets during 2002 from 78.45% during 2001. Demand deposits increased $31 million or 31% to $131 million, which was 16% of total assets in 2002. This increase is the result of an increase in the number of customers, and an increase in the required balances for deposit accounts to offset the decrease in the earnings credit rate for activity-based service charges. During 2001, demand deposits were $100 million or 13% of total assets. The net cash flows related to fair value hedges on certificates of deposit decreased interest expense by $197,553 during 2002.

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

Average interest-bearing liabilities increased $54 million, or 10% to $583 million for the year ended December 31, 2001. The increase in demand deposits, interest-bearing transaction accounts, and money market accounts is attributed to continued calling efforts of the Company's relationship officers. The cost of interest-bearing liabilities decreased to 4.08% in 2001 as compared to 5.21% for the same period in 2000. This decrease is primarily attributed to the aforementioned decreases in the prime rate and declines in the market interest rates for all sources of funding.

The table on page 11 sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for each of the three years ended December 31, 2002, 2001, and 2000.

                                                                               December 31,
                                             -------------------------------------------------------------------------------
                                                                   2002                                        2001
                                             ----------------------------------------------------    -----------------------
                                                           Percent       Interest      Average                    Percent
                                             Average       of Total      Income/       Yield/        Average      of Total
                                             Balance       Assets        Expense       Rate          Balance      Assets
                                             ----------    ----------    ----------    ----------    ----------   ----------
                                                                         (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Loans (1)(2)                               $  693,551         84.55%   $   43,279          6.24%   $  613,539        82.55%
  Taxable investments in debt and equity
   securities                                    43,954          5.36         1,554          3.54        39,057         5.26
  Non-taxable investments in debt and equity
   securities(2)                                     18          0.00             1          5.56           294         0.04
  Federal funds sold                             39,928          4.87           574          1.44        47,778         6.43
  Interest-bearing deposits                       1,339          0.16            29          2.13           574         0.08
                                             ----------    ----------    ----------                  ----------   ----------
Total interest-earning assets                   778,790         94.94        45,437          5.83       701,242        94.36
Non-interest-earning assets:
  Cash and due from banks                        27,496          3.35                                    24,624         3.31
  Fixed assets, net                               9,492          1.16                                     9,475         1.27
  Assets related to Merchant Banc
   investments                                                                                            3,895         0.52
  Prepaid expenses and other assets              12,678          1.55                                    11,213         1.51
  Allowance for loan losses                      (8,130)        (1.00)                                   (7,286)       (0.98)
                                             ----------    ----------                                ----------   ----------
  Total assets                               $  820,326        100.00%                               $  743,163       100.00%
                                             ==========    ==========                                ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing transaction accounts      $   62,104          7.57%   $      269          0.43%   $   53,846         7.25%
  Money market accounts                         332,700         40.56         5,001          1.50       289,264        38.92
  Savings                                         8,571          1.05            84          0.98         7,706         1.04
  Certificates of deposit                       189,030         23.04         6,833          3.61       206,334        27.76
  Guaranteed preferred beneficial
   interests in subordinated debentures          13,049          1.59         1,117          8.56        11,000         1.48
  Notes payable and other borrowed funds         23,793          2.90         1,004          4.22        14,853         2.00
                                             ----------    ----------    ----------                  ----------   ----------
Total interest-bearing liabilities              629,247         76.71        14,308          2.27       583,003        78.45
Noninterest-bearing liabilities:
  Demand deposits                               130,931         15.96                                   100,103        13.47
  Other liabilities                               4,787          0.58                                     3,434         0.46
                                             ----------    ----------                                ----------   ----------
  Total liabilities                             764,965         93.25                                   686,540        92.38
  Shareholders' equity                           55,361          6.75                                    56,623         7.62
                                             ----------    ----------                                ----------   ----------
  Total liabilities & shareholders' equity   $  820,326        100.00%                               $  743,163       100.00%
                                             ==========    ==========                                ==========   ==========
Net interest income                                                      $   31,129
                                                                         ==========
Net interest spread                                                                          3.56%
Net interest rate margin(3)                                                                  4.00%
                                                                                       ==========
                                                                                      December 31,
                                                      ----------------------------------------------------------------------------
                                                               2001                                    2000
                                                      -----------------------     ------------------------------------------------
                                                      Interest     Average                    Percent       Interest      Average
                                                      Income/      Yield/         Average     of Total      Income/       Yield/
                                                      Expense      Rate           Balance     Assets        Expense       Rate
                                                      ---------    ----------     ---------   ----------    ---------     -------
ASSETS
Interest-earning assets:
  Loans (1)(2)                                        $  48,803          7.95%    $ 517,381        78.14%   $  49,231        9.52%
  Taxable investments in debt and equity securities       2,249          5.76        55,005         8.31        3,473        6.31
  Non-taxable investments in debt and equity
   securities(2)                                             26          8.96           700         0.11           54        7.75
  Federal funds sold                                      1,634          3.42        54,773         8.27        3,410        6.23
  Interest-bearing deposits                                  27          4.76            23         0.00            1        5.12
                                                      ---------                   ---------   ----------    ---------
Total interest-earning assets                            52,739          7.52       627,882        94.83       56,169        8.95
Non-interest-earning assets:
  Cash and due from banks                                                            19,878         3.00
  Fixed assets, net                                                                   8,309         1.25
  Assets related to Merchant Banc investments                                         2,046         0.31
  Prepaid expenses and other assets                                                  10,745         1.62
  Allowance for loan losses                                                          (6,703)       (1.01)
                                                                                  ---------   ----------
  Total assets                                                                    $ 662,157       100.00%
                                                                                  =========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing transaction accounts               $     555          1.03%    $  48,781         7.37%   $     823        1.69%
  Money market accounts                                   9,590          3.32       257,200        38.84       13,366        5.20
  Savings                                                   157          2.04         7,178         1.08          185        2.58
  Certificates of deposit                                11,703          5.67       194,593        29.39       11,624        5.97
  Guaranteed preferred beneficial interests
   in subordinated debentures                             1,042          9.48        11,000         1.66        1,053        9.58
  Notes payable and other borrowed funds                    764          5.14        10,435         1.58          545        5.22
                                                      ---------                   ---------   ----------    ---------
Total interest-bearing liabilities                       23,811          4.08       529,187        79.92       27,596        5.21
Noninterest-bearing liabilities:
  Demand deposits                                                                    79,364        11.99
  Other liabilities                                                                   3,474         0.52
                                                                                  ---------   ----------
  Total liabilities                                                                 612,025        92.43
  Shareholders' equity                                                               50,132         7.57
                                                                                  ---------   ----------
  Total liabilities & shareholders' equity                                        $ 662,157       100.00%
                                                                                  =========   ==========
Net interest income                                   $  28,928                                             $  28,573
                                                      =========                                             =========
Net interest spread                                                      3.44%                                               3.74%
Net interest rate margin(3)                                              4.13%                                               4.55%
                                                                   ==========                                             =======

(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,415,000, $1,310,000 and $1,062,000 for 2002, 2001 and 2000, respectively.
(2) Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3)  Net interest income divided by average total interest earning assets.

During 2002, an increase in the average volume of earning assets resulted in an increase in interest income of $6,580,000. Interest income decreased $13,882,000 due to a decrease in rates on earning assets. Increases in average volume of interest-bearing demand deposits, savings and money market accounts, guaranteed preferred beneficial interests in subordinated debentures, borrowed funds and notes payable resulted in an increase in interest expense of $1,033,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $10,536,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 2002 as compared to 2001 decreased interest income by $7,302,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities decreased interest expense by $9,503,000.

During 2001, an increase in the average volume of earning assets resulted in an increase in interest income of $7,039,000. Interest income decreased $10,469,000 due to a decrease in rates on earning assets. Increases in average volume of interest-bearing demand deposits, savings and money market accounts, time deposits and notes payable resulted in an increase in interest expense of $2,510,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $6,295,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during 2001 as compared to 2000 decreased interest income by $3,430,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities decreased interest expense by $3,785,000.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                  2002 Compared to 2001                     2001 Compared to 2000
                                                Increase (Decrease) Due to                Increase (Decrease) Due to
                                          --------------------------------------    --------------------------------------
                                          Volume/(1)/    Rate/(2)/       Net        Volume/(1)/   Rate/(2)/        Net
                                          -----------   ------------  ----------    -----------   ----------    ----------
                                                                       (Dollars in Thousands)
Interest earned on:
  Loans                                   $     6,554   $    (12,078) $   (5,524)   $     8,381   $   (8,809)   $     (428)
  Taxable investments in debt
   and equity securities                          255           (950)       (695)          (941)        (283)       (1,224)
  Nontaxable investments in debt
   and equity securities/(3)/                     (18)            (7)        (25)           (35)           7           (28)
  Federal funds sold                             (234)          (826)     (1,060)          (392)      (1,384)       (1,776)
  Interest- bearing deposits                       23            (21)          2             26           (0)           26
                                          -----------   ------------  ----------    -----------   ----------    ----------
Total interest-earning assets             $     6,580   $    (13,882) $   (7,302)   $     7,039   $  (10,469)   $   (3,430)
                                          ===========   ============  ==========    ===========   ==========    ==========

Interest paid on:
  Interest-bearing demand deposits        $        75   $       (361) $     (286)   $        79   $     (347)   $     (268)
  Money market accounts                         1,277         (5,866)     (4,589)         1,511       (5,287)       (3,776)
  Savings                                          16            (89)        (73)            13          (41)          (28)
  Certificates of deposit                        (913)        (3,957)     (4,870)           680         (601)           79
  Guaranteed preferred beneficial
   interests in subordinated debentures           182           (107)         75              -          (11)          (11)
  Notes payable and other
   borrowed funds                                 396           (156)        240            227           (8)          219
                                          -----------   ------------  ----------    -----------   ----------    ----------
    Total                                 $     1,033   $    (10,536) $   (9,503)   $     2,510   $   (6,295)   $   (3,785)
                                          -----------   ------------  ----------    -----------   ----------    ----------
Net interest income (loss)                $     5,547   $     (3,346) $    2,201    $     4,529   $   (4,174)   $      355
                                          ===========   ============  ==========    ===========   ==========    ==========

/(1)/  Change in volume multiplied by yield/rate of prior period.
/(2)/  Change in yield/rate multiplied by volume of prior period.
/(3)/ Nontaxable investments in debt securities are presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

In 2003, the Company plans to continue to manage the net interest rate margin aggressively, including the use of derivative financial instruments and more disciplined pricing on loans and deposits. These actions should reduce the level of interest rate risk under various rate scenarios and result in less volatility of the interest rate margin.

LIQUIDITY

Liquidity is provided by the Company's earning assets, including short-term investments in federal funds sold, maturities in loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At December 31, 2002 the loan to deposit ratio was 95%, as compared to 92% at December 31, 2001. Federal funds sold, interest bearing deposits and investment securities were $100 million at December 31, 2002 as compared to $98 million at December 31, 2001. During 2002, the Company experienced loan growth of $77 million and deposit growth of $61 million. This decrease in the Company's liquidity position resulted in the utilization of maturing investment securities and federal funds sold balances to fund loan growth. The Company also increased its Federal Home Loan Bank advances to $29 million at December 31, 2002 from $14 million at December 31, 2001. Finally, the Company increased its guaranteed preferred beneficial interests in subordinated debentures to $15 million at December 31, 2002 from $11 million at December 31, 2001.

The Company closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of December 31, 2002, the Company had over $96 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge and $49 million from the Federal Reserve Bank under a pledged loan agreement. The Company also has access to over $50 million in overnight federal funds purchased from various banking institutions and a $5 million line of credit at the holding company level if needed. Finally, since the Bank plans to remain a "well-capitalized" institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Upon the sale of the Company's Southeast Kansas branches in April, 2003, approximately $14 million of liquidity will need to be replaced through the various other sources noted above since the branches were a net provider of cash.

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

The Company provides customers with off-balance sheet credit support though loan commitments and standby letters of credit. Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2002 are as follows:

Unused loan commitments             $   183,070,617
Standby letters of credit           $    17,755,979

$37,247,524 of the commitments expire in over a year while the rest expire in 2003. Since many of the unused commitments are expected to expire or be only partially used, the total amount of commitments in the preceding table does not necessarily represent future cash requirements.

CONTRACTUAL CASH OBLIGATIONS

In addition to owned banking facilities, the Company has entered into long-term leasing arrangements to support its ongoing activities. The required payments under such commitments and long-term debt, including certificates of deposit at December 31, 2002 are as follows:

(Dollars in thousands)

                                                          Over 1 Year
                                              Less Than    Less Than
                                    Total      1 Year       5 Years     Over 5 Years
                                  ---------   ---------   -----------   ------------
Operating leases                  $  10,537   $   1,338   $     5,073   $      4,126
Certificates of deposit             156,648      88,797        67,851              -
Guaranteed preferred
 beneficial interest in
 subordinated  debentures            15,000           -             -         15,000
Federal Home Loan Bank advances      29,464      14,850         9,850          4,764

INTEREST RATE SENSITIVITY

The asset/liability management process, which involves management of the components of the balance sheet to allow assets and liabilities to reprice at approximately the same time, is an ever-changing process essential to minimizing the effect of interest rate fluctuations on net interest income.

In January 2002, the Bank executed two interest rate swaps in order to limit exposure from falling interest rates. The first swap had a $40 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the prime rate and receive a fixed rate of 6.255%. The second swap was also a "receive fixed" interest rate of 6.97% and pay an adjustable rate equivalent to the prime rate, but had a notional amount of $20 million and a term of three years. Both swaps pay interest on a quarterly basis and the net cash flow paid or received is included in interest income on loans. The swaps qualify as "cash flow hedges" under SFAS No. 133, so changes in the fair value of the swaps are recognized as part of other comprehensive income. On December 31, 2002, the Bank had $2.4 million in cash collateral from the counterparty on the interest rate swap agreements which is included on the balance sheet as notes payable and other borrowings. The cash collateral is interest bearing at an interest rate that floats with the three month London InterBank Offered Rate ("LIBOR").

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

The notional amounts of derivative financial instruments do no represent amounts exchanged by the parties and, therefore, are not a measure of the Banks' credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. On December 31, 2002 the Bank had credit exposure of $197,745.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of December 31, 2002 were as follows:

               Maturity               Notional            Interest Rate        Interest Rate         Fair
                 Date                  Amount                 Paid               Received            Value
            --------------       -----------------      ----------------     ----------------     -----------
                 1/29/2005       $      20,000,000                  4.25%                6.97%    $ 1,016,508
                 1/29/2004              40,000,000                  4.25                 6.26       1,002,063
                 5/10/2004              20,000,000                  1.58                 3.55         537,927

The following table reflects the Company's GAP analysis (rate sensitive assets minus rate sensitive liabilities) as of December 31, 2002:

                                                         Over          Over           After
                                                       3 Months       1 Year         5 Years
                                        3 Months      Through 12      Through      or No Stated
                                        or Less         Months        5 Years        Maturity         Total
                                      ------------   ------------   ------------   ------------   ------------
                                                               (Dollars in Thousands)
Assets:
  Investments in debt and
   equity securities                  $     10,422   $     23,173   $     29,271   $      3,765   $     66,631
  Interest-bearing deposits                     66              -              -              -             66
  Loans /(1)//(5)/                         414,910         57,131        187,021         20,737        679,799
  Loans held for sale                        6,991              -              -              -          6,991
  Federal funds sold                        33,367              -              -              -         33,367
                                      ------------   ------------   ------------   ------------   ------------
    Total interest-sensitive
     assets                           $    465,756   $     80,304   $    216,292   $     24,502   $    786,854
                                      ------------   ------------   ------------   ------------   ------------
Liabilities:
  Interest-bearing transaction
   accounts /(2)/                     $     59,058   $          -   $          -   $          -   $     59,058
  Money market and savings
   accounts /(3)/                          345,011              -              -              -        345,011
  Certificates of deposit /(4)//(5)/        37,365         71,432         47,851              -        156,648
  Guaranteed preferred
   beneficial interests in
   subordinated debentures                       -              -              -         15,000         15,000
  Other borrowings                           2,359         14,850          9,850          4,764         31,823
                                      ------------   ------------   ------------   ------------   ------------
    Total interest-sensitive
     liabilities                      $    443,793   $     86,282   $     57,701   $     19,764   $    607,540
                                      ============   ============   ============   ============   ============
Interest-sensitivity GAP
  GAP by period                       $     21,963   $     (5,978)  $    158,591   $      4,738   $    179,314
                                      ============   ============   ============   ============   ============
  Cumulative GAP                      $     21,963   $     15,985   $    174,576   $    179,314   $    179,314
                                      ============   ============   ============   ============   ============
Ratio of interest-sensitive
 assets to interest-sensitive
 liabilities:
    Periodic                                  1.05           0.93           3.75           1.24           1.30
    Cumulative GAP                            1.05           1.03           1.30           1.30           1.30
                                      ============   ============   ============   ============   ============

/(1)/ 3 months or less loans exclude Southeast Kansas Loans held for sale of $35,294.
/(2)/ 3 months or less interest-bearing transaction accounts exclude Southeast Kansas interest bearing transaction accounts held for sale of $12,284.
/(3)/ 3 months or less savings and money market accounts exclude Southeast Kansas accounts held for sale of $9,832.
/(4)/ 3 months or less certificates of deposit exclude Southeast Kansas certificate of deposits held for sale of $22,317.
/(5)/  Adjusted for the impact of the swap agreements.

The Company made certain assumptions in preparing the table above. These assumptions included: loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing of remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis for all periods except the 3 to 12 month period at December 31, 2002 based on contractual maturities. In this regard, a decrease in the general level of interest rates would generally have a negative effect on the Company's net interest income as the repricing of the larger volume of interest sensitive assets would create a larger reduction in interest income as compared to the reduction in interest expense created by the repricing of the smaller volume of interest sensitive liabilities. Likewise, an increase in the general level of interest rates would have a positive effect on net interest income.

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

NONINTEREST INCOME

The following table depicts the annual changes in various noninterest income categories:

                                                 December 31,                                December 31,
                                   ----------------------------------------    ----------------------------------------
                                               2002 versus 2001                            2001 versus 2000
                                   ----------------------------------------    ----------------------------------------
                                       2002          2001          Change          2001           2000         Change
                                   -----------   -----------    -----------    -----------    -----------   -----------
Trust  and  financial  advisory
 income                            $ 2,353,927   $ 1,426,078    $   927,849    $ 1,426,078    $   851,829   $   574,249
Gains on sale of mortgage loans      1,707,166     1,238,441        468,725      1,238,441        503,702       734,739
Recovery/income (loss)
 from Merchant Banc investments         88,889    (5,716,138)     5,805,027     (5,716,138)       270,181    (5,986,319)
Gain on sale of securities                   -        74,658        (74,658)        74,658              -        74,658
Service charges on deposit
 accounts                            1,771,417     1,298,611        472,806      1,298,611      1,196,326       102,285
Other service charges and fee
 income                                384,592       390,790         (6,198)       390,790        457,563       (66,773)
                                   -----------   -----------    -----------    -----------    -----------   -----------
Total noninterest income (loss)    $ 6,305,991   $(1,287,560)   $ 7,593,551    $(1,287,560)   $ 3,279,601   $(4,567,161)
                                   ===========   ===========    ===========    ===========    ===========   ===========

Total noninterest income (loss) was $6,305,991 in 2002, representing a $7,593,551 increase from 2001. Total noninterest (loss) income was $(1,287,560) in 2001, representing a $4,567,161 decrease from 2000. The key to these differences is in understanding the trends associated with each income category.

The $927,849 increase in trust and financial advisory fees to $2,353,927 during 2002 and the $574,249 increase in fees to $1,426,078 during 2001 was the result of increased transaction based fees and assets under management at Enterprise Trust.

The increase in the gains on sale of mortgage loans was due to changes in the interest rate environment during 2002, 2001, and 2000. The $468,725 increase in the gains on the sale of mortgage loans during 2002 to $1,707,166, and the $734,739 increase during 2001 to $1,238,441 as compared to $503,702 during 2000 were due to a dramatic decrease in interest rates during 2002 and 2001. This decrease in interest rates spurred residential mortgage loan refinancing and an increase in mortgage loans sold. Approximately 65% of the mortgage gains during 2002 and 2001 were the result of refinanced loans, while refinancing of mortgage loans account for less than 25% of the mortgage gains in 2000. The Company generally sells its mortgage loans and the related servicing rights to various third party investors shortly after the loans close.

Recovery/income (loss) from Merchant Banc investments was $88,889, $(5,716,138) and $270,181 during 2002, 2001 and 2000, respectively. Given the nature of merchant banking investments, the income or loss can be volatile. The increase during 2002 was a result of a $88,889 reimbursement from a participant guarantor for a line of credit guaranteed by the Company for a Merchant Banc investment, which the Company had previously written off in full. The significant increase in losses during 2001 was due to several factors. First, the Company recognized $3,800,000 of losses related to its investment in, and guarantees to, a Midwest manufacturing company that supplies certain products primarily to the automotive industry. Second, the Company wrote off its minority investment in, and a related receivable from, Fund I at December 31, 2001 totaling approximately $800,000. Third, the Company wrote off its minority investment in, and a receivable from, EMB LLC of approximately $1,000,000 at year-end. These writeoffs were due to a lack of underlying cashflow from the various investments to support the asset value. Finally, the Company has historically recorded its share of the income or loss recorded by EMB LLC and Fund I in accordance with the equity method of accounting. In 2001, both investments had operating losses for which the Company recorded approximately $117,000 in losses.

Gains on the sale of investment securities were $0 for 2002, $74,658 for 2001, and $0 for 2000. The Company sold several investment securities during 2001 for liquidity purposes.

Service charges on deposit accounts increased $472,806 to $1,771,417 during 2002 from $1,298,611 during 2001. Service charges on deposit accounts increased $102,285 to $1,298,611 during 2001 from $1,196,326 during 2000. The increases during 2002 and 2001 were the result of a decrease in the earnings credit rate on business accounts during the declining interest rate environment and an increase in deposit balances and accounts outstanding.

NONINTEREST EXPENSE

The following table depicts changes in noninterest expense in the above mentioned operations:

                                                December 31,                               December 31,
                                  ----------------------------------------   ----------------------------------------
                                             2002 verses 2001                            2001 verses 2000
                                  ----------------------------------------   ----------------------------------------
                                      2002          2001         Change           2001          2000         Change
                                  ------------  ------------  ------------   ------------  ------------  ------------
Employee compensation and
 benefits                         $ 16,864,830  $ 15,802,893  $  1,061,937   $ 15,802,893  $ 13,212,572  $  2,590,321
Occupancy                            1,900,812     1,677,965       222,847      1,677,965     1,557,082       120,883
Furniture, equipment and
 data processing                     2,013,531     2,173,548      (160,017)     2,173,548     1,807,080       366,468
Amortization of goodwill                     -       190,567      (190,567)       190,567       190,567             -
Correspondent bank charges             353,197       364,379       (11,182)       364,379       159,327       205,052
Professional, legal and
 consulting                          1,182,659       869,603       313,056        869,603       791,583        78,020
Losses and settlement                1,371,361        26,551     1,344,810         26,551         2,747        23,804
Postage, courier and armored
 car                                   692,903       617,934        74,969        617,934       467,938       149,996
Meals, entertainment and travel        618,749       781,911      (163,162)       781,911       849,342       (67,431)
Stationary and office supplies         414,624       471,864       (57,240)       471,864       389,673        82,191
Communications                         339,492       366,334       (26,842)       366,334       303,504        62,830
Marketing and public relations         202,707       259,789       (57,082)       259,789       345,320       (85,531)
FDIC and other insurance               424,299       233,465       190,834        233,465       310,771       (77,306)
Other                                1,924,757     1,740,080       184,677      1,740,080     1,874,108      (134,028)
                                  ------------  ------------  ------------   ------------  ------------  ------------
Total noninterest expense         $ 28,303,921  $ 25,576,883  $  2,727,038   $ 25,576,883  $ 22,261,614  $  3,315,269
                                  ============  ============  ============   ============  ============  ============

Total noninterest expense was $28,303,921 in 2002 representing a $2,727,038, or 11%, increase from 2001. This variance was due to increased employee compensation, occupancy costs, professional fees, insurance expenses and losses and settlement offset by declines in various discretionary expense categories, reductions in equipment and data processing costs, and the elimination of goodwill amortization due to implementation of a new goodwill accounting standard in 2002.

Employee compensation and benefits increased $1,061,937 in 2002 as compared to 2001. Approximately $378,000 of this increase was related to higher commission payouts in the Financial Advisory area of Trust and the Mortgage department of the Bank. Another $404,000 of this increase was due to increased payouts under the Company's incentive bonus program and 401K match benefit as the Company exceeded budgeted performance for the year. The remaining variance in this category was attributable to annual merit increases for personnel and higher compensation associated with new middle and senior management hired during 2002. Offsetting some of these costs was an overall reduction in staffing levels required as there were 20 fewer full-time equivalent employees at the end of 2002 versus 2001.

Occupancy expense increased $222,847 in 2002 as compared to 2001. About half of this increase was due to remodeling and construction in the prior year. The Clayton location acquired additional space for the corporate and Trust offices and remodeled the existing space, both in late 2001. In addition, the Company opened a new banking facility in the Country Club Plaza in Kansas City, Missouri during the fourth quarter of 2001. Most of the remaining increase in occupancy expenses was due to scheduled rent increases on various Company facilities.

Professional, legal and consulting expenses increased $313,056 during 2002 due to work on various special matters including Merchant Banc recovery efforts, financial reporting and accounting issues, legal review on new laws and certain contracts, and implementation of certain tax strategies, among other items.

The Bank recognized $25,000 in fraud losses during the first quarter of 2002, net of recoveries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company recognized $1,300,000 in expense related to settlement of a dispute with another financial institution pursuant to an agreement signed in February of 2003. The precise cost of this settlement is subject to certain contingencies over an eighteen month period, but in no case will exceed $1,300,000.

The FDIC and other insurance expenses increased $190,834 in 2002 as a result of expected increases in premiums on the renewal of various insurance policies, along with increases in certain insurance coverages.

Declines in certain discretionary expense categories like 1) meals, entertainment and travel, 2) stationary and office supplies, and 3) marketing and public relations were due to a concerted effort by management. The $160,017 decrease in furniture, equipment and data processing along with the $26,842 decrease in communications expense was the result of 1) savings from information technology and communications upgrades in 2001, and 2) a $120,000 write-off of the existing phone system in the prior year.

The ratio of noninterest expense to average assets for 2002 was 3.45%, or 3.29% adjusting for the one time $1,300,000 expense related to the settlement, verses 3.36% and higher levels in prior years. Management is focused on lowering this ratio in future years through improved employee productivity and better expense controls.

Total noninterest expense was $25,576,883 in 2001 representing a $3,315,269, or 15%, increase from 2000. The increase in noninterest expense was primarily due to 1) the hiring of additional business development officers, staff and senior management; 2) increased commission-based activity in Enterprise Trust and mortgage; 3) costs related to information technology and communication upgrades; and 4) normal increases associated with continued growth.

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

INCOME TAXES

Income tax expense was $1,613,737, $1,241,944, and $3,208,450, for 2002, 2001,
and 2000, respectively. The effective tax rates were 24%, N/A, and 38% for 2002, 2001, and 2000, respectively. In 2001, a valuation allowance was established in the amount of $1,041,080 related to capital losses on certain merchant banking investments. As of December 31, 2001, the Company had determined it is more likely than not that certain of the deferred tax assets related to the capital losses will not be realized. This adjustment resulted in income tax expense for 2001 in spite of a pre-tax loss. Due to the availability of certain tax planning strategies in the fourth quarter of 2002, the Company reversed $800,000 of the valuation allowance recorded in 2001.

FOURTH QUARTER RESULTS

The Company earned $1,347,000 in net income for the fourth quarter ended December 31, 2002 versus a net loss of $5,876,000 in the same period in 2001. This increase was due to several factors. First, net interest income in the fourth quarter of 2002 increased $1,033,000 from the fourth quarter of 2001. This increase in net interest income was the result of a $1,545,000 decrease in interest expense offset slightly by a $512,000 decrease in interest income. The Company's assets and liabilities repriced at a lower rates as a result of the drastic reductions in the prime and other market rates during 2002 and 2001.

Second, the provision for loan losses was $491,000 in the fourth quarter of 2002 versus $2,460,000 in 2001. The decrease of $1,969,000 is due primarily to fewer loan losses as compared to 2001.

Third, noninterest income (loss) was $1,860,000 in 2002 versus $(4,443,000) in 2001, an increase of $6,303,000. The loss in noninterest income was caused by non-recurring losses on Merchant Banc investments of $5,675,000.

Fourth, noninterest expense was $8,580,000 in 2002 versus $6,834,000 in 2001. This increase of $1,746,000 is due primarily to the recognition of $1,300,000 in expense related to a settlement and a $471,000 increase in salaries, payroll taxes, and benefits offset by a $196,000 decrease in furniture equipment, data processing expenses and goodwill amortization. Excluding the $1,300,000 settlement expense, other noninterest expense increased $446,000 or 7% during 2002 as compared to 2001.

Finally, income tax benefit was $921,000 in 2001 versus $585,000 in 2002. The income tax benefit was the result of the capital losses on Merchant Banc investments discussed above. As of December 31, 2001, the Company had determined it is more likely than not that certain of the deferred tax assets related to the capital losses will not be realized and established a valuation allowance. This adjustment resulted in income tax expense for 2001 in spite of a pre-tax loss. During 2002, in conjunction with the pending sale of the Southeast Kansas branches, the Company quantified the amount of gain of the appropriate character which could be utilized to offset losses recorded in 2001 on the Merchant Banc investments. Accordingly, in 2002, the Company reversed $800,000 of the valuation allowance.

The Company had $5,876,000 in net loss for the fourth quarter ended December 31, 2001 versus net income of $1,495,000 in the same period in 2000. This decline was due to several factors.

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

Third, noninterest (loss) income was $(4,443,000) in 2001 versus $1,029,000 in 2000, a decrease of $5,472,000. The decrease in non-interest income was caused by non-recurring losses on Merchant Banc investments of $5,675,000 versus income from those same investments of $162,000 in 2000, a $5,837,000 decline. Offsetting this decline were increases in gains on the sale of mortgage loans of $226,000 and trust and financial advisory income of $186,000.

Finally, noninterest expense was $6,834,000 in 2001 versus $5,990,000 in 2000. This increase of $844,000 is due primarily to a $375,000 increase in salaries, a $153,000 increase in furniture and equipment expense and a $200,000 increase in legal and professional expenses.

FINANCIAL CONDITION

Total assets at December 31, 2002 were $877 million, an increase of $82 million, or 10%, over total assets of $795 million at December 31, 2001. Loans were $680 million, an increase of $77 million, or 13%, over total loans of $603 million at December 31, 2001. The increase in loans is attributed, in part, to the success of the Company's relationship officers efforts. Federal funds sold, interest-bearing deposits and investment securities were $100 million, an increase of $2 million, or 2%, from a comparable balance of $98 million at December 31, 2001.

Total deposits at December 31, 2002 were $716 million, an increase of $60 million, or 9%, over total deposits of $656 million at December 31, 2001. Most of the deposit growth occurred in demand, money market deposits and certificates of deposit $100,000 and over. Demand deposits grew $36 million, or 30%, during 2002. This increase is the result of an increase in the number of customers, and an increase in the required balances for deposit accounts to offset the decrease in the earnings credit rate for activity based service charges. Money market deposits grew $37 million, or 12%, during 2002. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts of relationship officers. Certificates of deposits decreased $13 million, or 8%, during 2002 as customers chose alternative deposit types upon renewal. In addition, the Bank obtained two $10 million brokered certificates of deposit and let approximately $30 million of wholesale network CD's mature without renewing them.

Total shareholders' equity at December 31, 2002 was $59 million, an increase of $7 million compared to shareholders' equity of $52 million at December 31, 2001. The increase in equity is primarily due to net income of $5.0 million for the year ended December 31, 2002, the exercise of incentive stock options, and changes in accumulated other comprehensive income offset by dividends paid to shareholders.

Total assets at December 31, 2001 were $795 million, an increase of $84 million, or 12%, over total assets of $711 million at December 31, 2000. Loans were $603 million, an increase of $85 million, or 16%, over total loans of $517 million at December 31, 2000. The increase in loans is attributed, in part, to the success of the Company's relationship officers efforts. Federal funds sold, interest-bearing deposits and investment securities were $98 million, a decrease of $14 million, or 13%, from a comparable balance of $112 million at December 31, 2000. The decrease resulted primarily from the shift in earning assets from short-term investments to loans during 2001.

Total deposits at December 31, 2001 were $656 million, an increase of $80 million, or 14%, over total deposits of $576 million at December 31, 2000. Most of the deposit growth occurred in demand, interest bearing transaction, and money market deposits. Demand deposits grew $19 million, or 19%, during 2001. Interest bearing transaction deposits grew $11 million, or 22%, during 2001. Money market deposits grew $37 million, or 14%, during 2001. Growth in transaction and money market deposit accounts is attributed primarily to direct calling efforts of relationship officers and $18 million in deposit accounts referred by Moneta. Certificates of deposits increased $12 million, or 8%, during 2001.

Total shareholders' equity at December 31, 2001 was $52 million, a decrease of $1 million compared to shareholders' equity of $53 million at December 31, 2000. The decrease in equity was primarily due to a net loss of $2.5 million for the year ended December 31, 2001 and dividends paid to shareholders, offset by the exercise of incentive stock options, and changes in accumulated other comprehensive income.

LOAN PORTFOLIO

Loans, as a group, are the largest asset and the primary source of interest income for the Company. Diversification among different categories of loans reduces the risks associated with any single type of loan. The following table sets forth the composition of the Company's loan portfolio by type of loans at the dates indicated:

                                                                        December 31,
                          ---------------------------------------------------------------------------------------------------------
                                  2002                   2001                  2000                 1999                 1998
                          -------------------   -------------------   -------------------   -------------------  ------------------
                                      Percent               Percent               Percent               Percent             Percent
                                        of                    of                    of                    of                  of
                                       Total                 Total                 Total                 Total              Total
                           Amount      Loans     Amount      Loans     Amount      Loans     Amount     Loans     Amount    Loans
                          ---------   -------   ---------   -------   ---------   -------   ---------   -------  ---------  -------
                                                                (Dollars in Thousands)
Commercial and industrial $ 167,842     24.69%  $ 160,218     26.58%  $ 153,357     29.68%  $ 137,815     30.94% $ 116,467    36.12%
Real estate:
  Commercial                187,044     27.51     167,378     27.77     134,133     25.95     103,471     23.23     46,351    14.38
  Construction              139,319     20.49     123,788     20.54     128,779     24.92     119,251     26.77     78,112    24.23
  Residential               189,613     27.89     162,100     26.89     114,212     22.10      95,916     21.53     90,762    28.15
Consumer and other           31,275      4.60      28,569      4.74      26,312      5.09      24,438      5.49     23,235     7.21
Less: portfolio loans
 held for sale              (35,294)    (5.18)    (39,307)    (6.52)    (39,983)    (7.74)    (35,443)    (7.96)   (32,533)  (10.09)
                          ---------   -------   ---------   -------   ---------   -------   ---------   -------  ---------  -------
    Total loans           $ 679,799    100.00%  $ 602,746    100.00%  $ 516,810    100.00%  $ 445,448    100.00% $ 322,394   100.00%
                          =========   =======   =========   =======   =========   =======   =========   =======  =========  =======

In the St. Louis and Kansas City metropolitan markets, the Bank grants commercial, residential and consumer loans primarily to small to medium sized businesses and their owners. The Southeast Kansas loans are excluded from the portfolio as loans held for sale. Overall, the Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector. However, a substantial portion of the portfolio is secured by real estate. As of December 31, 2002, $516 million in loans, or 72% of the loan portfolio, involved real estate as part or all of the collateral package, as compared to $453 million, or 71%, and $377 million, or 68%, in 2001 and 2000, respectively. As of December 31, 2002, $215 million, or 42%, of the real estate secured loans for 2002, were personal and business loans and loans on owner-occupied properties as compared to $199 million, or 44%, and $164 million, or 43%, for 2002 and 2001, respectively. When evaluating the appropriateness of the allowance for loan losses, these loans are evaluated based on commercial considerations such as the financial condition, cash flow and income of the borrower as well as the value of all collateral securing the loans, including the market value of any real estate securing the loan.

The following table sets forth the interest rate sensitivity of the loan portfolio at December 31, 2002:

                                                                   Loans Maturing or Repricing
                                               -------------------------------------------------------------------
                                                                   After One
                                                  In One            Through            After
                                               Year or Less       Five Years        Five Years          Total
                                             ----------------   --------------      -----------     --------------
                                                                     (Dollars in Thousands)
FIXED RATE LOANS /(1)/
Commercial and industrial                    $         19,265   $       23,821      $     1,688     $       44,774
  Real estate:
  Commercial                                           16,196           51,720            5,683             73,599
  Construction                                         12,147           12,273            1,706             26,126
  Residential                                          11,597           34,516            7,162             53,275
Consumer and other                                      5,392            4,691            4,498             14,581
                                             ----------------   --------------      -----------     --------------
     Total                                   $         64,597   $      127,021      $    20,737     $      212,355
                                             ================   ==============      ===========     ==============

Less: portfolio loans held for sale                   (23,427)               -                -            (23,427)
                                             ----------------   --------------      -----------     --------------
    Net Loans                                          41,170          127,021           20,737            188,928
                                             ================   ==============      ===========     ===============

VARIABLE RATE LOANS/(1)//(2)/
Commercial and industrial                    $        123,068   $            -      $         -     $      123,068
Real estate:
  Commercial                                          113,445                -                -            113,445
  Construction                                        113,193                -                -            113,193
  Residential                                         136,338                -                -            136,338
Consumer and other                                     16,694                -                -             16,694
                                             ----------------   --------------      -----------     --------------
     Total                                   $        502,738   $            -      $         -     $      502,738
                                             ================   =============       ==========      ==============

Less: portfolio loans held for sale                   (11,867)               -                -            (11,867)
                                             ----------------   --------------      -----------     --------------
    Net Loans                                         490,871                -                -            490,871
                                             ================   ==============      ===========     ==============

TOTAL LOANS/(1)/
Commercial and industrial                    $        142,333   $       23,821      $     1,688     $      167,842
Real estate:
  Commercial                                          129,641           51,720            5,683            187,044
  Construction                                        125,340           12,273            1,706            139,319
  Residential                                         147,935           34,516            7,162            189,613
Consumer and other                                     22,086            4,691            4,498             31,275
                                             ----------------   --------------      -----------     --------------
     Total                                   $        567,335   $      127,021      $    20,737     $      715,093
                                             ================   ==============      ===========     ==============

Less: portfolio loans held for sale                   (35,294)               -                -            (35,294)
                                             ----------------   --------------      -----------     --------------
    Net Loans                                         532,041          127,021           20,737            679,799
                                             ================   ==============      ===========     ==============

/(1)/ Loan balances are shown net of unearned loan fees and loans held for sale.
/(2)/  This table excludes the impact of swap agreements.

ASSET QUALITY

The provision for loan losses was $2,250,578, $3,230,000, and $1,042,534 in 2002, 2001, and 2000, respectively. The provision for loan losses can vary each year depending on net charge-offs, loan volumes, and the necessary level of the allowance for loan losses as determined by management.

The Company has charged off a total of $5,595,000 in loans from January 1, 1998 through December 31, 2002. Total recoveries for the same period were $644,000, resulting in a five-year net charge-off experience of $4,951,000, or 0.19% per year of average loans for the same period.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance charged to expense:

                                                                             December 31,
                                                  ------------------------------------------------------------------
                                                     2002          2001          2000          1999          1998
                                                  ----------    ----------    ----------    ----------    ----------
                                                                        (Dollars in Thousands)
    Allowance at beginning of period              $    7,296    $    7,097    $    6,758    $    4,430    $    3,170
                                                  ----------    ----------    ----------    ----------    ----------
    Loans charged off:
       Commercial and industrial                         700         2,538           682           109            48
       Real estate:
          Commercial                                      25           279            48             2            39
          Construction                                     -             -             -             -             -
          Residential                                    417           165            32             -             -
       Consumer and other                                104           170            26           135            76
                                                  ----------    ----------    ----------    ----------    ----------
       Total loans charged off                         1,246         3,152           788           246           163
                                                  ----------    ----------    ----------    ----------    ----------
    Recoveries of loans previously charged off:
       Commercial and industrial                          55            38            63            33            36
       Real estate:
                Commercial                                 8            25             -            21            10
                Construction                               -             -             -             -             -
                Residential                              192            52            13             -             -
       Consumer and other                                 44             6             8            24            16
                                                  ----------    ----------    ----------    ----------    ----------
       Total recoveries of loans previously
        charged off                                      299           121            84            78            62
                                                  ----------    ----------    ----------    ----------    ----------

          Net loans charged off                          947         3,031           704           168           101
                                                  ----------    ----------    ----------    ----------    ----------
    Provision charged to operations                    2,251         3,230         1,043         2,496         1,361
                                                  ----------    ----------    ----------    ----------    ----------
    Allowance at end of period                    $    8,600    $    7,296    $    7,097    $    6,758    $    4,430
                                                  ==========    ==========    ==========    ==========    ==========

    Average loans                                 $  693,551    $  613,539    $  517,381    $  429,408    $  328,761
    Total loans                                      679,799       602,747       516,810       445,448       322,394
    Nonperforming loans                                3,888         3,749         2,005         2,559           666
    Net charge offs to average loans                    0.14%         0.49%         0.14%         0.04%         0.03%
    Allowance for loan losses to loans                  1.27          1.21          1.37          1.52          1.37
    Allowance for loan losses to nonperforming
     loans                                               221%          195%          354%          265%          665%

The Company's credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made.

Adversely rated credits, including loans requiring close monitoring, which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every three months, which are then discussed in formal meetings with the Senior Lending Officer and the Executive Loan Committee. Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or credit analyst department at any time. However, upgrades of risk ratings may only be made with the concurrence of the Executive Loan Committee generally at the time of the formal quarterly watch list review meetings.

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

As of December 31, 2002, 2001, and 2000, the Company had 17, 19, and 12 impaired loans in the aggregate amounts of $3,887,945, $3,748,970, and $1,798,364, respectively, all of which are considered potential problem loans.

The Company had foreclosed property in the amount of $125,000, $138,000, and $76,680 as of December 31, 2002, 2001, and 2000, respectively, which are considered nonperforming assets. Nonperforming assets increased from $3,887,000 at December 31, 2001 to $4,013,000 at December 31, 2002. The $126,000 increase in nonperforming assets was due primarily to a $500,000 restructured loan offset by a $294,000 decrease in nonaccrual loans. Non-performing assets increased from $2,082,000 at December 31, 2000 to $3,887,000 at December 31, 2001. The
$1,805,000 increase in nonperforming assets was primarily due to a $1,243,000 restructured loan and a $708,000 increase in nonaccrual loans.

The following table sets forth information concerning the Company's nonperforming assets including assets held for sale as of the dates indicated:

                                                                      As of December 31,
                                               -----------------------------------------------------------------
                                                  2002          2001          2000          1999         1998
                                               ----------    ----------    ----------    ----------   ----------
                                                                     (Dollars in Thousands)
    Nonaccrual loans                           $    2,212    $    2,506    $    1,798    $    2,485   $      581
    Loans past due 90 days or more
     and still accruing interest                        -             -           207            74           85
    Restructured loans                              1,676         1,243             -             -            -
                                               ----------    ----------    ----------    ----------   ----------
     Total nonperforming loans                      3,888         3,749         2,005         2,559          666
    Foreclosed real estate                            125           138            77           396          806
                                               ----------    ----------    ----------    ----------   ----------
    Total nonperforming assets                 $    4,013    $    3,887    $    2,082    $    2,955   $    1,472
                                               ==========    ==========    ==========    ==========   ==========

    Total assets                               $  876,787    $  795,250    $  710,938    $  615,143   $  488,066
    Total loans, net of unearned
     loan fees                                    679,799       602,747       516,810       445,448      322,394
    Total loans plus foreclosed property          679,924       602,885       516,887       445,844      323,200

    Nonperforming loans to total loans               0.57%         0.62%         0.39%         0.57%        0.21%
    Nonperforming assets to total loans
     plus foreclosed property                        0.59          0.64          0.40          0.66         0.46
    Nonperforming assets to total assets             0.46          0.49          0.29          0.48         0.30

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

                                                          As of December 31,
                            -----------------------------------------------------------------------------
                                     2002                       2001                       2000
                            -----------------------    -----------------------    -----------------------
                                          Percent                    Percent                    Percent
                                             of                         of                         of
                                          Category                   Category                   Category
                                           Total                       Total                     Total
                             Allowance     Loans        Allowance      Loans      Allowance      Loans
                            ----------   ----------    ----------   ----------    ----------   ----------
                                                       (Dollars in Thousands)
Commercial and industrial   $    2,846        24.69%   $    2,366        26.58%   $    3,046        29.68%
Real estate:
  Commercial                     1,903        27.51         1,915        27.77         1,589        25.95
  Construction                   1,062        20.49           932        20.54           833        24.92
  Residential                    2,369        27.89         1,625        26.89         1,026        22.10
Consumer and other                 244         4.60           198         4.74           312         5.09
Loans held for sale                  -        (5.18)            -        (6.52)            -        (7.74)
Not allocated                      176            -           260            -           291            -
                            ----------   ----------    ----------   ----------    ----------   ----------
  Total                     $    8,600       100.00%   $    7,296       100.00%   $    7,097       100.00%
                            ==========   ==========    ==========   ==========    ==========   ==========
                                              As of December 31,
                               --------------------------------------------------
                                        1999                       1998
                               -----------------------    -----------------------
                                             Percent                    Percent
                                                of                         of
                                             Category                   Category
                                              Total                       Total
                                Allowance     Loans       Allowance       Loans
                               ----------   ----------    ----------   ----------
                                            (Dollars in Thousands)
Commercial and industrial      $    2,801        30.94%   $    1,625        36.12%
Real estate:
  Commercial                        1,437        23.23           577        14.38
  Construction                        972        26.77           688        24.23
  Residential                         959        21.53           896        28.15
Consumer and other                    364         5.49           235         7.21
Loans held for sale                     -        (7.96)            -       (10.09)
Not allocated                         225            -           409            -
                               ----------   ----------    ----------   ----------
  Total                        $    6,758       100.00%   $    4,430       100.00%
                               ==========   ==========    ==========   ==========

The above allocation by loan category does not mean that actual loan charge offs will be incurred in the categories indicated. The risk factors considered in determining the above allocation are the same as those used when determining the overall level of the allowance.

INVESTMENT PORTFOLIO

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

                                                                    December 31,
                                  --------------------------------------------------------------------------------
                                         2002                         2001                           2000
                                  ------------------------    ------------------------    ------------------------
                                                 Percent                     Percent                     Percent
                                                 of Total                    of Total                    of Total
                                    Amount      Securities      Amount      Securities      Amount      Securities
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                             (Dollars in Thousands)
U.S. Treasury securities and
 obligations of U.S.
 government corporations
 and agencies                     $   38,826         58.27%   $   33,161         71.98%   $   42,674         79.98%
Municipal bonds                            -             -           177          0.38           660          1.24
Mortgage-backed securities            25,812         38.74        11,091         24.08         7,474         14.01
Other securities                          32          0.05            32          0.07           282          0.53
Capital stock of the Federal
 Reserve Bank and the Federal
  Home Loan Bank                       1,961          2.94         1,607          3.49         2,263          4.24
                                  ----------    ----------    ----------    ----------    ----------    ----------
                                  $   66,631        100.00%   $   46,068        100.00%   $   53,353        100.00%
                                  ==========    ==========    ==========    ==========    ==========    ==========

As of December 31, 2002, debt securities with an amortized cost of $12,600 were classified as held to maturity securities and debt and equity securities with an amortized cost of $66,148,708 were classified as available for sale securities. The market valuation account for the available for sale securities was $469,848 to increase the recorded balance of such securities at December 31, 2002 to fair value on that date. The Company had no securities classified as trading at December 31, 2002.

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

As of December 31, 2000, debt securities with an amortized cost of $521,280 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $52,629,041 were classified as available for sale securities. The market valuation account for the available for sale securities was $202,842 to increase the recorded balance of such securities at December 31, 2000 to fair value on that date. The Company had no securities classified as trading at December 31, 2000.

The following table summarizes maturity and yield information on the investment portfolio at December 31, 2002:

                                                                   Carrying
                                                                     Value                   Yield (1)
                                                             -------------------        ------------------
                                                                         (Dollars in Thousands)
           U.S. Treasury securities and obligations
               of U.S. government corporations and
               agencies:
                   0 to 1 year                               $        28,117                    3.27%
                   1 to 5 years                                       10,709                    2.85
                   5 to 10 years                                           -                       -
                   No stated maturity                                      -                       -
                                                             ---------------
                      Total                                  $        38,826                    3.15%
                                                             ===============            ============
           Mortgage backed securities:
                   0 to 1 year                               $         5,478                    3.68%
                   1 to 5 years                                       18,562                    3.61
                   5 to 10 years                                       1,772                    5.12
                   No stated maturity                                      -                       -
                                                             ---------------
                      Total                                           25,812                    3.73%
                                                             ===============            ============
           Other securities, including capital
               stock of the Federal Reserve Bank
               and the Federal Home Loan Bank
                   0 to 1 year                               $             -                       -%
                   1 to 5 years                                            -                       -
                   5 to 10 years                                          32                    8.75
                   No stated maturity                                  1,961                    3.10
                                                             ---------------
                      Total                                  $         1,993                    3.19%
                                                             ===============            ============
           Total
                   0 to 1 year                               $        33,595                    3.34%
                   1 to 5 years                                       29,271                    3.33
                   5 to 10 years                                       1,804                    5.18
                   10 years or more                                        -                       -
                   No stated maturity                                  1,961                    3.10
                                                             ---------------
                      Total                                  $        66,631                    3.38%
                                                             ===============            ============

(1)  Weighted average tax-equivalent yield

DEPOSITS

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

                                                                  December 31,
                              ------------------------------------------------------------------------------------------
                                     2002                             2001                         2000
                              ----------------------------   ----------------------------    ---------------------------
                                                             (Dollars in Thousands)

                              Average     Interest           Average     Interest            Average    Interest
                              Balance     Expense     Rate   Balance     Expense     Rate    Balance    Expense     Rate
                              ---------   --------    ----   ---------   --------    ----    --------   --------    ----
Noninterest-bearing
 demand deposits              $ 130,931   $      -       -%  $ 100,103   $      -       -%   $ 79,364   $      -       -%
Interest-bearing transaction
 accounts                        62,104        269    0.43      53,846        555    1.03      48,781        823    1.69
Money market accounts           332,700      5,001    1.50     289,264      9,590    3.32     257,200     13,366    5.20
Savings accounts                  8,571         84    0.98       7,706        157    2.04       7,178        185    2.58
Certificates of deposit         189,030      6,833    3.61     206,334     11,703    5.67     194,593     11,624    5.97
                              ---------   --------           ---------   --------            --------   --------
                              $ 723,336   $ 12,187    1.68%  $ 657,253   $ 22,005    3.35%   $587,116   $ 25,998    4.43%
                              =========   ========    ====   =========   ========    ====    ========   ========    ====

Since inception, the Company has experienced rapid loan and deposit growth primarily due to aggressive direct calling efforts of relationship officers. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base. Additionally, the Company belongs to a national network of time depositors (primarily credit unions) who place time deposits with the Company, typically in increments of $99,000. The Company used this source of deposits for over five years and considers it to be a stable source of deposits that allows the Company to acquire funds at a cost below its alternative cost of funds. There were $5 million at December 31, 2002, $30 million at December 31, 2001 and $45 million at December 31, 2000 in deposits from the national network. In May 2002, the Company obtained two $10 million brokered certificates of deposit that mature in two years. In the future the Bank expects to continue to use certificate of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificate of deposit program) as they generally have had lower overall costs versus the national network.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 2002:

                           Remaining Maturity                      Amount
               -----------------------------------------         ----------
                                                           (Dollars in Thousands)
               Three months or less                              $   26,461
               Over three through six months                          7,778
               Over six through twelve months                        25,308
               Over twelve months                                    45,483
                                                                 ----------
                                                                 $  105,030
                                                                 ==========

       ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest rate risk while at the same time maximizing income. Management realizes that certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard repricing or "GAP" report subject to different rate shock scenarios. At December 31, 2002, the rate shock scenario models indicated that annual net interest income would change by less than 9% should rates rise 100 basis points and 13% should rates fall 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables present the scheduled repricing of market risk sensitive instruments at December 31, 2002:

                                                                                                            Beyond 5
                                                                                                            Years or
                                                                                                               No
                                                                                                             Stated
                                            Year 1       Year 2       Year 3       Year 4       Year 5      Maturity      Total
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                           (Dollars in thousands)
Assets:
  Investment in debt and
   equity securities                      $   33,595   $   12,746   $   10,192   $    6,333   $        -   $    3,765   $   66,631
  Interest-bearing
   deposits                                       66            -            -            -            -            -           66
  Federal funds sold                          33,367            -            -            -            -            -       33,367
  Loans /(1)//(4)/                           472,041       85,522       78,965       12,819        9,715       20,737      679,799
  Loans held for sale                          6,991            -            -            -            -            -        6,991
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total                                 $  546,060   $   98,268   $   89,157   $   19,152   $    9,715   $   24,502   $  786,854
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

Liabilities:
  Savings, now, money market
   deposits/(2)/                          $  404,069   $        -   $        -   $        -   $        -   $        -   $  404,069
  Certificates of deposit /(3)//(4)/         108,797       34,964        9,989        2,668          230            -      156,648
  Guaranteed preferred
   beneficial interests in subordinated
   debentures                                      -            -            -            -            -       15,000       15,000
  Other borrowed funds                        17,209        3,400        3,675        1,525        1,250        4,764       31,823
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total                                 $  530,075   $   38,364   $   13,664   $    4,193   $    1,480   $   19,764   $  607,540
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                                        Average
                                                        Interest      Estimated
                                           Total         Rate        Fair Value
                                        -----------   -----------    -----------
Assets:
  Investment in debt and equity
   securities                           $    66,631          3.54%        66,631
  Interest-bearing deposits                      66          2.13             66
  Federal funds sold                         33,367          1.44         33,367
  Loans                                     679,799          6.24        692,582
  Loans held for sale                         6,991                        6,991
                                        -----------                  -----------
    Total                               $   786,854                  $   799,637
                                        ===========                  ===========

Liabilities:
  Savings, now, money market deposits   $   404,069          1.32%   $   404,069
  Certificates of deposit                   156,648          3.61        160,921
  Guaranteed preferred
   beneficial interests in
   subordinated debentures                   15,000          8.56         15,119
  Other borrowed funds                       31,823          4.22         32,258
                                        -----------                  -----------
  Total                                 $   607,540                  $   612,367
                                        ===========                  ===========

/(1)/  Year 1 loans exclude loans held for sale of $35,294.
/(2)/ Year 1 savings, now, money market deposits exclude deposits held for sale of $22,116.
/(3)/  Year 1 CD's exclude CD's held for sale of $22,317.
/(4)/  Adjusted for impact of swap agreements.

CAPITAL ADEQUACY

Risk-based capital guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital generally consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities and cash flow hedges), (b) qualifying perpetual preferred stock and related surplus subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital to average total assets for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and guaranteed beneficial interest on subordinated debentures.

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

                                                          December 31,
                                                          ------------
                                                   2002       2001       2000
                                                 --------   --------   --------

        Tier 1 capital to risk weighted assets       9.75%      9.29%     10.60%
        Total capital to risk weighted assets       10.95      10.41      11.79
        Leverage ratio (Tier 1 capital to
         average assets)                             7.93       8.18       9.41
        Tangible capital to tangible assets          8.97       8.56       9.75

At December 31, 2002, the Company's Tier 1 capital was $70 million compared to $61 million and $62 million at December 31, 2001 and 2000, respectively. At December 31, 2002, the Company's total capital was $78 million compared to $68 million and $69 million at December 31, 2001 and 2000, respectively.

EFFECT OF NEW ACCOUNTING STANDARDS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. At the date of adoption, the company had unamortized goodwill of $2,087,537, which was subject to the transition provisions of SFAS No. 142. The goodwill intangible asset is reflected in the Enterprise Banking segment. Under SFAS No. 142, goodwill will no longer be amortized, but instead will be tested annually for impairment following existing methods of measuring and recording impairment losses. The Company completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

Following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2000:

                                            2002           2001         2000
                                        -----------   ------------   -----------
Net income:
     Reported net income                $ 5,001,480   $ (2,534,691)  $ 5,201,446
     Add back - goodwill amortization             -        190,567       190,567
                                        -----------   ------------   -----------
           Adjusted net income          $ 5,001,480   $ (2,344,124)  $ 5,392,013
                                        ===========   ============   ===========

Basic earnings per share:
     Reported net income                $      0.53   $      (0.28)  $      0.58
     Add back - goodwill amortization             -           0.03          0.02
                                        -----------   ------------   -----------
           Adjusted net income          $      0.53   $      (0.25)  $      0.60
                                        ===========   ============   ===========

Diluted earnings per share:
     Reported net income                $      0.52   $      (0.28)  $      0.54
     Add back - goodwill amortization             -           0.03          0.02
                                        -----------   ------------   -----------
           Adjusted net income          $      0.52   $      (0.25)  $      0.56
                                        ===========   ============   ===========

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim financial periods within those fiscal years. The adoption of SFAS No 144 was considered in the accounting and disclosure of the Company's sale of the Southeast Kansas branches.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the related to Statement No. 13 were effective for transactions occurring after May 14, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, Business Combinations. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved "troubled" institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The adoption of the Statement did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

FEDERAL FINANCIAL HOLDING AND BANK HOLDING COMPANY REGULATION

The Company is a bank holding company under the definition of the Bank Holding Company Act of 1956 ("BHCA") and has elected to become a financial holding company ("FHC"), as provided for under the Gramm-Leach-Bliley Act ("GLBA") which amended the BHCA. As both a bank holding company and an FHC, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to become an FHC, the Company must have been considered well managed and well capitalized by the Federal Reserve and have at least a "satisfactory" rating under the Community Reinvestment Act. Going forward, the Company continues to be considered well managed and well capitalized and it has at least a "satisfactory" rating under the Community Reinvestment Act. It must maintain these qualifications in order to remain an FHC.

FHC Activities. GLBA establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers through the creation of FHC's. GLBA permits an FHC and its affiliates, with certain restrictions, to engage in activities that are considered "financial in nature" or incidental or complementary to such activities. This is a much broader spectrum of permissible activities than those in which a bank holding company may engage. Other than as provided by GLBA, the Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be closely related to banking.

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

Investments, Control and Activities. With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Federal legislation permits bank holding companies to acquire control of banks throughout the United States.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company (such as the Company). Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under Federal Reserve regulations applicable to the Company, control will be refutably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities registered under the Securities and Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

Privacy Regulations. GLBA also imposes restrictions on the Company and the Bank regarding the sharing of customer non-public personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. GLBA also imposes periodic disclosure requirements concerning the Company and the Bank policies and practices regarding data sharing with affiliated and non-affiliated parties.

USA Patriot Act: The terrorist attacks in September, 2001 impacted the financial services industry and led to federal legislation that addresses certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) implement certain due diligence policies, procedures and controls with regard to correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

BANK REGULATION

General. As of December 31, 2002, the Company is the holding company for Enterprise Bank, a Missouri trust company. The Bank is not a member of the Federal Reserve system. The Missouri Division of Finance and the FDIC are primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Sections 23A and 23B have been combined into Regulation W promulgated by the Federal Reserve which is presently expected to become effective on April 1, 2003.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing these and provision of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; the Soldiers' and Sailors Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying obligations of persons in military service; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

RECENT LEGISLATION

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Further, the Sarbanes-Oxley Act includes very specified additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of these requirements remains to be determined.

This Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

Management has taken various measures to comply with the requirements of the Sarbanes-Oxley Act. However, given the extensive role of the SEC in implementing rules relating to many of the Act's new requirements, the final scope of these requirements remains to be determined.

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included on pages 37 through 42, below.

                                    PART III

                                   MANAGEMENT

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to pages [3] through [8] of the Company's Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2003.

                         ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to pages [9] through [10] of the Company's Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2003.

            ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The information required by this item is incorporated herein by reference to pages [14] through [16] of the Company's Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2003.

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

                   ITEM 14: DISCLOSURE CONTROL AND PROCEDURES

As of December 31, 2002, under the supervision and with the participation of the Company's Chief Executive (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

                ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as part of this Report:

    ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

       1. Financial Statements:                                      Page Number
          --------------------------------------------------------   -----------
          Independent auditors' report                                    36
          Consolidated Balance Sheets
           at December 31, 2002 and 2001                                  37
          Consolidated Statements of Operations for the years
           ended December 31, 2002, 2001, and 2000                        38
          Consolidated Statements of Shareholders' Equity
           for the years ended December 31, 2002, 2001, and 2000          39
          Consolidated Statements of Cash Flows for the
           years ended December 31, 2002, 2001, and 2000                  40
          Consolidated Statements of Comprehensive Income
           for the years ended December 31, 2002, 2001 and 2000           42
          Notes to Consolidated Financial Statements                      43

       2. Financial Statement Schedules
          None other than those included in the Notes to Consolidated Financial Statements.

       3. Exhibits
          See Exhibit Index

(b) Reports on Form 8-K

During the three months ended December 31, 2002, the Registrant filed one current report on Form 8-K dated December 30, 2002 in which the Registrant announced it had entered into a definitive agreement to sell its bank locations in Iola, Chanute, and Humboldt, Kansas to Emprise Financial Corporation subject to the terms and conditions contained in the agreement.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     KPMG LLP

St. Louis, Missouri
February 21, 2003

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                                                            2002           2001
                                                                       -------------   -------------
                                Assets
Cash and due from banks                                                $  39,052,123   $  32,178,155
Federal funds sold                                                        33,367,011      48,624,680
Interest-bearing deposits                                                     66,349       3,433,351
Investments in debt and equity securities:
     Available for sale, at estimated fair value                          66,618,556      45,952,142
     Held to maturity, at amortized cost (estimated fair
      value of $12,780 in 2002 and $116,633 in 2001)                          12,600         116,214
                                                                       -------------   -------------
           Total investments in debt and equity securities                66,631,156      46,068,356
                                                                       -------------   -------------
Loans held for sale                                                        6,991,421       8,936,042
Loans, less unearned loan fees                                           679,799,399     602,746,799
     Less allowance for loan losses                                        8,600,001       7,295,916
                                                                       -------------   -------------
           Loans, net                                                    671,199,398     595,450,883
                                                                       -------------   -------------
Other real estate owned                                                      125,000         138,000
Fixed assets, net                                                          7,685,682       8,730,853
Accrued interest receivable                                                3,458,596       3,140,912
Goodwill                                                                   2,087,537       2,087,537
Assets held for sale                                                      36,401,416      40,575,263
Prepaid expenses and other assets                                          9,720,812       5,885,531
                                                                       -------------   -------------
           Total assets                                                $ 876,786,501   $ 795,249,563
                                                                       =============   =============

                Liabilities and Shareholders' Equity
Deposits:
     Demand                                                            $ 155,596,970   $ 119,760,758
     Interest-bearing transaction accounts                                59,058,224      58,282,392
     Money market accounts                                               341,589,829     304,747,322
     Savings                                                               3,420,987       2,713,572
     Certificates of deposit:
        $100,000 and over                                                105,030,371      64,355,074
        Other                                                             51,617,893     105,693,791
                                                                       -------------   -------------
           Total deposits                                                716,314,274     655,552,909

Guaranteed preferred beneficial interests in subordinated debentures      15,000,000      11,000,000
Federal Home Loan Bank advances                                           29,464,044      14,032,385
Notes payable and other borrowings                                         2,358,753       1,366,667
Accrued interest payable                                                   1,264,600       1,208,549
Liabilities held for sale                                                 50,053,023      58,800,256
Accounts payable and accrued expenses                                      3,521,857       1,392,194
                                                                       -------------   -------------
           Total liabilities                                             817,976,551     743,352,960
                                                                       -------------   -------------
Shareholders' equity:
     Common stock, $.01 par value; 20,000,000
      shares authorized; 9,497,794 issued  and
      outstanding at December 31, 2002, and 9,270,667
      issued and outstanding at December 31, 2001                             94,978          92,707
     Surplus                                                              38,401,814      37,288,725
     Retained earnings                                                    18,673,619      14,330,784
     Accumulated other comprehensive income                                1,639,539         184,387
                                                                       -------------   -------------
           Total shareholders' equity                                     58,809,950      51,896,603
                                                                       -------------   -------------
           Total liabilities and shareholders' equity                  $ 876,786,501   $ 795,249,563
                                                                       =============   =============

See accompanying notes to consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2002, 2001, and 2000

                                                                 2002           2001           2000
                                                             ------------   ------------   ------------
Interest income:
     Interest and fees on loans                              $ 43,013,955   $ 48,684,303   $ 49,110,601
     Interest on debt and equity securities:
        Taxable                                                 1,495,968      2,129,348      3,328,199
        Nontaxable                                                    917         17,378         35,801
     Interest on federal funds sold                               574,094      1,634,289      3,410,002
     Interest on interest-bearing deposits                         28,406         27,332          1,183
     Dividends on equity securities                                58,137        119,461        144,566
                                                             ------------   ------------   ------------
               Total interest income                           45,171,477     52,612,111     56,030,352
                                                             ------------   ------------   ------------
Interest expense:
     Interest-bearing transaction accounts                        269,189        554,671        823,133
     Money market accounts                                      5,000,759      9,589,652     13,365,785
     Savings                                                       84,093        156,665        185,127
     Certificates of deposit:
        $100,000 and over                                       3,144,962      5,106,034      4,689,220
        Other                                                   3,687,543      6,597,185      6,934,653
     Guaranteed preferred beneficial interests
      in subordinated debentures                                1,116,808      1,042,439      1,053,334
     Notes payable and other borrowed funds                     1,004,398        763,769        544,657
                                                             ------------   ------------   ------------
               Total interest expense                          14,307,752     23,810,415     27,595,909
                                                             ------------   ------------   ------------
             Net interest income                               30,863,725     28,801,696     28,434,443
Provision for loan losses                                       2,250,578      3,230,000      1,042,534
                                                             ------------   ------------   ------------
               Net interest income after
                provision for loan losses                      28,613,147     25,571,696     27,391,909
                                                             ------------   ------------   ------------
Noninterest income:
     Service charges on deposit accounts                        1,771,417      1,298,611      1,196,326
     Trust and financial advisory income                        2,353,927      1,426,078        851,829
      Other service charges and fee income                        384,592        390,790        457,563
     Gain on sale of mortgage loans                             1,707,166      1,238,441        503,702
     Gain on sale of securities                                         -         74,658              -
     Recovery/income (loss) from Merchant Banc investments         88,889     (5,716,138)       270,181
                                                             ------------   ------------   ------------
               Total noninterest income (loss)                  6,305,991     (1,287,560)     3,279,601
                                                             ------------   ------------   ------------
Noninterest expense:
     Salaries                                                  14,307,993     13,438,811     11,045,439
     Payroll taxes and employee benefits                        2,556,837      2,364,082      2,167,133
     Occupancy                                                  1,900,812      1,677,965      1,557,082
     Furniture and equipment                                    1,001,671      1,081,314        722,703
     Data processing                                            1,011,860      1,092,234      1,084,377
     Amortization of goodwill                                           -        190,567        190,567
     Losses and settlement                                      1,371,361         26,551          2,747
     Other                                                      6,153,387      5,705,359      5,491,566
                                                             ------------   ------------   ------------
               Total noninterest expense                       28,303,921     25,576,883     22,261,614
                                                             ------------   ------------   ------------
     Income (loss) before income tax expense                    6,615,217     (1,292,747)     8,409,896
Income tax expense                                              1,613,737      1,241,944      3,208,450
                                                             ------------   ------------   ------------
Net income (loss)                                            $  5,001,480   $ (2,534,691)  $  5,201,446
                                                             ============   ============   ============

Per share amounts:
     Basic earnings (loss) per share                         $       0.53   $      (0.28)  $       0.58
             Basic weighted average common shares
              outstanding                                       9,399,374      9,203,224      8,990,605

     Diluted earnings (loss) per share                       $       0.52   $      (0.28)  $       0.54
             Diluted weighted average common
              shares outstanding                                9,611,108      9,203,224      9,684,752

See accompanying notes to consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 2002, 2001 and 2000

                                                                                                     Accumulated
                                                 Common Stock                                           other
                                         -----------------------------                  Retained    comprehensive   Treasury
                                           Shares          Amount         Surplus       earnings    income (loss)    stock
                                         -----------  ----------------  ------------  ------------  -------------  ----------
Balance December 31, 1999                  8,970,359            89,703    35,133,786    12,622,630       (412,523)   (390,000)
Net income                                         -                 -             -     5,201,446              -           -
Dividends declared
 ($.05 per share)                                  -                 -             -      (405,265)             -           -
Stock options exercised                      134,621             1,346       802,779             -              -           -
Issuance of common stock                         970                10        10,324             -              -           -
Option surplus                                     -                 -       283,148             -              -           -
Retirement of treasury stock                 (33,429)             (334)     (389,666)            -              -     390,000
Other comprehensive income                         -                 -             -             -        546,399           -
                                         -----------  ----------------  ------------  ------------  -------------  ----------
Balance December 31, 2000                  9,072,521            90,725    35,840,371    17,418,811        133,876           -
Net loss                                           -                 -             -    (2,534,691)             -           -
Dividends declared
 ($.06 per share)                                  -                 -             -      (553,336)             -           -
Stock options exercised                      198,146             1,982     1,257,061             -              -           -
Option surplus                                     -                 -       191,293             -              -           -
Other comprehensive income                         -                 -             -             -         50,511
                                         -----------  ----------------  ------------  ------------  -------------  ----------
Balance December 31, 2001                  9,270,667            92,707    37,288,725    14,330,784        184,387           -
Net income                                         -                 -             -     5,001,480              -           -
Dividends declared
 ($.07 per share)                                  -                 -             -      (658,645)             -           -
Stock options exercised                      227,127             2,271       903,313             -              -           -
Option surplus                                     -                 -       209,776             -              -           -
Other comprehensive income                         -                 -             -             -      1,455,152
                                         -----------  ----------------  ------------  ------------  -------------  ----------
Balance December 31, 2002                  9,497,794  $         94,978  $ 38,401,814  $ 18,673,619  $   1,639,539  $        -
                                         ===========  ================  ============  ============  =============  ==========

                                             Total
                                            share-
                                            holders'
                                             equity
                                          ------------
Balance December 31, 1999                   47,043,596
Net income                                   5,201,446
Dividends declared
 ($.05 per share)                             (405,265)
Stock options exercised                        804,125
Issuance of common stock                        10,334
Option surplus                                 283,148
Retirement of treasury stock                         -
Other comprehensive income                     546,399
                                          ------------
Balance December 31, 2000                   53,483,783
Net loss                                    (2,534,691)
Dividends declared
 ($.06 per share)                             (553,336)
Stock options exercised                      1,259,043
Option surplus                                 191,293
Other comprehensive income                      50,511
                                          ------------
Balance December 31, 2001                   51,896,603
Net income                                   5,001,480
Dividends declared
 ($.07 per share)                             (658,645)
Stock options exercised                        905,584
Option surplus                                 209,776
Other comprehensive income                   1,455,152
                                          ------------
Balance December 31, 2002                 $ 58,809,950
                                          ============

See accompanying notes to consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                               2002            2001             2000
                                                                          --------------   -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                       $    5,001,480   $  (2,534,691)  $   5,201,446
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                            1,717,891       1,720,967       1,399,929
      Provision for loan losses                                                2,250,578       3,230,000       1,042,534
      Gain on sale of other real estate owned                                          -         (12,630)       (214,930)
      Net   amortization   (accretion)  of  debt  and equity securities          706,771         195,293         (93,459)
      Gain on sale of available  for sale  investment securities                       -         (74,658)              -
      Recovery/income (loss) from Merchant Banc investments                       88,889       5,716,138        (270,181)
      Proceeds from mortgage loans sold                                       96,871,525      87,574,753      37,535,129
      Gain on sale of mortgage loans                                          (1,707,166)     (1,238,441)       (503,702)
      Proceeds from sale of trading security                                           -               -         910,500
      Mortgage loans originated                                              (93,219,738)    (94,327,259)    (36,538,187)
      Write off of fixed assets                                                        -         104,174               -
      Losses and settlement                                                    1,300,000               -               -
      Noncash compensation expense attributed
       to stock option grants                                                    209,776         191,293         283,148
      (Increase) decrease in accrued interest receivable                        (317,684)      1,117,798        (703,095)
      Increase (decrease) in accrued interest payable                             56,051        (478,739)        395,133
      Deferred income tax benefit                                               (325,816)     (1,739,479)       (173,148)
      Other, net                                                              (1,208,354)       (864,697)       (238,132)
                                                                          --------------   -------------   -------------
        Net cash  provided by (used in)  operating activities                 11,424,203      (1,420,178)      8,032,985
                                                                          --------------   -------------   -------------
Cash flows from investing activities:
  Purchases of available for sale debt securities                            (65,686,572)    (67,809,110)    (35,037,422)
  Purchases of held to maturity securities                                             -        (101,195)              -
  Proceeds from sale of available for sale debt securities                             -       3,036,792               -
  Proceeds from redemption of equity securities                                    1,600         655,250               -
  Proceeds from maturities and principal paydowns on
   available for sale debt and equity securities                              44,501,177      70,941,026      27,221,293
  Proceeds from maturities and principal paydowns on held
   to maturity debt securities                                                   100,000         500,000         150,000
  Proceeds from sale of other real estate                                      2,298,266         313,630         653,002
  Net increase in loans                                                      (80,498,510)    (89,361,410)    (72,065,460)
  Recoveries of loans previously charged off                                     299,417         121,249          84,230
  Net decrease (increase) in assets held for sale                              4,173,847         676,321      (4,539,861)
  Net (decrease) increase in liabilities held for sale                        (8,747,233)      2,631,045       2,394,839
  Increase  in note  receivable  from  Enterprise  Merchant Banc LLC                   -      (1,362,779)              -
  Proceeds from sale of fixed assets                                              21,382          30,600               -
  Purchases of fixed assets                                                     (532,329)     (2,868,183)     (2,018,658)
  Additional Merchant Banc investments                                                 -        (221,785)     (1,514,686)
                                                                          --------------   -------------   -------------
        Net cash used in investing activities                               (104,068,955)    (82,818,549)    (84,672,723)
                                                                          --------------   -------------   -------------

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000

                                                                               2002            2001             2000
                                                                          --------------   -------------   -------------
Cash flows from financing activities:
  Net increase in non-interest bearing deposit accounts                       35,836,212      19,086,926      31,167,901
  Net increase in interest bearing deposit accounts                           24,387,153      60,197,757      56,385,159
  Proceeds from guaranteed preferred beneficial
   interests in subordinated debentures                                        4,000,000               -               -
  Maturities and paydowns of Federal Home Loan Bank advances                  (3,243,341)     (6,083,514)     (1,150,931)
  Decrease in federal funds purchased                                                  -      (1,225,000)        (75,000)
  Proceeds from borrowings of Federal Home Loan Bank advances                 18,675,000      10,150,000               -
  Proceeds from borrowings of notes payable                                    1,750,000       1,500,000               -
  Repayments of notes payable                                                 (3,116,667)       (133,333)              -
  Increase in other borrowings                                                 2,358,753               -               -
  Cash dividends paid                                                           (658,645)       (553,336)       (405,265)
  Proceeds from the issuance of common stock                                           -               -          10,334
  Proceeds from the exercise of common stock options                             905,584       1,259,043         804,125
                                                                          --------------   -------------   -------------
           Net cash provided by financing activities                          80,894,049      84,198,543      86,736,323
                                                                          --------------   -------------   -------------
           Net (decrease) increase in cash and cash equivalents              (11,750,703)        (40,184)     10,096,585
Cash and cash equivalents, beginning of year                                  84,236,186      84,276,370      74,179,785
                                                                          --------------   -------------   -------------
Cash and cash equivalents, end of year                                    $   72,485,483   $  84,236,186   $  84,276,370
                                                                          ==============   =============   =============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                            $   14,251,701   $  24,289,154   $  19,205,805
      Income taxes                                                             2,062,744       3,776,300       3,218,300
                                                                          ==============   =============   =============
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans         $    2,235,000   $      90,000   $      76,680
      Loans made to facilitate sale of other real estate owned                 1,980,000          28,680               -
      Retirement of treasury stock                                                     -               -         390,000
      Reduction of deferred tax asset valuation reserve                          800,000               -               -
                                                                          ==============   =============   =============

See accompanying notes to consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2002, 2001 and 2000

                                                                    2002           2001            2000
                                                                ------------   -------------   ------------
Net income (loss)                                               $  5,001,480   $  (2,534,691)  $  5,201,446
Other comprehensive income, before tax:
      Unrealized gain on investment securities
       arising during year, net of tax                               122,612          97,157        546,399
      Less  reclassification  adjustment for realized
       gain on sales of investment securities
       included in net income (loss), net of tax                           -         (46,646)             -
      Unrealized gain on cash flow type derivative
       instruments arising during the
       period, net of tax                                          1,332,540               -              -
                                                                ------------   -------------   ------------
Total other comprehensive income, net of tax                       1,455,152          50,511        546,399
                                                                ------------   -------------   ------------
Total comprehensive income (loss)                               $  6,456,632   $  (2,484,180)  $  5,747,845
                                                                ============   =============   ============

See accompanying notes to consolidated financial statements.

NOTE 1--ORGANIZATION

Enterprise Financial Services Corp (the "Company") is a financial holding company with five wholly-owned subsidiaries: Enterprise Bank, Enterprise Merchant Banc, Inc., Commercial Guaranty Bancshares, Inc., EBH Capital Trust I, and EFSC Capital Trust I.

The Company provides a full range of banking services to individual and corporate customers located within St. Louis, Missouri, the surrounding communities, the Kansas Metropolitan and Southeast Kansas markets through its subsidiary, Enterprise Bank (the "Bank"). The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiaries. Additionally, the Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. Enterprise Trust ("Trust") is a division of the Bank which provides fee-based trust, personal financial planning, estate planning, and corporate planning services to the Company's target market.

Enterprise Merchant Banc, Inc. ("Merchant Banc") (formerly Enterprise Capital Resources, Inc.) was formed as a wholly owned subsidiary to provide merchant banking services to closely-held businesses and their owners. Its current operations included a minority investment in Enterprise Merchant Banc, LLC ("EMB LLC"), which focused on providing equity capital and equity-linked dept investments to growing companies in need of additional capital to finance internal and acquisition-related growth. After experiencing significant losses on merchant banking investments in 2001, the Company no longer views the merchant banking investments as a viable part of its long term business strategy. Its investments have been viewed as "workouts", regardless of their individual performance, and the Company is pursuing maximum recovery efforts as necessary.

Commercial Guaranty Bancshares, Inc. ("CGB") was the bank holding company for First Commercial Bank, N.A. ("FCB"). On January 1, 2001, First Commercial Bank, N.A., changed its name to Enterprise Banking, N.A. At the close of business on September 30, 2001 Enterprise Banking N.A. merged with and into the Bank, with the Bank being the surviving charter. The Company plans to dissolve CGB in 2003.

EBH Capital Trust I ("EBH Trust") is a Delaware business trust created for the single purpose of offering trust preferred securities and purchasing the junior subordinated debentures of the Company. EFSC Capital Trust I ("EFSC Trust") is a Delaware business trust created for the single purpose of participating in a trust preferred securities pool and purchasing the junior subordinated debentures of the Company.

NOTE 2--PENDING SALE OF SOUTHEAST KANSAS BRANCHES

On December 30, 2002, the Company signed an Asset Purchase Agreement to sell its Humboldt, Chanute and Iola, Kansas branches ("Southeast Kansas branches") to Emprise Financial Corporation based in Wichita, Kansas. Assets of $36.4 million and deposits of $50.1 million associated with these branches are shown as "held for sale" on the Company's balance sheet at December 31, 2002. The Company will receive a 2.5% premium on loans and a 4.75% premium on deposits. All other items will be transferred at book value. The sale is subject to the satisfaction of customary conditions, including regulatory approvals, and is expected to close in April of 2003. The Southeast Kansas branches had a minimal effect on net income (loss) for the years ended December 31, 2002, 2001 and 2000. The Southeast Kansas branches are included in the Enterprise Banking segment.

                                                     As of December 31,
                                                    2002           2001
                                                ------------   ------------
     Assets held for sale:
     Loans, less unearned loan fees             $ 35,294,138   $ 39,306,684
     Fixed assets, net                             1,107,278      1,268,579
                                                ------------   ------------
              Total assets held for sale          36,401,416     40,575,263
                                                ============   ============

     Liabilities held for sale:
     Demand deposits                               5,619,146      6,887,290
     Interest bearing transaction accounts        12,284,145     13,292,294
     Money market accounts                         4,726,423      4,608,004
     Savings                                       5,106,036      5,048,345
     Certificates of deposit:
          $100,000 and over                        1,650,261      3,995,881
          Other                                   20,667,012     24,968,442
                                                ------------   ------------
              Total liabilities held for sale   $ 50,053,023   $ 58,800,256
                                                ============   ============

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its banking subsidiary, Enterprise Bank (100% owned). All significant intercompany accounts and transactions have been eliminated.

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

LOANS HELD FOR SALE

The Company provides long-term financing of one-to four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans that are sold in the secondary market are sold principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2002 and 2001.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No.142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units as of January 1, 2002. The Company was required to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was not required because the fair value exceeded the carrying amount for the reporting units.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 was considered in the accounting and disclosure of the Company's sale of the Southeast Kansas branches.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

INCOME TAXES

The Company and its subsidiaries file consolidated federal income tax returns. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized.

CASH FLOW INFORMATION

For purposes of reporting cash flows, the Company considers cash and due from banks, federal funds sold and interest-bearing deposits to be cash and cash equivalents.

RECLASSIFICATION

Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the present year presentation.

STOCK OPTIONS

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.
123. See Note 16--COMPENSATION PLANS for the Company's net income (loss) and earnings (loss) per share had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method contained in SFAS 123.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company began utilizing derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities in the first quarter of 2002. The Company uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of the Company's accounting policies for derivative instruments and hedging activities under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

NEW ACCOUNTING STANDARDS

On January 1, 2002, the Company adopted SFAS No. 142. At the date of adoption, the company had unamortized goodwill of $2,087,537, which was subject to the transition provisions of SFAS No. 142. The goodwill intangible asset is reflected in the Enterprise Banking segment. Under SFAS No. 142, goodwill will no longer be amortized, but instead will be tested annually for impairment following existing methods of measuring and recording impairment losses. The Company completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

Following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2000:

                                             2002            2001            2000
                                         ------------   -------------   -------------
Net income:
     Reported net income                 $  5,001,480   $  (2,534,691)  $   5,201,446
     Add back - goodwill amortization               -         190,567         190,567
                                         ------------   -------------   -------------
           Adjusted net income           $  5,001,480   $  (2,344,124)  $   5,392,013
                                         ============   =============   =============

Basic earnings per share:
     Reported net income                 $       0.53   $       (0.28)  $        0.58
     Add back - goodwill amortization               -            0.03            0.02
                                         ------------   -------------   -------------
           Adjusted net income           $       0.53   $       (0.25)  $        0.60
                                         ============   =============   =============

Diluted earnings per share:
     Reported net income                 $       0.52   $       (0.28)  $        0.54
     Add back - goodwill amortization               -            0.03            0.02
                                         ------------   -------------   -------------
           Adjusted net income           $       0.52   $       (0.25)  $        0.56
                                         ============   =============   =============

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim financial periods within those fiscal years. The adoption of SFAS No. 144 was considered in the accounting and disclosure of the Company's sale of the Southeast Kansas branches.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the related to Statement No. 13 were effective for transactions occurring after May 14, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, Business Combinations. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved "troubled" institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The adoption of the Statement did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

NOTE 4--EARNINGS PER SHARE

Basic earnings (losses) per share data is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (losses) per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. The components of basic earnings (losses) per share for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                             2002            2001            2000
                                         ------------   -------------   -------------
BASIC

Net income (loss) attributable to
 common shareholders' equity             $  5,001,480   $  (2,534,691)  $   5,201,446
                                         ============   =============   =============

Weighted average common shares
 outstanding                                9,399,374       9,203,224       8,990,605
                                         ============   =============   =============

Basic earnings (losses) per share        $       0.53   $       (0.28)  $        0.58
                                         ============   =============   =============

The components of diluted earnings (losses) per share for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                             2002            2001            2000
                                         ------------   -------------   -------------
DILUTED

Net income (loss) attributable to
 common shareholders' equity             $  5,001,480   $  (2,534,691)  $   5,201,446
                                         ============   =============   =============

Weighted average common shares
 outstanding                                9,399,374       9,203,224       8,990,605
Effect of dilutive stock options              211,734               -         694,147
                                         ------------   -------------   -------------
Diluted weighted average common shares
 outstanding                                9,611,108       9,203,224       9,684,752
                                         ============   =============   =============

Diluted earnings (losses) per share      $       0.52   $       (0.28)  $        0.54
                                         ============   =============   =============

Since the company incurred a net loss for the year ended December 31, 2001, diluted earnings (losses) per share was computed in the same manner as basic earnings (losses) per share.

For the year ended December 31, 2002, 722,589 options at an average strike price of $12.51 were outstanding but were not included in the calculation for diluted earnings per share because the exercise price was higher than the average market price of the Company's common shares. None of the 1,480,014 options outstanding with an average strike price of $9.29 for the year ended December 31, 2001 were included in the calculation of diluted earnings per share due to the net loss. All options outstanding during the year ended December 31, 2000, were included in the calculation for diluted earnings per share.

NOTE 5--REGULATORY RESTRICTIONS

The Bank is subject to regulations by regulatory authorities, which require the maintenance of minimum capital standards, which may affect the amount of dividends the Bank can pay.

At December 31, 2002 and 2001, approximately $1,851,000 and $2,214,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

NOTE 6--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2002 and 2001 is as follows:

                                                                              2002
                                             ----------------------------------------------------------------------
                                                                    Gross             Gross
                                                Amortized         Unrealized        Unrealized         Estimated
                                                  Cost              Gains             Losses          Fair Value
                                             ---------------   ---------------   ---------------   ----------------
U. S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                    $    38,444,447   $       381,829   $             -   $     38,826,276
Mortgage-backed securities                        25,711,142           110,892            22,873         25,799,161
Other securities                                      32,419                 -                 -             32,419
Federal Reserve Bank stock and Federal
 Home Loan Bank stock                              1,960,700                 -                 -          1,960,700
                                             ---------------   ---------------   ---------------   ----------------
                                             $    66,148,708   $       492,721   $        22,873   $     66,618,556
                                             ===============   ===============   ===============   ================

                                                                              2001
                                             ----------------------------------------------------------------------
                                                                    Gross             Gross
                                                Amortized         Unrealized        Unrealized         Estimated
                                                  Cost              Gains             Losses          Fair Value
                                             ---------------   ---------------   ---------------   ----------------
U. S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                    $    32,855,635   $       308,458   $         3,354   $     33,160,739
Mortgage-backed securities                        11,099,034            31,143            55,049         11,075,128
Municipal bonds                                       73,682             2,874                 -             76,556
Other securities                                      32,419                 -                 -             32,419
Federal Reserve Bank stock and Federal
 Home Loan Bank stock                              1,607,300                 -                 -          1,607,300
                                             ---------------   ---------------   ---------------   ----------------
                                             $    45,668,070   $       342,475   $        58,403   $     45,952,142
                                             ===============   ===============   ===============   ================

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized         Estimated
                                                  Cost           Fair Value
                                            ---------------   ----------------
   Due in one year or less                  $    27,898,040   $     28,117,179
   Due after one year through five years         10,546,407         10,709,097
   Due after five years through ten years            32,419             32,419
   Mortgage-backed securities                    25,711,142         25,799,161
   Securities with no stated maturity             1,960,700          1,960,700
                                            ---------------   ----------------
                                            $    66,148,708   $     66,618,556
                                            ===============   ================



A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2002 and 2001 is as follows:

                                                                              2002
                                             ----------------------------------------------------------------------
                                                                    Gross             Gross
                                                Amortized         Unrealized        Unrealized        Estimated
                                                   Cost             Gains             Losses          Fair Value
                                             ---------------   ---------------   ---------------   ----------------
       Mortgage-backed securities            $        12,600   $           180   $             -   $         12,780
                                             ===============   ===============   ===============   ================

                                                                              2001
                                             ----------------------------------------------------------------------
                                                                      Gross           Gross
                                                 Amortized         Unrealized      Unrealized           Estimated
                                                   Cost               Gains          Losses            Fair Value
                                             ---------------   ---------------   ---------------   ----------------
       Mortgage-backed securities            $        15,980   $           286   $             -   $         16,266
       Municipal bonds                               100,234               133                 -            100,367
                                             ---------------   ---------------   ---------------   ----------------
                                             $       116,214   $           419   $             -   $        116,633
                                             ===============   ===============   ===============   ================

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized       Estimated
                                                   Cost          Fair Value
                                             ---------------   ---------------
           Due after one year through five
            years                            $        12,600   $        12,780
                                             ===============   ===============

During 2001, the Company sold investment securities with proceeds of $3,036,792 and gross gains of $82,421 and gross losses of $7,763. The Company was required to sell its equity stock in the Federal Reserve Bank of Kansas City when membership in the Kansas City Federal Reserve was eliminated with the bank merger during September 2001. The stock was sold at book value which equated to cost at $385,950. The Company also redeemed a portion of its stock in the Federal Home Loan Bank of Topeka. The Bank's membership in the Topeka Federal Home Loan Bank was eliminated with the bank merger. The Bank redeemed 16 and 2,693 shares at $1,600 and $269,300 during 2002 and 2001, respectively, which was equal to cost and book value. There were no sales of investments in debt or equity securities for the years ended December 31, 2002 or December 31, 2000. Debt and equity securities having a carrying value of $14,278,620 and $15,094,553 at December 31, 2002 and 2001, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

As a member of the Federal Home Loan Bank system administered by the Federal Housing Finance Board, the Bank is required to maintain an investment in the capital stock of its respective Federal Home Loan Bank (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or 0.3% of its total assets. The FHLB stock is recorded at cost which represents redemption value. The Bank is a member of the Federal Home Loan Bank of Des Moines.

NOTE 7--LOANS

A summary of loans by category at December 31, 2002 and 2001 is as follows:

                                               2002              2001
                                         ----------------   ---------------
     Commercial and industrial           $    167,841,653   $   160,218,233
     Loans secured by real estate             515,976,972       453,266,196
     Other                                     31,302,167        28,593,641
                                          ---------------    --------------
                                              715,120,792       642,078,070

     Less loans held for sale related
      to the Southeast Kansas branches        (35,294,138)      (39,306,684)
     Less unearned loan fees, net                 (27,255)          (24,587)
                                         ----------------   ---------------
                                         $    679,799,399   $   602,746,799
                                         ================   ===============


The breakdown of loans secured by real estate at December 31, 2002 and 2001 is as follows:

                                                2002              2001
                                         ----------------   ---------------
     Business and personal loans         $    136,093,539   $   111,082,174
     Income-producing properties              158,596,417       111,899,684
     Owner-occupied properties                 79,263,469        87,865,291
     Real estate development properties       142,023,547       142,419,047
                                         ----------------   ---------------
                                         $    515,976,972   $   453,266,196
                                         ================   ===============

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

Following is a summary of activity for the year ended December 31, 2002 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

   Balance, January 1, 2002        $    19,457,562
   New loans                             8,524,106
   Payments and other reductions       (11,593,867)
                                   ---------------
   Balance, December 31, 2002      $    16,387,801
                                   ===============

At December 31, 2001, the Bank had two loans to Enterprise Merchant Banc, LLC with total committed amounts of $1,600,000 and outstanding balances of $1,570,000. The first loan was in the amount of $1,000,000 and was collateralized with secured guarantees. This loan was fully drawn at December 31, 2001 and paid off in full during the year ended December 31, 2002. The second loan in the amount of $600,000 was secured by a commercial building in Kansas City, Kansas. The outstanding balance on this loan was $570,000 and $600,000 at December 31, 2001 and 2002, respectively. The Company's investment in Enterprise Merchant Banc, LLC was accounted for under the equity method prior to the writeoff of the investment during the year ended December 31, 2001.

A summary of activity in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                          2002                2001                2000
                                   ------------------   ----------------    ---------------
Balance at beginning of year       $        7,295,916   $      7,096,544    $     6,758,222
Provisions charged to operations            2,250,578          3,230,000          1,042,534
Loans charged off                          (1,245,910)        (3,151,877)          (788,442)
Recoveries of loans previously
 charged off                                  299,417            121,249             84,230
                                   ------------------   ----------------    ---------------
Balance at end of year             $        8,600,001   $      7,295,916    $     7,096,544
                                   ==================   ================    ===============

A summary of impaired loans at December 31, 2002, 2001, and 2000 is as follows:

                                             2002             2001            2000
                                        --------------   -------------   --------------
     Nonaccrual loans                   $    2,212,479   $   2,506,188   $    1,798,364
     Impaired loans continuing
      to accrue interest                     1,675,466       1,242,782                -
                                        --------------   -------------   --------------
             Total impaired loans       $    3,887,945   $   3,748,970   $    1,798,364
                                        ==============   =============   ==============

     Allowance for losses on specific
      impaired loans                    $      690,493   $     601,294   $      859,046
     Impaired loans with no related
      allowance for loan losses                      -               -                -
     Average balance of impaired
      loans during the year             $    4,185,486   $   2,208,486   $    1,859,873
                                        ==============   =============   ==============

The Bank had no loans over 90 days past due still accruing interest at December 2002 and 2001. If interest on nonaccrual loans had been accrued, such income would have been $327,334, $141,282, and $287,696 for the years ended December 31, 2002, 2001, and 2000, respectively. The amount recognized as interest income on nonaccrual loans was $135,077, $33,677, and $14,979 for the years ended December 31, 2002, 2001, and 2000, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $127,048, $69,282, and $208,133 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 8--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income net of taxes and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the year ended December 31, 2002, a net interest differential of $967,551 was included in interest income on loans.

In January 2002, the Bank executed two interest rate swaps in order to limit exposure from falling interest rates. The first swap had a $40 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the prime rate and receive a fixed rate of 6.255%. The second swap was also a "receive fixed" interest rate of 6.97% and paid an adjustable rate equivalent to the prime rate, but had a notional amount of $20 million and a term of three years. Both swaps pay interest on a quarterly basis and the net cash flow paid or received is included in interest income on loans. The swaps qualify as "cash flow hedges" under SFAS No. 133, so changes in the fair value of the swaps are recognized as part of other comprehensive income. On December 31, 2002, the Bank had $2.4 million in cash collateral from the counterparty on the interest rate swap agreements which is included on the balance sheet as notes payable and other borrowings. The cash collateral is interest bearing at an interest rate that floats with the three month London Inter Bank Offered Rate ("LIBOR").

The notional amounts of derivative financial instruments do no represent amounts exchanged by the parties and, therefore, are not a measure of the Banks' credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. On December 31, 2002 the Bank had credit exposure of $197,745.

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

In May 2002, the Bank executed an interest rate swap to limit the risk of a change in the fair value of the $20 million in fixed interest rate brokered CDs obtained simultaneously. The swap had a $20 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the three-month LIBOR plus 19 basis points and receive a fixed rate of 3.55%. The terms allow for semiannual payments for both sides of the swap. The swap qualifies for the "shortcut method" under SFAS No. 133. As a result, changes in the fair value of the swap directly offset changes in the fair value of the hedged item (i.e., broker CDs). The impact of the swap on the Company's statement of operations is that it converts the fixed interest rate on the brokered CDs to a variable interest rate. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the year ended December 31, 2002, a net interest differential of $197,553 decreased interest expense on certificates of deposit.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of December 31, 2002 were as follows:

                       Maturity      Notional     Interest Rate   Interest Rate      Fair
             Hedge       Date         Amount           Paid          Received        Value
          ----------   ---------   ------------   -------------   -------------   -----------
          Cash flow    1/29/2005   $ 20,000,000            4.25%           6.97%  $ 1,016,508
          Cash flow    1/29/2004     40,000,000            4.25            6.26     1,002,063
          Fair Value   5/10/2004     20,000,000            1.58            3.55       537,927

 NOTE 9--FIXED ASSETS

A summary of fixed assets at December 31, 2002 and 2001 is as follows:

                                                         2002           2001
                                                     ------------   ------------
    Land                                             $    842,953   $    842,953
    Buildings and leasehold improvements                7,268,246      7,241,633
    Furniture, fixtures and equipment                   7,069,154      8,754,467
                                                     ------------   ------------
                                                       15,180,353     16,839,053
    Less accumulated depreciation and amortization      6,387,393      6,839,621
                                                     ------------   ------------
                                                        8,792,960      9,999,432
    Less fixed assets held for sale, net                1,107,278      1,268,579
                                                     ------------   ------------
                                                     $  7,685,682   $  8,730,853
                                                     ============   ============

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $1,717,891, $1,530,400, and $1,209,362 in 2002, 2001, and 2000, respectively.
The Company wrote off $104,174 in telephone system assets during 2001. The Company replaced its telephone and communication systems to incorporate the Kansas locations and to allow for future growth.

All of the Company's Missouri banking facilities are leased under agreements that expire in various years through 2016. The Company's aggregate rent expense totaled $1,311,148, $1,152,679, and $1,030,883 in 2002, 2001, and 2000,
respectively, and sublease rental income totaled $7,250, $47,853, and $76,231 in 2002, 2001, and 2000, respectively. The future aggregate minimum rental commitments required under the leases are as follows:

                            Year                   Amount
                         ----------              -----------
                               2003              $ 1,338,020
                               2004                1,256,155
                               2005                1,260,306
                               2006                1,259,390
                               2007                1,297,222
                         Thereafter                4,126,302

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 10--MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2002:

                                                       $100,000
                     Maturity Period                   and Over           Other              Total
       ------------------------------------------   --------------   ---------------   ----------------
       Less than 1 year                             $   59,547,614   $    29,249,969   $     88,797,583
       Greater than 1 year and less than 2 years        38,061,849        16,902,407         54,964,256
       Greater than 2 years and less than 3 years        5,801,637         4,186,883          9,988,520
       Greater than 3 years and less than 4 years        1,413,065         1,255,168          2,668,233
       Greater than 4 years and less than 5 years          206,206            23,466            229,672
                                                    --------------   ---------------   ----------------
                                                    $  105,030,371   $    51,617,893   $    156,648,264
                                                    ==============   ===============   ================

NOTE 11--GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

On October 25, 1999, EBH Capital Trust I ("EBH Trust"), a Delaware business trust subsidiary of Enterprise Financial Services Corp issued 1,375,000 shares of 9.40% Cumulative Trust Preferred Securities ("Preferred Securities") at $8 per share in an underwritten public offering. The Preferred Securities mature on December 15, 2029. The maturity date may be shortened to a date not earlier than December 15, 2004, if certain conditions are met.

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

On June 28, 2002, EFSC Capital Trust I ("EFSC Trust"), a newly-formed Delaware business trust and subsidiary of the Company issued 4,000 floating rate Trust Preferred Securities ("Preferred Securities II") at $1,000 per share to a Trust Preferred Securities Pool. The floating rate is equal to the three month LIBOR rate plus 3.65%, and reprices quarterly. Preferred Securities II are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The proceeds of the Preferred Securities II were invested in junior subordinated debentures of the Company. The net proceeds to the Company from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $3.92 million. Distributions on the Preferred Securities II are payable quarterly on March 30, June 30, September 30 and December 30 of each year that the Preferred Securities II are outstanding. The Preferred Securities II mature on June 30, 2032. The maturity date may be shortened to a date not earlier than June 30 2007, if certain conditions are met. The Preferred Securities II are classified as debt for reporting purposes and capital for regulatory reporting purposes.

A portion of the proceeds from the offering were used to repay the $2.3 million of outstanding indebtedness with the remaining available for cash operating expenses at the holding company level. The Company currently has $5 million available under its revolving credit facility and uses it for general corporate purposes, including investments from time to time in the Bank in the form of additional capital.

NOTE 12--FEDERAL HOME LOAN BANK ADVANCES

As a member of the Federal Home Loan Bank, the subsidiary bank has access to Federal Home Loan Bank advances. The Federal Home Loan Bank advances at December 31, 2002 are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans with a carrying value of $199 million and all stock held in the Federal Home Loan Bank of Des Moines.

The following table summarizes the type, maturity and rate of the Company's Federal Home Loan Bank advances at December 31, 2002 and 2001:

                                                                                    2002                      2001
                                                                          -----------------------   -----------------------
                                                                          Outstanding    Weighted   Outstanding    Weighted
                   Type of Advance                         Maturity         Balance        Rate       Balance        Rate
  --------------------------------------------------   ----------------   ------------   --------   ------------   --------
  Long term non-amortized advance                      less than 1 year   $ 14,850,000       3.46%  $  3,164,296       4.44%
  Long term non-amortized advance                           1 - 2 years      3,400,000       4.73%     1,750,000       5.39%
  Long term non-amortized & mortgage matched advance        2 - 3 years      3,675,000       4.47%     4,100,000       4.87%
  Long term non-amortized advance                           3 - 4 years      1,525,000       4.51%     3,185,000       4.75%
  Long term non-amortized & mortgage matched advance        4 - 5 years      1,250,000       4.74%       550,000       5.43%
  Long term non-amortized advance                          5 - 10 years      2,800,000       5.30%       450,000       5.34%
  Mortgage matched advance                                  10-15 years      1,964,044       5.78%       833,089       5.92%
                                                                          ------------              ------------
     Total Federal Home Loan Advances                                     $ 29,464,044       4.17%  $ 14,032,385       4.91%
                                                                          ============              ============

The majority of these advances are used to match certain fixed rate loans to lock in an interest rate spread. All of the Federal Home Loan Bank advances have fixed interest rates, and $1,956,000 of these borrowings are callable at the option of the Federal Home Loan Bank of Des Moines under certain conditions. The Company's banking subsidiary, which has an investment in the capital stock of the Federal Home Loan Bank, maintains a line of credit with the Federal Home Loan Bank and had availability of approximately $96 million at December 31, 2002.

NOTE 13--NOTES PAYABLE

At December 31, 2002 the Company had a $7,500,000 unsecured bank line of credit that matures on March 1, 2003 with no outstanding balance. The line was an interest only note, accruing interest at a variable rate of prime minus 0.50%. For the year ended December 31, 2002, the average balance and maximum month-end balance of the note payable were $513,319 and $2,366,667, respectively. In January 2003, the company negotiated a $5,000,000 unsecured line of credit with another lender and cancelled the original $7,500,000 line of credit. The new line of credit has debt covenants and accrues interest based on the Prime rate or LIBOR at the Company's discretion and is payable quarterly.

The Company had a line with the Federal Reserve Bank of St. Louis during 2001 and 2002 for liquidity purposes and did not draw on the line. As of December 31, 2002 and 2001, $49,037,459 and $8,350,179 was available under this line.

NOTE 14--INCOME TAXES

 The components of income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                  2002                 2001                 2000
                           ------------------   ------------------   ------------------
      Current:
         Federal           $        1,832,879   $        2,586,002   $        2,949,725
         State and local              106,674              395,421              431,873
      Deferred                       (325,816)          (1,739,479)            (173,148)
                           ------------------   ------------------   ------------------
                           $        1,613,737   $        1,241,944   $        3,208,450
                           ==================   ==================   ==================

A reconciliation of expected income tax expense (benefit), computed by applying the statutory federal income tax rate of 34% in 2002, 2001, and 2000, to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

                                                    2002                 2001                 2000
                                             ------------------   ------------------   ------------------
      Income tax (benefit) expense at
       statutory rate                        $        2,249,174   $         (439,534)  $        2,859,365
      Increase (reduction) in income taxes
       resulting from:
      Reversal of valuation allowance                  (800,000)                   -                    -
      Establishment of valuation allowance
       on merchant banking investments                        -            1,041,080                    -
      Tax-exempt income                                (165,798)             (80,380)             (82,032)
      State and local income tax expense                 70,405              260,978              285,036
      Goodwill amortization                                   -               64,793               64,793
      Non-deductible expenses                           113,494              125,425               97,611
      Other, net                                        146,462              269,582              (16,323)
                                             ------------------   ------------------   ------------------
                Total tax expense            $        1,613,737   $        1,241,944   $        3,208,450
                                             ==================   ==================   ==================

A net deferred income tax asset of $3,475,485 and $3,899,293 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2002 and 2001, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 is as follows:

                                                             2002               2001
                                                      -----------------   ----------------
          Deferred tax assets:
              Allowance for loan losses               $       2,870,398   $      3,962,027
              Deferred compensation                             361,418            229,457
              Merchant banking investments                    1,041,080          1,041,080
              Other                                             512,775                  -
                                                      -----------------   ----------------
                     Gross deferred tax assets                4,785,671          5,232,564
              Valuation allowance                              (241,080)        (1,041,080)
                                                      -----------------   ----------------
                      Deferred tax assets net
                       of valuation allowance                 4,544,591          4,191,484
                                                      -----------------   ----------------
          Deferred tax liabilities:
              Office equipment and leasehold
               improvements                                     219,797            163,916
              Unrealized gains on securities
               available for sale                               162,849             99,685
              Unrealized gain on cash flow type
               derivative instruments                           686,400                  -
              Other                                                   -             28,590
                                                      -----------------   ----------------
                     Total deferred tax liabilities           1,069,106            292,191
                                                      -----------------   ----------------
                     Net deferred tax asset           $       3,475,485   $      3,899,293
                                                      =================   ================

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company had established a valuation allowance as of December 31, 2001. Management has determined it is more likely than not that certain of the deferred tax assets related to the writedown recorded on assets related to Merchant Banc investments will not be realized. During 2002, in conjunction with the pending sale of the Southeast Kansas branches discussed in Note 2, the Company quantified the amount of gain of the appropriate character which could be utilized to offset losses recorded in 2001 on the Merchant Banc investments. Accordingly, in 2002, the Company reversed $800,000 of the valuation allowance.

NOTE 15--REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                           For Capital           Prompt Corrective
                                                      Actual            Adequacy Purposes        Action Provisions
                                              ---------------------   ---------------------   ----------------------
                                                 Amount      Ratio       Amount      Ratio       Amount       Ratio
                                              ------------   ------   ------------   ------   ------------   -------
As of December 31, 2002:
    Total Capital (to risk weighted assets)
       Enterprise Financial Services Corp     $ 78,207,875    10.95%  $ 57,136,811     8.00%  $          -         -%
       Enterprise Bank                          75,204,737    10.58     56,885,394     8.00     71,106,743     10.00
    Tier 1 Capital (to risk weighted assets)
       Enterprise Financial Services Corp     $ 69,607,874     9.75%  $ 28,568,406     4.00%  $          -         -%
       Enterprise Bank                          66,604,736     9.37     28,442,697     4.00     42,664,046      6.00
    Tier 1 Capital (to average assets)
       Enterprise Financial Services Corp     $ 69,607,874     7.93%  $ 26,346,052     3.00%  $          -         -%
       Enterprise Bank                          66,604,736     7.60     26,283,571     3.00     43,805,951      5.00
As of December 31, 2001:
    Total Capital (to risk weighted assets)
       Enterprise Financial Services Corp     $ 67,920,595    10.41%  $ 52,203,818     8.00%  $          -         -%
       Enterprise Bank                          67,605,690    10.40     52,024,902     8.00     65,031,128     10.00
    Tier 1 Capital (to risk weighted assets)
       Enterprise Financial Services Corp     $ 60,624,679     9.29%  $ 26,101,909     4.00%  $          -         -%
Enterprise Bank                                 60,309,774     9.27     26,012,451     4.00     39,018,677      6.00
    Tier 1 Capital (to average assets)
       Enterprise Financial Services Corp     $ 60,624,679     8.18%  $ 22,232,250     3.00%  $          -         -%
       Enterprise Bank                          60,309,774     8.21     22,040,917     3.00     36,734,862      5.00

NOTE 16--COMPENSATION PLANS

STOCK OPTIONS PLANS

At December 31, 2002, the Company had five qualified incentive, two nonqualified and one omnibus stock plan for the benefit of employees and directors. Plan I was adopted on April 20, 1988 with 432,000 options. As of December 31, 2002, Plan I had no options outstanding and no options available for future grant. Plan II was adopted on April 25, 1990 with 225,000 options and a five year vesting term. Plan II had 13,200 options outstanding and no options available for grant. Plan III was adopted on June 19, 1996 with 600,000 options and a five year vesting term. Plan III has 415,300 options outstanding and no options available for future grants. Plan IV was adopted on April 28, 1999 with 600,000 options and a five year vesting term. Plan IV has 556,200 options outstanding and 41,300 available for future grants. Plan V is an omnibus plan which allows the Board to use its discretion for vesting terms. Plan V also has Stock Appreciation Rights ("SAR") available for grant. Plan V was adopted by the Company's Board of Directors on October 26, 2002 and is subject to stockholder approval at the 2003 Annual Meeting of shareholders with 750,000 shares. At December 31, 2002 the Company had 132,905 nonqualified options outstanding which were granted to members of management pursuant to their employment agreements.

The Company inherited two stock option plans with the CGB merger completed in June of 2000. The stock option plans provide qualified and nonqualified options to certain officers and directors for up to 273,220 common shares of the Company. These options were fully vested upon grant. The options are exercisable for ten years and five years for the qualified and nonqualified options, respectively. As of December 31, 2002 the CGB qualified plan had 29,252 options outstanding and no options available for future grant. The CGB nonqualified plan had 39,536 options outstanding and no options available for grant.

In 1998, the Company adopted by board approval a nonqualified stock option plan ("the Nonqualified Plan"), which sets aside up to 105,000 shares of Company common stock to grant options with a five year vesting term to certain key employees of the Company or any of its subsidiaries. There are limitations as to the number of options which may be granted to any individual and additional restrictions for options which may be granted to any individual who is also a ten percent shareholder. The purchase price for any options granted under the Nonqualified Plan will be determined based upon the market value of the common stock at the time such options are granted. At December 31, 2002, the Nonqualified Plan had 98,250 options outstanding and 6,750 options available for future grants.

Following is a summary of the various stock option plan transactions:

                           Number         Price         Weighted Avg.
                         of Shares      per Share      Price per Share       Total
                         ---------   ---------------   ---------------   -------------
     December 31, 1999   1,139,684   $  1.67 - 15.17   $          6.35   $   7,234,512
          Granted          214,097     15.00 - 18.00             15.34       3,284,122
          Exercised        134,621      2.33 - 11.67              5.97         804,125
          Forfeited         17,249      5.33 - 18.00             12.54         216,248
                         ---------   ---------------   ---------------   -------------
     December 31, 2000   1,201,911   $  2.33 - 18.00   $          7.90   $   9,498,261
          Granted          284,850     11.75 - 15.50             12.04       3,429,238
          Exercised        198,146      2.33 - 11.67              6.35       1,259,043
          Forfeited         33,571      5.33 - 18.00              9.70         325,680
                         ---------   ---------------   ---------------   -------------
     December 31, 2001   1,255,044   $  2.33 - 18.00   $          9.04   $  11,342,776
          Granted          373,905      9.25 - 11.50              9.93       3,714,079
          Exercised        227,127      2.33 - 11.75              3.99         905,584
          Forfeited        117,179      5.33 - 18.00             11.90       1,433,821
                         ---------   ---------------   ---------------   -------------
     December 31, 2002   1,284,643   $  5.33 - 18.00   $          9.90   $  12,717,450
                         =========   ===============   ===============   =============

The exercise price range of outstanding options at December 31, 2002 was $5.33 to $18.00 and the weighted average contractual life was 7.06 years. The exercise price range of outstanding options at December 31, 2001 was $2.33 to $18.00 and the weighted average contractual life was 6.33 years.

Following is a summary of the options outstanding at December 31, 2002:

                                                     Number of
                        Number of                   Exercisable
        Option Price     Options        Total         Options        Total
       --------------   ---------   -------------   -----------   -----------
       $         5.33     324,700   $   1,730,651       324,700   $ 1,730,651
                 5.58       6,000          33,480         6,000        33,480
                 7.78       7,286          56,685         7,286        56,685
                 8.33       3,000          24,990         2,400        19,992
                 9.25         250           2,312             -             -
                 9.30      82,905         771,017             -             -
                 9.72      30,537         296,820        30,537       296,820
                 9.92       3,900          38,688         3,120        30,950
                10.00     261,750       2,617,500        55,200       552,000
                10.25      79,000         809,750             -             -
                10.30      12,500         128,750             -             -
                10.33      10,500         108,465         3,900        40,287
                10.67       1,500          16,005         1,200        12,804
                11.50       6,500          74,750             -             -
                11.67      30,965         361,362        30,965       361,362
                11.75     224,400       2,636,700        42,880       503,840
                12.50       2,250          28,125         1,350        16,875
                14.00      18,100         253,400         5,060        70,840
                15.00     152,600       2,289,000        61,040       915,600
                15.50      10,500         162,750         3,100        48,050
                16.00       1,000          16,000           200         3,200
                17.50       1,500          26,250           600        10,500
                18.00      13,000         234,000         5,200        93,600
                        ---------   -------------   -----------   -----------
                        1,284,643   $  12,717,450       584,738   $ 4,797,536
                        =========   =============   ===========   ===========

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method contained in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                             2002              2001              2000
                                                        --------------   ---------------   ----------------
      Net income, as reported                           $    5,001,480   $    (2,534,691)  $      5,201,446
      Deduct total stock-based employee  compensation
       expense determined under fair-value-based
       method for all rewards, net of tax                     (809,289)         (510,980)          (439,585)
                                                        --------------   ---------------   ----------------
                Pro forma net income                    $    4,192,191   $    (3,045,671)  $      4,761,861
                                                        ==============   ===============   ================
      Earnings (losses) per share:
           Basic:
                 As reported                            $         0.53   $         (0.28)  $          (0.58)
                 Pro forma                                        0.45             (0.33)             (0.53)

           Diluted:
                 As reported                            $         0.52   $         (0.28)  $          (0.54)
                 Pro forma                                        0.44             (0.33)             (0.49)

The fair value of each option granted in 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with following assumptions; a risk-free interest rate of 5.20%, 5.44%, 4.85%, 4.22%, and 3.69% for January, April, July, August, and September, respectively; a dividend yield of 0.60%; vesting period for 5 years; expected lives of 10 years; and volatility of 60.02%, 65.80%, 68.88%, 66.93%, and 65.50% for January, April, July August, and
September, respectively. Additional grants were made in July and October with the following assumptions; a risk-free interest rate of 4.85% and 3.72% for July and October, respectively; a dividend yield of 0.60%; vesting period for 3 years; expected lives of 10 years; and volatility of 68.88% and 65.35% for July and October, respectively. The weighted average fair value of the options granted in 2002 was $7.41.

The fair value of each option granted in 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with following assumptions; a risk-free interest rate of 4.92%, 4.98%, 5.37%, and 4.55% for January, April, July, and October, respectively; a dividend yield of 0.60%; vesting period for 5 years; expected lives of 10 years; and volatility of 37.50%, 46.07%, 56.00%, and 58.34% for January, April, July and October, respectively. The weighted average fair value of the options granted in 2002 was $7.89.

The fair value of each option granted in 2000 was estimated on the date of grant using the Black-Scholes option- pricing model with the following assumptions; a risk-free interest rate of 6.50% and 6.06% for April and September, respectively; a dividend yield of 0.67%; vesting period for 5 years; expected lives of 10 years; and volatility of 13.38% and 30.13% for April and September, respectively. The weighted average fair value of the options granted in 2001 was $6.75.

On April 1, 1999, the Company adopted a Stock Appreciation Rights ("SAR") Plan. This Plan replaced the previous form of cash compensation for directors of the Company and its subsidiaries and awards vest based upon attendance and unit performance. Under the plan, the Company has the option to pay vested SARs either in the form of cash or Company common stock. At December 31, 2001, there were 104,500 SARs outstanding. On January 1, 2002, directors were given the option to forfeit their SARs for cash compensation for previous services and future meeting attendance or keep the SARs and the future value without cash compensation for service. Approximately 35,300 SARs were forfeited for an estimated payout of $57,000 for meeting attendance. At December 31, 2002, there were 69,200 SARs outstanding. The Company recognized $49,163 in expense to record the market value of the SARs on December 31, 2002.

In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. ("Moneta"), a nationally recognized firm in the financial planning industry. Moneta receives options for banking business referrals and a portion of the gross margin earned by Trust in the form of cash. The Company recognizes the fair value of the options over the vesting period as expense. The Company recognized $209,776, $191,293 and $283,148 in Moneta option related expenses during 2002, 2001 and 2000, respectively. The fair value of each option grant to Moneta was estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 11,769 options on January 1, 2002 at $11.50 price per share, a fair value of $7.34, assuming a risk free interest rate of 5.20%, a dividend yield of 0.60%, vesting period for 5 years, expected life of 8 years and volatility of 59.47%. The Company granted 11,081 options on January 1, 2001 at $10.33 price per share, a fair value of $7.77 per share, assuming a risk free interest rate of 5.20%, a dividend yield of 0.67%, vesting period for 5 years, expected life of 8 years and volatility of 39.79%. The Company granted 5,648 options on January 1, 2000 at $18.25 price per share a fair value of $6.30 per share, assuming a risk free interest rate of 6.19%, a dividend yield of 0.67%, vesting period for 5 years, expected lives of 8 years and volatility of 11.80%. The Company granted 60,000 options on August 18, 1999 at $15.00 price per share, a fair value of $6.56, assuming a risk free interest rate of 6.10%, a dividend yield of 0.67% vesting period for 5 years, expected lives of 8 years and volatility of 27.95%. The Company granted 99,180 options on January 1, 1999 at $10.33 price per share, a fair value of $4.09 per share, assuming a risk free interest rate of 4.75%, a dividend yield of 0.67% vesting period for 5 years, expected lives of 8 years and volatility of 27.23%. The weighted average fair value of the options granted to Moneta was $5.37. There were no exercises of Moneta options since grant date. There were 1,182 Moneta options forfeited in 2002.

Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $433,798, $255,807, and $290,423 for 2002, 2001, and 2000, respectively.

NOTE 17--LITIGATION AND OTHER CLAIMS

Except as noted below, various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company recognized $1,300,000 in expense related to settlement of a dispute with another financial institution pursuant to an agreement signed in February of 2003.

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

The Company's extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2002, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2002 and 2001 is as follows:

                                            2002             2001
                                      ---------------   --------------
      Commitments to extend credit    $   183,070,617   $  242,784,209
      Standby letters of credit            17,755,979       13,402,288
                                      ===============   ==============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2002, approximately $6,070,659 represents fixed rate loan commitments. Of the total commitments to extend credit at December 31, 2001, approximately $13,182,144 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank's customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 10 years at December 31, 2002.

SFAS 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 2002 and 2001:

                                                         2002                               2001
                                           --------------------------------   --------------------------------
                                               Carrying        Estimated          Carrying        Estimated
                                                Amount         Fair Value          Amount         Fair Value
                                           ---------------   --------------   ---------------   --------------
        Balance sheet assets:
             Cash and due from banks       $    39,052,123   $   39,052,123   $    32,178,155   $   32,178,155
             Federal funds sold                 33,367,011       33,367,011        48,624,680       48,624,680
             Interest-bearing deposits              66,349           66,349         3,433,351        3,433,351
             Investments in debt and
              equity securities                 66,631,156       66,631,336        46,068,356       46,068,775
             Loans held for sale                 6,991,421        6,991,421         8,936,042        8,936,042
             Derivative financial
              instruments                        2,556,498        2,556,498                 -                -
             Loans, net                        671,199,398      683,981,753       595,450,883      602,492,575
             Accrued interest receivable         3,458,596        3,458,596         3,140,912        3,140,912
             Assets held for sale               36,401,416       37,283,769        40,575,263       41,557,930

        Balance sheet liabilities:
             Deposits                      $   716,314,274   $  720,586,761   $   655,552,909   $  658,742,159
             Guaranteed preferred
              beneficial interests in
              subordinated debentures           15,000,000       15,118,851        11,000,000       11,126,098
             Other borrowed funds               31,822,797       32,257,666        15,399,052       15,573,233
             Accrued interest payable            1,264,600        1,264,600         1,208,549        1,208,549
             Liabilities held for sale          50,053,023       47,675,504        58,800,256       56,007,244

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

DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative financial instruments is based on quoted market prices where available. If quoted market prices were not available, the fair value was based upon quoted market prices of comparable instruments.

DEPOSITS

The fair value of demand deposits, interest-bearing transaction accounts, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

Fair value of fixed interest rate guaranteed preferred beneficial interests in subordinated debentures is based on market prices as of December 31, 2002 and 2001. Fair value of floating interest rate guaranteed preferred beneficial interests in the subordinated debentures is assumed to equal book value at December 31, 2002.

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

ASSETS AND LIABILITIES HELD FOR SALE

The fair value of assets and liabilities held for sale is based on the contractual premium in the signed definitive agreement dated December 30, 2002.

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

The Corporate, Intercompany, and Reclassifications segment includes the holding company, merchant banking investments, and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank and Enterprise Merchant Banc, Inc. Enterprise Merchant Banc, Inc. offered merchant banking services through its investment in Enterprise Merchant Banc LLC.

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

                                                                 Years ended December 31,
                                                                           2002
                                          -----------------------------------------------------------------------
                                                                                 Corporate,
                                             Enterprise       Enterprise     Intercompany, and
                                              Banking            Trust       Reclassifications        Total
                                          ---------------   --------------   -----------------   ----------------
Net interest income                       $    32,026,044   $            -   $      (1,162,319)  $     30,863,725
Provision for loan losses                       2,250,578                -                   -          2,250,578
Other income                                    3,871,752        2,353,927              80,312          6,305,991
Other expense                                  21,434,933        3,090,242           3,778,746         28,303,921
                                          ---------------   --------------   -----------------   ----------------
Income (loss) before income tax expense        12,212,285         (736,315)         (4,860,753)         6,615,217
Income tax expense (benefit)                    4,453,445         (272,437)         (2,567,271)         1,613,737
                                          ---------------   --------------   -----------------   ----------------
Net income (loss)                         $     7,758,840   $     (463,878)  $      (2,293,482)  $      5,001,480
                                          ===============   ==============   =================   ================

Loans, less unearned loan fees            $   679,799,399   $            -   $               -   $    679,799,399
Assets held for sale                           36,401,416                -                   -         36,401,416
Goodwill                                        2,087,537                -                   -          2,087,537
Deposits                                      717,135,113                -            (820,839)       716,314,274
Borrowings                                     31,822,797                -          15,000,000         46,822,797
Liabilities held for sale                      50,053,023                -                   -         50,053,023
Total assets                              $   873,035,220   $            -   $       3,751,281   $    876,786,501
                                          ===============   ==============       =============   ================

                                                                           2001
                                          -----------------------------------------------------------------------
                                                                                 Corporate,
                                             Enterprise       Enterprise     Intercompany, and
                                              Banking            Trust       Reclassifications         Total
                                          ---------------   --------------   -----------------   ----------------
Net interest income                       $    29,883,119   $            -   $      (1,081,423)  $     28,801,696
Provision for loan losses                       3,230,000                -                   -          3,230,000
Other income                                    3,002,500        1,426,078          (5,716,138)        (1,287,560)
Other expense                                  21,466,812        2,622,872           1,487,199         25,576,883
                                          ---------------   --------------   -----------------   ----------------
Income (loss) before income tax expense         8,188,807       (1,196,794)         (8,284,760)        (1,292,747)
Income tax expense (benefit)                    3,106,493         (484,702)         (1,379,847)         1,241,944
                                          ---------------   --------------   -----------------   ----------------
Net income (loss)                         $     5,082,314   $     (712,092)  $      (6,904,913)  $     (2,534,691)
                                          ===============   ==============   =================   ================

Loans, less unearned loan fees            $   602,746,799   $            -   $               -   $    602,746,799
Assets held for sale                           40,575,263                -                   -         40,575,263
Goodwill                                        2,087,537                -                   -          2,087,537
Deposits                                      655,775,912                -            (223,003)       655,552,909
Borrowings                                     14,032,385                -          12,366,667         26,399,052
Liabilities held for sale                      58,800,256                -                   -         58,800,256
Total assets                              $   793,013,142   $            -   $       2,236,421   $    795,249,563
                                          ===============   ==============   =================   ================

                                                                           2000
                                          -----------------------------------------------------------------------
                                                                                 Corporate,
                                             Enterprise       Enterprise     Intercompany, and
                                              Banking            Trust       Reclassifications         Total
                                          ---------------   --------------   -----------------   ----------------
Net interest income                       $    29,478,075   $            -   $      (1,043,632)  $     28,434,443
Provision for loan losses                       1,042,534                -                   -          1,042,534
Other income                                    2,070,655          851,829             357,117          3,279,601
Other expense                                  18,108,886        1,772,477           2,380,251         22,261,614
                                          ---------------   --------------   -----------------   ----------------
Income (loss) before income tax expense        12,397,310         (920,648)         (3,066,766)         8,409,896
Income tax expense (benefit)                    4,622,965         (350,590)         (1,063,925)         3,208,450
                                          ---------------   --------------   -----------------   ----------------
Net income (loss)                               7,774,345         (570,058)         (2,002,841)         5,201,446
                                          ===============   ==============   =================   ================

Loans, less unearned loan fees            $   516,809,586   $            -   $               -    $   516,809,586
Assets held for sale                           41,221,943                -                   -         41,221,943
Goodwill                                        2,278,104                -                   -          2,278,104
Deposits                                      577,971,473                -          (1,703,247)       576,268,226
Borrowings                                     11,190,899                -          11,000,000         22,190,899
Liabilities held for sale                      56,169,211                -                   -         56,169,211
Total assets                              $   706,479,592   $            -   $       4,458,746   $    710,938,338
                                          ===============   ==============   =================   ================

NOTE 20--QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2002 and 2001.

                                                                            2002
                                                   ------------------------------------------------------
                                                   4th Quarter    3rd Quarter   2nd Quarter   1st Quarter
                                                   ------------   -----------   -----------   -----------
                                                        (dollars in thousands, except per share data)
        Interest income                            $     11,221   $    11,529   $    11,392      $ 11,029
        Interest expense                                  3,248         3,555         3,642         3,862
                                                   ------------   -----------   -----------   -----------
             Net interest income                          7,973         7,974         7,750         7,167

        Provision for loan losses                           491           640           530           590
                                                   ------------   -----------   -----------   -----------
             Net interest income after provision
              for loan losses                             7,482         7,334         7,220         6,577

        Noninterest income                                1,860         1,508         1,446         1,492
        Noninterest expense                               8,580         6,724         6,367         6,633
                                                   ------------   -----------   -----------   -----------
             Income before income tax expense               762         2,118         2,299         1,436

        Income tax (benefit) expense                       (585)          784           850           565
             Net income                            $      1,347    $    1,334   $     1,449   $       871
                                                   ============    ==========   ===========   ===========
        Earnings per common share
             Basic                                 $       0.15    $     0.14   $      0.15   $      0.09
             Diluted                               $       0.14    $     0.14   $      0.15   $      0.09

                                                                            2001
                                                   ------------------------------------------------------
                                                   4th Quarter    3rd Quarter   2nd Quarter   1st Quarter
                                                   ------------   -----------   -----------   -----------
                                                        (dollars in thousands, except per share data)
        Interest income                            $     11,733   $    13,180   $    13,455   $    14,244
        Interest expense                                  4,793         5,996         6,280         6,741
                                                   ------------   -----------   -----------   -----------
             Net interest income                          6,940         7,184         7,175         7,503

        Provision for loan losses                         2,460           175           330           265
                                                   ------------   -----------   -----------   -----------
             Net interest income after provision
              for loan losses                             4,480         7,009         6,845         7,238

        Noninterest income                               (4,443)        1,205         1,112           838
        Noninterest expense                               6,834         6,455         6,087         6,201
                                                   ------------   -----------   -----------   -----------
             Income before income tax expense            (6,797)        1,759         1,870         1,875

        Income tax (benefit) expense                       (921)          713           735           715
                                                   ------------   -----------   -----------   -----------
             Net (loss) income                     $     (5,876)  $     1,046   $     1,135   $     1,160
                                                   ============   ===========   ===========   ===========

        (Loss) earnings per common share
             Basic                                 $      (0.64)  $      0.11   $      0.12   $      0.13
             Diluted                               $      (0.64)  $      0.11   $      0.12   $      0.12

NOTE 21--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                            Condensed Balance Sheets

                                                                                  December 31,
                                                                  --------------------------------------------
                                                                        2002                        2001
                                                                  ----------------            ----------------
                                    Assets
             Cash                                                 $        814,197            $        157,791
             Investment in Enterprise Bank                              70,331,813                  62,581,698
             Other assets                                                4,586,242                   2,956,841
                                                                  ----------------            ----------------
                 Total assets                                     $     75,732,252            $     65,696,330
                                                                   ===============             ===============

                      Liabilities and Shareholders' Equity

             Guaranteed preferred beneficial interests
              in subordinated debentures                          $     15,000,000            $     11,000,000
             Notes payable                                                       -                   1,366,667
             Accounts payable and other liabilities                      1,922,302                   1,433,060
             Shareholders' equity                                       58,809,950                  51,896,603
                                                                  ----------------            ----------------
                   Total liabilities and shareholders' equity     $     75,732,252            $     65,696,330
                                                                   ===============             ===============

                       Condensed Statements of Operations

                                                                             Year ended December 31,
                                                         --------------------------------------------------------------
                                                                2002                  2001                  2000
                                                         ------------------    ------------------    ------------------
Income:
     Dividends from subsidiaries                         $        1,060,000    $          679,047    $        1,935,000
     Realized gain on trading security                                    -                     -                   500
     Recoveries/income (loss) from
      Merchant Banc investments                                      88,889            (2,939,443)               29,954
     Other (loss) income                                             (8,577)                    -                 9,229
                                                         ------------------    ------------------    ------------------
          Total income                                            1,140,312            (2,260,396)            1,974,683
                                                         ------------------    ------------------    ------------------
Expenses:
     Interest expense-guaranteed preferred beneficial
      interest in subordinated debentures                         1,116,808             1,042,439             1,053,334

     Interest expense-notes payable                                  45,510                40,260                     -
     Other expenses                                               3,773,548             1,472,435             1,748,947
                                                         ------------------    ------------------    ------------------

          Total expenses                                          4,935,866             2,555,134             2,802,281
                                                         ------------------    ------------------    ------------------
          Loss before tax benefit and equity
           in undistributed earnings of subsidiaries             (3,795,554)           (4,815,530)             (827,598)

Income tax benefit                                                2,566,996             1,232,792               995,872
                                                         ------------------    ------------------    ------------------
          (Loss) income before equity in undistributed
           earnings of subsidiaries                              (1,228,558)           (3,582,738)              168,274
                                                         ------------------    ------------------    ------------------
Equity in undistributed earnings of subsidiaries                  6,230,038             1,048,047            5,033,172
                                                         ------------------    ------------------    ------------------
Net income (loss)                                        $        5,001,480    $       (2,534,691)   $        5,201,446
                                                         ==================    ==================    ==================

                        Condensed Statements of Cash Flow

                                                                             Year ended December 31,
                                                         --------------------------------------------------------------
                                                                2002                  2001                  2000
                                                         ------------------    ------------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                     $        5,001,480    $       (2,534,691)   $        5,201,446
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
        Proceeds from sale of trading
         security                                                         -                     -               910,500
        Recoveries/income (loss) from
         Merchant Banc investments                                   88,889             2,939,443               (30,454)
        Losses and settlement                                     1,300,000                     -                     -
        Noncash compensation expense
         attributed to stock option grants                          209,777               191,293               283,148
        Net income of subsidiaries                               (7,290,038)           (1,727,094)           (6,968,172)
        Dividends from subsidiaries                               1,060,000               679,047             1,935,000
        Other, net                                               (1,293,974)             (728,916)             (962,825)
                                                         ------------------    ------------------    ------------------
             Net cash (used in) provided
              by operating activities                            (2,223,866)           (1,180,918)              368,643

Cash flows from investing activities:
   Capital contributions to subsidiaries                                  -              (860,000)           (3,175,000)
   Increase in note receivable from
    Enterprise Merchant Banc, LLC                                         -            (1,362,779)                    -
                                                         ------------------    ------------------    ------------------
        Net cash used in investing activities                             -            (2,222,779)           (3,175,000)

Cash flows from financing activities:
   Proceeds from borrowings
    of notes payable                                              1,750,000             1,500,000                     -
   Repayments of notes payable                                   (3,116,667)             (133,333)                    -
   Proceeds from issuance of subordinated
    debentures                                                    4,000,000                     -                     -
   Cash dividends paid                                             (658,645)             (553,336)             (405,265)
   Proceeds from the issuance of common stock                             -                     -                10,334
   Proceeds from the exercise of
    common stock options                                            905,584             1,259,043               804,125
                                                         ------------------    ------------------    ------------------
        Net cash provided by
         financing activities                                     2,880,272             2,072,374               409,194
                                                         ------------------    ------------------    ------------------
        Net increase (decrease) in cash and cash
         equivalents                                                656,406            (1,331,323)           (2,397,163)
Cash and cash equivalents, beginning of year                        157,791             1,489,114             3,886,277
                                                         ------------------    ------------------    ------------------
Cash and cash equivalents, end of year                   $          814,197    $          157,791    $        1,489,114
                                                         ==================    ==================    ==================

Supplemental disclosures of cash flow information:
        Retirement of treasury stock                     $                -    $                -    $          390,000
        Reduction of deferred tax asset
         valuation reserve                                          800,000                     -                     -
                                                         ==================    ==================    ==================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 25th of March, 2003.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Kevin C. Eichner                        /s/ Frank H. Sanfilippo
------------------------------------        ------------------------------------
Kevin C. Eichner                            Frank H. Sanfilippo
Chief Executive Officer                     Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 25th day of March, 2003.

            SIGNATURES                                    TITLE
            ----------                                    -----

/s/ Paul J. McKee, Jr.
------------------------------------
Paul J. McKee, Jr.                          Chairman of the Board
                                            of Directors

/s/ Kevin C. Eichner
------------------------------------
Kevin C. Eichner                            Chief Executive Officer and
                                            Director

/s/ Peter F. Benoist
------------------------------------
Peter F. Benoist                            Executive Vice President and
                                            Director

/s/ Paul R. Cahn
------------------------------------
Paul R. Cahn                                Director

/s/ William H. Downey
------------------------------------
William Downey                              Director

/s/ Robert E. Guest, Jr.
------------------------------------
Robert E. Guest, Jr.                        Director

/s/ Ronald E. Henges
------------------------------------
Ronald E. Henges                            Director

/s/ Richard S. Masinton
------------------------------------
Richard S. Masinton                         Director

/s/ Jerry McElhatton
------------------------------------
Jerry McElhatton                            Director

/s/ William B. Moskoff
------------------------------------
William B. Moskoff                          Director

/s/ Birch M. Mullins
------------------------------------
Birch M. Mullins                            Director

/s/ James J. Murphy
------------------------------------
James Murphy                                Director

/s/ Ted A. Murray
------------------------------------
Ted A. Murray                               Director

/s/ Stephen A. Oliver
------------------------------------
Stephen A. Oliver                           Director

/s/ Robert E. Saur
------------------------------------
Robert E. Saur                              Director

/s/ Jack L. Sutherland
------------------------------------
Jack L. Sutherland                          Director

/s/ Paul L. Vogel
------------------------------------
Paul L. Vogel                               Director

/s/ Henry D. Warshaw
------------------------------------
Henry D. Warshaw                            Director

/s/ Ted C. Wetterau
------------------------------------
Ted C. Wetterau                             Director

/s/ James L. Wilhite
------------------------------------
James L. Wilhite                            Director

/s/ James A. Williams
------------------------------------
James A. Williams                           Director

                                  CERTIFICATION

I, Kevin C. Eichner, certify that:

1. I have reviewed this annual report on Form 10-K of Enterprise Financial Services Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Kevin C. Eichner
------------------------------------
Kevin C. Eichner, Chief Executive Officer

I, Frank H. Sanfilippo, certify that:

1. I have reviewed this annual report on Form 10-K of Enterprise Financial Services Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/ Frank H. Sanfilippo
------------------------------------
Frank H. Sanfilippo, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.                                      Exhibit
-------      -------------------------------------------------------------------
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

  3.4 Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on April 30, 2002).

  3.5 Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999).

  4.1 Enterprise Bank Second Incentive Stock Option Plan (incorporated herein by reference to Exhibit 44.4 of the Registrant's Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

  4.2 Enterprise Financial Services Corp Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

  4.3 Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to the Registrant's 1998 Proxy Statement on Form 14-A).

  4.4 Enterprise Financial Services Corp (formerly Commercial Guaranty Bancshares, Inc.) Employee Incentive Stock Option Plan (incorporated herein by reference to the Registrant's Form S-8 dated July 25, 2000 (File No. 333-42204)).

  4.5 Enterprise Financial Services Corp (formerly Commercial Guaranty Bancshares, Inc.) Non-Employee Organizer and Director Incentive Stock Option Plan (incorporated herein by reference to the Registrant's Form S-8 dated July 25, 2000 (File No. 333-42204)).

  4.6 Enterprise Financial Services Corp Stock Appreciation Rights (SAR) Plan and Agreement (incorporated herein by reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

  4.7.1 Subordinated Indenture dated October 24, 1999 between the Registrant and Wilmington Trust Company relating to 9.40% Junior Subordinated Debentures due December 15, 2029, (incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-3 (File No. 333-87881)).

  4.7.2 Form of 9.40% Junior subordinated Debenture ((included as an Exhibit to Exhibit 4.8.1), incorporated herein by reference to
             Exhibit 4.6 to Registrant's Registration Statement on Form S-3 (File No. 333-87881)).

  4.7.3 Amended and Redated Trust Agreement of EBH Capital Trust I dated October 19, 1999, (incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-3 (File No. 333-87881)).

  4.7.4 Preferred Securities Guarantee Agreement between Registrant and Wilmington Trust Company dated October 25, 1999, (incorporated herein by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-3 (File No. 333-87881)).

  4.8.1 Indenture dated June 27, 2002 between Registrant and Wells Fargo, National Association, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures due June 30, 2032, (incorporated by reference to exhibit 4.9.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

  4.8.2 Form of Floating Rate Junior Subordinated Deferrable Interest Debenture due June 30, 2032, (incorporated by reference to exhibit
             4.9.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

  4.8.3 Amended and Restated Trust Agreement of EFSC Capital Trust I dated June 27, 2002, (incorporated by reference to exhibit 4.9.3 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

  4.8.4 Trust Preferred Securities Guarantee Agreement between Registrant and Wells Fargo, National Association, dated June 27, 2002, (incorporated by reference to exhibit 4.9.4 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002.)

  4.9 Enterprise Financial Services Corp 2002 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Company's Definitive Proxy Statement dated April 4, 2003).

  4.10 Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-8 dated October 30, 2002 (File No. 333-100928)).

  10.1 Revised Customer Referral Agreement by and among Enterprise Financial Services Corp, Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998).

  10.2 Amendment #1 to the Revised Customer referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

  10.3 Amendment #2 to the Revised Customer Referral Agreement by and among Enterbank Holdings, Inc., Enterprise Bank and Moneta Group Investment Advisors, Inc. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

  10.4 Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

  10.5 Consulting contract dated October 3, 2001 between Enterprise Financial Services Corp and Paul J. McKee, Jr. (incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2001).

  10.6 Separation Agreement dated September 30, 2002 between Enterprise Financial Services Corp and Fred H. Eller. (incorporated herein by reference to Exhibit 10.15 of the Registrants Quarterly Report on form 10-Q for the period ended September 30, 2002).

  10.7/(1)/  Key Executive Employment Agreement dated July 1, 2002 between
             Enterprise Financial Services Corp and Kevin C. Eichner.

  10.8/(1)/  Form of Key Executive Employment Agreement dated October 15, 2002 between Enterprise Financial Services Corp and James C. Wagner and Jack L. Sutherland.

  10.9/(1)/  Key Executive Employment Agreement dated October 15, 2002 between
             Enterprise Financial Services Corp and Paul L. Vogel.

  10.10/(1)/ Key Executive Employment Agreement dated October 1, 2002 between
             Enterprise Financial Services Corp and Peter F. Benoist.

  10.11/(1)/ $5,000,000 Unsecured Credit Agreement dated January 9, 2004 between
             Enterprise Financial Services Corp and Wells Fargo Bank, National Association.

  11.1/(1)/  Statement regarding computation of per share earnings.

  21.1/(1)/  Subsidiaries of the Registrant.

  23.1/(1)/  Consent of KPMG LLP.

  99.1/(1)/  Chief Executive Officer Certification pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002

  99.2/(1)/  Chief Financial Officer Certification pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002

/(1)/ Filed herewith