Form 10-Q
period 2003-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2003-05-14
CIK 1025835

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--For the quarterly period ended March 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 5, 2003:

     Common Stock, $.01 par value---- 9,563,523 shares outstanding

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

      Consolidated Balance Sheets
         At March 31, 2003 and December 31, 2002..............................1

      Consolidated Statements of Operations
         Three Months Ended March 31, 2003 and 2002...........................2

      Consolidated Statements of Comprehensive Income
         Three Months Ended March 31, 2003 and 2002...........................3

      Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002...........................4

      Notes to Consolidated Financial Statements..............................5

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................10

   Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk....20

PART II - OTHER INFORMATION

   Item 4. Disclosure Control and Procedures.................................22

   Item 6. Exhibits and Reports on Form 8-K..................................23

   Signatures................................................................24

   Certifications............................................................25

                                 PART I - Item 1
               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)

                                                           At March 31,   At December 31,
                                                               2003             2002
                                                           ------------   ---------------
                      Assets
Cash and due from banks                                    $ 42,440,198     $ 39,052,123
Federal funds sold                                           30,828,248       33,367,011
Interest-bearing deposits                                        93,084           66,349
Investments in debt and equity securities:
   Available for sale, at estimated fair value               69,364,701       66,618,556
   Held to maturity, at amortized cost (estimated fair
      value of $12,007 at March 31, 2003 and
      $12,780 at December 31, 2002)                              11,810           12,600
                                                           ------------     ------------
         Total investments in debt and equity securities     69,376,511       66,631,156
                                                           ------------     ------------
Loans held for sale                                           3,867,869        6,991,421
Loans, less unearned loan fees                              712,153,863      679,799,399
   Less allowance for loan losses                             9,175,000        8,600,001
                                                           ------------     ------------
         Loans, net                                         702,978,863      671,199,398
                                                           ------------     ------------
Other real estate owned                                         449,985          125,000
Fixed assets, net                                             7,427,562        7,685,682
Accrued interest receivable                                   3,656,074        3,458,596
Goodwill                                                      2,087,537        2,087,537
Assets held for sale                                         28,632,758       36,401,416
Prepaid expenses and other assets                            10,458,686        9,720,812
                                                           ------------     ------------
         Total assets                                      $902,297,375     $876,786,501
                                                           ============     ============

           Liabilities and Shareholders' Equity
Deposits:
   Demand                                                  $165,464,724     $155,596,970
   Interest-bearing transaction accounts                     54,285,982       59,058,224
   Money market accounts                                    347,499,947      341,589,829
   Savings                                                    3,672,660        3,420,987
   Certificates of deposit:
      $100,000 and over                                     117,203,630      105,030,371
      Other                                                  52,053,339       51,617,893
                                                           ------------     ------------
         Total deposits                                     740,180,282      716,314,274
Guaranteed preferred beneficial interests in
   subordinated debentures                                   15,000,000       15,000,000
Federal Home Loan Bank advances                              29,433,608       29,464,044
Notes payable and other borrowings                            2,458,671        2,358,753
Accrued interest payable                                      1,268,588        1,264,600
Liabilities held for sale                                    48,861,766       50,053,023
Accounts payable and accrued expenses                         4,940,923        3,521,857
                                                           ------------     ------------
         Total liabilities                                  842,143,838      817,976,551
                                                           ------------     ------------
Shareholders' equity:
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued and outstanding
      9,538,416 shares at March 31, 2003 and
      9,497,794 shares at December 31, 2002                      95,384           94,978
   Surplus                                                   38,867,355       38,401,814
   Retained earnings                                         19,618,065       18,673,619
   Accumulated other comprehensive income                     1,572,733        1,639,539
                                                           ------------     ------------
         Total shareholders' equity                          60,153,537       58,809,950
                                                           ------------     ------------

         Total liabilities and shareholders' equity        $902,297,375     $876,786,501
                                                           ============     ============

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                 2003          2002
                                                             -----------   -----------
Interest income:
   Interest and fees on loans                                $10,369,004   $10,461,904
   Interest on debt and equity securities:
      Taxable                                                    467,361       445,040
      Nontaxable                                                     187           917
   Interest on federal funds sold                                 37,992        91,826
   Interest on interest-bearing deposits                              57        17,132
   Dividends on equity securities                                 14,686        12,644
                                                             -----------   -----------
         Total interest income                                10,889,287    11,029,463
                                                             -----------   -----------
Interest expense:
   Interest-bearing transaction accounts                          52,377        68,411
   Money market accounts                                         926,903     1,274,365
   Savings                                                        14,395        20,720
   Certificates of deposit:
      $100,000 and over                                          668,247       829,276
      Other                                                      563,315     1,211,436
   Guaranteed preferred beneficial interests
      in subordinated debentures                                 308,594       258,500
   Federal funds purchased                                         3,895           313
   Federal Home Loan Bank borrowings                             290,306       184,100
   Notes payable and other borrowings                              6,756        15,428
                                                             -----------   -----------
         Total interest expense                                2,834,788     3,862,549
                                                             -----------   -----------
         Net interest income                                   8,054,499     7,166,914
Provision for loan losses                                        999,364       590,000
                                                             -----------   -----------
         Net interest income after
            provision for loan losses                          7,055,135     6,576,914
                                                             -----------   -----------
Noninterest income:
   Service charges on deposit accounts                           486,627       411,894
   Trust and financial advisory income                           589,555       629,056
   Other service charges and fee income                           96,512        90,433
   Gain on sale of mortgage loans                                527,862       360,337
   Gain on sale of securities                                     77,884            --
                                                             -----------   -----------
         Total noninterest income                              1,778,440     1,491,720
                                                             -----------   -----------
Noninterest expense:
   Salaries                                                    3,762,894     3,460,082
   Payroll taxes and employee benefits                           714,084       689,646
   Occupancy                                                     476,038       457,576
   Furniture and equipment                                       221,432       251,990
   Data processing                                               242,390       253,044
   Other                                                       1,615,954     1,520,349
                                                             -----------   -----------
         Total noninterest expense                             7,032,792     6,632,687
                                                             -----------   -----------
         Income before income tax expense                      1,800,783     1,435,947
Income tax expense                                               665,685       564,589
                                                             -----------   -----------
Net income                                                   $ 1,135,098   $   871,358
                                                             ===========   ===========
Per share amounts:
   Basic earnings per share                                  $      0.12   $      0.09
      Basic weighted average common shares outstanding         9,520,631     9,298,749
   Diluted earnings per share                                $      0.12   $      0.09
      Diluted weighted average common shares outstanding       9,825,620     9,577,312

See accompanying notes to unaudited consolidated financial statements

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (unaudited)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                         2003         2002
                                                                      ----------   ---------
Net income                                                            $1,135,098   $ 871,358
Other comprehensive loss:
   Unrealized loss on investment securities
      arising during the period, net of tax                              (55,823)   (139,186)
   Less reclassification adjustment for realized gain on sale of
      securities included in net income, net of tax                      (51,903)         --
   Unrealized gain (loss) on cash flow type derivative
      instruments arising during the period, net of tax                   40,920    (225,720)
                                                                      ----------   ---------
         Total other comprehensive loss                                  (66,806)   (364,906)
                                                                      ----------   ---------
Total comprehensive income                                            $1,068,292   $ 506,452
                                                                      ==========   =========

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                                                                      Three months ended March 31,
                                                                                                      ----------------------------
                                                                                                          2003           2002
                                                                                                       ------------   ------------
Cash flows from operating activities:
   Net income                                                                                          $  1,135,098   $    871,358
   Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                                      609,644        430,826
         Provision for loan losses                                                                          999,364        590,000
         Net (accretion) amortization of debt and equity securities                                          (4,330)       215,777
         Mortgage loans originated for sale                                                             (27,424,422)   (16,379,841)
         Proceeds from mortgage loans sold                                                               31,075,836     23,048,163
         Gain on sale of mortgage loans                                                                    (527,862)      (360,337)
         Noncash compensation expense attributed to stock option grants                                      85,805         52,899
         Increase in accrued interest receivable                                                           (197,478)      (607,776)
         Increase in accrued interest payable                                                                 3,988        401,938
         Other, net                                                                                         846,232        905,110
                                                                                                       ------------   ------------
            Net cash provided by operating activities                                                     6,601,875      9,168,117
                                                                                                       ------------   ------------
Cash flows from investing activities:
   Purchases of available for sale debt and equity securities                                           (26,157,435)   (11,581,942)
   Purchases of equity securities                                                                          (512,200)      (355,000)
   Proceeds from sale of available for sale debt securities                                              11,116,940             --
   Proceeds from maturities and principal paydowns on available for sale debt and equity securities      12,391,634      9,724,797
   Proceeds from maturities and principal paydowns on held to maturity debt securities                           --        100,000
   Net increase in loans                                                                                (33,193,811)   (47,397,540)
   Recoveries of loans previously charged off                                                                69,998         24,217
   Net decrease in assets held for sale                                                                   7,768,658      2,176,886
   Net decrease in liabilities held for sale                                                             (1,191,257)    (2,789,631)
   Proceeds from sale of fixed assets                                                                            --         11,079
   Purchases of fixed assets                                                                                (79,417)      (318,190)
                                                                                                       ------------   ------------
            Net cash used in investing activities                                                       (29,786,890)   (50,405,324)
                                                                                                       ------------   ------------
Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing deposit accounts                                       9,867,754     (5,062,919)
   Net increase (decrease) in interest bearing deposit accounts                                          13,934,254     (2,410,834)
   Maturities and paydowns of Federal Home Loan Bank advances                                           (20,030,436)       (23,795)
   Proceeds from borrowings of Federal Home Loan Bank advances                                           20,000,000      1,500,000
   Proceeds from notes payable                                                                              100,000        500,000
   Cash dividends paid                                                                                     (190,652)      (162,916)
   Proceeds from the exercise of common stock options                                                       380,142        278,257
                                                                                                       ------------   ------------
            Net cash provided by (used in) by financing activities                                       24,061,062     (5,382,207)
                                                                                                       ------------   ------------
            Net increase in cash and cash equivalents                                                       876,047    (46,619,414)
Cash and cash equivalents, beginning of period                                                           72,485,483     84,236,186
                                                                                                       ------------   ------------
Cash and cash equivalents, end of period                                                               $ 73,361,530   $ 37,616,772
                                                                                                       ============   ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                                         $  2,830,800   $  3,460,611
      Income taxes                                                                                            3,616             --
                                                                                                       ============   ============
   Noncash transactions:
      Transfers to other real estate owned in settlement of loans                                           344,985             --
                                                                                                       ============   ============

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the "Company" or "Enterprise Financial") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The consolidated financial statements include the accounts of Enterprise Financial Services Corp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 2002 have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2)  Segment Disclosure

     Management segregates the Company into three distinct businesses for evaluation purposes: Enterprise Bank, Enterprise Trust and Corporate and Intercompany and Reclassifications. The segments are evaluated separately on their individual performance, as well as their contribution to the Company as a whole.

     The Corporate, Intercompany, and Reclassifications segment includes the holding company and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank.

     The majority of the Company's assets and income result from Enterprise Bank (the "Bank"). The Bank consists of three banking branches and an operations center in the St. Louis County area, two banking branches in the Kansas City region and three banking branches in the Southeast Kansas region (which were subsequently sold on April 4, 2003). The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

     Enterprise Trust, which is a division of the Bank, provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

The following are the financial results and balance sheet information for the Company's operating segments as of March 31, 2003 and December 31, 2002, and for the three month periods ended March 31, 2003 and 2002 (unaudited):

                                                                  Corporate,
                                  Enterprise    Enterprise       Intercompany,
Balance sheet information:           Bank         Trust      and Reclassifications      Total
                                 ------------   ----------   ---------------------   ------------
March 31, 2003
Loans, less unearned loan fees   $712,153,863       $--           $        --        $712,153,863
Assets held for sale               28,632,758        --                    --          28,632,758
Goodwill                            2,087,537        --                    --           2,087,537
Deposits                          740,367,709        --              (187,427)        740,180,282
Borrowings                         31,892,279        --            15,000,000          46,892,279
Liabilities held for sale          48,861,766        --                    --          48,861,766
Total assets                     $899,947,300       $--           $ 2,350,075        $902,297,375
                                 ============       ===           ===========        ============

December 31, 2002
Loans, less unearned loan fees   $679,799,399       $--           $        --        $679,799,399
Assets held for sale               36,401,416        --                    --          36,401,416
Goodwill                            2,087,537        --                    --           2,087,537
Deposits                          717,135,113        --              (820,839)        716,314,274
Borrowings                         31,822,797        --            15,000,000          46,822,797
Liabilities held for sale          50,053,023        --                    --          50,053,023
Total assets                     $873,035,220       $--           $ 3,751,281        $876,786,501
                                 ============       ===           ===========        ============

                                                                         Corporate,
                                          Enterprise   Enterprise       Intercompany,
Income statement information:                Bank        Trust      and Reclassifications     Total
                                          ----------   ----------   ---------------------   ----------
Three months ended March 31, 2003
Net interest income                       $8,362,158    $      --        $  (307,659)       $8,054,499
Provision for loan losses                    999,364           --                 --           999,364
Noninterest income                         1,193,478      589,555             (4,593)        1,778,440
Noninterest expense                        5,537,323      769,093            726,376         7,032,792
                                          ----------    ---------        -----------        ----------
Income (loss) before income tax expense    3,018,949     (179,538)        (1,038,628)        1,800,783
Income tax expense (benefit)               1,114,769      (66,429)          (382,655)          665,685
                                          ----------    ---------        -----------        ----------
Net income (loss)                         $1,904,180    $(113,109)       $  (655,973)       $1,135,098
                                          ==========    =========        ===========        ==========

Three months ended March 31, 2002
Net interest income                       $7,440,843    $      --        $  (273,929)       $7,166,914

Provision for loan losses                    590,000           --                 --           590,000
Noninterest income                           879,860      629,056            (17,196)        1,491,720
Noninterest expense                        5,443,112      659,549            530,026         6,632,687
                                          ----------    ---------        -----------        ----------
Income (loss) before income tax expense    2,287,591      (30,493)          (821,151)        1,435,947
Income tax expense (benefit)                 875,003      (11,282)          (299,132)          564,589
                                          ----------    ---------        -----------        ----------
Net income (loss)                         $1,412,588    $ (19,211)       $  (522,019)       $  871,358
                                          ==========    =========        ===========        ==========

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

Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income net of taxes and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three months ended March 31, 2003 and 2002, a net interest differential of $395,883 and $180,145, respectively, was included in interest income on loans.

The Bank entered into three interest rate swaps in order to limit exposure from falling interest rates. The first swap was executed in January 2002 and had a $40 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the prime rate and receive a fixed rate of 6.255%. The second swap was also executed in January 2002 and was a "receive fixed" interest rate of 6.97% and paid an adjustable rate equivalent to the prime rate, had a notional amount of $20 million and a term of three years. The third interest rate swap, executed in March 2003, was a "receive fixed" interest rate of 5.3425% and paid an adjustable rate equivalent to the prime rate, a notional amount of $30 million and a term of three years. The swaps pay interest on a quarterly basis and the net cash flow paid or received is included in interest income on loans. The swaps qualify as "cash flow hedges" under SFAS No. 133, so changes in the fair value of the swaps are recognized as part of other comprehensive income. On March 31, 2003, the Bank had $2.4 million in cash collateral from the counter party on the interest rate swap agreements, which is included on the balance sheet as notes payable and other borrowings. The cash collateral is interest bearing at an interest rate that floats with the three month London Inter Bank Offered Rate ("LIBOR").

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Banks' credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counter parties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. On March 31, 2003 the Bank had credit exposure of $327,049.

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

In May 2002, the Bank executed an interest rate swap to limit the risk of a change in the fair value of the $20 million in fixed interest rate brokered CDs obtained simultaneously. The swap had a $20 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the three-month LIBOR plus 19 basis points and receive a fixed rate of 3.55%. The terms allow for semiannual payments for both sides of the swap. The swap qualifies for the "shortcut method" under SFAS No. 133. As a result, changes in the fair value of the swap directly offset changes in the fair value of the hedged item (i.e., brokered CDs). The impact of the swap on the Company's statement of operations is that it converts the fixed interest rate on the brokered CDs to a variable interest rate. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three months ended March 31, 2003, a net interest differential of $98,112 decreased interest expense on certificates of deposit.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of March 31, 2003 were as follows:

             Maturity     Notional     Interest Rate   Interest Rate     Fair
  Hedge        Date        Amount          Paid          Received       Value
----------   ---------   -----------   -------------   -------------   --------
Cash flow    1/29/2005   $20,000,000        4.25%           6.97%      $997,400
Cash flow    1/29/2004    40,000,000        4.25            6.26        863,756
Fair Value   5/10/2004    20,000,000        1.54            3.55        601,241
Cash flow    3/21/2006    30,000,000        4.25            5.34        220,652

(4)  New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have implemented the requirements of FASB Interpretation No.45 and determined they did not have a material effect on our consolidated financial statements other than the additional disclosure requirements.

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

In April of 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this Statement are applied prospectively.

(5)  Sale of Southeast Kansas Branches

On December 30, 2002, the Company signed an Asset Purchase Agreement to sell its Humboldt, Chanute and Iola, Kansas branches ("Southeast Kansas branches") to Emprise Financial Corporation based in Wichita, Kansas. Assets of $28.6 and $36.4 million and deposits of $48.9 and $50.1 million associated with these branches are shown as "held for sale" on the Company's balance sheet at March 31, 2003 and December 31, 2002, respectively. The Company received a 2.5% premium on loans and a 4.75% premium on deposits, which generated a $3.1 million pretax gain. All other items were sold at book value. There are approximately $350,000 in expenses and a $150,000 goodwill write-off related to the sale. The sale was subject to the satisfaction of customary conditions, including regulatory approvals, and closed on April 4, 2003. The Southeast Kansas branches are included in the Enterprise Banking segment.

Following is the detail of assets and liabilities held for sale at March 31, 2003 and December 31, 2002:

                                         March 31,    December 31,
                                           2003           2002
                                        -----------   ------------
Assets held for sale:
Loans, less unearned loan fees          $27,557,631    $35,294,138
Fixed assets, net                         1,075,127      1,107,278
                                        -----------    -----------
      Total assets held for sale         28,632,758     36,401,416
                                        ===========    ===========

Liabilities held for sale:
Demand deposits                           5,876,407      5,619,146
Interest bearing transaction accounts    12,036,278     12,284,145
Money market accounts                     3,967,197      4,726,423
Savings                                   5,126,580      5,106,036
Certificates of deposit:
   $100,000 and over                      1,639,570      1,650,261
   Other                                 20,215,734     20,667,012
                                        -----------    -----------
      Total liabilities held for sale   $48,861,766    $50,053,023
                                        ===========    ===========

(6)  Stock Option Plans

As allowed by SFAS No. 123, the Company has elected to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                    Three months ended
                                                         March 31,
                                                  ----------------------
                                                     2003        2002
                                                  ----------   ---------
Net income, as reported                           $1,135,098   $ 871,358
Deduct total stock-based employee  compensation
   expense determined under fair-value-based
   method for all rewards, net of tax               (221,463)   (143,823)
                                                  ----------   ---------
      Pro forma net income                        $  913,635   $ 727,535
                                                  ==========   =========
Earnings per share:
   Basic:
      As reported                                 $     0.12   $    0.09
      Pro forma                                         0.10        0.08

   Diluted:
      As reported                                 $     0.12   $    0.09
      Pro forma                                         0.09        0.08

(7)  Disclosures about Financial Instruments

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

The Company's extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2003 and December 31, 2002, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of March 31, 2003 and December 31, 2002 is as follows:

                                 March 31,    December 31,
                                   2003           2002
                               ------------   ------------
Commitments to extend credit   $191,770,398   $183,070,617
Standby letters of credit        22,657,225   $ 17,755,979
                               ============   ============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2003, approximately $7,746,505 represents fixed rate loan commitments. Of the total commitments to extend credit at December 31, 2002, approximately $6,070,659 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank's customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 9 years at March 31, 2003.

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

                                  Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002 and the year ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                               Financial Condition

Total assets at March 31, 2003 were $902 million, an increase of $25 million, or 3%, over total assets of $877 million at December 31, 2002. Loans and leases, net of unearned loan fees, were $712 million, an increase of $32 million, or 5%, over total loans and leases of $680 million at December 31, 2002. The increase in loans is attributed, in part, to the success of the efforts of the Company's relationship officers. Federal funds sold, interest-bearing deposits and investment securities were $100 million at March 31, 2003 and December 31, 2002.

Total deposits at March 31, 2003 were $740 million, an increase of $24 million, or 3%, over total deposits of $716 million at December 31, 2002. Certificates of deposits were $169 million, an increase of $12 million, or 8%, over certificates of deposits at December 31, 2002. The Bank executed a $10 million brokered certificate of deposit in March 2003.

Total shareholders' equity at March 31, 2003 was $60.2 million, an increase of $1.3 million, or 3%, over total shareholders' equity of $58.8 million at December 31, 2002. The increase in equity is due to net income of $1.1 million for the three months ended March 31, 2003, the exercise of incentive stock options by employees, less dividends paid to shareholders, and a decrease in accumulated other comprehensive income.

Results of Operations

Net income was $1,135,098 for the three month period ended March 31, 2003, an increase of 30% compared to net income of $871,358 for the same period in 2002. The increase in net income for the three months ended March 31, 2003 is attributable to an increase in net interest income and an increase in noninterest income partially offset by an increase in noninterest expense and provision for loan losses. Basic earnings per share for the three month period ended March 31, 2003 and 2002 were $0.12 and $0.09, respectively. Fully diluted earnings per share for the three month periods ended March 31, 2003 and 2002 were $0.12 and $0.09, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $8.1 million, or 4.08%, of average interest-earning assets, for the three months ended March 31, 2003, compared to $7.2 million, or 3.92%, of average interest-earning assets, for the same period in 2002. The $965,000 increase in net interest income for the three months ended March 31, 2003 as compared to the same period in 2002 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the three months ended March 31, 2003 were $809 million, a $65 million, or 9%, increase over $744 million, during the same period in 2002. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 5.51% for the three month period ended March 31, 2003 compared to 6.02% for the three month period ended March 31, 2002. The decrease in asset yield was primarily due to a 50 basis point decrease in the prime rate since March 31, 2002 and a general decrease in the average yield on new fixed rate loans and investment securities. Average interest-bearing liabilities increased to $647 million for the three months ended March 31, 2003 from $610 million for the same period in 2002. The cost of interest-bearing liabilities decreased to 1.78% for the three months ended March 31, 2003 compared to 2.57% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates for all sources of funding and a change in the mix of liabilities. Demand deposits increased $29 million, or 25%, to $145 million for the three months ended March 31, 2003 from $116 million for the same period in 2002. Interest bearing liabilities as a percent of average assets decreased to 75.42% for the three months ended March 31, 2003 from 78.13% for the same period in 2002. The increase in demand deposit accounts, money market accounts and savings accounts is attributed to continued calling efforts of the Company's relationship officers. Certificate of deposit accounts decreased to $181 million at March 31, 2003 from $191 million at March 31, 2002. This decrease in certificate of deposit accounts is a result of their relative unattractiveness to customers as compared to money market and other more liquid products in the current rate environment. The decrease in certificate of deposit accounts was replaced with Federal Home Loan Bank borrowings. The Company issued $4 million in floating rate Trust Preferred Securities in June 2002.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three month periods ended March 31, 2003 and 2002:

                                                                            Three Months Ended March 31,
                                                -----------------------------------------------------------------------------------
                                                                  2003                                        2002
                                                ----------------------------------------   ----------------------------------------
                                                            Percent   Interest   Average              Percent    Interest   Average
                                                 Average   of Total    Income/    Yield/    Average   of Total    Income/    Yield/
                                                 Balance    Assets     Expense     Rate     Balance    Assets     Expense     Rate
                                                --------   --------   --------   -------   --------   --------   --------   -------
                                                                            (Dollars in Thousands)
Assets
Interest-earning assets:
   Loans (1) (2)                                $728,395     84.87%    $10,464    5.83%    $668,497     85.58%    $10,479     6.36%
   Taxable investments in debt
      and equity securities                       65,637      7.65         482    2.98       47,924      6.13         458     3.87
   Non-taxable investments in debt
      and equity securities (2)                       27        --          --    4.25           73      0.01           1     7.72
   Federal funds sold                             14,925      1.74          38    1.03       24,068      3.08          92     1.55
   Interest-bearing deposits                          79      0.01          --    0.29        3,397      0.43          17     2.05
                                                --------    ------     -------             --------    ------     -------
Total interest-earning assets                    809,063     94.27     $10,984    5.51%     743,959     95.23     $11,047     6.02%
Non interest-earning assets:
   Cash and due from banks                        32,907      3.83                           24,614      3.15
   Fixed assets, net                               8,686      1.01                            9,953      1.27
   Prepaid expenses and other assets              16,668      1.95                           10,267      1.31
   Allowance for loan losses                      (9,122)    (1.06)                          (7,569)    (0.96)
                                                --------    ------                         --------    ------
   Total assets                                 $858,202    100.00%                        $781,224    100.00%
                                                ========    ======                         ========    ======
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing transaction accounts        $ 63,857      7.44%    $    52    0.33%    $ 66,297      8.48%    $    68     0.42%
   Money market accounts                         344,295     40.12         927    1.09      317,383     40.62       1,274     1.63
   Savings                                         8,839      1.03          14    0.64        8,328      1.07          21     1.02
   Certificates of deposit                       180,867     21.08       1,232    2.76      190,740     24.42       2,041     4.34
   Guaranteed preferred beneficial interest
      in subordinated debentures                  15,000      1.75         309    8.35       11,000      1.41         259     9.55
   Borrowed funds                                 34,301      4.00         301    3.56       16,689      2.13         200     4.86
                                                --------    ------     -------             --------    ------     -------
Total interest-bearing liabilities               647,159     75.42       2,835    1.78      610,437     78.13       3,863     2.57
Noninterest-bearing liabilities:
   Demand deposits                               144,803     16.87                          115,739     14.82
   Other liabilities                               5,277      0.61                            2,100      0.27
                                                --------    ------                         --------    ------
   Total liabilities                             797,239     92.90                          728,276     93.22
   Shareholders' equity                           60,963      7.10                           52,948      6.78
                                                --------    ------                         --------    ------
   Total liabilities and shareholders' equity   $858,202    100.00%                        $781,224    100.00%
                                                ========    ======                         ========    ======
Net interest income                                                    $ 8,149                                    $ 7,184
                                                                       =======                                    =======
Net interest spread                                                               3.73                                        3.46
Net interest rate margin (3)                                                      4.08%                                       3.92%
                                                                                  ====                                        ====

(1) Average balances include non-accrual loans. The income on such loans is included in interest income but is recognized only upon receipt. Loan fees included in interest income are approximately $380,000 and $335,000 for the three months ended March 31, 2003 and 2002, respectively.
(2) Non-taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
(3)  Net interest income divided by average total interest-earning assets.

During the three months ended March 31, 2003, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1,004,000. Interest income decreased $1,067,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of savings and money market accounts, guaranteed preferred beneficial interests in subordinated debentures, and borrowed funds resulted in an increase in interest expense of $252,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $1,280,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended March 31, 2003 as compared to the same period in 2002 was a decrease in interest income of $63,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $1,028,000.

The following table sets forth on a tax equivalent basis, for the three months ended March 31, 2003 compared to the same period ended March 31, 2002, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                             2003 Compared to 2002
                                          Increase (Decrease) Due to
                                         -----------------------------
                                         Volume(1)   Rate(2)     Net
                                         ---------   -------   -------
                                            (Dollars in Thousands)
Interest earned on:
   Loans                                   $  898    $  (913)  $   (15)
   Taxable investments in debt and
      equity securities                       144       (120)       24
   Nontaxable investments in debt
      and equity securities (3)                (0)        (1)       (1)
   Federal funds sold                         (29)       (25)      (54)
   Interest-bearing deposits                   (9)        (8)      (17)
                                           ------    -------   -------
      Total interest-earning assets        $1,004    $(1,067)  $   (63)
                                           ------    -------   -------

Interest paid on:
   Interest-bearing transaction
      accounts                             $   (2)   $   (14)  $   (16)
   Money market accounts                      102       (449)     (347)
   Savings                                      1         (8)       (7)
   Certificates of deposit                   (101)      (708)     (809)
   Guaranteed preferred beneficial
      interests in subordinated
      debentures                               86        (36)       50
   Borrowed funds                             166        (65)      101
                                           ------    -------   -------
      Total                                   252     (1,280)   (1,028)
                                           ------    -------   -------
Net interest income                        $  752    $   213   $   965
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

Provision for Loan Losses

The provision for loan losses was $999,000 and $590,000 for the three month periods ended March 31, 2003 and 2002, respectively. The Company had net charge offs of $424,000 for the three months ended March 31, 2003 compared to net charge offs of $30,000 during the same period ended March 31, 2002. In March 2003, the Company had a partial charge off of $494,000 related to a problem loan relationship. The increase in provision for loan losses during the first three months of 2003 as compared to the same period in 2002 was due to a $2,179,000 increase in non-performing loans, an increase in loans charged off and a concern with the current downward trend in the economic environment from March 31, 2002 to March 31, 2003. Two relationships comprise $3.2 million or 71% of the nonaccrual loans at March 31, 2003.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

                                                        Three months ended
                                                             March 31,
                                                        -------------------
                                                          2003       2002
                                                        --------   --------
                                                      (Dollars in thousands)

Allowance at beginning of period                        $  8,600   $  7,296
Loans charged off:
   Commercial and industrial                                 494         31
   Real estate:
      Commercial                                              --         14
      Construction                                            --         --
      Residential                                             --         --
   Consumer and other                                         --          9
                                                        --------   --------
   Total loans charged off                                   494         54
                                                        --------   --------
Recoveries of loans previously charged off:
   Commercial and industrial                                   3         10
   Real estate:
      Commercial                                              --          5
      Construction                                            --         --
      Residential                                             18         --
   Consumer and other                                         49          9
                                                        --------   --------
   Total recoveries of loans previously charged off           70         24
                                                        --------   --------
Net loans charged off                                        424         30
                                                        --------   --------
Provision for loan losses                                    999        590
                                                        --------   --------
Allowance at end of period                              $  9,175   $  7,856
                                                        ========   ========

Average loans                                           $728,395   $668,497
Total loans                                             $712,154   $650,091
Nonperforming loans                                     $  5,013   $  2,834

Net charge-offs to average loans (annualized)               0.24%      0.02%
Allowance for loan losses to total loans                    1.29%      1.21%

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

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table provided in the most recent 10-K Report. The Company does not have a material amount of interest-bearing assets, which would have been included in non-accrual, past due or restructured loans if such assets were loans.

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

The Bank had no loans 90 days past due still accruing interest at March 31, 2003 or December 31, 2002. The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                       March 31,   December 31,
                                         2003          2002
                                       ---------   ------------
                                        (Dollars in Thousands)

Non-accrual loans                       $  4,503     $  2,212
Restructured loans                           510        1,676
                                        --------     --------
   Total nonperforming loans               5,013        3,888
Foreclosed property                          450          125
                                        --------     --------
Total non performing assets             $  5,463     $  4,013
                                        ========     ========

Total assets                            $902,297     $876,787
Total loans, less unearned loan fees    $712,154     $679,799
Total loans plus foreclosed property    $712,604     $679,924

Nonperforming loans to loans                0.70%        0.57%
Nonperforming assets to loans plus
   foreclosed property                      0.77%        0.59%
Nonperforming assets to total assets        0.61%        0.46%

Noninterest Income

Noninterest income was $1,778,440 for the three month period ended March 31, 2003, compared to $1,491,720 for the same period in 2002. The increases are primarily attributed to increases in service charges on deposit accounts, an increase in the gain on the sale of mortgage loans and a $77,884 gain on the sale of securities. Service charges on deposit accounts were $486,627 for the three month period ended March 31, 2003, as compared to $411,894 for the same period in 2002. The increase in service charges on deposit accounts is a result of a decrease in the earnings credit rate on business accounts and an increase in the number of accounts, account activity and services provided. Gains on the sale of mortgage loans were $527,862 for the three month period ended March 31, 2003, as compared to $360,337 for the same period in 2002. The increase in these gains was due to continued demand for refinancing and purchase activities as a result of a very low interest rate environment. These loans are sold into the secondary market with release of the servicing rights. These increases were slightly offset by the $39,501 decrease in the trust and financial advisory income for the three month period ended March 31, 2003 as compared to the same period in 2002. In January 2002, the Company received $77,665 in special commissions on insurance sales. Excluding these special commissions in 2002 the trust and financial advisory income increased $38,164 for the three-month period ended March 31, 2003, as compared to the same period in 2002.

Noninterest Expense

Total noninterest expense was $7,032,792 for the three months ended March 31, 2003, representing a $400,105, or 6% increase from the same period in 2002. This variance was due to increased employee compensation, occupancy costs, insurance expenses and director expenses offset by declines in various discretionary expense categories and reductions in equipment and data processing costs.

Employee compensation and benefits increased $327,250, or 9%, for the months ended March 31, 2003 as compared to the same period in 2002. Approximately $97,000 of this increase was related to higher commission payouts in the mortgage department of the Bank. Another $178,000 of this increase was due to increased accruals under the Company's incentive bonus program and 401K match benefit as the Company exceeded budgeted performance for the quarter. The remaining variance in this category was attributable to annual merit increases for personnel and higher compensation associated with new middle and senior management hired during 2002. Offsetting some of these costs was an overall reduction in staffing levels required as there were 13 fewer full-time equivalent employees at March 31, 2003 versus March 31, 2002.

Occupancy expense increased $18,462, or 4%, for the three months ended March 31, 2003 as compared to the same period in 2002. Most of the increase in occupancy expenses was due to scheduled rent increases on various Company facilities offset by a decrease in building depreciation expense. Upon signing the definitive sales agreement of its Southeast Kansas branches the Company discontinued depreciation on the assets held for sale.

The increase in other noninterest expense is the result of an increase in director expenses, amortization of a noncompete agreement executed on September 30, 2002, and insurance expenses offset by a decrease in meals and entertainment expenses and legal and professional fees. Director expenses were $113,000 for the three months ended March 31, 2003 as compared to $24,000 for the same period in 2002. The Company started paying a monthly retainer fee to several Board Chairmen of the Banking Board of Directors and other key Directors in 2003. In addition, several Board members chose to forfeit their stock appreciation rights and receive cash payments for meeting attendance. The stock appreciation rights still outstanding are marked to the stock market price on a quarterly basis. The $1.30 increase in the stock price from December 31, 2002 to March 31, 2003 resulted in a $66,000 mark to market expense, which is included in the $113,000 in Directors expenses mentioned above. The Company recognized $160,000 in expense related to a noncompete agreement with a former key employee during the three months ended March 31, 2003. Insurance expenses increased $134,000 in 2003 as a result of expected increases in premiums on the renewal of various insurance policies, timing on the payment of insurance premiums, along with increases in certain insurance coverages.

Declines in certain discretionary expense categories like 1) meals, entertainment and travel, 2) stationary and office supplies, and 3) legal and professional fees were due to a concerted effort by management. The $41,212 decrease in furniture, equipment and data processing along with the $21,038 decrease in communications expense was the result of savings from information technology and communications upgrades and the discontinuation of depreciation on assets held for sale on January 1, 2003.

The ratio of noninterest expense to average assets for the three months ended March 31, 2003 was 3.32% versus 3.44% for the same period in 2002. The efficiency ratio, which is total expenses as a percent of total revenues, was 71.5% for the three months ended March 31, 2003 as compared to 76.6% for the same period in 2002. Management is focused on lowering these ratios in future years through improved employee productivity and better expense controls.

Liquidity

Liquidity is provided by the Bank's earning assets, including short-term investments in federal funds sold, maturities in the loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At March 31, 2003, the loan to deposit ratio was 96%, as compared to 95% at December 31, 2002. Federal funds sold, interest bearing deposits and investment securities were $100 million at March 31, 2003 and December 31, 2002. During the three months ended March 31, 2003, the Bank funded net new loans of $33 million, while deposits increased a net $24 million. During March 2003, the Bank obtained $10 million in brokered certificates of deposit with a 2 year maturity, which supplemented its core deposit activities. In April 2003, the Bank absorbed about $15 million in lost liquidity when it closed on the sale of the Southeast Kansas Branches, as they were a net provider of funds.

The Bank closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of March 31, 2003, the Bank has over $99 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, and $50 million from the Federal Reserve under a pledged loan agreement. The Bank also has access to over $50 million in overnight fed funds lines from various banking institutions. In addition, the Company has a $5 million credit line, which can be drawn upon for additional capital injections into the Bank.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes the Bank is well capitalized.

As of March 31, 2003, the most recent notification from the Company's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

At March 31, 2003 and December 31, 2002, Enterprise Financial Services Corp and Enterprise Bank had required and actual capital ratios as follows:

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                         For Capital       Prompt Corrective
                                                      Actual         Adequacy Purposes    Action Provisions (1)
                                              -------------------   -------------------   ---------------------
                                                Amount      Ratio     Amount      Ratio      Amount     Ratio
                                              -----------   -----   -----------   -----   -----------   -------
At March 31, 2003:
   Total Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $80,353,267   10.77%  $59,704,251    8.00%  $        --      --%
      Enterprise Bank                          77,570,807   10.42    59,541,445    8.00    74,426,807   10.00
   Tier I Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $71,178,267    9.54%  $29,852,126    4.00%  $        --      --%
      Enterprise Bank                          68,395,807    9.19    29,770,723    4.00    44,656,084    6.00
   Tier I Capital (to Average Assets)
      Enterprise Financial Services Corp      $71,178,267    8.32%  $25,673,973    3.00%  $        --      --%
      Enterprise Bank                          68,395,807    8.04    25,527,557    3.00    42,545,928    5.00

At December 31, 2002:
   Total Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $78,207,875   10.95%  $57,136,811    8.00%  $        --      --%
      Enterprise Bank                          75,204,737   10.58    56,885,394    8.00    71,106,743   10.00
   Tier I Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $69,607,874    9.75%  $28,568,406    4.00%  $        --      --%
      Enterprise Bank                          66,604,736    9.37    28,442,697    4.00    42,664,046    6.00
   Tier I Capital (to Average Assets)
      Enterprise Financial Services Corp      $69,607,874    7.93%  $26,346,052    3.00%  $        --      --%
      Enterprise Bank                          66,604,736    7.60    26,283,571    3.00    43,805,951    5.00

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

     Item 3: Quantitative and Qualitative Disclosures Regarding Market Risk

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest rate risk while at the same time maximizing income. Management realizes that certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard repricing or "GAP" report subject to different rate shock scenarios. At March 31, 2003, the rate shock scenario models indicated that annual net interest income would change by less than 10% should rates rise 100 basis points and 13% should rates fall 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables (dollars in thousands) present the scheduled maturity of market risk sensitive instruments at March 31, 2003:

                                                                                      Beyond 5
                                                                                    Years or No
                                                                                       Stated
                                  Year 1    Year 2    Year 3    Year 4     Year 5     Maturity     Total
                                 --------   -------   -------   -------   -------   -----------   --------
ASSETS
Investments in debt and
   equity securities             $ 29,619   $18,647   $ 9,493   $ 4,095   $ 1,623     $  5,900    $ 69,377
Interest-bearing
   deposits                            93        --        --        --        --           --          93
Federal funds sold                 30,828        --        --        --        --           --      30,828
Loans (1)(4)                      512,260    65,330    82,163    13,102    21,751       17,548     712,154
Loans held for sale                 3,868        --        --        --        --           --       3,868
                                 --------   -------   -------   -------   -------     --------    --------
Total                            $576,668   $83,977   $91,656   $17,197   $23,374     $ 23,448    $816,320
                                 ========   =======   =======   =======   =======     ========    ========
LIABILITIES
Savings, NOW, money
   market deposits (2)           $405,459   $    --   $    --   $    --   $    --     $     --    $405,459
Certificates of deposit (3)(4)
                                  111,627    43,662    11,498     2,097       373           --     169,257
Guaranteed preferred
   beneficial interest in
   subordinated
   debentures                          --        --        --        --        --       15,000      15,000
Borrowed funds                     17,309     4,920     2,150     1,525     1,250        4,739      31,893
                                 --------   -------   -------   -------   -------     --------    --------
Total                            $534,395   $48,582   $13,648   $ 3,622   $ 1,623     $ 19,739    $621,609
                                 ========   =======   =======   =======   =======     ========    ========

                                             Average
                                            Interest
                                            Rate for
                                              Three
                                             Months
                                              Ended
                                 Carrying   March 31,   Estimated
                                  Value       2003      Fair Value
                                 --------   ---------   ----------
ASSETS
Investments in debt and
   equity securities             $ 69,377      2.98%     $ 69,377
Interest-bearing
   deposits                            93      0.29            93
Federal funds sold                 30,828      1.03        30,828
Loans                             712,154      5.83       726,062
Loans held for sale                 3,868                   3,868
                                 --------                --------
Total                            $816,320                $830,228
                                 ========                ========
LIABILITIES
Savings, NOW, money
   market deposits               $405,459      0.96%     $405,459
Certificates of deposit           169,257      2.76       173,186
Guaranteed preferred
   beneficial interest
   in subordinated
   debentures                      15,000      8.35        15,124
Borrowed funds                     31,893      3.56        32,309
                                 --------                --------
Total                            $621,609                $626,078
                                 ========                ========

     (1)  Year 1 Loans exclude Southeast Kansas Loans held for sale of $27,558.
     (2) Year 1 Savings, Now, Money Market Deposits exclude Southeast Kansas Deposits held for sale of $21,130.
     (3)  Year 1 CD's exclude Southeast Kansas CDs held for sale of $21,855.
     (4)  Adjusted for the impact of the interest rate swaps.

                    Item 4: Disclosure Control and Procedures

As of March 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

                    Item 6: Exhibits and Reports on Form 8-K

(a). Exhibits.

     Exhibit
     Number    Description
     -------   -----------

       11.1    Statement regarding computation of per share earnings

       99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to section (S) 906 of the Sarbanes-Oxley Act of 2002

       99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to section (S) 906 of the Sarbanes-Oxley Act of 2002

(b). During the three months ended March 31, 2003, there were no reports filed on form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 14th day of May 2003.

                                        ENTERPRISE FINANCIAL SERVICES CORP


                                        By: /s/ Kevin C. Eichner
                                            ------------------------------------
                                            Kevin C. Eichner
                                            Chief Executive Officer


                                        By: /s/ Frank H. Sanfilippo
                                            ------------------------------------
                                            Frank H. Sanfilippo
                                            Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


By: /s/ Kevin C. Eichner                Date: May 14, 2003
    ----------------------------
Kevin C. Eichner
Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses


By:/s/ Frank H. Sanfilippo              Date: May 14, 2003
   -----------------------------
Frank H. Sanfilippo
Chief Financial Officer