Form 10-Q
period 2003-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2003-08-14
CIK 1025835

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   ----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--For the quarterly period ended June 30, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from          to

      Commission file number:  001-15373

                                  ------------

                       ENTERPRISE FINANCIAL SERVICES CORP
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              43-1706259
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

150 North Meramec, Clayton, MO                                    63105
(Address of Principal Executive Offices)                        Zip Code)

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

Yes [X]  No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes [_]  No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 30, 2003:

      Common Stock, $.01 par value, 9,565,123 shares outstanding

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

      Consolidated Balance Sheets
      At June 30, 2003 and December 31, 2002...................................1

      Consolidated Statements of Operations
      Three Months and Six Months Ended June 30, 2003 and 2002.................2

      Consolidated Statements of Comprehensive Income
      Three Months and Six Months Ended June 30, 2003 and 2002.................3

      Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2003 and 2002..................................4

      Notes to Consolidated Financial Statements...............................5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................12

   Item 3.  Quantitative and Qualitative Disclosures
            Regarding Market Risk ............................................24

   Item 4.  Controls and Procedures...........................................26

PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders...............27

   Item 6.  Exhibits and Reports on Form 8-K..................................28

   Signatures.................................................................29

   Certifications.............................................................34

                                 PART I - Item 1
               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)

                                                              At June 30,       At December
                                                                 2003            31, 2002
                                                            --------------    --------------
                      Assets
--------------------------------------------------------
Cash and due from banks                                     $   34,750,387    $   39,052,123
Federal funds sold                                              19,374,035        33,367,011
Interest-bearing deposits                                          409,242            66,349
Investments in debt and equity securities:
   Available for sale, at estimated fair value                  57,440,553        66,618,556
   Held to maturity, at amortized cost (estimated
    fair value of $11,240 at June 30, 2003 and
    $12,780 at December 31, 2002)                                   11,042            12,600
                                                            --------------    --------------
      Total investments in debt and equity securities           57,451,595        66,631,156
                                                            --------------    --------------
Loans held for sale                                              5,087,901         6,991,421
Loans, less unearned loan fees                                 735,733,218       679,799,399
   Less allowance for loan losses                                9,538,999         8,600,001
                                                            --------------    --------------
      Loans, net                                               726,194,219       671,199,398
                                                            --------------    --------------
Other real estate owned                                            344,985           125,000
Fixed assets, net                                                7,051,019         7,685,682
Accrued interest receivable                                      3,265,711         3,458,596
Goodwill                                                         1,937,537         2,087,537
Assets held for sale                                                    --        36,401,416
Prepaid expenses and other assets                               10,417,177         9,720,812
                                                            --------------    --------------
      Total assets                                          $  866,283,808    $  876,786,501
                                                            ==============    ==============
         Liabilities and Shareholders' Equity
--------------------------------------------------------
Deposits:
   Demand                                                   $  161,499,276    $  155,596,970
   Interest-bearing transaction accounts                        49,764,531        59,058,224
   Money market accounts                                       347,458,697       341,589,829
   Savings                                                       4,398,609         3,420,987
   Certificates of deposit:
      $100,000 and over                                        138,271,640       105,030,371
      Other                                                     46,621,545        51,617,893
                                                            --------------    --------------
         Total deposits                                        748,014,298       716,314,274
Guaranteed preferred beneficial interests in
 subordinated debentures                                        15,000,000        15,000,000
Federal Home Loan Bank advances                                 29,107,802        29,464,044
Notes payable and other borrowings                               2,358,550         2,358,753
Accrued interest payable                                         1,137,479         1,264,600
Liabilities held for sale                                               --        50,053,023
Accounts payable and accrued expenses                            7,544,844         3,521,857
                                                            --------------    --------------
         Total liabilities                                     803,162,973       817,976,551
                                                            --------------    --------------
Shareholders' equity:
   Commonstock, $.01 par value; authorized
    20,000,000 shares; issued and outstanding
    9,565,123 shares at June 30, 2003 and
    9,497,794 shares at December 31, 2002                           95,651            94,978
   Surplus                                                      39,208,558        38,401,814
   Retained earnings                                            22,025,146        18,673,619
   Accumulated other comprehensive income                        1,791,480         1,639,539
                                                            --------------    --------------
         Total shareholders' equity                             63,120,835        58,809,950
                                                            --------------    --------------
         Total liabilities and shareholders' equity         $  866,283,808    $  876,786,501
                                                            ==============    ==============

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                                                      Three months ended June 30,      Six months ended June 30,
                                                         2003            2002            2003            2002
                                                     -------------   -------------   -------------   -------------
Interest income:
   Interest and fees on loans                        $  10,304,683   $  10,963,836   $  20,673,687   $  21,425,740
   Interest on debt and equity securities:
      Taxable                                              421,415         373,042         888,776         818,082
      Nontaxable                                             4,366              --           4,553             917
   Interest on federal funds sold                           48,091          35,400          86,083         127,226
   Interest on interest-bearing deposits                        50           5,444             107          22,576
   Dividends on equity securities                           18,875          14,640          33,561          27,284
                                                     -------------   -------------   -------------   -------------
         Total interest income                          10,797,480      11,392,362      21,686,767      22,421,825
                                                     -------------   -------------   -------------   -------------
Interest expense:
   Interest-bearing transaction accounts                    48,906          68,817         101,283         137,228
   Money market accounts                                   885,293       1,212,304       1,812,196       2,486,669
   Savings                                                   3,380          22,159          17,775          42,879
   Certificates of deposit:
      $100,000 and over                                    740,637         789,423       1,408,884       1,618,699
      Other                                                377,379       1,061,615         940,694       2,273,051
   Guaranteed preferred beneficial interests in
    subordinated debentures                                308,830         262,607         617,424         521,107
   Federal Home Loan Bank borrowings                       312,199         177,736         602,505         361,836
   Notes payable and other borrowings                       18,188          47,399          28,839          63,140
                                                     -------------   -------------   -------------   -------------
         Total interest expense                          2,694,812       3,642,060       5,529,600       7,504,609
                                                     -------------   -------------   -------------   -------------
         Net interest income                             8,102,668       7,750,302      16,157,167      14,917,216
Provision for loan losses                                1,093,962         530,000       2,093,326       1,120,000
                                                     -------------   -------------   -------------   -------------
         Net interest income after
          provision for loan losses                      7,008,706       7,220,302      14,063,841      13,797,216
                                                     -------------   -------------   -------------   -------------
Noninterest income:
   Service charges on deposit accounts                     406,192         448,747         892,819         860,641
   Trust and financial advisory income                     669,902         540,077       1,259,457       1,169,133
   Other service charges and fee income                     90,656          83,351         187,168         173,784
   Gain on sale of mortgage loans                          586,568         284,906       1,114,430         645,243
   Gain on sale of securities                                   --              --          77,884              --
   Gain on sale of branches                              2,937,976              --       2,937,976              --
   Recoveries and income from Merchant Banc
    investments                                                 --          88,889              --          88,889
                                                     -------------   -------------   -------------   -------------
         Total noninterest income                        4,691,294       1,445,970       6,469,734       2,937,690
                                                     -------------   -------------   -------------   -------------
Noninterest expense:
   Salaries                                              4,039,882       3,352,464       7,802,776       6,812,546
   Payroll taxes and employee benefits                     634,805         650,949       1,348,889       1,322,153
   Occupancy                                               498,879         460,250         974,917         917,826
   Furniture and equipment                                 233,014         254,853         454,446         506,843
   Data processing                                         269,843         259,550         512,233         512,594
   Other                                                 1,900,596       1,388,840       3,516,550       2,927,631
                                                     -------------   -------------   -------------   -------------
         Total noninterest expense                       7,577,019       6,366,906      14,609,811      12,999,593
                                                     -------------   -------------   -------------   -------------
   Income before income tax expense                      4,122,981       2,299,366       5,923,764       3,735,313
Income tax expense                                       1,524,609         850,124       2,190,294       1,414,713
                                                     -------------   -------------   -------------   -------------
Net income                                           $   2,598,372   $   1,449,242   $   3,733,470   $   2,320,600
                                                     =============   =============   =============   =============
Per share amounts
   Basic earnings per share                          $        0.27   $        0.15   $        0.39   $        0.25
      Basic weighted average common shares
       outstanding                                       9,560,529       9,399,560       9,541,552       9,349,433
   Diluted earnings per share                        $        0.26   $        0.15   $        0.38   $        0.24
      Diluted weighted average common shares
         outstanding                                     9,892,558       9,575,650       9,855,507       9,576,225

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (unaudited)

                                                          Three months ended June 30,      Six months ended June 30,
                                                             2003            2002             2003            2002
                                                         -------------   -------------   -------------   -------------
Net income                                               $   2,598,372   $   1,449,242   $   3,733,470   $   2,320,600
Other comprehensive income:
   Unrealized gain on investment securities
    arising during the period, net of tax                      129,647         163,944          73,824          24,758
   Less reclassification adjustment for realized
    gain on sale of securities included in net
    income, net of tax                                              --              --         (51,903)             --
   Unrealized gain on cash flow type derivative
    instruments arising during the period, net of tax           89,100         786,060         130,020         560,340
                                                         -------------   -------------   -------------   -------------
Total other comprehensive income                               218,747         950,004         151,941         585,098
                                                         -------------   -------------   -------------   -------------
Total comprehensive income                               $   2,817,119   $   2,399,246   $   3,885,411   $   2,905,698
                                                         =============   =============   =============   =============

See accompanying notes to unaudited consolidated financial statements.

               ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)

                                                                    Six months ended June 30,
                                                                       2003           2002
                                                                   ------------   ------------
Cash flows from operating activities:
   Net income                                                      $  3,733,470   $  2,320,600
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     695,498        871,158
      Provision for loan losses                                       2,093,326      1,120,000
      Net amortization of debt and equity securities                    511,517        388,346
      Recovery on Merchant Banc investments                                  --         88,889
      Mortgage loans originated                                     (61,338,117)   (29,149,314)
      Proceeds from mortgage loans sold                              64,356,066     37,203,649
      Gain on sale of mortgage loans                                 (1,114,430)      (645,243)
      Noncash compensation expense attributed to stock
       option grants                                                    136,169        103,262
      Decrease (increase) in accrued interest receivable                192,885       (637,396)
      (Decrease) increase in accrued interest payable                  (127,121)       265,292
      Gain on sale of branches                                       (2,937,976)            --
      Final settlement due in sale of branches                        1,447,450             --
      Other, net                                                        658,042         59,883
                                                                   ------------   ------------
         Net cash provided by operating activities                    8,336,779     11,989,126
                                                                   ------------   ------------
Cash flows from investing activities:
   Cash paid in sale of branches                                    (15,241,261)            --
   Purchases of available for sale debt and equity securities       (32,732,760)   (16,387,077)
   Proceeds from sale of available for sale debt securities          11,115,471             --
   Proceeds from maturities and principal paydowns on
    available for sale debt and equity securities                    30,303,217     21,162,540
   Proceeds from maturities and principal paydowns on held to
    maturity debt securities                                              1,558       100,000
   Proceeds from redemption of FHLB stock                                   300          1,000
   Net increase in loans                                            (49,448,499)   (63,210,415)
   Recoveries of loans previously charged off                           145,552         39,214
   Proceeds from sale of fixed assets                                        --         15,578
   Purchases of fixed assets                                           (124,270)      (324,702)
                                                                   ------------   ------------
         Net cash used in investing activities                      (55,980,692)   (58,603,862)
                                                                   ------------   ------------
Cash flows from financing activities:
   Net increase in non-interest bearing deposit accounts              5,218,562     13,201,141
   Net increase (decrease) in interest bearing deposit accounts      24,540,469     (7,923,917)
   Maturities and paydowns of Federal Home Loan Bank advances      (130,356,242)    (3,035,621)
   Proceeds from borrowings of Federal Home Loan Bank advances      130,000,000      2,700,000
   Paydowns of notes payable                                           (100,000)    (2,366,667)
   Proceeds from notes payable                                          100,000      1,000,000
   Proceeds from sale of guaranteed preferred beneficial
    interest in subordinated debentures                                      --      4,000,000
   Cash dividends paid                                                 (381,943)      (327,917)
   Proceeds from the exercise of common stock options                   671,248        587,050
                                                                   ------------   ------------
         Net cash provided by financing activities                   29,692,094      7,834,069
                                                                   ------------   ------------
         Net decrease in cash and cash equivalents                  (17,951,819)   (38,780,667)
Cash and cash equivalents, beginning of period                       72,485,483     84,236,186
                                                                   ------------   ------------
Cash and cash equivalents, end of period                           $ 54,533,664   $ 45,455,519
                                                                   ============   ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                     $  5,656,721   $  7,239,317
      Income taxes                                                    1,566,062      1,079,100
                                                                   ============   ============
   Noncash transactions
      Transfer to other real estate owned in settlement of loans   $    344,985   $     35,000
      Write off of goodwill associated with sale of branches            150,000             --

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the "Company" or "Enterprise Financial") are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The consolidated financial statements include the accounts of Enterprise Financial Services Corp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the consolidated financial statements for the year ended December 31, 2002 have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders' equity.

(2)  Segment Disclosure

     Management segregates the Company into three distinct businesses for evaluation purposes: Enterprise Bank; Enterprise Trust; and Corporate, Intercompany, and Reclassifications. The segments are evaluated separately on their individual performance, as well as their contribution to the Company as a whole.

     The Corporate, Intercompany, and Reclassifications segment includes the holding company and trust preferred securities activities. The Company incurs general corporate expenses and owns Enterprise Bank.

     The majority of the Company's assets and income result from Enterprise Bank (the "Bank"). The Bank consists of three banking branches and an operations center in the St. Louis County area, two banking branches in the Kansas City region and three banking branches in the Southeast Kansas region (which were sold on April 4, 2003). The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

     Enterprise Trust, which is a division of the Bank, provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

The following are the financial results and balance sheet information for the Company's operating segments as of June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003 and 2002 (unaudited):

                                                                            Corporate,
                                                                               Inter
                                                                            company, and
                                              Enterprise      Enterprise     Reclassifi-
                                                Bank            Trust         cations           Total
                                            --------------   ------------   ------------   --------------
Balance Sheet Information:
June 30, 2003
---------------------------------------
Loans, less unearned loan fees              $  735,733,218   $         --   $         --   $  735,733,218
Goodwill                                         1,937,537             --             --        1,937,537
Deposits                                       749,486,794             --     (1,472,496)     748,014,298
Borrowings                                      31,466,352             --     15,000,000       46,466,352
Total assets                                $  864,431,227   $         --   $  1,852,581   $  866,283,808
                                            ==============   ============   ============   ==============

                                                                             Corporate,
                                                                               Inter
                                                                            company, and
                                              Enterprise      Enterprise     Reclassifi-
                                                 Bank           Trust          cations          Total
                                            --------------   ------------   ------------   --------------
December 31, 2002
---------------------------------------
Loans, less unearned loan fees              $  679,799,399   $         --   $         --   $  679,799,399
Assets held for sale                            36,401,416             --             --       36,401,416
Goodwill                                         2,087,537             --             --        2,087,537
Deposits                                       717,135,113             --       (820,839)     716,314,274
Borrowings                                      31,822,797             --     15,000,000       46,822,797
Liabilities held for sale                       50,053,023             --             --       50,053,023
Total assets                                $  873,035,220   $         --   $  3,751,281   $  876,786,501
                                            ==============   ============   ============   ==============

                                                                             Corporate,
                                                                               Inter
                                                                            company, and
                                              Enterprise      Enterprise     Reclassifi-
                                                 Bank            Trust         cations          Total
                                            --------------   ------------   ------------   --------------
Income Statement Information:
Three months ended June 30, 2003
---------------------------------------
Net interest income                         $    8,384,465   $     27,783   $   (309,580)  $    8,102,668
Provision for loan losses                        1,093,962             --             --        1,093,962
Other noninterest income                         4,018,588        689,675        (16,969)       4,691,294
Other noninterest expense                        6,192,150        798,328        586,541        7,577,019
                                            --------------   ------------   ------------   --------------
Income (loss) before income tax expense          5,116,941        (80,870)      (913,090)       4,122,981
Income tax expense (benefit)                     1,891,321        (29,922)      (336,790)       1,524,609
                                            --------------   ------------   ------------   --------------
Net income (loss)                           $    3,225,620   $    (50,948)  $   (576,300)  $    2,598,372
                                            ==============   ============   ============   ==============

                                                                             Corporate,
                                                                               Inter
                                                                            company, and
                                              Enterprise      Enterprise     Reclassifi-
                                                Bank            Trust         cations           Total
                                            --------------   ------------   ------------   --------------
Three months ended June 30, 2002
---------------------------------------
Net interest income                         $    8,018,738   $     13,949   $   (282,385)  $    7,750,302
Provision for loan losses                          530,000             --             --          530,000
Other noninterest income                           803,923        553,156         88,891        1,445,970
Other noninterest expense                        5,029,340        722,774        614,792        6,366,906
                                            --------------   ------------   ------------   --------------
Income (loss) before income tax expense          3,263,321       (155,669)      (808,286)       2,299,366
Income tax expense (benefit)                     1,167,871        (67,598)      (250,149)         850,124
                                            --------------   ------------   ------------   --------------
Net income (loss)                           $    2,095,450   $    (88,071)  $   (558,137)  $    1,449,242
                                            ==============   ============   ============   ==============


                                                                             Corporate,
                                                                               Inter
                                                                            company, and
                                              Enterprise      Enterprise     Reclassifi-
                                                Bank            Trust         cations           Total
                                            --------------   ------------   ------------   --------------
Six months ended June 30, 2003
---------------------------------------
Net interest income                         $   16,727,094   $     47,313   $   (617,240)  $   16,157,167
Provision for loan losses                        2,093,326             --             --        2,093,326
Other noninterest income                         5,192,620      1,298,676        (21,562)       6,469,734
Other noninterest expense                       11,729,473      1,567,421      1,312,917       14,609,811
                                            --------------   ------------   ------------   --------------
Income (loss) before income tax expense          8,096,915       (221,432)    (1,951,719)       5,923,764
Income tax expense (benefit)                     2,991,669        (81,930)      (719,445)       2,190,294
                                            --------------   ------------   ------------   --------------
Net income (loss)                           $    5,105,246   $   (139,502)  $ (1,232,274)  $    3,733,470
                                            ==============   ============   ============   ==============


                                                                             Corporate,
                                                                               Inter
                                                                            company, and
                                              Enterprise      Enterprise     Reclassifi-
                                                 Bank           Trust         cations           Total
                                            --------------   ------------   ------------   --------------
Six months ended June 30, 2002
---------------------------------------
Net interest income                         $   15,444,986   $     28,544   $   (556,314)  $   14,917,216
Provision for loan losses                        1,120,000             --             --        1,120,000
Other noninterest income                         1,668,052      1,197,943         71,695        2,937,690
Other noninterest expense                       10,472,452      1,382,323      1,144,818       12,999,593
                                            --------------   ------------   ------------   --------------
Income (loss) before income tax expense          5,520,586       (155,836)    (1,629,437)       3,735,313
Income tax expense (benefit)                     2,042,874        (78,880)      (549,281)       1,414,713
                                            --------------   ------------   ------------   --------------
Net income (loss)                           $    3,477,712   $    (76,956)  $ (1,080,156)  $    2,320,600
                                            ==============   ============   ============   ==============

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

Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income net of taxes and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and six months ended June 30, 2003, a net interest differential of $425,795 and $821,679, respectively, was included in interest income on loans. For the three and six months ended June 30, 2002, a net interest differential of $255,689 and $435,834, respectively, was included in interest income on loans.

The Bank entered into three interest rate swaps in order to limit exposure from falling interest rates. The first swap was executed in January 2002 and had a $40 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the prime rate and receive a fixed rate of 6.255%. The second swap was also executed in January 2002 and was a "receive fixed" interest rate of 6.97% and paid an adjustable rate equivalent to the prime rate, had a notional amount of $20 million and a term of three years. The third interest rate swap, executed in March 2003, was a "receive fixed" interest rate of 5.3425% and paid an adjustable rate equivalent to the prime rate, had a notional amount of $30 million and a term of three years. The swaps pay interest on a quarterly basis and the net cash flow paid or received is included in interest income on loans. The swaps qualify as "cash flow hedges" under SFAS No. 133, so changes in the fair value of the swaps are recognized as part of other comprehensive income. On June 30, 2003, the Bank had $2.4 million in cash collateral from the counter party on the interest rate swap agreements, which is included on the balance sheet as notes payable and other borrowings. The cash collateral is interest bearing at an interest rate that floats with the six month London Inter Bank Offered Rate ("LIBOR").

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

The Bank entered into two interest rate swaps to limit the risk of a change in the fair value of the fixed interest rate brokered CDs obtained simultaneously. In May 2002, the Bank executed a swap with a $20 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the three-month LIBOR plus 19 basis points and receive a fixed rate of 3.55%. The terms allow for semiannual payments for both sides of the swap. In April 2003, the Bank executed a swap with a $10 million notional amount, a term of three years and obligated the Bank to pay an adjustable rate equivalent to the three-month LIBOR plus 11.3 basis points and receive a fixed rate of 2.45%. The terms allow for semiannual payments on both sides. The swaps qualify for the "shortcut method" under SFAS No. 133. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the hedged item (i.e., brokered CDs). The impact of the swaps on the Company's statement of operations is that it converts the fixed interest rate on the brokered CDs to a variable interest rate. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and six months ended June 30, 2003, a net interest differential of $132,933 and $231,045, respectively, decreased interest expense on certificates of deposit. For the three and six months ended June 30, 2002, a net interest differential of $39,726 decreased interest expense on certificates of deposit.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of June 30, 2003 were as follows:

                                                    Interest
              Maturity     Notional     Interest      Rate         Fair
  Hedge        Date         Amount      Rate Paid   Received       Value
----------   ---------   ------------   ---------   ---------   ------------
Cash flow    1/29/2005   $ 20,000,000        4.00%       6.97%  $    978,542
Cash flow    1/29/2004     40,000,000        4.00        6.26        679,001
Fair Value   5/10/2004     20,000,000        1.47        3.55        434,229
Cash flow    3/21/2006     30,000,000        4.00        5.34        557,593
Fair Value   4/17/2006     10,000,000        1.41        2.45        153,838

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Banks' credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counter parties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. On June 30, 2003 the Bank had credit exposure of $1,148,780.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have implemented the requirements of FASB Interpretation No. 45 and determined they did not have a material effect on our consolidated financial statements other than the additional disclosure requirements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are included in note 6 to these consolidated financial statements.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this Statement are applied prospectively. We are currently evaluating the requirements of SFAS No. 149 and believe such requirements will not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the requirements of SFAS No. 150 and believe such requirements will not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation established accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has two statutory trusts that were formed, prior to January 31, 2003, for the purpose of issuing Trust Preferred Securities (see note 11 to the annual consolidated financial statements). These statutory trusts will be subjected to FIN 46 in the third quarter of 2003. We currently believe the continued consolidation of these trusts is appropriate under FIN 46. However, the application of FIN 46 to this type of trust is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these trusts. The deconsolidation of these statutory trusts would not have a material effect on our consolidated balance sheet or our consolidated statement of operations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

(5) Sale of Southeast Kansas Branches

On April 4, 2003, the Company transferred loans of $27.2 million, fixed assets of $1.1 million, and deposits of $48.2 when it sold its Humboldt, Chanute and Iola, Kansas branches ("Southeast Kansas branches") to Emprise Financial Corporation based in Wichita, Kansas. Assets of $36.4 million and deposits of $50.1 million associated with these branches are shown as "held for sale" on the Company's balance sheet at December 31, 2002. The Company received a 2.5% premium on loans and a 4.75% premium on deposits, which generated a $3.1 million pretax gain less a $150,000 write-off of related goodwill associated with these branches. All other items were sold at book value. There were approximately $343,000 in expenses incurred related to the sale. The sale was subject to the satisfaction of customary conditions, including regulatory approvals. The Southeast Kansas branches were included in the Enterprise Banking segment.

(6) Stock Option Plans

As allowed by SFAS No. 148, the Company has elected to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                      2003           2002           2003           2002
                                                  ------------   ------------   ------------   ------------
Net income, as reported                           $  2,598,372   $  1,449,242   $  3,733,470   $  2,320,600
Deduct total stock-based employee compensation
 expense determined under fair-value-based
 method for all rewards, net of tax                   (298,187)      (133,792)      (519,650)      (277,615)
                                                  ------------   ------------   ------------   ------------
   Pro forma net income                           $  2,300,185   $  1,315,450   $  3,213,820   $  2,042,985
                                                  ============   ============   ============   ============
Earnings per share:
   Basic:
      As reported                                 $       0.27   $       0.15   $       0.39   $       0.25
      Pro forma                                           0.24           0.14           0.34           0.22

   Diluted:
      As reported                                 $       0.26   $       0.15   $       0.38   $       0.24
      Pro forma                                           0.23           0.14           0.33           0.21

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

The Company's extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2003 and December 31, 2002, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of June 30, 2003 and December 31, 2002 is as follows:

                                           June 30,       December 31,
                                             2003             2002
                                        --------------   --------------
Commitments to extend credit            $  212,545,104   $  183,070,617
Standby letters of credit                   20,985,636       17,755,979
                                        ==============   ==============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at June 30, 2003, $7,736,501 represents fixed rate loan commitments. Of the total commitments to extend credit at December 31, 2002, $6,070,659 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank's customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 9 years at June 30, 2003.

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

                                  Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and six month periods ended June 30, 2003 compared to the three and six month periods ended June 30, 2002 and the year ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                               Financial Condition

Total assets at June 30, 2003 were $866 million, a decrease of $11 million, or 1%, from total assets of $877 million at December 31, 2002. The decrease in total assets is the result of the transfer of $36.4 million in assets and $50.1 million in deposits at the closing of the sale of the Southeast Kansas branches on April 4, 2003. Loans and leases, net of unearned loan fees, were $736 million, an increase of $56 million, or 8%, over total loans and leases of $680 million at December 31, 2002. Federal funds sold, interest-bearing deposits and investment securities were $77 million and $100 million at June 30, 2003 and December 31, 2002, respectively. The reduction in these balances since December 31, 2002 supplemented the shortfall in deposit growth to fund new loan volume.

Total deposits at June 30, 2003 were $748 million, an increase of $32 million, or 4%, over total deposits of $716 million at December 31, 2002. Certificates of deposits were $185 million, an increase of $28 million, or 18%, over certificates of deposits at December 31, 2002. The Bank executed three $10 million brokered certificates of deposit during the six months ended June 30, 2003.

Total shareholders' equity at June 30, 2003 was $63.1 million, an increase of $4.3 million, or 7%, over total shareholders' equity of $58.8 million at December 31, 2002. The increase in equity is due to net income of $3.7 million for the six months ended June 30, 2003, the exercise of incentive stock options by employees, and an increase in accumulated other comprehensive income, offset by dividends paid to shareholders.

Results of Operations

Net income was $2,598,372 for the three month period ended June 30, 2003, an increase of 79% compared to the net income of $1,449,242 for the same period in 2002. Net income was $3,733,470 for the six month period ended June 30, 2003, an increase of 61% compared to net income of $2,320,600 for the same period in 2002. The increase in net income for the three and six months ended June 30, 2003 is attributable to an increase in net interest income and an increase in noninterest income including a $2,937,976 gain on the sale of branches partially offset by an increase in noninterest expense and provision for loan losses. Basic earnings per share for the three month periods ended June 30, 2003 and 2002 were $0.27 and $0.15, respectively. Fully diluted earnings per share for the three month periods ended June 30, 2003 and 2002 were $0.26 and $0.15, respectively. Basic earnings per share for the six month periods ended

June 30, 2003 and 2002 were $0.39 and $0.25, respectively. Fully diluted earnings per share for the six month periods ended June 30, 2003 and 2002 were $0.38 and $0.24, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $8.2 million, or 4.05%, of average interest-earning assets, for the three months ended June 30, 2003, compared to $7.8 million, or 4.16%, of average interest-earning assets, for the same period in 2002. The $392,000 increase in net interest income for the three months ended June 30, 2003 as compared to the same period in 2002 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the three months ended June 30, 2003 were $812 million, a $60 million, or 8%, increase over $752 million, during the same period in 2002. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 5.38% for the three month period ended June 30, 2003 compared to 6.11% for the six month period ended June 30, 2002. The decrease in asset yield was primarily due to a 50 basis point decrease in the prime rate since June 30, 2002 and a general decrease in the average yield on new fixed rate loans and investment securities. Average interest-bearing liabilities increased to $640 million for the three months ended June 30, 2003 from $606 million for the same period in 2002. The cost of interest-bearing liabilities decreased to 1.69% for the three months ended June 30, 2003 compared to 2.41% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates for all sources of funding and a change in the mix of liabilities. Average demand deposits increased $17 million, or 13%, to $144 million for the three months ended June 30, 2003 from $127 million for the same period in 2002. Average interest bearing liabilities as a percent of average assets decreased to 74.89% for the three months ended June 30, 2003 from 76.51% for the same period in 2002. The increase in demand deposit accounts, money market accounts and savings accounts is attributed to continued calling efforts of the Company's relationship officers. Average certificate of deposit accounts decreased to $179 million for the three months ended June 30, 2003 from $192 million during the same period in 2002. This decrease in certificate of deposit accounts is a result of their relative unattractiveness to customers as compared to money market and other more liquid products in the current rate environment. The decrease in certificate of deposit accounts was offset by increased Federal Home Loan Bank borrowings. The Company also issued $4 million in floating rate Trust Preferred Securities in June 2002. The increase in average balances are net of the decrease in balances from the sale of the Southeast Kansas branches. The Company transferred $27.2 million in loans, $1.1 million in fixed assets, and $48.2 million in deposits on April 4, 2003 when it sold its Southeast Kansas branches. The Southeast Kansas branches are included in the average balances for the three months ended June 30, 2002.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three month periods ended June 30, 2003 and 2002:

                                                                         Three months ended June 30,
                                                               2003                                        2002
                                           -------------------------------------------  ------------------------------------------
                                                        Percent    Interest   Average                Percent    Interest   Average
                                             Average    of Total    Income/    Yield/    Average    of Total    Income/    Yield/
                                             Balance     Assets     Expense     Rate     Balance     Assets     Expense     Rate
                                           ----------  ---------  ----------  --------  ----------  --------  ----------  --------
                                                                             (Dollars in Thousands)
Assets
Interest-earning assets:
   Loans (1)(2)                            $  726,420      85.00% $   10,398      5.74% $  699,697     88.39% $   11,020      6.32%
   Taxable investments in debt and
    equity securities                          66,826       7.82         440      2.64      41,946      5.30         388      3.71
   Non-taxable investments in debt and
    equity securities(2)                          509       0.06           7      5.52          --        --          --        --
   Federal funds sold                          18,652       2.18          48      1.03       9,312      1.18          35      1.51
   Interest-bearing deposits                       80       0.01           0      0.25         817      0.10           5      2.45
                                           ----------  ---------  ----------            ----------  --------  ----------
Total interest-earning assets                 812,487      95.07      10,893      5.38     751,772     94.97      11,448      6.11
Non-interest-earning assets:
   Cash and due from banks                     29,095       3.40                            25,912      3.27
   Fixed assets, net                            7,441       0.87                             9,688      1.22
   Prepaid expenses and other assets           15,179       1.78                            12,262      1.55
   Allowance for loan losses                   (9,552)     (1.12)                           (8,062)    (1.01)
                                                              --                                --        --
                                           ----------  ---------                        ----------  --------
Total assets                               $  854,650     100.00%                       $  791,572    100.00%
                                           ==========  =========                        ==========  ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing transaction accounts   $   54,099       6.33% $       49      0.36% $   59,578      7.53% $       69      0.46%
   Money market accounts                      347,255      40.63         885      1.02     312,387     39.46       1,212      1.56
   Savings                                      4,081       0.48           3      0.29       8,809      1.11          22      1.00
   Certificates of deposit                    178,745      20.91       1,118      2.51     192,115     24.27       1,851      3.86
   Guaranteed preferred beneficial
    interests in subordinated
    debentures                                 15,000       1.76         309      8.26      11,132      1.41         263      9.48
   Borrowed funds                              40,839       4.78         331      3.25      21,641      2.73         225      4.17
                                           ----------  ---------  ----------            ----------  --------  ----------
Total interest-bearing liabilities            640,019      74.89       2,695      1.69     605,662     76.51       3,642      2.41
Noninterest-bearing liabilities:
   Demand deposits                            144,077      16.86                           127,281     16.08
   Other liabilities                            8,401       0.98                             4,720      0.60
                                           ----------  ---------                        ----------  --------
   Total liabilities                          792,497      92.73                           737,663     93.19
   Shareholders' equity                        62,153       7.27                            53,909      6.81
                                           ----------  ---------                        ----------  --------
   Total liabilities & shareholders'
    equity                                 $  854,650     100.00%                       $  791,572    100.00%
                                           ==========  =========                        ==========  ========
Net interest income                                               $    8,198                                  $    7,806
                                                                  ==========                                  ==========
Net interest spread                                                               3.69%                                       3.70%
Net interest margin(3)                                                            4.05%                                       4.16%
                                                                              ========                                    ========

<F1>
(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $299,000, and $394,000 for 2003 and 2002, respectively.
<F2>
(2) Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
<F3>
(3) Net interest income divided by average total interest earning assets.

Net interest income (on a tax equivalent basis) was $16.3 million, or 4.07%, of average interest-earning assets, for the six months ended June 30, 2003, compared to $15.0 million, or 4.04%, of average interest-earning assets, for the same period in 2002. The $1,350,000 increase in net interest income for the six months ended June 30, 2003 as compared to the same period in 2002 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the six months ended June 30, 2003 were $811 million, a $63 million, or 8%, increase over $748 million, during the same period in 2002. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company's relationship officers. The yield on average interest-earning assets decreased to 5.44% for the six month period ended June 30, 2003 compared to 6.07% for the six month period ended June 30, 2002. The decrease in asset yield was primarily due to a 50 basis point decrease in the prime rate since June 30, 2002 and a general decrease in the average yield on new fixed rate loans and investment securities. Average interest-bearing liabilities increased to $644 million for the six months ended June 30, 2003 from $607 million for the same period in 2002. The cost of interest-bearing liabilities decreased to 1.73% for the six months ended June 30, 2003 compared to 2.49% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates for all sources of funding and a change in the mix of liabilities. Average demand deposits increased $23 million, or 19%, to $144 million for the six months ended June 30, 2003 from $122 million for the same period in 2002. Average interest bearing liabilities as a percent of average assets decreased to 75.19% for the six months ended June 30, 2003 from 77.23% for the same period in 2002. The increase in demand deposit accounts, money market accounts and savings accounts is attributed to continued calling efforts of the Company's relationship officers. Average certificate of deposit accounts decreased to $180 million at June 30, 2003 from $191 million at June 30, 2002. This decrease in certificate of deposit accounts is a result of their relative unattractiveness to customers as compared to money market and other more liquid products in the current rate environment. The decrease in certificate of deposit accounts was offset by Federal Home Loan Bank borrowings. The Company issued $4 million in floating rate Trust Preferred Securities in June 2002. The increase in average balances are net of the decrease in balances from the sale of the Southeast Kansas branches. The Company transferred $27.2 million in loans, $1.1 million in fixed assets, and $48.2 million in deposits on April 4, 2003 when it sold its Southeast Kansas branches. The Southeast Kansas branches are included in the average balances for the six months ended June 30, 2002.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company's average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the six month periods ended June 30, 2003 and 2002:

                                                                         Six months ended June 30,
                                                            2003                                        2002
                                        -------------------------------------------   --------------------------------------------
                                                     Percent    Interest    Average                 Percent    Interest    Average
                                          Average    of Total    Income/    Yield/     Average     of Total    Income/      Yield/
                                          Balance     Assets     Expense     Rate      Balance      Assets     Expense       Rate
                                        ----------   --------   ---------   -------   ----------   --------   ----------   -------
                                                                           (Dollars in Thousands)
Assets
Interest-earning assets:
   Loans (1)(2)                         $  727,402      84.99%  $  20,862      5.78%  $  684,183      87.00%  $   21,507      6.34%
   Taxable investments in debt and
    equity securities                       66,235       7.74         922      2.81       44,919       5.71          845      3.79
   Non-taxable investments in debt
    and equity securities(2)                   269       0.03           7      5.25           37       0.00            1      5.45
   Federal funds sold                       16,798       1.96          86      1.03       16,649       2.12          127      1.54
   Interest-bearing deposits                    80       0.01           0      0.14        2,252       0.29           23      2.06
                                        ----------   --------   ---------             ----------   --------   ----------
Total interest-earning assets              810,784      94.73      21,877      5.44      748,040      95.12       22,503      6.07
Non-interest-earning assets:
   Cash and due from banks                  30,991       3.62                             25,114       3.19
   Fixed assets, net                         8,060       0.94                              9,820       1.25
   Prepaid expenses and other assets        15,325       1.80                             11,267       1.43
   Allowance for loan losses                (9,338)     (1.09)                            (7,817)     (0.99)
                                        ----------   --------                         ----------   --------
   Total assets                         $  855,822     100.00%                        $  786,424     100.00%
                                        ==========   ========                         ==========   ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Interest-bearing transaction
    accounts                            $   58,951       6.89%  $     101      0.35%  $   62,919       8.00%  $      137      0.44%
   Money market accounts                   345,784      40.40       1.812      1.06      314,871      40.04        2,487      1.59
   Savings                                   6,477       0.75          18      0.56        8,570       1.09           43      1.01
   Certificates of deposit                 179,800      21.01       2,350      2.64      191,428      24.34        3,892      4.10
   Guaranteed preferred beneficial
    interests in subordinated
    debentures                              15,000       1.75         617      8.29       11,066       1.41          521      9.49
   Borrowed funds                           37,588       4.39         631      3.39       18,497       2.35          425      4.63
                                        ----------   --------   ---------             ----------   --------   ----------
Total interest-bearing liabilities         643,570      75.19       5,529      1.73      607,351      77.23        7,505      2.49
Noninterest-bearing liabilities:
   Demand deposits                         144,438      16.88                            121,542      15.46
   Other liabilities                         6,253       0.73                              4,099       0.52
                                        ----------   --------                         ----------   --------
   Total liabilities                       794,261      92.81                            732,992      93.21
   Shareholders' equity                     61,561       7.19                             53,432       6.79
                                        ----------   --------                         ----------   --------
   Total liabilities & shareholders'
    equity                              $  855,822     100.00%                        $  786,424     100.00%
                                        ==========   ========                         ==========   ========
Net interest income                                             $  16,348                                     $   14,998
                                                                =========                                     ==========
Net interest spread                                                            3.71%                                          3.58%
Net interest margin(3)                                                         4.07%                                          4.04%
                                                                            =======                                        =======

<F1>
(1) Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $680,000 and $731,000 for the six months ended June 30, 2003 and 2002, respectively.
<F2>
(2) Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
<F3>
(3) Net interest income divided by average total interest earning assets.

During the three months ended June 30, 2003, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $629,000. Interest income decreased $1,184,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of money market accounts, guaranteed preferred beneficial interests in subordinated debentures, and borrowed funds offset by decreases in the average volume of interest-bearing transaction, savings and time deposits resulted in an increase in interest expense of $241,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $1,188,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the six months ended June 30, 2003 as compared to the same period in 2002 was a decrease in interest income of $555,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $947,000.

During the six months ended June 30, 2003, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1,642,000. Interest income decreased $2,268,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of money market accounts, guaranteed preferred beneficial interests in subordinated debentures, and borrowed funds offset by decreases in the average volume of interest-bearing transaction, savings and time deposits resulted in an increase in interest expense of $215,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $2,191,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the six months ended June 30, 2003 as compared to the same period in 2002 was a decrease in interest income of $626,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $1,976,000.

The increase in average balances are net of the decrease in balances from the sale of the Southeast Kansas branches. The Company transferred $27.2 million in loans, $1.1 million in fixed assets, and $48.2 million in deposits on April 4, 2003 when it sold its Southeast Kansas branches. The Southeast Kansas branches are included in the average balances for the three and six month periods ended June 30, 2002.

The following table sets forth on a tax equivalent basis, for the three and six months ended June 30, 2003 compared to the same periods ended June 30, 2002, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

                                                                         2003 Compared to 2002
                                                 3 months ended June 30                          6 months ended June 30
                                               Increase (decrease) due to                      Increase (decrease) due to
                                      --------------------------------------------    --------------------------------------------
                                        Volume(1)        Rate(2)          Net           Volume(1)        Rate(2)          Net
                                      ------------    ------------    ------------    ------------    ------------    ------------
                                                                         (Dollars in Thousands)
Interest earned on:
   Loans (3)                          $        418    $     (1,040)   $       (622)   $      1,315    $     (1,960)   $       (645)
   Taxable investments in debt
    and equity securities                      187            (135)             52             332            (255)             77
   Nontaxable investments in debt
    and equity securities(3)                    --               7               7               6              (0)              6
   Federal funds sold                           27             (14)             13               1             (42)            (41)
   Interest-earning deposits                    (3)             (2)             (5)            (12)            (11)            (23)
                                      ------------    ------------    ------------    ------------    ------------    ------------
      Total interest-earning assets   $        629    $     (1,184)   $       (555)   $      1,642    $     (2,268)   $       (626)
                                      ------------    ------------    ------------    ------------    ------------    ------------
Interest paid on:
   Interest-bearing transaction
    accounts                          $         (6)   $        (14)   $        (20)   $         (8)   $        (28)   $        (36)
   Money market accounts                       128            (455)           (327)            223            (898)           (675)
   Savings                                      (8)            (11)            (19)             (9)            (16)            (25)
   Certificates of deposit                    (122)           (611)           (733)           (225)         (1,317)         (1,542)
   Guaranteed preferred beneficial
    interests in subordinated
    debentures                                  84             (38)             46             149             (53)             96
   Borrowed funds                              165             (59)            106              85             121             206
                                      ------------    ------------    ------------    ------------    ------------    ------------
      Total interest-bearing
       liabilities                             241          (1,188)           (947)            215          (2,191)         (1,976)
                                      ------------    ------------    ------------    ------------    ------------    ------------
Net interest income (loss)            $        388    $          4    $        392    $      1,427    $        (77)   $      1,350
                                      ============    ============    ============    ============    ============    ============

<F1>
(1) Change in volume multiplied by yield/rate of prior period.
<F2>
(2) Change in yield/rate multiplied by volume of prior period.
<F3>
(3) Nontaxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $1,094,000 and $2,093,000 for the three and six month periods ended June 30, 2003, respectively, compared to $530,000 and $1,120,000 for the same periods in 2002. The increase in provision for loan losses during the first six months of 2003 as compared to the same period in 2002 is considered prudent by management in view of strong loan growth in a still-weakened economy, increased concern for credit quality and the company's recent charge-offs. The company experienced $1,154,000 in net charge-offs for the six months ended June 30, 2003 compared to net charge-offs of $190,000 during the same period ended June 30, 2002. Gross charge-offs in the first half of 2003 totaled $1,300,000. This amount is largely associated with one problem loan relationship consisting of several loans which came to Enterprise as part of the acquisition of First Commercial Bank in 2000.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

                                                    Three months ended June 30,      Six months ended June 30,
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
                                                       (Dollars in thousands)          (Dollars in thousands)
Allowance at beginning of period                    $      9,175    $      7,856    $      8,600    $      7,296
Loans charged off:
   Commercial and industrial                                 805             107           1,299             138
   Real estate:
      Commercial                                              --              --              --              14
      Construction                                            --              --              --
      Residential                                             --              --              --
   Consumer and other                                          1              68               1              77
                                                    ------------    ------------    ------------    ------------
   Total loans charged off                                   806             175           1,300             229
                                                    ------------    ------------    ------------    ------------
Recoveries of loans previously charged off:
   Commercial and industrial                                  --              10               3              20
   Real estate:
      Commercial                                              66               3              66               8
      Construction                                            --              --              --              --
      Residential                                             10              --              28              --
   Consumer and other                                         --               2              49              11
                                                    ------------    ------------    ------------    ------------
   Total recoveries of loans previously
    charged off                                               76              15             146              39
                                                    ------------    ------------    ------------    ------------
Net loans charged off                                        730             160           1,154             190
                                                    ------------    ------------    ------------    ------------
Provision for loan losses                                  1,094             530           2,093           1,120
                                                    ------------    ------------    ------------    ------------
Allowance at end of period                          $      9,539    $      8,226    $      9,539    $      8,226
                                                    ============    ============    ============    ============
Average loans                                       $    726,420    $    699,697    $    727,402    $    684,183
Total loans                                              735,733         669,465         735,733         669,465
Nonperforming loans                                        2,808           2,913           2,808           2,913

Net charge-offs to average loans (annualized)               0.40%           0.09%           0.32%           0.06%
Allowance for loan losses to total loans                    1.30            1.23            1.30            1.23
Allowance for loan losses to nonperforming loans          339.71          282.39          339.71          282.39

The Company's credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made.

Adversely rated credits, including loans requiring close monitoring, which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every three months, which are then discussed in formal meetings with the Senior Lending Officer and the Executive Loan Committee. Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or credit analyst department at any time. However, upgrades of risk ratings may only be made with the concurrence of the Executive Loan Committee or at the time of the formal quarterly watch list review meetings.

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

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table provided in the most recent 10-K Annual Report. The Company does not have a material amount of interest-bearing assets, which would have been included in non-accrual, past due or restructured loans if such assets were loans.

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

The Bank had no loans 90 days past due still accruing interest at June 30, 2003 or December 31, 2002. The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                  June 30,      December 31,
                                                    2003            2002
                                                ------------    ------------
                                                   (Dollars in Thousands)

Non-accrual loans                               $      2,808    $      2,212
Restructured loans                                        --           1,676
                                                ------------    ------------
   Total nonperforming loans                           2,808           3,888
Foreclosed property                                      345             125
                                                ------------    ------------
Total non performing assets                     $      3,153    $      4,013
                                                ============    ============
Total assets                                    $    866,284    $    876,787
Total loans, less unearned loan fees                 735,733         679,799
Total loans plus foreclosed property                 736,078         679,924
Nonperforming loans to loans                            0.38%           0.57%
Nonperforming assets to loans plus
 foreclosed property                                    0.43            0.59
Nonperforming assets to total assets                    0.36            0.46

Noninterest Income

Noninterest income was $4,691,294 and $6,469,734 for the three and six month periods ended June 30, 2003, respectively, compared to $1,445,970 and $2,937,690 for the same periods in 2002. The increases are primarily attributed to a $3,087,976 gain on the sale of the Southeast Kansas branches, less a $150,000 write-off of related goodwill, increases in service charges on deposit accounts, an increase in the gain on the sale of mortgage loans, increases in trust and financial advisory income, and a $77,884 gain on the sale of securities. Service charges on deposit accounts were $406,192 and $892,819 for the three and six month periods ended June 30, 2003, as compared to $448,747 and $860,641 for the same periods in 2002. The decrease in service charges on deposit accounts for the three month period ended June 30, 2003 as compared to the same period in 2002, is the result of reduced retail banking activity at the Southeast Kansas Branches which were sold on April 4, 2003. The Southeast Kansas branch activity is included in the three and six month periods ended June 30, 2002. The increase in service charges on deposit accounts for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002 is a result of a decrease in the earnings credit rate on business accounts and an increase in the number of accounts, account activity and services provided offset by decreases related to the sale of the Southeast Kansas branches. Gains on the sale of mortgage loans were $586,568 and $1,114,430 for the three and six month periods ended June 30, 2003, as compared to $284,906 and $645,243 for the same periods in 2002. The increase in these gains is a result of continued high volumes of new originations and refinancings as a result of low mortgage interest rates. These loans are sold into the secondary market with release of the servicing rights. Trust and financial advisory income was $669,902 and $1,259,457 for the three and six month periods ended June 30, 2003 as compared to $540,077 and $1,169,133 for the periods in 2002. The increases in trust and financial advisory income is the result of an increase in the number of accounts and an increase in assets under management to over $1 billion at June 30, 2003, as compared to $879 million at June 30, 2002. Noninterest income was $1,753,318 and $3,531,758 for the three and six months ended June 30, 2003 after adjusting out the $2,937,976 gain on the sale of the Southeast Kansas branches. This is a $307,348, or 21%, and $594,068, or 20%, increase over the three and six month periods ended June 30, 2002.

Noninterest Expense

Total noninterest expense was $7,577,019 and $14,609,811 for the three and six months ended June 30, 2003, representing a $1,210,113, or 17% and $1,610,218 or 12% increase from the same periods in 2002. Expenses related to the sale of the Southeast Kansas branches totaling $343,000 increased performance-based employee compensation, occupancy costs, and director expenses offset by declines in various discretionary expense categories and equipment costs.

Employee compensation and benefits increased $671,274 and $1,016,966 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. Approximately $356,000 and $534,000 of these increases were due to increased accruals under the Company's incentive bonus and 401K match program as the Company exceeded budgeted performance for the quarter and first half of the year. The Company paid employees $177,000 in retention and severance bonuses related to the sale of the Southeast Kansas branches during April 2003. Another $86,000 and $150,000 of this increase was related to higher commission payouts in the mortgage department of the Bank for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. The remaining variance in this category was attributable to annual merit increases for personnel and higher compensation associated with new middle and senior management hired during 2002. Offsetting some of these costs was an overall reduction in staffing levels required, as there were 39 fewer full-time equivalent employees at June 30, 2003 versus June 30, 2002.

Occupancy expense increased $38,629 and $57,091 for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. Most of the increase in occupancy expenses was due to scheduled rent increases on various Company facilities offset by a decrease in building depreciation expense related to the sale of the buildings with the Southeast Kansas branches.

Other noninterest expense was $1,900,596 and $3,516,550 for the three and six month periods ended June 30, 2003 as compared to the $1,388,840 and $2,927,631 for the three and six month periods ended June 30, 2002. The increase in other noninterest expense for the six months ended June 30, 2003 as compared to the same period in 2002 is the result of $83,000 in expenses related to the sale of the Southeast Kansas branches, an increase in director expenses, $380,000 in expenses related to noncompete agreements with two former key employees, and the recognition of a $50,000 legal settlement related to a loan dispute with another bank, offset by a decrease in meals and entertainment expenses and fraud and trading losses. Director expenses were $49,000 and $162,000 for the three and six month periods ended June 30, 2003, respectively, as compared to $24,000 and $48,000 for the same periods in 2002. The Company increased its compensation paid to certain directors whose appointed duties require additional time commitments. In addition, several Board members chose to forfeit their stock appreciation rights and receive cash payments for meeting attendance. The stock appreciation rights still outstanding are marked to the Company's stock market price on a quarterly basis. The $1.30 increase in the stock price from December 31, 2002 to March 31, 2003 resulted in a $66,000 mark to market expense, which is included in the $162,000 of directors expenses mentioned above. There was no expense for marking the stock appreciation rights to market for the three months ended June 30, 2003; the stock price was $13.45 on June 30, 2003, slightly less than the stock price on March 31, 2003. In January 2003, the Company recognized $160,000 in amortization related to a noncompete agreement with a former key employee who resigned on September 30, 2002. During May 2003, the Company recognized $220,000 in expense related to a noncompete agreement with another former key employee.

Declines in certain expense categories like 1) meals and entertainment, 2) stationary and office supplies, and 3) fraud and trading losses were due to a concerted effort by management during the six month periods ended June 30, 2003. The $52,758 decrease in furniture, equipment and data processing expenses along with decreases in communications expense was the result of savings from communications upgrades and the discontinuation of depreciation on Southeast Kansas assets sold in April 2003.

The ratio of noninterest expense to average assets for the three and six month periods ended June 30, 2003 was 3.56% and 3.44%, respectively, versus 3.23% and 3.33% and for the same periods in 2002. The efficiency ratio, which is total noninterest expenses as a percent of total revenues, was 59.22% and 64.57% for the three and six month periods ended June 30, 2003 as compared to 69.23% and 72.81% for the same periods in 2002. After adjusting for the gain and expenses related to the sale of the Southeast Kansas branches and the non compete expenses, the efficiency ratio was

71.17% and 70.53% and the ratio of noninterest expense to average assets was 3.29% and 3.27%, for the three and six month periods ended June 30, 2003, respectively. Management is focused on improving these ratios in future years through employee productivity and expense controls.

The following table presents a breakdown of the gain and expenses related to the sale of the Southeast Kansas branches. The table also presents noninterest income, noninterest expense and the related ratios adjusted for the gain and expenses related to the sale of the Southeast Kansas branches and noncompete expenses.

                                          Three months ended June 30,       Six months ended June 30,
                                             2003            2002             2003             2002
                                         -------------   -------------   --------------   --------------
Net interest income                      $   8,102,668   $   7,750,302   $   16,157,167   $   14,917,216
                                         =============   =============   ==============   ==============
Total noninterest income                 $   4,691,294   $   1,445,970   $    6,469,734   $    2,937,690
Gain on the sale of Southeast
 Kansas  branches                            3,087,976              --        3,087,976               --
Less writeoff of related goodwill              150,000              --           150,00               --
                                         =============   =============   ==============   ==============
Adjusted noninterest income              $   1,753,318   $   1,445,970   $    3,531,758   $    2,937,690
                                         =============   =============   ==============   ==============
Total noninterest expense                $   7,577,019   $   6,366,906   $   14,609,811   $   12,999,593
Severance and retention bonuses                177,161              --          177,161               --
Occupancy                                       27,544              --           27,544               --
Furniture and equipment                         17,626              --           17,626               --
Data Processing                                 37,475              --           37,475               --
Other                                           82,897              --           82,897               --
Noncompete expenses                            220,000              --          380,000               --
                                         -------------   -------------   --------------   --------------
Adjusted noninterest expense             $   7,014,316   $   6,366,906   $   13,887,108   $   12,999,593
                                         =============   =============   ==============   ==============
Efficiency ratio                                 59.22%          69.23%           64.57%           72.81%
Adjusted efficiency ratio                        71.17%          69.23%           70.53%           72.81%
Noninterest expense to average assets             3.56%           3.23%            3.44%            3.33%
Adjusted noninterest expense
 to average assets                                3.29%           3.23%            3.27%            3.33%

Liquidity

Liquidity is provided by the Bank's earning assets, including short-term investments in federal funds sold, maturities in the loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At June 30, 2003, the loan to deposit ratio was 98%, as compared to 95% at December 31, 2002. Federal funds sold, interest bearing deposits and investment securities were $77 million and $100 million at June 30, 2003 and December 31, 2002, respectively. During the six months ended June 30, 2003, the Bank funded net new loans of $56 million, while deposits increased a net $32 million. During 2003, the Bank obtained three $10 million brokered certificates of deposit, which supplemented its core deposit activities. The Bank has a total of $50 million in brokered certificates of deposit or 7% of its total deposits at June 30, 2003. In April 2003, the Bank absorbed about $15 million in lost liquidity when it closed on the sale of the Southeast Kansas Branches, as they were a net provider of funds.

The Bank closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of June 30, 2003, the Bank has over $110 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, and $45 million from the Federal Reserve under a pledged loan agreement. The Bank also has access to over $70 million in overnight fed funds lines from various banking institutions. In addition, the Company has a $5 million credit line, which can be drawn upon for additional capital injections into the Bank.

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

As of June 30, 2003, the most recent notification from the Company's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

At June 30, 2003 and December 31, 2002, Enterprise Financial Services Corp and Enterprise Bank had required and actual capital ratios as follows:

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                       Actual              Adequacy Purposes      Action Provisions (1)
                                              -----------------------   ----------------------   -----------------------
                                                 Amount       Ratio        Amount       Ratio       Amount       Ratio
                                              ------------  ---------   ----------------------   -------------  --------
At June 30, 2003:
   Total Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $ 83,400,434      11.18%  $ 59,653,914      8.00%  $          --        --%
      Enterprise Bank                           79,705,939      10.72     59,503,855      8.00      74,379,819     10.00
   Tier I Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $ 74,076,818       9.93%  $ 29,826,957      4.00%  $          --        --%
      Enterprise Bank                           70,405,480       9.47     29,751,928      4.00      44,627,891      6.00
   Tier I Capital (to Average Assets)
      Enterprise Financial Services Corp      $ 74,076,818       8.69%  $ 25,571,924      3.00%  $          --        --%
      Enterprise Bank                           70,405,480       8.28     25,511,446      3.00      42,519,077      5.00

At December 31, 2002:
   Total Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $ 78,207,875      10.95%  $ 57,136,811      8.00%  $          --        --%
      Enterprise Bank                           75,204,737      10.58     56,885,394      8.00      71,106,743     10.00
   Tier I Capital (to Risk Weighted Assets)
      Enterprise Financial Services Corp      $ 69,607,874       9.75%  $ 28,568,406      4.00%  $          --        --%
      Enterprise Bank                           66,604,736       9.37     28,442,697      4.00      42,664,046      6.00
   Tier I Capital (to Average Assets)
      Enterprise Financial Services Corp      $ 69,607,874       7.93%  $ 26,346,052      3.00%  $          --        --%
      Enterprise Bank                           66,604,736       7.60     26,283,571      3.00      43,805,951      5.00

(1) There are no regulatory guidelines for defining "well capitalized" for Bank Holding Companies as opposed to Banks.

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

Item 3: Quantitative and Qualitative Disclosures Regarding Market Risk

The Company's exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest rate risk while at the same time maximizing income. Management realizes that certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard repricing or "GAP" report subject to different rate shock scenarios. At June 30, 2003, the rate shock scenario models indicated that annual net interest income would increase by less than 12% should rates rise 100 basis points and decrease by less than 13% should rates fall 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables (dollars in thousands) present the scheduled maturity of market risk sensitive instruments at June 30, 2003:

                                                                                         Beyond 5
                                                                                          Years
                                                                                          or No
                                                                                          Stated
                                Year 1      Year 2      Year 3      Year 4     Year 5    Maturity     Total
                              ---------   ---------   ---------   ---------   --------   --------   ---------
ASSETS
Investments in debt and
 equity securities            $  21,668   $  17,864   $   2,713   $   3,573   $  4,068   $  7,566   $  57,452
Interest-bearing
 deposits                           409          --          --          --         --         --         409
Federal funds sold               19,374          --          --          --         --         --      19,374
Loans (1)                       545,290      60,902      80,342      12,078     19,337     17,784     735,733
Loans held for sale               5,088          --          --          --         --         --       5,088
                              ---------   ---------   ---------   ---------   --------   --------   ---------
Total                         $ 591,829   $  78,766   $  83,055   $  15,651   $ 23,405   $ 25,350   $ 818,056
                              =========   =========   =========   =========   ========   ========   =========
LIABILITIES
Savings, NOW, money
 market deposits              $ 401,622   $      --   $      --   $      --   $     --   $     --   $ 401,622
Certificates of deposit (1)     126,944      47,039       8,597       1,963        350         --     184,893
Guaranteed preferred
 beneficial interest in
 subordinated debentures             --          --          --          --         --     15,000      15,000
Borrowed funds                   19,208       3,820       1,350       1,425        950      4,713      31,466
                              ---------   ---------   ---------   ---------   --------   --------   ---------
Total                         $ 547,774   $  50,589   $   9,947   $   3,388   $  1,300   $ 19,713   $ 632,981
                              =========   =========   =========   =========   ========   ========   =========


                                          Average
                                         Interest
                                         Rate for
                                        Six Months
                                          Ended
                            Carrying     June 30,     Estimated
                              Value        2003       Fair Value
                           ----------   -----------   ----------
ASSETS
Investments in debt
and equity securities      $   57,452          2.82%  $   57,452
Interest-bearing
 deposits                         409          0.14          409
Federal funds sold             19,374          1.03       19,374
Loans                         735,733          5.78      749,113
Loans held for sale             5,088                      5,088
                           ----------                 ----------
Total                      $  818,056                 $  831,436
                           ==========                 ==========
LIABILITIES
Savings, NOW, money
 market deposits           $  401,622          0.95%  $  401,622
Certificates of deposit       184,893          2.64      186,633
 Guaranteed preferred
 beneficial interest in
 subordinated debentures       15,000          8.29       15,122
Borrowed funds                 31,466          3.39       31,819
                           ----------                 ----------
Total                      $  632,981                 $  635,196
                           ==========                 ==========

(1)  Adjusted for the impact of the interest rate swaps.

                        Item 4: Controls and Procedures

As of June 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                PART II - Item 4:
               Submission of Matters to a Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders was held on April 23, 2003. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for Directors and all nominees were elected. The appointment of KPMG LLP to serve as independent auditor for the Company in 2003 was ratified and shareholders approved adoption of the 2002 Incentive Stock Plan.

The results of the voting on each proposal submitted at the meeting are as follows:

                      PROPOSAL NO. 1: ELECTION OF DIRECTORS
                      -------------------------------------

 Director                    For         Against      Abstain
--------------------      ---------      -------      -------
Paul J. McKee, Jr.        6,842,645         0           3,813
Kevin C. Eichner          6,840,370         0           3,813
Peter F. Benoist          6,840,370         0           3,813
Paul R. Cahn              6,842,645         0           3,813
William H. Downey         6,842,645         0           3,813
Robert E. Guest, Jr.      6,842,645         0           3,813
Ronald E. Henges          6,572,796         0         252,857
Richard S. Masinton       6,575,071         0         252,857
Jerry McElhatton          6,842,645         0           3,813
William B. Moskoff        6,826,390         0           3,813
Birch M. Mullins          6,826,390         0           3,813
James J. Murphy           6,842,645         0           3,813
Ted A. Murray             6,577,346         0         252,857
Stephen A. Oliver         6,842,645         0           3,813
Robert E. Saur            6,842,645         0           3,813
Jack L. Sutherland        6,842,645         0           3,813
Paul L.Vogel              6,842,645         0           3,813
Henry D. Warshaw          6,842,645         0           3,813
Ted C. Wetterau           6,566,571         0         261,357
James L. Wilhite          6,842,645         0           3,813
James A. Williams         6,842,651         0           3,813


                 PROPOSAL NO. 2: INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------------

Accountants           For          Against       Abstain
-----------        ---------       -------       -------
KPMG LLP           6,794,761        40,123         6,280


                    PROPOSAL NO. 3: 2002 STOCK INCENTIVE PLAN
                    -----------------------------------------

                      For          Against       Abstain      Delivered N Vote
                   ---------       -------       -------      ----------------
Stock Plan         5,063,636       481,940       103,516             1,192,072

                    Item 6: Exhibits and Reports on Form 8-K

(a).  Exhibits.

       Exhibit
       Number                             Description
      --------    --------------------------------------------------------------

      11.1        Statement regarding computation of per share earnings

      31.1        Chief Executive Officer's Certification required by Rule
                  13a-14(a)

      31.2        Chief Financial Officer's Certification required by Rule
                  13a-14(a)

      32.1        Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002

      32.2        Chief Financial Officer Certification  pursuant to 18 U.S.C.
                  Section 1350,  as adopted pursuant to section Section 906
                  of the Sarbanes-Oxley Act of 2002

(b). During the three months ended June 30, 2003, the Registrant filed one current report on form 8-K, dated April 21, 2003, in which the Registrant reported the first quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 14/th/ day of August 2003.

                                        ENTERPRISE FINANCIAL SERVICES CORP

                                        By:  /s/ Kevin C. Eichner
                                           -------------------------------------
                                                 Kevin C. Eichner
                                                 Chief Executive Officer


                                        By:  /s/ Frank H. Sanfilippo
                                           -------------------------------------
                                                 Frank H. Sanfilippo
                                                 Chief Financial Officer