Form 10-Q
period 2003-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2003-11-13
CIK 1025835

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-1706259
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

150 North Meramec, Clayton, MO	63105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 314-725-5500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of November 3, 2003:

Common Stock, $.01 par value, 9,594,439 shares outstanding

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART I - Item 1

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$30,774,464	$39,052,123
Federal funds sold	9,270,539	33,367,011
Interest-bearing deposits	561,648	66,349
Investments in debt and equity securities:
Available for sale, at estimated fair value	61,442,932	66,618,556
Held to maturity, at amortized cost (estimated fair value of $10,616 at September 30, 2003 and $12,780 at December 31, 2002)	10,501	12,600

Total investments in debt and equity securities	61,453,433	66,631,156

Loans held for sale	3,357,055	6,991,421
Loans, less unearned loan fees	745,330,237	679,799,399
Less allowance for loan losses	10,070,000	8,600,001

Loans, net	735,260,237	671,199,398

Other real estate owned	—	125,000
Fixed assets, net	7,278,632	7,685,682
Accrued interest receivable	3,235,794	3,458,596
Goodwill	1,937,537	2,087,537
Assets held for sale	—	36,401,416
Prepaid expenses and other assets	10,191,133	9,720,812

Total assets	$863,320,472	$876,786,501

Liabilities and Shareholders’ Equity
Deposits:
Demand	$155,566,713	$155,596,970
Interest-bearing transaction accounts	49,261,690	59,058,224
Money market accounts	356,692,771	341,589,829
Savings	4,539,098	3,420,987
Certificates of deposit:
$100,000 and over	146,930,896	105,030,371
Other	44,973,480	51,617,893

Total deposits	757,964,648	716,314,274
Guaranteed preferred beneficial interests in subordinated debentures	15,000,000	15,000,000
Federal Home Loan Bank advances	17,676,620	29,464,044
Notes payable and other borrowings	1,887,131	2,358,753
Accrued interest payable	1,192,122	1,264,600
Liabilities held for sale	—	50,053,023
Accounts payable and accrued expenses	5,171,712	3,521,857

Total liabilities	798,892,233	817,976,551

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 9,592,296 shares at September 30, 2003 and 9,497,794 shares at December 31, 2002	95,923	94,978
Surplus	39,534,505	38,401,814
Retained earnings	23,589,433	18,673,619
Accumulated other comprehensive income	1,208,378	1,639,539

Total shareholders’ equity	64,428,239	58,809,950

Total liabilities and shareholders’ equity	$863,320,472	$876,786,501

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$10,297,657	$11,014,386	$30,971,344	$32,440,126
Interest on debt and equity securities:
Taxable	363,530	330,102	1,252,306	1,148,184
Nontaxable	8,625	—	13,178	917
Interest on federal funds sold	25,555	163,735	111,639	290,961
Interest on interest-bearing deposits	1,788	5,406	1,896	27,982
Dividends on equity securities	19,889	15,501	53,450	42,785

Total interest income	10,717,044	11,529,130	32,403,813	33,950,955

Interest expense:
Interest-bearing transaction accounts	34,424	70,207	135,708	207,434
Money market accounts	776,062	1,308,472	2,588,259	3,795,141
Savings	3,279	21,671	21,052	64,550
Certificates of deposit:
$100,000 and over	762,446	781,535	2,171,330	2,400,234
Other	326,382	783,757	1,267,077	3,056,809
Guaranteed preferred beneficial interests in subordinated debentures expense	306,901	315,428	924,324	836,535
Federal Home Loan Bank borrowings	246,600	263,097	849,105	624,933
Notes payable and other borrowings	6,232	11,169	35,070	74,309

Total interest expense	2,462,326	3,555,336	7,991,925	11,059,945

Net interest income	8,254,718	7,973,794	24,411,888	22,891,010
Provision for loan losses	635,113	640,000	2,728,439	1,760,000

Net interest income after provision for loan losses	7,619,605	7,333,794	21,683,449	21,131,010

Noninterest income:
Service charges on deposit accounts	454,624	441,111	1,347,445	1,301,752
Trust and financial advisory income	1,214,174	559,594	2,474,001	1,728,727
Other service charges and fee income	92,453	107,823	279,619	281,107
Gain on sale of mortgage loans	635,323	399,086	1,749,752	1,044,329
Gain on sale of securities	—	—	77,884	—
Gain on sale of branches	—	—	2,937,976	—
Recoveries from Merchant Banc investments	—	—	—	88,889

Total noninterest income	2,396,574	1,507,614	8,866,677	4,444,804

Noninterest expense:
Compensation	4,196,610	3,670,276	11,999,386	10,482,822
Payroll taxes and employee benefits	646,491	619,439	1,995,381	1,941,591
Occupancy	496,303	488,578	1,471,219	1,406,404
Furniture and equipment	189,409	246,333	643,855	753,176
Data processing	218,094	251,350	730,327	763,944
Other	1,507,611	1,447,828	5,024,532	4,374,960

Total noninterest expense	7,254,518	6,723,804	21,864,700	19,722,897

Income before income tax expense	2,761,661	2,117,604	8,685,426	5,852,917
Income tax expense	1,004,788	783,423	3,195,083	2,198,136

Net income	$1,756,873	$1,334,181	$5,490,343	$3,654,781

Per share amounts:
Basic earnings per share	$0.18	$0.14	$0.57	$0.39
Basic weighted average common shares outstanding	9,580,091	9,444,258	9,554,540	9,381,389
Diluted earnings per share	$0.18	$0.14	$0.56	$0.38
Diluted weighted average common shares outstanding	9,880,404	9,588,205	9,861,025	9,580,300

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$1,756,873	$1,334,181	$5,490,343	$3,654,781
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities arising during the period, net of tax	(226,702)	46,967	(152,878)	71,725
Less reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	(51,903)	—
Unrealized (loss) gain on cash flow type derivative instruments arising during the period, net of tax	(356,400)	673,200	(226,380)	1,233,540

Total other comprehensive (loss) income	(583,102)	720,167	(431,161)	1,305,265

Total comprehensive income	$1,173,771	$2,054,348	$5,059,182	$4,960,046

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,490,343	$3,654,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	976,210	1,300,445
Provision for loan losses	2,728,439	1,760,000
Net amoritzation of debt and equity securities	753,870	542,312
Mortgage loans originated	(101,770,234)	(54,044,137)
Proceeds from mortgage loans sold	107,154,352	59,157,861
Gain on sale of mortgage loans	(1,749,752)	(1,044,329)
Noncash compensation expense attributed to stock option grants	187,648	159,412
Decrease (increase) in accrued interest receivable	222,802	(403,893)
(Decrease) increase in accrued interest payable	(72,478)	244,693
Gain on sale of branches	(2,937,976)	—
Other, net	1,217,701	1,253,975

Net cash provided by operating activities	12,200,925	12,581,120

Cash flows from investing activities:
Cash paid in sale of branches	(16,740,983)	—
Purchases of available for sale debt and equity securities	(49,811,986)	(29,070,387)
Proceeds from sale of available for sale debt securities	11,115,471	—
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	42,892,924	30,154,569
Proceeds from maturities and principal paydowns on held to maturity debt securities	2,099	100,000
Proceeds from sale of other real estate	344,985	2,246,659
(Redemption) purchase of FHLB stock	(98,400)	1,000
Net increase in loans	(59,257,555)	(67,105,722)
Recoveries of loans previously charged off	253,477	75,756
Proceeds from sale of fixed assets	—	15,578
Purchases of fixed assets	(636,583)	(472,040)

Net cash used in investing activities	(71,936,551)	(64,054,587)

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing deposit accounts	(714,001)	22,220,151
Net increase in interest bearing deposit accounts	40,458,382	17,302,285
Maturities and paydowns of Federal Home Loan Bank advances	(141,787,424)	(3,068,270)
Proceeds from borrowings of Federal Home Loan Bank advances	130,000,000	18,675,000
Paydowns of notes payable	(100,000)	(2,366,667)
Proceeds from notes payable	100,000	1,000,000
(Decrease) increase in other borrowings	(471,622)	2,359,071
Proceeds from sale of guaranteed preferred beneficial interest in subordinated debentures	—	4,000,000
Cash dividends paid	(574,529)	(493,261)
Proceeds from the exercise of common stock options	945,989	611,351

Net cash provided by financing activities	27,856,795	60,239,660

Net (decrease) increase in cash and cash equivalents	(31,878,832)	8,766,193
Cash and cash equivalents, beginning of period	72,485,483	84,236,186

Cash and cash equivalents, end of period	$40,606,651	$93,002,379

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,064,403	$10,815,252
Income taxes	3,477,062	1,115,100

Noncash transactions
Transfer to to other real estate owned in settlement of loans	344,985	2,235,000
Loans made to facilitate sale of other real estate owned	—	1,980,000
Writeoff of goodwill associated with sale of branches	150,000	—

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the “Company” or “Enterprise Financial”) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. The consolidated financial statements include the accounts of Enterprise Financial Services Corp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the consolidated financial statements for the year ended December 31, 2002 have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

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

The majority of the Company’s assets and income result from Enterprise Bank (the “Bank”). The Bank consists of three banking branches and an operations center in the St. Louis County area, two banking branches in the Kansas City region and three banking branches in the Southeast Kansas region (which were sold on April 4, 2003). The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

Enterprise Trust, which is a division of the Bank, provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

The following are the financial results and balance sheet information for the Company’s operating segments as of September 30, 2003 and December 31, 2002, and for the three and nine month periods ended September 30, 2003 and 2002 (unaudited):

	Enterprise Bank	Enterprise Trust	Corporate, Intercompany, and Reclassifications	Total
Balance Sheet Information: September 30, 2003
Loans, less unearned loan fees	745,330,237	—	—	745,330,237
Goodwill	1,937,537	—	—	1,937,537
Deposits	758,679,268	—	(714,620)	757,964,648
Borrowings	19,563,751	—	15,000,000	34,563,751
Total assets	$861,127,950	$—	$2,192,522	$863,320,472

	Enterprise Bank	Enterprise Trust	Corporate, Intercompany, and Reclassifications	Total
December 31, 2002
Loans, less unearned loan fees	679,799,399	—	—	679,799,399
Assets held for sale	36,401,416	—	—	36,401,416
Goodwill	2,087,537	—	—	2,087,537
Deposits	717,135,113	—	(820,839)	716,314,274
Borrowings	31,822,797	—	15,000,000	46,822,797
Liabilities held for sale	50,053,023	—	—	50,053,023
Total assets	$873,035,220	$—	$3,751,281	$876,786,501

	Enterprise Bank	Enterprise Trust	Corporate, Intercompany, and Reclassifications	Total
Income Statement Information: Three months ended September 30, 2003
Net interest income	$8,536,925	$24,694	$(306,901)	$8,254,718
Provision for loan losses	635,113	—	—	635,113
Other noninterest income	1,161,032	1,228,582	6,960	2,396,574
Other noninterest expense	5,461,563	1,183,846	609,109	7,254,518

Income (loss) before income tax expense	3,601,281	69,430	(909,050)	2,761,661
Income tax expense (benefit)	1,310,525	25,689	(331,426)	1,004,788

Net income (loss)	$2,290,756	$43,741	$(577,624)	$1,756,873

	Enterprise Bank	Enterprise Trust	Corporate, Intercompany, and Reclassifications	Total
Three months ended September 30, 2002
Net interest income	$8,297,123	$—	$(323,329)	$7,973,794
Provision for loan losses	640,000	—	—	640,000
Other noninterest income	942,165	559,594	5,855	1,507,614
Other noninterest expense	5,169,738	742,794	811,272	6,723,804

Income (loss) before income tax expense	3,429,550	(183,200)	(1,128,746)	2,117,604
Income tax expense (benefit)	1,268,934	(67,784)	(417,727)	783,423

Net income (loss)	$2,160,616	$(115,416)	$(711,019)	$1,334,181

	Enterprise Bank	Enterprise Trust	Corporate, Intercompany, and Reclassifications	Total
Nine months ended September 30, 2003
Net interest income	$25,264,018	$72,007	$(924,137)	$24,411,888
Provision for loan losses	2,728,439	—	—	2,728,439
Other noninterest income	6,353,653	2,527,628	(14,604)	8,866,677
Other noninterest expense	17,191,037	2,751,637	1,922,026	21,864,700

Income (loss) before income tax expense	11,698,195	(152,002)	(2,860,767)	8,685,426
Income tax expense (benefit)	4,302,194	(56,241)	(1,050,870)	3,195,083

Net income (loss)	$7,396,001	$(95,761)	$(1,809,897)	$5,490,343

	Enterprise Bank	Enterprise Trust	Corporate, Intercompany, and Reclassifications	Total
Nine months ended September 30, 2002
Net interest income	$23,770,652	$—	$(879,642)	$22,891,010
Provision for loan losses	1,760,000	—	—	1,760,000
Other noninterest income	2,638,529	1,728,727	77,548	4,444,804
Other noninterest expense	15,641,691	2,125,117	1,956,089	19,722,897

Income (loss) before income tax expense	9,007,490	(396,390)	(2,758,183)	5,852,917
Income tax expense (benefit)	3,311,808	(146,664)	(967,008)	2,198,136

Net income (loss)	$5,695,682	$(249,726)	$(1,791,175)	$3,654,781

(3) Derivative Instruments and Hedging Activities

The Company began utilizing derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities in the first quarter of 2002. The Company uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of the Company’s accounting policies for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Interest Rate Swap Agreements – Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is initially reported as a component of other comprehensive income net of taxes and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and nine months ended September 30, 2003, a net interest differential of $487,507 and $1,309,186, respectively, was included in interest income on loans. For the three and nine months ended September 30, 2002, a net interest differential of $264,406 and $700,240, respectively, was included in interest income on loans.

The Bank entered into three interest rate swaps in order to limit exposure from falling interest rates. The first swap was executed in January 2002 and had a $40 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the prime rate and receive a fixed rate of 6.255%. The second swap was also executed in January 2002 and was a “receive fixed” interest rate of 6.97% and paid an adjustable rate equivalent to the prime rate, had a notional amount of $20 million and a term of three years. The third interest rate swap, executed in March 2003, was a “receive fixed” interest rate of 5.3425% and paid an adjustable rate equivalent to the prime rate, had a notional amount of $30 million and a term of three years. The swaps pay interest on a quarterly basis and the net cash flow paid or received is included in interest income on loans. The swaps qualify as “cash flow hedges” under SFAS No. 133, so changes in the fair value of the swaps are recognized as part of other comprehensive income. On September 30, 2003, the Bank had $1.9 million in cash collateral from the counter party on the interest rate swap agreements, which is included on the balance sheet as notes payable and other borrowings. The cash collateral is interest bearing at a rate that floats with the three month London Inter Bank Offered Rate (“LIBOR”).

Interest Rate Swap Agreements – Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value on the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a quarterly basis.

The Bank entered into two interest rate swaps to limit the risk of a change in the fair value of the fixed interest rate brokered CDs obtained simultaneously. In May 2002, the Bank executed a swap with a $20 million notional amount, a term of two years and obligated the Bank to pay an adjustable rate equivalent to the three-month LIBOR plus 19 basis points and receive a fixed rate of 3.55%. The terms allow for semiannual payments for both sides of the swap. In April 2003, the Bank executed a swap with a $10 million notional amount, a term of three years and obligated the Bank to pay an adjustable rate equivalent to the three-month LIBOR plus 11.3 basis points and receive a fixed rate of 2.45%. The terms allow for semiannual payments on both sides. The swaps qualify for the “shortcut method” under SFAS No. 133. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the hedged item (i.e., brokered CDs). The impact of the swaps on the Company’s statement of operations is that it converts the fixed interest rate on the brokered CDs to a variable interest rate. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. For the three and nine months ended September 30, 2003, a net interest differential of $145,295 and $376,340, respectively, decreased interest expense on certificates of deposit. For the three and nine months ended September 30, 2002, a net interest differential of $77,593 and $117,319, respectively, decreased interest expense on certificates of deposit.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of September 30, 2003 were as follows:

Hedge	Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
Cash flow	1/29/2005	$20,000,000	4.00%	6.97%	$848,256
Cash flow	1/29/2004	40,000,000	4.00	6.26	459,611
Fair Value	5/10/2004	20,000,000	1.47	3.55	433,873
Cash flow	3/21/2006	30,000,000	4.00	5.34	367,868
Fair Value	4/17/2006	10,000,000	1.26	2.45	119,465

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Banks’ credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. On September 30, 2003 the Bank had credit exposure of $1,035,700.

(4) New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have implemented the requirements of FASB Interpretation No. 45 and determined they did not have a material effect on our consolidated financial statements other than the additional disclosure requirements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are included in note 6 to these consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The provisions of this Statement are applied prospectively. The adoption of SFAS No. 149 on September 30, 2003 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Initially, it applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003; however, on September 17, 2003, the FASB deferred this effective date until the end of the first interim or annual period ending after December 15, 2003. This Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has two statutory trusts that were formed, prior to January 31, 2003, for the sole purpose of issuing trust preferred securities (see note 11 to the annual consolidated financial statements). We currently believe the continued consolidation of these trusts is appropriate under Interpretation No. 46. However, the application of Interpretation No. 46 to these types of trusts is an emerging issue and a possible unintended consequence of Interpretation No. 46 is the deconsolidation of these types of trusts. The Company is currently evaluating the impact that deconsolidation of these trusts would have on its consolidated financial statements.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow bank holding companies to include trust preferred securities in their Tier I capital for regulatory capital purposes.

(5) Sale of Southeast Kansas Branches

On April 4, 2003, the Company transferred loans of $27.2 million, fixed assets of $1.1 million, and deposits of $48.2 when it sold its Humboldt, Chanute and Iola, Kansas branches (“Southeast Kansas branches”) to Emprise Financial Corporation based in Wichita, Kansas. Assets of $36.4 million and deposits of $50.1 million associated with these branches are shown as “held for sale” on the Company’s balance sheet at December 31, 2002. The Company received a 2.5% premium on loans and a 4.75% premium on deposits, which generated a $3.1 million pretax gain less a $150,000 write-off of related goodwill associated with these branches. All other items were sold at book value. There were approximately $352,000 in expenses incurred related to the sale. The sale was subject to the satisfaction of customary conditions, including regulatory approvals. The Southeast Kansas branches were included in the Enterprise Banking segment.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,756,873	$1,334,181	$5,490,343	$3,654,781
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(156,144)	(174,412)	(675,794)	(452,027)

Pro forma net income	$1,600,729	$1,159,769	$4,814,549	$3,202,754

Earnings per share:
Basic:
As reported	$0.18	$0.14	$0.57	$0.39
Pro forma	0.17	0.12	0.50	0.34
Diluted:
As reported	$0.18	$0.14	$0.56	$0.38
Pro forma	0.16	0.12	0.49	0.33

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2003 and December 31, 2002, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of September 30, 2003 and December 31, 2002 is as follows:

	September 30, 2003	December 31, 2002
Commitments to extend credit	$218,413,172	$183,070,617
Standby letters of credit	21,805,458	17,755,979

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at September 30, 2003, $5,575,244 represents fixed rate loan commitments. Of the total commitments to extend credit at December 31, 2002, $6,070,659 represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, building and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 2 months to 9 years at September 30, 2003.

Item 2: Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates and competition from banks and other financial institutions, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and nine month periods ended September 30, 2003 compared to the three and nine month periods ended September 30, 2002 and the year ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Financial Condition

Total assets at September 30, 2003 were $863 million, a decrease of $14 million, or 2%, from total assets of $877 million at December 31, 2002. The decrease in total assets is primarily due to the transfer of $28.3 million in assets and $48.2 million in deposits at the closing of the sale of the Southeast Kansas branches on April 4, 2003. Loans and leases, net of unearned loan fees, were $745 million, an increase of $65 million, or 10%, over total loans and leases of $680 million at December 31, 2002. The increase in loans is attributed, in part, to the success of the Company’s relationship officer’s efforts. Federal funds sold, interest-bearing deposits and investment securities were $71 million and $100 million at September 30, 2003 and December 31, 2002, respectively. The reduction of these balances in aggregate since December 31, 2002 offset the shortfall in deposit growth to fund new loan volume.

Total deposits at September 30, 2003 were $758 million, an increase of $42 million, or 6%, over total deposits of $716 million at December 31, 2002. Certificates of deposits were $192 million, an increase of $35 million, or 23%, over certificates of deposits at December 31, 2002. The Bank executed four $10 million brokered certificates of deposit during the nine months ended September 30, 2003.

Total shareholders’ equity at September 30, 2003 was $64.4 million, an increase of $5.6 million, or 10%, over total shareholders’ equity of $58.8 million at December 31, 2002. The increase in equity is due to net income of $5.5 million for the nine months ended September 30, 2003, the exercise of incentive stock options by employees, offset by dividends paid to shareholders and a decrease in accumulated other comprehensive income.

Results of Operations

Net income was $1,756,873 for the three month period ended September 30, 2003, an increase of 32% compared to the net income of $1,334,181 for the same period in 2002. Net income was $5,490,343 for the nine month period ended September 30, 2003, an increase of 50% compared to net income of $3,654,781 for the same period in 2002. The increase in net income for the three and nine months ended September 30, 2003 is attributable to an increase in net interest income and an increase in noninterest income including a $2,937,976 gain on the sale of branches partially offset by an increase in noninterest expense (including $352,000 related to the gain on sale of branches) and provision for loan losses. Basic earnings per share for the three month periods ended September 30, 2003 and 2002 were $0.18 and $0.14, respectively. Fully diluted earnings per share for the three month periods ended September 30, 2003 and 2002 were also $0.18 and $0.14, respectively. Basic earnings per share for the nine month periods ended September 30, 2003 and 2002 were $0.57 and $0.39, respectively. Fully diluted earnings per share for the nine month periods ended September 30, 2003 and 2002 were $0.56 and $0.38, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $8.4 million, or 4.05%, of average interest-earning assets, for the three months ended September 30, 2003, compared to $8.1 million, or 4.08%, of average interest-earning assets, for the same period in 2002. The $310,000 increase in net interest income for the three months ended September 30, 2003 as compared to the same period in 2002 was the result of an increase in average interest-earning assets, a decrease in the interest rates on average interest-bearing liabilities and increased earnings on interest rate swap agreements partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the three months ended September 30, 2003 were $820 million, a $36 million, or 5%, increase over $784 million, during the same period in 2002. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company’s relationship officers. The yield on average interest-earning assets decreased to 5.24% for the three month period ended September 30, 2003 compared to 5.88% for the three month period ended September 30, 2002. The decrease in asset yield was primarily due to a 75 basis point decrease in the prime rate since September 30, 2002 and a general decrease in the average yield on new fixed rate loans and investment securities offset by a $223,101 increase in earnings on interest rate swap agreements. Average interest-bearing liabilities increased to $634 million for the three months ended September 30, 2003 from $633 million for the same period in 2002. The cost of interest-bearing liabilities decreased to 1.54% for the three months ended September 30, 2003 compared to 2.23% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates for all sources of funding, a change in the mix of liabilities and a $67,702 decrease in interest expense on certificates of deposit due to the net interest differential of the interest rate swap agreements. Average demand deposits increased $20 million, or 15%, to $153 million for the three months ended September 30, 2003 from $133 million for the same period in 2002. Average interest bearing liabilities as a percent of average assets decreased to 73.82% for the three months ended September 30, 2003 from 76.59% for the same period in 2002. The increase in demand deposit accounts and money market accounts is attributed to continued calling efforts of the Company’s relationship officers. Average certificate of deposit accounts decreased to $186 million for the three months ended September 30, 2003 from $189 million during the same period in 2002. This decrease in certificate of deposit accounts is a result of their relative unattractiveness to customers as compared to money market and other more liquid products in the current rate environment. The increase in average balances are net of the decrease in balances from the sale of the Southeast Kansas branches. The Company transferred $27.2 million in loans, $1.1 million in fixed assets, and $48.2 million in deposits on April 4, 2003 when it sold its Southeast Kansas branches. The Southeast Kansas branches are included in the average balances for the three months ended September 30, 2002.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three month periods ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003				2002
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans (1)(2)	$745,628	86.83%	$10,401	5.53%	$702,969	85.04%	$11,093	6.26%
Taxable investments in debt and equity securities	59,011	6.87	383	2.57	39,991	4.84	346	3.43
Non-taxable investments in debt and equity securities(2)	1,533	0.18	13	3.36	0	0.00	0	0.00
Federal funds sold	13,305	1.55	26	0.78	40,141	4.86	164	1.62
Interest-earning deposits	310	0.04	2	2.56	777	0.09	5	2.55

Total interest-earning assets	819,787	95.47	10,825	5.24	783,878	94.83	11,608	5.88
Non-interest-earning assets:
Cash and due from banks	26,102	3.04			28,723	3.47
Fixed assets, net	7,177	0.83			9,326	1.13
Prepaid expenses and other assets	15,554	1.81			13,031	1.58
Allowance for loan losses	(9,903)	(1.15)			(8,373)	(1.01)

Total assets	$858,717	100.00%			$826,585	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$50,125	5.84%	$34	0.27%	$58,873	7.12%	$70	0.47%
Money market accounts	354,197	41.25	776	0.87	335,509	40.59	1,309	1.55
Savings	4,510	0.53	3	0.26	8,508	1.03	22	1.03
Certificates of deposit	186,456	21.71	1,089	2.32	189,262	22.90	1,565	3.28
Guaranteed preferred beneficial interests in subordinated debentures	15,000	1.75	307	8.12	15,000	1.81	315	8.33
Borrowed funds	23,545	2.74	253	4.26	25,916	3.14	274	4.19

Total interest-bearing liabilities	633,833	73.82	2,462	1.54	633,068	76.59	3,555	2.23
Noninterest-bearing liabilities:
Demand deposits	152,534	17.76			132,679	16.05
Other liabilities	8,096	0.94			4,523	0.55

Total liabilities	794,463	92.52			770,270	93.19
Shareholders’ equity	64,254	7.48			56,315	6.81

Total liabilities & shareholders’ equity	$858,717	100.00%			$826,585	100.00%

Net interest income			$8,363				$8,053

Net interest spread				3.70%				3.65%
Net interest margin(3)				4.05%				4.08%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $440,000, and $378,000 for 2003 and 2002, respectively.

(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

(3)	Net interest income divided by average total interest earning assets

Net interest income (on a tax equivalent basis) was $24.7 million, or 4.06%, of average interest-earning assets, for the nine months ended September 30, 2003, compared to $23.1 million, or 4.05%, of average interest-earning assets, for the same period in 2002. The $1,660,000 increase in net interest income for the nine months ended September 30, 2003 as compared to the same period in 2002 was the result of an increase in average interest-earning assets, a decrease in the interest rates on average interest-bearing liabilities and increased earnings on interest rate swap agreements partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities. Average interest-earning assets for the nine months ended September 30, 2003 were $814 million, a $54 million, or 7%, increase over $760 million, during the same period in 2002. The increase in average interest-earning assets is attributable to the continued calling efforts of the Company’s relationship officers. The yield on average interest-earning assets decreased to 5.37% for the nine month period ended September 30, 2003 compared to 6.00% for the nine month period ended September 30, 2002. The decrease in asset yield was primarily due to a 75 basis point decrease in the prime rate since September 30, 2002 and a general decrease in the average yield on new fixed rate loans and investment securities offset by a $608,946 increase in earnings on interest rate swap agreements. Average interest-bearing liabilities increased to $640 million for the nine months ended September 30, 2003 from $616 million for the same period in 2002. The cost of interest-bearing liabilities decreased to 1.67% for the nine months ended September 30, 2003 compared to 2.40% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates for all sources of funding, a change in the mix of liabilities and a $259,021 decrease in interest expense on certificates of deposit due to the net interest differential of interest rate swap agreements. Average demand deposits increased $22 million, or 18%, to $147 million for the nine months ended September 30, 2003 from $125 million for the same period in 2002. Average interest bearing liabilities as a percent of average assets decreased to 74.74% for the nine months ended September 30, 2003 from 77.01% for the same period in 2002. The increase in demand deposit accounts and money market accounts is attributed to continued calling efforts of the Company’s relationship officers. Average certificate of deposit accounts decreased to $182 million at September 30, 2003 from $191 million at September 30, 2002. This decrease in certificate of deposit accounts is a result of their relative unattractiveness to customers as compared to money market and other more liquid products in the current rate environment. The decrease in certificate of deposit accounts was offset by Federal Home Loan Bank borrowings. The Company issued $4 million in floating rate Trust Preferred Securities in June 2002. The increase in average balances are net of the decrease in balances from the sale of the Southeast Kansas branches. The Company transferred $27.2 million in loans, $1.1 million in fixed assets, and $48.2 million in deposits on April 4, 2003 when it sold its Southeast Kansas branches. The Southeast Kansas branches are included in the average balances for the nine months ended September 30, 2002.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the nine month periods ended September 30, 2003 and 2002:

	Nine months ended September 30,
	2003				2002
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans (1)(2)	$733,544	85.63%	$31,263	5.70%	$690,514	86.32%	$32,599	6.31%
Taxable investments in debt and equity securities	63,800	7.45	1,305	2.73	43,258	5.41	1,191	3.68
Non-taxable investments in debt and equity securities(2)	695	0.08	20	3.85	24	0.00	1	5.57
Federal funds sold	15,621	1.82	112	0.96	24,566	3.07	291	1.58
Interest-earning deposits	158	0.02	2	1.69	1,755	0.22	28	2.13

Total interest-earning assets	813,818	95.00	32,702	5.37	760,117	95.02	34,110	6.00
Non-interest-earning assets:
Cash and due from banks	29,343	3.42			26,330	3.29
Fixed assets, net	7,763	0.91			9,653	1.21
Prepaid expenses and other assets	15,291	1.78			11,862	1.48
Allowance for loan losses	(9,529)	(1.11)			(8,004)	(1.00)

Total assets	$856,686	100.00%			$799,958	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$55,977	6.53%	$136	0.32%	$61,556	7.70%	$207	0.45%
Money market accounts	348,619	40.69	2,588	0.99	321,826	40.23	3,795	1.58
Savings	5,794	0.68	21	0.48	8,549	1.07	65	1.02
Certificates of deposit	182,043	21.25	3,439	2.53	190,698	23.84	5,457	3.83
Guaranteed preferred beneficial interests in subordinated debentures	15,000	1.75	924	8.24	12,392	1.55	837	9.03
Borrowed funds	32,855	3.84	884	3.60	20,997	2.62	699	4.45

Total interest-bearing liabilities	640,288	74.74	7,992	1.67	616,018	77.01	11,060	2.40
Noninterest-bearing liabilities:
Demand deposits	147,166	17.18			125,295	15.66
Other liabilities	6,763	0.79			4,242	0.53

Total liabilities	794,217	92.71			745,555	93.20
Shareholders’ equity	62,469	7.29			54,403	6.80

Total liabilities & shareholders’ equity	$856,686	100.00%			$799,958	100.00%

Net interest income			$24,710				$23,050

Net interest spread				3.70%				3.60%
Net interest margin(3)				4.06%				4.05%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,120,000 and $1,109,000 for 2003 and 2002, respectively.

(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

(3)	Net interest income divided by average total interest earning assets

During the three months ended September 30, 2003, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $713,000. Interest income decreased $1,496,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of money market accounts, offset by decreases in the average volume of interest-bearing transaction, savings, time deposits and borrowed funds resulted in an increase in interest expense of $5,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $1,098,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended September 30, 2003 as compared to the same period in 2002 was a decrease in interest income of $783,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $1,093,000.

During the nine months ended September 30, 2003, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $2,338,000. Interest income decreased $3,746,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of money market accounts, guaranteed preferred beneficial interests in subordinated debentures, and borrowed funds offset by decreases in the average volume of interest-bearing transaction, savings and time deposits resulted in an increase in interest expense of $526,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $3,594,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the nine months ended September 30, 2003 as compared to the same period in 2002 was a decrease in interest income of $1,408,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $3,068,000.

The increase in average balances are net of the decrease in balances from the sale of the Southeast Kansas branches. The Company transferred $27.2 million in loans, $1.1 million in fixed assets, and $48.2 million in deposits on April 4, 2003 when it sold its Southeast Kansas branches. The Southeast Kansas branches are included in the average balances for the three and nine month periods ended September 30, 2002.

The following table sets forth on a tax equivalent basis, for the three and nine months ended September 30, 2003 compared to the same periods ended September 30, 2002, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

	2003 Compared to 2002
	3 months ended September 30 Increase (decrease) due to			9 months ended September 30 Increase (decrease) due to
	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
	(Dollars in Thousands)
Interest earned on:
Loans (3)	$649	$(1,341)	$(692)	$1,954	$(3,290)	$(1,336)
Taxable investments in debt and equity securities	138	(101)	37	471	(357)	114
Nontaxable investments in debt and equity securities (3)	7	6	13	19	(0)	19
Federal funds sold	(78)	(60)	(138)	(86)	(93)	(179)
Interest-earning deposits	(3)	—	(3)	(21)	(5)	(26)

Total interest-earning assets	$713	(1,496)	(783)	2,338	(3,746)	(1,408)

Interest paid on:
Interest-bearing transaction accounts	$(15)	$(21)	$(36)	$(18)	$(53)	$(71)
Money market accounts	53	(586)	(533)	295	(1,502)	(1,207)
Savings	(8)	(11)	(19)	(17)	(27)	(44)
Certificates of deposit	(19)	(457)	(476)	(238)	(1,780)	(2,018)
Guaranteed preferred beneficial interests in subordinated debentures	—	(8)	(8)	165	(78)	87
Borrowed funds	(6)	(15)	(21)	338	(153)	185

Total interest-bearing liabilities	5	(1,098)	(1,093)	526	(3,594)	(3,068)

Net interest income (loss)	$708	$(398)	$310	$1,812	$(152)	$1,660

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Non taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $635,000 and $2,728,000 for the three and nine month periods ended September 30, 2003, respectively, compared to $640,000 and $1,760,000 for the same periods in 2002. The increase in provision for loan losses during the first nine months of 2003 as compared to the same period in 2002 is primarily due to strong loan growth, a still-weakened economy resulting in continued concern for credit quality and the company’s recent charge-offs. The company experienced $104,000 and $1,258,000 in net charge-offs for the three and nine months ended September 30, 2003, respectively, compared to net charge-offs of $424,000 and $614,000 during the same periods ended September 30, 2002. Gross charge-offs in the three and nine months ended September 30, 2003 totaled $212,000 and $1,512,000 compared to $461,000 and $640,000 during the same periods ended September 30, 2002, respectively. This amount is largely associated with one problem loan relationship consisting of several loans which the Bank received as part of the acquisition of First Commercial Bank in 2000.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in Thousands)		(Dollars in Thousands)
Allowance at beginning of period	$9,539	$8,226	$8,600	$7,296
Loans charged off:
Commercial and industrial	153	51	1,452	189
Real estate:
Commercial	—	11	—	25
Construction	—	—	—	—
Residential	28	388	28	388
Consumer and other	31	11	32	88

Total loans charged off	212	461	1,512	690

Recoveries of loans previously charged off
Commercial and industrial	101	10	104	30
Real estate:
Commercial	—	—	66	8
Construction	—	—	—	—
Residential	5	3	33	3
Consumer and other	2	24	51	35

Total recoveries of loans previously charged off	108	37	254	76

Net loans charged off	104	424	1,258	614

Provision for loan losses	635	640	2,728	1,760

Allowance at end of period	$10,070	$8,442	$10,070	$8,442

Average loans	$745,628	$702,969	$733,544	$690,514
Total loans	745,330	706,270	745,330	706,270
Nonperforming loans	1,483	2,005	1,483	2,005

Net charge-offs to average loans (annualized)	0.06%	0.24%	0.23%	0.12%
Allowance for loan losses to total loans	1.35	1.20	1.35	1.20
Allowance for loan losses to nonperforming loans	679.03	421.05	679.03	421.05

The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made and changing the ratings on loans subsequently based on changes in the borrower’s financial condition, market conditions or estimated collateral values.

Adversely rated credits, including loans requiring close monitoring, which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstance is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every three months, which are then discussed in formal meetings with the Senior Lending Officer and the Executive Loan Committee. Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or credit analyst department at any time. However, upgrades of risk ratings may only be made with the concurrence of the Executive Loan Committee or at the time of the formal quarterly watch list review meetings.

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

The Bank had no loans 90 days past due and still accruing interest at September 30, 2003 or December 31, 2002. The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)
Non-accrual loans	$1,483	$2,212
Restructured loans	—	1,676

Total nonperforming loans	1,483	3,888
Foreclosed property	—	125

Total nonperforming assets	$1,483	$4,013

Total assets	$863,320	$876,787
Total loans, less unearned loan fees	745,330	679,799
Total loans plus foreclosed property	745,330	679,924

Nonperforming loans to loans	0.20%	0.57%
Nonperforming assets to loans plus foreclosed property	0.20%	0.59%
Nonperforming assets to total assets	0.17%	0.46%

Noninterest Income

Noninterest income was $2,396,574 and $8,866,677 for the three and nine month periods ended September 30, 2003, respectively, compared to $1,507,614 and $4,444,804 for the same periods in 2002. The increases are primarily attributed to a $3,087,976 gain on the sale of the Southeast Kansas branches, less a $150,000 write-off of related goodwill, increases in service charges on deposit accounts, an increase in the gain on the sale of mortgage loans, increases in trust and financial advisory income, and a $77,884 gain on the sale of securities. Service charges on deposit accounts were $454,624 and $1,347,445 for the three and nine month periods ended September 30, 2003, as compared to $441,111 and $1,301,752 for the same periods in 2002. The Southeast Kansas branch activity is included in the three and nine month periods ended September 30, 2002. The increase in service charges on deposit accounts for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002 is a result of a decrease in the earnings credit rate on business accounts and an increase in the number of accounts, account activity and services provided offset by decreases related to the sale of the Southeast Kansas branches. Gains on the sale of mortgage loans were $635,323 and $1,749,752 for the three and nine month periods ended September 30, 2003, as compared to $399,086 and $1,044,329 for the same periods in 2002. The increase in these gains is a result of continued high volumes of new originations and refinancings as a result of low mortgage interest rates. These loans are sold into the secondary market with release of the servicing rights. Trust and financial advisory income was $1,214,174 and $2,474,001 for the three and nine month periods ended September 30, 2003 as compared to $559,594 and $1,728,727 for the same periods in 2002. The increases in trust and financial advisory income is the result of an increase in the number of financial advisory and fiduciary clients, an increase in assets under management to over $1 billion at September 30, 2003, as compared to $866 million at September 30, 2002, and commissions from a few life insurance policy sales.

Noninterest income was $5,928,701 for the nine months ended September 30, 2003 after eliminating the $2,937,976 gain on the sale of the Southeast Kansas branches. This is a $1,483,897 or 33% increase over the nine month period ended September 30, 2002.

Noninterest Expense

Total noninterest expense was $7,254,518 and $21,864,700 for the three and nine months ended September 30, 2003, representing a $530,714, or 8% and $2,141,803 or 11% increase from the same periods in 2002. Expenses related to the sale of the Southeast Kansas branches totaling $352,000, increased performance-based employee compensation, occupancy costs, and director expenses offset by declines in various discretionary expense categories and equipment costs.

Employee compensation and benefits increased $553,386 and $1,570,354 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Approximately $20,000 and $554,000 of these increases were due to increased accruals under the Company’s incentive bonus and 401K match program as the Company exceeded budgeted performance for the three and nine month periods ended September 30, 2003. The Company paid employees $177,000 in retention and severance bonuses related to the sale of the Southeast Kansas branches during April 2003. Another $94,000 and $244,000 of this increase was related to higher commission payouts in the mortgage department of the Bank for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. Commissions related to financial advisory income increased employee compensation expense $330,000 and $225,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The remaining variance in this category was attributable to annual merit increases for personnel and higher compensation associated with new middle and senior management hired during 2002 and 2003. Offsetting some of these costs was an overall reduction in staffing levels required, as there were 25 fewer full-time equivalent employees to 215 from 240 at September 30, 2003 as compared to September 30, 2002. Payroll taxes and employee benefits increased $27,052 and $53,790 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2003. These expenses did not increase in proportion with employee compensation due to a change in the mix of employees. Most new employees are middle and senior management with benefits that are a smaller percentage of their compensation. In addition, insurance costs for the employees at the Southeast Kansas branches were significantly higher than the costs associated with the employees at other units.

Occupancy expense increased $7,725 and $64,815 for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. Most of the increase in occupancy expenses was due to scheduled rent increases on various Company facilities offset by a decrease in building depreciation expense related to the sale of the buildings with the Southeast Kansas branches.

Other noninterest expense was $1,507,611 and $5,024,532 for the three and nine month periods ended September 30, 2003 as compared to the $1,447,828 and $4,374,960 for the three and nine month periods ended September 30, 2002. The increase in other noninterest expense for the nine months ended September 30, 2003 as compared to the same period in 2002 is the result of $92,000 in expenses related to the sale of the Southeast Kansas branches, an increase in director expenses, $380,000 in expenses related to noncompete agreements with two former key employees, and the recognition of a $50,000 legal settlement related to a loan dispute with another bank, offset by a decrease in meals and entertainment expenses and fraud and trading losses. Director expenses were $43,000 and $205,000 for the three and nine month periods ended September 30, 2003, respectively, as compared to $20,000 and $68,000 for the same periods in 2002. The Company increased its compensation paid to certain directors whose appointed duties require additional time commitments. In addition, several Board members chose to forfeit their stock appreciation rights and receive cash payments for meeting attendance. The stock appreciation rights still outstanding are marked to the Company’s stock market price on a quarterly basis and included in Director expenses.

Declines in certain expense categories like 1) meals and entertainment, 2) stationary and office supplies, and 3) fraud and trading losses were due to a concerted effort by management during the nine month period ended September 30, 2003. The $90,180 and $142,938 decrease in furniture, equipment and data processing expenses along with decreases in communications expense during the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002, was the result of savings from communications upgrades and the discontinuation of depreciation on Southeast Kansas assets sold in April 2003.

The ratio of noninterest expense to average assets for the three and nine month periods ended September 30, 2003 was 3.35% and 3.41%, respectively, versus 3.23% and 3.30% for the same periods in 2002. The efficiency ratio, which is total noninterest expenses as a percent of total revenues, was 68.11% and 65.70% for the three and nine month periods ended September 30, 2003 as compared to 70.92% and 72.15% for the same periods in 2002. After adjusting for the gain and expenses related to the sale of the Southeast Kansas branches and the non compete expenses (a non-GAAP measure), the efficiency ratio was 69.65% and the ratio of noninterest expense to average assets was 3.30%, for the nine month period ended September 30, 2003, respectively. Management is focused on improving these ratios in future years through employee productivity and expense controls.

The following table presents a breakdown of the gain and expenses related to the sale of the Southeast Kansas branches. The table also presents noninterest income, noninterest expense and the related ratios adjusted for the gain and expenses related to the sale of the Southeast Kansas branches and noncompete expenses.

	Nine months ended September 30,
	2003	2002
Net interest income	$24,411,888	$22,891,010

Total noninterest income	$8,866,677	$4,444,804
Less:
Gain on the sale of Southeast Kansas branches	3,087,976	—
Writeoff of related goodwill	(150,000)	—

Adjusted noninterest income	$5,928,701	$4,444,804

Total noninterest expense	$21,864,700	$19,722,897
Less:
Severance and retention bonuses	177,644	—
Occupancy	27,544	—
Furniture and equipment	17,626	—
Data processing	37,475	—
Other	91,771	—
Noncompete expenses	380,000	—

Adjusted noninterest expense	$21,132,640	$19,722,897

Efficiency ratio	65.70%	72.15%

Adjusted efficiency ratio	69.65%	72.15%

Noninterest expense to average assets	3.41%	3.30%

Adjusted noninterest expense to average assets	3.30%	3.30%

Liquidity

Liquidity is provided by the Bank’s earning assets, including short-term investments in federal funds sold, maturities in the loan and investment portfolios, and amortization of term loans, along with deposit inflows, and proceeds from borrowings. At September 30, 2003, the loan to deposit ratio was 98%, as compared to 95% at December 31, 2002. Federal funds sold, interest bearing deposits and investment securities were $71 million and $100 million at September 30, 2003 and December 31, 2002, respectively. During the nine months ended September 30, 2003, the Bank funded net new loans of $65 million, while deposits increased a net $42 million. During 2003, the Bank obtained four $10 million brokered certificates of deposit, which supplemented its core deposit activities. The Bank has a total of $60 million in brokered certificates of deposit or 8% of its total deposits at September 30, 2003. In April 2003, the Bank absorbed about $17 million in lost liquidity when it closed on the sale of the Southeast Kansas Branches, as they were a net provider of funds.

The Bank closely monitors its current liquidity position and believes there are sufficient backup sources of liquidity. As of September 30, 2003, the Bank has over $117 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, and $39 million from the Federal Reserve under a pledged loan agreement. The Bank also has access to over $70 million in overnight fed funds lines from various banking institutions. In addition, the Company has a $5 million credit line, which can be drawn upon for additional capital injections into the Bank.

Capital Adequacy

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes the Bank is well capitalized.

As of September 30, 2003, the most recent notification from the Company’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

At September 30, 2003 and December 31, 2002, Enterprise Financial Services Corp and Enterprise Bank had required and actual capital ratios as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2003:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$85,524,030	11.19%	$61,121,856	8.00%	$—	—%
Enterprise Bank	82,269,276	10.80	60,944,262	8.00	76,180,327	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$75,967,324	9.94%	$30,560,928	4.00%	$—	—%
Enterprise Bank	72,739,976	9.55	30,472,131	4.00	45,708,196	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	$75,967,324	8.87%	$25,693,939	3.00%	$—	—%
Enterprise Bank	72,739,976	8.49	25,706,324	3.00	42,843,873	5.00

At December 31, 2002:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$78,207,875	10.95%	$57,136,811	8.00%	$—	—%
Enterprise Bank	75,204,737	10.58	56,885,394	8.00	71,106,743	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$69,607,874	9.75%	$28,568,406	4.00%	$—	—%
Enterprise Bank	66,604,736	9.37	28,442,697	4.00	42,664,046	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	$69,607,874	7.93%	$26,346,052	3.00%	$—	—%
Enterprise Bank	66,604,736	7.60	26,283,571	3.00	43,805,951	5.00

(1)	There are no regulatory guidelines for defining “well capitalized” for Bank Holding Companies as opposed to Banks.

Effects of Inflation

Changes in interest rates may have a significant impact on a commercial bank’s performance because virtually all assets and liabilities of commercial banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to asset ratio. The Company’s operations are not currently impacted by inflation.

Item 3: Quantitative and Qualitative Disclosures Regarding Market Risk

The Company’s exposure to market risk is reviewed on a regular basis by its Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the interest rate risk while at the same time maximizing income. Management realizes that certain interest rate risks are inherent in our business and that the goal is to identify and minimize those risks. Tools used by management include the standard repricing or “GAP” report subject to different rate shock scenarios. At September 30, 2003, the rate shock scenario models indicated that annual net interest income would increase by less than 11% should rates rise 100 basis points and decrease by less than 15% should rates fall 100 basis points from their current level over a one year period. The Bank has no market risk sensitive instruments held for trading purposes.

The following tables (dollars in thousands) present the scheduled maturity of market risk sensitive instruments at September 30, 2003:

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 Years or No Stated Maturity	Total
ASSETS
Investments in debt and equity securities	$24,718	$12,941	$4,984	$10,116	$367	$8,327	$61,453
Interest-earning deposits	562	—	—	—	—	—	562
Federal funds sold	9,271	—	—	—	—	—	9,271
Loans (1)	601,286	34,064	53,485	15,106	26,191	15,198	745,330
Loans held for sale	3,357	—	—	—	—	—	3,357

Total	$639,194	$47,005	$58,469	$25,222	$26,558	$23,525	$819,973

LIABILITIES
Savings, NOW, money market deposits	$410,494	$—	$—	$—	$—	$—	$410,494
Certificates of deposit (1)	137,168	43,094	8,705	1,187	1,198	552	191,904
Guaranteed preferred beneficial interests in subordinated debentures	—	—	—	—	—	15,000	15,000
Borrowed funds	7,337	3,815	1,350	1,425	950	4,687	19,564

Total	$554,998	$46,909	$10,055	$2,612	$2,148	$20,239	$636,961

	Carrying Value	Average Interest Rate for Nine Months Ended September 30, 2003	Estimated Fair Value
ASSETS
Investments in debt and equity securities	$61,453	2.74%	$61,453
Interest-earning deposits	562	1.69	562
Federal funds sold	9,271	0.96	9,271
Loans (1)	745,330	5.70	753,873
Loans held for sale	3,357		3,357
Total	$819,973		$828,516

LIABILITIES
Savings, NOW, money market deposits	$410,494	0.89%	$410,494
Certificates of deposit (1)	191,904	2.53	192,487
Guaranteed preferred beneficial interests in subordinated debentures	15,000	8.24	15,119
Borrowed funds	19,564	3.60	19,828
Total	$636,961		$637,928

(1)	Adjusted for the impact of the interest rate swaps.

Item 4: Controls and Procedures

As of September 30, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 6: Exhibits and Reports on Form 8-K

(a).	Exhibits.

Exhibit Number	Description

11.1	Statement regarding computation of per share earnings

31.1	Chief Executive Officer’s Certification required by Rule 13a-14(a)

31.2	Chief Financial Officer’s Certification required by Rule 13a-14(a)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

(b).	During the three months ended September 30, 2003, the Registrant filed one current report on form 8-K, dated July 23, 2003, in which the Registrant reported the second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the 12th day of November 2003.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ KEVIN C. EICHNER

Kevin C. Eichner Chief Executive Officer

By:	/s/ FRANK H. SANFILIPPO

Frank H. Sanfilippo Chief Financial Officer