Form 10-K
period 2003-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2004-03-12
CIK 1025835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

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

Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K  ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 10, 2004: Common Stock, par value $.01, $101,969,354

The number of shares outstanding of the Registrant’s common stock as of March 10, 2004: Common Stock, par value $.01, 9,670,532 shares outstanding

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

ENTERPRISE FINANCIAL SERVICES CORP

2003 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. You should be aware that Enterprise Financial Services Corp’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates, consolidation within the banking industry and competition from banks and other financial institutions, all of which could cause Enterprise Financial Services Corp’s, actual results to differ from those set forth in the forward-looking statements.

PART I

ITEM 1: BUSINESS

General

Enterprise Financial Services Corp, formerly known as Enterbank Holdings Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 30, 1994, for the purpose of providing a holding company structure for the ownership of Enterprise Bank, (the “Bank”) which commenced operations in 1988. The Company acquired the Bank in May 1995 through a tax-free exchange with the Bank’s shareholders. In January 2004 the Bank changed its legal name to Enterprise Bank & Trust. In June of 2000, the Company and Commercial Guaranty Bancshares, Inc. (“CGB”), the parent company for First Commercial Bank, N.A. (the “Kansas Bank”), merged under a tax-free reorganization. The holding company ownership structure gives the Bank a source of capital and financial strength and allows the Company some flexibility in expanding the products and services offered to clients. In 2000, the Company elected to change its status from a bank holding company to a financial holding company.

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

Enterprise Trust (“Trust”), formerly referred to as Enterprise Financial Advisors (“EFA”), a division of the Bank, was organized in late 1998 to provide fee-based trust services, personal financial planning, estate planning, and corporate planning services to the Company’s target market on a full time basis.

The Kansas Bank began operations on February 20, 1996 as a new Kansas banking corporation in Overland Park, Kansas located in Johnson County. The Kansas Bank acquired First National Bank of Humboldt in December of 1997, adding three additional locations in Humboldt, Chanute and Iola, all located in Southeast Kansas. In June of 2000, the Company completed a merger transaction under which the Kansas Bank became a subsidiary of the Company. On January 1, 2001, the Kansas Bank changed its legal name to Enterprise Banking, N.A. and on September 30, 2001 Enterprise Banking, N.A. merged into Enterprise Bank with Enterprise Bank as the surviving entity.

On April 4, 2003, the Company transferred loans of $27.2 million, fixed assets of $1.1 million, and deposits of $48.2 when it sold its Humboldt, Chanute and Iola, Kansas branches (“Southeast Kansas branches”) to Emprise Financial Corporation based in Wichita, Kansas. Assets of $36.4 million and deposits of $50.1 million associated with these branches were shown as “held for sale” on the Company’s consolidated balance sheet at December 31, 2002. The Company received a 2.0% premium on loans and a 4.75% premium on deposits, which generated a $3.1 million pretax gain less a $150,000 write-off of related goodwill associated with these branches. All other items were sold at book value. There were approximately $352,000 in expenses incurred related to the sale. The Southeast Kansas branches were included in the Enterprise Banking segment. These branches were sold because they were not a strategic fit for the Company and allowed the Company to redeploy bank capital and management resources to the key markets of St. Louis and Kansas City.

The Company’s executive offices are located at 150 North Meramec, Clayton, Missouri 63105. The Company’s telephone number is (314) 725-5500.

Strategy

The Company’s strategy is to provide a complete range of financial services designed to appeal to closely-held businesses, their owners and to professionals in the St. Louis and Kansas City metropolitan areas. The Company’s goal is to grow its operations within its defined market niche by being well-managed, well-capitalized, and disciplined in its approach to managing and expanding its operations as growth opportunities arise. The Company believes its goals can be achieved while providing attractive returns to shareholders. Net income, earnings per share growth, and long term return on shareholders’ equity are the financial performance indicators the Company considers most critical in measuring success.

The Bank

The Bank is a Missouri state chartered trust company which offers a broad range of commercial and personal banking services to clients. Loans include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate, and a smaller amount of consumer loans. Other services include treasury management and safe-deposit boxes.

The Bank’s primary source of funds has historically been customer deposits. The Bank offers a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, savings accounts, money market accounts, commercial sweep accounts, checking and negotiable order of withdrawal accounts, and individual retirement accounts. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types of deposits.

The Bank experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms, and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies, and brokerage firms. The primary factors in competing for deposits are overall deposit services, interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. We believe that the Bank’s size provides flexibility, which enables the Bank to offer an array of banking products and services. We believe that the Bank’s financial condition also contributes to a favorable competitive position in the markets it serves.

Management believes the Bank is able to compete effectively in its market because: 1) the Bank’s relationship officers and management maintain close working relationships with their commercial clients, 2) the Bank’s management structure enables it to react to customer requests for loan and deposit services more quickly than many competitors, 3) the Bank’s management and officers have significant experience in the communities served by the Bank, and 4) the Bank is highly focused on the closely-held business and professional market. Additionally, industry consolidation has resulted in fewer independent banks and fewer banks serving the Banks target market niche. Management believes the Bank is one of only a few with a business model specifically designed for closely-held businesses, their owners and the professional markets.

The Bank’s historical growth strategy has been both client and asset driven. The Bank continuously seeks to add clients that fit its target market. This strategy enables the Bank to attract clients whose borrowing needs have grown along with the Bank’s increasing capacity to fund client loan requests. Additionally, the Bank increased its loan portfolio based on lending opportunities developed by relationship officers. The Bank funds loan growth by attracting deposits from business and professional clients, by borrowing from the Federal Home Loan Bank, and by issuing brokered certificates of deposits which are priced at or below the Bank’s alternative cost of funds.

The Bank can expand its customer relationships and control operating costs by: 1) operating a small number of offices with a high per office asset base, 2) emphasizing commercial loans which tend to be larger than retail loans, 3) employing an experienced staff, all of whom are rewarded on the basis of performance and customer service, 4) improving data processing and operational systems to increase productivity and to control risk, 5) leasing rather than owning facilities where possible so that capital can be deployed more effectively to support growth in earning assets, and 6) outsourcing services where possible.

Each of the banking units has its own operating Board of Directors. Each Board of Directors is comprised of business owners and professionals who fit the target client profile. Each Board of Directors takes an active role in the business development activities of its respective banking unit. Input and understanding of the needs of the Bank’s current and target clients has been critical in the Bank’s past success and will be important in the Bank’s plans for future growth.

Wealth Management

In 1998, the Bank entered the trust and financial planning business on a full time basis when the Bank was granted trust powers. As a part of the organization of trust operations (“Trust” or “Enterprise Trust), the Bank entered into solicitation and referral agreements with Moneta Group, Inc. (“Moneta”), a large financial planning company based in St. Louis, Missouri. On December 24, 2003, the Bank entered into a new agreement with Moneta that superseded all previous agreements. The new agreement calls for Moneta to provide training for new Trust employees, ongoing training for Trust employees, compliance and technical expertise, and access to institutional services for Trust in exchange for a flat fee in the form of cash. Moneta will refer clients to Trust and in return will receive a portion of the revenue earned by Trust in the form of cash. Moneta will continue to refer banking business to the Bank and receive compensation in the form of options to purchase the Company’s common stock.

Enterprise Trust provides fee-based personal and corporate financial consulting and trust services to the Company’s target market. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues. Some investment management services are provided through Argent Capital Management LLC (“Argent”), a money management company that invests principally in large capitalization companies. The Company owns approximately 4.8% of Argent’s outstanding shares.

In addition, the Company acquired approximately 11% of Retirement Plan Services, LLC (“RPS”) in October of 2000 and in December of 2000 elected to move its 401(k) plan from the Principal Group to RPS. RPS provides retirement plan administration to small and medium size businesses. During 2001, the Company increased its ownership percentage to approximately 20% and actively refers business to RPS on a fee sharing arrangement.

In 2004, the Company plans to establish Enterprise Business Consulting (“EBC”) and Enterprise Wealth Products Group (“WPG”). Along with Trust, these products and service offerings will make up the Company’s Wealth Management business segment. Through a network of independent professionals, EBC will offer business consulting services such as strategic planning, executive recruiting, compensation analysis, marketing, and WPG will offer an array of life, annuity, disability income, long-term care and selected mutual funds through a wholly-owned insurance general agency and a branch of an outside broker-dealer.

Market Areas and Approach to Expansion

In the St. Louis metropolitan area, the Bank has facilities in Clayton, St. Charles County, and the city of Sunset Hills. The Bank also has facilities in Johnson County, Kansas and an office in the Country Club Plaza on the Missouri side of Kansas City. The Company chose to locate in all of these markets based on high expectations for growth, high concentration of closely-held businesses and the high number of professionals in those markets. As mentioned above, the Company believes that local management and the involvement of a Board of Directors comprised of local business persons and professionals are key ingredients for success. Management believes that credit decisions, pricing matters, business development strategies, and other decisions should be made locally by managers who have an equity stake in the Company while complying with the Bank’s policies and procedures. The Company, as part of its expansion effort, plans to continue its strategy of operating a small number of offices with a high per office asset base, emphasizing commercial loans and employing experienced staff who are rewarded on the basis of performance and customer service.

Enterprise Merchant Banc

The Company had organized Enterprise Merchant Banc, Inc. (“Merchant Banc”) (formerly Enterprise Capital Resources, Inc.) in 1995 as a wholly owned subsidiary to provide merchant banking services to closely-held business and their owners. Its operations included a minority investment in Enterprise Merchant Banc, LLC (“EMB LLC”), which focused on providing equity capital and equity-linked debt investments to growing companies in need of additional capital to finance internal and acquisition-related growth.

After experiencing significant losses on merchant banking investments in 2001, the Company considered that the merchant banking investments were no longer a viable part of its long term business strategy. Enterprise Merchant Banc is now inactive.

Investments

The Bank’s investment policy is designed to enhance its net income and return on equity through prudent management of risk; ensure liquidity to meet cash-flow requirements; help manage interest rate risk; ensure collateral is available for public deposits, advances and repurchase agreements; and to seek asset diversification. The Company, through its Asset/Liability Management Committee (“ALCO”), monitors the Bank’s investment activity and manages its liquidity by structuring the maturity dates of its investments to meet anticipated customer funding needs. However, the primary goal of the Bank’s investment policy is to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads. Accordingly, the ALCO monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds. ALCO also utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities.

Employees

At December 31, 2003 the Company had approximately 207 full time equivalent employees. None of the Company’s employees is covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM 2: PROPERTIES

All of the Company’s St. Louis banking facilities are leased under agreements that expire in 2004, 2008, 2011 and 2016, for Clayton, St. Louis County, the City of Sunset Hills, and St. Charles County, respectively. The Company has the option to renew the Clayton facility lease for one additional five-year period with future rentals to be agreed upon. The Company has the option to renew the St. Louis County facility lease for three additional five-year periods with future rentals to be agreed upon. The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon. The Company has no future rental options for the St. Charles County facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then-current market conditions and inflation. The Company’s Kansas City Country Club Plaza banking facility is leased under an agreement that expires in 2011. The Company has the option to renew the Plaza facility lease for one 5 year term. The banking facility in Overland Park, Kansas is owned by the Company.

The following is a list of the Company’s current facilities:

Facility	Address	Description
Enterprise Bank, Clayton	150 North Meramec Clayton, Missouri 63105	Commercial and Retail Banking

Enterprise Bank, St. Peters	300 St. Peters Centre Blvd. St. Peters, Missouri 63376	Commercial and Retail Banking

Enterprise Bank, Sunset Hills	3890 South Lindbergh Blvd. Sunset Hills, Missouri 63127	Commercial and Retail Banking

Enterprise Bank, Overland Park	12695 Metcalf Avenue Overland Park, Kansas 66213	Commercial and Retail Banking

Enterprise Bank, Plaza	444 W 47th Street Suite 110 Kansas City, Missouri 64112	Commercial and Retail Banking

Enterprise Bank, St. Louis	1281 North Warson Road St. Louis, Missouri 63132	Operations Center

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

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the quarter ended December 31, 2003.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 10, 2004, the Company had approximately 1,100 common stock shareholders of record and a market price of $13.75 per share. The common stock is not traded on an exchange but is traded on the Over-The-Counter Bulletin Board. The Company believes the high and low sale prices for the common stock and dividends declared were as follows in the quarters indicated:

	Market Price		Dividends Declared
	High	Low
2002
First Quarter	$12.10	$9.50	$0.0175
Second Quarter	10.75	9.00	$0.0175
Third Quarter	11.50	9.00	$0.0175
Fourth Quarter	13.05	10.25	$0.0175

2003	High	Low
First Quarter	$13.80	$12.70	$0.0200
Second Quarter	13.99	13.00	$0.0200
Third Quarter	13.70	12.75	$0.0200
Fourth Quarter	14.10	12.75	$0.0200

There may have been other transactions at prices not known to the Company.

Dividends

The holders of shares of common stock of the Company are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for the purpose of paying dividends. The amount of dividends, if any, that may be declared by the Company will be dependent on many factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Bank. As a result, no assurance can be given that dividends will be paid in the future with respect to the common stock. In addition, the Company currently plans to retain most of its earnings for growth rather than increasing dividends.

Common Stock

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, par value $.01 per share (the “Common Stock”). Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote. In all elections of directors, holders of Common Stock have the right to cast votes equaling the number of shares of Common Stock held by such stockholder multiplied by the number of directors to be elected. All of such votes may be cast for a single director or may be distributed among the number of directors to be elected, or any two or more directors, as such stockholder may deem fit. Holders of Common Stock have no preemptive, conversion, redemption, or sinking fund rights. In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all liabilities of the Company.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data should be read in connection with and are qualified by reference to the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. This selected financial data presented below is derived from the Company’s audited consolidated financial statements as of and for the years ended: December 31, 2003, 2002, 2001, 2000, and 1999.

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001	2000	1999
EARNINGS SUMMARY:
Interest income	$43,245	$45,207	$52,612	$56,030	$41,076
Interest expense	10,544	14,343	23,810	27,596	18,160

Net interest income	32,701	30,864	28,802	28,434	22,916
Provision for loan losses	3,627	2,251	3,230	1,043	2,496
Noninterest income	10,091	5,366	(2,035)	2,863	3,022
Noninterest expense	28,215	27,364	24,830	21,845	17,522

Income before income taxes	10,950	6,615	(1,293)	8,409	5,920
Income taxes	4,025	1,614	1,242	3,208	2,335

Income before cumulative effect of a change in accounting principle	6,925	5,001	(2,535)	5,201	3,585
Cumulative effect on prior years of a change in asset classification	—	—	—	—	121

NET INCOME	$6,925	$5,001	$(2,535)	$5,201	$3,706

Net income per share-basic	$0.72	$0.53	$(0.28)	$0.58	$0.41
Net income per share-diluted	0.70	0.52	(0.28)	0.54	0.39
Cash dividends per share	0.08	0.07	0.06	0.05	0.04
Book value per share	6.80	6.19	5.60	5.90	5.26
BALANCE SHEET DATA:
Yearend balances:
Loans	$783,878	$679,799	$602,747	$516,810	$445,448
Allowance for loan losses	10,590	8,600	7,296	7,097	6,758
Assets held for sale	—	36,401	40,575	41,222	36,695
Assets	907,726	877,251	795,590	711,278	615,483
Deposits	796,400	716,314	655,553	576,268	488,555
Subordinated debentures	15,464	15,464	11,340	11,340	11,340
Borrowings	24,147	31,823	15,399	11,191	12,417
Liabilities held for sale	—	50,053	58,800	56,169	53,774
Shareholders’ equity	65,388	58,810	51,897	53,484	47,044
Average balances:
Loans	$738,572	$693,551	$613,539	$517,381	$429,408
Earning assets	825,973	779,194	701,582	628,222	492,351
Assets	868,303	820,730	743,503	662,497	527,318
Interest-bearing liabilities	647,087	629,651	583,343	529,527	411,769
Shareholders’ equity	63,175	55,361	56,623	50,132	46,261
SELECTED RATIOS:
Return on average equity	10.96%	9.03%	N/A	10.37%	7.88%
Return on average assets	0.80	0.61	N/A	0.79	0.70
Efficiency ratio	65.94	75.53	92.76	69.80	67.55
Average equity to average assets	7.28	6.75	7.62	7.57	8.77
Yield on average interest-earning assets	5.29	5.84	7.52	8.95	8.37
Cost of interest-bearing liabilities	1.63	2.28	4.09	5.21	4.41
Net interest rate spread	3.66	3.56	3.43	3.74	3.96
Net interest rate margin	4.01	4.00	4.12	4.55	4.69
Nonperforming loans to total loans	0.20	0.57	0.62	0.39	0.57
Nonperforming assets to total assets	0.17	0.46	0.49	0.29	0.48
Net chargeoffs to average loans	0.22	0.14	0.49	0.14	0.04
Allowance for loan losses to total loans	1.35	1.27	1.21	1.37	1.52
Dividend payout ratio - Basic	11.11	13.21	N/A	8.62	9.66

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 2003. It should be read in conjunction with the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

The Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

OVERVIEW OF MANAGEMENT’S DISCUSSION AND ANALYSIS

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document. These have an impact on the Company’s financial condition and results of operations.

Net income for 2003 was $6.9 million, or $0.70 per fully diluted share, an increase of $1.9 million or 38.5% compared to $5.0 million, or $0.52 per share for the prior year. The Company experienced significant growth in both of its primary business segments: Banking and Wealth Management. The improvement in earnings for 2003 was due to several factors: 1) earning asset growth funded mainly with core deposits; 2) a stable net interest rate margin; 3) strong fee income growth in trust and gains on sale of mortgages; 4) the gain on sale of the Southeast Kansas branches less related expenses; and 5) minimal increases in noninterest expenses. Partially offsetting these positive factors were higher provision for loan losses and a higher effective tax rate.

The majority of the Company’s revenues are net interest income in the Banking Segment. Net interest income is a byproduct of earning asset volumes (i.e. loans and investment securities) and the net interest rate margin (i.e. the spread between earning asset yields and the overall cost of funding those assets). The Company realized strong earning asset growth in 2003 and maintained the net interest rate margin in spite of continued falling interest rates. Along with managing credit risk and liquidity risk, managing interest rate risk is a key determinant of future earnings growth.

Given the level of financial institution merger activity in the past year, the Company has significant opportunities for growing its client base. The Company has hired experienced production staff from its competitors to complement the existing sales force, and is targeting increased levels of loan, deposit and wealth management sales production as a result. In less than vibrant local economies where competitors are also pushing for growth in earnings, margins have been under pressure. Management has developed a model to capture relationship “contribution margin” and uses this tool to help make decisions on loan or deposit pricing.

The Bank’s average relationship size is expected to increase resulting in greater efficiencies. In addition, it is anticipated that the credit requirements of these clients will require a heavier underwriting emphasis on cash flow as the primary credit granting criteria. Given larger average relationships, heavier emphasis on cash flows for repayment, and the relatively stagnant local economies, the credit risk inherent in the loan portfolio has increased and the provision for loan losses and resultant allowance for loan losses reflect these factors.

During 2003, the Company sold three branches in Southeast Kansas for a pre-tax gain of $3.1 million. These branches did not fit in the Company’s long-term strategy as they were rural, community banks with a retail focus. In addition, this sale allowed the Company to redeploy bank capital and management time to the strategic markets of St. Louis and Kansas City. There were $352,000 of expenses and a $150,000 write-off of goodwill associated with the sale.

Given the reliance on net interest income for revenue growth, the Company continues to develop and expand fee income opportunities. Continued growth in new relationships and penetration of banking products into existing relationships should continue to drive service charge revenue. In addition, the Bank offers single family residential mortgages that are sold servicing-released into the secondary mortgage market. Interest rate levels significantly impact this revenue item. The Company believes that Wealth Management services offer an attractive value proposition to our targeted client base and in the long run provide the necessary fee income growth and revenue diversification the Company seeks. Trust income, currently comprised of income from fiduciary and financial advisory activities, continues to grow rapidly. Assets under administration in the Wealth Management segment exceeded $1.1 billion during 2003. New capabilities and products will be introduced in 2004 that should provide additional bases for growth.

The Company is focused on leveraging its current expense base and measures the “efficiency ratio” as a benchmark for improvement. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income). This ratio has improved in 2003 from 2002 to 66% versus 76%. Continued improvement is targeted to maintain strong earnings per share growth and generate higher returns on equity.

The Company is “well capitalized” under any regulatory definition and adequately reserved against loan losses as of December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 1 of our consolidated financial statements.

Allowance for Loan Losses

Subject to the use of estimates, assumptions, and judgments, management’s evaluation process used to determine the adequacy of the allowance for loan losses combines several factors: management’s ongoing review of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan losses is adequate and properly recorded in the consolidated financial statements

Derivative Financial Instruments

The Company employs derivative financial instruments to assist in its management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value has correlated and is expected to correlate with change in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true with acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. The consequence of greater inefficiency and discontinuation of hedge accounting results in increased volatility in reported earnings. For cash flow hedges, this would result in more or all of the change in the fair value of the affected derivative being reported in income. For fair value hedges, this would result in less or none of the change in the fair value of the derivative being offset by changes in the fair value of the underlying hedged asset or liability.

Deferred Tax Assets

The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforward and tax credits. Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. In the event that management determines it would not be able to realize all or part of net deferred tax assets in the future, the Company would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made. Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected.

Goodwill and Other Intangible Assets

At December 31, 2003 the Company had $1.9 million of goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, amortization of goodwill ceased as of January 1, 2002, and instead this asset must be periodically tested for impairment. Goodwill arose from the acquisition of CGB. Goodwill is tested for impairment utilizing the methodology and guidelines established in SFAS No. 142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. Management believes that the assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

RESULTS OF OPERATIONS ANALYSIS

Performance Summary

The Company recorded net income of $6.9 million for the year ended December 31, 2003, an increase of $1.9 million or 38.5% over the $5.0 million earned in 2002. Earnings per fully diluted share for 2003 were $0.70, a 34.6% increase over 2002 diluted earnings per share of $0.52. Key factors behind these results were as follows:

Taxable equivalent net interest income was $33.1 million for 2003, $2.0 million or 6.4% higher than 2002. Although taxable equivalent interest income decreased $1.8 million, interest expense decreased $3.8 million. The $2.0 million increase in taxable equivalent net interest income was due to increased volume of earning assets and liabilities (adding $1.9 million) and changes in interest rates (adding $100,000).

The net interest rate margin for 2003 was 4.01%, compared to 4.00% in 2002. The 1 basis point (bp) increase in net interest rate margin is attributable to the net of a 10 bp increase in interest rate spread (the net of a 65 bp lower cost of interest-bearing liabilities offset by a 55 bp decline in the yield on earning assets), and a 9 bp lower contribution from net free funds.

Total loans were $783.9 million at December 31, 2003, an increase of $104.1 million or 15.3% over December 31, 2002. This growth was generated internally from the Company’s sales force and funded from increases in deposits of $80.1 million and other liquidity sources.

The provision for loan losses was $3.6 million for 2003 compared to $2.3 million for 2002. This increase reflects strong growth in the loan portfolio and management’s perception of changes in credit risk levels in the portfolio. Driving these risk levels were robust growth in commercial and industrial loans and commercial real estate loans in the Company’s markets amidst heavy industry competition and relatively stagnant local economies during the last two years. The allowance for loan losses of $10.6 million at December 31, 2003 represents 1.35% of outstanding portfolio loans versus 1.27% at the end of 2002.

Noninterest income was $10.1 million for 2003, compared with $5.4 million in 2002. Excluding the $2.9 million of gain on the sale of the Southeast Kansas branches, noninterest income was up $1.8 million or 33.3% driven by increased trust income of $1.3 million, or 53.9%, and increased gains on the sale of mortgage loans of $156,000 or 20.2%. Service charges were flat with 2002 at $1.8 million.

Noninterest expense was $28.2 million, up $852,000 or 3.1% over 2002. Adjusting for the $352,000 in expenses associated with the sale of the Southeast Kansas branches, noninterest expense was up 1.8%.

Income tax expense increased to $4.0 million, up $2.4 million from 2002. The increase was related to higher income before income tax in 2003 and the reversal of $800,000 in valuation allowance on deferred tax assets in 2002.

Net income was $5.0 million for the year ended December 31, 2002, an increase of $7.5 million, as compared to a net loss of $2.5 million for the same period in 2001. Diluted earnings (loss) per share for the years ended December 31, 2002 and 2001 were $0.52 and $(0.28), respectively.

The net loss for 2001 was attributed to $5.7 million in losses related to Merchant Banc investments. There was also a decrease in net interest rate margin, an increase in the provision for loan losses, and an increase in noninterest expense that contributed adversely to the 2001 results. The decrease in the net interest rate margin was precipitated by a dramatic decline in the interest rate environment since December 2000.

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund interest earning and other assets or activities. The amount of net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities. Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Net interest spread and net interest rate margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest rate margin is expressed as the percentage of net interest income to average earning assets. The net interest rate margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and shareholders’ equity, also support earning assets.

Net interest income (presented on a tax equivalent basis) was $33.1 million for 2003, an increase of $2.0 million or 6.4% from 2002. The increase in net interest income was attributable to a higher level of earning assets and lower cost of interest-bearing liabilities partially offset by lower earning asset yields and higher volumes of interest-bearing liabilities. The net interest rate margin for 2003 was 4.01%, compared to 4.00% in 2002. The 1 bp increase in net interest rate margin is attributable to the net of a 10 bp increase in net interest spread (the net of a 65 bp lower cost of interest-bearing liabilities offset by a 55 bp decrease in the yield on earning assets), and a 9 bp lower contribution from net free funds.

Net interest income was $31.1 million for 2002, an increase of $2.2 million or 7.6% from 2001. The increase in net interest income was attributable to a higher level of earning assets and lower cost of interest-bearing liabilities partially offset by lower earning asset yields and higher volumes of interest-bearing liabilities. The net interest rate margin for 2002 was 4.00%, compared to 4.12% in 2001. The 12 bp decline in net interest rate margin is attributable to the net of a 13 bp increase in net interest spread (the net of a 181 bp lower cost of interest-bearing liabilities offset by a 168 bp decrease in the yield on earning assets), and a 25 bp lower contribution from net free funds.

As shown in the rate/volume analysis on page 14, changes in the rates resulted in a $130,000 increase to net interest income, while increases in volume and changes to the mix of both earning assets and interest-bearing liabilities added $1.9 million, for a combined increase of $2.0 million in net interest income for 2003 over 2002. Rate changes on interest-bearing liabilities lowered interest expense by $4.1 million, while the changes in rates on earning assets reduced interest income by $4.0 million, for a net favorable impact of $130,000.

For 2003, the cost of interest-bearing liabilities decreased 65 basis points to 1.63%, aided by the low rate environment. The combined average cost of interest-bearing deposits was 1.36%, down 70 bp from 2002, with the most significant rate declines seen in the money market accounts down 53 bp and certificates of deposit down 116 bp. The rates on money market balances (including corporate sweep accounts) tend to track with treasury bill rates and national money market funds, both of which were falling in 2003. The Company’s certificate of deposit portfolio also repriced to lower rates during the year as renewals and new balances reflected lower rates for these products in our local markets. The interest-bearing liability rate changes resulted in $4.1 million lower interest expense with $4.0 million of that total attributable to interest-bearing deposits.

For 2003, the yield on earning assets fell 55 bp to 5.29%, driven by a 61 bp decline in the loan yield. The average loan yield was 5.63%. The lower rate environment for new originations, competitive pricing pressures and refinancing in many loan categories put downward pressure on loan yields in 2003. The yield on securities and short term investments combined was down 23 basis points to 2.33%. The earning asset rate changes reduced interest income by $4.0 million, a combination of $3.5 million lower interest on loans and $466,000 lower interest on securities and short-term investments combined.

From a volume perspective, the growth and composition change of earning assets in 2003 contributed an additional $2.2 million to net interest income, while the growth and composition of interest-bearing liabilities cost an additional $309,000, netting a $1.9 million increase to net interest income.

Average earning assets were $826.0 million in 2003, an increase of $46.8 million or 6.0% from 2002. Loans accounted for the majority of the growth in earning assets, increasing by $45.0 million or 6.5% to $738.6 million on average in 2003 and representing 89.4% of average earning assets compared to 89.0% in 2002. For 2003, interest income on loans increased $1.9 million from growth, but decreased $3.5 million from the impact of the rate environment (as noted above), for a net decrease of $1.6 million versus 2002 (see table on page 14).

Average interest-bearing liabilities were $647.1 million in 2003, an increase of $17.4 million or 2.8% from 2002. The growth in earning assets was also supported by a $20.2 million or 15.4% increase in average noninterest-bearing deposits (a component of net free funds). The growth in interest-bearing liabilities came from a $10.5 million increase in interest-bearing deposits, a $2.0 million increase in subordinated debentures, and a $4.9 million increase in borrowed funds (includes Federal Home Loan Bank advances). For 2003, interest expense on interest-bearing liabilities increased $309,000 due to this growth while the impact of declining rates reduced interest expense on interest-bearing liabilities by $4.1 million versus 2002.

The table on page 13 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, net interest spread and net interest rate margin on a taxable equivalent basis for the three years ended December 31, 2003.

Please note that the balance of loans and deposits associated with the Southeast Kansas branches are included in the following tables of the section for 2001, 2002, and approximately three months of 2003.

	For the years ended December 31,
	2003				2002				2001
(Dollars in Thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets

Interest-earning assets:
Loans (1)(2)	$738,572	85.05%	$41,618	5.63%	$693,551	84.51%	$43,279	6.24%	$613,539	82.52%	$48,803	7.95%
Taxable investments in debt and equity securities	64,915	7.48	1,802	2.78	44,358	5.40	1,590	3.58	39,397	5.30	2,281	5.79
Non-taxable investments in debt and equity securities(2)	939	0.11	35	3.73	18	0.00	1	5.53	294	0.04	26	8.96
Short-term investments	21,547	2.48	198	0.92	41,267	5.03	603	1.46	48,352	6.50	1,661	3.44

Total securities and short-term investments	87,401	10.07	2,035	2.33	85,643	10.43	2,194	2.56	88,043	11.84	3,968	4.51

Total interest-earning assets	825,973	95.12	43,653	5.29	779,194	94.94	45,473	5.84	701,582	94.36	52,771	7.52
Non-interest-earning assets:
Cash and due from banks	29,068	3.35			27,496	3.35			24,624	3.31
Other assets	22,989	2.65			22,170	2.70			24,583	3.31
Allowance for loan losses	(9,727)	(1.12)			(8,130)	(0.99)			(7,286)	(0.98)

Total assets	$868,303	100.00%			$820,730	100.00%			$743,503	100.00%

Liabilities and Shareholders’ Equity

Interest-bearing liabilities:
Interest-bearing transaction accounts	$54,742	6.30%	$169	0.31%	$62,104	7.57%	$269	0.43%	$53,846	7.24%	$555	1.03%
Money market accounts	357,497	41.17	3,475	0.97	332,700	40.54	5,001	1.50	289,264	38.91	9,590	3.32
Savings	5,499	0.63	24	0.44	8,571	1.04	84	0.98	7,706	1.04	157	2.04
Certificates of deposit	185,175	21.33	4,532	2.45	189,030	23.03	6,833	3.61	206,334	27.75	11,703	5.67

Total interest-bearing deposits	602,913	69.43	8,200	1.36	592,405	72.18	12,187	2.06	557,150	74.94	22,005	3.95
Subordinated debentures	15,464	1.78	1,270	8.21	13,453	1.64	1,152	8.56	11,340	1.52	1,074	9.47
Borrowed funds	28,710	3.31	1,073	3.74	23,793	2.90	1,004	4.22	14,853	2.00	764	5.14

Total interest-bearing liabilities	647,087	74.52	10,543	1.63	629,651	76.72	14,343	2.28	583,343	78.46	23,843	4.09

Noninterest-bearing liabilities:
Demand deposits	151,140	17.41			130,931	15.95			100,103	13.46
Other liabilities	6,901	0.79			4,787	0.58			3,434	0.46

Total liabilities	805,128	92.72			765,369	93.25			686,880	92.38
Shareholders’ equity	63,175	7.28			55,361	6.75			56,623	7.62

Total liabilities & shareholders’ equity	$868,303	100.00%			$820,730	100.00%			$743,503	100.00%

Net interest income			$33,110				$31,130				$28,928

Net interest spread				3.66%				3.56%				3.43%
Net interest rate margin(3)				4.01%				4.00%				4.12%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
Loan fees included in interest income are approximately $1,521,000, $1,415,000 and $1,310,000 for 2003, 2002 and 2001, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%. The approximate tax-equivalent adjustments were $408,000, $266,000, and $126,000 for the years ended December 31, 2003, 2002, and 2001, respectively.
(3)	Net interest income divided by average total interest earning assets.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

	2003 Compared to 2002 Increase (decrease) due to			2002 Compared to 2001 Increase (decrease) due to
	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
	(Dollars in Thousands)
Interest earned on:
Loans (3)	$1,852	$(3,513)	$(1,661)	$3,848	$(9,372)	$(5,524)
Taxable investments in debt and equity securities	503	(291)	212	151	(842)	(691)
Nontaxable investments in debt and equity securities (3)	34	(0)	34	(18)	(7)	(25)
Short-term investments	(230)	(175)	(405)	(217)	(841)	(1,058)

Total interest-earning assets	$2,159	$(3,979)	$(1,820)	$3,764	$(11,062)	$(7,298)

Interest paid on:
Interest-bearing transaction accounts	$(29)	$(71)	$(100)	$41	$(327)	$(286)
Money market accounts	195	(1,721)	(1,526)	701	(5,290)	(4,589)
Savings	(24)	(36)	(60)	9	(82)	(73)
Certificates of deposit	(136)	(2,165)	(2,301)	(914)	(3,956)	(4,870)
Subordinated debentures	148	(30)	118	153	(75)	78
Borrowed funds	155	(86)	69	343	(103)	240

Total interest-bearing liabilities	309	(4,109)	(3,800)	333	(9,833)	(9,500)

Net interest income (loss)	$1,850	$130	$1,980	$3,431	$(1,229)	$2,202

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable investment income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $3.6 million, $2.3 million, and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The $1.3 million increase in the provision for loan losses from 2002 to 2003 reflects strong growth in the loan portfolio and management’s perception of changes in credit risk levels in the portfolio. Driving these risk levels were robust growth in commercial and industrial loans and commercial real estate loans in the Company’s markets amidst heavy industry competition and effects of relatively stagnant local economies during the last two years.

The $900,000 decrease from 2001 to 2002 was attributable to the absence of a quickly deteriorating large credit as in 2001. Partially offsetting this factor was overall increasing credit risk in the portfolio due to the aforementioned economic weaknesses in our local markets.

For a further discussion on our process for evaluating levels of credit risk in the portfolio and the impact on the allowance and provision for loan losses, see “Loans” and “Allowance for Loan Losses.”

Noninterest Income

The following table depicts the annual changes in various noninterest income categories:

	Years ended December 31,
	2003	2002	$ Change
Service charges on deposit accounts	$1,781,621	$1,771,417	$10,204
Trust income	3,621,927	2,353,927	1,268,000
Other service charges and fee income	369,352	380,433	(11,081)
Gain on sale of mortgage loans	927,395	771,298	156,097
Gain on sale of securities	77,884	—	77,884
Gain on sale of branches	2,937,976	—	2,937,976
Recovery/income (loss) from Merchant Banc investments	—	88,889	(88,889)
Miscellaneous income	375,000	—	375,000

Total noninterest income	$10,091,155	$5,365,964	$4,725,191

	Years ended December 31,
	2002	2001	$ Change
Service charges on deposit accounts	$1,771,417	$1,298,611	$472,806
Trust income	2,353,927	1,426,078	927,849
Other service charges and fee income	380,433	390,790	(10,357)
Gain on sale of mortgage loans	771,298	491,138	280,160
Gain on sale of securities	—	74,658	(74,658)
Gain on sale of branches	—	—	—
Recovery/income (loss) from Merchant Banc investments	88,889	(5,716,138)	5,805,027
Miscellaneous income	—	—	—

Total noninterest income	$5,365,964	$(2,034,863)	$7,400,827

Total noninterest income was $10,091,155 in 2003, representing a $4,725,191 increase from 2002. Total noninterest income was $5,365,964 in 2002, representing a $7,400,827 increase from 2001. The key to these differences is understanding the trends associated with each income category.

The $1,268,000 increase in trust and financial advisory fees to $3,621,927 during 2003 and the $927,849 increase in fees to $2,353,927 during 2002 was the result of increased transaction-based fees including commissions from life insurance policy sales and increased assets under administration at Enterprise Trust. Assets under administration in Enterprise Trust were $1.15 billion at December 31, 2003 versus $866 million at December 31, 2002.

The increase in the gains on sale of mortgage loans was due to changes in the interest rate environment during the three years shown. The $156,097 increase in the gains on the sale of mortgage loans during 2003 and the $280,160 increase during 2002 were due to a low interest rate environment from the dramatic rate decreases during 2002 and 2001. This low interest rate environment spurred residential mortgage loan originations and refinancing, which increased mortgage loans sold. The Company sells its mortgage loans and the related servicing rights to various third party investors shortly after the loans close.

Gains on the sale of investment securities were $77,884 for 2003, $0 for 2002, and $74,658 for 2001. The Company sold several investment securities during 2003 and 2001 for liquidity purposes.

The Company recognized a $3,087,976 gain on the sale of the Southeast Kansas branches, less a $150,000 write-off of related goodwill in 2003.

Service charges on deposit accounts increased slightly to $1,781,621 during 2003 from $1,771,417 during 2002. Service charges on deposit accounts increased $472,806 to $1,771,417 during 2002 from $1,298,611 during 2001. The Southeast Kansas branch activity is included in 2002 and 2001. The slight increase in service charges on deposit accounts during 2003 is a result of an increase in the number of accounts, account activity and services provided offset by decreases related to the sale of the Southeast Kansas branches. The increases during 2002 were the result of a decrease in the earnings credit rate on business accounts during the declining interest rate environment and an increase in deposit balances and accounts outstanding.

In 2003, the Company recognized $375,000 of miscellaneous income from a lawsuit settlement in connection with, but not directly related to, a charged-off loan in 2002. The $88,889 of income in 2002 presents a reimbursement from a participant guarantor for a line of credit guaranteed by the Company for a Merchant Banc investment written off in 2001. The $5.7 million in 2001 relates to losses from various Merchant Banc investments.

Noninterest Expense

The following table depicts changes in various noninterest expense categories:

	December 31, 2003 verses 2002			December 31, 2002 verses 2001
	2003	2002	$ Change	2002	2001	$ Change
Employee compensation and benefits	$17,698,276	$15,927,729	$1,770,547	$15,927,729	$15,055,590	$872,139
Occupancy	1,973,874	1,900,812	73,062	1,900,812	1,677,965	222,847
Furniture, equipment and data processing	1,773,706	2,013,531	(239,825)	2,013,531	2,173,548	(160,017)
Amortization of goodwill	—	—	—	—	190,567	(190,567)
Correspondent bank charges	349,621	353,197	(3,576)	353,197	364,379	(11,182)
Professional, legal and consulting	1,052,084	1,182,659	(130,575)	1,182,659	869,603	313,056
Losses and settlement	80,585	1,371,361	(1,290,776)	1,371,361	26,551	1,344,810
Postage, courier and armored car	668,651	692,903	(24,252)	692,903	617,934	74,969
Meals, entertainment, and travel	655,849	618,749	37,100	618,749	781,911	(163,162)
Stationary and office supplies	324,545	414,624	(90,079)	414,624	471,864	(57,240)
Communications	302,282	339,492	(37,210)	339,492	366,334	(26,842)
Marketing and public relations	317,750	202,707	115,043	202,707	259,789	(57,082)
Director related expense	449,482	171,886	277,596	171,886	(78,395)	250,281
Noncompete expense	380,000	200,000	180,000	200,000	—	200,000
FDIC and other insurance	419,650	425,531	(5,881)	425,531	233,465	192,066
Other	1,769,039	1,548,713	220,326	1,548,713	1,818,475	(269,762)

Total noninterest expense	$28,215,394	$27,363,894	$851,500	$27,363,894	$24,829,580	$2,534,314

Total noninterest expense was $28,215,394 in 2003 representing a $851,500, or 3.1%, increase from 2002. An analysis of this increase by category is as follows:

Employee compensation and benefits increased $1,770,547 in 2003 as compared to 2002. Approximately $562,000 of this increase was commission expense related to higher revenues in the Trust area of the Bank where producers are paid formulas related to revenues. $685,000 of this increase was due to increased payouts under the Company’s incentive bonus program and 401(k) match benefit, both of which are tied to performance targets. In addition, the Company has changed its employee composition significantly. FTE headcount has been reduced from 232 to 207. Offsetting the expense decrease from headcount reduction is a shift in the total of new associates, many of whom are high level, experienced executives, managers and relationship managers. The average compensation of positions eliminated was $38,000. The average compensation of new associates in 2003 was $66,000. This is consistent with the Company’s stated strategy to continue to attract some of the very best talent available in a consolidating industry and to raise performance expectations accordingly.

Another factor in this variance was the payment to certain employees of $177,000 in retention and severance bonuses related to the sale of the Southeast Kansas branches during 2003. The remaining variance in this category was attributable to annual merit increases. Payroll taxes and employee benefits decreased approximately $71,000 in 2003 as compared to 2002 and did not increase in proportion with employee compensation due to a change in the mix of employees.

Occupancy expense increased $73,062 in 2003 as compared to 2002. Most of the increase in occupancy expenses was due to scheduled rent increases on various Company facilities, offset by a decrease in building depreciation expense related to the sale of the buildings with the Southeast Kansas branches.

The $239,825 decrease in furniture, equipment and data processing along with the $37,210 decrease in communications expense was the result of savings from information technology and communications upgrades in 2002, and the discontinuation of depreciation on Southeast Kansas assets sold in 2003.

Professional, legal and consulting expenses decreased $130,575 during 2003 due to less work on various special matters. In 2002, these items included Merchant Banc recovery efforts, financial reporting and accounting issues, legal review on new laws and certain contracts, and implementation of tax planning work, among other items.

During 2003, the Bank recognized a $50,000 legal settlement expense related to a loan dispute with another bank. The Bank recognized $25,000 in fraud losses during the first quarter of 2002, net of recoveries. In accordance with SFAS No. 5, Accounting for Contingencies, the Company recognized $1,300,000 in expense during 2002 related to settlement of a dispute with another financial institution pursuant to an agreement signed in February of 2003. During 2003 the Company paid $725,000 of this settlement and it is anticipated that the remaining $575,000 will be paid in 2004.

Marketing and public relations expenses increased $115,043 in 2003 as compared to 2002. Historically, the Company did not invest in marketing campaigns. During 2003, the Company began several initiatives to increase its presence in its two markets, including sponsoring a “university” for private business owners, soliciting customer surveys, and advertising in local business periodicals aimed at the Company’s target market.

Director related expenses increased $277,596 in 2003 as compared to 2002. Approximately $175,000 of this increase related to director incentive and appreciation programs earned in 2003. Another $60,000 of the variance is due to changing certain directors’ compensation to a retainer-based fee in addition to normal meeting fees. These directors make substantial time commitments to the Company based on their appointed duties. The remainder of the variance is due to marking the outstanding Stock Appreciation Rights (SARs) to market. Prior to 2001, SARs were used as compensation for director time.

The Company recognized $380,000 in noncompete expenses related to the former CEO and another former key employee in 2003. In 2002, the Company recognized $200,000 in noncompete expenses related to the former CEO, who left employment during 2002. The noncompete expenses for the former CEO are recognized upon payment over a three year period.

The $220,326 increase in Other expenses was due to 1) an $80,000 mark-to-market on the Company’s non-qualified deferred compensation program for certain executives, 2) approximately $83,000 is related to officer, senior management and board meeting expenses throughout the year, 3) $32,000 of increased professional and social memberships and 4) $32,000 writeoff of a Kansas City fund investment acquired with CGB in 2000.

Total noninterest expense was $27,363,894 in 2002 representing a $2,534,314, or 10%, increase from 2001. This variance was due to increased employee compensation, occupancy costs, professional fees, insurance expenses and losses and settlement offset by declines in various discretionary expense categories, reductions in equipment and data processing costs, and the elimination of goodwill amortization due to implementation of a new goodwill accounting standard in 2002.

Employee compensation and benefits increased $872,139 in 2002 as compared to 2001. Approximately $294,000 of this increase was related to higher commission payouts in the Financial Advisory area of Trust. Another $404,000 of this increase was due to increased payouts under the Company’s incentive bonus program and 401(k) match benefit as the Company exceeded budgeted performance for the year. The remaining variance in this category was attributable to annual merit increases for personnel and higher compensation associated with new middle and senior management hired during 2002. Offsetting some of these costs was an overall reduction in staffing levels required as there were 20 fewer full-time equivalent employees at the end of 2002 versus 2001.

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

The FDIC and other insurance expenses increased $192,066 in 2002 as a result of expected increases in premiums on the renewal of various insurance policies, along with increases in certain insurance coverages.

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

Income Taxes

Income tax expense was $4,024,761, $1,613,737, and $1,241,944, for 2003, 2002, and 2001, respectively. The effective tax rates were 37%, 24%, and N/A for 2003, 2002, and 2001, respectively. In 2001, a valuation allowance was established in the amount of $1,041,080 related to capital losses on certain merchant banking investments. As of December 31, 2001, the Company had determined it is more likely than not that certain of the deferred tax assets related to the capital losses will not be realized. This adjustment resulted in income tax expense for 2001 in spite of a pre-tax loss. Due to the availability of certain tax planning strategies in the fourth quarter of 2002 (i.e. the sale of the branches which would generate significant capital gains), the Company reversed $800,000 of the valuation allowance recorded in 2001.

Fourth Quarter Results

The Company earned $1,435,000 in net income for the fourth quarter ended December 31, 2003, an $88,000 increase over net income of $1,347,000 the same period in 2002. This increase was due to several factors.

The net interest rate margin was 3.89% for the fourth quarter of 2003 as compared to 3.83% for the same period in 2002. Net interest income in the fourth quarter of 2003 increased $316,000 from the fourth quarter of 2002. This increase in net interest income was the result of a $692,000 decrease in interest expense offset by a $380,000 decrease in interest income. The cost of interest-bearing liabilities decreased to 1.50% for the fourth quarter of 2003 from 1.93% for the same period in 2002. This decrease is attributed mainly to declines in market interest rates on deposit accounts. The yield on average interest-earning assets decreased to 5.05% during 2003 as compared to 5.83% during the same period in 2002. The decrease in asset yield was due to a 25 basis point decrease in the prime rate in June 2003 and a general decrease in the average yield on new fixed rate loans and investment securities. Loan fees were $401,000 for the fourth quarter in 2003, a $95,000 increase over the fourth quarter in 2002.

The provision for loan losses was $899,000 in the fourth quarter of 2003 versus $491,000 in 2002. The increase of $408,000 is due to strong loan growth and changing credit risks in the portfolio. The Company had loan growth of $38.5 million during the fourth quarter of 2003 as compared to loan growth of $26.5 million during the same period in 2002.

Noninterest income was $2,144,000 during the fourth quarter of 2003, a $651,000 increase over $1,493,000 in noninterest income during the same period in 2002. This increase is the result of the recognition of a $375,000 legal settlement in December 2003.

Noninterest expense was $7,270,000 during the fourth quarter of 2003 versus $8,213,000 during the same period in 2002. This represents a $943,000 or 11% decrease. During 2002, the Company recognized a $1,300,000 legal settlement expense. Excluding the settlement expense noninterest expenses increased $357,000 or 5% in 2003 compared to 2002.

Income tax expense was $829,000 in 2003 versus an income tax benefit of $585,000 in 2002. During 2002, in conjunction with the pending sale of the Southeast Kansas branches, the Company quantified the amount of gain of the appropriate character which could be utilized to offset losses recorded in 2001 on the Merchant Banc investments. Accordingly in 2002, the Company reversed $800,000 of the valuation allowance on a certain deferred tax asset.

The Company earned $1,347,000 in net income for the fourth quarter ended December 31, 2002 versus a net loss of $5,876,000 in the same period in 2001. This increase was due to several factors. First, net interest income in the fourth quarter of 2002 increased $1,033,000 from the fourth quarter of 2001. This increase in net interest income was the result of a $1,545,000 decrease in interest expense offset slightly by a $512,000 decrease in interest income. The Company’s assets and liabilities repriced at a lower rates as a result of the drastic reductions in the prime and other market rates during 2002 and 2001.

Second, the provision for loan losses was $491,000 in the fourth quarter of 2002 versus $2,460,000 in 2001. The decrease of $1,969,000 is due to the absence of a quickly deteriorating large credit in 2001.

Third, noninterest income (loss) was $1,493,000 in 2002 versus $(4,217,000) in 2001, an increase of $5,710,000. The loss in noninterest income was caused by non-recurring losses on Merchant Banc investments of $5,675,000.

Fourth, noninterest expense was $8,213,000 in 2002 versus $6,608,000 in 2001. This increase of $1,605,000 is due to the recognition of $1,300,000 in expense related to a settlement and a $330,000 increase in salaries, payroll taxes, and benefits offset by a $196,000 decrease in furniture equipment, data processing expenses and goodwill amortization. Excluding the $1,300,000 settlement expense, other noninterest expense increased $305,000 or 5% during 2002 as compared to 2001.

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

BALANCE SHEET ANALYSIS

Total assets at December 31, 2003 were $908 million, an increase of $31 million, or 3%, over total assets of $877 million at December 31, 2002. The increase in total assets was related to loan growth which was partially offset by the transfer of $28.3 million in assets and $48.2 million in deposits at the closing of the sale of the Southeast Kansas branches on April 4, 2003. Loans and leases, net of unearned loan fees, were $784 million, an increase of $104 million, or 15%, over total loans and leases of $680 million at December 31, 2002. The increase in loans was attributed, in part, to the success of the Company’s relationship officer’s efforts. Federal funds sold, interest-bearing deposits and investment securities were $84 million and $100 million at December 31, 2003 and December 31, 2002, respectively. The reduction of these balances in aggregate since December 31, 2002 partially offset the shortfall in deposit growth to fund new loan volume.

Total deposits at December 31, 2003 were $796 million, an increase of $80 million, or 11%, over total deposits of $716 million at December 31, 2002. Most of the deposit growth occurred in demand deposits, money market deposits and certificates of deposit $100,000 and over. Demand deposits grew $9 million, or 6%, to $165 million as a result of an increase in the number of customers, an increase in commercial loan relationships and the calling efforts of the Company’s relationship officers. Money market deposits grew $30 million, or 9%, to $372 million as a result of a targeted money market promotion. Certificates of deposits grew $40 million, or 25%, to $197 million as a result of the Bank executing four $10 million brokered certificates of deposit during 2003. Federal Home Loan Bank advances at December 31, 2003 were $15 million, a decrease of $15 million, or 51%, from $29 million at December 31, 2002. This decrease was the result of the Bank not replacing maturing advances during the year.

Total shareholders’ equity at December 31, 2003 was $65 million, an increase of $6 million, or 11%, compared to shareholders’ equity of $59 million at December 31, 2002. The increase in equity was the result of net income of $6.9 million for the year ended December 31, 2003, the exercise of incentive stock options by employees, offset by dividends paid to shareholders and a decrease in accumulated other comprehensive income.

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

Total deposits at December 31, 2002 were $716 million, an increase of $60 million, or 9%, over total deposits of $656 million at December 31, 2001. Most of the deposit growth occurred in demand, money market deposits and certificates of deposit $100,000 and over. Demand deposits grew $36 million, or 30%, during 2002. This increase was the result of an increase in the number of customers and an increase in the required balances for deposit accounts to offset the decrease in the earnings credit rate for activity based service charges. Money market deposits grew $37 million, or 12%, during 2002. Growth in transaction and money market deposit accounts was attributed to direct calling efforts of relationship officers. Certificates of deposits decreased $13 million, or 8%, during 2002 as customers chose alternative deposit types upon renewal. In addition, the Bank obtained two $10 million brokered certificates of deposit and let approximately $30 million of wholesale network CD’s mature without renewing them.

Total shareholders’ equity at December 31, 2002 was $59 million, an increase of $7 million compared to shareholders’ equity of $52 million at December 31, 2001. The increase in equity was due to net income of $5.0 million for the year ended December 31, 2002, the exercise of incentive stock options, and changes in accumulated other comprehensive income offset by dividends paid to shareholders.

Loans

Loans, less unearned loan fees, represented 86.4% of total assets as of December 31, 2003, compared to 77.5% of total assets at December 31, 2002. Total loans, less unearned loan fees, increased $104.1 million to $783.9 million for the year ended December 31, 2003, and $77.1 million to $679.8 million for the year ended December 31, 2002. These increases were a result of our internal business development activities in our existing markets.

The following table sets forth the composition of the Company’s loan portfolio by type of loans at the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent Of Total Loans	Amount	Percent Of Total Loans	Amount	Percent Of Total Loans	Amount	Percent Of Total Loans	Amount	Percent Of Total Loans
	(Dollars in Thousands)
Commercial and industrial	$209,928	26.79%	$167,842	24.69%	$160,218	26.58%	$153,357	29.68%	$137,815	30.94%
Real estate:
Commercial	257,202	32.81	187,044	27.51	167,378	27.77	134,133	25.95	103,471	23.23
Construction	130,074	16.59	139,319	20.49	123,788	20.54	128,779	24.92	119,251	26.77
Residential	150,371	19.18	189,613	27.89	162,100	26.89	114,212	22.10	95,916	21.53
Consumer and other	36,303	4.63	31,275	4.60	28,569	4.74	26,312	5.09	24,438	5.49
Less: Portfolio loans held for sale	—	—	(35,294)	(5.18)	(39,307)	(6.52)	(39,983)	(7.74)	(35,443)	(7.96)

Net Loans	$783,878	100.00%	$679,799	100.00%	$602,746	100.00%	$516,810	100.00%	$445,448	100.00%

The Company’s lending strategy emphasizes commercial, residential real estate, real estate construction and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis and Kansas City metropolitan markets. Consumer lending is minimal. A common underwriting policy is employed throughout the Company. Lending to these small and medium sized businesses are riskier from a credit perspective than lending to larger companies, but the risk tends to be offset with higher loan pricing and ancillary income from cash management activities.

The Company implemented a targeted hiring program designed to attract and retain experienced commercial middle market bankers in both the St. Louis and Kansas City markets. As a result of this strategy the Company has targeted, and will continue to target larger and more sophisticated commercial and industrial and commercial real estate clients. It is expected that the Company’s average relationship size will increase resulting in greater efficiencies as the same level of cost can originate and service larger average relationships and their related higher revenues. In addition, it is anticipated that the characteristics of the credit requirements of these clients will require a heavier underwriting emphasis on cash flows as the primary credit granting criteria.

Commercial and industrial loans include loans to a diverse range of industries that are made based on the borrowers’ character, experience, general credit strength, and ability to generate cash flows for repayment from income sources, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.

Real estate loans are also based on the borrowers’ character, but more emphasis is placed on the estimated collateral values. Real estate commercial loans are mainly for owner-occupied business and industrial properties, multifamily properties, and other commercial properties on which income from the property is the primary source of repayment. Credit risk on these loan types is managed in a similar manner to commercial loans and real estate construction loans by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. In many cases the Company will take additional real estate collateral to further secure the overall lending relationship.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under construction for eventual sale. Real estate construction loans are made to developers and project managers who are well known to the Company, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Company to ensure that they are economically viable. The credit risk associated with real estate construction loans is confined to specific geographic areas, but is also influenced by general economic conditions. The Company controls the credit risk on these types of loans by making loans in the Company’s primary markets to local developers with which the Company has a strong relationship. In addition, the Company reviews the merits of each individual project and regularly monitors project progress and construction advances.

Real estate residential loans include residential mortgage (which consists of loans that do not qualify for conventional home mortgages, due to size, that the Company sells into the secondary market and second mortgages) and home equity lines. Usually residential mortgage loans are limited to a maximum of 80% of collateral value.

Consumer and other represent loans to individuals secured by personal assets such as automobiles or investment securities. Credit risk is controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions on such loans.

Portfolio loans held for sale relate to loans originated by the Southeast Kansas branches that were sold on April 4, 2003.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound nonaccrual and charge-off policies.

The loan portfolio is widely diversified by types of borrowers and industries within our two metropolitan markets. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2003, no significant concentrations existed in the Company’s portfolio in excess of 10% of loans.

Loans at December 31, 2003 mature or reprice as follows:

	Loans Maturing or Repricing
	In One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Fixed Rate Loans (1)

Commercial and industrial	$11,761	$25,832	$2,346	$39,939
Real estate:
Commercial	28,618	77,383	6,288	112,289
Construction	7,990	12,574	—	20,564
Residential	7,963	17,883	3,495	29,341
Consumer and other	3,176	4,178	5,352	12,706

Total	$59,508	$137,850	$17,481	$214,839

Variable Rate Loans (1)(2)

Commercial and industrial	$169,989	$—	$—	$169,989
Real estate:
Commercial	144,913	—	—	144,913
Construction	109,510	—	—	109,510
Residential	121,030	—	—	121,030
Consumer and other	23,597	—	—	23,597

Total	$569,039	$—	$—	$569,039

Loans (1)(2)

Commercial and industrial	$181,750	$25,832	$2,346	$209,928
Real estate:
Commercial	173,531	77,383	6,288	257,202
Construction	117,500	12,574	—	130,074
Residential	128,993	17,883	3,495	150,371
Consumer and other	26,773	4,178	5,352	36,303

Total	$628,547	$137,850	$17,481	$783,878

(1)	Loan balances are shown net of unearned loan fees.
(2)	Not adjusted for impact of interest rate swap agreements.

As indicated in the above maturity table, most of our lending is done on a variable-rate basis (Prime). In addition, most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically.

Allowance for Loan Losses

The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled “Loans.”

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Management’s evaluation of the adequacy of the allowance for loan losses is based on management’s ongoing review and grading of the loan portfolio, consideration of past loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors that could affect probable credit losses. Assessing these numerous factors involves significant judgment. Management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”).

At December 31, 2003, the allowance for loan losses was $10.6 million compared to $8.6 million at December 31, 2002. The $2.0 million increase was the net result of a $3.6 million provision for loan losses offset by $1.6 million of net charge-offs. The provision for loan losses in 2003 was $3.6 million. In comparison, the provision for loan losses for 2002 was $2.3 million and $3.2 million in 2001. The provision for loan losses is predominantly a function of the result of the methodology and other qualitative and quantitative factors used to determine the allowance for loan losses. As of December 31, 2003, the allowance for loan losses to total loans was 1.35% and covered 684% of nonperforming loans, compared to 1.27% and 221%, respectively, at December 31, 2002. The tables on pages 23 and 25 provide additional information regarding activity in the allowance for loan losses, and the table on page 26 provides additional information regarding nonperforming loans.

Net charge-offs were $1.6 million or .22% of average loans for 2003, compared to $947,000 or .14% of average loans for 2002, and were $3.0 million or .49% of average loans for 2001. Historically losses typically originate from a variety of different relationships. However, in 2001, $2.3 million or 75% of the losses were related to one manufacturing entity that experienced significant revenue declines as a result of its reliance on the beleaguered automotive industry at the time. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance charged to expense.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Allowance at beginning of period	$8,600	$7,296	$7,097	$6,758	$4,430

Loans charged off:
Commercial and industrial	1,492	700	2,538	682	109
Real estate:
Commercial	—	25	279	48	2
Construction	—	—	—	—	—
Residential	335	417	165	32	—
Consumer and other	77	104	170	26	135

Total loans charged off	1,904	1,246	3,152	788	246

Recoveries of loans previously charged off:
Commercial and industrial	107	55	38	63	33
Real estate:
Commercial	66	8	25	—	21
Construction	—	—	—	—	—
Residential	38	192	52	13	—
Consumer and other	56	44	6	8	24

Total recoveries of loans	267	299	121	84	78

Net loans charged off	1,637	947	3,031	704	168

Provision for loan losses	3,627	2,251	3,230	1,043	2,496

Allowance at end of period	$10,590	$8,600	$7,296	$7,097	$6,758

Average loans	$738,572	$693,551	$613,539	$517,381	$429,408
Total loans	783,878	679,799	602,746	516,810	445,448
Nonperforming loans	1,548	3,888	3,749	2,005	2,559

Net charge-offs to average loans	0.22%	0.14%	0.49%	0.14%	0.04%
Allowance for loan losses to loans	1.35	1.27	1.21	1.37	1.52

The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made.

Adversely rated credits, including loans requiring close monitoring, which would normally not be considered criticized credits by regulators, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by any of the following:

1)	delinquency of a scheduled loan payment,

2)	deterioration in the borrower’s financial condition identified in a review of periodic financial statements,

3)	decrease in the value of collateral securing the loan or,

4)	change in the economic environment in which the borrower operates.

Loans on the watch list require detailed loan status reports, including recommended corrective actions, prepared by the responsible loan officer every three months. These reports are then discussed in formal meetings with the Chief Credit Officer of the Company and the Executive Loan Committee.

Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or the credit analyst department at any time. Upgrades of risk ratings may only be made with the concurrence of the Chief Credit Officer and Loan Review.

In determining the allowance and the related provision for loan losses, four principal elements are considered:

1)	specific allocations based upon probable losses identified during a monthly review of the loan portfolio,

2)	allocations based principally on loan risk ratings,

3)	allocations for specific industries, and

4)	additional allowance based on subjective factors.

The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans. These estimates are based upon discounted collateral exposure, but other objective factors such as payment history and financial condition of the borrower may be used as well.

The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is consistent with our historical losses, adjusted for environmental factors. The lower the rating assigned to a loan, the greater the allocation percentage that is applied.

The third element relates to specific industry risk due to the current economic, environmental, or regulatory conditions of that industry. In addition to risk rating every loan in our portfolio, we also assign a Standard Industry Code (SIC) to each loan so that we can monitor our outstanding credit exposure to different industries. For those industries that appear to be stressed based on review of credit spreads and available data in publications, we assign some additional loss exposure to the balances that we have in the applicable SIC.

The fourth element is based on factors that cannot necessarily be associated with a specific credit or loan category and represents management’s attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations, and changes in the size, mix and general terms of the loan portfolio. A specific subjective factor that has become more apparent in the past year is competitive pressures in our local markets. The pressures to maintain and grow the loan portfolio in a slow growth economic environment has to some degree affected the credit structure and pricing on a portion of our loans and therefore, overall credit risk is rising.

An example of local economic business factors affecting this element is the inherent weakness of the manufacturing sector in the Midwest as a result of prolonged economic recession, margin pressure resulting from foreign competition, and dramatically rising health care costs. In addition, general weakness in the commercial office markets in both St. Louis and Kansas City as evidenced by higher vacancy rates, dramatically increased costs of insurance, and a general inability to raise rents, are also factors that affect management’s estimate of potential credit losses.

Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

The allocation of the allowance for loan losses by loan category is a result of the analysis above. The allocation methodology applied by the Company, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the Company’s borrowers, as described above.

The methods of calculating the allowance requirements have not changed significantly over time. The reallocations among different categories of loans that appear between periods are the result of the redistribution of the individual loans that comprise the aggregate portfolio due to the factors listed above. However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in nonperforming loans. Consequently, while there are no specific allocations of the allowance resulting from economic or market conditions or actual or expected trends in nonperforming loans, these factors are considered in the initial assignment of risk ratings to loans, subsequent changes to those risk ratings and to a lesser extent in the size of the unallocated reserve amount.

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2003:

	December 31,
	2003		2002		2001		2000		1999
	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans
	(Dollars in Thousands)
Commercial and industrial	$2,948	26.79%	$2,846	24.69%	$2,366	26.58%	$3,046	29.68%	$2,801	30.94%
Real estate:
Commercial	3,715	32.81	1,903	27.51	1,915	27.77	1,589	25.95	1,437	23.23
Construction	1,099	16.59	1,062	20.49	932	20.54	833	24.92	972	26.77
Residential	2,093	19.18	2,369	27.89	1,625	26.89	1,026	22.10	959	21.53
Consumer and other	245	4.63	244	4.60	198	4.74	312	5.09	364	5.49
Loans held for sale	—	—	—	(5.18)	—	(6.52)	—	(7.74)	—	(7.96)
Not allocated	490		176		260		291		225

Total	$10,590	100.00%	8,600	100.00%	$7,296	100.00%	$7,097	100.00%	$6,758	100.00%

Nonperforming assets include nonaccrual loans, loans with payments past due 90 days or more and still accruing interest, restructured loans and foreclosed real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accrual loans	$1,548	$2,212	$2,506	$1,798	$2,485
Loans past due 90 days or more and still accruing interest	—	—	—	207	74
Restructured loans	—	1,676	1,243	—	—

Total noperforming loans	1,548	3,888	3,749	2,005	2,559
Foreclosed property	—	125	138	77	396

Total non performing assets	$1,548	$4,013	$3,887	$2,082	$2,955

Total assets	$907,726	$875,987	$795,250	$710,063	$615,143
Total loans	783,878	679,799	602,747	516,810	445,448
Total loans plus foreclosed property	783,878	679,924	602,885	516,887	445,844

Nonperforming loans to loans	0.20%	0.57%	0.62%	0.39%	0.57%
Nonperforming assets to loans plus foreclosed property	0.20	0.59	0.64	0.40	0.66
Nonperforming assets to total assets	0.17	0.46	0.49	0.29	0.48

Allowance for loan losses to non-performing loans	684.00%	221.00%	195.00%	354.00%	264.00%

Nonperforming loans, are defined as loans on nonaccrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Nonperforming loans were $1.5 million at December 31, 2003, in comparison to $3.9 million and $3.7 million at December 31, 2002 and 2001, respectively. The decrease in nonperforming loans for 2003 was the result of successful efforts by management to encourage customers to either refinance the credit at another financial institution or liquidate collateral and reduce our exposure. In some other cases, the nonperforming loans were charged off and recovery efforts begun. Approximately 37% of the nonperforming loans at December 31, 2003 relate to a printing company and the remainder consists of eight different borrowers.

At December 31, 2001, $1.9 million or 75% of the nonaccrual totals related to the owner of a large distribution company that filed bankruptcy. $1.2 million of the restructured loans as of December 31, 2001 and 2002 relate to an auto dealership that had financial difficulties. The remainder of the balances in 2001 and 2002 represent ten to twenty different borrowers.

The Company’s nonaccrual loans and restructured loans meet the definition of “impaired loans” under generally accepted accounting principles. As of December 31, 2003, 2002 and 2001, the Company had 11, 17, and 19 impaired loans in the aggregate amounts of $1.5 million, $3.9 million, and $3.7 million, respectively, all of which are considered potential problem loans as well.

Management believes that the allowance for loan loss levels are adequate particularly in light of the Company’s current strategy to significantly increase its market share of larger commercial and industrial credit relationships.

Investment Portfolio

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2003		2002		2001
	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities
	(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,869	61.79%	$38,826	57.87%	$33,161	71.46%
Municipal Bonds	1,658	1.97	—	—	177	0.38
Mortgage-backed securities	27,814	33.13	25,812	38.47	11,091	23.90
Equity securities	2,608	3.11	2,457	3.66	1,979	4.26

	$83,949	100.00%	$67,095	100.00%	$46,408	100.00%

As of December 31, 2003, debt securities with an amortized cost of $9,848 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $83,834,619 were classified as available for sale securities. The market valuation account for the available for sale securities was $104,077 to increase the recorded balance of such securities at December 31, 2003 to fair value on that date. The Company had no securities classified as trading at December 31, 2003.

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

As of December 31, 2001, debt securities with an amortized cost of $116,214 were classified as held to maturity securities and debt and equity securities with an amortized cost of $45,668,070 were classified as available for sale securities. The market valuation account for the available for sale securities was $284,072 to increase the recorded balance of such securities at December 31, 2001 to fair value on that date. The Company had no securities classified as trading at December 31, 2001

The size of the investment portfolio is 5-10% of total assets and will vary within that range based on liquidity.

The following table summarizes maturity (2) and yield information on the investment portfolio at December 31, 2003:

	Carrying Value	Yield (1)
	(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies:
Within 1 year	$32,196	1.21%
1 to 5 years	11,867	3.03
5 to 10 years	7,806	2.47
No stated maturity	—	—

Total	$51,869	1.82%

Municipal Bonds:
Within 1 year	$—	0.00%
1 to 5 years	865	2.15
5 to 10 years	793	4.66
No stated maturity	—	—

Total	$1,658	3.35%

Mortgage-backed securities:
Within 1 year	$12,043	1.56%
1 to 5 years	13,682	9.22
5 to 10 years	2,089	3.45
10 or more years	—	—
No stated maturity	—	—

Total	$27,814	5.47%

Equity securities:
Within 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
No stated maturity	2,608	4.70

Total	$2,608	4.70%

Total
Within 1 year	$44,239	1.31%
1 to 5 years	26,414	6.21
5 to 10 years	10,688	2.83
10 or more years	—	—
No stated maturity	2,608	4.70

Total	$83,949	3.15%

(1)	Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 34%.
(2)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	December 31,
	2003			2002			2001
	(Dollars in Thousands)
	Average Balance	Interest Expense	Rate	Average Balance	Interest Expense	Rate	Average Balance	Interest Expense	Rate
Noninterest-bearing demand deposits	$151,140	—	—%	$130,931	—	—%	$100,103	—	—%
Interest-bearing transaction accounts	54,742	169	0.31	62,104	269	0.43	53,846	555	1.03
Money market accounts	357,497	3,475	0.97	332,700	5,001	1.50	289,264	9,590	3.32
Savings accounts	5,499	24	0.44	8,571	84	0.98	7,706	157	2.04
Certificates of deposit	185,175	4,532	2.45	189,030	6,833	3.61	206,334	11,703	5.67

	$754,053	8,200	1.09%	$723,336	12,187	1.68%	$657,253	22,005	3.35%

Since inception, the Company has experienced rapid loan and deposit growth due to aggressive direct calling efforts of relationship officers. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base. In 2002, the Company began using brokered certificates of deposit to help fund its growth. In the future, the Bank expects to continue to use certificates of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificates of deposit). At December 31, 2003 and 2002, the Company had $60 million and $20 million in brokered certificates of deposit, respectively. Additionally, the Company belonged to a national network of time depositors (primarily credit unions) who placed time deposits with the Company, typically in increments of $99,000. The Company used this source of deposits for over five years and considered it to be a stable source of deposits that allowed the Company to acquire funds at a cost below its alternative cost of funds. There were $500,000 at December 31, 2002, and $30 million at December 31, 2001 in deposits from the national network.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 2003:

Remaining Maturity	Total
(Dollars in Thousands)
Three months or less	$24,120
Over three through six months	40,036
Over six through twelve months	41,588
Over twelve months	48,398

$154,142

Liquidity

The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they fall due. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the Federal Reserve and the Federal Home Loan Bank, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks.

The Company’s liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, wholesale deposits as a percentage of total deposits, and various dependency ratios used by regulators. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources.

Strong capital ratios, credit quality and core earnings are essential to retaining cost-effective access to the wholesale funding markets. Deterioration in any of these factors could have an impact on the Company’s ability to access these funding sources and, as a result, these factors are monitored on an ongoing basis as part of the liquidity management process.

While core deposits and loan and investment repayment are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor types, terms, funding markets, and instruments.

We manage the parent company’s liquidity to provide the funds necessary to pay dividends to shareholders, service debt, invest in the Bank as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $5.0 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises). In January 2004, the Company increased its availability under the line of credit to $10.0 million, subject to meeting certain financial ratios which it currently does. The Bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Another source of funding for the parent company includes the issuance of subordinated debentures. In June of 2002, the Company issued $4.0 million of additional subordinated debentures as part of a Trust Preferred Securities Pool at a variable rate of three-month LIBOR plus 365 bp that reprices quarterly. These securities are classified as debt but count as regulatory capital and the related interest expense is tax-deductible, which makes them very attractive.

Investment securities are an important tool to the Company’s liquidity objective. As of December 31, 2003, nearly all of the investment portfolio was available for sale. Of the $83.9 million investment portfolio available for sale, $12.4 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility. At December 31, 2003, the Bank had over $125.2 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $34.8 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank also has access to over $70.0 million in overnight federal funds lines purchased from various banking institutions. Finally, since the Bank plans to remain a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $266.0 million in unused loan commitments as of December 31, 2003. While this commitment level would be very difficult to fund given the Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

For the year ended December 31, 2003 and 2002, net cash provided by operating activities was materially consistent. Net cash used in investing activities was $133.2 million in 2003 versus $104.1 million in 2002. This increase of $29.2 million was driven by the sale of the branches, which resulted in a net transfer of cash to the buyer of $16.7 million in 2003 and higher net originations of portfolio loans. Net cash provided by financing activities was also materially consistent between the two years. Our Federal Home Loan Bank advance capabilities were utilized more often during 2003 to cover short term funding needs (i.e. one to two week timeframes). These short term funding needs are not uncommon to our business as loan originations or draws do not always correlate with deposit flows.

Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Company uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Company’s Asset/Liability Committee and approved by the Company’s Board of Directors limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Company uses a static gap analysis and simulation of earnings. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition, mortgage-backed securities are adjusted based on industry estimates of prepayment speeds.

The following table represents the Company’s consolidated static gap position as of December 31, 2003. Significant assumptions used for this table included: loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

	3 Months or Less	Over 3 Months Through 12 Months	Over 1 Year Through 5 Years	After 5 Years or No Stated Maturity	Total
	(Dollars in thousands)
Assets:
Investments in debt and equity securities	$37,830	$6,409	$26,414	$13,296	$83,949
Interest -bearing deposits	217	—	—	—	217
Loans (1)	528,902	49,645	187,850	17,481	783,878
Loans held for sale	2,848	—	—	—	2,848
Federal funds sold	—	—	—	—	—

Total interest-sensitive assets	$569,797	$56,054	$214,264	$30,777	$870,892

Liabilities:
Interest-bearing transaction accounts	$58,926	$—	$—	$—	$58,926
Savings and money market accounts	375,706	—	—	—	375,706
Certificates of deposit (1)	41,778	105,486	49,552	—	196,816
Subordinated debentures	—	—	—	15,464	15,464
Notes payable and other borrowings	9,947	3,100	7,090	4,010	24,147

Total interest-sensitive liabilities	$486,357	$108,586	$56,642	$19,474	$671,059

Interest-sensitivity GAP
GAP by period	$83,440	$(52,532)	$157,622	$11,303	$199,833

Cumulative GAP	$83,440	$30,908	$188,530	$199,833	$199,833

Ratio of interest-sensitive assets to interest-sensitive liabilities
Periodic	1.17	0.52	3.78	1.58	1.30
Cumulative GAP	1.17	1.05	1.29	1.30	1.30

(1)	Adjusted for the impact of the interest rate swaps.

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis for all periods except the 3 to 12 month period at December 31, 2003 based on contractual maturities. Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will benefit.

Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 and 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company’s earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The resulting simulations for December 31, 2003, projected that net interest income would increase by approximately 12% if rates rose by a 100 basis point shock, and projected that the net interest income would decrease by approximately 14% if rates fell by a 100 basis point shock.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources.

In 2003, the Company entered into $30 million in notional amounts of new interest rate swaps to reduce interest rate risk. The remaining $90 million in notional amounts of outstanding interest rate swaps were entered in 2002. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of December 31, 2003 were as follows:

Hedge	Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
Cash flow	1/29/2004	$40,000,000	4.00%	6.26%	72,364
Fair value	5/10/2004	20,000,000	1.36	3.55	155,072
Cash flow	1/29/2005	20,000,000	4.00	6.97	578,257
Cash flow	3/21/2006	30,000,000	4.00	5.34	172,570
Fair value	4/17/2006	10,000,000	1.26	2.45	6,754

Derivative financial instruments are also discussed in Note 7, “Derivative Instruments and Hedging Activities,” of the notes to consolidated financial statements.

Contractual Obligations, Off-Balance Sheet Risk, and Contingent Liabilities

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company.

The required contractual obligations and other commitments at December 31, 2003 were as follows:

	Total	Less Than 1 Year	Over 1 Year Less than 5 Years	Over 5 Years
	(Dollars in thousands)
Operating leases	$12,677	$1,350	$5,504	$5,823
Certificates of deposit	196,816	137,264	59,552	—
Subordinated debentures	15,464	—	—	15,464
Federal Home Loan Bank advances	14,500	3,400	7,090	4,010
Legal settlement	575	575	—	—
Non compete payments	471	290	181	—
Commitments to extend credit	276,897	221,821	32,987	22,089

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. As of December 31, 2003 there were no derivative liabilities recorded on the balance sheet. However, if rates change such that derivative liabilities are recorded on the balance sheet, they would not be included as contractual cash obligations as the fair value does not represent the amounts that may ultimately be paid under these contracts.

Capital Adequacy

Risk-based capital guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital consists of (a) common shareholders’ equity (excluding the unrealized market value adjustments on the available-for-sale securities and cash flow hedges), (b) qualifying perpetual preferred stock and related additional paid in capital subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital to average total assets for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and subordinated debentures.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	December 31,
	2003	2002	2001
Tier I capital to risk weighted assets	9.78%	9.75%	9.29%
Total capital to risk weighted assets	11.03	10.95	10.41
Leverage ratio (Tier I capital to average assets)	8.68	7.93	8.18
Tangible capital to tangible assets	9.72	8.97	8.56

At December 31, 2003, the Company’s Tier 1 capital was $78 million compared to $70 million and $61 million at December 31, 2002 and 2001, respectively. At December 31, 2003, the Company’s total capital was $88 million compared to $78 million and $68 million at December 31, 2002 and 2001, respectively.

Effects of New Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have two statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. As further described in Note 10 to our Consolidated Financial Statements appearing elsewhere in this report, on December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our two statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow bank holding companies to include trust preferred securities in their Tier I capital for regulatory capital purposes.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003 companies are required to disclosure information about debt or marketable equity securities with market values below carrying values. The Company has adopted the disclosure requirements of EITF Issue No. 03-1 and they are included in Note 5 of this report.

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Character of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosures in Note 15 to its consolidated financial statements included herein incorporate the requirements of Statement 132 (revised).

In January 2004, the Derivatives Implementation Group of the Financial Accounting Standards Board issued preliminary guidance on Statement 133 Implementation Issue No. G25 (DIG Issue G25). DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. DIG Issue G25 indicates that an entity is unable to hedge variability in interest receipts as the prime-rate is not considered a benchmark interest rate. In addition, an entity is unable to hedge overall changes in cash flows as credit risk is not considered in the interest rate swap hedging instrument. The effective date of DIG Issue G25 is the first day of the first fiscal quarter beginning after the cleared guidance is posted and should be applied to all hedging relationships as of the effective date. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be dedesignated at the effective date. Any derivative gains or losses in other comprehensive income related to the dedesignated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133. The Company has pre-existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25 and is currently evaluating the impact on the consolidated financial statements. There is a comment period on DIG Issue G25 that ends on March 25, 2004. If the cleared guidance is not posted until after March 31, 2004, the effective date of DIG Issue G25 will be July 1, 2004.

Effect of Inflation

Persistent high rates of inflation can have a significant effect on the reported financial condition and results of operations of all industries. However, the asset and liability structure of commercial banks is substantially different from that of an industrial company in that virtually all assets and liabilities of commercial banks are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a commercial bank’s performance. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity-to-assets ratio.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The numerous regulations and policies promulgated by the regulatory authorities create a difficult and ever-changing atmosphere in which to operate. The Company and the Bank commit substantial resources in order to comply with these statutes, regulations and policies. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Federal Financial Holding and Bank Holding Company Regulation

The Company is a bank holding company under the definition of the Bank Holding Company Act of 1956 (“BHCA”) and has elected to become a financial holding company, as provided for under the Gramm-Leach-Bliley Act (“GLBA”) which amended the BHCA. As a financial holding company, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act. The Company continues to be considered well managed and well capitalized and it has at least a “satisfactory” rating under the Community Reinvestment Act.

Permissible Activities. GLBA establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers through the creation of financial holding companies. GLBA permits a financial holding company and its affiliates, with certain restrictions, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities that are considered “financial in nature” or incidental or complementary to such activities. This is a much broader spectrum of permissible activities than those in which a bank holding company may engage.

Activities which are expressly considered financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. Some of the activities that the Federal

Reserve has determined by regulation to be proper incidents to the business of banking include investment in and management of Small Business Investment Companies, making or servicing loans and certain types of leases, engaging in certain insurance and brokerage activities, performing data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in limited projects designed to promote community welfare. GLBA authorizes the Federal Reserve and the United States Treasury, in cooperation with one another, to determine what activities, in addition to those discussed previously, are permissible as financial in nature. Maintenance of activities which are financial in nature will require financial holding companies and banks to continue to satisfy applicable well capitalized and well managed requirements. Bank holding companies which do not qualify for FHC status are limited to non-banking activities deemed closely related to banking prior to adoption of GLBA.

Investments. With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Federal legislation permits bank holding companies to acquire control of banks throughout the United States.

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

USA Patriot Act: On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Among its other provisions, the USA PATRIOT Act requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) implement certain due diligence policies, procedures and controls with regard to correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company (or a financial holding company) to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Bank Regulation

General. As of December 31, 2003, the Company is the holding company for Enterprise Bank, a Missouri trust company. The Bank is not a member of the Federal Reserve system. The Missouri Division of Finance and the FDIC are primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Company has a satisfactory rating under CRA.

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing these and provision of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; the Soldiers’ and Sailors Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying obligations of persons in military service; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Recent Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Further, the Sarbanes-Oxley Act includes very specified additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act’s new requirements, the final scope of these requirements remains to be determined.

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

Management has taken various measures to comply with the requirements of the Sarbanes-Oxley Act. However, given the extensive role of the SEC in implementing rules relating to many of the Act’s new requirements, the final scope of these requirements remains to be determined.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Most of the information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures About Market Risk” and “Interest Rate Risk.”

In addition, the following table presents the scheduled repricing of market risk sensitive instruments at December 31, 2003:

The following tables present the scheduled repricing of market risk sensitive instruments at December 31, 2003:

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
ASSETS
Investment in debt and equity securities	$44,239	$7,073	$6,047	$10,708	$2,586	$13,296	$83,949
Interest-bearing deposits	217	—	—	—	—	—	217
Federal funds sold	—	—	—	—	—	—	—
Loans (1)	578,547	57,605	85,997	14,139	30,109	17,481	783,878
Loans held for sale	2,848	—	—	—	—	—	2,848

Total	$625,851	$64,678	$92,044	$24,847	$32,695	$30,777	$870,892

LIABILITIES
Savings, Now, Money Market deposits	$434,632	$—	$—	$—	$—	$—	$434,632
Certificates of Deposit (1)	147,264	39,180	7,289	1,250	1,833	—	196,816
Subordinated debentures	—	—	—	—	—	15,464	15,464
Notes payable and other borrowings	13,047	3,665	1,525	1,250	650	4,010	24,147

Total	$594,943	$42,845	$8,814	$2,500	$2,483	$19,474	$671,059

	Carrying Value	Average Interest Rate	Estimated Fair Value
ASSETS
Investment in debt and equity securities	$83,949	2.79%	$83,949
Interest-bearing deposits	217	1.07	217
Federal funds sold	—	0.92	—
Loans	783,878	5.63	791,469
Loans held for sale	2,848		2,848

Total	$870,892		$878,483

LIABILITIES
Savings, Now, Money Market deposits	$434,632	0.88%	$434,632
Certificates of Deposit	196,816	2.45	198,565
Subordinated debentures	15,464	8.21	15,589
Notes payable and other borrowings	24,147	3.74	24,372

Total	$671,059		$673,158

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included on pages 42 through 47, below.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

As of December 31, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART III

MANAGEMENT

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 21, 2004.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 21, 2004.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 21, 2004.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company and the Bank have, and expect to continue to have, banking and other transactions in the ordinary course of business with directors and executive officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such directors or executive officers have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. The Bank is subject to limits on the aggregate amount it can lend to the Bank’s and the Company’s directors and officers as a group. This limit is currently equal to the entity’s unimpaired capital plus reserve for loan losses. Loans to individual directors and officers must also comply with the Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 21, 2004.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

AND REPORTS ON FORM 8-K

(a)	The following documents are filed or incorporated by reference as part of this Report:

Enterprise Financial Services Corp and subsidiaries

		Page Number
1.	Financial Statements:

	Independent auditors’ report	41
	Consolidated Balance Sheets at December 31, 2003 and 2002	42
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001	43
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002, and 2001	44
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	45
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	47
	Notes to Consolidated Financial Statements	48

2.	Financial Statement Schedules
	None other than those included in the Notes to Consolidated Financial Statements.

3.	Exhibits
	See Exhibit Index

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on October 22, 2003 announcing the issuance of its earnings release for the third quarter of 2003.

Independent Auditors’ Report

The Board of Directors and Shareholders

Enterprise Financial Services Corp

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

St. Louis, Missouri

March 5, 2004

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Cash and due from banks	$26,271,251	$39,052,123
Federal funds sold	—	33,367,011
Interest-bearing deposits	216,926	66,349
Investments in debt and equity securities:
Available for sale, at estimated fair value	83,938,696	67,082,764
Held to maturity, at amortized cost (estimated fair value of $9,923 at December 31, 2003 and $12,780 at December 31, 2002)	9,848	12,600

Total investments in debt and equity securities	83,948,544	67,095,364

Loans held for sale	2,848,214	6,991,421
Loans, less unearned loan fees	783,877,820	679,799,399
Less allowance for loan losses	10,590,001	8,600,001

Loans, net	773,287,819	671,199,398

Other real estate owned	—	125,000
Fixed assets, net	7,317,664	7,685,682
Accrued interest receivable	3,278,904	3,458,596
Goodwill	1,937,537	2,087,537
Assets held for sale	—	36,401,416
Prepaid expenses and other assets	8,619,345	9,720,812

Total assets	$907,726,204	$877,250,709

Liabilities and Shareholders’ Equity
Deposits:
Demand	$164,952,091	$155,596,970
Interest-bearing transaction accounts	58,925,540	59,058,224
Money market accounts	371,582,696	341,589,829
Savings	4,123,387	3,420,987
Certificates of deposit:
$100,000 and over	154,142,327	105,030,371
Other	42,674,146	51,617,893

Total deposits	796,400,187	716,314,274
Subordinated debentures	15,464,208	15,464,208
Federal Home Loan Bank advances	14,500,056	29,464,044
Other borrowings	9,647,094	2,358,753
Accrued interest payable	1,150,539	1,264,600
Liabilities held for sale	—	50,053,023
Accounts payable and accrued expenses	5,176,416	3,521,857

Total liabilities	842,338,500	818,440,759

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 9,618,482 shares at December 31, 2003 and 9,497,794 shares at December 31, 2002	96,185	94,978
Additional paid-in capital	39,841,177	38,401,814
Retained earnings	24,832,021	18,673,619
Accumulated other comprehensive income	618,321	1,639,539

Total shareholders’ equity	65,387,704	58,809,950

Total liabilities and shareholders’ equity	$907,726,204	$877,250,709

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2003	2002	2001
Interest income:
Interest and fees on loans	$41,221,259	$43,013,955	$48,684,303
Interest on debt and equity securities:
Taxable	1,690,554	1,495,968	2,129,348
Nontaxable	23,239	917	17,378
Interest on federal funds sold	196,094	574,094	1,634,289
Interest on interest-bearing deposits	2,409	28,406	27,332
Dividends on equity securities	111,278	93,728	151,884

Total interest income	43,244,833	45,207,068	52,644,534

Interest expense:
Interest-bearing transaction accounts	169,455	269,189	554,671
Money market accounts	3,475,014	5,000,759	9,589,652
Savings	24,209	84,093	156,665
Certificates of deposit:
$100,000 and over	2,972,276	3,144,962	5,106,034
Other	1,559,600	3,687,543	6,597,185
Subordinated debentures	1,270,086	1,152,399	1,074,862
Federal Home Loan Bank borrowings	1,033,296	918,496	505,629
Other borrowings	39,596	85,902	258,140

Total interest expense	10,543,532	14,343,343	23,842,838

Net interest income	32,701,301	30,863,725	28,801,696
Provision for loan losses	3,627,082	2,250,578	3,230,000

Net interest income after provision for loan losses	29,074,219	28,613,147	25,571,696

Noninterest income:
Service charges on deposit accounts	1,781,621	1,771,417	1,298,611
Trust income	3,621,927	2,353,927	1,426,078
Other service charges and fee income	369,352	380,433	390,790
Gain on sale of mortgage loans	927,395	771,298	491,138
Gain on sale of securities	77,884	—	74,658
Gain on sale of branches	2,937,976	—	—
Recovery/income (loss) from Merchant Banc investments	—	88,889	(5,716,138)
Miscellaneous income	375,000	—	—

Total noninterest income	10,091,155	5,365,964	(2,034,863)

Noninterest expense:
Compensation	15,371,302	13,496,376	12,798,723
Payroll taxes and employee benefits	2,326,974	2,431,353	2,256,867
Occupancy	1,973,874	1,900,812	1,677,965
Furniture and equipment	841,280	1,001,671	1,081,314
Data processing	932,426	1,011,860	1,092,234
Losses and settlement	80,585	1,371,361	26,551
Other	6,688,953	6,150,461	5,895,926

Total noninterest expense	28,215,394	27,363,894	24,829,580

Income before income tax expense	10,949,980	6,615,217	(1,292,747)
Income tax expense	4,024,761	1,613,737	1,241,944

Net income (loss)	$6,925,219	$5,001,480	$(2,534,691)

Per share amounts:
Basic earnings (loss) per share	$0.72	$0.53	$(0.28)
Basic weighted average common shares outstanding	9,566,059	9,399,374	9,203,224
Diluted earnings (loss) per share	$0.70	$0.52	$(0.28)
Diluted weighted average common shares outstanding	9,875,141	9,611,108	9,203,224

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2003, 2002, and 2001

	Common Stock		Additional Paid in Capital	Retained earnings	Accumulated other Comprehensive income (loss)	Total share- holders’ equity
	Shares	Amount
Balance December 31, 2000	9,072,521	$90,725	$35,840,371	$17,418,811	$133,876	$53,483,783
Net loss	—	—	—	(2,534,691)	—	(2,534,691)
Dividends declared ($.06 per share)	—	—	—	(553,336)	—	(553,336)
Stock options exercised, including related tax benefit	198,146	1,982	1,257,061	—	—	1,259,043
Noncash compensation attributed to stock option grants	—	—	191,293	—	—	191,293
Other comprehensive income	—	—	—	—	50,511	50,511

Balance December 31, 2001	9,270,667	$92,707	$37,288,725	$14,330,784	$184,387	$51,896,603
Net income	—	—	—	5,001,480	—	5,001,480
Dividends declared ($.07 per share)	—	—	—	(658,645)	—	(658,645)
Stock options exercised, including related tax benefit	227,127	2,271	911,636	—	—	913,907
Noncash compensation attributed to stock option grants	—	—	201,453	—	—	201,453
Other comprehensive income	—	—	—	—	1,455,152	1,455,152

Balance December 31, 2002	9,497,794	$94,978	$38,401,814	$18,673,619	$1,639,539	$58,809,950
Net income	—	—	—	6,925,219	—	6,925,219
Dividends declared ($.08 per share)	—	—	—	(766,817)	—	(766,817)
Stock options exercised, including related tax benefit	120,688	1,207	1,150,651	—	—	1,151,858
Noncash compensation attributed to stock option grants	—	—	288,712	—	—	288,712
Other comprehensive income	—	—	—	—	(1,021,218)	(1,021,218)

Balance December 31, 2003	9,618,482	$96,185	$39,841,177	$24,832,021	$618,321	$65,387,704

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$6,925,219	$5,001,480	$(2,534,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,231,036	1,717,891	1,720,967
Provision for loan losses	3,627,082	2,250,578	3,230,000
Net amortization of debt and equity securities	907,378	706,771	195,293
Gain on sale of available for sale investment securities	(77,884)	—	(74,658)
(Recoveries) loss from Merchant Banc investments	—	(88,889)	5,716,138
Mortgage loans originated	(115,307,794)	(93,219,738)	(94,327,259)
Proceeds from mortgage loans sold	120,378,396	95,935,657	86,827,450
Gain on sale of mortgage loans	(927,395)	(771,298)	(491,138)
Write off of fixed assets	—	—	104,174
(Decrease) increase in settlement accrual of disputed note	(725,000)	1,300,000	—
Noncash compensation expense attributed to stock option grants	288,712	201,453	191,293
Decrease (increase) in accrued interest receivable	179,692	(317,684)	1,117,798
(Decrease) increase in accrued interest payable	(114,061)	56,051	(478,739)
Gain on sale of branches	(2,937,976)	—	—
Deferred income tax benefit	(258,063)	(325,816)	(1,739,479)
Increase (decrease) in accrued salaries payable	2,310,412	(198,850)	174,850
Other, net	479,940	(823,403)	(1,052,177)

Net cash provided by (used in) operating activities	15,979,694	11,424,203	(1,420,178)

Cash flows from investing activities:
Cash paid in sale of branches	(16,740,983)	—	—
Purchases of available for sale debt and equity securities	(81,786,416)	(65,686,572)	(67,809,110)
Purchases of held to maturity debt securities	—	—	(101,195)
Proceeds from sale of available for sale debt securities	11,193,355	—	3,036,792
Proceeds from redemption of equity securities	605,400	1,600	655,250
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	51,936,463	44,501,177	70,941,026
Proceeds from maturities and principal paydowns on held to maturity debt securities	2,752	100,000	500,000
Proceeds from sale of other real estate	451,305	2,298,266	313,630
Net increase in loans	(98,196,818)	(80,498,510)	(89,361,410)
Recoveries of loans previously charged off	266,515	299,417	121,249
Net decrease in assets held for sale	—	4,173,847	676,321
Net (decrease) increase in liabilities held for sale	—	(8,747,233)	2,631,045
Increase in note receivable from Enterprise Merchant Banc LLC	—	—	(1,362,779)
Proceeds from sale of fixed assets	—	21,382	30,600
Purchases of fixed assets	(953,330)	(532,329)	(2,868,183)
Investment in Enterprise Merchant Banc LLC	—	—	(221,785)

Net cash used in investing activities	(133,221,757)	(104,068,955)	(82,818,549)

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
	2003	2002	2001
Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	8,671,377	35,836,212	19,086,926
Net increase in interest bearing deposit accounts	69,900,543	24,387,153	60,197,757
Proceeds from issuance of subordinated debentures	—	4,000,000	—
Maturities and paydowns of Federal Home Loan Bank advances	(144,963,988)	(3,243,341)	(6,083,514)
Proceeds from borrowings of Federal Home Loan Bank advances	130,000,000	18,675,000	10,150,000
Increase (decrease) in federal funds purchased	8,380,532	—	(1,225,000)
Proceeds from notes payable	100,000	1,750,000	1,500,000
Paydowns of notes payable	(100,000)	(3,116,667)	(133,333)
(Decrease) increase in other borrowings	(1,092,191)	2,358,753	—
Cash dividends paid	(766,817)	(658,645)	(553,336)
Proceeds from the exercise of common stock options	1,115,301	905,584	1,259,043

Net cash provided by financing activities	71,244,757	80,894,049	84,198,543

Net decrease in cash and cash equivalents	(45,997,306)	(11,750,703)	(40,184)
Cash and cash equivalents, beginning of period	72,485,483	84,236,186	84,276,370

Cash and cash equivalents, end of period	$26,488,177	$72,485,483	$84,236,186

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,657,593	$14,251,701	$24,289,154
Income taxes	4,517,062	2,062,744	3,776,300

Noncash transactions:
Transfer to other real estate owned in settlement of loans	344,985	2,235,000	90,000
Loans made to facilitate sale of other real estate owned	—	1,980,000	28,680
Writeoff of goodwill associated with sale of branches	150,000	—	—

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2003	2002	2001
Net income (loss)	$6,925,219	$5,001,480	$(2,534,691)
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities arising during the period, net of tax	(180,615)	122,612	97,157
Less reclassification adjustment for realized gain on sale of securities included in net income (loss), net of tax	(51,903)	—	(46,646)
Unrealized (loss) gain on cash flow type derivative instruments arising during the period, net of tax	(788,700)	1,332,540	—

Total other comprehensive (loss) income	(1,021,218)	1,455,152	50,511

Total comprehensive income (loss)	$5,904,001	$6,456,632	$(2,484,180)

See accompanying notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business

Enterprise Financial Services Corp (the “Company”) is a financial holding company that provides a full range of banking services to individual and corporate customers located in the St. Louis and Kansas City Metropolitan markets through its subsidiary, Enterprise Bank (the “Bank”). The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company’s subsidiary. Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. Enterprise Trust (“Trust”) is a division of the Bank which provides fee-based trust, personal financial planning, estate planning, and corporate planning services to the Company’s target market.

Basis of Financial Statement Presentation

The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements. Estimates which are particularly susceptible to significant change in a short period of time include the determination of the allowance for loan losses, derivative financial instruments, deferred tax assets and goodwill. Actual amounts could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of the Company and the Bank (100% owned). All significant intercompany accounts and transactions have been eliminated.

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

Debt securities classified as held to maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses for held to maturity securities are excluded from earnings and shareholders’ equity. Debt and equity securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity until realized. All previous fair value adjustments included in the separate component of shareholders’ equity are reversed upon sale. Debt and equity securities classified as trading are carried at estimated fair value. The realized and unrealized gains and losses on trading securities are included in noninterest income.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

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

Loans Held for Sale

The Company provides long-term financing of one to four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans that are sold in the secondary market are sold principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2003 and 2002. Gains on the sale of loans held for sale are reported net of direct origination costs in the Company’s consolidated statements of operations.

Interest and Fees on Loans

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower’s credit has occurred which, in management’s opinion, negatively impacts the collectibility of the loan. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of principal and interest is expected.

Loan origination fees greater than $10,000 per loan are deferred and recognized over the lives of the related loans as a yield adjustment using a method which approximates the interest method. Direct origination costs are expensed as incurred and reported in noninterest expenses. The effect of this accounting policy was determined to be immaterial to net income.

Allowance For Loan Losses

The allowance for loan losses is increased by provisions charged to expense and is available to absorb charge offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management’s approach, which provides for general and specific allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessments of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management’s judgment, deserve current recognition in estimating loan losses.

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s loan portfolio. Such agencies may require the Bank to add to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations.

Accounting for Impaired Loans

A loan is considered impaired when it is probable the Bank will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. The Bank’s non-accrual and restructured loans qualify as “impaired loans.” When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used, historically, the Bank measures impairment based on the fair value of the collateral when foreclosure is probable. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units as of January 1, 2002. Goodwill was assigned to the Banking segment. The Company was required to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. Given the size of the goodwill amount and the increasing profitability and growth of the Company, we determined the fair value of the Banking segment by applying appropriate multiples to the segments’ net book value and earnings stream. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was not required because the fair value exceeded the carrying amount for the reporting units.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 was considered in the accounting and disclosure of the Company’s sale of the Southeast Kansas branches.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

Reclassification

Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the present year presentation.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income (loss), as reported	$6,925,219	$5,001,480	$(2,534,691)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(958,745)	(809,289)	(510,980)

Pro forma net income	$5,966,474	$4,192,191	$(3,045,671)

Earnings (loss) per share:
Basic:
As reported	$0.72	$0.53	$(0.28)
Pro forma	0.62	0.45	(0.33)
Diluted:
As reported	$0.70	$0.52	$(0.28)
Pro forma	0.60	0.44	(0.33)

Derivative Instruments and Hedging Activities

The Company began utilizing derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities in the first quarter of 2002. The Company uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of the Company’s accounting policies for derivative instruments and hedging activities under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

New Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have two statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. As further described in Note 10 to our Consolidated Financial Statements appearing elsewhere in this report, on December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our two statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow bank holding companies to include trust preferred securities in their Tier I capital for regulatory capital purposes.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003 companies are required to disclosure information about debt or marketable equity securities with market values below carrying values. The Company has adopted the disclosure requirements of EITF Issue No. 03-1 and they are included in Note 5 of this report.

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Character of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosures in Note 15 to its consolidated financial statements included herein incorporate the requirements of Statement 132 (revised).

NOTE 2—SALE OF SOUTHEAST KANSAS BRANCHES

On April 4, 2003, the Company transferred loans of $27.2 million, fixed assets of $1.1 million, and deposits of $48.2 when it sold its Humboldt, Chanute and Iola, Kansas branches (“Southeast Kansas branches”) to Emprise Financial Corporation based in Wichita, Kansas. Assets of $36.4 million and deposits of $50.1 million associated with these branches were shown as “held for sale” on the Company’s balance sheet at December 31, 2002. See the table below for a more detailed breakdown of the assets and liabilities held for sale. The Company received a 2.5% premium on loans and a 4.75% premium on deposits, which generated a $3.1 million pretax gain less a $150,000 write-off of related goodwill associated with these branches. All other items were sold at book value. There were approximately $352,000 in expenses incurred related to the sale that were recorded in noninterest expenses by category. The Southeast Kansas branches were included in the Enterprise Banking segment.

The Southeast Kansas branches had a minimal effect on net income (loss) for the years ended December 31, 2002 and 2001.

December 31, 2002
Assets held for sale:
Loans, less unearned loan fees	$35,294,138
Fixed assets, net	1,107,278

Total assets held for sale	$36,401,416

Liabilities held for sale:
Demand deposits	$5,619,146
Interest bearing transaction accounts	12,284,145
Money market accounts	4,726,423
Savings	5,106,036
Certificates of deposit:
$100,000 and over	1,650,261
Other	20,667,012

Total liabilities held for sale	$50,053,023

NOTE 3—EARNINGS PER SHARE

Basic earnings (losses) per share data is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (losses) per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. The components of basic earnings (losses) per share for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Basic
Net income (loss) attributable to common shareholders’ equity	$6,925,219	$5,001,480	$(2,534,691)

Weighted average common shares outstanding	9,566,059	9,399,374	9,203,224

Basic earnings (losses) per share	$0.72	$0.53	$(0.28)

The components of diluted earnings (losses) per share for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Diluted
Net income (loss) attributable to common shareholders’ equity	$6,925,219	$5,001,480	$(2,534,691)

Weighted average common shares outstanding	9,566,059	9,399,374	9,203,224
Effect of dilutive stock options	309,082	211,734	—

Diluted weighted average common shares outstanding	9,875,141	9,611,108	9,203,224

Diluted earnings (losses) per share	$0.70	$0.52	$(0.28)

For the year ended December 31, 2003, 257,867 options at an average strike price of $12.33 were outstanding but were not included in the calculation for diluted earnings per share due to the impact of adjusting net income for the expenses associated with the options. The Company recognizes expense for options granted to non-employees in the Moneta Plan and Stock Appreciation Rights granted to Directors of the Company.

For the year ended December 31, 2002, 722,589 options at an average strike price of $12.51 were outstanding but were not included in the calculation for diluted earnings per share because the exercise price was higher than the average market price of the Company’s common shares. None of the 1,480,014 options outstanding with an average strike price of $9.29 for the year ended December 31, 2001 were included in the calculation of diluted earnings per share due to the net loss.

Since the company incurred a net loss for the year ended December 31, 2001, diluted earnings (losses) per share was computed in the same manner as basic earnings (losses) per share.

NOTE 4—REGULATORY RESTRICTIONS

The Bank is subject to regulations by regulatory authorities, which require the maintenance of minimum capital standards, which may affect the amount of dividends the Bank can pay.

At December 31, 2003 and 2002, approximately $3,752,000 and $1,851,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

NOTE 5—INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2003 and 2002 is as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,771,839	$157,886	$60,497	$51,869,228
Mortgage-backed securities	27,798,019	155,693	150,096	27,803,616
Municipal bonds	1,657,153	11,751	10,660	1,658,244
Other securities	739,208			739,208
Federal Home Loan Bank stock	1,868,400	—	—	1,868,400

	$83,834,619	$325,330	$221,253	$83,938,696

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,444,447	$381,829	$—	$38,826,276
Mortgage-backed securities	25,711,142	110,892	22,873	25,799,161
Municipal bonds	—	—	—	—
Other securities	496,627			496,627
Federal Home Loan Bank stock	1,960,700	—	—	1,960,700

	$66,612,916	$492,721	$22,873	$67,082,764

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,169,435	$32,196,313
Due after one year through five years	12,674,423	12,732,446
Due after 5 years through ten years	8,585,134	8,598,713
Mortgage-backed securities	27,798,019	27,803,616
Securities with no stated maturity	2,607,608	2,607,608

	$83,834,619	$83,938,696

A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2003 and 2002 is as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$9,848	$75	$—	$9,923

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$12,600	$180	$—	$12,780

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due after one year through five years	$9,848	$9,923

Provided below is a summary of securities available for-sale which were in an unrealized loss position at December 31, 2003. Approximately 27.3% of the total unrealized loss was comprised of securities in a continuous loss position for less than twelve months which consisted of U.S. government and agency securities with estimated maturities or repricings of less than five years. Approximately, 63.0% of the total unrealized loss was comprised of securities in a continuous loss position for less than twelve months which consisted of mortgage backed securities with estimated maturities or repricings of less than five years. The contractual cash flows of these securities are guaranteed by Fannie Mae or Freddie Mac. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Securities Available for Sale
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,905,075	$60,497	$—	$—	$35,905,075	$60,497
Mortgage-backed securities	14,649,461	139,359	706,873	10,737	15,356,334	150,096
Municipal bonds	945,631	10,660	—	—	945,631	10,660

	$51,500,167	$210,516	$706,873	$10,737	$52,207,040	$221,253

During 2003, proceeds from sales of investments in debt and equity securities were $11,193,355 which resulted in gross gains of $77,884. There were no sales of investments in debt and equity securities in 2002. During 2001, the Company sold investment securities with proceeds of $3,036,792 and gross gains of $82,421 and gross losses of $7,763. The Company was required to sell its equity stock in the Federal Reserve Bank of Kansas City when membership in the Kansas City Federal Reserve was eliminated with the bank merger during September 2001. The stock was sold at book value which equated to cost at $385,950. The Company also redeemed a portion of its stock in the Federal Home Loan Bank of Topeka. The Bank’s membership in the Topeka Federal Home Loan Bank was eliminated with the bank merger. The Bank redeemed 16 and 2,693 shares at $1,600 and $269,300 during 2002 and 2001, respectively, which was equal to cost and book value. Debt and equity securities having a carrying value of $12,359,882 and $14,278,620 at December 31, 2003 and 2002, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

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

NOTE 6—LOANS

A summary of loans by category at December 31, 2003 and 2002 is as follows:

	2003	2002
Commercial and industrial	$209,927,567	$167,841,653
Loans secured by real estate	537,647,475	515,976,972
Other	36,390,357	31,302,167

	783,965,399	715,120,792
Less loans held for sale related to the Southeast Kansas branches	—	(35,294,138)
Less unearned loan fees, net	(87,579)	(27,255)

	$783,877,820	$679,799,399

The breakdown of loans secured by real estate at December 31, 2003 and 2002 is as follows:

	2003	2002
Business and personal loans	$141,188,619	$136,093,539
Income-producing properties	203,667,722	158,596,417
Owner-occupied properties	67,003,746	79,263,469
Real estate development properties	125,787,388	142,023,547

	$537,647,475	$515,976,972

The Bank grants commercial, residential, and consumer loans throughout its service areas, which consists of the immediate area in which the Bank is located. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the year ended December 31, 2003 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

Balance January 1, 2003	$16,387,801
New loans	13,941,108
Payments and other reductions	(5,754,457)

Balance December 31, 2003	$24,574,452

A summary of activity in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Balance at beginning of year	$8,600,001	$7,295,916	$7,096,544
Provision for loan losses	3,627,082	2,250,578	3,230,000
Loans charged off	(1,903,597)	(1,245,910)	(3,151,877)
Recoveries of loan previously charged off	266,515	299,417	121,249

Balance at end of year	$10,590,001	$8,600,001	$7,295,916

A summary of impaired loans at December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Nonaccrual loans	$1,547,656	$2,212,479	$2,506,188
Restructured loans continuing to accrue interest	—	1,675,466	1,242,782

Total impaired loans	$1,547,656	$3,887,945	$3,748,970

Allowance for losses on impaired loans	$872,291	$690,493	$601,294
Restructured loans with no related allowance for loan losses	—	—	—
Average balance of impaired loans during the year	$3,076,322	$4,185,486	$2,208,486

The Bank had no loans over 90 days past due still accruing interest at December 2003, 2002 and 2001. If interest on nonaccrual loans had been accrued, such income would have been $210,463, $327,334, and $141,282, for the years ended December 31, 2003, 2002, and 2001, respectively. The amount recognized as interest income on nonaccrual loans was $119,364, $135,077, and $33,677, for the years ended December 31, 2003, 2002, and 2001, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $38,179, $127,048, and $69,282, for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In 2002, the Bank began using interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Bank to interest rate risk.

The Bank accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to either the other comprehensive income, current earnings, or both, as appropriate.

The decision to enter into an interest rate swap is made after considering the asset/liability mix of the Bank, the desired asset/liability sensitivity and by interest rate levels. Prior to entering into a hedge transaction, the Bank formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The following is a summary of the Company’s accounting policies for derivative instruments and its activities under SFAS No. 149 and SFAS No. 133.

Cash Flow Hedges—The Bank enters into interest rate swaps to convert floating-rate loan assets to fixed rates. The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest. Under the swap agreements the Bank is to pay or receive interest quarterly. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related asset. The net cash flows related to cash flow hedges increased interest income on loans by $1,796,000 and $968,000 during 2003 and 2002, respectively.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. At December 31, 2003 and 2002, $544,000 and $1,333,000, respectively, in deferred gains, net of tax, related to cash flow hedges were recorded in other comprehensive income. All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.

The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is approximately 2 years.

Fair Value Hedges—The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate. The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income or expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $513,000 and $198,000 during 2003 and 2002, respectively.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs). All changes in fair value are measured on a quarterly basis.

The following table summarizes the Bank’s derivative instrument activity at December 31, 2003.

	Notional Amount	Weighted Avg Remaining Maturity in Months	Average Receive Rate	Average Pay Rate
Cash flow hedges	$90,000,000	12	6.10%	4.00%
Fair value hedges	30,000,000	12	3.18	1.33

Total	$120,000,000	12	5.37%	3.33%

Fair Value	$985,017

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. On December 31, 2003, the Bank had credit exposure of $741,000.

NOTE 8—FIXED ASSETS

A summary of fixed assets at December 31, 2003 and 2002 is as follows:

	2003	2002
Land	$660,000	$842,953
Buildings and leasehold improvements	6,217,475	7,268,246
Furniture, Fixtures and equipment	5,097,476	7,069,154

	11,974,951	15,180,353
Less accumulated depreciation and amortization	4,657,287	6,387,393

	7,317,664	8,792,960
Less fixed assets held for sale	—	1,107,278

	$7,317,664	$7,685,682

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $1,231,036, $1,717,891, and $1,530,400 in 2003, 2002, and 2001, respectively.

All of the Company’s Missouri banking facilities are leased under agreements that expire in various years through 2016. The Company’s aggregate rent expense totaled $1,417,367, $1,311,148, and $1,152,679 in 2003, 2002, and 2001, respectively, and sublease rental income totaled $0, $7,250, and $47,853 in 2003, 2002, and 2001, respectively. The future aggregate minimum rental commitments required under the leases are as follows:

Year	Amount
2004	$1,350,096
2005	$1,353,291
2006	$1,354,231
2007	$1,391,135
2008	$1,405,531
Thereafter	$5,823,023

Total	$12,677,307

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 9—MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2003:

Maturity Period	$100,000 and Over	Other	Total
Less than 1 year	$105,743,951	$31,520,427	$137,264,378
Greater than 1 year and less than 2 years	30,959,921	8,219,593	39,179,514
Greater than 2 years and less than 3 years	15,027,738	2,261,494	17,289,232
Greater than 3 years and less than 4 years	806,765	443,284	1,250,049
Greater than 4 years and less than 5 years	1,603,952	229,348	1,833,300

	$154,142,327	$42,674,146	$196,816,473

NOTE 10—SUBORDINATED DEBENTURES

On June 28, 2002, EFSC Capital Trust I (“EFSC Trust”), a newly-formed Delaware business trust and subsidiary of the Company issued 4,000 floating rate Trust Preferred Securities (“Preferred Securities II”) at $1,000 per share to a Trust Preferred Securities Pool. The floating rate is equal to the three month LIBOR rate plus 3.65%, and reprices quarterly. Preferred Securities II are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The proceeds of the Preferred Securities II were invested in junior subordinated debentures of the Company. The net proceeds to the Company from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $3.92 million. Distributions on the Preferred Securities II are payable quarterly on March 30, June 30, September 30 and December 30 of each year that the Preferred Securities II are outstanding. The Preferred Securities II mature on June 30, 2032. The maturity date may be shortened to a date not earlier than June 30, 2007 if certain conditions are met. The Preferred Securities II are classified as debt for reporting purposes and capital for regulatory reporting purposes. A portion of the proceeds from the offering were used to repay the $2.3 million of outstanding indebtedness with the remaining available for cash operating expenses at the holding company level.

On October 25, 1999, EBH Capital Trust I (“EBH Trust”), a Delaware business trust subsidiary of Enterprise Financial Services Corp issued 1,375,000 shares of 9.40% Cumulative Trust Preferred Securities (“Preferred Securities”) at $8 per share in an underwritten public offering. The Preferred Securities mature on December 15, 2029. The maturity date may be shortened to a date not earlier than December 15, 2004 if certain conditions are met. The proceeds of the Preferred Securities were invested in subordinated debentures of the Company. In connection with the issuance of the Preferred Securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of EBH Trust under the Preferred Securities. The Company’s proceeds from the issuance of the subordinated debentures to EBH Trust, net of underwriting fees and offering expenses, were $10.28 million. The Preferred Securities are classified as debt for reporting purposes and capital for regulatory reporting purposes.

Prior to 2003, EFSC Trust and EBH Trust were consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trust’s reported in liabilities as “Guaranteed Preferred Beneficial Interest in Subordinated Debentures” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trusts are no longer consolidated. Accordingly, the Company does not report the securities issued by the Trust’s as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The amount of the subordinated debentures as of December 31, 2003 and 2002 was $15,464,208. In applying this FASB Interpretation, the Company recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trusts’ subordinated debentures as well as interest income and interest expense on this investment and obligation. The application of the FASB Interpretation has been reflected in all applicable prior periods.

NOTE 11—FEDERAL HOME LOAN BANK ADVANCES

As a member of the Federal Home Loan Bank, the Bank has access to Federal Home Loan Bank advances. The Federal Home Loan Bank advances at December 31, 2003 and 2002 are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans with a carrying value of $229 million and $199 million, respectively, and all stock held in the Federal Home Loan Bank of Des Moines.

The following table summarizes the type, maturity and rate of the Company’s Federal Home Loan Bank advances at December 31, 2003 and 2002:

		2003		2002
Type of Advance	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Long term non-amortized & mortgage matched advance	less than 1 year	$3,400,000	4.73%	$14,850,000	3.46%
Long term non-amortized & mortgage matched advance	1 - 2 years	3,665,000	4.46%	3,400,000	4.73%
Long term non-amortized advance	2 - 3 years	1,525,000	4.51%	3,675,000	4.47%
Long term non-amortized & mortgage matched advance	3 - 4 years	1,250,000	4.74%	1,525,000	4.51%
Long term non-amortized advance	4 - 5 years	650,000	4.91%	1,250,000	4.74%
Long term non-amortized advance	5 - 10 years	2,150,000	5.42%	2,800,000	5.30%
Mortgage matched advance	10 - 15 years	1,860,056	5.78%	1,964,044	5.78%

Total Federal Home Loan Advances		$14,500,056	4.88%	$29,464,044	4.17%

The majority of these advances are used to match certain fixed rate loans to lock in an interest rate spread. All of the Federal Home Loan Bank advances have fixed interest rates, and $12,640,000 and $27,508,000 at December 31, 2003 and 2002, respectively, are callable by the Company anytime, subject to prepayment penalties. The remaining $1,860,056 and $1,956,044 of these borrowings are not callable by the Company at December 31, 2003 and 2002, respectively. The Bank, which has an investment in the capital stock of the Federal Home Loan Bank, maintains a line of credit with the Federal Home Loan Bank and had availability of approximately $125 million at December 31, 2003.

NOTE 12—OTHER BORROWINGS

A summary of other borrowings at December 31, 2003 and 2002 is as follows:

	At December 31,
	2003	2002
Federal funds purchased	$8,380,532	$—
Other borrowings	1,266,562	2,358,753

Total	$9,647,094	$2,358,753

At December 31, 2003, the weighted average interest rate for federal funds purchased and other borrowings were 1.44% and 1.09%, respectively. At December 31, 2002, the weighted average interest rate for other borrowings was 1.40%. The total maximum other borrowings outstanding at any monthend during 2003 and 2002, were $9,647,094 and $2,362,682, respectively.

The average balances and average interest rate of other borrowings were as follows:

	Years Ended December 31,
	2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased	$835,621	1.70%	$1,385,599	2.03%
Other borrowings	2,122,203	1.19%	1,277,730	4.52%

Total	$2,957,824	1.34%	$2,663,329	3.23%

At December 31, 2003 the Company had a $5,000,000 unsecured bank line of credit that matures on January 10, 2004 with no outstanding balance. The line has debt covenants, accrues interest based on the Prime rate or LIBOR at the Company’s discretion, and is payable quarterly. For the year ended December 31, 2003, the average balance and maximum month-end balance of the note payable were $24,932 and $100,000, respectively.

The Company also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes but has not drawn on the line. As of December 31, 2003 approximately $37 million was available under this line. This line is secured by a pledge of certain eligible loans.

NOTE 13—INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Current:
Federal	$4,048,923	$1,832,879	$2,586,002
State and local	233,901	106,674	395,421
Deferred	(258,063)	(325,816)	(1,739,479)

	$4,024,761	$1,613,737	$1,241,944

A reconciliation of expected income tax expense (benefit), computed by applying the statutory federal income tax rate of 34 % in 2003, 2002, and 2001 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	2003	2002	2001
Income tax (benefit) expense at statutory rate	$3,722,993	$2,249,174	$(439,534)
Increase (reduction) in income tax resulting from:
Reversal of valuation allowance	—	(800,000)	—
Establishment of valuation allowance on merchant banking investments	—	—	1,041,080
Tax-exempt income	(258,203)	(165,798)	(80,380)
State and local income tax expense	154,375	70,405	260,978
Goodwill amortization	51,000	—	64,793
Non-deductible expenses	100,756	113,494	125,425
Other, net	253,840	146,462	269,582

Total income tax expense	$4,024,761	$1,613,737	$1,241,944

A net deferred income tax asset of $4,273,101 and $3,475,485 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2003 and 2002, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 is as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$3,600,600	$2,870,398
Deferred compensation	536,817	361,418
Merchant banking investments	370,006	1,041,080
Other	474,751	512,775

Gross deferred tax assets	$4,982,174	$4,785,671
Valuation allowance	(241,080)	(241,080)

Deferred tax assets net of valuation allowance	4,741,094	4,544,591

Deferred tax liabilities:
Office equipment and leasehold improvements	158,237	219,797
Unrealized gains on securities available for sale	29,596	162,849
Unrealized gain on cash flow type derivative instruments	280,160	686,460

Total deferred tax liabilities	467,993	1,069,106

Net deferred tax asset	$4,273,101	$3,475,485

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company had established a valuation allowance as of December 31, 2001. Management has determined it is more likely than not that certain of the deferred tax assets related to the write-down recorded on assets related to Merchant Banc investments will not be realized. During 2002, in conjunction with the pending sale of the Southeast Kansas branches discussed in Note 2, the Company quantified the amount of gain of the appropriate character which could be utilized to offset losses recorded in 2001 on the Merchant Banc investments. Accordingly, in 2002, the Company reversed $800,000 of the valuation allowance.

NOTE 14—REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003 and 2002, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$87,969,991	11.02%	$63,881,112	8.00%	$—	—%
Enterprise Bank	83,669,404	10.52	63,650,480	8.00	79,563,100	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	77,981,054	9.77	31,940,556	4.00	—	—
Enterprise Bank	73,716,054	9.27	31,825,240	4.00	47,737,860	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	77,981,054	8.67	26,974,358	3.00	—	—
Enterprise Bank	73,716,054	8.22	26,902,290	3.00	44,837,150	5.00

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	78,207,875	10.95	57,136,811	8.00	—	—
Enterprise Bank	75,204,737	10.58	56,885,394	8.00	71,106,743	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	69,607,874	9.75	28,568,406	4.00	—	—
Enterprise Bank	66,604,736	9.37	28,442,697	4.00	42,664,046	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	69,607,874	7.93	26,346,052	3.00	—	—
Enterprise Bank	66,604,736	7.60	26,283,571	3.00	43,805,951	5.00

NOTE 15—COMPENSATION PLANS

Stock Options Plans

At December 31, 2003, the Company has five qualified incentive, two nonqualified and one omnibus stock plan for the benefit of employees and directors. A summary of the plans is as follows:

Plan	Type	Adopted	Total Options	December 31, 2003
				Outstanding	Available to grant
I	Qualified	1988	432,000	—	—
II	Qualified	1990	225,000	13,200	—
III	Qualified	1996	600,000	386,200	2,100
IV	Qualified	1999	600,000	558,800	16,800
V	Omnibus	2002	750,000	459,367	290,633
CGB	Qualified	N/A	171,441	2,143	20,335
CGB	Nonqualified	N/A	83,264	2,143	—
General	Nonqualified	1998	105,000	89,250	6,750

				1,511,103	336,618

All of the plans above have five year vesting terms except for the CGB Qualified Plan (which is ten years) and the Omnibus Plan V (which is subject to Board discretion). The options outstanding under the Omnibus Plan have three year vesting terms. Subject to Board discretion, the Omnibus Plan V can issue Stock Appreciation Rights or restricted stock, instead of options, up to the 750,000 share limit. As of December 31, 2003 there were no Stock Appreciation Rights or restricted stock grants issued from Omnibus Plan V.

Following is a summary of the various stock option plan transactions:

	Number of Shares	Price per share	Weighted Avg. Price per Share	Total
December 31, 2000	1,201,911	$2.33 - 18.00	$7.90	$9,498,261
Granted	284,850	11.75 - 15.50	12.04	3,429,238
Exercised	198,146	2.33 - 11.67	6.35	1,259,043
Forfeited	33,571	5.33 - 18.00	9.70	325,680

December 31, 2001	1,255,044	$2.33 - 18.00	$9.04	$11,342,776
Granted	373,905	9.25 - 11.50	9.93	3,714,079
Exercised	227,127	2.33 - 11.75	3.99	905,584
Forfeited	117,179	5.33 - 18.00	12.24	1,433,821

December 31, 2002	1,284,643	$5.33 - 18.00	$9.90	$12,717,450
Granted	415,962	12.50 - 13.85	13.28	5,524,291
Exercised	120,688	5.33 - 11.75	9.24	1,115,301
Forfeited	68,814	10.00 - 18.00	12.93	889,503

December 31, 2003	1,511,103	$5.33 - 18.00	$10.75	$16,236,937

The exercise price range of outstanding options at December 31, 2003 was $5.33 to $18.00 and the weighted average contractual life was 7.00 years. The exercise price range of outstanding options at December 31, 2002 was $5.33 to $18.00 and the weighted average contractual life was 7.06 years. The exercise price range of outstanding options at December 31, 2001 was $2.33 to $18.00 and the weighted average contractual life was 6.33 years.

Following is a summary of the options outstanding at December 31, 2003:

Option Price	Number of Options	Total	Number of Exercisable Options	Total
$ 5.33	297,700	$1,586,741	297,700	$1,586,741
5.58	6,000	33,480	6,000	33,480
8.33	3,000	24,990	3,000	24,990
9.25	250	2,312	50	462
9.30	82,905	771,017	27,635	257,005
9.92	3,900	38,688	3,900	38,688
10.00	236,150	2,361,500	102,950	1,029,500
10.25	79,000	809,750	22,467	230,287
10.30	10,000	103,000	2,000	20,600
10.33	1,500	15,495	1,200	12,396
10.67	1,500	16,005	1,500	16,005
11.50	6,500	74,750	1,300	14,950
11.67	4,286	50,018	4,286	50,018
11.75	196,500	2,308,875	78,360	920,730
12.50	15,750	196,875	1,800	22,500
12.90	8,000	103,200	—	—
13.05	35,000	456,750	—	—
13.10	82,500	1,080,750	—	—
13.20	1,000	13,200	—	—
13.40	238,962	3,202,091	—	—
13.45	10,000	134,500	—	—
13.50	23,000	310,500	—	—
13.80	2,000	27,600	—	—
13.85	1,000	13,850	—	—
14.00	16,100	225,400	7,880	110,320
15.00	123,400	1,851,000	74,100	1,111,500
15.50	10,500	162,750	5,200	80,600
16.00	1,000	16,000	400	6,400
17.50	1,500	26,250	900	15,750
18.00	12,200	219,600	7,800	140,400

	1,511,103	$16,236,937	650,428	$5,723,322

The fair value of each option granted in 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Risk-free Interest Rate	Dividend Yield	Vesting Period	Expected Life	Volatility
January 1	4.07%	0.60%	5 years	10 years	63.61%
January 16	4.10	0.60	5 years	10 years	63.47
April 1	3.84	0.60	5 years	10 years	58.08
April 7	4.03	0.60	5 years	10 years	57.76
April 16	3.96	0.60	5 years	10 years	57.55
May 13	3.63	0.60	3 years	10 years	52.76
May 28	3.44	0.60	5 years	10 years	51.56
July 28	4.31	0.60	5 years	10 years	50.59
August 1	4.44	0.60	3 years	10 years	50.44
August 25	4.53	0.60	5 years	10 years	48.68
September 8	4.41	0.60	5 years	10 years	48.56
November 10	4.49	0.60	5 years	10 years	48.59
December 29	4.24	0.60	5 years	10 years	47.87

The weighted average fair value of the options granted in 2003 was $8.37.

The fair value of each option granted in 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Risk-free Interest Rate	Dividend Yield	Vesting Period	Expected Life	Volatility
January 1	5.20%	0.60%	5 years	10 years	60.02%
April 1	5.44	0.60	5 years	10 years	65.80
July 1	4.85	0.60	3 years	10 years	68.88
July 1	4.85	0.60	5 years	10 years	68.88
August 28	4.22	0.60	5 years	10 years	66.93
September 24	3.69	0.60	5 years	10 years	65.50
October 1	3.72	0.60	3 years	10 years	65.35

The weighted average fair value of the options granted in 2002 was $7.41.

The fair value of each option granted in 2001 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Risk-free Interest Rate	Dividend Yield	Vesting Period	Expected Life	Volatility
January 1	4.92%	0.60%	5 years	10 years	37.50%
April 1	4.98	0.60	5 years	10 years	46.07
July 1	5.37	0.60	5 years	10 years	56.00
October 1	4.55	0.60	5 years	10 years	58.34

The weighted average fair value of the options granted in 2001 was $6.75.

On April 1, 1999, the Company adopted a Stock Appreciation Rights (“SAR”) Plan. This Plan replaced the previous form of cash compensation for directors of the Company and its subsidiaries and awards vest based upon attendance and unit performance. Under the plan, the Company has the option to pay vested SARs either in the form of cash or Company common stock. On January 1, 2002, directors were given the option to forfeit their SARs for cash compensation for previous services and future meeting attendance or keep the SARs and the future value without cash compensation for service. Approximately 35,300 SARs were forfeited for an estimated payout of $57,000 for meeting attendance. The Company recognized $49,163 in expense to record the market value of the SARs for the year ended December 31, 2002. At December 31, 2003, there were 64,000 SARs outstanding. The Company recognized $88,829 in expense to record the market value of the SARs for the year ended December 31, 2003.

In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. (“Moneta”), a nationally recognized firm in the financial planning industry. The Company renegotiated the original agreement on December 24, 2003. Moneta receives options for banking business referrals and a portion of the gross margin earned by Trust in the form of cash. The Company recognizes the fair value of the options over the vesting period as expense. The Company recognized $288,712, $201,453 and $191,293 in Moneta option-related expenses during 2003, 2002 and 2001, respectively. The fair value of each option grant to Moneta was estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted 10,882 options that vested immediately to Moneta on December 24, 2003 upon the closing of the new agreement. The options were granted at $13.65 price per share, a fair value of $8.02, assuming a risk-free interest rate of 4.24%, a dividend yield of 0.60%, immediate vesting, expected life of 10 years and volatility of 47.87%. The Company recognized $87,274 in expense for the fair value of the options granted on December 24, 2003. The Company granted 11,769 options on January 1, 2002 at $11.50 price per share, a fair value of $7.34, assuming a risk free interest rate of 5.20%, a dividend yield of 0.60%, vesting period for 5 years, expected life of 8 years and volatility of 59.47%. The Company granted 11,081 options on January 1, 2001 at $10.33 price per share, a fair value of $7.77 per share, assuming a risk free interest rate of 5.20%, a dividend yield of 0.67%, vesting period for 5 years, expected life of 8 years and volatility of 39.79%. The weighted average fair value of the options granted to Moneta was $5.51. There have been no exercises of Moneta options since grant date. There were 1,182 Moneta options forfeited in 2002 and none in 2003.

Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company’s contributions to the plan was $427,994, $433,798, and $255,804 for 2003, 2002, and 2001, respectively.

NOTE 16—LITIGATION AND OTHER CLAIMS

Except as noted below, various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company recognized $1,300,000 in expense at December 31, 2002 related to settlement of a dispute with another financial institution pursuant to an agreement signed in February of 2003. During 2003 the Company paid $725,000 of this settlement and it is anticipated that the remaining $575,000 will be paid in 2004.

NOTE 17—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2003, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2003 and 2002 is as follows:

	2003	2002
Commitments to extend credit	$265,962,785	$183,070,617
Standby letters of credit	10,933,894	17,755,979

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2003 and 2002, approximately $5,210,658 and $6,070,659, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 9 years at December 31, 2003.

SFAS 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2003 and 2002:

	2003		2002
	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	26,271,251	26,271,251	39,052,123	39,052,123
Federal funds sold	—	—	33,367,011	33,367,011
Interest-bearing deposits	216,926	216,926	66,349	66,349
Investments in debt and equity securities	83,948,544	83,948,619	67,095,364	67,095,544
Loans held for sale	2,848,214	2,848,214	6,991,421	6,991,421
Derivative financial instruments	985,000	985,000	2,556,498	2,556,498
Loans, net	773,287,820	780,878,603	671,199,398	683,981,753
Accrued interest receivable	3,278,904	3,278,904	3,458,596	3,458,596
Assets held for sale	—	—	36,401,416	37,283,769
Balance sheet liabilities
Deposits	796,400,187	798,148,753	716,314,274	720,586,761
Other borrowed funds	24,147,150	24,372,398	31,822,797	32,257,666
Subordinated debentures	15,464,208	15,588,884	15,464,208	15,583,059
Accrued interest payable	1,150,539	1,150,539	1,264,600	1,264,600
Liabilities held for sale	—	—	50,053,023	47,675,504

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

Derivative Financial Instruments

The fair value of derivative financial instruments is based on quoted market prices by the counterparty and verified by the Company using public pricing information.

Deposits

The fair value of demand deposits, interest-bearing transaction accounts, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Subordinated Debentures

Fair value of fixed interest rate subordinated debentures is based on market prices. Fair value of floating interest rate subordinated debentures is assumed to equal book value.

Other Borrowed Funds

Other borrowed funds include Federal Home Loan Bank advances, federal funds purchased, and notes payable. The fair value of Federal Home Loan Bank advances is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on borrowed money with similar remaining maturities. The fair value of federal funds purchased and notes payable are assumed to be equal to their carrying amount since they have an adjustable interest rate.

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

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-balance and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 18—SEGMENT REPORTING

Management segregates the Company into three distinct businesses for evaluation purposes. The three segments are, Banking, Wealth Management and Corporate. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The Corporate, Intercompany, and Reclassifications segment includes the holding company, merchant banking investments, and subordinated debentures. The Company incurs general corporate expenses and owns Enterprise Bank and Enterprise Merchant Banc, Inc. Enterprise Merchant Banc, Inc. offered merchant banking services through its investment in Enterprise Merchant Banc LLC. It is now inactive.

The majority of the Company’s assets and income result from the Banking segment. Banking consists of three banking branches and an operations center in the St. Louis County area, and two banking branches in the Kansas City region. The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

Wealth Management provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

Following are the financial results for the Company’s operating segments.

	Years ended December 31, 2003
	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total
Net interest income	$33,837,082	$95,257	$(1,231,038)	$32,701,301
Provision for loan losses	3,627,082	—	—	3,627,082
Other noninterest income	6,323,328	3,781,881	(14,054)	10,091,155
Other noninterest expense	21,704,383	3,916,952	2,594,059	28,215,394

Income (loss) before income tax expense	14,828,945	(39,814)	(3,839,151)	10,949,980
Income tax expense (benefit)	5,455,044	(14,731)	(1,415,552)	4,024,761

Net income (loss)	$9,373,901	$(25,083)	$(2,423,599)	$6,925,219

Loans, less unearned loan fees	$783,877,820	$—	$—	$783,877,820
Goodwill	1,937,537	—	—	1,937,537
Deposits	797,721,766	—	(1,321,579)	796,400,187
Borrowings	24,147,150	—	15,464,208	39,611,358
Total assets	$905,434,357	$—	$2,291,847	$907,726,204

	2002
	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total
Net interest income	$32,026,044	$—	$(1,162,319)	$30,863,725
Provision for loan losses	2,250,578	—	—	2,250,578
Other noninterest income	2,931,725	2,353,927	80,312	5,365,964
Other noninterest expense	20,494,906	3,090,242	3,778,746	27,363,894

Income (loss) before income tax expense	12,212,285	(736,315)	(4,860,753)	6,615,217
Income tax expense (benefit)	4,453,445	(272,437)	(2,567,271)	1,613,737

Net income (loss)	$7,758,840	$(463,878)	$(2,293,482)	$5,001,480

Loans, less unearned loan fees	$679,799,399	$—	$—	$679,799,399
Assets held for sale	36,401,416	—	—	36,401,416
Goodwill	2,087,537	—	—	2,087,537
Deposits	717,135,113	—	(820,839)	716,314,274
Borrowings	31,822,797	—	15,464,208	47,287,005
Liabilities held for sale	50,053,023	—	—	50,053,023
Total assets	$873,035,220	$—	$4,215,489	$877,250,709

	2001
	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total
Net interest income	$29,883,119	$—	$(1,081,423)	$28,801,696
Provision for loan losses	3,230,000	—	—	3,230,000
Other noninterest income	2,255,197	1,426,078	(5,716,138)	(2,034,863)
Other noninterest expense	20,719,509	2,622,872	1,487,199	24,829,580

Income (loss) before income tax expense	8,188,807	(1,196,794)	(8,284,760)	(1,292,747)
Income tax expense (benefit)	3,106,493	(484,702)	(1,379,847)	1,241,944

Net income (loss)	$5,082,314	$(712,092)	$(6,904,913)	$(2,534,691)

Loans, less unearned loan fees	$602,746,799	$—	$—	$602,746,799
Assets held for sale	40,575,263	—	—	40,575,263
Goodwill	2,087,537	—	—	2,087,537
Deposits	655,775,912	—	(223,003)	655,552,909
Borrowings	14,032,385	—	12,366,667	26,399,052
Liabilities held for sale	58,800,256	—	—	58,800,256
Total assets	$793,013,142	$—	$2,236,421	$795,249,563

NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
	2003	2002
Assets
Cash	$1,308,920	$814,197
Investment in Enterprise Bank	76,659,412	70,331,813
Other assets	3,274,822	5,050,450

Total assets	$81,243,154	$76,196,460

Liabilities and Shareholders’ Equity
Subordinated debentures	$15,464,208	$15,464,208
Accounts payable and other liabilities	391,242	1,922,302
Shareholders’ equity	65,387,704	58,809,950

Total liabilities and shareholders’ equity	$81,243,154	$76,196,460

Condensed Statements of Operation

	December 31
	2003	2002	2001
Income:
Dividends from subsidiaries	$2,038,862	$1,095,591	$711,470
Recoveries/income (loss) from Merchant Banc activities	—	88,889	(2,939,443)
Other	(13,825)	(8,577)	—

Total income	2,025,037	1,175,903	(2,227,973)

Expenses:
Interest expense-subordinated debentures	1,270,086	1,152,399	1,074,862
Interest expense-notes payable	—	45,510	40,260
Other expenses	2,593,424	3,773,547	1,472,435

Total expenses	3,863,510	4,971,456	2,587,557

Loss before tax benefit and equity in undistributed earnings of subsidiaries	(1,838,473)	(3,795,554)	(4,815,530)
Income tax benefit	1,414,874	2,566,996	1,232,792

Loss before equity in undistributed earnings of subsidiaries	(423,599)	(1,228,558)	(3,582,738)

Equity in undistributed earnings of subsidiaries	7,348,818	6,230,038	1,048,047

Net income (loss)	$6,925,219	$5,001,480	$(2,534,691)

Condensed Statements of Cash Flow

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$6,925,219	$5,001,480	$(2,534,691)
Adjustments to reconcile net income to net cash provided by operating activities:
(Recoveries) loss from Merchant Banc activities	—	(88,889)	2,939,443
(Decrease) increase in losses and settlement	(725,000)	1,300,000	—
Noncash compensation expense attributed to stock option grants	288,727	201,453	191,293
Net income of subsidiaries	(9,387,680)	(7,325,629)	(1,759,517)
Dividends from subsidiaries	2,038,862	1,095,591	711,470
Other, net	1,006,111	(2,407,872)	(728,916)

Net cash provided by (used in) operating activities	146,239	(2,223,866)	(1,180,918)
Cash flows from investing activities:
Capital contributions to subsidiaries	—	—	(860,000)
Increase in Merchant Banc receivable	—	—	(1,362,779)

Net cash used in investing activities	—	—	(2,222,779)
Cash flows from financing activities:
Proceeds from borrowings of notes payable	100,000	1,750,000	1,500,000
Repayments of purchased funds and other short-term borrowings	(100,000)	(3,116,667)	(133,333)
Proceeds from issuance of subordinated debentures	—	4,000,000	—
Cash payment of dividends	(766,817)	(658,645)	(553,336)
Proceeds from the exercise of common stock options	1,115,301	905,584	1,259,043

Net cash provided by financing activities	348,484	2,880,272	2,072,374

Net increase (decrease) in cash and cash equivalents	494,723	656,406	(1,331,323)
Cash and cash equivalents, beginning of year	814,197	157,791	1,489,114

Cash and cash equivalents, end of year	$1,308,920	$814,197	$157,791

NOTE 20—QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

	2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Interest income	$10,841	$10,717	$10,798	$10,889
Interest expense	$2,552	2,462	2,695	2,835

Net interest income	8,289	8,255	8,103	8,054
Provision for loan losses	$899	635	1,094	999

Net interest income after provision for loan losses	7,390	7,620	7,009	7,055
Noninterest income	$2,144	2,063	4,383	1,501
Noninterest expense	$7,270	6,921	7,269	6,755

Income before income tax expense	2,264	2,762	4,123	1,801
Income tax expense	$829	1,005	1,525	666

Net income	$1,435	$1,757	$2,598	$1,135

Earnings per common share
Basic	$0.15	$0.18	$0.27	$0.12
Diluted	$0.14	$0.18	$0.26	$0.12

	2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(dollars in thousands, except per share data)
Interest income	$11,230	$11,538	$11,401	$11,038
Interest expense	$3,257	3,564	3,651	3,871

Net interest income	7,973	7,974	7,750	7,167
Provision for loan losses	$491	640	530	590

Net interest income after provision for loan losses	7,482	7,334	7,220	6,577
Noninterest income	$1,493	1,289	1,290	1,294
Noninterest expense	$8,213	6,505	6,211	6,435

Income before income tax expense	762	2,118	2,299	1,436
Income tax expense (benefit)	$(585)	784	850	565

Net income	$1,347	$1,334	$1,449	$871

Earnings per common share
Basic	$0.15	$0.14	$0.15	$0.09
Diluted	$0.14	$0.14	$0.15	$0.09

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 10th of March, 2004.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Kevin C. Eichner	/s/ Frank H. Sanfilippo
Kevin C. Eichner	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 10th day of March, 2004.

Signatures	Title
/s/ Paul J. McKee, Jr. Paul J. McKee, Jr.	Chairman of the Board of Directors

/s/ Kevin C. Eichner Kevin C. Eichner	Chief Executive Officer and Director

/s/ Peter F. Benoist Peter F. Benoist	Executive Vice President and Director

/s/ Paul R. Cahn Paul R. Cahn	Director

/s/ William H. Downey William H. Downey	Director

/s/ Robert E. Guest, Jr. Robert E. Guest, Jr.	Director

/s/ Ronald E. Henges Ronald E. Henges	Director

/s/ Richard S. Masinton Richard S. Masinton	Director

/s/ Jerry McElhatton Jerry McElhatton	Director

/s/ William B. Moskoff William B. Moskoff	Director

/s/ Birch M. Mullins Birch M. Mullins	Director

/s/ James J. Murphy James Murphy	Director

/s/ Ted A. Murray Ted A. Murray	Director

/s/ Stephen A. Oliver Stephen A. Oliver	Director

/s/ Robert E. Saur Robert E. Saur	Director

/s/ Henry D. Warshaw Henry D. Warshaw	Director

/s/ James L. Wilhite James L. Wilhite	Director

/s/ James A. Williams James A. Williams	Director

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated December 19, 1996 (File No. 333-14737)).

3.2	Amendment to the Certificates of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 dated July 1, 1999 (File No. 333-82087)).

3.3	Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 1999).

3.4	Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2002).

3.5	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the period ending December 31, 1999).

4.1	Enterprise Bank Second Incentive Stock Option Plan (incorporated herein by reference to Exhibit 44.4 of the Registrant’s Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

4.2	Enterprise Financial Services Corp Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

4.3	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to the Registrant’s 1998 Proxy Statement on Form 14-A).

4.4	Enterprise Financial Services Corp (formerly Commercial Guaranty Bancshares, Inc.) Employee Incentive Stock Option Plan (incorporated herein by reference to the Registrant’s Form S-8 dated July 25, 2000 (File No. 333-42204)).

4.5	Enterprise Financial Services Corp (formerly Commercial Guaranty Bancshares, Inc.) Non-Employee Organizer and Director Incentive Stock Option Plan (incorporated herein by reference to the Registrant’s Form S-8 dated July 25, 2000 (File No. 333-42204)).

4.6	Enterprise Financial Services Corp Stock Appreciation Rights (SAR) Plan and Agreement (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999).

4.7.1	Subordinated Indenture dated October 24, 1999 between the Registrant and Wilmington Trust Company relating to 9.40% Junior Subordinated Debentures due December 15, 2029, (incorporated herein by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-87881)).

4.7.2	Form of 9.40% Junior subordinated Debenture ((included as an Exhibit to Exhibit 4.8.1), incorporated herein by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-87881)).

4.7.3	Amended and Redated Trust Agreement of EBH Capital Trust I dated October 19, 1999, (incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-87881)).

4.7.4	Preferred Securities Guarantee Agreement between Registrant and Wilmington Trust Company dated October 25, 1999, (incorporated herein by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-3 (File No. 333-87881)).

4.8.1	Indenture dated June 27, 2002 between Registrant and Wells Fargo, National Association, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures due June 30, 2032, (incorporated by reference to exhibit 4.9.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.8.2	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture due June 30, 2032, (incorporated by reference to exhibit 4.9.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.8.3	Amended and Restated Trust Agreement of EFSC Capital Trust I dated June 27, 2002, (incorporated by reference to exhibit 4.9.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.8.4	Trust Preferred Securities Guarantee Agreement between Registrant and Wells Fargo, National Association, dated June 27, 2002, (incorporated by reference to exhibit 4.9.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.)

4.9	Enterprise Financial Services Corp 2002 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 4, 2003).

4.10	Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 dated October 30, 2002 (File No. 333-100928)).

10.1(1)	Amended and Restated Customer Referral and Support Agreement between Enterprise Bank and Moneta Group Investment Advisors, Inc. dated December 24, 2003.

10.2	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.3	Consulting contract dated October 3, 2001 between Enterprise Financial Services Corp and Paul J. McKee, Jr. (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2001).

10.4	Key Executive Employment Agreement dated July 1, 2002 between Enterprise Financial Services Corp and Kevin C. Eichner (incorporated herein by reference to Exhibit 10.7 of to Registrant’s Report on Form 10-K for the year ended December 31, 2002.)

10.5	Form of Key Executive Employment Agreement dated October 15, 2002 between Enterprise Financial Services Corp and James C. Wagner and Jack L. Sutherland filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.6(1)	Key Executive Employment Agreement dated January 1, 2003 between Enterprise Financial Services Corp and Paul L. Vogel.

10.7	Key Executive Employment Agreement dated October 1, 2002 between Enterprise Financial Services Corp and Peter F. Benoist filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.8	$5,000,000 Unsecured Credit Agreement dated January 9, 2003 between Enterprise Financial Services Corp and Wells Fargo Bank, National Association filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.9(1)	First Amendment to Credit Agreement dated January 26, 2004 between Enterprise Financial Services Corp. and Wells Fargo Bank, National Association.

11.1(1)	Statement regarding computation of per share earnings.

14.1(1)	Code of Ethics for the Principal Executive Officer and Senior Financial Officers

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of KPMG LLP.

31.1(1)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2(1)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1(1)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith