Form 10-Q
period 2004-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2004-05-07
CIK 1025835

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 28, 2004:

Common Stock, $.01 par value—9,677,475 shares outstanding

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART I - Item 1

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	At March 31, 2004	At December 31, 2003
Assets
Cash and due from banks	$25,416,812	$26,271,251
Federal funds sold	41,749,690	—
Interest-bearing deposits	843,084	216,926
Investments in debt and equity securities:
Available for sale, at estimated fair value	51,403,597	83,938,696
Held to maturity, at amortized cost (estimated fair value of $9,513 at March 31, 2004 and $9,923 at December 31, 2003)	9,398	9,848

Total investments in debt and equity securities	51,412,995	83,948,544

Loans held for sale	2,645,142	2,848,214
Loans, less unearned loan fees	830,948,305	783,877,820
Less allowance for loan losses	10,686,073	10,590,001

Loans, net	820,262,232	773,287,819

Other real estate owned	653,236	—
Fixed assets, net	7,221,961	7,317,664
Accrued interest receivable	2,819,959	3,278,904
Goodwill	1,937,537	1,937,537
Prepaid expenses and other assets	8,631,708	8,619,345

Total assets	$963,594,356	$907,726,204

Liabilities and Shareholders’ Equity
Deposits:
Demand	$171,176,399	$164,952,091
Interest-bearing transaction accounts	58,178,972	58,925,540
Money market accounts	388,757,440	371,582,696
Savings	4,259,875	4,123,387
Certificates of deposit:
$100,000 and over	197,171,178	154,142,327
Other	41,097,230	42,674,146

Total deposits	860,641,094	796,400,187
Subordinated debentures	15,464,208	15,464,208
Federal Home Loan Bank advances	14,468,106	14,500,056
Other borrowings	987,160	9,647,094
Accrued interest payable	1,020,650	1,150,539
Accounts payable and accrued expenses	3,857,045	5,176,416

Total liabilities	896,438,263	842,338,500

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 9,676,675 shares at March 31, 2004 and 9,618,482 shares at December 31, 2003	96,767	96,185
Additional paid-in capital	40,233,449	39,841,177
Retained earnings	26,116,841	24,832,021
Accumulated other comprehensive income	709,036	618,321

Total shareholders’ equity	67,156,093	65,387,704

Total liabilities and shareholders’ equity	$963,594,356	$907,726,204

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$10,456,959	$10,369,004
Interest on debt and equity securities:
Taxable	409,164	467,361
Nontaxable	10,168	187
Interest on federal funds sold	47,825	37,992
Interest on interest-bearing deposits	355	57
Dividends on equity securities	20,144	24,401

Total interest income	10,944,615	10,899,002

Interest expense:
Interest-bearing transaction accounts	38,973	52,377
Money market accounts	859,111	926,903
Savings	2,917	14,395
Certificates of deposit:
$100,000 and over	861,138	668,247
Other	264,480	563,315
Subordinated debentures	316,616	318,309
Federal Home Loan Bank borrowings	185,154	290,306
Other borrowings	25,821	10,651

Total interest expense	2,554,210	2,844,503

Net interest income	8,390,405	8,054,499
Provision for loan losses	597,000	999,364

Net interest income after provision for loan losses	7,793,405	7,055,135

Noninterest income:
Service charges on deposit accounts	456,862	486,627
Trust income	846,816	589,925
Other service charges and fee income	106,980	96,512
Gain on sale of mortgage loans	68,102	250,629
Gain on sale of securities	1,143	77,884

Total noninterest income	1,479,903	1,501,577

Noninterest expense:
Compensation	3,852,396	3,527,246
Payroll taxes and employee benefits	836,901	672,499
Occupancy	495,519	476,038
Furniture and equipment	182,340	221,432
Data processing	185,203	242,390
Other	1,319,431	1,616,324

Total noninterest expense	6,871,790	6,755,929

Income before income tax expense	2,401,518	1,800,783
Income tax expense	874,932	665,685

Net income	$1,526,586	$1,135,098

Per share amounts:
Basic earnings per share	$0.16	$0.12

Basic weighted average common shares outstanding	9,640,145	9,520,631

Diluted earnings per share	$0.15	$0.12

Diluted weighted average common shares outstanding	9,942,143	9,825,620

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
	2004	2003
Net income	$1,526,586	$1,135,098
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities arising during the period, net of tax	60,449	(55,823)
Less reclassification adjustment for realized gain included in net income, net of tax	(754)	(51,903)
Unrealized gain on cash flow type derivative instruments arising during the period, net of tax	31,020	40,920

Total other comprehensive income (loss)	90,715	(66,806)

Total comprehensive income	$1,617,301	$1,068,292

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,526,586	$1,135,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,242	609,644
Provision for loan losses	597,000	999,364
Net amortization (accretion) of debt and equity securities	67,259	(4,330)
Gain on sale of available for sale investment securities	(1,143)	(77,884)
Mortgage loans originated	(13,194,425)	(27,424,422)
Proceeds from mortgage loans sold	13,465,599	30,798,603
Gain on sale of mortgage loans	(68,102)	(250,629)
Noncash compensation expense attributed to stock option grants	50,363	85,805
Decrease (increase) in accrued interest receivable	458,945	(197,478)
(Decrease) increase in accrued interest payable	(129,889)	3,988
(Decrease) increase in accrued salaries payable	(1,755,865)	493,348
Other, net	417,975	430,768

Net cash provided by operating activities	1,685,545	6,601,875

Cash flows from investing activities:
Purchases of available for sale debt and equity securities	(10,601,325)	(26,669,635)
Proceeds from sale of available for sale debt securities	37,752,862	11,116,940
Proceeds from redemption of equity securities	619,600	—
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	4,797,516	12,391,634
Net increase in loans	(48,258,224)	(33,193,811)
Recoveries of loans previously charged off	33,575	69,998
Net decrease in assets held for sale	—	7,768,658
Net decrease in liabilities held for sale	—	(1,191,257)
Purchases of fixed assets	(157,888)	(79,417)

Net cash used in investing activities	(15,813,884)	(29,786,890)

Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	6,224,308	9,867,754
Net increase in interest bearing deposit accounts	58,016,599	13,934,254
Maturities and paydowns of Federal Home Loan Bank advances	(15,031,950)	(20,030,436)
Proceeds from borrowings of Federal Home Loan Bank advances	15,000,000	20,000,000
Decrease in federal funds purchased	(8,380,532)	—
Proceeds from notes payable	—	100,000
Decrease in other borrowings	(279,402)	—
Cash dividends paid	(241,766)	(190,652)
Proceeds from the exercise of common stock options	342,491	380,142

Net cash provided by financing activities	55,649,748	24,061,062

Net increase in cash and cash equivalents	41,521,409	876,047
Cash and cash equivalents, beginning of period	26,488,177	72,485,483

Cash and cash equivalents, end of period	$68,009,586	$73,361,530

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,684,099	$2,830,800
Income taxes	—	3,616

Noncash transactions:
Transfer to to other real estate owned in settlement of loans	653,236	344,985

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the “Company”) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the consolidated financial statements for the year ended December 31, 2003 have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

(2) Earnings Per Share

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. The components of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,
	2004	2003
Basic
Net income attributable to common shareholders’ equity	$1,526,586	$1,135,098

Weighted average common shares outstanding	9,640,145	9,520,631

Basic earnings per share	$0.16	$0.12

Diluted
Net income attributable to common shareholders’ equity	$1,526,586	$1,135,098

Weighted average common shares outstanding	9,640,145	9,520,631
Effect of dilutive stock options	301,998	304,989

Diluted weighted average common shares outstanding	9,942,143	9,825,620

Diluted earnings per share	$0.15	$0.12

(3) Segment Disclosure

Management segregates the Company into three distinct businesses for evaluation purposes. The three segments are Banking, Wealth Management and Corporate. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The majority of the Company’s assets and income result from the Banking segment. The Bank consists of three banking branches and an operations center in the St. Louis County area and two banking branches in the Kansas City region. The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

Wealth Management provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession issues.

The Corporate, Intercompany, and Reclassifications segment includes the holding company, merchant banking investments, and subordinated debentures. The Company incurs general corporate expenses and owns Enterprise Bank & Trust.

The following are the financial results and balance sheet information for the Company’s operating segments as of March 31, 2004 and December 31, 2003, and for the three month periods ended March 31, 2004 and 2003 (unaudited):

	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total
Balance Sheet Information: March 31, 2004
Loans, less unearned loan fees	$830,948,305	$—	$—	$830,948,305
Goodwill	1,937,537	—	—	1,937,537
Deposits	860,736,431	—	(95,337)	860,641,094
Borrowings	15,455,266	—	15,464,208	30,919,474
Total assets	$961,265,994	$—	$2,328,362	$963,594,356

December 31, 2003
Loans, less unearned loan fees	$783,877,820	$—	$—	$783,877,820
Goodwill	1,937,537	—	—	1,937,537
Deposits	797,721,766	—	(1,321,579)	796,400,187
Borrowings	24,147,150	—	15,464,208	39,611,358
Total assets	$905,434,357	$—	$2,291,847	$907,726,204

	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total
Income statement information: March 31, 2004
Net interest income	$8,678,178	$19,122	$(306,895)	$8,390,405
Provision for loan losses	597,000	—	—	597,000
Other noninterest income	615,225	846,816	17,862	1,479,903
Other noninterest expense	5,412,006	873,201	586,583	6,871,790

Income (loss) before income tax expense	3,284,397	(7,263)	(875,616)	2,401,518
Income tax expense (benefit)	1,197,178	(2,687)	(319,559)	874,932

Net income (loss)	$2,087,219	$(4,576)	$(556,057)	$1,526,586

March 31, 2003
Net interest income	$8,342,628	$19,530	$(288,129)	$8,054,499
Provision for loan losses	999,364	—	—	999,364
Other noninterest income	916,245	589,925	(4,593)	1,501,577
Other noninterest expense	5,260,090	769,463	726,376	6,755,929

Income (loss) before income tax expense	2,999,419	(160,008)	(1,019,098)	1,800,783
Income tax expense (benefit)	1,107,543	(59,203)	(382,655)	665,685

Net income (loss)	$1,891,876	$(100,805)	$(636,443)	$1,135,098

(4) Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Bank to interest rate risk.

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

Cash Flow Hedges – The Bank enters into interest rate swap agreements to convert floating-rate loan assets to fixed rates. The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest. Under the swap agreements the Bank is to pay or receive interest quarterly. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related asset. The net cash flows related to cash flow hedges increased interest income on loans by $321,000 and $396,000 during the three months ended March 31, 2004 and 2003, respectively.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. At March 31, 2004 and December 31, 2003, $575,000 and $544,000, respectively, in deferred gains, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. All cash flow hedges were effective; therefore, no gain or loss was recorded in earnings.

The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is approximately 2 years.

Fair Value Hedges - The Bank enters into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate. The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income or expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $177,000 and $98,000 during the three months ended March 31, 2004 and 2003, respectively.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs). All changes in fair value are measured on a quarterly basis.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of March 31, 2004 were as follows:

Hedge	Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
Cash Flow	1/29/2005	$20,000,000	4.00%	6.97%	$483,567
Fair Value	5/10/2004	20,000,000	1.31	3.55	48,426
Cash Flow	3/21/2006	30,000,000	4.00	5.34	387,730
Fair Value	4/17/2006	10,000,000	1.23	2.45	91,904
Fair Value	2/25/2005	10,000,000	1.18	1.70	12,387
Fair Value	2/17/2006	10,000,000	1.10	2.30	47,225
Fair Value	2/26/2007	10,000,000	1.12	2.90	88,690

(5) New Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. The Company has two statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. The Company implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our two statutory and business trusts. The implementation of this Interpretation had no material effect on the Company’s consolidated financial position or results of operations.

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

In January 2004, the Derivatives Implementation Group of the Financial Accounting Standards Board issued preliminary guidance on Statement 133 Implementation Issue No. G25 (DIG Issue G25). DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. DIG Issue G25 indicates that an entity is unable to hedge variability in interest receipts as the prime-rate is not considered a benchmark interest rate. In addition, an entity is unable to hedge overall changes in cash flows as credit risk is not considered in the interest rate swap hedging instrument. The effective date of DIG Issue G25 is the first day of the first fiscal quarter beginning after the cleared guidance is posted and should be applied to all hedging relationships as of the effective date. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date. Any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133. The Company has pre-existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25. Pending the outcome of DIG Issue G25, the Company may be required to de-designate these specific hedging relationships and accrete the gain into income over the remaining lives of the respective hedging relationships. The public comment period on DIG Issue G25 ended on March 25, 2004, and the FASB is currently evaluating the public comment letters received in conjunction with this issue. Consequently, the Company is currently awaiting guidance from the FASB on DIG Issue G25 and is presently unable to determine its overall impact on the consolidated financial statements or results of operations.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, or SAB 105, which addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 is effective for all mortgage loan commitments that are accounted for as derivative instruments that are entered into after March 31, 2004. The Company has evaluated the requirements of SAB 105 and does not believe its implementation will have a material impact on the consolidated financial statements or results of operations.

(6) Sale of Southeast Kansas Branches

On December 30, 2002, the Company signed an Asset Purchase Agreement to sell its Humboldt, Chanute and Iola, Kansas branches (“Southeast Kansas branches”) to Emprise Financial Corporation based in Wichita, Kansas. Assets of $28.6 million and deposits of $48.9 million associated with these branches are shown as “held for sale” on the Company’s balance sheet at March 31, 2003. The sale was subject to the satisfaction of customary conditions, including regulatory approvals, and closed on April 4, 2003. The Southeast Kansas branches are included in the Banking segment for 2003.

(7) Stock Option Plans

The Company applies the intrinsic-value-based method of accounting proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2004	2003
Net income, as reported	$1,526,586	$1,135,098
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(345,977)	(221,463)

Pro forma net income	$1,180,609	$913,635

Earnings per share:
Basic:
As reported	$0.16	$0.12
Pro forma	0.12	0.10

Diluted:
As reported	$0.15	$0.12
Pro forma	0.12	0.09

(8) Disclosures about Financial Instruments

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

The Bank’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2004 and December 31, 2003, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004	December 31, 2003
Commitments to extend credit	$260,162,238	$265,962,785
Standby letters of credit	11,266,069	10,933,894

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 5 years at March 31, 2004.

Item 2: Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates, critical accounting policies and competition from banks and other financial institutions, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003 and the year ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Condition

Total assets at March 31, 2004 were $964 million, an increase of $56 million, or 6%, over total assets of $908 million at December 31, 2003. Loans and leases, net of unearned loan fees, were $831 million, an increase of $47 million, or 6%, over total loans and leases of $784 million at December 31, 2003. The increase in loans is attributed to the success of the efforts of the Company’s relationship officers. Federal funds sold, interest-bearing deposits and investment securities were $94 million at March 31, 2004 and $84 million at December 31, 2003.

Total deposits at March 31, 2004 were $861 million, an increase of $65 million, or 8%, over total deposits of $796 million at December 31, 2003. Certificates of deposits were $238 million, an increase of $41 million, or 21%, over certificates of deposits at December 31, 2003. The Bank executed $34 million of brokered certificates of deposit in the first quarter of 2004.

Total shareholders’ equity at March 31, 2004 was $67 million, an increase of $2 million, or 3%, over total shareholders’ equity of $65 million at December 31, 2003. The increase in equity is due to net income of $1.5 million for the three months ended March 31, 2004, the exercise of incentive stock options by employees, less dividends paid to shareholders, and an increase in accumulated other comprehensive income.

Results of Operations

Net income was $1.5 million for the three month period ended March 31, 2004, an increase of 35% compared to net income of $1.1 million for the same period in 2003. The increase in net income for the three months ended March 31, 2004 is attributable to an increase in net interest income and a decrease in provision for loan losses partially offset by a reduction in noninterest income and an increase in noninterest expense. Basic earnings per share for the three month period ended March 31, 2004 and 2003 were $0.16 and $0.12, respectively. Fully diluted earnings per share for the three month periods ended March 31, 2004 and 2003 were $0.15 and $0.12, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $8.5 million, or 3.88%, of average interest-earning assets, for the three months ended March 31, 2004, compared to $8.2 million, or 4.08%, of average interest-earning assets, for the same period in 2003. The $357,000 increase in net interest income for the three months ended March 31, 2004 as compared to the same period in 2003 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities.

Average interest-earning assets for the three months ended March 31, 2004 were $882 million, a $72 million, or 9% increase over $810 million, during the same period in 2003. The increase in average interest-earning assets is attributable to successful business development efforts of the Company’s relationship officers.

The yield on average interest-earning assets decreased to 5.05% for the three month period ended March 31, 2004 compared to 5.51% for the three month period ended March 31, 2004. The decrease in asset yield was primarily due to a 25 basis point decrease in the prime rate in June of 2003 and a general decrease in the average yield on new fixed rate loans and investment securities.

Average interest-bearing liabilities increased to $686 million for the three months ended March 31, 2004 from $648 million for the same period in 2003. The cost of interest-bearing liabilities decreased to 1.50% for the three months ended March 31, 2004 compared to 1.78% for the same period in 2003. This decrease is attributed mainly to declines in market interest rates for all sources of funding and continued repricing on maturing certificates of deposit at lower rates. Average demand deposits increased $18 million, or 13%, to $163 million for the three months ended March 31, 2004 from $145 million for the same period in 2003. The increase in demand deposit accounts, money market accounts and savings accounts is attributed to the Company’s relationship officers and new marketing and advertising programs implemented at the beginning of the year.

Average certificates of deposits increased to $213 million at March 31, 2004 from $181 million for the quarter ended March 31, 2003. This increase is due to the issuance of brokered certificates of deposit and a special CD retention marketing program. Growth in our customer certificates of deposit has been difficult given the product’s relative unattractiveness compared to money market and other more liquid products in the current interest rate environment. Borrowed funds consist primarily of advances from the Federal Home Loan Bank and decreased from the prior year due to maturities.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three month periods ended March 31, 2004 and 2003,

	Three months ended March 31,
	2004				2003
(Dollars in Thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$786,372	85.43%	$10,241	5.24%	$714,758	83.24%	$10,184	5.78%
Tax-exempt loans(2)	17,157	1.86	327	7.67	13,637	1.59	280	8.33

Total loans	803,529	87.29	10,568	5.29	728,395	84.83	10,464	5.83
Taxable investments in debt and equity securities	54,632	5.94	429	3.16	66,101	7.70	492	3.02
Non-taxable investments in debt and equity securities(2)	1,653	0.18	15	3.65	27	0.00	0	0.00
Short-term investments	21,715	2.36	49	0.89	15,004	1.75	38	1.03

Total securities and short-term investments	78,000	8.47	493	2.54	81,132	9.45	530	2.65

Total interest-earning assets	881,529	95.77	11,061	5.05	809,527	94.28	10,994	5.51
Non-interest-earning assets:
Cash and due from banks	28,088	3.05			32,907	3.83
Other assets	21,690	2.36			25,354	2.95
Allowance for loan losses	(10,823)	(1.18)			(9,122)	(1.06)

Total assets	$920,484	100.00%			$858,666	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$55,605	6.04%	$39	0.28%	$63,857	7.44%	$52	0.33%
Money market accounts	373,198	40.54	859	0.93	344,295	40.10	927	1.09
Savings	4,235	0.46	3	0.28	8,839	1.03	14	0.64
Certificates of deposit	212,828	23.12	1,126	2.13	180,867	21.06	1,232	2.76

Total interest-bearing deposits	645,866	70.16	2,027	1.26	597,858	69.63	2,225	1.51
Subordinated debentures	15,464	1.68	316	8.22	15,464	1.80	318	8.34
Borrowed funds	24,250	2.63	211	3.50	34,301	3.99	301	3.56

Total interest-bearing liabilities	685,580	74.47	2,554	1.50	647,623	75.42	2,844	1.78
Noninterest-bearing liabilities:
Demand deposits	163,103	17.72			144,803	16.87
Other liabilities	5,719	0.63			5,277	0.61

Total liabilities	854,402	92.82			797,703	92.90
Shareholders’ equity	66,082	7.18			60,963	7.10

Total liabilities & shareholders’ equity	$920,484	100.00%			$858,666	100.00%

Net interest income			$8,507				$8,150

Net interest spread				3.55%				3.73%
Net interest rate margin(3)				3.88%				4.08%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $308,000 and $380,000 for 2004 and 2003, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%. The approximate tax-equivalent adjustments were $117,000 and $95,000 for the quarters ended March 31, 2004 and 2003, respectively.
(3)	Net interest income divided by average total interest earning assets.

During the three months ended March 31, 2004, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1,023,000. Interest income decreased $956,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of money market accounts and certificates of deposit contributed to an increase in interest expense of $183,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $473,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended March 31, 2004 as compared to the same period in 2003 was an increase in interest income of $67,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $290,000.

The following table sets forth on a tax equivalent basis, for the three months ended March 31, 2004 compared to the same period ended March 31, 2003, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

	2004 Compared to 2003 Increase (decrease) due to
	Volume(1)	Rate(2)	Net
	(Dollars in Thousands)
Interest earned on:
Loans	$1,023	$(966)	$57
Nontaxable loans (3)	70	(23)	47
Taxable investments in debt and equity securities	(86)	23	(63)
Nontaxable investments in debt and equity securities (3)	—	15	15
Short-term investments	16	(5)	11

Total interest-earning assets	$1,023	$(956)	$67

Interest paid on:
Interest-bearing transaction accounts	$(6)	$(7)	$(13)
Money market accounts	77	(145)	(68)
Savings	(5)	(6)	(11)
Certificates of deposit	202	(308)	(106)
Subordinated debentures	—	(2)	(2)
Borrowed funds	(85)	(5)	(90)

Total interest-bearing liabilities	183	(473)	(290)

Net interest income (loss)	$840	$(483)	$357

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $597,000 and $999,000 for the three month periods ended March 31, 2004 and 2003, respectively. The decrease in the provision for loan losses during the first three months of 2004 as compared to the same period in 2003 was a result of the process described below (which factored in the decline in non-performing loans among other factors). The Company had net charge offs of $501,000 for the three months ended March 31, 2004 compared to net charge offs of $424,000 during the same period ended March 31, 2003. In March 2004, the Company had a $447,000 partial charge off related to one problem loan. In March 2003, the Company had a partial charge off of $494,000 related to a different problem loan relationship. At March 31, 2004 two relationships comprised $1.1 million or 77% of the non-performing loans while two different relationships comprised $3.2 million or 71% of the non-performing loans at March 31, 2003.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

	Three months ended March 31,
	2004	2003
	(Dollars in Thousands)
Allowance at beginning of period	$10,590	$8,600
Loans charged off:
Commercial and industrial	—	494
Real estate:
Commercial	427	—
Construction	—	—
Residential	100	—
Consumer and other	8	—

Total loans charged off	535	494

Recoveries of loans previously charged off:
Commercial and industrial	9	3
Real estate:
Commercial	—	—
Construction	—	—
Residential	16	18
Consumer and other	9	49

Total recoveries of loans previously charged off:	34	70

Net loans charged off	501	424

Provisions charged to operations	597	999

Allowance at end of period	$10,686	$9,175

Average loans	$803,529	$728,395
Total loans	830,948	712,154
Non-performing loans	1,480	5,013

Net charge-offs to average loans (annualized)	0.25%	0.24%
Allowance for loan losses to loans	1.29	1.29
Allowance for loan losses to non-performing loans	722	183

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

The first element reflects the Company’s estimate of probable losses based upon a systematic review of specific loans. These estimates are based upon discounted collateral exposure, but other objective factors such as payment history and financial condition of the borrower may be used as well.

The second element reflects the application of the Company’s loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is consistent with our historical losses, adjusted for environmental factors. The lower the rating assigned to a loan, the greater the allocation percentage that is applied.

The third element relates to specific industry risk due to the current economic, environmental, or regulatory conditions of that industry. In addition to risk rating every loan in our portfolio, the Company assigns a Standard Industry Code (SIC) to each loan so that outstanding credit exposure to different industries can be effectively monitored. For those industries that appear to be stressed based on review of credit spreads and available data in publications, the Company assigns some additional loss exposure to the balances that we have in the applicable SIC.

The fourth element is based on factors that cannot necessarily be associated with a specific credit or loan category and represents management’s attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. The Company considers a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations, and changes in the size, mix and general terms of the loan portfolio. A specific subjective factor that has become more apparent in the past year is competitive pressures in the Company’s local markets. The pressures to maintain and grow the loan portfolio in a slow growth economic environment has to some degree affected the credit structure and pricing on a portion of the Company’s loans.

Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in the Company’s consolidated statements of operations.

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

The Company believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While the Company uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

The Bank had no loans 90 days past due still accruing interest at March 31, 2004 or March 31, 2003. The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	March 31, 2004	March 31, 2003
	(Dollars in Thousands)
Non-accrual loans	$1,480	$4,503
Restructured loans	—	510

Total non-performing loans	1,480	5,013
Foreclosed real estate	653	450

Total non-performing assets	$2,133	$5,463

Total assets	$963,594	$902,297
Total loans	830,948	712,154
Total loans plus foreclosed property	831,601	712,604

Non-performing loans to loans	0.18%	0.70%
Non-performing assets to loans plus foreclosed property	0.26	0.77
Non-performing assets to total assets	0.22	0.61

The decrease in nonperforming loans for 2004 was the result of successful efforts by the Company to encourage customers to either refinance the credit at another financial institution or liquidate collateral and reduce our exposure. In some other cases, the nonperforming loans were charged off and recovery efforts begun. Approximately 44% of the nonperforming loans at March 31, 2004 relate to a motel property and the remainder consists of six different borrowers.

Noninterest Income

Noninterest income was $1,479,903 for the three months ended March 31, 2004, compared to $1,501,577 for the same period in 2003. Trust income was $846,816 for the three months ended March 31, 2004, compared to $589,925 for the same period in 2003. This increase was the result of both increased assets under administration and a more favorable mix of managed versus custodial assets. Assets under administration in Enterprise Trust were $1.17 billion at March 31, 2004 versus $986 million at March 31, 2003. Gains on the sale of mortgage loans were $68,102 for the three months ended March 31, 2004, compared to $250,629 for the same period in 2003. The decrease in mortgage gains in 2004 was due to strong demand for refinancing and purchase activities in the first three months of 2003. Gains on the sale of securities were $1,143 and $77,884 for the three months ended March 31, 2004 and 2003, respectively.

Noninterest Expense

Total noninterest expense was $6,871,790 for the three months ended March 31, 2004, representing a $115,861, or 2% increase over the same period in 2003. This increase was primarily comprised of a $489,552 increase in employee compensation and benefits and a $296,454 decrease in other expenses.

The $489,552, or 12% increase in employee compensation and benefits was related to several factors. The 2003 performance incentive bonuses were paid in the first quarter of 2004 (versus the fourth quarter in prior years) resulting in employer taxes increasing $138,507 in the first three months of 2004 compared to the same period in 2003. Incentive compensation expense increased $63,078 over the same period based upon the composition of those eligible to participant in the plan. The remaining increase was attributable to annual merit increases for personnel, higher trust commissions and higher compensation associated with new middle and senior management hired in 2003 and 2004.

The $296,454 decrease in other expenses was primarily the result of lower non-compete, legal and professional and director expenses being partially offset by an increase in marketing expense. The Company recognized $160,000 in expense related to a noncompete agreement with a former key employee during the first quarter of 2003. This compares to $45,000 in noncompete expense in 2004. Legal and professional expenses decreased $72,752 for the first three months of 2004 compared to the same period in 2003. This decrease is attributed to the Company having less non-performing loans and lower legal expenses in 2004. Director expenses decreased $134,651 for the first three months of 2004 compared to the same period in 2003. $92,116 of this decrease was related to director stock appreciation rights which are marked to market on a quarterly basis based upon the Company’s stock price. Marketing expense increased $116,603 for the first three months of 2004 compared to the same period in 2003. This increase related to a targeted marketing campaign which began in the first quarter of 2004.

Income Taxes

The provision for income taxes was $874,932 for the three months ended March 31, 2004 compared to $665,685 for the three months ended March 31, 2003. The effective tax rates for the three month periods were 36.4% and 37.0%, respectively.

Liquidity

The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the Federal Reserve and the Federal Home Loan Bank, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks.

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

Investment securities are an important part of the Company’s liquidity objective. As of March 31, 2004, nearly all of the investment portfolio was available for sale. Of the $51.4 million available for sale investment portfolio, $12.6 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility. At March 31, 2004, the Bank had over $123.6 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $35.4 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank also has access to over $70.0 million in overnight federal funds purchased lines from various banking institutions. Finally, since the Bank is a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $260.2 million in unused loan commitments as of March 31, 2004. While this commitment level would be very difficult to fund given the Company’s current liquidity resources, the Company believes that the nature of these commitments are such that the likelihood of such a funding demand is very low.

Capital Adequacy

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The Company believes, as of March 31, 2004 and December 31, 2003, that the Company and Bank meet all Capital Adequacy requirements to which they are subject.

As of March 31, 2004 and December 31, 2003, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$90,352,554	10.61%	$68,149,509	8.00%	$—%
Enterprise Bank & Trust	86,462,194	10.18	67,950,512	8.00	84,938,140	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	79,703,728	9.36	34,074,754	4.00	—
Enterprise Bank & Trust	75,843,697	8.93	33,975,256	4.00	50,962,884	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	79,703,728	8.68	27,545,138	3.00	—
Enterprise Bank & Trust	75,843,697	8.28	27,475,484	3.00	45,792,473	5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	87,969,991	11.02	63,881,112	8.00	—	—
Enterprise Bank & Trust	83,669,404	10.52	63,650,480	8.00	79,563,100	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	77,981,054	9.77	31,940,556	4.00	—	—
Enterprise Bank & Trust	73,716,054	9.27	31,825,240	4.00	47,737,860	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	77,981,054	8.67	26,974,358	3.00	—	—
Enterprise Bank & Trust	73,716,054	8.22	26,902,290	3.00	44,837,150	5.00

Effects of Inflation

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

The following table presents the scheduled repricing of market risk sensitive instruments at March 31, 2004:

(Dollars in Thousands)

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
ASSETS
Investments in Debt and Equity securities	$11,289	$298	$1,513	$11,884	$1,243	$25,186	$51,413
Interest-bearing deposits	843	—	—	—	—	—	843
Federal funds sold	41,750	—	—	—	—	—	41,750
Loans (1)	643,445	78,676	48,634	20,560	24,303	15,330	830,948
Loans held for sale	2,645	—	—	—	—	—	2,645

Total	$699,972	$78,974	$50,147	$32,444	$25,546	$40,516	$927,599

LIABILITIES
Savings, Now, and Money Market deposits	$451,196	$—	$—	$—	$—	$—	$451,196
Certificates of Deposit (1)	153,442	47,794	33,271	2,059	1,702	—	238,268
Subordinated debentures	—	—	—	—	—	15,464	15,464
Notes payable and other borrowings	5,897	2,150	1,525	1,250	650	3,983	15,455

Total	$610,535	$49,944	$34,796	$3,309	$2,352	$19,447	$720,383

	Carrying Value	Average Interest Rate	Estimated Fair Value
ASSETS
Investments in Debt and Equity securities	$51,413	3.17%	$51,413
Interest-bearing deposits	843	0.63	843
Federal funds sold	41,750	0.90	41,750
Loans	830,948	5.29	841,820
Loans held for sale	2,645		2,645

Total	$927,599		$938,471

LIABILITIES
Savings, Now, Money Market deposits	$451,196	0.84%	$451,196
Certificates of Deposit	238,268	2.13	239,879
Subordinated debentures	15,464	8.22	15,593
Notes payable and other borrowings	15,455	3.50	15,695

Total	$720,383		$722,363

(1)	Adjusted for the impact of the interest rate swaps.

Item 4: Disclosure Control and Procedures

As of March 31, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6: Exhibits and Reports on Form 8-K

(a).	Exhibits.

Exhibit Number	Description
11.1	Statement regarding computation of per share earnings

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

(b).	Reports on Form 8-K.

The Company filed a report on Form 8-K on January 30, 2004 containing the text of a press release issued by the Company concerning the announcement of earnings for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 7, 2004.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner
Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer