Form 10-Q
period 2004-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2004-08-06
CIK 1025835

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    Yes☒    No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of July 28, 2004:

Common Stock, $.01 par value—9,719,025 shares outstanding

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART I - Item 1

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	At June 30, 2004	At December 31, 2003
Assets
Cash and due from banks	$31,789,638	$26,271,251
Federal funds sold	12,395,716	—
Interest-bearing deposits	89,513	216,926
Investments in debt and equity securities:
Available for sale, at estimated fair value	93,483,064	83,938,696
Held to maturity, at amortized cost (estimated fair value of $9,060 at June 30, 2004 and $9,923 at December 31, 2003)	8,951	9,848

Total investments in debt and equity securities	93,492,015	83,948,544

Loans held for sale	2,383,053	2,848,214
Loans, less unearned loan fees	866,814,218	783,877,820
Less allowance for loan losses	11,447,832	10,590,001

Loans, net	855,366,386	773,287,819

Other real estate owned	273,236	—
Fixed assets, net	7,066,786	7,317,664
Accrued interest receivable	3,878,489	3,278,904
Goodwill	1,937,537	1,937,537
Prepaid expenses and other assets	7,381,872	8,619,345

Total assets	$1,016,054,241	$907,726,204

Liabilities and Shareholders’ Equity
Deposits:
Demand	$182,678,594	$164,952,091
Interest-bearing transaction accounts	70,357,015	58,925,540
Money market accounts	385,593,673	371,582,696
Savings	4,290,489	4,123,387
Certificates of deposit:
$100,000 and over	186,721,906	154,142,327
Other	41,369,955	42,674,146

Total deposits	871,011,632	796,400,187
Subordinated debentures	20,619,208	15,464,208
Federal Home Loan Bank advances	51,432,308	14,500,056
Notes payable and other borrowings	296,300	9,647,094
Accrued interest payable	1,445,792	1,150,539
Accounts payable and accrued expenses	3,863,734	5,176,416

Total liabilities	948,668,974	842,338,500

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 9,684,025 shares at June 30, 2004 and 9,618,482 shares at December 31, 2003	96,840	96,185
Additional paid-in capital	40,318,303	39,841,177
Retained earnings	27,861,621	24,832,021
Accumulated other comprehensive (loss) income	(891,497)	618,321

Total shareholders’ equity	67,385,267	65,387,704

Total liabilities and shareholders' equity	$1,016,054,241	$907,726,204

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$11,058,356	$10,304,683	$21,515,312	$20,673,687
Interest on debt and equity securities:
Taxable	568,678	421,415	977,843	888,776
Nontaxable	10,283	4,366	20,451	4,553
Interest on federal funds sold	37,942	48,091	85,766	86,083
Interest on interest-bearing deposits	994	50	1,350	107
Dividends on equity securities	24,574	18,875	44,719	33,561

Total interest income	11,700,827	10,797,480	22,645,441	21,686,767

Interest expense:
Interest-bearing transaction accounts	57,770	48,906	96,744	101,283
Money market accounts	904,070	885,293	1,763,182	1,812,196
Savings	2,904	3,380	5,820	17,775
Certificates of deposit:
$100,000 and over	974,275	741,443	1,836,175	1,410,481
Other	255,322	376,573	519,041	939,097
Subordinated debentures	345,024	308,830	661,640	617,424
Federal Home Loan Bank borrowings	234,914	312,199	420,067	602,505
Other borrowings	3,800	18,188	29,621	28,839

Total interest expense	2,778,079	2,694,812	5,332,290	5,529,600

Net interest income	8,922,748	8,102,668	17,313,151	16,157,167
Provision for loan losses	740,000	1,093,962	1,337,000	2,093,326

Net interest income after provision for loan losses	8,182,748	7,008,706	15,976,151	14,063,841

Noninterest income:
Service charges on deposit accounts	539,968	406,192	996,830	892,819
Wealth Management income	1,047,771	669,902	1,904,010	1,259,825
Other service charges and fee income	88,106	90,656	185,222	187,168
Gain on sale of branches	—	2,937,976	—	2,937,976
Gain on sale of mortgage loans	141,873	278,502	209,975	529,131
Gain on sale of securities	—	—	1,143	77,884

Total noninterest income	1,817,718	4,383,228	3,297,180	5,884,803

Noninterest expense:
Compensation	3,932,910	3,778,026	7,785,306	7,305,272
Payroll taxes and employee benefits	651,910	588,595	1,488,808	1,261,094
Occupancy	522,064	498,879	1,017,584	974,917
Furniture and equipment	175,781	233,014	358,123	454,446
Data processing	192,344	269,843	377,547	512,233
Other	1,652,477	1,900,596	2,971,465	3,516,918

Total noninterest expense	7,127,486	7,268,953	13,998,833	14,024,880

Income before income tax expense	2,872,980	4,122,981	5,274,498	5,923,764
Income tax expense	886,099	1,524,609	1,761,031	2,190,294

Net income	$1,986,881	$2,598,372	$3,513,467	$3,733,470

Per share amounts:

Basic earnings per share	$0.21	$0.27	$0.36	$0.39

Basic weighted average common shares outstanding	9,680,006	9,560,529	9,660,075	9,541,552

Diluted earnings per share	$0.20	$0.26	$0.35	$0.38
Diluted weighted average common shares outstanding	9,987,261	9,892,558	9,977,520	9,855,507

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$1,986,881	$2,598,372	$3,513,467	$3,733,470
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities arising during the period, net of tax	(876,513)	129,647	(816,064)	73,824
Less reclassification adjustment for realized gain included in net income, net of tax	—	—	(754)	(51,903)
Unrealized (loss) gain on cash flow type derivative instruments arising during the period, net of tax	(724,020)	89,100	(693,000)	130,020

Total other comprehensive (loss) income	(1,600,533)	218,747	(1,509,818)	151,941

Total comprehensive income	$386,348	$2,817,119	$2,003,649	$3,885,411

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,513,467	$3,733,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500,038	695,498
Provision for loan losses	1,337,000	2,093,326
Net amortization of debt and equity securities	247,419	511,517
Gain on sale of securities	(1,143)	(77,884)
Mortgage loans originated	(36,478,774)	(61,338,117)
Proceeds from mortgage loans sold	37,153,910	63,770,767
Gain on sale of mortgage loans	(209,975)	(529,131)
Noncash compensation expense attributed to stock option grants	80,291	136,169
(Increase) decrease in accrued interest receivable	(599,585)	192,885
Increase (decrease) in accrued interest payable	295,253	(127,121)
(Decrease) increase in accrued salaries payable	(1,165,658)	493,348
Gain on sale of branches	—	(2,937,976)
Final settlement due in sale of branches	—	1,447,450
Other, net	832,240	272,578

Net cash provided by operating activities	5,504,483	8,336,779

Cash flows from investing activities:
Cash paid in sale of branches	—	(15,241,261)
Purchases of available for sale debt and equity securities	(67,509,354)	(32,732,760)
Proceeds from sale of available for sale debt securities	37,752,415	11,115,471
Proceeds from redemption of equity securities	620,000	300
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	18,097,035	30,303,217
Proceeds from maturities and principal paydowns on held to maturity debt securities	897	1,558
Net increase in loans	(83,744,146)	(49,448,499)
Recoveries of loans previously charged off	55,343	145,552
Purchases of fixed assets	(251,509)	(124,270)

Net cash used in investing activities	(94,979,319)	(55,980,692)

Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	17,726,503	5,218,562
Net increase in interest bearing deposit accounts	56,884,942	24,540,469
Proceeds from issuance of subordinated debentures	5,155,000	—
Maturities and paydowns of Federal Home Loan Bank advances	(18,067,748)	(130,356,242)
Proceeds from borrowings of Federal Home Loan Bank advances	55,000,000	130,000,000
Decrease in federal funds purchased	(8,380,532)	—
Proceeds from notes payable	100,000	100,000
Paydowns of notes payable	—	(100,000)
Decrease in other borrowings	(1,070,262)	—
Cash dividends paid	(483,867)	(381,943)
Proceeds from the exercise of common stock options	397,490	671,248

Net cash provided by financing activities	107,261,526	29,692,094

Net increase (decrease) in cash and cash equivalents	17,786,690	(17,951,819)
Cash and cash equivalents, beginning of period	26,488,177	72,485,483

Cash and cash equivalents, end of period	$44,274,867	$54,533,664

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,037,037	$5,656,721
Income taxes	949,500	1,566,062

Noncash transactions:
Transfer to to other real estate owned in settlement of loans	273,236	344,985
Write off of goodwill associated with sale of branches	—	150,000

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the “Company”) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Enterprise Financial Services Corp (the “Company”) is a financial holding company that provides a full range of banking services to individual and corporate customers located in the St. Louis and Kansas City Metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”). In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. The consolidated financial statements include all accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the consolidated financial statements for the year ended December 31, 2003 have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

(2) Earnings Per Share

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. The components of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic
Net income attributable to common shareholders’ equity	$1,986,881	$2,598,372	$3,513,467	$3,733,470

Weighted average common shares outstanding	9,680,006	9,560,529	9,660,075	9,541,552

Basic earnings per share	$0.21	$0.27	$0.36	$0.39

Diluted
Net income attributable to common shareholders’ equity	$1,986,881	$2,598,372	$3,513,467	$3,733,470

Weighted average common shares outstanding	9,680,006	9,560,529	9,660,075	9,541,552
Effect of dilutive stock options	307,255	332,029	317,445	313,955

Diluted weighted average common shares outstanding	9,987,261	9,892,558	9,977,520	9,855,507

Diluted earnings per share	$0.20	$0.26	$0.35	$0.38

(3) Subordinated Debentures

On May 11, 2004, EFSC Capital Trust II (“EFSC Trust”), a newly-formed Delaware business trust and subsidiary of the Company, issued 5,000 floating rate Trust Preferred Securities (“Preferred Securities”) at $1,000 per share to a Trust Preferred Securities Pool. The floating rate is equal to the three month LIBOR rate plus 2.65%, and reprices quarterly. The Preferred Securities are fully irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The proceeds of the Preferred Securities were invested in junior subordinated debentures of the Company. The net proceeds to the Company from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $4.97 million. Distributions on the Preferred Securities will be payable quarterly on March 17, June 17, September 17 and December 17 of each year that the Preferred Securities are outstanding, commencing September 17, 2004. The Preferred Securities are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.

A portion of the proceeds from the offering were used to invest $3 million in the form of additional capital in the Bank with the remaining funds available for operating expenses at the holding company level.

(4) Segment Disclosure

Management segregates the Company into three distinct businesses for evaluation purposes. The three segments are Banking, Wealth Management and Corporate and Intercompany. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The majority of the Company’s assets and income result from the Banking segment. The Bank consists of three banking branches and an operations center in the St. Louis region and two banking branches in the Kansas City region. The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, real estate construction and development, commercial and residential real estate, consumer and installment loans. Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

Wealth Management provides fee-based personal and corporate financial consulting and trust services. Personal financial consulting includes estate planning, investment management, and retirement planning. Corporate consulting services are focused in the areas of retirement plans, management compensation, strategic planning and management succession issues. The Wealth Management segment also provides life, annuity, disability income, and long-term care products and mutual funds.

The Corporate and Intercompany segment includes the holding company and subordinated debentures. The Company incurs general corporate expenses and owns Enterprise Bank & Trust.

The following are the financial results and balance sheet information for the Company’s operating segments as of June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003 (unaudited):

Balance Sheet Information: June 30, 2004	Banking	Wealth Management	Corporate and Intercompany	Total
Loans, less unearned loan fees	$866,814,218	$—	$—	$866,814,218
Goodwill	1,937,537	—	—	1,937,537
Deposits	839,388,792	32,949,640	(1,326,800)	871,011,632
Borrowings	51,628,608	—	20,719,208	72,347,816
Total assets	$1,013,570,999	$—	$2,483,242	$1,016,054,241

December 31, 2003
Loans, less unearned loan fees	$783,877,820	$—	$—	$783,877,820
Goodwill	1,937,537	—	—	1,937,537
Deposits	761,306,595	36,415,171	(1,321,579)	796,400,187
Borrowings	24,147,150	—	15,464,208	39,611,358
Total assets	$905,434,357	$—	$2,291,847	$907,726,204

Income statement information: Three months ended June 30, 2004	Banking	Wealth Management	Corporate and Intercompany	Total
Net interest income	$9,238,143	$19,568	$(334,963)	$8,922,748
Provision for loan losses	740,000	—	—	740,000
Noninterest income	774,160	1,047,771	(4,213)	1,817,718
Noninterest expense	5,359,909	965,677	801,900	7,127,486

Income (loss) before income tax expense	3,912,394	101,662	(1,141,076)	2,872,980
Income tax expense (benefit)	1,262,897	37,615	(414,413)	886,099

Net income (loss)	$2,649,497	$64,047	$(726,663)	$1,986,881

Three months ended June 30, 2003
Net interest income	$8,384,465	$27,783	$(309,580)	$8,102,668
Provision for loan losses	1,093,962	—	—	1,093,962
Noninterest income	3,730,295	669,902	(16,969)	4,383,228
Noninterest expense	5,903,857	778,555	586,541	7,268,953

Income (loss) before income tax expense	5,116,941	(80,870)	(913,090)	4,122,981
Income tax expense (benefit)	1,891,321	(29,922)	(336,790)	1,524,609

Net income (loss)	$3,225,620	$(50,948)	$(576,300)	$2,598,372

Six months ended June 30, 2004
Net interest income	$17,916,321	$38,690	$(641,860)	$17,313,151
Provision for loan losses	1,337,000	—	—	1,337,000
Noninterest income	1,389,384	1,904,010	3,786	3,297,180
Noninterest expense	10,772,757	1,837,598	1,388,478	13,998,833

Income (loss) before income tax expense	7,195,948	105,102	(2,026,552)	5,274,498
Income tax expense (benefit)	2,456,115	38,888	(733,972)	1,761,031

Net income (loss)	$4,739,833	$66,214	$(1,292,580)	$3,513,467

Six months ended June 30, 2003
Net interest income	$16,727,091	$47,313	$(617,237)	$16,157,167
Provision for loan losses	2,093,326	—	—	2,093,326
Noninterest income	4,603,415	1,259,825	21,563	5,884,803
Noninterest expense	11,183,395	1,528,570	1,312,915	14,024,880

Income (loss) before income tax expense	8,053,785	(221,432)	(1,908,589)	5,923,764
Income tax expense (benefit)	2,991,669	(81,930)	(719,445)	2,190,294

Net income (loss)	$5,062,116	$(139,502)	$(1,189,144)	$3,733,470

(5) Derivative Instruments and Hedging Activities

The Company utilizes interest rate swap derivatives as one method to manage some of its interest rate risk from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Bank to interest rate risk.

The Bank accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to either other comprehensive income, current earnings, or both, as appropriate.

The decision to enter into an interest rate swap is made after considering the asset/liability position of the Bank, the desired asset/liability sensitivity and interest rate levels. Prior to entering into a hedge transaction, the Bank formally documents the relationship between hedging instruments and this hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The following is a summary of the Company’s accounting policies for derivative instruments and its activities under SFAS No. 149 and SFAS No. 133.

Cash Flow Hedges – The Bank enters into interest rate swap agreements to convert floating-rate loan assets to fixed rates. The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest. Under the swap agreements the Bank is to pay or receive interest quarterly. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related loan asset. The net cash flows related to cash flow hedges increased interest income on loans by $351,000 and $672,000 for the three and six months ended June 30, 2004, respectively. The net cash flows related to cash flow hedges increased interest income on loans by $426,000 and $822,000 for the three and six months ended June 30, 2003, respectively.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. At June 30, 2004 and December 31, 2003, ($149,000) and $544,000, respectively, in deferred (losses)/gains, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive (loss) income. All cash flow hedges were effective; therefore, no gain or loss was recorded in earnings.

The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is less than 2 years.

Fair Value Hedges - The Bank enters into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate. The swap agreements require the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $140,000 and $317,000 for the three and six months ended June 30, 2004, respectively. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $133,000 and $231,000 for the three and six months ended June 30, 2003, respectively.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs). All changes in fair value are measured on a quarterly basis.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of June 30, 2004 were as follows:

Hedge	Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
Cash Flow	1/29/2005	$20,000,000	4.25%	6.97%	$258,642
Cash Flow	3/21/2006	30,000,000	4.25	5.34	(202,696)
Cash Flow	4/29/2006	40,000,000	4.25	5.42	(281,954)
Fair Value	4/17/2006	10,000,000	1.72	2.45	(105,358)
Fair Value	2/25/2005	10,000,000	1.67	1.70	(63,050)
Fair Value	2/17/2006	10,000,000	1.59	2.30	(153,903)
Fair Value	2/26/2007	10,000,000	1.61	2.90	(225,300)

(6) New Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. The Company has three statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. The Company implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our two statutory and business trusts owned at that time The implementation of this Interpretation had no material effect on the Company’s consolidated financial position or results of operations.

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

In January 2004, the Derivatives Implementation Group of the FASB issued preliminary guidance on Statement 133 Implementation Issue No. G25 (DIG Issue G25). DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. DIG Issue G25 indicates that an entity is unable to hedge variability in interest receipts as the prime-rate is not considered a benchmark interest rate. In addition, an entity is unable to hedge overall changes in cash flows as credit risk is not considered in the interest rate swap hedging instrument. The effective date of DIG Issue G25 is the first day of the first fiscal quarter beginning after the cleared guidance is posted and should be applied to all hedging relationships as of the effective date. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date. Any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133. The Company has pre-existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25. Pending the outcome of DIG Issue G25, the Company may be required to de-designate these specific hedging relationships and amortize the loss into income over the remaining lives of the respective hedging relationships. The public comment period on DIG Issue G25 ended on March 25, 2004. The FASB met on May 5, 2004 to further discuss DIG Issue G25, including the public comment letters, and continued these discussion at a subsequent meeting held on May 12, 2004. While no final conclusions were reached at the May 12, 2004 meeting, the FASB has instructed its staff to redraft DIG Issue G25 to clarify its intent and to circulate the revision to DIG members for future comment. Consequently, we are currently awaiting additional guidance from the FASB on DIG Issue G25 and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, or SAB 105, which addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 is effective for all mortgage loan commitments that are accounted for as derivative instruments that are entered into after March 31, 2004. The implementation of SAB 105 had no material effect on the Company’s consolidated financial position or results of operations.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,986,881	$2,598,372	$3,513,467	$3,733,470
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(340,263)	(298,187)	(686,240)	(519,650)

Pro forma net income	$1,646,618	$2,300,185	$2,827,227	$3,213,820

Earnings per share:
Basic:
As reported	$0.21	$0.27	$0.36	$0.39
Pro forma	0.17	0.24	0.29	0.34

Diluted:
As reported	$0.20	$0.26	$0.35	$0.38
Pro forma	0.16	0.23	0.28	0.33

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

The Bank’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2004 and December 31, 2003, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
Commitments to extend credit	$266,744,490	$265,962,785
Standby letters of credit	10,058,542	10,933,894

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since certain of these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 3 years at June 30, 2004.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003 and the year ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Condition

Total assets at June 30, 2004 were $1.02 billion, an increase of $108 million, or 12%, over total assets of $908 million at December 31, 2003. Loans less unearned loan fees, were $867 million, an increase of $83 million, or 11%, over total loans of $784 million at December 31, 2003. The increase in loans is attributed to the success of the efforts of the Company’s relationship officers. Federal funds sold, interest-bearing deposits and investment securities were $106 million at June 30, 2004 and $84 million at December 31, 2003.

Total deposits at June 30, 2004 were $871 million, an increase of $75 million, or 9%, over total deposits of $796 million at December 31, 2003. Certificates of deposits were $228 million, an increase of $31 million, or 16%, over certificates of deposits at December 31, 2003. Consistent with the Bank’s overall funding strategy for 2004, the Bank executed $34 million of brokered certificates of deposit and had $20 million mature for a net of $14 million issued in the first six months of 2004. These wholesale or non-client deposits supplement the Bank’s deposit gathering activities with its client base.

Total shareholders’ equity at June 30, 2004 was $67 million, an increase of $2 million, or 3%, over total shareholders’ equity of $65 million at December 31, 2003. The increase in equity is due to net income of $3.5 million for the six months ended June 30, 2004 and the exercise of incentive stock options by employees, less dividends paid to shareholders, and a decrease in accumulated other comprehensive income.

Results of Operations

Net income was $2.0 million for the three month period ended June 30, 2004, a decrease of 24% compared to net income of $2.6 million for the same period in 2003. Net income was $3.5 million for the six month period ended June 30, 2004, a decrease of 6% compared to net income of $3.7 million for the same period in 2003. The decrease in net income for the three and six months ended June 30, 2004 is attributable to an increase in net interest income, a decrease in provision for loan losses, and a decrease in noninterest expense more than offset by a reduction in noninterest income. Included in noninterest income for the three and six month periods ended June 30, 2003 was a $2.9 million gain on the sale of branches. Basic earnings per share for the three month period ended June 30, 2004 and 2003 were $0.21 and $0.27, respectively. Fully diluted earnings per share for the three month periods ended June 30, 2004 and 2003 were $0.20 and $0.26, respectively. Basic earnings per share for the six month periods ended June 30, 2004 and 2003 were $0.36 and $0.39, respectively. Fully diluted earnings per share for the six month periods ended June 30, 2004 and 2003 were $0.35 and $0.38, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $9.0 million, or 3.81%, of average interest-earning assets, for the three months ended June 30, 2004, compared to $8.2 million, or 4.05%, of average interest-earning assets, for the same period in 2003. The $829,000 increase in net interest income for the three months ended June 30, 2004 as compared to the same period in 2003 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities.

Average interest-earning assets for the three months ended June 30, 2004 were $955 million, a $142 million, or 17% increase over $813 million, during the same period in 2003. The increase in average interest-earning assets is attributable to successful business development efforts of the Company’s relationship officers and additional investments in debt securities.

The yield on average interest-earning assets decreased to 4.98% for the three month period ended June 30, 2004 compared to 5.37% for the three month period ended June 30, 2003. The decrease in asset yield was primarily due to a 25 basis point decrease in the prime rate in June of 2003 and a general decrease in the average yield on new fixed rate loans and investment securities.

Average interest-bearing liabilities increased to $739 million for the three months ended June 30, 2004 from $640 million for the same period in 2003. The cost of interest-bearing liabilities decreased to 1.51% for the three months ended June 30, 2004 compared to 1.68% for the same period in 2003. This decrease is attributed mainly to declines in market interest rates for all sources of funding and continued repricing on maturing certificates of deposit at lower rates. Average demand deposits increased $38 million, or 26%, to $182 million for the three months ended June 30, 2004 from

$144 million for the same period in 2003. The increase in demand deposit accounts, money market accounts and savings accounts is attributed to the Company’s relationship officers and new product marketing programs implemented at the beginning of the year.

Average certificates of deposits increased to $230 million for the quarter ended June 30, 2004 from $179 million for the quarter ended June 30, 2003. This increase is due to a special CD retention marketing program and the issuance of brokered certificates of deposit. Growth in our customer certificates of deposit has been difficult given the product’s relative unattractiveness compared to money market and other more liquid products in the current interest rate environment. Borrowed funds consist primarily of advances from the Federal Home Loan Bank and decreased from the prior year due to maturities.

The Company issued $5 million in floating rate Trust Preferred Securities in May 2004 as a result of asset growth and the desired need for additional regulatory capital.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three month periods ended June 30, 2004 and 2003,

	Three months ended June 30,
	2004				2003
(Dollars in Thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$836,222	84.04%	$10,848	5.22%	$713,228	83.41%	$10,123	5.69%
Tax-exempt loans(2)	16,643	1.67	319	7.71	13,192	1.54	275	8.36

Total loans	852,865	85.71	11,167	5.27	726,420	84.95	10,398	5.74
Taxable investments in debt and equity securities	81,800	8.22	593	2.92	67,290	7.87	440	2.62
Non-taxable investments in debt and equity securities(2)	1,644	0.17	16	3.81	509	0.06	7	5.52
Short-term investments	18,601	1.87	39	0.84	18,732	2.20	48	1.03

Total securities and short-term investments	102,045	10.26	648	2.55	86,531	10.13	495	2.29

Total interest-earning assets	954,910	95.97	11,815	4.98	812,951	95.08	10,893	5.37
Non-interest-earning assets:
Cash and due from banks	29,607	2.97			29,095	3.40
Other assets	21,464	2.16			22,616	2.64
Allowance for loan losses	(10,977)	(1.10)			(9,552)	(1.12)

Total assets	$995,004	100.00%			$855,110	100.00%

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$66,868	6.72%	$58	0.35%	$54,099	6.33%	$49	0.36%
Money market accounts	380,917	38.28	904	0.95	347,255	40.61	885	1.02
Savings	4,192	0.42	3	0.28	4,080	0.48	3	0.29
Certificates of deposit	229,705	23.09	1,230	2.15	178,745	20.90	1,118	2.51

Total interest-bearing deposits	681,682	68.51	2,195	1.30	584,179	68.32	2,055	1.41
Subordinated debentures	18,353	1.84	345	7.56	15,464	1.81	309	8.01
Borrowed funds	39,006	3.92	238	2.46	40,839	4.78	321	3.15

Total interest-bearing liabilities	739,041	74.27	2,778	1.51	640,482	74.90	2,685	1.68
Noninterest-bearing liabilities:
Demand deposits	181,752	18.27			144,077	16.85
Other liabilities	6,028	0.61			8,398	0.98

Total liabilities	926,821	93.15			792,957	92.73
Shareholders' equity	68,183	6.85			62,153	7.27

Total liabilities & shareholders' equity	$995,004	100.00%			$855,110	100.00%

Net interest income			$9,037				$8,208

Net interest spread				3.47%				3.69%
Net interest rate margin(3)				3.81%				4.05%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $427,000 and $330,000 for the quarters ended June 30, 2004 and 2003, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%. The approximate tax-equivalent adjustments were $114,000 and $96,000 for the quarters ended June 30, 2004 and 2003, respectively.
(3)	Net interest income divided by average total interest earning assets.

Net interest income (on a tax equivalent basis) was $17.5 million, or 3.84%, of average interest-earning assets, for the six months ended June 30, 2004, compared to $16.4 million, or 4.07%, of average interest-earning assets, for the same period in 2003. The $1,180,000 increase in net interest income for the six months ended June 30, 2004 as compared to the same period in 2003 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities.

Average interest-earning assets for the six months ended June 30, 2004 were $918 million, a $107 million, or 13% increase over $811 million, during the same period in 2003. The increase in average interest-earning assets is attributable to continued calling efforts of the Company’s relationship officers and additional investments in debt securities.

The yield on average interest-earning assets decreased to 5.01% for the six month period ended June 30, 2004 compared to 5.44% for the six month period ended June 30, 2003. The decrease in asset yield was primarily due to a 25 basis point decrease in the prime rate in June of 2003 and a general decrease in the average yield on new fixed rate loans and investment securities.

Average interest-bearing liabilities increased to $712 million for the six months ended June 30, 2004 from $644 million for the same period in 2003. The cost of interest-bearing liabilities decreased to 1.51% for the six months ended June 30, 2004 compared to 1.73% for the same period in 2003. This decrease is attributed mainly to declines in market interest rates for all sources of funding. Average demand deposits increased $28 million, or 19%, to $172 million for the six months ended June 30, 2004 from $144 million for the same period in 2003. The increase in demand deposit accounts and money market accounts is attributed to the continued calling efforts of the Company’s relationship officers.

Average certificates of deposits increased to $221 million for the six months ended June 30, 2004 from $180 million for the same period ended June 30, 2003. This increase in certificate of deposit accounts is a result of a special CD retention marketing program and the issuance of brokered certificates of deposit.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the six month periods ended June 30, 2004 and 2003,

	Six months ended June 30,
	2004				2003
(Dollars in Thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans(1)	$811,297	84.72%	$21,089	5.23%	$713,989	83.38%	$20,308	5.74%
Tax-exempt loans(2)	16,900	1.76	646	7.69	13,414	1.57	555	8.34

Total loans	828,197	86.48	21,735	5.28	727,403	84.95	20,863	5.78
Taxable investments in debt and equity securities	68,216	7.12	1,022	3.01	66,699	7.79	922	2.79
Non-taxable investments in debt and equity securities(2)	1,649	0.17	31	3.78	269	0.03	7	5.25
Short-term investments	20,158	2.11	87	0.87	16,878	1.97	86	1.03

Total securities and short-term investments	90,023	9.40	1,140	2.55	83,846	9.79	1,015	2.44

Total interest-earning assets	918,220	95.88	22,875	5.01	811,249	94.74	21,878	5.44
Non-interest-earning assets:
Cash and due from banks	28,848	3.01			30,991	3.62
Other assets	21,491	2.24			23,383	2.73
Allowance for loan losses	(10,900)	(1.13)			(9,338)	(1.09)

Total assets	$957,659	100.00%			$856,285	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$61,236	6.39%	$97	0.32%	$58,951	6.88%	$101	0.35%
Money market accounts	376,972	39.36	1,763	0.94	345,783	40.38	1,812	1.06
Savings	4,214	0.44	6	0.28	6,447	0.75	18	0.56
Certificates of deposit	221,266	23.11	2,355	2.14	179,800	21.00	2,350	2.64

Total interest-bearing deposits	663,688	69.30	4,221	1.28	590,981	69.02	4,281	1.46
Subordinated debentures	16,909	1.77	662	7.87	15,464	1.81	617	8.05
Borrowed funds	31,629	3.30	450	2.86	37,588	4.39	618	3.32

Total interest-bearing liabilities	712,226	74.37	5,333	1.51	644,033	75.21	5,516	1.73
Noninterest-bearing liabilities:
Demand deposits	172,427	18.01			144,438	16.87
Other liabilities	5,873	0.61			6,253	0.73

Total liabilities	890,526	92.99			794,724	92.81
Shareholders’ equity	67,133	7.01			61,561	7.19

Total liabilities & shareholders’ equity	$957,659	100.00%			$856,285	100.00%

Net interest income			$17,542				$16,362

Net interest spread				3.50%				3.71%
Net interest rate margin(3)				3.84%				4.07%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $735,000 and $680,000 for the six month periods ended June 30, 2004 and 2003, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%. The approximate tax-equivalent adjustments were $229,000 and $189,000 for the six month periods ended June 30, 2004 and 2003, respectively.
(3)	Net interest income divided by average total interest earning assets.

During the three months ended June 30, 2004, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1.8 million. Interest income decreased $882,000 due to a decrease in rates on average interest-earning assets. Increases in the average volume of deposits contributed to an increase in interest expense of $418,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $325,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended June 30, 2004 as compared to the same period in 2003 was an increase in interest income of $922,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a increase in interest expense of $93,000.

During the six months ended June 30, 2004, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $2.9 million. Interest income decreased $1.9 million due to a decrease in rates on average interest-earning assets. Increases in the average volume of deposits offset by declines in borrowed funds resulted in an increase in interest expense of $616,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $799,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the six months ended June 30, 2004 as compared to the same period in 2003 was an increase in interest income of $997,000, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a decrease in interest expense of $183,000.

The following table sets forth on a tax equivalent basis, for the three and six months ended June 30, 2004 compared to the same period ended June 30, 2003, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

	2004 Compared to 2003
	3 month Increase (decrease) Due to			6 month Increase (decrease) Due to
	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
	(Dollars in Thousands)
Interest earned on:
Loans	$1,624	$(899)	$725	$2,660	$(1,879)	$781
Nontaxable loans (3)	67	(23)	44	137	(46)	91
Taxable investments in debt and equity securities	101	52	153	22	78	100
Nontaxable investments in debt and equity securities (3)	12	(3)	9	27	(3)	24
Short-term investments	—	(9)	(9)	15	(14)	1

Total interest-earning assets	$1,804	$(882)	$922	$2,861	$(1,864)	$997

Interest paid on:
Interest-bearing transaction accounts	$11	$(2)	$9	$4	$(8)	$(4)
Money market accounts	81	(62)	19	158	(207)	(49)
Savings	—	—	—	(5)	(7)	(12)
Certificates of deposit	286	(174)	112	491	(486)	5
Subordinated debentures	54	(18)	36	58	(13)	45
Borrowed funds	(14)	(69)	(83)	(90)	(78)	(168)

Total interest-bearing liabilities	418	(325)	93	616	(799)	(183)

Net interest income (loss)	$1,386	$(557)	$829	$2,245	$(1,065)	$1,180

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $740,000 and $1.3 million for the three and six month periods ended June 30, 2004, respectively, compared to $1.1 million and $2.1 million for the same periods in 2003. The decrease in the provision for loan losses during the first six months of 2004 as compared to the same period in 2003 is due to favorable delinquency trends, low non-performing loans as a percentage of total loans and strengthening local economies. The Company experienced $479,000 in net charge-offs for the six months ended June 30, 2004 compared to net charge-offs of $1.2 million during the same period ended June 30, 2003. Gross charge-offs in the first half of 2003 totaled $1,3 million. This amount was largely associated with one problem loan relationship consisting of several loans acquired by the Company as part of the acquisition of First Commercial Bank in 2000.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in Thousands)		(Dollars in Thousands)
Allowance at beginning of period	$10,686	$9,175	$10,590	$8,600
Loans charged off:
Commercial and industrial	—	805	—	1,299
Real estate:
Commercial	—	—	427	—
Construction	—	—	—	—
Residential	—	—	100	—
Consumer and other	—	1	7	1

Total loans charged off	—	806	534	1,300

Recoveries of loans previously charged off:
Commercial and industrial	—	—	9	3
Real estate:
Commercial	—	66	—	66
Construction	—	—	—	—
Residential	16	10	32	28
Consumer and other	6	—	14	49

Total recoveries of loans previously charged off:	22	76	55	146

Net loans charged off (recovered)	(22)	730	479	1,154

Provisions charged to operations	740	1,094	1,337	2,093

Allowance at end of period	$11,448	$9,539	$11,448	$9,539

Average loans	$852,865	$726,420	$828,197	$727,403
Total loans	866,814	735,733	866,814	735,733
Non-performing loans	2,401	2,808	2,401	2,808
Net charge-offs (recoveries) to average loans	(0.01)%	0.40%	0.12%	0.32%
Allowance for loan losses to loans	1.32	1.30	1.32	1.30
Allowance for loan losses to non-performing loans	476.80	339.71	476.80	339.71

The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is validated in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made.

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

Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected as “Provisions for loan losses” in the Company’s consolidated statements of operations.

The Company does not engage in foreign lending. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed in the loan portfolio composition table provided in the Company’s most recent Annual Report on Form 10-K. The Company does not have a material amount of interest-bearing assets, which would have been included in non-accrual, past due or restructured loans if such assets were loans.

The Company believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While the Company uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to increase the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations.

The Bank had no loans 90 days past due still accruing interest at June 30, 2004 or December 31, 2003. The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Non-accrual loans	$2,401	$1,548
Restructured loans	—	—

Total non-performing loans	2,401	1,548
Foreclosed real estate	273	—

Total non-performing assets	$2,674	$1,548

Total assets	$1,016,054	$907,726
Total loans	866,814	783,878
Total loans plus foreclosed property	867,087	783,878

Non-performing loans to loans	0.28%	0.20%
Non-performing assets to loans plus forclosed property	0.31	0.20
Non-performing assets to total assets	0.26	0.17

Approximately 27% of the non-performing loans at June 30, 2004 relate to a motel property and the remainder consists of nine different borrowers.

Noninterest Income

Noninterest income was $1,818,000 for the three months ended June 30, 2004, compared to $4,383,000 for the same period in 2003. During the second quarter of 2003 the Company recorded a $2,938,000 gain on the sale of three branches. Service charges increased $134,000 to $540,000 in the second quarter of 2004, compared to $406,000 for the same period in 2003. Service charges on commercial deposit accounts accounted for $115,000 of this increase due to an increase in the number of accounts and balances outstanding. Wealth management income increased $378,000 to $1,048,000 in the second quarter of 2004, compared to $670,000 for the same period in 2003. This increase was the result of increased assets under administration, a more favorable mix of managed versus custodial assets, and the introduction of our new Wealth Products Group which had $96,000 of revenue in the second quarter of 2004. Gains on the sale of mortgage loans were $142,000 for the three months ended June 30, 2004, compared to $279,000 for the same period in 2003. The decrease in mortgage gains in 2004 was due to strong demand for refinancing and purchase activities in 2003.

Noninterest income was $3,297,000 for the six months ended June 30, 2004, compared to $5,885,000 for the same period in 2003. Service charges increased $104,000 to $997,000 for the six month period ended June 30, 2004, compared to $893,000 for the same period in 2003. A $183,000 increase in service charges on commercial deposit accounts in 2004 was reduced by $117,000 of services charges earned in 2003 on the three branches which were sold. Wealth management income increased $644,000 to $1,904,000 for the six month period ended June 30, 2004, compared to $1,260,000 for the same period in 2003 as a result of the reasons stated above. Gains on the sale of mortgage loans were $210,000 for the six months ended June 30, 2004, compared to $529,000 for the same period in 2003. See reasons above for the decline in gains on the sale of mortgage loans. Gains on the sale of securities were $1,000 and $78,000 for the six months ended June 30, 2004 and 2003, respectively.

Noninterest Expense

Total noninterest expense was $7,127,000 for the three months ended June 30, 2004, representing a $141,000, or 2 % decrease over the same period in 2003. Increases in compensation and benefits expenses were offset by decreases in furniture and equipment, data processing and other expenses. Compensation expense increased $155,000, or 4%, to $3,933,000 in the second quarter of 2004, compared to $3,778,000 for the same period in 2003. Wealth management commissions increased $92,000 from the second quarter of 2003 as a result of increased revenues in that business segment. The remaining increase was attributable to annual merit increases for personnel and higher compensation associated with new middle and senior management hired in 2003 and 2004. Employee benefits expense increased $63,000, or 11%, to $652,000 in the second quarter of 2004, compared to $589,000 for the same period in 2003. Increased medical expenses of $26,000 accounted for most of this change. Furniture and equipment expense and data processing expense decreased $57,000 and $78,000, respectively, in the second quarter of 2004. The majority of these decreases related to lower depreciation expense as some assets have become fully depreciated.

Other expense decreased $248,000, or 13%, to $1,653,000 in the second quarter of 2004, compared to $1,901,000 for the same period in 2003. Most of this decrease was the result of lower non-compete and legal and professional expenses being partially offset by an increase in marketing expense. The Company recognized $220,000 in expense related to a non-compete agreement with a former key employee during the second quarter of 2003. This compares to $45,000 in non-compete expense in 2004. Legal and professional expenses decreased $149,000 for the second quarter of 2004 compared to the same period in 2003. This decrease is attributed to the Company having fewer non-performing loans and lower legal expenses in 2004. Marketing expense increased $192,000 for the second quarter of 2004 compared to the same period in 2003. This increase related to a targeted marketing campaign which began in the first quarter of 2004.

Total noninterest expense was $13,999,000 for the six months ended June 30, 2004, representing a $26,000 decrease over the same period in 2003. Increases in compensation and benefits expenses were offset by decreases in furniture and equipment, data processing and other expenses. Fluctuations in each of these expense categories for the six month period are similar to those discussed above for the second quarter period.

Income Taxes

The provision for income taxes was $886,000 and $1,761,000 for the three and six months ended June 30, 2004 compared to $1,525,000 and $2,190,000 for the three and six months ended June 30, 2003. The effective tax rates for the three and six month periods ended June 30, 2004 were 30.8% and 33.4%, respectively. The effective tax rates for the three and six month periods ended June 30, 2003 were 37.0% and 37.0%, respectively. During the second quarter of 2004, the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.

Liquidity

The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major financial institutions, the Federal Reserve Bank and the Federal Home Loan Bank, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks.

The Company’s liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, wholesale deposits as a percentage of total deposits, and various dependency ratios used by banking regulators. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources.

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

Investment securities are an important part of the Company’s liquidity objective. As of June 30, 2004, nearly all of the investment portfolio was available for sale. Of the $93 million available for sale investment portfolio, $42.8 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility. At June 30, 2004, the Bank had $104.5 million of credit available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $27.0 million of credit available from the Federal Reserve Bank under a pledged loan agreement. The Bank also has access to over $70.0 million in overnight federal funds purchased lines from various banking institutions. Finally, since the Bank is a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $266.7 million in unused loan commitments as of June 30, 2004. While this commitment level would be very difficult to fund given the Company’s current liquidity resources, the Company believes that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The Company believes, as of June 30, 2004 and December 31, 2003, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2004 and December 31, 2003, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$97,821,606	11.08%	$70,629,318	8.00%	$—	—%
Enterprise Bank & Trust	92,595,548	10.52	70,414,865	8.00	88,018,582	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	86,786,435	9.83	35,314,928	4.00	—	—
Enterprise Bank & Trust	81,592,043	9.27	35,206,923	4.00	52,810,384	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	86,786,435	8.74	29,789,394	3.00	—	—
Enterprise Bank & Trust	81,592,043	8.24	29,705,841	3.00	49,509,735	5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	87,969,991	11.02	63,881,112	8.00	—	—
Enterprise Bank & Trust	83,669,404	10.52	63,650,480	8.00	79,563,100	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	77,981,054	9.77	31,940,556	4.00	—	—
Enterprise Bank & Trust	73,716,054	9.27	31,825,240	4.00	47,737,860	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	77,981,054	8.67	26,974,358	3.00	—	—
Enterprise Bank & Trust	73,716,054	8.22	26,902,290	3.00	44,837,150	5.00

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

The following table presents the scheduled repricing of market risk sensitive instruments at June 30, 2004:

(Dollars in Thousands)

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
ASSETS
Investments in debt and equity securities	$1,086	$291	$27,805	$38,963	$2,403	$22,944	$93,492
Short-term investments	12,486	—	—	—	—	—	12,486
Loans (1)	632,369	122,861	45,569	31,222	21,476	13,317	866,814
Loans held for sale	2,383	—	—	—	—	—	2,383

Total	$648,324	$123,152	$73,374	$70,185	$23,879	$36,261	$975,175

LIABILITIES
Savings, Now, and Money market deposits	$460,242	$—	$—	$—	$—	$—	$460,242
Certificates of deposit (1)	136,143	60,920	25,169	4,004	1,856	—	228,092
Subordinated debentures	—	—	—	—	—	20,619	20,619
Notes payable and other borrowings	44,106	1,350	1,425	950	1,050	2,847	51,728

Total	$640,491	$62,270	$26,594	$4,954	$2,906	$23,466	$760,681

	Carrying Value	Average Interest Rate	Estimated Fair Value
ASSETS
Investments in debt and equity securities	$93,492	3.16%	$93,492
Short-term investments	12,486	0.87	12,486
Loans	866,814	5.28	872,342
Loans held for sale	2,383		2,383

Total	$975,175		$980,703

LIABILITIES
Savings, Now, Money market deposits	$460,242	0.85%	$460,242
Certificates of deposit	228,092	2.14	228,945
Subordinated debentures	20,619	7.87	20,748
Notes payable and other borrowings	51,728	2.86	51,921

Total	$760,681		$761,856

(1)	Adjusted for the impact of the interest rate swaps.

Item 4: Disclosure Control and Procedures

As of June 30, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II – Item 4:

Submission of Matters to a Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders was held on April 21, 2004. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors and all nominees were elected. The appointment of KPMG LLP to serve as independent auditor for the Company in 2004 was ratified.

The results of the voting on each proposal submitted at the meeting are as follows:

PROPOSAL NO. 1: ELECTION OF DIRECTORS

Director	For	Against	Abstain
Paul J. McKee, Jr.	7,510,685	0	53,894
Kevin C. Eichner	7,502,335	0	62,244
Peter F. Benoist	7,508,576	0	56,003
Paul R. Cahn	7,518,376	0	46,203
William H. Downey	7,527,576	0	37,003
Robert E. Guest, Jr.	7,527,576	0	37,003
Ronald E. Henges	7,490,685	0	73,894
Richard S. Masinton	7,527,576	0	37,003
Jerry McElhatton	7,527,376	0	37,203
William B. Moskoff	7,559,756	0	4,823
Birch M. Mullins	7,527,576	0	37,003
James J. Murphy	7,527,576	0	37,003
Ted A. Murray	7,527,576	0	37,003
Stephen A. Oliver	7,520,522	0	44,057
Robert E. Saur	7,551,965	0	12,614
Henry D. Warshaw	7,524,476	0	40,103
James L. Wilhite	7,527,376	0	37,203
James A. Williams	7,527,576	0	37,003

PROPOSAL NO. 2: INDEPENDENT PUBLIC ACCOUNTANTS

Accountants	For	Against	Abstain
KPMG LLP	7,524,042	34,287	6,250

Item 6: Exhibits and Reports on Form 8-K

(a).	Exhibits.

Exhibit Number	Description
*4.1	Indenture dated May 11, 2004 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Subordinated Deferrable Interest Debenture due June 17, 2034.

*4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture due June 17, 2034.

*4.3	Amended and Restated Declaration of Trust of EFSC Capital Trust II dated May 5, 2004.

*4.4	Guarantee Agreement between Registrant and Wilmington Trust Company dated May 11, 2004.

*11.1	Statement regarding computation of per share earnings

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

*32.1	Chief Executive Officer Certification pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b).	Reports on Form 8-K.

The Company filed a report on Form 8-K on April 21, 2004 containing the text of a press release issued by the Company concerning the announcement of first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 6, 2004.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner
Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer