Form 10-Q
period 2004-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2004-11-08
CIK 1025835

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of October 29, 2004:

Common Stock, $.01 par value     9,736,790 shares outstanding

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART I - Item 1

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited) At September 30, 2004	(Audited) At December 31, 2003
Assets
Cash and due from banks	$29,316,350	$26,271,251
Federal funds sold	38,711,676	—
Interest-bearing deposits	142,422	216,926
Investments in debt and equity securities:
Available for sale, at estimated fair value	92,998,211	83,938,696
Held to maturity, at amortized cost (estimated fair value of $8,464 at September 30, 2004 and $9,923 at December 31, 2003)	8,325	9,848

Total investments in debt and equity securities	93,006,536	83,948,544

Loans held for sale	1,598,961	2,848,214
Loans, less unearned loan fees	874,092,067	783,877,820
Less allowance for loan losses	11,440,682	10,590,001

Loans, net	862,651,385	773,287,819

Other real estate owned	273,236	—
Fixed assets, net	7,070,603	7,317,664
Accrued interest receivable	3,914,690	3,278,904
Goodwill	1,937,537	1,937,537
Prepaid expenses and other assets	7,766,223	8,619,345

Total assets	$1,046,389,619	$907,726,204

Liabilities and Shareholders’ Equity
Deposits:
Demand	$184,425,908	$164,952,091
Interest-bearing transaction accounts	77,951,619	58,925,540
Money market accounts	434,677,742	371,582,696
Savings	3,992,393	4,123,387
Certificates of deposit:
$100,000 and over	190,553,676	154,142,327
Other	45,333,620	42,674,146

Total deposits	936,934,958	796,400,187
Subordinated debentures	20,619,208	15,464,208
Federal Home Loan Bank advances	11,413,070	14,500,056
Notes payable and other borrowings	429,983	9,647,094
Accrued interest payable	1,331,357	1,150,539
Accounts payable and accrued expenses	4,615,206	5,176,416

Total liabilities	975,343,782	842,338,500

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 9,731,990 shares at September 30, 2004 and 9,618,482 shares at December 31, 2003	97,320	96,185
Additional paid-in capital	40,652,323	39,841,177
Retained earnings	30,472,050	24,832,021
Accumulated other comprehensive (loss) income	(175,856)	618,321

Total shareholders’ equity	71,045,837	65,387,704

Total liabilities and shareholders’ equity	$1,046,389,619	$907,726,204

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$11,788,231	$10,297,657	$33,303,547	$30,971,344
Interest on debt and equity securities:
Taxable	583,582	363,530	1,561,424	1,252,306
Nontaxable	10,228	8,625	30,679	13,178
Interest on federal funds sold	138,173	25,555	223,940	111,639
Interest on interest-bearing deposits	673	1,788	2,023	1,896
Dividends on equity securities	28,822	19,889	73,541	53,450

Total interest income	12,549,709	10,717,044	35,195,154	32,403,813

Interest expense:
Interest-bearing transaction accounts	96,789	34,424	193,532	135,708
Money market accounts	1,191,827	776,062	2,955,008	2,588,259
Savings	3,184	3,279	9,004	21,052
Certificates of deposit:
$100,000 and over	1,057,904	762,446	2,894,079	2,171,330
Other	258,639	326,382	777,681	1,267,077
Subordinated debentures	374,253	306,901	1,035,893	924,324
Federal Home Loan Bank borrowings	173,080	246,600	593,147	849,105
Other borrowings	747	6,232	30,369	35,070

Total interest expense	3,156,423	2,462,326	8,488,713	7,991,925

Net interest income	9,393,286	8,254,718	26,706,441	24,411,888
Provision for loan losses	100,000	635,113	1,437,000	2,728,439

Net interest income after provision for loan losses	9,293,286	7,619,605	25,269,441	21,683,449

Noninterest income:
Service charges on deposit accounts	531,927	454,624	1,528,757	1,347,445
Wealth Management income	1,119,192	1,214,174	3,023,203	2,474,001
Other service charges and fee income	92,141	92,453	277,360	279,619
Gain on sale of branches	—	—	—	2,937,976
Gain on sale of mortgage loans	9,093	301,651	219,068	830,781
Gain on sale of securities	125,337	—	126,480	77,884

Total noninterest income	1,877,690	2,062,902	5,174,868	7,947,706

Noninterest expense:
Compensation	3,962,363	3,912,989	11,747,669	11,218,261
Payroll taxes and employee benefits	611,622	596,440	2,100,430	1,857,535
Occupancy	522,729	496,303	1,540,311	1,471,219
Furniture and equipment	175,819	189,409	533,941	643,855
Data processing	208,323	218,094	585,870	730,327
Other	1,575,768	1,507,611	4,547,238	5,024,532

Total noninterest expense	7,056,624	6,920,846	21,055,459	20,945,729

Income before income tax expense	4,114,352	2,761,661	9,388,850	8,685,426
Income tax expense	1,260,623	1,004,788	3,021,654	3,195,083

Net income	$2,853,729	$1,756,873	$6,367,196	$5,490,343

Per share amounts:
Basic earnings per share	$0.29	$0.18	$0.66	$0.57

Basic weighted average common shares outstanding	9,723,695	9,580,091	9,681,437	9,554,540

Diluted earnings per share	$0.28	$0.18	$0.63	$0.56

Diluted weighted average common shares outstanding	10,074,329	9,880,404	10,005,663	9,861,025

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$2,853,729	$1,756,873	$6,367,196	$5,490,343
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities arising during the period, net of tax	681,544	(226,702)	(134,520)	(152,878)
Less reclassification adjustment for realized gain on sale of securities included in net income, net of tax	(82,722)	—	(83,477)	(51,903)
Unrealized gain (loss) on cash flow type derivative instruments arising during the period, net of tax	116,820	(356,400)	(576,180)	(226,380)

Total other comprehensive income (loss)	715,642	(583,102)	(794,177)	(431,161)

Total comprehensive income	$3,569,371	$1,173,771	$5,573,019	$5,059,182

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,367,196	$5,490,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	746,924	976,210
Provision for loan losses	1,437,000	2,728,439
Net amortization of debt and equity securities	386,110	753,870
Gain on sale of securities	(126,480)	(77,884)
Mortgage loans originated	(47,915,019)	(101,770,234)
Proceeds from mortgage loans sold	49,383,340	107,154,352
Gain on sale of mortgage loans	(219,068)	(830,781)
Noncash compensation expense attributed to stock option grants	77,164	187,648
(Increase) decrease in accrued interest receivable	(635,786)	222,802
Increase (decrease) in accrued interest payable	180,818	(72,478)
(Decrease) increase in accrued salaries payable	(577,281)	1,674,044
Gain on sale of branches	—	(2,937,976)
Other, net	419,322	(952,445)

Net cash provided by operating activities	9,524,240	12,545,909

Cash flows from investing activities:
Cash paid in sale of branches	—	(16,740,983)
Purchases of available for sale debt and equity securities	(127,381,055)	(49,811,986)
Proceeds from sale of available for sale debt securities	62,639,932	11,115,471
Redemption (purchase) of equity securities	2,484,200	(98,400)
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	52,595,821	42,892,924
Proceeds from maturities and principal paydowns on held to maturity debt securities	1,523	2,099
Net increase in loans	(91,221,995)	(59,257,555)
Recoveries of loans previously charged off	148,193	253,477
Purchases of fixed assets	(502,212)	(636,583)

Net cash used in investing activities	(101,235,593)	(72,281,536)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposit accounts	19,473,817	(714,001)
Net increase in interest bearing deposit accounts	121,060,954	40,458,382
Proceeds from issuance of subordinated debentures	5,155,000	—
Maturities and paydowns of Federal Home Loan Bank advances	(58,086,986)	(141,787,424)
Proceeds from borrowings of Federal Home Loan Bank advances	55,000,000	130,000,000
Decrease in short-term borrowings	(8,146,849)	—
Proceeds from notes payable	100,000	100,000
Paydowns of notes payable	(100,000)	(100,000)
Decrease in other borrowings	(1,070,262)	(471,622)
Cash dividends paid	(727,167)	(574,529)
Proceeds from the exercise of common stock options	735,117	945,989

Net cash provided by financing activities	133,393,624	27,856,795

Net increase (decrease) in cash and cash equivalents	41,682,271	(31,878,832)
Cash and cash equivalents, beginning of period	26,488,177	72,485,483

Cash and cash equivalents, end of period	$68,170,448	$40,606,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,307,895	$8,064,403
Income taxes	1,844,500	3,477,062

Noncash transactions:
Transfer to to other real estate owned in settlement of loans	273,236	344,985
Write off of goodwill associated with sale of branches	—	150,000

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the “Company”) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Enterprise Financial Services Corp (the “Company”) is a financial holding company that provides a full range of banking services to individual and corporate customers located in the St. Louis and Kansas City Metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”). In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. The consolidated financial statements include all accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the consolidated financial statements for the year ended December 31, 2003 have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

(2) Earnings Per Share

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants. The components of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic
Net income attributable to common shareholders’ equity	$2,853,729	$1,756,873	$6,367,196	$5,490,343

Weighted average common shares outstanding	9,723,695	9,580,091	9,681,437	9,554,540

Basic earnings per share	$0.29	$0.18	$0.66	$0.57

Diluted
Net income attributable to common shareholders’ equity	$2,853,729	$1,756,873	$6,367,196	$5,490,343

Weighted average common shares outstanding	9,723,695	9,580,091	9,681,437	9,554,540
Effect of dilutive stock options	350,634	300,313	324,226	306,485

Diluted weighted average common shares outstanding	10,074,329	9,880,404	10,005,663	9,861,025

Diluted earnings per share	$0.28	$0.18	$0.63	$0.56

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

(4) Segment Disclosure

Management segregates the Company into three distinct businesses for evaluation purposes. The three segments are Banking, Wealth Management, and Corporate and Intercompany. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

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

The following are the financial results and balance sheet information for the Company’s operating segments as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 (unaudited):

Balance Sheet Information:	Banking	Wealth Management	Corporate and Intercompany	Total
September 30, 2004
Loans, less unearned loan fees	$874,092,067	$—	$—	$874,092,067
Goodwill	1,937,537	—	—	1,937,537
Deposits	903,290,615	33,804,043	(159,700)	936,934,958
Borrowings	11,843,053	—	20,619,208	32,462,261
Total assets	$1,043,707,906	$—	$2,681,713	$1,046,389,619

December 31, 2003
Loans, less unearned loan fees	$783,877,820	$—	$—	$783,877,820
Goodwill	1,937,537	—	—	1,937,537
Deposits	761,306,595	36,415,171	(1,321,579)	796,400,187
Borrowings	24,147,150	—	15,464,208	39,611,358
Total assets	$905,434,357	$—	$2,291,847	$907,726,204

Income statement information:	Banking	Wealth Management	Corporate and Intercompany	Total
Three months ended September 30, 2004
Net interest income	$9,743,058	$15,791	$(365,563)	$9,393,286
Provision for loan losses	100,000	—	—	100,000
Noninterest income	758,498	1,119,192	—	1,877,690
Noninterest expense	5,473,182	891,346	692,096	7,056,624

Income (loss) before income tax expense	4,928,374	243,637	(1,057,659)	4,114,352
Income tax expense (benefit)	1,793,381	90,146	(622,904)	1,260,623

Net income (loss)	$3,134,993	$153,491	$(434,755)	$2,853,729

Three months ended September 30, 2003
Net interest income	$8,536,925	$24,694	$(306,901)	$8,254,718
Provision for loan losses	635,113	—	—	635,113
Noninterest income	827,360	1,228,582	6,960	2,062,902
Noninterest expense	5,127,891	1,183,846	609,109	6,920,846

Income (loss) before income tax expense	3,601,281	69,430	(909,050)	2,761,661
Income tax expense (benefit)	1,310,525	25,689	(331,426)	1,004,788

Net income (loss)	$2,290,756	$43,741	$(577,624)	$1,756,873

Nine months ended September 30, 2004
Net interest income	$27,655,380	$58,481	$(1,007,420)	$26,706,441
Provision for loan losses	1,437,000	—	—	1,437,000
Noninterest income	2,147,876	3,023,203	3,789	5,174,868
Noninterest expense	16,245,939	2,728,944	2,080,576	21,055,459

Income (loss) before income tax expense	12,120,317	352,740	(3,084,207)	9,388,850
Income tax expense (benefit)	4,248,016	130,514	(1,356,876)	3,021,654

Net income (loss)	$7,872,301	$222,226	$(1,727,331)	$6,367,196

Nine months ended September 30, 2003
Net interest income	$25,264,018	$72,007	$(924,137)	$24,411,888
Provision for loan losses	2,728,439	—	—	2,728,439
Noninterest income	5,434,682	2,527,628	(14,604)	7,947,706
Noninterest expense	16,272,066	2,751,637	1,922,026	20,945,729

Income (loss) before income tax expense	11,698,195	(152,002)	(2,860,767)	8,685,426
Income tax expense (benefit)	4,302,194	(56,241)	(1,050,870)	3,195,083

Net income (loss)	$7,396,001	$(95,761)	$(1,809,897)	$5,490,343

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

Cash Flow Hedges – The Bank enters into interest rate swap agreements to convert floating-rate loan assets to fixed rates. The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest. Under the swap agreements the Bank is to pay or receive interest quarterly. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related loan asset. The net cash flows related to cash flow hedges increased interest income on loans by $307,000 and $979,000 for the three and nine months ended September 30, 2004, respectively. The net cash flows related to cash flow hedges increased interest income on loans by $487,000 and $1,309,000 for the three and nine months ended September 30, 2003, respectively.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. At September 30, 2004 and December 31, 2003, ($32,000) and $544,000, respectively, in deferred (losses)/gains, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive (loss) income. Because all cash flow hedges were effective, there was no ineffectiveness recorded in earnings during the three and nine months ended September 30, 2004 and 2003.

The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is less than 2 years.

Fair Value Hedges - The Bank enters into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate. The swap agreements require the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $44,000 and $361,000 for the three and nine months ended September 30, 2004, respectively. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $145,000 and $376,000 for the three and nine months ended September 30, 2003, respectively.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs). All changes in fair value are measured on a quarterly basis.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of September 30, 2004 were as follows:

Hedge	Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
Cash Flow	1/29/2005	$20,000,000	4.75%	6.97%	$129,560
Cash Flow	3/21/2006	30,000,000	4.75	5.34	(82,838)
Cash Flow	4/29/2006	40,000,000	4.75	5.42	(101,633)
Fair Value	4/17/2006	10,000,000	2.13	2.45	(54,176)
Fair Value	2/25/2005	10,000,000	2.08	1.70	(30,600)
Fair Value	2/17/2006	10,000,000	2.00	2.30	(84,560)
Fair Value	2/26/2007	10,000,000	2.02	2.90	(95,410)

(6) New Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. The Company has three statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. The Company implemented FASB Interpretation No. 46R, as amended, which resulted in the deconsolidation of our two statutory and business trusts owned at that time The implementation of this Interpretation had no material effect on the Company’s consolidated financial position or results of operations.

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

In July 2004, the Derivatives Implementation Group of the FASB issued guidance on FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. G25 (DIG Issue G25). DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. Under the new guidance these hedge relationships are allowed the use of the first payments received technique if all other conditions of FASB Statement No. 133 are met. The effective date of DIG Issue G25 is October 1, 2004 and should be applied to all hedging relationships as of the effective date. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date. Any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133. The Company had pre-existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25 which had a $32,000 loss, net of tax, in other comprehensive income as of September 30, 2004. The Company implemented DIG Issue G25 on October 1, 2004 and de-designated its cash flow hedges which were inconsistent with the guidance. The $32,000 loss in other comprehensive income will be accreted to interest income over the remaining lives of the hedging relationships which range from 4 months to 18 months. These cash flow hedges were re-designated as new cash flow hedging relationships under the new guidance of DIG Issue G25. The implementation of DIG Issue G25 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2,853,729	$1,756,873	$6,367,196	$5,490,343
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(297,876)	(156,144)	(984,116)	(675,794)

Pro forma net income	$2,555,853	$1,600,729	$5,383,080	$4,814,549

Earnings per share:
Basic:
As reported	$0.29	$0.18	$0.66	$0.57
Pro forma	0.26	0.17	0.56	0.50

Diluted:
As reported	$0.28	$0.18	$0.63	$0.56
Pro forma	0.25	0.16	0.54	0.49

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

The Bank’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2004 and December 31, 2003, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
Commitments to extend credit	$284,744,636	$265,962,785
Standby letters of credit	23,217,219	10,933,894

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 4 years at September 30, 2004.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated financial condition, results of operations, liquidity and cash flows of the Company for the three and nine month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003 and the year ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Condition

Total assets at September 30, 2004 were $1.05 billion, an increase of $138 million, or 15%, over total assets of $908 million at December 31, 2003. Loans less unearned loan fees, were $874 million, an increase of $90 million, or 11%, over total loans of $784 million at December 31, 2003. The increase in loans is attributed to the success of the efforts of the Company’s relationship officers. Federal funds sold, interest-bearing deposits and investment securities were $132 million at September 30, 2004 and $84 million at December 31, 2003. This increase was the result of the strong deposit growth discussed below.

Total deposits at September 30, 2004 were $937 million, an increase of $141 million, or 18%, over total deposits of $796 million at December 31, 2003. This deposit growth occurred in demand deposits, interest-bearing transaction deposits, money market deposits and certificates of deposit $100,000 and over as a result of new client relationships, increased sales penetration of existing clients, and additional brokered certificates of deposit. Money market deposits were $435 million, an increase of $63 million, or 17%, over money market deposits at December 31, 2003. Certificates of deposits were $236 million, an increase of $39 million, or 20%, over certificates of deposits at December 31, 2003. Consistent with the Bank’s overall funding strategy for 2004, the Bank executed $34 million of brokered certificates of deposit and had $20 million mature for a net of $14 million issued in the first nine months of 2004. These wholesale or non-client deposits supplement the Bank’s deposit gathering activities with its client base.

Total shareholders’ equity at September 30, 2004 was $71 million, an increase of $6 million, or 9%, over total shareholders’ equity of $65 million at December 31, 2003. The increase in equity is due to net income of $6.4 million for the nine months ended September 30, 2004 and the exercise of incentive stock options by employees, less dividends paid to shareholders, and a decrease in accumulated other comprehensive income.

Results of Operations

Net income was $2.9 million for the three month period ended September 30, 2004, an increase of 62% compared to net income of $1.8 million for the same period in 2003. Net income was $6.4 million for the nine month period ended September 30, 2004, an increase of 16% compared to net income of $5.5 million for the same period in 2003. The increase in net income for the three and nine months ended September 30, 2004 is attributable to an increase in net interest income and a decrease in provision for loan losses being somewhat offset by a reduction in noninterest income and a slight increase in noninterest expense. Included in noninterest income for the nine month period ended September 30, 2003 was a $2.9 million gain on the sale of branches. Basic earnings per share for the three month period ended September 30, 2004 and 2003 were $0.29 and $0.18, respectively. Fully diluted earnings per share for the three month periods ended September 30, 2004 and 2003 were $0.28 and $0.18, respectively. Basic earnings per share for the nine month periods ended September 30, 2004 and 2003 were $0.66 and $0.57, respectively. Fully diluted earnings per share for the nine month periods ended September 30, 2004 and 2003 were $0.63 and $0.56, respectively.

Net Interest Income

Net interest income (on a tax equivalent basis) was $9.5 million, or 3.85%, of average interest-earning assets, for the three months ended September 30, 2004, compared to $8.4 million, or 4.05%, of average interest-earning assets, for the same period in 2003. The $1.1 million increase in net interest income for the three months ended September 30, 2004 as compared to the same period in 2003 was the result of an increase in average interest-earning assets partially offset by an increase in the interest rates on average interest-bearing liabilities and a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities.

Average interest-earning assets for the three months ended September 30, 2004 were $983 million, a $163 million, or 20% increase over $820 million, during the same period in 2003. The increase in average interest-earning assets is attributable to successful business development efforts of the Company’s relationship officers and additional investments in debt securities.

The yield on average interest-earning assets decreased to 5.12% for the three month period ended September 30, 2004 compared to 5.24% for the three month period ended September 30, 2003. The decrease in asset yield was primarily due to a change in asset mix. Loans were 84% of interest-earning assets for the three month period ended September 30, 2004 compared to 87% for the same period in 2003. Total securities and short-term investments were 12% and 9% for the same periods.

Average interest-bearing liabilities increased to $762 million for the three months ended September 30, 2004 from $634 million for the same period in 2003. The cost of interest-bearing liabilities increased to 1.65% for the three months ended September 30, 2004 compared to 1.54% for the same period in 2003. This decrease is attributed mainly to an increase in market rates in 2004, primarily interest-bearing transaction accounts and money market accounts. Average demand deposits increased $33 million, or 22%, to $185 million for the three months ended September 30, 2004 from $152 million for the same period in 2003. The increase in demand deposit accounts, money market accounts and savings accounts is attributed to the Company’s relationship officers and new product marketing programs implemented at the beginning of the year.

Average certificates of deposits increased to $234 million for the quarter ended September 30, 2004 from $186 million for the quarter ended September 30, 2003. This increase is due to a special CD retention marketing program and the issuance of brokered certificates of deposit. Growth in our customer certificates of deposit has been difficult given the product’s relative unattractiveness compared to money market and other more liquid products in the current interest rate environment.

The Company issued $5 million in floating rate Trust Preferred Securities in May 2004 as a result of asset growth and the desire for additional regulatory capital.

The Company issued $11 million of Trust Preferred Securities in December 1999 that are callable on December 15, 2004 and carry a fixed rate of 9.40%. It is the Company’s intention to redeem those securities on the call date and issue $11 million in floating rate Trust Preferred Securities that mature in thirty years, are callable in five years and carry a floating rate of three month LIBOR plus 197 basis points. The securities to be called have remaining deferred issuance costs of $563,000 which will be charged to non-interest expense in the fourth quarter of 2004.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three month periods ended September 30, 2004 and 2003.

	Three months ended September 30,
	2004				2003
(Dollars in Thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$841,383	82.25%	$11,580	5.48%	$729,906	84.95%	$10,098	5.49%
Tax-exempt loans(2)	16,407	1.60	316	7.66	15,722	1.83	303	7.65

Total loans	857,790	83.85	11,896	5.52	745,628	86.78	10,401	5.53
Taxable investments in debt and equity securities	81,972	8.01	612	2.97	59,475	6.92	383	2.55
Non-taxable investments in debt and equity securities(2)	1,634	0.16	15	3.81	1,533	0.18	13	3.36
Short-term investments	41,936	4.10	139	1.32	13,615	1.58	28	0.82

Total securities and short-term investments	125,542	12.27	766	2.43	74,623	8.68	424	2.25

Total interest-earning assets	983,332	96.12	12,662	5.12	820,251	95.46	10,825	5.24
Non-interest-earning assets:
Cash and due from banks	30,682	3.00			26,102	3.04
Other assets	20,547	2.01			22,732	2.65
Allowance for loan losses	(11,563)	(1.13)			(9,903)	(1.15)

Total assets	$1,022,998	100.00%			$859,182	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$78,842	7.71%	$97	0.49%	$50,125	5.84%	$34	0.27%
Money market accounts	401,765	39.27	1,192	1.18	354,197	41.22	776	0.87
Savings	4,278	0.42	3	0.28	4,510	0.52	3	0.26
Certificates of deposit	234,251	22.90	1,317	2.24	186,456	21.71	1,089	2.32

Total interest-bearing deposits	719,136	70.30	2,609	1.44	595,288	69.29	1,902	1.27
Subordinated debentures	20,619	2.02	374	7.22	15,464	1.80	307	7.88
Borrowed funds	22,155	2.16	173	2.46	23,545	2.74	253	4.26

Total interest-bearing liabilities	761,910	74.48	3,156	1.65	634,297	73.83	2,462	1.54
Noninterest-bearing liabilities:
Demand deposits	185,447	18.13			152,534	17.75
Other liabilities	6,872	0.67			8,097	0.94

Total liabilities	954,229	93.28			794,928	92.52
Shareholders’ equity	68,769	6.72			64,254	7.48

Total liabilities & shareholders’ equity	$1,022,998	100.00%			$859,182	100.00%

Net interest income			$9,506				$8,363

Net interest spread				3.47%				3.70%
Net interest rate margin(3)				3.85%				4.05%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $409,000 and $440,000 for the quarters ended September 30, 2004 and 2003, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%. The approximate tax-equivalent adjustments were $113,000 and $107,000 for the quarters ended September 30, 2004 and 2003, respectively.
(3)	Net interest income divided by average total interest earning assets.

Net interest income (on a tax equivalent basis) was $27.0 million, or 3.84%, of average interest-earning assets, for the nine months ended September 30, 2004, compared to $24.7 million, or 4.06%, of average interest-earning assets, for the same period in 2003. The $2.3 million increase in net interest income for the nine months ended September 30, 2004 as compared to the same period in 2003 was the result of an increase in average interest-earning assets and a decrease in the interest rates on average interest-bearing liabilities partially offset by a decrease in interest rates of average interest-earning assets and an increase in average interest-bearing liabilities.

Average interest-earning assets for the nine months ended September 30, 2004 were $941 million, a $127 million, or 16% increase over $814 million, during the same period in 2003. The increase in average interest-earning assets is attributable to continued calling efforts of the Company’s relationship officers and additional investments in debt securities.

The yield on average interest-earning assets decreased to 5.04% for the nine month period ended September 30, 2004 compared to 5.37% for the nine month period ended September 30, 2003. The decrease in asset yield was primarily due to a general decrease in the average yield on new fixed rate loans.

Average interest-bearing liabilities increased to $729 million for the nine months ended September 30, 2004 from $641 million for the same period in 2003. The cost of interest-bearing liabilities decreased to 1.56% for the nine months ended September 30, 2004 compared to 1.67% for the same period in 2003. This decrease is attributed mainly to declines in market interest rates for all sources of funding other than interest-bearing transaction accounts and money market accounts. Average demand deposits increased $30 million, or 20%, to $177 million for the nine months ended September 30, 2004 from $147 million for the same period in 2003. The increase in demand deposit accounts and money market accounts is attributed to the continued calling efforts of the Company’s relationship officers.

Average certificates of deposits increased to $226 million for the nine months ended September 30, 2004 from $182 million for the same period ended June 30, 2003. This increase in certificate of deposit accounts is a result of a special CD retention marketing program and the issuance of brokered certificates of deposit.

The following table sets forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the nine month periods ended September 30, 2004 and 2003.

	Nine months ended September 30,
	2004				2003
(Dollars in Thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$821,399	83.85%	$32,669	5.31%	$719,353	83.94%	$30,406	5.65%
Tax-exempt loans(2)	16,734	1.71	962	7.68	14,192	1.66	857	8.07

Total loans	838,133	85.56	33,631	5.36	733,545	85.60	31,263	5.70
Taxable investments in debt and equity securities	72,835	7.44	1,634	3.00	64,265	7.50	1,306	2.72
Non-taxable investments in debt and equity securities(2)	1,644	0.17	46	3.74	695	0.08	20	3.85
Short-term investments	28,336	2.89	226	1.07	15,779	1.84	114	0.97

Total securities and short-term investments	102,815	10.50	1,906	2.48	80,739	9.42	1,440	2.38

Total interest-earning assets	940,948	96.06	35,537	5.04	814,284	95.02	32,703	5.37
Non-interest-earning assets:
Cash and due from banks	28,597	2.92			29,343	3.41
Other assets	21,176	2.16			22,930	2.68
Allowance for loan losses	(11,123)	(1.14)			(9,529)	(1.11)

Total assets	$979,598	100.00%			$857,028	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$67,148	6.85%	$194	0.39%	$55,977	6.53%	$136	0.32%
Money market accounts	385,297	39.33	2,955	1.02	348,619	40.68	2,588	0.99
Savings	4,235	0.43	9	0.27	5,794	0.68	21	0.48
Certificates of deposit	225,626	23.04	3,672	2.17	182,043	21.24	3,438	2.53

Total interest-bearing deposits	682,306	69.65	6,830	1.34	592,433	69.13	6,183	1.40
Subordinated debentures	18,155	1.85	1,036	7.62	15,464	1.80	924	7.99
Borrowed funds	28,448	2.90	624	2.93	32,856	3.83	884	3.60

Total interest-bearing liabilities	728,909	74.40	8,490	1.56	640,753	74.76	7,991	1.67
Noninterest-bearing liabilities:
Demand deposits	176,799	18.05			147,166	17.17
Other liabilities	6,208	0.64			6,640	0.78

Total liabilities	911,916	93.09			794,559	92.71
Shareholders’ equity	67,682	6.91			62,469	7.29

Total liabilities & shareholders’ equity	$979,598	100.00%			$857,028	100.00%

Net interest income			$27,047				$24,712

Net interest spread				3.49%				3.70%
Net interest rate margin(3)				3.84%				4.06%

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,144,000 and $1,120,000 for the nine month periods ended September 30, 2004 and 2003, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%. The approximate tax-equivalent adjustments were $343,000 and $292,000 for the nine month periods ended September 30, 2004 and 2003, respectively.
(3)	Net interest income divided by average total interest earning assets.

During the three months ended September 30, 2004, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $1.8 million. Interest income increased $71,000 due to an increase in rates on average interest-earning assets. Increases in the average volume of interest-bearing liabilities contributed to an increase in interest expense of $491,000. Changes in interest rates on the average volume of interest-bearing liabilities resulted in an increase in interest expense of $203,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the three months ended September 30, 2004 as compared to the same period in 2003 was an increase in interest income of $1.8 million, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was a increase in interest expense of $694,000.

During the nine months ended September 30, 2004, an increase in the average volume of interest-earning assets resulted in an increase in interest income of $4.6 million. Interest income decreased $1.8 million due to a decrease in rates on average interest-earning assets. Increases in the average volume of interest-bearing liabilities offset by declines in borrowed funds resulted in an increase in interest expense of $1.1 million. Changes in interest rates on the average volume of interest-bearing liabilities resulted in a decrease in interest expense of $606,000. The net effect of the volume and rate changes associated with all categories of interest-earning assets during the nine months ended September 30, 2004 as compared to the same period in 2003 was an increase in interest income of $2.8 million, while the net effect of the volume and rate changes associated with all categories of interest-bearing liabilities was an increase in interest expense of $499,000.

The following table sets forth on a tax equivalent basis, for the three and nine months ended September 30, 2004 compared to the same period ended September 30, 2003, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

	2004 Compared to 2003
	3 month Increase (decrease) Due to			9 month Increase (decrease) Due to
	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
	(Dollars in Thousands)
Interest earned on:
Loans	$1,507	$(25)	$1,482	$4,154	$(1,891)	$2,263
Nontaxable loans (3)	12	1	13	149	(44)	105
Taxable investments in debt and equity securities	160	69	229	185	143	328
Nontaxable investments in debt and equity securities (3)	1	1	2	27	(1)	26
Short-term investments	86	25	111	99	13	112

Total interest-earning assets	$1,766	$71	$1,837	$4,614	$(1,780)	$2,834

Interest paid on:
Interest-bearing transaction accounts	$25	$38	$63	$30	$28	$58
Money market accounts	114	302	416	281	86	367
Savings	—	—	—	(5)	(7)	(12)
Certificates of deposit	267	(39)	228	753	(519)	234
Subordinated debentures	95	(28)	67	155	(43)	112
Borrowed funds	(10)	(70)	(80)	(109)	(151)	(260)

Total interest-bearing liabilities	491	203	694	1,105	(606)	499

Net interest income (loss)	$1,275	$(132)	$1,143	$3,509	$(1,174)	$2,335

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $100,000 and $1.4 million for the three and nine month periods ended September 30, 2004, respectively, compared to $635,000 and $2.7 million for the same periods in 2003. The decrease in the provision for loan losses during the first nine months of 2004 as compared to the same period in 2003 is due to favorable delinquency trends, low non-performing loans as a percentage of total loans and strengthening local economies. The Company experienced $586,000 in net charge-offs for the nine months ended September 30, 2004 compared to net charge-offs of $1.3 million during the same period ended September 30, 2003.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance that have been charged to the provision:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)		(Dollars in Thousands)
Allowance at beginning of period	$11,448	$9,539	$10,590	$8,600
Loans charged off:
Commercial and industrial	200	153	200	1,452
Real estate:
Commercial	—	—	427	—
Construction	—	—	—	—
Residential	—	28	100	28
Consumer and other	—	31	7	32

Total loans charged off	200	212	734	1,512

Recoveries of loans previously charged off:
Commercial and industrial	82	101	91	104
Real estate:
Commercial	—	—	—	66
Construction	—	—	—	—
Residential	7	5	39	33
Consumer and other	4	2	18	51

Total recoveries of loans previously charged off:	93	108	148	254

Net loans charged off	107	104	586	1,258

Provisions for loan losses	100	635	1,437	2,728

Allowance at end of period	$11,441	$10,070	$11,441	$10,070

Average loans	$857,790	$745,628	$838,133	$733,545
Total loans	874,092	745,330	874,092	745,330
Non-performing loans	1,722	1,483	1,722	1,483

Net charge-offs to average loans	0.05%	0.06%	0.09%	0.23%
Allowance for loan losses to loans	1.31	1.35	1.31	1.35
Allowance for loan losses to non-performing loans	664.40	679.03	664.40	679.03

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

Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected as “Provision for loan losses” in the Company’s consolidated statements of operations.

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

The Bank had no loans 90 days past due still accruing interest at September 30, 2004 or December 31, 2003. The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Non-accrual loans	$1,722	$1,548
Restructured loans	—	—

Total non-performing loans	1,722	1,548
Foreclosed real estate	273	—

Total non-performing assets	$1,995	$1,548

Total assets	$1,046,390	$907,726
Total loans	874,092	783,878
Total loans plus foreclosed property	874,365	783,878

Non-performing loans to loans	0.20%	0.20%
Non-performing assets to loans plus foreclosed property	0.23	0.20
Non-performing assets to total assets	0.19	0.17

Approximately 38% of the non-performing loans at September 30, 2004 relate to a motel property and the remainder consists of six different borrowers.

Noninterest Income

Noninterest income was $1.9 million for the three months ended September 30, 2004, compared to $2.1 million for the same period in 2003. Service charges increased $77,000 to $532,000 in the third quarter of 2004, compared to $455,000 for the same period in 2003. Service charges on commercial deposit accounts accounted for $59,000 of this increase due to an increase in the number of accounts and balances outstanding. Wealth management income decreased slightly to $1.1 million in the third quarter of 2004, compared to $1.2 million for the same period in 2003 due to a $547,000 decrease in one-time insurance fees. Excluding these one-time fees wealth management income increased $452,000 or 70%. This increase was the result of increased assets under administration, a more favorable mix of managed versus custodial assets, and the introduction of our new Wealth Products Group in March of 2004 which had $110,000 of revenue in the third quarter of 2004. Gains on the sale of mortgage loans were $9,000 for the three months ended September 30, 2004, compared to $302,000 for the same period in 2003. The decrease in mortgage gains in 2004 was due to strong demand for refinancing activities in 2003. Gains on the sale of securities were $125,000 and $0 for the three months ended September 30, 2004 and 2003, respectively. The securities were sold in order to slightly adjust the interest rate risk profile of the Company’s balance sheet in anticipation of higher rates.

Noninterest income was $5.2 million for the nine months ended September 30, 2004, compared to $7.9 million for the same period in 2003. Service charges increased $181,000 to $1.5 million for the nine month period ended September 30, 2004, compared to $1.3 million for the same period in 2003. This $181,000 increase was primarily the result of a $243,000 increase in service charges on commercial deposit accounts in 2004 which was partially offset by $117,000 of services charges earned in 2003 on the three branches which were sold in April 2003. Wealth management income increased $549,000 to $3.0 million for the nine month period ended September 30, 2004, compared to $2.5 million for the same period in 2003 as a result of the reasons stated above. Gains on the sale of mortgage loans were $219,000 for the nine months ended September 30, 2004, compared to $831,000 for the same period in 2003. See reasons above for the decline in gains on the sale of mortgage loans. Gains on the sale of securities were $126,000 and $78,000 for the nine months ended September 30, 2004 and 2003, respectively. During the second quarter of 2003 the Company recorded a $2.9 million gain on the sale of three branches.

Noninterest Expense

Total noninterest expense was $7.1 million for the three months ended September 30, 2004, representing a $136,000, or 2% increase over the same period in 2003. Compensation expense increased $49,000 to $4.0 million in the third quarter of 2004, compared to $3.9 million for the same period in 2003. Increases attributable to annual merit increases and higher compensation associated with new middle and senior management hired in 2003 and 2004 were partially offset by a $286,000 decrease in commissions relating to the one-time insurance fees received in the third quarter of 2003. Employee benefits expense increased $15,000 to $612,000 in the third quarter of 2004, compared to $596,000 for the same period in 2003. Increased medical expenses of $29,000 accounted for most of this change. Occupancy expense increased $26,000 in the third quarter of 2004. Furniture and equipment expense and data processing expense decreased $14,000 and $10,000, respectively, in the third quarter of 2004. The majority of these decreases related to lower depreciation expense as some assets have become fully depreciated. Other expense increased $68,000 to $1.6 million in the third quarter of 2004, compared to $1.5 million for the same period in 2003.

Total noninterest expense was $21.1 million for the nine months ended September 30, 2004, representing a $109,000, or 1% increase over the same period in 2003. Increases in compensation and benefits expenses and occupancy expenses were partially offset by decreases in furniture and equipment, data processing and other expenses. Other expenses decreased $477,000 to $4.5 million for the nine months ended September 30, 2004. Lower non-compete and legal and professional expenses were partially offset by an increase in marketing expense. The Company recognized $220,000 in expense related to a non-compete agreement with a former key employee in 2003. Legal and professional expenses decreased $324,000 in 2004 due to the Company having fewer non-performing loan issues and lower legal expenses in 2004 when compared to the first nine months of 2003. Marketing expense increased $267,000 due to a targeted marketing campaign in the first half of 2004.

Income Taxes

The provision for income taxes was $1.3 million and $3.0 million for the three and nine months ended September 30, 2004 compared to $1.0 million and $3.2 million for the three and nine months ended September 30, 2003. The effective tax rates for the three and nine month periods ended September 30, 2004 were 30.6% and 32.2%, respectively. The effective tax rates for the three and nine month periods ended September 30, 2003 were 36.4% and 36.8%, respectively. During the third quarter of 2004, the Company had a $241,000 reversal of the remaining deferred tax valuation allowance related to Merchant Banking losses in 2001. The nature and deductibility of these losses were finally determined when the Company filed its 2003 income tax returns during the third quarter. During the second quarter of 2004, the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.

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

Investment securities are an important part of the Company’s liquidity objective. As of September 30, 2004, nearly all of the investment portfolio was available for sale. Of the $93 million available for sale investment portfolio, $32 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility. At September 30, 2004, the Bank had $139 million of credit available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $29 million of credit available from the Federal Reserve Bank under a pledged loan agreement. The Bank also has access to over $70 million in overnight federal funds purchased lines from various banking institutions. Finally, since the Bank is a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $285 million in unused loan commitments as of September 30, 2004. While this commitment level would be very difficult to fund given the Company’s current liquidity resources, the Company believes that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The Company believes, as of September 30, 2004 and December 31, 2003, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2004 and December 31, 2003, the Bank was categorized as “well capitalized” under the applicable regulatory framework. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$101,127,932	11.14%	$72,655,867	8.00%	$—	—%
Enterprise Bank & Trust	96,235,008	10.63	72,438,648	8.00	90,548,310	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	89,776,364	9.89	36,327,933	4.00	—	—
Enterprise Bank & Trust	84,914,961	9.38	36,219,324	4.00	54,328,986	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	89,776,364	8.78	30,689,941	3.00	—	—
Enterprise Bank & Trust	84,914,961	8.33	30,586,479	3.00	50,977,465	5.00

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	87,969,991	11.02	63,881,112	8.00	—	—
Enterprise Bank & Trust	83,669,404	10.52	63,650,480	8.00	79,563,100	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	77,981,054	9.77	31,940,556	4.00	—	—
Enterprise Bank & Trust	73,716,054	9.27	31,825,240	4.00	47,737,860	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	77,981,054	8.67	26,974,358	3.00	—	—
Enterprise Bank & Trust	73,716,054	8.22	26,902,290	3.00	44,837,150	5.00

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

The following table presents the scheduled repricing of market risk sensitive instruments at September 30, 2004:

(Dollars in Thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
ASSETS
Investments in debt and equity securities	$42,862	$7,200	$35,136	$4,225	$96	$3,488	$93,007
Short-term investments	38,854	—	—	—	—	—	38,854
Loans (1)	643,411	124,232	44,376	36,910	16,705	8,458	874,092
Loans held for sale	1,599	—	—	—	—	—	1,599

Total	$726,726	$131,432	$79,512	$41,135	$16,801	$11,946	$1,007,552

LIABILITIES
Savings, Now, and Money market deposits	$516,622	$—	$—	$—	$—	$—	$516,622
Certificates of deposit (1)	145,834	54,299	23,996	10,901	857	—	235,887
Subordinated debentures	—	—	—	—	—	20,619	20,619
Notes payable and other borrowings	5,035	1,525	1,250	650	1,050	2,333	11,843

Total	$667,491	$55,824	$25,246	$11,551	$1,907	$22,952	$784,971

Item 4: Disclosure Control and Procedures

As of September 30, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6: Exhibits and Reports on Form 8-K

(a).	Exhibits.

Exhibit Number	Description
*10.10	Key Executive Employment Agreement dated September 8, 2004, between Enterprise Financial Services Corp and Stephen P. Marsh.

*11.1	Statement regarding computation of per share earnings

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

*32.1	Chief Executive Officer Certification pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*Filed	herewith.

(b).	Reports on Form 8-K.

The Company filed a report on Form 8-K on July 23, 2004 containing the text of a press release issued by the Company concerning the announcement of second quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 8, 2004.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner
Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer