Form 10-K
period 2004-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2005-03-14
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from to

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP
( Exact Name of Registrant as Specified in its Charter)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K    ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 9, 2005:
Common Stock, par value $.01, $155,322,473

The number of shares outstanding of the Registrant’s common stock as of March 9, 2005 was:
Common Stock, par value $.01, 9,972,250 shares outstanding

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☒	No ☐

ENTERPRISE FINANCIAL SERVICES CORP

2004 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  You should be aware that Enterprise Financial Services Corp’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, including changes in accounting regulation or standards; of banks, credit risk; exposure to general and  local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; and technological developments; all of which could cause Enterprise Financial Services Corp’s actual results to differ from those set forth in the forward-looking statements.

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

On April 4, 2003, the Company transferred loans of $27.2 million, fixed assets of $1.1 million, and deposits of $48.2 million when it sold its Humboldt, Chanute and Iola, Kansas branches (“Southeast Kansas branches”) to Emprise Financial Corporation based in Wichita, Kansas.  Assets of $36.4 million and deposits of $50.1 million associated with these branches were shown as “held for sale” on the Company’s consolidated balance sheet at December 31, 2002.  The Company received a 2.0% premium on loans and a 4.75% premium on deposits, which generated a $3.1 million pretax gain less a $150,000 write-off of related goodwill associated with these branches.  All other items were sold at book value.  There were approximately $352,000 in expenses incurred related to the sale.  The Southeast Kansas branches were included in the Enterprise Banking segment.  These branches were sold because they were not a strategic fit for the Company and allowed the Company to redeploy bank capital and management resources to the key markets of St. Louis and Kansas City.

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

The Bank experiences significant competition in attracting depositors and borrowers.  Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms, and pension funds.  The primary factors in competing for loans are interest rates, loan structure and loan officer capability and service level.  Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies, and brokerage firms.  The primary factors in competing for deposits are overall deposit services, interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition.  Management believes that the Bank’s size provides the flexibility which enables it to offer an array of banking products and services.  Management also believes that the Bank’s financial condition also contributes to a favorable competitive position in the markets it serves.

Management believes the Bank is able to compete effectively in its markets because: 1) the Bank’s relationship officers and management maintain close working relationships with their clients; 2) the Bank’s management structure enables it to react to customer requests for loan and deposit services more quickly than many competitors; 3) the Bank’s management and officers have significant experience in the communities served by the Bank; and 4) the Bank is highly focused on the closely-held business and professional market.  Additionally, industry consolidation has resulted in fewer independent banks and fewer banks serving the Banks target market niche.  Management believes the Bank is one of only a few with a comprehensive business model specifically designed for closely-held businesses, their owners and the professional markets.

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

The Bank can expand its customer relationships and control operating costs by:  1) operating a small number of offices with a high per office asset base; 2) emphasizing commercial loans which tend to be larger than retail loans; 3) employing an experienced staff, all of whom are rewarded on the basis of performance and customer service; 4) improving data processing and operational systems to increase productivity and to control risk; 5) leasing rather than owning facilities where possible so that capital can be deployed more effectively to support growth in earning assets; and 6) outsourcing services where possible.

Each of the banking units has its own advisory board of directors, as does the Wealth Management business segment.  Each advisory board is comprised of business owners and professionals who fit the target client profile. Each board of directors takes an active role in the business development activities of its respective unit.  Input and understanding of the needs of the Bank’s current and target clients has been critical in the Bank’s past success and will be important in the Bank’s plans for future growth.

Wealth Management

In 1998, the Bank entered the trust and financial planning business on a full time basis when the Bank was granted trust powers. As a part of the organization of trust operations (“Trust” or “Enterprise Trust”), the Bank entered into solicitation and referral agreements with Moneta Group, Inc. (“Moneta”), a large financial planning company based in St. Louis, Missouri.  On December 24, 2003, the Bank entered into a new agreement with Moneta that superseded all previous agreements.  The new agreement calls for Moneta to provide training for new Trust employees, ongoing training for Trust employees, compliance and technical expertise, and access to institutional services for Trust in exchange for a flat fee in the form of cash.  Moneta will refer clients to Trust and in return will receive a portion of the revenue earned by Trust in the form of cash.  Moneta will continue to refer banking business to the Bank.

Enterprise Trust provides fee-based personal and corporate financial consulting and trust services to the Company’s target market. Personal financial consulting includes estate planning, investment management, and retirement planning.  Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession planning.  Some investment management services are provided through Argent Capital Management LLC (“Argent”), a money management company that invests principally in large capitalization companies.  The Company owns approximately 4.8% of Argent’s outstanding shares.

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

In 2004, the Company established Enterprise Business Consulting (“EBC”) and Enterprise Wealth Products Group (“WPG”).  Along with Trust, these products and service offerings make up the Company’s Wealth Management business segment.  Through a network of independent professionals and a referral fee arrangement, EBC offers business consulting services such as strategic planning, executive recruiting, compensation analysis and marketing, and WPG offers an array of life, annuity, disability income, long-term care and selected mutual funds through a licensed insurance general agency and a branch of an outside broker-dealer.

Market Areas and Approach to Expansion

In the St. Louis metropolitan area, the Bank has facilities in Clayton, St. Charles County, and the city of Sunset Hills.  The Bank also has facilities in Johnson County, Kansas and an office in the Country Club Plaza on the Missouri side of Kansas City.  The Company chose to locate in all of these markets based on high expectations for growth, high concentration of closely-held businesses and the high number of professionals in those markets.  As mentioned above, the Company believes that local management and the involvement of an advisory board of directors comprised of local business persons and professionals are key ingredients for success.  Management believes that credit decisions, pricing matters, business development strategies, and other decisions should be made locally by managers who have an equity stake in the Company while complying with the Bank’s policies, procedures and overall strategy.  The Company, as part of its expansion effort, plans to continue its strategy of operating a small number of offices with a high per office asset base, emphasizing commercial loans and employing experienced staff who are rewarded on the basis of performance and customer service.

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

After experiencing significant losses on merchant banking investments in 2001, the Company considered that the merchant banking investments were no longer a viable part of its long term business strategy and ceased such operations.

Investments

The Bank’s investment policy is designed to enhance its net income and return on equity through: prudent management of risk; ensuring liquidity to meet cash-flow requirements; managing interest rate risk: ensuring availability of collateral for public deposits, advances and repurchase agreements; and to seek asset diversification.  The Company, through its Asset/Liability Management Committee (“ALCO”), monitors the Bank’s investment activity and manages its liquidity by structuring the maturity dates of its investments to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads.  Accordingly, the ALCO monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds.  ALCO also utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities.

Employees

At December 31, 2004 the Company had approximately 214 full time equivalent employees. None of the Company’s employees is covered by a collective bargaining agreement.  Management believes that its relationship with its employees is good.

ITEM 2: PROPERTIES

All of the Company’s St. Louis banking facilities are leased under agreements that expire in 2010, 2008, 2012 and 2017, for Clayton, St. Louis County, the City of Sunset Hills, and St. Peters, respectively.  The Company has one future rental option for the Clayton facility with future rentals to be agreed upon. The Company has the option to renew the St. Louis County facility lease for two additional five-year periods. The first five year period is at a set rent with rent for the second five year period based upon a formula.  The Company has the option to renew the Sunset Hills facility lease for two additional five-year periods with future rentals to be agreed upon.  The Company has no future rental options for the St. Peters facility; however, during the term of the lease, the monthly rentals are adjusted periodically based on then-current market conditions and inflation. The Company’s Kansas City Country Club Plaza banking facility is leased under an agreement that expires in 2011.  The Company has the option to renew the Plaza facility lease for one 5 year term.  The banking facility in Overland Park, Kansas is owned by the Company.

The following is a list of the Company’s current facilities:

Facility	Address	Description

Enterprise Bank & Trust, Clayton	150 North Meramec Clayton, Missouri 63105	Commercial and Retail Banking

Enterprise Bank & Trust, St. Peters	300 St. Peters Centre Blvd. St. Peters, Missouri 63376	Commercial and Retail Banking

Enterprise Bank & Trust, Sunset Hills	3890 South Lindbergh Blvd. Sunset Hills, Missouri 63127	Commercial and Retail Banking

Enterprise Bank & Trust, Overland Park	12695 Metcalf Avenue Overland Park, Kansas 66213	Commercial and Retail Banking

Enterprise Bank & Trust, Plaza	444 W 47th Street Suite 110 Kansas City, Missouri 64112	Commercial and Retail Banking

Enterprise Bank & Trust, St. Louis	1281 North Warson Road St. Louis, Missouri 63132	Operations Center

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

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the quarter ended December 31, 2004.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASE OF EQUITY SECURITIES

As of March 9, 2005, the Company had approximately 725 common stock shareholders of record and a market price of $19.00 per share.  The common stock was not previously traded on an exchange but was traded on the Over-The-Counter Bulletin Board. Effective February 8, 2005, the Company’s common stock began trading on the NASDAQ National Market under the symbol “EFSC”.  Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock.

	Market Price		Dividends Declared

	High	Low

2003
First Quarter	$13.80	$12.70	$0.0200
Second Quarter	13.99	13.00	$0.0200
Third Quarter	13.70	12.75	$0.0200
Fourth Quarter	14.10	12.75	$0.0200
2004
First Quarter	$14.10	$13.15	$0.0250
Second Quarter	15.25	13.40	$0.0250
Third Quarter	15.00	14.00	$0.0250
Fourth Quarter	19.80	14.50	$0.0250

There may have been other transactions at prices not known to the Company.

The information contained in Note 14 “Compensation Plans” on page 69 of this Form 10-K is incorporated by reference in response to this item.

The Company has authorized the repurchase of up to 500,000 shares of its common stock.  In the quarter ended December 31, 2004, the Company repurchased no shares of its common stock.

Dividends

The holders of shares of common stock of the Company are entitled to receive dividends when declared by the Company’s Board of Directors out of funds legally available for the purpose of paying dividends. The amount of dividends, if any, that may be declared by the Company will be dependent on many factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Bank.  As a result, no assurance can be given that dividends will be paid in the future with respect to the Company’s common stock.  In addition, the Company currently plans to retain most of its earnings for growth.

Common Stock

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, par value $.01 per share.  Holders of the common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote. In all elections of directors, holders of common stock have the right to cast votes equaling the number of shares of common stock held by such stockholder multiplied by the number of directors to be elected.  All of such votes may be cast for a single director or may be distributed among the number of directors to be elected, or any two or more directors, as such stockholder elects. Holders of common stock have no preemptive, conversion, redemption, or sinking fund rights.  In the event of a liquidation, dissolution or winding-up of the Company, holders of common stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of all liabilities of the Company.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data should be read in connection with and are qualified by reference to the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.  This selected financial data presented below is derived from the Company’s audited consolidated financial statements as of and for the years ended: December 31, 2004, 2003, 2002, 2001, and 2000.

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002	2001	2000

EARNINGS SUMMARY:
Interest income	$48,893	$43,245	$45,207	$52,612	$56,030
Interest expense	12,169	10,544	14,343	23,810	27,596

Net interest income	36,724	32,701	30,864	28,802	28,434
Provision for loan losses	2,212	3,627	2,251	3,230	1,043
Noninterest income	7,122	10,091	5,366	(2,035)	2,863
Noninterest expense	29,331	28,215	27,364	24,830	21,845

Income before income taxes	12,303	10,950	6,615	(1,293)	8,409
Income taxes	4,088	4,025	1,614	1,242	3,208

NET INCOME (loss)	$8,215	$6,925	$5,001	$(2,535)	$5,201

Net income (loss) per share-basic	$0.85	$0.72	$0.53	$(0.28)	$0.58
Net income (loss) per share-diluted	0.82	0.70	0.52	(0.28)	0.54
Cash dividends per share	0.10	0.08	0.07	0.06	0.05
Book value per share	7.44	6.80	6.19	5.60	5.90
BALANCE SHEET DATA:
Year end balances:
Loans	$898,505	$783,878	$679,799	$602,747	$516,810
Allowance for loan losses	11,665	10,590	8,600	7,296	7,097
Assets held for sale	—	—	36,401	40,575	41,222
Assets	1,059,950	907,726	877,251	795,590	711,278
Deposits	939,628	796,400	716,314	655,553	576,268
Subordinated debentures	20,620	15,464	15,464	11,340	11,340
Borrowings	20,164	24,147	31,823	15,399	11,191
Liabilities held for sale	—	—	50,053	58,800	56,169
Shareholders’ equity	72,726	65,388	58,810	51,897	53,484
Average balances:
Loans	$847,270	$738,572	$693,551	$613,539	$517,381
Earning assets	967,854	825,973	779,194	701,582	628,222
Assets	1,008,022	868,303	820,730	743,503	662,497
Interest-bearing liabilities	748,434	647,087	629,651	583,343	529,527
Shareholders’ equity	68,854	63,175	55,361	56,623	50,132
SELECTED RATIOS:
Return on average equity	11.93%	10.96%	9.03%	N/A %	10.37%
Return on average assets	0.81	0.80	0.61	N/A	0.79
Efficiency ratio	66.90	65.94	75.53	92.76	69.80
Average equity to average assets	6.83	7.28	6.75	7.62	7.57
Yield on average interest-earning assets	5.10	5.29	5.84	7.52	8.95
Cost of interest-bearing liabilities	1.63	1.63	2.28	4.09	5.21
Net interest rate spread	3.47	3.66	3.56	3.43	3.74
Net interest rate margin	3.84	4.01	4.00	4.12	4.55
Nonperforming loans to total loans	0.20	0.20	0.57	0.62	0.39
Nonperforming assets to total assets	0.18	0.17	0.46	0.49	0.29
Net chargeoffs to average loans	0.13	0.22	0.14	0.49	0.14
Allowance for loan losses to total loans	1.30	1.35	1.27	1.21	1.37
Dividend payout ratio - basic	11.76	11.11	13.21	N/A	8.62

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 2004.  It should be read in conjunction with the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurances that actual results will not differ from those estimates.

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

Net income for 2004 was $8.2 million, or $0.82 per fully diluted share, an increase of $1.3 million or 18.6% compared to $6.9 million, or $0.70 per share for the prior year.  The Company experienced significant growth in both of its primary business segments: Banking and Wealth Management.  The improvement in earnings for 2004 was due to several factors:  1) earning asset growth funded mainly with core deposits; 2) stable interest-bearing liability rates; 3) strong asset quality; 4) strong fee income growth in wealth management; 5) minimal increases in noninterest expenses; and 6) a more favorable overall effective tax rate.  Partially offsetting these positive factors were lower gains on sale of mortgages.  Also, there was nothing to replace the gain on the sale of the Southeast Kansas branches recognized in 2003.

The majority of the Company’s revenue is net interest income in the Banking Segment.  Net interest income is a byproduct of earning asset volumes (i.e., loans and investment securities) and the net interest rate margin (i.e., the spread between earning asset yields and the overall cost of funding those assets).  The Company realized strong earning asset growth in 2004.  Along with managing credit risk and liquidity risk, managing interest rate risk is a key determinant of future earnings growth.

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

Given the reliance on net interest income for revenue growth, the Company continues to develop and expand fee income opportunities.  Continued growth in new relationships and penetration of banking products into existing relationships should continue to drive service charge revenue before the earnings credit rate impact.  In addition, the Bank offers single family residential mortgages that are sold servicing-released into the secondary mortgage market.  Interest rate levels significantly impact this revenue item.  The Company believes that Wealth Management services offer an attractive value proposition to our targeted client base, and in the long run will provide the necessary fee income growth and revenue diversification the Company seeks.  Assets under administration in the Wealth Management segment exceeded $1.3 billion at December 31, 2004.

The Company is focused on leveraging its current expense base and measures the “efficiency ratio” as a benchmark for improvement.  The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income).  This ratio was 67% in 2004.  Continued improvement is targeted to maintain strong earnings per share growth and generate higher returns on equity.

The Company is “well capitalized” under any regulatory definition and adequately reserved against loan losses as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected.  The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 of our consolidated financial statements.

Allowance for Loan Losses

Subject to the use of estimates, assumptions, and judgments, management’s evaluation process used to determine the adequacy of the allowance for loan losses combines several factors: management’s ongoing review of the loan portfolio; consideration of past loan loss experience; trends in past due and nonperforming loans; risk characteristics of the various classifications of loans; existing economic conditions; the fair value of underlying collateral; and other qualitative and quantitative factors which could affect probable credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.  The Company believes the allowance for loan losses is adequate and properly recorded in the consolidated financial statements.

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

Deferred Tax Assets

The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carry forward and tax credits.  Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not.  Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance.  In the event that management determines it would not be able to realize all or part of net deferred tax assets in the future, the Company would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made.  Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected.

Goodwill and Other Intangible Assets

At December 31, 2004 the Company had $1.9 million of goodwill.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, amortization of goodwill ceased as of January 1, 2002, and instead this asset must be periodically tested for impairment.  Goodwill arose from the acquisition of CGB.  Goodwill is tested for impairment utilizing the methodology and guidelines established in SFAS No. 142.  This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities.  Management believes that the assumptions utilized are reasonable.  However, the Company may incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

RESULTS OF OPERATIONS ANALYSIS

Performance Summary

The Company recorded net income of $8.2 million for the year ended December 31, 2004, an increase of $1.3 million or 18.6% over the $6.9 million earned in 2003.  Earnings per fully diluted share for 2004 were $0.82, a 17.1% increase over 2003 diluted earnings per share of $0.70.  Key factors behind these results were as follows:

Taxable equivalent net interest income was $37.2 million for 2004, $4.1 million or 12.3% higher than 2003.  Taxable equivalent interest income increased $5.7 million and interest expense increased $1.6 million.  This $4.1 million increase in taxable equivalent net interest income was due to increased volume of earning assets and liabilities (adding $5.1 million) partially offset by a decrease in interest rates ($1.0 million).

The net interest rate margin for 2004 was 3.84%, compared to 4.01% in 2003. The 17 basis point (“bp”) decrease in net interest rate margin is attributable to a 19 bp decrease in interest rate spread (the net of a 19 bp lower yield on earning assets and no change in the cost of interest-bearing liabilities), and a 2 bp higher contribution from net free funds.  Lower repricing on fixed rate loan maturities, a less favorable earning asset mix, less interest income from cash flow hedges and price competition for new loans were the main factors responsible for the declining interest-earning asset yield.

Total loans were $898.5 million at December 31, 2004, an increase of $114.6 million or 14.6% over December 31, 2003.  This growth was generated internally from the Company’s sales force and funded from increases in deposits of $143.2 million.

The provision for loan losses was $2.2 million for 2004 compared to $3.6 million for 2003.  The $1.4 million decrease in the provision for loan losses from 2003 to 2004 was due to stable and low non-performing loan levels, strengthening local economies and favorable delinquency trends.  The allowance for loan losses of $11.7 million at December 31, 2004 represents 1.30% of outstanding portfolio loans versus 1.35% at the end of 2003.

Noninterest income was $7.1 million for 2004, compared with $10.1 million in 2003.  Excluding the $2.9 million of gain on the sale of the Southeast Kansas branches in 2003, noninterest income was down $31,000.  A $250,000 increase, or 14.0%, in service charges on deposits and a $684,000 increase, or 18.9%, in wealth management income was offset by a $665,000 decrease in gains on the sale of mortgage loans and a $375,000 decrease in miscellaneous income.

Noninterest expense was $29.3 million, up $1.1 million or 4.0% over 2003.  Excluding the $554,000 charge taken in the 4th quarter of 2004 for unamortized debt issuance costs associated with the refinancing of subordinated debentures, noninterest expense was up 2.0%.

Income tax expense increased to $4.1 million, up $63,000 from 2003.  The increase was related to higher income before income tax in 2004 offset by the reversal of $241,000 in valuation allowance on deferred tax assets and $163,000 in state income tax refunds related to amendments of prior state income tax returns.

Net Interest Income

Net interest income is the primary source of the Company’s revenue.  Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund interest earning and other assets.  The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities.  Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Net interest spread and net interest rate margin are utilized to measure and explain changes in net interest income.  Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets.  The net interest rate margin is expressed as the percentage of net interest income to average interest-earning assets.  The net interest rate margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and shareholders’ equity, also support earning assets.

Net interest income (presented on a tax equivalent basis) was $37.2 million for 2004, an increase of $4.1 million or 12.3% from 2003.  The increase in net interest income was attributable to a higher level of interest-earning assets partially offset by lower interest-earning asset yields and higher volumes of interest-bearing liabilities.  The net interest rate margin for 2004 was 3.84%, compared to 4.01% in 2003.  The 17 bp decrease in net interest rate margin is attributable to the net of a 19 bp decrease in net interest spread (the net of a 19 bp lower yield on interest-earning assets and no change in the cost of interest-bearing liabilities), and a 2 bp higher contribution from net free funds.

As shown in the rate/volume analysis on page 14, changes in interest rates resulted in a $1.0 million decrease to net interest income, while increases in volume and changes to the mix of both interest-earning assets and interest-bearing liabilities added $5.1 million, for a net increase of $4.1 million in net interest income for 2004 over 2003.

For 2004, the cost of interest-bearing liabilities remained level with 2003 at 1.63%.  Higher rates paid on interest-bearing transaction accounts and money market accounts were offset by lower rates paid on certificates of deposit, subordinated debentures, and other borrowed funds.  The rates on interest-bearing transaction accounts and money market accounts tend to track with treasury bill rates and national money market funds, both of which were rising in 2004.  The Company’s certificate of deposit portfolio repriced to lower rates during the year as renewals reflected lower rates for these products in our local markets.  The interest-bearing liability rate changes resulted in $29,000 higher interest expense in 2004.

For 2004, the yield on interest-earning assets fell 19 bp to 5.10%, driven by a 15 bp decline in the loan yield.  The average loan yield was 5.48%.  Competitive pricing pressures, refinancing to lower fixed rates and less interest income from cash flow hedges put downward pressure on loan yields in 2004.  The yield on securities and short-term investments combined was up 12 bp to 2.45%.  The interest-earning asset rate changes reduced interest income by $1.0 million, a combination of $1.2 million lower interest on loans and $0.2 million higher interest on securities and short-term investments combined.

From a volume perspective, the growth and composition change of interest-earning assets in 2004 contributed an additional $6.7 million to net interest income, while the growth and composition of interest-bearing liabilities cost an additional $1.6 million, netting a $5.1 million increase in net interest income.

Average interest-earning assets were $967.9 million in 2004, an increase of $141.9 million or 17.2% from 2003. Loans accounted for the majority of the growth in interest-earning assets, increasing by $108.7 million or 14.7% to $847.3 million on average in 2004 and representing 87.5% of average interest-earning assets compared to 89.4% in 2003. For 2004, interest income on loans increased $6.0 million from growth, but decreased $1.2 million from the impact of the rate environment (as noted above), for a net increase of $4.8 million versus 2003 (see table on page 14).

Average interest-bearing liabilities were $748.4 million in 2004, an increase of $101.3 million or 15.7% from 2003.  The growth in earning assets was also supported by a $33.0 million or 21.8% increase in average noninterest-bearing deposits (a component of net free funds).  The growth in interest-bearing liabilities came from a $101.8 million increase in interest-bearing deposits, a $3.5 million increase in subordinated debentures, offset by a $4.0 million decrease in borrowed funds (includes Federal Home Loan Bank advances). For 2004, interest expense on interest-bearing liabilities increased $1.6 million due to this growth and the impact of rising rates increased interest expense on interest-bearing liabilities by $29,000 versus 2003.

Net interest income was $33.1 million for 2003, an increase of $2.0 million or 6.4% from 2002.  The increase in net interest income was attributable to a higher level of interest-earning assets and lower cost of interest-bearing liabilities partially offset by lower interest-earning asset yields and higher volumes of interest-bearing liabilities.  The net interest rate margin for 2003 was 4.01%, compared to 4.00% in 2002.  The 1 bp increase in net interest rate margin is attributable to the net of a 10 bp increase in net interest spread (the net of a 65 bp lower cost of interest-bearing liabilities offset by a 55 bp decrease in the yield on interest-earning assets), and a 9 bp lower contribution from net free funds.

As shown in the rate/volume analysis on page 14, changes in the rates resulted in a $732,000 decrease to net interest income, while increases in volume and changes to the mix of both earning assets and interest-bearing liabilities added $2.7 million, for a combined increase of $2.0 million in net interest income for 2003 over 2002.  Rate changes on interest-bearing liabilities lowered interest expense by $4.3 million, while the changes in rates on interest-earning assets reduced interest income by $5.1 million, for a net favorable impact of $732,000.

For 2003, the cost of interest-bearing liabilities decreased 65 basis points to 1.63%, aided by the low rate environment.  The combined average cost of interest-bearing deposits was 1.36%, down 70 bp from 2002, with the most significant rate declines seen in the money market accounts down 53 bp and certificates of deposit down 116 bp.  The rates on money market balances (including corporate sweep accounts) tend to track with treasury bill rates and national money market funds, both of which were falling in 2003.  The Company’s certificate of deposit portfolio also repriced to lower rates during the year as renewals and new balances reflected lower rates for these products in our local markets.  The interest-bearing liability rate changes resulted in $4.3 million lower interest expense with $4.1 million of that total attributable to interest-bearing deposits.

For 2003, the yield on interest-earning assets fell 55 bp to 5.29%, driven by a 61 bp decline in the loan yield.  The average loan yield was 5.63%.  The lower rate environment for new originations, competitive pricing pressures and refinancing in many loan categories put downward pressure on loan yields in 2003.  The yield on securities and short term investments combined was down 23 basis points to 2.33%.  The interest-earning asset rate changes reduced interest income by $5.1 million, a combination of $4.5 million lower interest on loans and $590,000 lower interest on securities and short-term investments combined.

From a volume perspective, the growth and composition change of interest-earning assets in 2003 contributed an additional $3.2 million to net interest income, while the growth and composition of interest-bearing liabilities cost an additional $520,000, netting a $2.7 million increase to net interest income.

Average interest-earning assets were $826.0 million in 2003, an increase of $46.8 million or 6.0% from 2002. Loans accounted for the majority of the growth in interest-earning assets, increasing by $45.0 million or 6.5% to $738.6 million on average in 2003 and representing 89.4% of average interest-earning assets compared to 89.0% in 2002. For 2003, interest income on loans increased $2.8 million from growth, but decreased $4.5 million from the impact of the rate environment (as noted above), for a net decrease of $1.7 million versus 2002 (see table on page 14).

Average interest-bearing liabilities were $647.1 million in 2003, an increase of $17.4 million or 2.8% from 2002.  The growth in earning assets was also supported by a $20.2 million or 15.4% increase in average noninterest-bearing deposits (a component of net free funds).  The growth in interest-bearing liabilities came from a $10.5 million increase in interest-bearing deposits, a $2.0 million increase in subordinated debentures, and a $4.9 million increase in borrowed funds (includes Federal Home Loan Bank advances). For 2003, interest expense on interest-bearing liabilities increased $520,000 due to this growth while the impact of declining rates reduced interest expense on interest-bearing liabilities by $4.3 million versus 2002.

The table on page 13 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, net interest spread and net interest rate margin on a taxable equivalent basis for the three years ended December 31, 2004.

Please note that the balance of loans and deposits associated with the Southeast Kansas branches are included in the following tables of the section for 2002 and approximately three months of 2003.

					For the years ended December 31,

	2004				2003

(Dollars in Thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets

Assets
Interest-earning assets:
Taxable loans (1)	$830,267	82.37%	$45,082	5.43%	$723,752	83.35%
Tax-exempt loans(2)	17,003	1.69	1,325	7.79	14,820	1.70

Total loans	847,270	84.06	46,407	5.48	738,572	85.05
Taxable investments in debt and equity securities	81,949	8.13	2,374	2.90	64,915	7.48
Non-taxable investments in debt and equity securities(2)	1,639	0.16	62	3.78	939	0.11
Short-term investments	36,996	3.67	522	1.41	21,547	2.48

Total securities and short-term investments	120,584	11.96	2,958	2.45	87,401	10.07

Total interest-earning assets	967,854	96.02	49,365	5.10	825,973	95.12
Noninterest-earning assets:
Cash and due from banks	30,031	2.98			29,068	3.35
Other assets	21,392	2.12			22,989	2.65
Allowance for loan losses	(11,255)	(1.12)			(9,727)	(1.12)

Total assets	$1,008,022	100.00%			$868,303	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$71,568	7.10%	$320	0.45%	$54,742	6.30%
Money market accounts	403,363	40.01	4,614	1.14	357,497	41.17
Savings	4,254	0.42	14	0.33	5,499	0.63
Certificates of deposit	225,529	22.38	5,050	2.24	185,175	21.33

Total interest-bearing deposits	704,714	69.91	9,998	1.42	602,913	69.43
Subordinated debentures	19,022	1.89	1,405	7.39	15,464	1.78
Borrowed funds	24,698	2.45	766	3.10	28,710	3.31

Total interest-bearing liabilities	748,434	74.25	12,169	1.63	647,087	74.52
Noninterest-bearing liabilities:
Demand deposits	184,116	18.27			151,140	17.41
Other liabilities	6,618	0.65			6,901	0.79

Total liabilities	939,168	93.17			805,128	92.72
Shareholders’ equity	68,854	6.83			63,175	7.28

Total liabilities & shareholders’ equity	$1,008,022	100.00%			$868,303	100.00%

Net interest income			$37,196

Net interest spread				3.47%
Net interest rate margin(3)				3.84%

	For the years ended December 31,

	2003		2002

(Dollars in Thousands)	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$40,451	5.59%	$685,455	83.52%	$42,785	6.24%
Tax-exempt loans(2)	1,167	7.87	8,096	0.99	494	6.10

Total loans	41,618	5.63	693,551	84.51	43,279	6.24
Taxable investments in debt and equity securities	1,802	2.78	44,358	5.40	1,590	3.58
Non-taxable investments in debt and equity securities(2)	35	3.73	18	0.00	1	5.53
Short-term investments	198	0.92	41,267	5.03	603	1.46

Total securities and short-term investments	2,035	2.33	85,643	10.43	2,194	2.56

Total interest-earning assets	43,653	5.29	779,194	94.94	45,473	5.84
Noninterest-earning assets:
Cash and due from banks			27,496	3.35
Other assets			22,170	2.70
Allowance for loan losses			(8,130)	(0.99)

Total assets			$820,730	100.00%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$169	0.31%	$62,104	7.57%	$269	0.43%
Money market accounts	3,475	0.97	332,700	40.54	5,001	1.50
Savings	24	0.44	8,571	1.04	84	0.98
Certificates of deposit	4,532	2.45	189,030	23.03	6,833	3.61

Total interest-bearing deposits	8,200	1.36	592,405	72.18	12,187	2.06
Subordinated debentures	1,270	8.21	13,453	1.64	1,152	8.56
Borrowed funds	1,073	3.74	23,793	2.90	1,004	4.22

Total interest-bearing liabilities	10,543	1.63	629,651	76.72	14,343	2.28
Noninterest-bearing liabilities:
Demand deposits			130,931	15.95
Other liabilities			4,787	0.58

Total liabilities			765,369	93.25
Shareholders’ equity			55,361	6.75

Total liabilities & shareholders’ equity			$820,730	100.00%

Net interest income	$33,110				$31,130

Net interest spread		3.66%				3.56%
Net interest rate margin(3)		4.01%				4.00%

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,526,000, $1,521,000 and $1,415,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%. The approximate tax-equivalent adjustments were $472,000, $409,000 and $266,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Net interest income divided by average total interest-earning assets.

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume:

	2004 Compared to 2003 Increase (decrease) Due to			2003 Compared to 2002 Increase (decrease) Due to

	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net

	(Dollars in Thousands)
Interest earned on:
Loans	$5,811	$(1,180)	$4,631	$2,303	$(4,637)	$(2,334)
Nontaxable loans (3)	170	(12)	158	498	175	673
Taxable investments in debt and equity securities	490	82	572	625	(413)	212
Nontaxable investments in debt and equity securities (3)	26	1	27	34	—	34
Short-term investments	186	138	324	(228)	(177)	(405)

Total interest-earning assets	$6,683	$(971)	$5,712	$3,232	$(5,052)	$(1,820)

Interest paid on:
Interest-bearing transaction accounts	$61	$90	$151	$(29)	$(71)	$(100)
Money market accounts	479	660	1,139	350	(1,876)	(1,526)
Savings	(5)	(5)	(10)	(23)	(37)	(60)
Certificates of deposit	928	(410)	518	(136)	(2,165)	(2,301)
Subordinated debentures	272	(137)	135	167	(49)	118
Borrowed funds	(138)	(169)	(307)	192	(123)	69

Total interest-bearing liabilities	1,597	29	1,626	520	(4,320)	(3,800)

Net interest income (loss)	$5,086	$(1,000)	$4,086	$2,712	$(732)	$1,980

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $2.2 million, $3.6 million, and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The $1.4 million decrease in the provision for loan losses from 2003 to 2004 was due to stable and low non-performing loan levels, strengthening local economies and favorable delinquency trends.

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

Noninterest Income

The following table depicts the annual changes in various noninterest income categories:

	Years ended December 31,

	2004	2003	$ Change

Service charges on deposit accounts	$2,031,915	$1,781,621	$250,294
Wealth Management income	4,306,349	3,621,927	684,422
Other service charges and fee income	394,852	369,352	25,500
Gain on sale of mortgage loans	262,258	927,395	(665,137)
Gain on sale of securities	126,480	77,884	48,596
Gain on sale of branches	—	2,937,976	(2,937,976)
Miscellaneous income	—	375,000	(375,000)

Total noninterest income	$7,121,854	$10,091,155	$(2,969,301)

	Years ended December 31,

	2003	2002	$ Change

Service charges on deposit accounts	$1,781,621	$1,771,417	$10,204
Wealth Management income	3,621,927	2,353,927	1,268,000
Other service charges and fee income	369,352	380,433	(11,081)
Gain on sale of mortgage loans	927,395	771,298	156,097
Gain on sale of securities	77,884	—	77,884
Gain on sale of branches	2,937,976	—	2,937,976
Recovery from Merchant Banc investments	—	88,889	(88,889)
Miscellaneous income	375,000	—	375,000

Total noninterest income	$10,091,155	$5,365,964	$4,725,191

Total noninterest income was $7.1 million in 2004 representing a $3.0 million, or 29.4%, decrease from 2003.  Excluding the $2.9 million gain on the sale of branches in 2003 total noninterest income decreased $31,000.  An analysis of this decrease by category follows:

The $250,000 increase in service charges on deposit accounts was the result of an increase in the number of accounts and balances outstanding, an increase in the fee schedule and better collection efforts of non-sufficient fund charges in 2004.

The $684,000 increase in Wealth Management income to $4.3 million during 2004 was the result of increased assets under administration, a more favorable mix of managed versus custodial assets, and the introduction of the Company’s new Wealth Products Group in March of 2004.  Assets under administration in Enterprise Trust were $1.33 billion at December 31, 2004 versus $1.15 billion at December 31, 2003.  The Wealth Products Group had revenue of $309,000 in 2004.

The $665,000 decrease in gain on the sale of mortgage loans was due to lower levels of refinancing activities in 2004 as compared to 2003.  Gains on the sale of securities were $126,000 in 2004 compared to $78,000 in 2003.  During 2004 securities were sold to slightly adjust the interest rate risk profile of the Company’s consolidated balance sheet in anticipation of higher rates.

During 2003 the Company recognized a $3.1 million gain on the sale of the Southeast Kansas branches, less a $150,000 write-off of related goodwill.  Also, in 2003, the Company recognized $375,000 of miscellaneous income from a lawsuit settlement in connection with, but not directly related to, a charged-off loan in 2002.

Total noninterest income was $10.1 million in 2003, representing a $4.7 million increase from 2002.  The major components associated with this increase are as follows:

The $1.3 million increase in Wealth Management income to $3.6 million during 2003 was the result of increased transaction-based fees including commissions from life insurance policy sales and increased assets under administration at Enterprise Trust.  Assets under administration in Enterprise Trust were $1.15 billion at December 31, 2003 versus $866 million at December 31, 2002.

The increase in the gains on sale of mortgage loans was due to changes in the interest rate environment during 2003. The $156,000 increase in the gains on the sale of mortgage loans during 2003 was due to a low interest rate environment from the dramatic rate decreases during 2002 and 2001.  This low interest rate environment spurred residential mortgage loan originations and refinancing, which increased mortgage loans sold.  The Company sells its mortgage loans and the related servicing rights to various third party investors shortly after the loans close.

Gains on the sale of investment securities were $78,000 for 2003 compared to $0 for 2002.  The Company sold several investment securities during 2003 for liquidity purposes.

The Company recognized a $3.1 million gain on the sale of the Southeast Kansas branches, less a $150,000 write-off of related goodwill in 2003.

Service charges on deposit accounts increased $10,000 during 2003.  The Southeast Kansas branch activity is included in 2002.  The slight increase in service charges on deposit accounts during 2003 was a result of an increase in the number of accounts, account activity and services provided offset by decreases related to the sale of the Southeast Kansas branches.

In 2003, as noted previously, the Company recognized $375,000 of miscellaneous income from a lawsuit settlement in connection with, but not directly related to, a charged-off loan in 2002.  The $89,000 recovery from Merchant Banc investments in 2002 presents a reimbursement from a participant guarantor for a line of credit guaranteed by the Company for a Merchant Banc investment written off in 2001.

Noninterest Expense

The following table depicts changes in various noninterest expense categories:

	December 31, 2004 verses 2003			December 31, 2003 verses 2002

	2004	2003	$ Change	2003	2002	$ Change

Employee compensation and benefits	$18,553,251	$17,698,276	$854,975	$17,698,276	$15,927,729	$1,770,547
Occupancy	2,090,012	1,973,874	116,138	1,973,874	1,900,812	73,062
Furniture, equipment and data processing	1,516,474	1,773,706	(257,232)	1,773,706	2,013,531	(239,825)
Correspondent bank charges	270,207	349,621	(79,414)	349,621	353,197	(3,576)
Professional, legal and consulting	955,353	1,052,084	(96,731)	1,052,084	1,182,659	(130,575)
Losses and settlement	62,548	80,585	(18,037)	80,585	1,371,361	(1,290,776)
Postage, courier and armored car	658,976	668,651	(9,675)	668,651	692,903	(24,252)
Meals, entertainment, and travel	663,914	655,849	8,065	655,849	618,749	37,100
Stationary and office supplies	343,934	324,545	19,389	324,545	414,624	(90,079)
Communications	244,703	302,282	(57,579)	302,282	339,492	(37,210)
Marketing and public relations	551,993	317,750	234,243	317,750	202,707	115,043
Director related expense	166,515	449,482	(282,967)	449,482	171,886	277,596
Noncompete expense	180,000	380,000	(200,000)	380,000	200,000	180,000
FDIC and other insurance	417,271	419,650	(2,379)	419,650	425,531	(5,881)
TRUPS amortization	599,352	40,616	558,736	40,616	38,967	1,649
Other	2,056,546	1,728,423	328,123	1,728,423	1,509,746	218,677

Total noninterest expense	$29,331,049	$28,215,394	$1,115,655	$28,215,394	$27,363,894	$851,500

Total noninterest expense in 2004 was $29.3 million, a $1.1 million, or 4%, increase over 2003.  An analysis of this increase by category follows:

Employee compensation and benefits increased $855,000, or 4.8%, in 2004 over 2003.  Annual merit increases and higher compensation of new middle and senior management hired during 2003 and 2004 represent $705,000 of the increase.  Payouts under the Company’s incentive bonus program and 401(k) match benefit, both of which are tied to performance targets increased $118,000.  As a result of the higher compensation, payroll taxes increased $94,000.  Employee benefits increased $151,000 due to $103,000 of increased medical and disability insurance expenses and $48,000 additional expenses related to life insurance and other benefits such as car allowances.  Also, compensation expense increased $146,000 due to the accelerating of the vesting on the Company’s outstanding stock options.  These increases were partially offset by $329,000 in lower commission expenses related to our Wealth Management operations.

Historically the Company had used stock options as the long term incentive component of many officers’ total compensation.  These equity instruments helped align officer and shareholder interests and have proven to be an attractive tool for both recruiting and retaining talented officers.

Beginning in late 2003 and during 2004, the Board and its Compensation Committee, like many others in public companies, became increasingly uncomfortable with the level of uncertainty and judgments required in valuing and expensing these options, since they are not publicly traded, and then having to record such uncertain amounts in future years.  In addition, the Board and management were interested in tying long term incentives even more directly to the Company’s earning per share growth rates, while retaining the recruiting and retention power of equity-based compensation.

Under the terms of the Long Term Incentive Plan (“LTIP”) adopted by the Board of Directors effective January 1, 2005 and phasing in over three years, the Company will award restricted share units (“RSU’s”) to selected personnel based on the Company’s three year rolling average increase in earnings per share in comparison to a peer group of approximately 150 financial institutions.  RSU’s will be expensed annually as they vest and will impact earnings per share accordingly in 2005 and beyond.  The amount expensed is easily determinable based on the number of RSU’s times the stock price at award date.  This is in direct contrast to options where multiple levels of inputs and potentially multiple models would be necessary.

Based on the valuation and accounting uncertainties under proposed accounting treatment for stock options at the time, and the fact that no associates had been awarded any long term incentive for eighteen months in the midst of a very competitive environment for banking talent, the Board of Directors accelerated the vesting on the Company’s outstanding stock options during the fourth quarter of 2004.

This action resulted in two financial reporting impacts.  First, the remaining fair value of all outstanding stock options was recognized in 2004 as part of the pro-forma footnote disclosures.  Secondly, the Company recognized $146,000 of compensation expense in the fourth quarter of 2004 based on the product of the number of outstanding unvested options times the spread between their weighted average stock price and the Company stock price on October 1, 2004 times the estimated option forfeiture rate of 9.5%.  The forfeiture rate is based on the Company’s history over the past several years, but actual forfeiture effects in the future will be measured and recognized in expense for any differences versus the estimate.

In summary, the acceleration of the options vesting 1) assisted in the transition with officers to an even more closely aligned business metric, 2) eliminated uncertain LTIP expense impacts on future earnings, and 3) rewarded officers for the performance of the past two years.

Occupancy expense increased $116,000 to $2.1 million in 2004.  The increase was due to scheduled rent increases on various Company facilities and additional space leased at the Company’s Operation Center.

The $257,000 decrease in furniture, equipment and data processing is related to lower depreciation expense as some assets have become fully depreciated.

Professional, legal and consulting expenses decreased $97,000 during 2004.  Expenses related to non-performing loan legal issues and other special matters decreased by $232,000 in 2004.  Legal issues and other special matters related to the 2003 sale of Southeast Kansas branches contributed $93,000 to the decrease.  This decrease was offset by $225,000 of additional expenses related to Sarbanes-Oxley 404 compliance and $82,000 of outside consulting for the Company’s compensation committee.  The remaining decrease was due to less work on special matters such as human resource consulting, tax consulting and various legal issues.

Losses and settlements decreased $18,000 during 2004.  In both 2004 and 2003, the Bank recognized a $50,000 legal settlement expense related to a loan dispute with another financial institution.

Marketing and public relations expenses increased $234,000 to $552,000 in 2004.  Historically, the Company did not invest in marketing campaigns.  During 2003, the Company began several initiatives to increase its presence in its two markets, including sponsoring a “university” for private business owners, soliciting customer surveys, and advertising in local business periodicals aimed at the Company’s target market.  These efforts continued in 2004 and expanded to include radio and television spots which increased the cost of the campaign.

Director related expenses decreased $283,000 in 2004.  Approximately $175,000 of this decrease was related to director incentive and appreciation programs earned in 2003.  The remainder of the variance is due to fewer outstanding Stock Appreciation Rights (SARs) which require marking to market versus 2003.  Prior to 2001, SARs were used as compensation for director time.

In 2004, the Company recognized $180,000 in noncompete expenses related to the former CEO, who resigned in 2002.  In 2003, the Company recognized $380,000 in noncompete expenses related to the former CEO and another former employee.

Trust Preferred Securities (“TRUPS”) amortization increased $559,000 in 2004 due the write-off of $554,000 of unamortized debt issuance costs related to the refinancing of $11 million of Trust Preferred Securities (TRUPS).

The $328,000 increase in other expenses is due to $163,000 of expenses related to a nonperforming loan and $150,000 writedown on a foreclosed real estate property.

Total noninterest expense in 2003 was $28.2 million, a $852,000, or 3.1%, increase over 2002.

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

Occupancy expense increased $73,000 in 2003 due to scheduled rent increases on various Company facilities offset by a decrease in building depreciation expense related to the sale of the Southeast Kansas branch buildings.

The $240,000 decrease in furniture, equipment and data processing along with the $37,000 decrease in communications expense was the result of savings from information technology and communications upgrades in 2002, and the discontinuation of depreciation on Southeast Kansas assets sold in 2003.

Professional, legal and consulting expenses decreased $131,000 during 2003 due to less work on special matters.  In 2002, these items included Merchant Banc recovery efforts, financial reporting and accounting issues, legal review on new laws and certain contracts, and implementation of tax planning work, among other items.

During 2003, the Bank recognized $25,000 in fraud losses during the first quarter of 2002, net of recoveries.  In accordance with SFAS No. 5, Accounting for Contingencies, the Company recognized $1,300,000 in expense during 2002 related to settlement of a dispute with another financial institution pursuant to an agreement signed in February of 2003.  During 2003 the Company paid $725,000 of this settlement and paid the remaining $575,000 in 2004.

The $219,000 increase in other expenses was due to 1) an $80,000 mark-to-market on the Company’s non-qualified deferred compensation program for certain executives, 2) $83,000 is related to officer, senior management and board meeting expenses throughout the year, 3) $32,000 of increased professional and social memberships and 4) $32,000 write-off of a Kansas City fund investment acquired with CGB in 2000.

Income Taxes

Income tax expense was $4.1 million, $4.0 million, and $1.6 million, for 2004, 2003, and 2002, respectively.  The effective tax rates were 33%, 37%, and 24% for 2004, 2003, and 2002, respectively.  In 2001, a valuation allowance was established in the amount of $1.0 million related to capital losses on certain merchant banking investments.  As of December 31, 2001, the Company had determined it was more likely than not that certain of the deferred tax assets related to the capital losses would not be realized.  Due to the availability of certain tax planning strategies in the fourth quarter of 2002 (i.e. the sale of the branches which would generate significant capital gains), the Company reversed $800,000 of the valuation allowance recorded in 2001.  During 2004, the Company reversed the remaining $241,000 of the valuation allowance.  The nature and deductibility of these losses were finally determined when the Company filed its 2003 income tax returns during 2004.  Also, during 2004, the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.

Fourth Quarter Results

The Company earned $1.8 million in net income for the fourth quarter ended December 31, 2004, a $412,000 increase over net income of $1.4 million the same period in 2003.  This increase was due to several factors.

The net interest rate margin was 3.85% for the fourth quarter of 2004 as compared to 3.89% for the same period in 2003.  Net interest income in the fourth quarter of 2004 increased $1.7 million from the fourth quarter of 2003.  This increase in net interest income was the result of a $1.1 million increase in interest expense offset by a $2.8 million increase in interest income.  The cost of interest-bearing liabilities increased to 1.82% for the fourth quarter of 2004 from 1.50% for the same period in 2003.  This increase is attributed mainly to an increase in money market interest rates.  The yield on average interest-earning assets increased to 5.25% during the fourth quarter of 2004 as compared to 5.05% during the same period in 2003.  The increase in asset yield was due to several prime rate increases during 2004.

The provision for loan losses was $775,000 in the fourth quarter of 2004 versus $899,000 in 2003.  The decrease of $124,000 was due to stable and low non-performing loan levels, strengthening local economies and favorable delinquency trends.

Noninterest income was $1.9 million during the fourth quarter of 2004, a $197,000 decrease over $2.1 million in noninterest income during the same period in 2003.  This decrease was the result of increased wealth management income being offset by the recognition of a $375,000 legal settlement in the 4th quarter of 2003.

Noninterest expense was $8.3 million during the fourth quarter of 2004 versus $7.3 million during the same period in 2003.  This represents a $1.0 million or 14% increase.  This increase was due to the following items recognized in the fourth quarter of 2004: 1) $554,000 charge for unamortized debt issuance costs related to $11 million of subordinated debentures that were refinanced; 2) a $150,000 valuation write-down on the Bank’s only foreclosed real estate asset; and 3) $146,000 of compensation expense related to the vesting acceleration of employee stock options and the Company’s new LTIP.

Income tax expense was $1.1 million during the fourth quarter of 2004 versus $829,000 in the same period in 2003.  The effective tax rates were 37% for both periods in 2004 and 2003.

The Company earned $1.4 million in net income for the fourth quarter ended December 31, 2003, an $88,000 increase over net income of $1.3 million the same period in 2002.  This increase was due to several factors.

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

Noninterest income was $2.1 million during the fourth quarter of 2003, a $651,000 increase over $1.5 million in noninterest income during the same period in 2002.  This increase is primarily the result of the recognition of a $375,000 legal settlement in December 2003.

Noninterest expense was $7.3 million during the fourth quarter of 2003 versus $8.2 million during the same period in 2002.  This represents a $943,000 or 11% decrease.  During 2002, the Company recognized a $1.3 legal settlement expense.  Excluding the settlement expense noninterest expenses increased $357,000 or 5% in 2003 compared to 2002.

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

BALANCE SHEET ANALYSIS

Total assets at December 31, 2004 were $1.1 billion, an increase of $152 million, or 17%, over total assets of $908 million at December 31, 2003.  The increase in total assets was related to growth in loans and investment securities.  Loans were $899 million, an increase of $115 million, or 15%, over total loans of $784 million at December 31, 2003.  The increase in loans is attributed, in part, to the success of the Company’s relationship officer’s efforts. Investment securities were $122 million, an increase of $38 million, or 45%,from a comparable balance of $84 million at December 31, 2003.  At December 31, 2004, investment securities included $30 million of short term discount agency securities which matured in January 2005.  These investments were used as an alternative to overnight funds to obtain more yield.

Total deposits at December 31, 2004 were $940 million, an increase of $143 million, or 18%, over total deposits of $796 million at December 31, 2003.  This deposit growth occurred in demand deposits, interest-bearing transaction deposits, money market deposits and certificates of deposit $100,000 and over as a result of new client relationships and increased sales penetration of existing clients.  Demand deposits grew $32 million, or 20%, during 2004.  Money market deposits were $432 million, an increase of $61 million, or 16%, over money market deposits at December 31, 2003.  Certificates of deposit $100,000 and over were $179 million, an increase of $25 million, or 16%, over December 31, 2003 balances.

Total shareholders’ equity at December 31, 2004 was $73 million, an increase of $7 million compared to shareholders’ equity at December 31, 2003.  The increase in equity was due to net income of $8.2 million for the year ended December 31, 2004 and the exercise of incentive stock options offset by dividends paid to shareholders and changes in accumulated other comprehensive income.

Total assets at December 31, 2003 were $908 million, an increase of $31 million, or 3%, over total assets of $877 million at December 31, 2002.  The increase in total assets was related to loan growth which was partially offset by the transfer of $28 million in assets and $48 million in deposits at the closing of the sale of the Southeast Kansas branches on April 4, 2003.  Loans and leases, net of unearned loan fees, were $784 million, an increase of $104 million, or 15%, over total loans and leases of $680 million at December 31, 2002.  The increase in loans was attributed, in part, to the success of the Company’s relationship officer’s efforts. Federal funds sold, interest-bearing deposits and investment securities were $84 million and $100 million at December 31, 2003 and December 31, 2002, respectively.  The reduction of these balances in aggregate since December 31, 2002 partially offset the shortfall in deposit growth to fund new loan volume.

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

Loans

Loans, less unearned loan fees, represented 84.8% of total assets as of December 31, 2004, compared to 86.4% of total assets at December 31, 2003.  Total loans, less unearned loan fees, increased $115 million to $899 million for the year ended December 31, 2004, and $104 million to $784 million for the year ended December 31, 2003.  These increases were a result of our internal business development activities in our existing markets.

The following table sets forth the composition of the Company’s loan portfolio by type of loans at the dates indicated:

	December 31,

	2004		2003		2002

	Amount	Percent Of Total Loans	Amount	Percent Of Total Loans	Amount	Percent Of Total Loans

	(Dollars in Thousands)
Commercial and industrial	$253,594	28.22%	$209,928	26.79%	$167,842	24.69%
Real estate:
Commercial	328,986	36.62	257,202	32.81	187,044	27.51
Construction	127,180	14.15	130,074	16.59	139,319	20.49
Residential	149,293	16.62	150,371	19.18	189,613	27.89
Consumer and other	39,452	4.39	36,303	4.63	31,275	4.60
Less: Portfolio loans held for sale	—	—	—	—	(35,294)	(5.18)

Net Loans	$898,505	100.00%	$783,878	100.00%	$679,799	100.00%

	December 31,

	2001		2000

	Amount	Percent Of Total Loans	Amount	Percent Of Total Loans

	(Dollars in Thousands)
Commercial and industrial	$160,218	26.58%	$153,357	29.68%
Real estate:
Commercial	167,378	27.77	134,133	25.95
Construction	123,788	20.54	128,779	24.92
Residential	162,100	26.89	114,212	22.10
Consumer and other	28,570	4.74	26,312	5.09
Less: Portfolio loans held for sale	(39,307)	(6.52)	(39,983)	(7.74)

Net Loans	$602,747	100.00%	$516,810	100.00%

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

Real estate residential loans include residential mortgages (which consist of loans that, due to size, do not qualify for conventional home mortgages, that the Company sells into the secondary market and second mortgages) and home equity lines.  Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

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

The loan portfolio is widely diversified by types of borrowers and industries within our two metropolitan markets.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2004, no significant concentrations existed in the Company’s portfolio in excess of 10% of loans.

Loans at December 31, 2004 mature or reprice as follows:

	Loans Maturing or Repricing

	In One Year or Less	After One Through Five Years	After Five Years	Total

	(Dollars in Thousands)
Fixed Rate Loans (1)
Commercial and industrial	$11,596	$37,088	$1,507	$50,191
Real estate:
Commercial	39,138	92,618	1,339	133,095
Construction	8,643	3,178	—	11,821
Residential	10,389	24,553	3	34,945
Consumer and other	2,567	2,373	7,115	12,055

Total	$72,333	$159,810	$9,964	$242,107

Variable Rate Loans (1) (2)
Commercial and industrial	$203,403	$—	$—	$203,403
Real estate:
Commercial	195,891	—	—	195,891
Construction	115,359	—	—	115,359
Residential	114,348	—	—	114,348
Consumer and other	27,397	—	—	27,397

Total	$656,398	$—	$—	$656,398

Loans (1) (2)
Commercial and industrial	$214,999	$37,088	$1,507	$253,594
Real estate:
Commercial	235,029	92,618	1,339	328,986
Construction	124,002	3,178	—	127,180
Residential	124,737	24,553	3	149,293
Consumer and other	29,964	2,373	7,115	39,452

Total	$728,731	$159,810	$9,964	$898,505

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

At December 31, 2004, the allowance for loan losses was $11.7 million compared to $10.6 million at December 31, 2003.  The $1.1 million increase was the net result of a $2.2 million provision for loan losses offset by $1.1 million of net charge-offs.  The provision for loan losses is predominantly a function of the result of the methodology and other qualitative and quantitative factors used to determine the allowance for loan losses.  As of December 31, 2004, the allowance for loan losses to total loans was 1.30% and covered 639% of nonperforming loans, compared to 1.35% and 684%, respectively, at December 31, 2003.  The tables on pages 24 and 26 provide additional information regarding activity in the allowance for loan losses, and the table on page 27 provides additional information regarding nonperforming loans.

Net charge-offs were $1.1 million or .13% of average loans for 2004, compared to $1.6 million or .22% of average loans for 2003, and were $947,000 or .14% of average loans for 2002.  Historically losses typically originate from a variety of different relationships.  However, in 2001, $2.3 million or 75% of the losses were related to one manufacturing entity that experienced significant revenue declines as a result of its reliance on the beleaguered automotive industry at the time.  Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance charged to expense.

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in Thousands)
Allowance at beginning of period	$10,590	$8,600	$7,296	$7,097	$6,758

Loans charged off:
Commercial and industrial	425	1,492	700	2,538	682
Real estate:
Commercial	577	—	25	279	48
Construction	—	—	—	—	—
Residential	100	335	417	165	32
Consumer and other	194	77	104	170	26

Total loans charged off	1,296	1,904	1,246	3,152	788

Recoveries of loans previously charged off:
Commercial and industrial	92	107	55	38	63
Real estate:
Commercial	—	66	8	25	—
Construction	—	—	—	—	—
Residential	42	38	192	52	13
Consumer and other	25	56	44	6	8

Total recoveries of loans	159	267	299	121	84

Net loans charged off	1,137	1,637	947	3,031	704

Provision for loan losses	2,212	3,627	2,251	3,230	1,043

Allowance at end of period	$11,665	$10,590	$8,600	$7,296	$7,097

Average loans	$847,270	$738,572	$693,551	$613,539	$517,381
Total loans	898,505	783,878	679,799	602,747	516,810
Nonperforming loans	1,827	1,548	3,888	3,749	2,005
Net charge-offs to average loans	0.13%	0.22%	0.14%	0.49%	0.14%
Allowance for loan losses to loans	1.30	1.35	1.27	1.21	1.37

The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure.  These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made, and at each renewal date.

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

Loans on the watch list require detailed loan status reports, including recommended corrective actions, prepared by the responsible loan officer every three months.  These reports are then discussed in formal meetings with the Chief Credit Officer and Chief Executive Officer of the Bank.

Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or the credit analyst department at any time.  Upgrades of risk ratings may only be made with the concurrence of the Chief Credit Officer and Loan Review.

In determining the allowance and the related provision for loan losses, three principal elements are considered:

1)	specific allocations based upon probable losses identified during a monthly review of the loan portfolio,
2)	allocations based principally on the Company’s risk rating formulas, and
3)	an unallocated allowance based on subjective factors.

The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans considered to be impaired.  These estimates are based upon collateral exposure, if they are collateral dependent for collection.  Otherwise, discounted cash flows are estimated and used to assign loss.

The second element reflects the application of our loan rating system.  This rating system is similar to those employed by state and federal banking regulators.  Loans are rated and assigned a loss allocation factor for each category that is consistent with our historical losses, adjusted for environmental factors.  The higher the rating assigned to a loan, the greater the allocation percentage that is applied.

The unallocated allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments.  The conditions evaluated in connection with the unallocated allowance include the following:

•	general economic and business conditions affecting our key lending areas;
•	credit quality trends (including trends in nonperforming loans expected to result from existing conditions);
•	collateral values;
•	loan volumes and concentrations;
•	competitive factors resulting in shifts in underwriting criteria;
•	specific industry conditions within portfolio segments;
•	recent loss experience in particular segments of the portfolio;
•	bank regulatory examination results; and
•	findings of our internal loan review department.

Executive management reviews these conditions quarterly in discussion with our entire lending staff.  To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment.  Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

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

Prior to 2004, the methods of calculating the allowance requirements had not changed significantly over time. The reallocations among different categories of loans that appear between periods were the result of the redistribution of the individual loans that comprise the aggregate portfolio due to the factors listed above.  However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in nonperforming loans.  Consequently, while there are no specific allocations of the allowance resulting from economic or market conditions or actual or expected trends in nonperforming loans, these factors are considered in the initial assignment of risk ratings to loans, subsequent changes to those risk ratings and to a lesser extent in the size of the unallocated reserve amount.

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2004:

	December 31,

	2004		2003		2002

	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans

	(Dollars in Thousands)
Commercial and industrial	$2,948	28.22%	$2,948	26.79%	$2,846	24.69%
Real estate:
Commercial	3,671	36.62	3,715	32.81	1,903	27.51
Construction	1,037	14.15	1,099	16.59	1,062	20.49
Residential	1,903	16.62	2,093	19.18	2,369	27.89
Consumer and other	283	4.39	245	4.63	244	4.60
Loans held for sale	—		—	—	—	(5.18)
Not allocated	1,823	—	490		176

Total	$11,665	100.00%	$10,590	100.00%	$8,600	100.00%

	December 31,

	2001		2000

	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans

Commercial and industrial	$2,366	26.58%	$3,046	29.68%
Real estate:
Commercial	1,915	27.77	1,589	25.95
Construction	932	20.54	833	24.92
Residential	1,625	26.89	1,026	22.10
Consumer and other	198	4.74	312	5.09
Loans held for sale	—	(6.52)	—	(7.74)
Not allocated	260		291

Total	$7,296	100.00%	$7,097	100.00%

At December 31, 2004, the unallocated allowance was $1.8 million compared to $490,000 at December 31, 2003.  Beginning in 2004, as a part of an overall effort to further improve its risk assessment, the Company refined its methodology with special attention to the unallocated allowance.  The unallocated allowance is based on factors that cannot necessarily be associated with a specific loan or loan category.  In its assessment as of December 31, 2004, management focused on the following factors and conditions:

•

There is a level of imprecision necessarily inherent in the estimates of expected loan losses, and the unallocated reserve gives reasonable assurance that this level of imprecision in our formula methodologies is adequately provided for.

•	With respect to the real estate sector, management considered the continued weakness in the commercial office market with vacancy rates continuing to remain high and rents continuing to remain soft.
•

Pressures to maintain and grow the loan portfolio in a slower economic environment with increasing competition from de novo institutions and larger competitors have to some degree affected credit granting criteria adversely.  The Company monitors the disposition of all credits, which have been approved through its Executive Loan Committee in order to better understand competitive shifts in underwriting criteria.  During 2004 the Company approved but was unable to fund in excess of $90 million of credit where the competition was willing to commit credit terms on a basis that the Company was unwilling to match.

•

While the Bank’s target client has not changed, the Bank is focusing more of its calling efforts on larger middle market commercial and industrial companies.  This move “up market” results in larger average loans per client, and generally more complex credit structures.

While the Company has no significant specific industry concentration risk, analysis shows that over 60% of the loan portfolio is dependent on real estate collateral.  The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level.  However, the percentage of the portfolio secured by commercial real estate has increased from 27.5% at December 31, 2002 to 36.6% at December 31, 2004.  Given the trend of rising rates inherent in the current economic cycle and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it prudent to increase the unallocated reserve component.

Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies.  The percentage of the portfolio represented by these clients has increased from 24.7% at December 31, 2002 to 28.2% at December 31, 2004.  Management believes it prudent to increase the percentage of the unallocated reserve to cover the risks inherent in the higher average loan size of these relationships.

Finally, management believes that the level of competition for credit relationships has increased substantially over the past year in both of our primary markets.  The entry of National City Bank and Associates Bank into the St. Louis market in addition to the six new banking charters, which have either opened or are in the application stage are examples of this increased level of competition.  To the extent that substantially increased levels of competition for credit may inherently result in an increased level of credit risk, management believes it is prudent to increase the Company’s unallocated reserve component.

Nonperforming assets include nonaccrual loans, loans with payments past due 90 days or more and still accruing interest, restructured loans and foreclosed real estate.  The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	2004	2003	2002	2001	2000

	(Dollars in Thousands)
Non-accrual loans	$1,827	$1,548	$2,212	$2,506	$1,798
Loans past due 90 days or more and still accruing interest	—	—	—	—	207
Restructured loans	—	—	1,676	1,243	—

Total noperforming loans	1,827	1,548	3,888	3,749	2,005
Foreclosed property	123	—	125	138	77

Total non performing assets	$1,950	$1,548	$4,013	$3,887	$2,082

Total assets	$1,059,950	$907,726	$875,987	$795,250	$710,063
Total loans	898,505	783,878	679,799	602,747	516,810
Total loans plus foreclosed property	898,628	783,878	679,924	602,885	516,887
Nonperforming loans to loans	0.20%	0.20%	0.57%	0.62%	0.39%
Nonperforming assets to loans plus foreclosed property	0.22	0.20	0.59	0.64	0.40
Nonperforming assets to total assets	0.18	0.17	0.46	0.49	0.29
Allowance for loan losses to non-performing loans	639.00%	684.00%	221.00%	195.00%	354.00%

Nonperforming loans are defined as loans on nonaccrual status, loans 90 days or more past due but still accruing, and restructured loans.  Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due.  Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible.  If collectibility of the principal is in doubt, payments received are applied to loan principal.

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

Nonperforming loans were $1.8 million at December 31, 2004, in comparison to $1.5 million and $3.9 million at December 31, 2003 and 2002, respectively.  The decrease in nonperforming loans for 2003 was the result of successful efforts by management to encourage customers to either refinance the credit at another financial institution or liquidate collateral and reduce our exposure.  In some other cases, the nonperforming loans were charged off and recovery efforts begun.  Approximately 36% and 37% of the nonperforming loans at December 31, 2004 and 2003, respectively, relate to a printing company and the remainder consists of five and eight different borrowers, respectively.

At December 31, 2001, $1.9 million or 75% of the nonaccrual totals related to the owner of a large distribution company that filed bankruptcy.  $1.2 million of the restructured loans as of December 31, 2001 and 2002 relate to an auto dealership that had financial difficulties.  The remainder of the balances in 2001 and 2002 represent ten to twenty different borrowers.

The Company’s nonaccrual loans and restructured loans meet the definition of “impaired loans” under U.S. GAAP.  As of December 31, 2004, 2003 and 2002, the Company had 8, 11, and 17 impaired loans in the aggregate amounts of $1.8 million, $1.5 million and $3.9 million, respectively, all of which are considered potential problem loans as well.

Management believes that the allowance for loan loss levels are adequate.

Investment Portfolio

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,

	2004		2003		2002

	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$98,944	81.34%	$51,869	61.79%	$38,826	57.87%
Municipal Bonds	1,616	1.33	1,658	1.97	—	—
Mortgage-backed securities	18,514	15.22	27,814	33.13	25,812	38.47
Equity securities	2,564	2.11	2,608	3.11	2,457	3.66

	$121,638	100.00%	$83,949	100.00%	$67,095	100.00%

As of December 31, 2004, debt securities with an amortized cost of $8,000 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $122 million were classified as available for sale securities.  The market valuation account for the available for sale securities was $(667,000) to decrease the recorded balance of such securities at December 31, 2004 to fair value on that date. The Company had no securities classified as trading at December 31, 2004.

As of December 31, 2003, debt securities with an amortized cost of $9,800 were classified as held to maturity securities, and debt and equity securities with an amortized cost of $84 million were classified as available for sale securities.  The market valuation account for the available for sale securities was $104,000 to increase the recorded balance of such securities at December 31, 2003 to fair value on that date. The Company had no securities classified as trading at December 31, 2003.

As of December 31, 2002, debt securities with an amortized cost of $13,000 were classified as held to maturity securities and debt and equity securities with an amortized cost of $66 million were classified as available for sale securities.  The market valuation account for the available for sale securities was $470,000 to increase the recorded balance of such securities at December 31, 2002 to fair value on that date.  The Company had no securities classified as trading at December 31, 2002.

The size of the investment portfolio is 5-10% of total assets and will vary within that range based on liquidity.

The following table summarizes expected maturity (2) and yield information on the investment portfolio at December 31, 2004:

	Carrying Value	Yield (1)

	(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies:
Within 1 year	$31,219	2.30%
1 to 5 years	67,725	3.03
5 to 10 years	—	—
No stated maturity	—	—

Total	$98,944	2.80%

Municipal Bonds:
Within 1 year	$356	2.33%
1 to 5 years	790	3.39
5 to 10 years	470	5.55
10 or more years	—	—
No stated maturity	—	—

Total	$1,616	3.78%

Mortgage-backed securities:
Within 1 year	$1,557	3.03%
1 to 5 years	16,902	3.27
5 to 10 years	55	6.25
10 or more years	—	—
No stated maturity	—	—

Total	$18,514	3.26%

Equity securities:
Within 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
No stated maturity	2,564	3.56

Total	$2,564	3.56%

Total
Within 1 year	$33,132	2.33%
1 to 5 years	85,417	3.09
5 to 10 years	525	5.62
10 or more years	—	—
No stated maturity	2,564	3.56

Total	$121,638	2.90%

Included in US Treasury securities and obligations of U.S. government corporations and agencies were $30 million of short term discount agency rates that matured in January 2005.  These investments were used as an alternative to overnight funds to obtain more yield given the excess liquidity.

(1)	Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 34%.
(2)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	December 31,

	2004			2003

	Average Balance	Interest Expense	Rate	Average Balance	Interest Expense	Rate

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$184,116	$—	—%	$151,140	$—	—%
Interest-bearing transaction accounts	71,568	320	0.45	54,742	169	0.31
Money market accounts	403,363	4,614	1.14	357,497	3,475	0.97
Savings accounts	4,254	14	0.33	5,499	24	0.44
Certificates of deposit	225,529	5,050	2.24	185,175	4,532	2.45

	$888,830	$9,998	1.12%	$754,053	$8,200	1.09%

	December 31,

	2002

	Average Balance	Interest Expense	Rate

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$130,931	$—	—%
Interest-bearing transaction accounts	62,104	269	0.43
Money market accounts	332,700	5,001	1.50
Savings accounts	8,571	84	0.98
Certificates of deposit	189,030	6,833	3.61

	$723,336	$12,187	1.68%

The Company continued to experience rapid loan and deposit growth due to aggressive direct calling efforts of relationship officers. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank.  Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base.  In 2002, the Company began using brokered certificates of deposit to help fund its growth.  In the future, the Bank expects to continue to use certificates of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificates of deposit).  At December 31, 2004 and 2003, the Company had $64 million and $60 million in brokered certificates of deposit, respectively.

The following table sets forth the amount and maturity of certificates of deposit that had balances of more than $100,000 at December 31, 2004:

Remaining Maturity	Total

(Dollars in Thousands)
Three months or less	$50,637
Over three through six months	15,696
Over six through twelve months	44,739
Over twelve months	67,779

$178,851

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

While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management.  Diversity is achieved by strategically varying depositor types, terms, funding markets, and instruments.

We manage the parent company’s liquidity to provide the funds necessary to pay dividends to shareholders, service debt, invest in the Bank as necessary, and satisfy other operating requirements.  The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $10.0 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises).  The $10.0 million line of credit matured in January 2005 and at that time the Company negotiated a $15.0 million line of credit with another major bank to replace it.

The Bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company.  Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Another source of funding for the parent company includes the issuance of subordinated debentures.  In May of 2004, the Company issued $5.0 million of additional subordinated debentures as part of a Trust Preferred Securities Pool at a variable rate of three-month LIBOR plus 265 bp that reprices quarterly.  These securities are classified as debt but count as regulatory capital and the related interest expense is tax-deductible, which makes them very attractive.  An additional $11.0 million of subordinated debentures were issued in December 2004 to refinance $11.0 million that were redeemed.

Investment securities are an important tool to the Company’s liquidity objective.  As of December 31, 2004, nearly all of the investment portfolio was available for sale.  Of the $122 million investment portfolio available for sale, $14 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At December 31, 2004, the Bank had $100 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $27 million available from the Federal Reserve Bank under a pledged loan agreement.  The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions.  Finally, because the Bank plans to remain a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $297 million in unused loan commitments as of December 31, 2004.  While this commitment level would be very difficult to fund given the Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

For the year ended December 31, 2004 and 2003, net cash provided by operating activities was materially consistent.  Net cash used in investing activities was $158 million in 2004 versus $133 million in 2003.  This increase of $25 million was driven by loan volume and investment security activity which more than offset the sale of branches in 2003.  Net cash provided by financing activities was $145 million in 2004 versus $71 million in 2003.  This increase consisted of greater deposit growth in 2004 and the issuance of subordinated debentures which was partially offset by net pay downs on Federal Home Loan Bank advances.

Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk.  The Company faces market risk in the form of interest rate risk through transactions other than trading activities.  Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods.  The Company uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk.  Policies established by the Company’s Asset/Liability Management Committee and approved by the Company’s Board of Directors limit exposure of earnings at risk.  General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve.  These limits are based on the Company’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

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

The following table represents the Company’s consolidated static gap position as of December 31, 2004.  Significant assumptions used for this table included:  loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity.  A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

	3 Months or Less	Over 3 Months Through 12 Months	Over 1 Year Through 5 Years	After 5 Years or No Stated Maturity	Total

	(Dollars in thousands)
Assets:
Investments in debt and equity securities	$30,057	$3,075	$85,417	$3,089	$121,638
Interest -bearing deposits	156	—	—	—	156
Loans (1)	607,043	51,688	229,810	9,964	898,505
Loans held for sale	2,376	—	—	—	2,376
Federal funds sold	—	—	—	—	—

Total interest-sensitive assets	$639,632	$54,763	$315,227	$13,053	$1,022,675

Liabilities:
Interest-bearing transaction accounts	$85,523	$—	$—	$—	$85,523
Savings and money market accounts	436,259	—	—	—	436,259
Certificates of deposit (1)	86,401	79,773	54,388	1	220,563
Subordinated debentures	—	—	—	20,620	20,620
Notes payable and other borrowings	11,370	2,150	4,475	2,169	20,164

Total interest-sensitive liabilities	$619,553	$81,923	$58,863	$22,790	$783,129

Interest-sensitivity GAP
GAP by period	$20,079	$(27,160)	$256,364	$(9,737)	$239,546

Cumulative GAP	$20,079	$(7,081)	$249,283	$239,546	$239,546

Ratio of interest-sensitive assets to interest-sensitive liabilities
Periodic	1.03	0.67	5.36	0.57	1.31
Cumulative GAP	1.03	0.99	1.33	1.31	1.31

(1) Adjusted for the impact of the interest rate swaps.

As indicated in the preceding table, the Company was asset sensitive on a cumulative basis for all periods except the 3 to 12 month period and the after 5 year period at December 31, 2004 based on contractual maturities.  Asset sensitive means that assets will reprice faster than liabilities.

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

The resulting simulations for December 31, 2004, projected that net interest income would increase by approximately 5.56% if rates rose by a 100 basis point shock, and projected that the net interest income would decrease by approximately 1.94% if rates fell by a 100 basis point shock.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above.  They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources.

As of December 31, 2004, the Company had $130 million in notional amount of outstanding interest rate swaps to reduce interest rate risk.  In 2004, the Company entered into $70 million in notional amount of interest rate swaps.  Of the remaining $60 million in notional amount of interest rate swaps outstanding at December 31, 2004, $40 million and $20 million were entered into in 2003 and 2002, respectively.  Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of December 31, 2004 were as follows:

Hedge	Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value

Cash flow	1/29/2005	$20,000,000	5.25%	6.97%	$41,377
Cash flow	3/21/2006	30,000,000	5.25	5.34	(233,239)
Cash flow	4/29/2006	40,000,000	5.25	5.42	(319,158)

		$90,000,000	5.25	5.74	$(511,020)
Fair value	2/25/2005	$10,000,000	2.62%	1.70%	$(73,007)
Fair value	2/17/2006	10,000,000	2.54	2.30	(121,311)
Fair value	4/17/2006	10,000,000	2.67	2.45	(98,600)
Fair value	2/26/2007	10,000,000	2.56	2.90	(122,550)

		$40,000,000	2.60%	2.34%	$(415,468)

Derivative financial instruments are also discussed in Note 6, “Derivative Instruments and Hedging Activities,” of the notes to the consolidated financial statements.

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

The required contractual obligations and other commitments at December 31, 2004 were as follows:

	Total	Less Than 1 Year	Over 1 Year Less than 5 Years	Over 5 Years

Operating leases	$10,022	$1,331	$5,530	$3,161
Certificates of deposit	220,563	136,174	84,388	1
Subordinated debentures	20,620	—	—	20,620
Federal Home Loan Bank advances	10,299	3,655	4,475	2,169
Non compete payments	181	181	—	—
Commitments to extend credit	316,824	218,420	72,952	25,452

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates.  Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  The fair value of these contracts changes daily as market interest rates change.  Derivative liabilities are not included as contractual cash obligations as their fair value does not represent the amounts that may ultimately be paid under these contracts.

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

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	December 31,

	2004	2003	2002

Tier I capital to risk weighted assets	9.94%	9.77%	9.75%
Total capital to risk weighted assets	11.19	11.02	10.95
Leverage ratio (Tier I capital to average assets)	8.44	8.67	7.93
Tangible capital to tangible assets	9.80	9.72	8.97

At December 31, 2004, the Company’s Tier 1 capital was $92 million compared to $78 million and $70 million at December 31, 2003 and 2002, respectively.  At December 31, 2004, the Company’s total risk-based capital was $104 million compared to $88 million and $78 million at December 31, 2003 and 2002, respectively.

Effects of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  The Company is evaluating the effect SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

In July 2004, the Derivatives Implementation Group of the FASB issued guidance on FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. G25 (“DIG Issue G25”).  DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans.  Under the new guidance these hedge relationships are allowed the use of the first payments received technique if all other conditions of FASB Statement No. 133 are met.  The effective date of DIG Issue G25 was October 1, 2004 and was applied to all hedging relationships as of that date.  If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date.  Any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133.  The Company had pre-existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25 which had a $32,000 loss, net of tax, in other comprehensive income as of September 30, 2004.  The Company implemented DIG Issue G25 on October 1, 2004 and de-designated its cash flow hedges which were inconsistent with the guidance.  These cash flow hedges were then re-designated as new cash flow hedging relationships under the new guidance of DIG Issue G25.  The implementation of DIG Issue G25 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The Consensus divides the procedures into three sequential steps. The Company first determines whether the investment is impaired. If so, the next step is to determine whether the impairment is other-than-temporary. If it is other-than-temporary, the third step is to recognize the impairment loss in earnings. An investment is impaired if its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. The loss recognized from an other-than-temporary impairment should equal the difference between the investment’s carrying value and its quoted market price. This establishes a new cost basis for the investment. The EITF has proposed a delay in the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates on investments. The EITF is also determining how to assess the severity of the impairment as well as the effect of selling investments on the Company’s ability and intent to hold other securities until a forecasted recovery of fair value. Consequently, we are currently awaiting additional guidance from the EITF on EITF Issue No. 03-1 and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities.  The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003.  We have two statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities.  As further described in Note 9 to our Consolidated Financial Statements appearing elsewhere in this report, on December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our two statutory and business trusts.  The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations.

In December 2003, the Accounting Standards Executive Committee, (“AcSEC”) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004.  The scope of SOP 03-3 applies to “problem” loans that have been acquired, either individually in a portfolio, or in an acquisition.  These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin (PB) No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain

Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities.  Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan’s life.

SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses.  For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration.  Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales.  This guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary.  The Federal Reserve reviewed the regulatory implications of the accounting treatment changes, and on May 6, 2004, released a proposal allowing the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The proposed changes are effective March 31, 2007.  Currently these proposed guidelines would not have a material impact on the Company’s regulatory capital.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Character of both Liabilities and Equity, was issued in May 2003.  This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this Statement.

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

Federal Financial Holding and Bank Holding Company Regulation

The Company is a bank holding company under the definition of the Bank Holding Company Act of 1956 (“BHCA”) and has elected to become a financial holding company as provided for under the Gramm-Leach-Bliley Act (“GLBA”) which amended the BHCA.  As a financial holding company, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.  In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act.  The Company continues to be considered well managed and well capitalized and it has at least a “satisfactory” rating under the Community Reinvestment Act.

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

Bank Regulation

General.  As of December 31, 2004, the Company is the holding company for Enterprise Bank & Trust, a Missouri trust company (“the Bank”).  The Bank is not a member of the Federal Reserve system.  The Missouri Division of Finance and the FDIC are primary regulators for the Bank.  These regulatory authorities regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.  The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

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

Recent Legislation - Check 21.  The Check Clearing for the 21st Century Act (“Check 21”) was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation.  The law facilitates check truncation by creating a new negotiable instrument called a substitute check, which permits banks to truncate original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks.  A substitute check is the legal equivalent of the original check and includes all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create substitute checks.

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

Other Legislation

Sarbanes-Oxley Act.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws.  The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

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

This Sarbanes-Oxley Act addresses, among other matters:  audit committees; certification of financial statements by the chief executive officer and the chief financial officer; management assessment of internal controls with the issuer’s auditor attesting to and reporting on such assessment; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

Management has taken various measures to comply with the requirements of the Sarbanes-Oxley Act.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Most of the information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

In addition, the following table presents the scheduled repricing of market risk sensitive instruments at December 31, 2004:

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

ASSETS
Investments in debt and equity securities	$33,132	$27,009	$55,003	$3,405	$—	$3,089	$121,638
Interest-bearing deposits	156	—	—	—	—	—	156
Loans (1)	658,731	125,658	51,419	38,973	13,760	9,964	898,505
Loans held for sale	2,376	—	—	—	—	—	2,376

Total	$694,395	$152,667	$106,422	$42,378	$13,760	$13,053	$1,022,675

LIABILITIES
Savings, NOW, and Money market deposits	$521,782	$—	$—	$—	$—	$—	$521,782
Certificates of deposit (1)	166,174	34,469	11,216	8,431	272	1	220,563
Subordinated debentures	—	—	—	—	—	20,620	20,620
Other borrowings	13,520	1,525	1,250	650	1,050	2,169	20,164

Total	$701,476	$35,994	$12,466	$9,081	$1,322	$22,790	$783,129

(1) Adjusted for the impact of the interest rate swaps.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included on pages 43 through 48, below.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

As of December 31, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the CEO and CFO to provide reasonable assurance regarding reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included as Exhibit 99.1 to this Form 10-K.

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

Part III

MANAGEMENT

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 20, 2005.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 20, 2005.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 20, 2005.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company and the Bank have, and expect to continue to have, banking and other transactions in the ordinary course of business with directors and executive officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such directors or executive officers have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.  Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable terms to the Company and the Bank.  The Bank is subject to limits on the aggregate amount it can lend to the Bank’s and the Company’s directors and officers as a group.  This limit is currently equal to the entity’s unimpaired capital plus reserve for loan losses.  Loans to individual directors and officers must also comply with the Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 20, 2005.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed or incorporated by reference as part of this Report:

Enterprise Financial Services Corp and subsidiaries

		Page Number

1.	Financial Statements:

	Independent auditors’ report	42
	Consolidated Balance Sheets at December 31, 2004 and 2003	43
	Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002	44
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003, and 2002	45
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	46
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	48
	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedules
	None other than those included in the Notes to Consolidated Financial Statements.

3.	Exhibits
	See Exhibit Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enterprise Financial Services Corp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

St. Louis, Missouri March 4, 2005

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2004	2003

Assets
Cash and due from banks	$28,323,601	$26,271,251
Interest-bearing deposits	156,499	216,926
Investments in debt and equity securities:
Available for sale, at estimated fair value	121,630,434	83,938,696
Held to maturity, at amortized cost (estimated fair value of $8,138 at December 31, 2004 and $9,923 at December 31, 2003)	8,000	9,848

Total investments in debt and equity securities	121,638,434	83,948,544

Loans held for sale	2,375,917	2,848,214
Loans, less unearned loan fees	898,504,506	783,877,820
Less: allowance for loan losses	11,664,788	10,590,001

Loans, net	886,839,718	773,287,819

Other real estate owned	123,236	—
Fixed assets, net	8,044,349	7,317,664
Accrued interest receivable	4,238,008	3,278,904
Goodwill	1,937,537	1,937,537
Prepaid expenses and other assets	6,272,800	8,619,345

Total assets	$1,059,950,099	$907,726,204

Liabilities and Shareholders’ Equity
Deposits:
Demand	$197,283,268	$164,952,091
Interest-bearing transaction accounts	85,523,094	58,925,540
Money market accounts	432,339,748	371,582,696
Savings	3,919,481	4,123,387
Certificates of deposit:
$100,000 and over	178,851,178	154,142,327
Other	41,711,553	42,674,146

Total deposits	939,628,322	796,400,187
Subordinated debentures	20,620,000	15,464,208
Federal Home Loan Bank advances	10,298,629	14,500,056
Other borrowings	9,615,618	9,647,094
Notes payable	250,000	—
Accrued interest payable	1,664,692	1,150,539
Accounts payable and accrued expenses	5,147,188	5,176,416

Total liabilities	987,224,449	842,338,500

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 9,778,357 shares at December 31, 2004 and 9,618,482 shares at December 31, 2003	97,784	96,185
Additional paid in capital	41,325,621	39,841,177
Retained earnings	32,075,225	24,832,021
Accumulated other comprehensive (loss) income	(772,980)	618,321

Total shareholders’ equity	72,725,650	65,387,704

Total liabilities and shareholders’ equity	$1,059,950,099	$907,726,204

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income

	Years ended December 31,

	2004	2003	2002

Interest income:
Interest and fees on loans	$45,955,884	$41,221,259	$43,013,955
Interest on debt and equity securities:
Taxable	2,274,228	1,690,554	1,495,968
Nontaxable	40,872	23,239	917
Interest on federal funds sold	520,012	196,094	574,094
Interest on interest-bearing deposits	2,539	2,409	28,406
Dividends on equity securities	99,765	111,278	93,728

Total interest income	48,893,300	43,244,833	45,207,068

Interest expense:
Interest-bearing transaction accounts	320,063	169,455	269,189
Money market accounts	4,613,515	3,475,014	5,000,759
Savings	14,394	24,209	84,093
Certificates of deposit:
$100,000 and over	3,993,333	2,972,276	3,144,962
Other	1,057,133	1,559,600	3,687,543
Subordinated debentures	1,405,159	1,270,086	1,152,399
Federal Home Loan Bank borrowings	725,207	1,033,296	918,496
Notes payable and other borrowings	40,022	39,596	85,902

Total interest expense	12,168,826	10,543,532	14,343,343

Net interest income	36,724,474	32,701,301	30,863,725
Provision for loan losses	2,212,000	3,627,082	2,250,578

Net interest income after provision for loan losses	34,512,474	29,074,219	28,613,147

Noninterest income:
Service charges on deposit accounts	2,031,915	1,781,621	1,771,417
Wealth Management income	4,306,349	3,621,927	2,353,927
Other service charges and fee income	394,852	369,352	380,433
Gain on sale of mortgage loans	262,258	927,395	771,298
Gain on sale of securities	126,480	77,884	—
Gain on sale of branches	—	2,937,976	—
Recovery from Merchant Banc Investments	—	—	88,889
Miscellaneous income	—	375,000	—

Total noninterest income	7,121,854	10,091,155	5,365,964

Noninterest expense:
Compensation	15,781,951	15,371,302	13,496,376
Payroll taxes and employee benefits	2,771,300	2,326,974	2,431,353
Occupancy	2,090,012	1,973,874	1,900,812
Furniture and equipment	719,546	841,280	1,001,671
Data processing	796,928	932,426	1,011,860
Losses and settlement	62,548	80,585	1,371,361
Other	7,108,764	6,688,953	6,150,461

Total noninterest expense	29,331,049	28,215,394	27,363,894

Income before income tax expense	12,303,279	10,949,980	6,615,217
Income tax expense	4,088,752	4,024,761	1,613,737

Net income	$8,214,527	$6,925,219	$5,001,480

Per share amounts:
Basic earnings per share	$0.85	$0.72	$0.53
Basic weighted average common shares outstanding	9,695,500	9,566,059	9,399,374
Diluted earnings per share	$0.82	$0.70	$0.52
Diluted weighted average common shares outstanding	10,054,691	9,875,141	9,611,108

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2004, 2003, and 2002

	Common Stock		Additional Paid in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Total share- holders’ equity

	Shares	Amount

Balance December 31, 2001	9,270,667	$92,707	$37,288,725	$14,330,784	$184,387	$51,896,603
Net income	—	—	—	5,001,480	—	5,001,480
Dividends declared ($.07 per share)	—	—	—	(658,645)	—	(658,645)
Stock options exercised, including related tax benefit	227,127	2,271	911,636	—	—	913,907
Noncash compensation attributed to stock option grants	—	—	201,453	—	—	201,453
Other comprehensive income	—	—	—	—	1,455,152	1,455,152

Balance December 31, 2002	9,497,794	$94,978	$38,401,814	$18,673,619	$1,639,539	$58,809,950
Net income	—	—	—	6,925,219	—	6,925,219
Dividends declared ($.08 per share)	—	—	—	(766,817)	—	(766,817)
Stock options exercised, including related tax benefit	120,688	1,207	1,150,651	—	—	1,151,858
Noncash compensation attributed to stock option grants	—	—	288,712	—	—	288,712
Other comprehensive loss	—	—	—	—	(1,021,218)	(1,021,218)

Balance December 31, 2003	9,618,482	$96,185	$39,841,177	$24,832,021	$618,321	$65,387,704
Net income	—	—	—	8,214,527	—	8,214,527
Dividends declared ($.10 per share)	—	—	—	(971,323)	—	(971,323)
Stock options exercised, including related tax benefit	159,875	1,599	1,250,876	—	—	1,252,475
Noncash compensation attributed to stock option grants	—	—	233,568	—	—	233,568
Other comprehensive loss	—	—	—	—	(1,391,301)	(1,391,301)

Balance December 31, 2004	9,778,357	$97,784	$41,325,621	$32,075,225	$(772,980)	$72,725,650

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$8,214,527	$6,925,219	$5,001,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	996,139	1,231,036	1,717,891
Provision for loan losses	2,212,000	3,627,082	2,250,578
Net amortization of debt and equity securities	1,816,903	907,378	706,771
Gain on sale of available for sale investment securities	(126,480)	(77,884)	—
Recoveries from Merchant Banc investments	—	—	(88,889)
Mortgage loans originated	(60,263,270)	(115,307,794)	(93,219,738)
Proceeds from mortgage loans sold	60,997,824	120,378,396	95,935,657
Gain on sale of mortgage loans	(262,258)	(927,395)	(771,298)
(Decrease) increase in settlement accrual of disputed note	(575,000)	(725,000)	1,300,000
Noncash compensation expense attributed to stock option grants	233,568	288,712	201,453
(Increase) decrease in accrued interest receivable	(959,104)	179,692	(317,684)
Increase (decrease) in accrued interest payable	514,153	(114,061)	56,051
Gain on sale of branches	—	(2,937,976)	—
Deferred income tax expense (benefit)	210,397	(258,063)	(325,816)
Increase (decrease) in accrued salaries payable	75,596	2,310,412	(198,850)
Other, net	1,996,662	479,940	(823,403)

Net cash provided by operating activities	15,081,657	15,979,694	11,424,203

Cash flows from investing activities:
Cash paid in sale of branches	—	(16,740,983)	—
Purchases of available for sale debt and equity securities	(351,695,916)	(81,786,416)	(65,686,572)
Proceeds from sales of available for sale debt securities	62,766,412	11,193,355	—
Proceeds from redemption of equity securities	2,534,400	605,400	1,600
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	246,242,254	51,936,463	44,501,177
Proceeds from maturities and principal paydowns on held to maturity debt securities	1,848	2,752	100,000
Proceeds from sale of other real estate	—	451,305	2,298,266
Net increase in loans	(116,045,804)	(98,196,818)	(80,498,510)
Recoveries of loans previously charged off	158,671	266,515	299,417
Net decrease in assets held for sale	—	—	4,173,847
Net decrease in liabilities held for sale	—	—	(8,747,233)
Proceeds from sale of fixed assets	—	—	21,382
Purchases of fixed assets	(1,722,824)	(953,330)	(532,329)

Net cash used in investing activities	(157,760,959)	(133,221,757)	(104,068,955)

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Years ended December 31,

	2004	2003	2002

Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	32,331,177	8,671,377	35,836,212
Net increase in interest bearing deposit accounts	110,896,958	69,900,543	24,387,153
Proceeds from issuance of subordinated debentures	16,496,000	—	4,000,000
Paydown of subordinated debentures	(11,340,208)	—	—
Proceeds from borrowings of Federal Home Loan Bank advances	55,000,000	130,000,000	18,675,000
Maturities and paydowns of Federal Home Loan Bank advances	(59,201,427)	(144,963,988)	(3,243,341)
(Decrease) increase in federal funds purchased	(2,047,062)	8,380,532	—
Increase in customer repurchase agreements	3,085,846	—	—
Proceeds from notes payable	350,000	100,000	1,750,000
Paydowns of notes payable	(100,000)	(100,000)	(3,116,667)
(Decrease) increase in other borrowings	(1,070,262)	(1,092,191)	2,358,753
Cash dividends paid	(971,323)	(766,817)	(658,645)
Proceeds from the exercise of common stock options	1,241,526	1,115,301	905,584

Net cash provided by financing activities	144,671,225	71,244,757	80,894,049

Net increase (decrease) in cash and cash equivalents	1,991,923	(45,997,306)	(11,750,703)
Cash and cash equivalents, beginning of period	26,488,177	72,485,483	84,236,186

Cash and cash equivalents, end of period	$28,480,100	$26,488,177	$72,485,483

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,654,673	$10,657,593	$14,251,701
Income taxes	3,279,500	4,517,062	2,062,744

Noncash transactions:
Transfer to other real estate owned in settlement of loans	273,236	344,985	2,235,000
Loans made to facilitate sale of other real estate owned	—	—	1,980,000
Writeoff of goodwill associated with sale of branches	—	150,000	—

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years ended December 31,

	2004	2003	2002

Net income	$8,214,527	$6,925,219	$5,001,480
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities arising during the period, net of tax	(417,484)	(180,615)	122,612
Less reclassification adjustment for realized gain on sale of securities included in net income, net of tax	(83,477)	(51,903)	—
Unrealized (loss) gain on cash flow type derivative instruments arising during the period, net of tax	(890,340)	(788,700)	1,332,540

Total other comprehensive (loss) income	(1,391,301)	(1,021,218)	1,455,152

Total comprehensive income	$6,823,226	$5,904,001	$6,456,632

See accompanying notes to consolidated financial statements.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business

Enterprise Financial Services Corp (the “Company”) is a financial holding company that provides a full range of banking and wealth management services to individual and corporate customers located in the St. Louis and Kansas City metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”). The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company’s subsidiary.  Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.  Enterprise Trust (“Trust”) is a division of the Bank which provides fee-based trust, personal financial planning, estate planning, and corporate planning services to the Company’s target market.

Basis of Financial Statement Presentation

The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and conform to predominant practices within the banking industry.  In preparing the consolidated financial statements, management is required to make estimates and assumptions which significantly affect the reported amounts in the consolidated financial statements.  Estimates which are particularly susceptible to significant change in a short period of time include the determination of the allowance for loan losses, derivative financial instruments, deferred tax assets and goodwill.  Actual amounts could differ from those estimates.

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

Loans Held for Sale

The Company provides long-term financing of one to four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse.  Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio.  The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans.  Mortgage loans that are sold in the secondary market are sold principally under programs with the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”).  Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method.  The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2004 and 2003.  Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of income.

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

Accounting for Impaired Loans

A loan is considered impaired when it is probable the Bank will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.  The Bank’s non-accrual loans, loans past due greater than 90 days and still accruing, and restructured loans qualify as “impaired loans.”  When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate.  Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan.  Regardless of the measurement method used, historically, the Bank measures impairment based on the fair value of the collateral when foreclosure is probable.  Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No.142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units as of January 1, 2002.  Goodwill was assigned to the Banking segment.  The Company was required to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.  Given the size of the goodwill amount and the increasing profitability and growth of the Company, we determined the fair value of the Banking segment by applying appropriate multiples to the segments’ net book value.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  The second step was not required because the fair value exceeded the carrying amount for the reporting units.

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

Derivative Instruments and Hedging Activities

The Company began utilizing derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities in 2002.  The Company uses such derivative instruments solely to reduce its interest rate exposure.  The following is a summary of the Company’s accounting policies for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,  issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004		2003	2002

Net income, as reported	$8,214,527		$6,925,219	$5,001,480
Add total stock-based employee compensation expense included in reported net income, net of tax	92,710		—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(3,390,467)		(958,745)	(809,289)

Pro forma net income	$4,916,770	*	$5,966,474	$4,192,191

Earnings per share:
Basic:
As reported	$0.85		$0.72	$0.53
Pro forma	0.51	*	0.62	0.45
Diluted:
As reported	$0.82		$0.70	$0.52
Pro forma	$0.49	*	0.60	0.44

*

Based on the valuation and accounting uncertainties that outstanding options presented under proposed accounting treatment at the time, and the transition issues associated with the Company’s new Long Term Incentive Plan (“LTIP”), the Board of Directors accelerated the vesting on the Company’s outstanding stock options during the fourth quarter of 2004.  This action resulted in two financial reporting implications.  First, the remaining fair value of all outstanding stock options was recognized in 2004 as part of the pro-forma footnote disclosures above.  Secondly, the Company recognized $146,000 of compensation expense in the fourth quarter of 2004 based on the product of the number of outstanding unvested options times the spread between their weighted average stock price and the Company stock price on October 1, 2004 times the estimated option forfeiture rate of 9.5%.  The forfeiture rate is based on the Company’s history over the past several years, but actual forfeiture effects in the future will be measured and recognized in expense for any differences versus the estimate.

Cash Flow Information

For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and any federal funds sold to be cash and cash equivalents.

Reclassification

Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the present year presentation.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  The Company is evaluating the effect SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

In July 2004, the Derivatives Implementation Group of the FASB issued guidance on FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. G25 (“DIG Issue G25”).  DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans.  Under the new guidance these hedge relationships are allowed the use of the first payments received technique if all other conditions of FASB Statement No. 133 are met.  The effective date of DIG Issue G25 was October 1, 2004 and was applied to all hedging relationships as of that date.  If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date.  Any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133.  The Company had pre-existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25 which had a $32,000 loss, net of tax, in other comprehensive income as of September 30, 2004.  The Company implemented DIG Issue G25 on October 1, 2004 and de-designated its cash flow hedges which were inconsistent with the guidance.  These cash flow hedges were then re-designated as new cash flow hedging relationships under the new guidance of DIG Issue G25.  The implementation of DIG Issue G25 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The Consensus divides the procedures into three sequential steps. The Company first determines whether the investment is impaired. If so, the next step is to determine whether the impairment is other-than-temporary. If it is other-than-temporary, the third step is to recognize the impairment loss in earnings. An investment is impaired if its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. The loss recognized from an other-than-temporary impairment should equal the difference between the investment’s carrying value and its quoted market price. This establishes a new cost basis for the investment. The EITF has proposed a delay in the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates on investments. The EITF is also determining how to assess the severity of the impairment as well as the effect of selling investments on the Company’s ability and intent to hold other securities until a forecasted recovery of fair value. Consequently, we are currently awaiting additional guidance from the EITF on EITF Issue No. 03-1 and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities.  The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003.  We have two statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities.  As further described in Note 9 to our Consolidated Financial Statements appearing elsewhere in this report, on December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our two statutory and business trusts.  The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations.

Also in December 2003, the Accounting Standards Executive Committee, (“AcSEC”) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004.  The scope of SOP 03-3 applies to “problem” loans that have been acquired, either individually in a portfolio, or in an acquisition.  These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin (PB) No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities.  Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan’s life.

SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses.  For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration.  Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales.  This guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary.  The Federal Reserve reviewed the regulatory implications of the accounting treatment changes, and on May 6, 2004, released a proposal allowing the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The proposed changes are effective March 31, 2007.  Currently these proposed guidelines would not have a material impact on the Company’s regulatory capital.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Character of both Liabilities and Equity, was issued in May 2003.  This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this Statement.

NOTE 2--EARNINGS PER SHARE

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to the increase in the average shares outstanding which would have resulted from the exercise of dilutive stock options and warrants.  The components of basic earnings per share for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002

Basic
Net income attributable to common shareholders’ equity	$8,214,527	$6,925,219	$5,001,480

Weighted average common shares outstanding	9,695,500	9,566,059	9,399,374

Basic earnings per share	$0.85	$0.72	$0.53

The components of diluted earnings per share for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002

Diluted
Net income attributable to common shareholders’ equity	$8,214,527	$6,925,219	$5,001,480

Weighted average common shares outstanding	9,695,500	9,566,059	9,399,374
Effect of dilutive stock options	359,191	309,082	211,734

Diluted weighted average common shares outstanding	10,054,691	9,875,141	9,611,108

Diluted earnings per share	$0.82	$0.70	$0.52

For the year ended December 31, 2004, 194,994 options at an average strike price of $12.48 were outstanding but were not included in the calculation for diluted earnings per share due to the anti-dilutive impact of adjusting net income for the expenses associated with the options.  The Company recognizes expense for options granted to non-employees in the Moneta Plan and Stock Appreciation Rights granted to Directors of the Company.

For the year ended December 31, 2003, 257,867 options at an average strike price of $12.33 were outstanding but were not included in the calculation for diluted earnings per share due to the anti-dilutive impact of adjusting net income for the expenses associated with the options.  The Company recognizes expense for options granted to non-employees in the Moneta Plan and Stock Appreciation Rights granted to Directors of the Company.

For the year ended December 31, 2002, 722,589 options at an average strike price of $12.51 were outstanding but were not included in the calculation for diluted earnings per share because the exercise price was higher than the average market price of the Company’s common shares.

NOTE 3--REGULATORY RESTRICTIONS

The Bank is subject to regulations by regulatory authorities, which require the maintenance of minimum capital standards, which may affect the amount of dividends the Bank can pay.

At December 31, 2004 and 2003, approximately $7.1 million and $3.2 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

NOTE 4--INVESTMENTS IN DEBT AND EQUITY SECURITIES

A summary of the amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2004 and 2003 is as follows:

	2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$99,504,359	$3,553	$(563,935)	$98,943,977
Mortgage-backed securities	18,610,200	62,622	(167,141)	18,505,681
Municipal bonds	1,618,188	7,114	(8,826)	1,616,476
Other securities	895,000	—	—	895,000
Federal Home Loan Bank stock	1,669,300	—	—	1,669,300

	$122,297,047	$73,289	$(739,902)	$121,630,434

	2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,771,839	$157,886	$(60,497)	$51,869,228
Mortgage-backed securities	27,798,019	155,693	(150,096)	27,803,616
Municipal bonds	1,657,153	11,751	(10,660)	1,658,244
Other securities	739,208	—	—	739,208
Federal Home Loan Bank stock	1,868,400	—	—	1,868,400

	$83,834,619	$325,330	$(221,253)	$83,938,696

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$31,581,595	$31,574,925
Due after one year through five years	69,072,658	68,515,653
Due after 5 years through ten years	468,294	469,875
Due after ten years	—	—
Mortgage-backed securities	18,610,200	18,505,681
Securities with no stated maturity	2,564,300	2,564,300

	$122,297,047	$121,630,434

A summary of the amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2004 and 2003 is as follows:

	2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$8,000	$138	$—	$8,138

	2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$9,848	$75	$—	$9,923

The amortized cost and estimated fair value of debt and equity securities classified as held to maturity at December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due after 5 years through ten years	$8,000	$8,138

Provided below is a summary of securities available for-sale which were in an unrealized loss position at December 31, 2004.  Approximately 72.4% of the total unrealized loss was comprised of securities in a continuous loss position for less than twelve months that consisted of U.S. government and agency securities with estimated maturities or repricings of less than five years.  Approximately 9.2% of the total unrealized loss was comprised of securities in a continuous loss position for less than twelve months that consisted of mortgage backed securities with estimated maturities or repricings of less than five years.  Fannie Mae or Freddie Mac guarantees the contractual cash flows of these securities.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Securities Available for Sale

	Less than 12 months		12 months or more		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$96,212,390	$535,390	$1,471,455	$28,545	$97,683,845	$563,935
Mortgage-backed securities	5,217,291	68,056	7,148,748	99,085	12,366,039	167,141
Municipal bonds	1,125,772	8,826	—	—	1,125,772	8,826

	$102,555,453	$612,272	$8,620,203	$127,630	$111,175,656	$739,902

During 2004, proceeds from sales of investments in debt and equity securities were $62,766,412, which resulted in gross gains of $130,855 and gross losses of $4,375.  During 2003, the Company sold investment securities with proceeds of $11,193,355, which resulted in gross gains of $77,884.  There were no sales of investments in debt and equity securities in 2002.  Debt and equity securities having a carrying value of $13,852,414 and $12,359,882 at December 31, 2004 and 2003, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

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

NOTE 5--LOANS

A summary of loans by category at December 31, 2004 and 2003 is as follows:

	2004	2003

Commercial and industrial	$253,594,252	$209,927,567
Loans secured by real estate	605,458,913	537,647,475
Other	39,662,485	36,390,357

	898,715,650	783,965,399
Less unearned loan fees, net	(211,144)	(87,579)

	$898,504,506	$783,877,820

The breakdown of loans secured by real estate at December 31, 2004 and 2003 is as follows:

	2004	2003

Business and personal loans	$153,896,310	$141,188,619
Income-producing properties	220,908,878	203,667,722
Owner-occupied properties	68,421,514	67,003,746
Real estate development properties	162,232,210	125,787,388

	$605,458,913	$537,647,475

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

Following is a summary of activity for the year ended December 31, 2004 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director.  Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

Balance January 1, 2004	$24,574,452
New loans	3,881,231
Payments	(11,920,363)

Balance December 31, 2004	$16,535,320

A summary of activity in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002

Balance at beginning of year	$10,590,001	$8,600,001	$7,295,916
Provision for loan losses	2,212,000	3,627,082	2,250,578
Loans charged off	(1,295,884)	(1,903,597)	(1,245,910)
Recoveries of loan previously charged off	158,671	266,515	299,417

Balance at end of year	$11,664,788	$10,590,001	$8,600,001

A summary of impaired loans at December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002

Nonaccrual loans	$1,826,562	$1,547,656	$2,212,479
Restructured loans continuing to accrue interest	—	—	1,675,466

Total impaired loans	$1,826,562	$1,547,656	$3,887,945

Allowance for losses on impaired loans	$441,190	$872,291	$690,493
Impaired loans with no related allowance for loan losses	872,439	—	—
Average balance of impaired loans during the year	$1,845,634	$3,076,322	$4,185,486

The Bank had no loans over 90 days past due and still accruing interest at December 2004, 2003 and 2002. If interest on nonaccrual loans had been accrued, such income would have been $102,573, $210,463, and $327,334, for the years ended December 31, 2004, 2003, and 2002, respectively.  The cash amount recognized as interest income on nonaccrual loans was $63,761, $119,364, and $135,077, for the years ended December 31, 2004, 2003, and 2002, respectively.  The amount recognized as interest income on impaired loans continuing to accrue interest was $0, $38,179, and $127,048, for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 6--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In 2002, the Bank began using interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Bank to interest rate risk.

The Bank accounts for its derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to either other comprehensive income, current earnings, or both, as appropriate.

In July 2004, the Derivatives Implementation Group of the FASB issued guidance on FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. G25 (“DIG Issue G25”).  DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans.  Under the new guidance these hedge relationships are allowed the use of the first payments received technique if all other conditions of FASB Statement No. 133 are met.  The effective date of DIG Issue G25 was October 1, 2004 and was applied to all hedging relationships as of that date.  If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date.  Any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133.  The Company had pre-

existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25 which had a $32,000 loss, net of tax, in other comprehensive income as of September 30, 2004.  The Company implemented DIG Issue G25 on October 1, 2004 and de-designated its cash flow hedges which were inconsistent with the guidance.  These cash flow hedges were then re-designated as new cash flow hedging relationships under the new guidance of DIG Issue G25.  The implementation of DIG Issue G25 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

The following is a summary of the Company’s accounting policies for derivative instruments and its activities under SFAS No. 149, SFAS No. 133 and DIG Issue G25.

Cash Flow Hedges – The Bank entered into interest rate swaps to convert floating-rate loan assets to fixed rates.   The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest.  Under the swap agreements the Bank is to pay or receive interest quarterly.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related asset.  The net cash flows related to cash flow hedges increased interest income on loans by $1,163,000, $1,796,000 and $968,000 during 2004, 2003 and 2002, respectively.

Cash flow hedges are accounted for at fair value.   The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At December 31, 2004 and 2003, $(347,000) and $544,000, respectively, in deferred (losses)/gains, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income.  All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.  The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is approximately 2 years.

Fair Value Hedges - The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate.  The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability.   The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $346,000, $513,000, and $198,000 during 2004, 2003 and 2002, respectively.

Fair value hedges are accounted for at fair value.   The swaps qualify for the “shortcut method” under SFAS No. 133.   Based on this shortcut method, no ineffectiveness is assumed.  As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs).  All changes in fair value are measured on a quarterly basis.

The following table summarizes the Bank’s derivative instrument activity at December 31, 2004 and 2003.

Cash Flow Hedges

	December 31,

	2004	2003

	(dollars in thousands)
Notional amount	$90,000	$90,000
Weighted average pay rate	5.25%	4.00%
Weighted average receive rate	5.74%	6.11%
Weighted average maturity in months	12	12
Unrealized (loss) gain related to interest rate swaps	$(511)	$823

Fair Value Hedges

	December 31,

	2004	2003

	(dollars in thousands)
Notional amount	$40,000	$30,000
Weighted average pay rate	2.60%	1.33%
Weighted average receive rate	2.34%	3.18%
Weighted average maturity in months	14	12
Unrealized (loss) gain related to interest rate swaps	$(415)	$162

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments.  The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.  Given the fair value loss associated with the derivatives at December 31, 2004, the Bank had no credit exposure to counterparties.  At December 31, 2004 and 2003, in connection with our interest rate swap agreements we had pledged investment securities available for sale with a fair value of $3.5 million and $2.1 million, respectively.  At December 31, 2004 and 2003, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $196,300 and $1.3 million, respectively.

NOTE 7--FIXED ASSETS

A summary of fixed assets at December 31, 2004 and 2003 is as follows:

	December 31,

	2004	2003

Land	$1,542,909	$660,000
Buildings and leasehold improvements	6,562,994	6,217,475
Furniture, fixtures and equipment	5,574,058	5,097,476

	13,679,961	11,974,951
Less accumulated depreciation and amortization	5,635,612	4,657,287

	$8,044,349	$7,317,664

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $996,139, $1,231,036, and $1,717,891 in 2004, 2003, and 2002, respectively.

All of the Company’s Missouri banking facilities are leased under agreements that expire in various years through 2016.  The Company’s aggregate rent expense totaled $1,504,404, $1,417,367, and $1,311,148 in 2004, 2003, and 2002, respectively, and sublease rental income totaled $0, $0, and $7,250 in 2004, 2003, and 2002, respectively.  The future aggregate minimum rental commitments required under the leases are as follows:

Year	Amount

2005	$1,331,521
2006	$1,354,654
2007	$1,401,507
2008	$1,430,538
2009	$1,342,767
Thereafter	$3,160,813

Total	$10,021,800

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 8--MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2004:

Maturity Period	$100,000 and Over	Other	Total

Less than 1 year	$111,071,237	$25,102,481	$136,173,718
Greater than 1 year and less than 2 years	43,802,576	10,666,906	54,469,482
Greater than 2 years and less than 3 years	18,219,172	2,996,896	21,216,068
Greater than 3 years and less than 4 years	5,658,193	2,772,687	8,430,880
Greater than 4 years and less than 5 years	100,000	171,878	271,878
Over 5 years	—	705	705

	$178,851,178	$41,711,553	$220,562,731

NOTE 9--SUBORDINATED DEBENTURES

On December 13, 2004, EFSC Capital Trust III (“EFSC Trust III”), a newly-formed Delaware business trust and subsidiary of the Company, issued 11,000 floating rate Trust Preferred Securities III (“Preferred Securities III”) at $1,000 per share to a Trust Preferred Securities Pool.  The floating rate is equal to the three month LIBOR rate plus 1.97%, and reprices quarterly. The Preferred Securities III are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company.  The proceeds of the Preferred Securities III were invested in junior subordinated debentures of the Company.  The net proceeds to the Company from the sale of the junior subordinated debentures, were approximately $11 million.  Distributions on the Preferred Securities II will be payable quarterly on March 15, June 15, September 15 and December 15 of each year that the Preferred Securities III are outstanding, commencing March 15, 2005.  The Preferred Securities III mature on December 15, 2034.  The mandatory date may be shortened to a date not earlier than December 15, 2009 if certain conditions are met.  The Preferred Securities III are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.  The proceeds from the offering were used to redeem the Preferred Securities issued by EBH Capital Trust I (“EBH Trust”), as discussed below.

On May 11, 2004, EFSC Capital Trust II (“EFSC Trust II”), a newly-formed Delaware business trust and subsidiary of the Company, issued 5,000 floating rate Trust Preferred Securities II (“Preferred Securities II”) at $1,000 per share to a Trust Preferred Securities Pool.  The floating rate is equal to the three month LIBOR rate plus 2.65%, and reprices quarterly. The Preferred Securities II are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company.  The proceeds of the Preferred Securities II were invested in junior subordinated debentures of the Company.  The net proceeds to the Company from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $4.97 million.  Distributions on the Preferred Securities II will be payable quarterly on March 17, June 17, September 17 and December 17 of each year that the Preferred Securities are outstanding, commencing September 17, 2004.  The Preferred Securities II mature on June 17, 2034.  The mandatory date may be shortened to a date not earlier than June 17, 2009 if certain conditions are met.  The Preferred Securities II are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.  A portion of the proceeds from the offering were used to invest $3 million in the form of additional capital in the Bank with the remaining funds available for operating expenses at the holding company level.

On June 28, 2002, EFSC Capital Trust I (“EFSC Trust I”), a newly-formed Delaware business trust and subsidiary of the Company issued 4,000 floating rate Trust Preferred Securities (“Preferred Securities I”) at $1,000 per share to a Trust Preferred Securities Pool.  The floating rate is equal to the three month LIBOR rate plus 3.65%, and reprices quarterly. Preferred Securities I are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company.  The proceeds of the Preferred Securities I were invested in junior subordinated debentures of the Company.  The net proceeds to the Company from the sale of the junior subordinated debentures, after deducting underwriting commissions and estimated offering expenses, were approximately $3.92 million.  Distributions on the Preferred Securities I are payable quarterly on March 30, June 30, September 30 and December 30 of each year that the Preferred Securities I are outstanding.  The Preferred Securities I mature on June 30, 2032.  The maturity date may be shortened to a date not earlier than June 30, 2007 if certain conditions are met.  The Preferred Securities I are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.  A portion of the proceeds from the offering were used to repay the $2.3 million of outstanding indebtedness with the remaining available for cash operating expenses at the holding company level.

On October 25, 1999, EBH Capital Trust I (“EBH Trust”), a Delaware business trust subsidiary of Enterprise Financial Services Corp issued 1,375,000 shares of 9.40% Cumulative Trust Preferred Securities (“Preferred Securities”) at $8 per share in an underwritten public offering. The Preferred Securities mature on December 15, 2029.  The maturity date may be shortened to a date not earlier than December 15, 2004 if certain conditions are met.  The proceeds of the Preferred Securities were invested in subordinated debentures of the Company.  In connection with the issuance of the Preferred Securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of EBH Trust under the Preferred Securities. The Company’s proceeds from the issuance of the subordinated debentures to EBH Trust, net of underwriting fees and offering expenses, were $10.28 million.  The Preferred Securities are classified as debt for reporting purposes and capital for regulatory reporting purposes.  On December 15, 2004 all 1,375,000 shares of EBH Trust were redeemed by the Company.

Prior to 2003, EFSC Trust I and EBH Trust were consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trust’s reported in liabilities as “Guaranteed Preferred Beneficial Interest in Subordinated Debentures” and the subordinated debentures eliminated in consolidation.  Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trusts are no longer consolidated.  Accordingly, the Company does not report the securities issued by the Trust’s as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation.  The amount of the subordinated debentures as of December 31, 2004 and 2003 was $20,620,000 and $15,464,208.  In applying this FASB Interpretation, the Company recorded the investment in the common securities issued by the Trust and a corresponding obligation of the Trusts’ subordinated debentures as well as interest income and interest expense on this investment and obligation.  The application of the FASB Interpretation has been reflected in all applicable prior periods.

NOTE 10--FEDERAL HOME LOAN BANK ADVANCES

As a member of the Federal Home Loan Bank, the Bank has access to Federal Home Loan Bank advances. The Federal Home Loan Bank advances at December 31, 2004 and 2003 are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans with a carrying value of $258 million and $229 million, respectively, and all stock held in the Federal Home Loan Bank of Des Moines.

The following table summarizes the type, maturity and rate of the Company’s Federal Home Loan Bank advances at December 31, 2004 and 2003:

		2004		2003

Type of Advance	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate

Long term non-amortized & mortgage matched advance	less than 1 year	$3,655,000	4.45%	$3,400,000	4.73%
Long term non-amortized advance	1 - 2 years	1,525,000	4.51%	3,665,000	4.46%
Long term non-amortized advance	2 - 3 years	1,250,000	4.74%	1,525,000	4.51%
Long term non-amortized advance	3 - 4 years	650,000	4.91%	1,250,000	4.74%
Long term non-amortized advance	4 - 5 years	1,050,000	5.40%	650,000	4.91%
Long term non-amortized advance	5 - 10 years	1,100,000	5.44%	2,150,000	5.42%
Mortgage matched advance	10 - 15 years	1,068,629	5.69%	1,860,056	5.78%

Total Federal Home Loan Bank Advances		$10,298,629	4.85%	$14,500,056	4.88%

The majority of these advances were used to match certain fixed rate loans to lock in an interest rate spread.  All of the Federal Home Loan Bank advances have fixed interest rates, and $9,230,000 and $12,640,000 at December 31, 2004 and 2003, respectively, are callable by the Company anytime, subject to prepayment penalties.  The remaining $1,068,629 and $1,860,056 of these borrowings are not callable by the Company at December 31, 2004 and 2003, respectively.  The Bank, which has an investment in the capital stock of the Federal Home Loan Bank, maintains a line of credit with the Federal Home Loan Bank and had availability of approximately $100 million at December 31, 2004.

NOTE 11--OTHER BORROWINGS  AND NOTES PAYABLE

A summary of other borrowings at December 31, 2004 and 2003 is as follows:

	At December 31,

	2004	2003

Federal funds purchased	$6,333,470	$8,380,532
Other borrowings	3,282,148	1,266,562

Total	$9,615,618	$9,647,094

At December 31, 2004, the weighted average interest rate for federal funds purchased and other borrowings were 2.75% and 1.32%, respectively.  At December 31, 2003, the weighted average interest rate for federal funds purchased and other borrowings were 1.44% and 1.09%, respectively.  The total maximum other borrowings outstanding at any month-end during 2004 and 2003, were $3.3 million and $9.6 million, respectively.

The average balances and average interest rate of other borrowings were as follows:

	Years Ended December 31,

	2004		2003

	Average Balance	Average Rate	Average Balance	Average Rate

Federal funds purchased	$1,810,704	1.42%	$835,621	1.70%
Other borrowings	1,085,072	1.09%	2,122,203	1.19%

Total	$2,895,776	1.30%	$2,957,824	1.34%

At December 31, 2004 the Company had a $10 million unsecured bank line of credit that matured on January 10, 2005 with an outstanding balance of $250,000.  The line has debt covenants, accrues interest based on the Prime rate or LIBOR at the Company’s discretion, and is payable quarterly.  For the year ended December 31, 2004, the average balance and maximum month-end balance of the note payable were $66,000 and $250,000, respectively.

The Company also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes but has not drawn on the line.  As of December 31, 2004 approximately $27 million was available under this line.  This line is secured by a pledge of certain eligible loans.

NOTE 12--INCOME TAXES

The components of income tax expense for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002

Current:
Federal	$3,611,605	$4,048,923	$1,832,879
State and local	266,750	233,901	106,674
Deferred	210,397	(258,063)	(325,816)

	$4,088,752	$4,024,761	$1,613,737

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 34% in 2004, 2003, and 2002 to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

	2004	2003	2002

Income tax expense at statutory rate	$4,183,115	$3,722,993	$2,249,174
Increase (reduction) in income tax resulting from:
Reversal of valuation allowance	(241,080)	—	(800,000)
Tax-exempt income	(297,573)	(258,203)	(165,798)
State and local income tax expense	176,055	154,375	70,405
Goodwill amortization	—	51,000	—
Non-deductible expenses	159,389	100,756	113,494
Other, net	108,846	253,840	146,462

Total income tax expense	$4,088,752	$4,024,761	$1,613,737

A net deferred income tax asset of $4,779,154 and $4,273,101 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2004 and 2003, respectively.  The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 is as follows:

Deferred tax assets:
Allowance for loan losses	$3,966,028	$3,600,600
Deferred compensation	624,890	536,817
Merchant banking investments	209,183	370,006
Unrealized losses on securities available for sale	240,133	—
Unrealized losses on cash flow type derivative instruments	178,500	—
Other	191,362	474,751

Gross deferred tax assets	5,410,096	4,982,174
Valuation allowance	—	(241,080)

Deferred tax assets net of valuation allowance	5,410,096	4,741,094

Deferred tax liabilities:
Office equipment and leasehold improvements	630,942	158,237
Unrealized gains on securities available for sale	—	29,596
Unrealized gains on cash flow type derivative instruments	—	280,160

Total deferred tax liabilities	630,942	467,993

Net deferred tax asset	$4,779,154	$4,273,101

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized.  The Company had established a valuation allowance as of December 31, 2001.  During 2004, the Company had a $241,080 reversal of the remaining deferred tax valuation allowance related to Merchant Banking losses in 2001.  The nature and deductibility of these losses were finally determined when the Company filed its 2003 income tax returns during 2004.  Also, during 2004, the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.

NOTE 13--REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2004 and 2003, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$103,673,055	11.19%	$74,085,532	8.00%	$—	—%
Enterprise Bank & Trust	99,544,796	10.76	74,035,758	8.00	92,544,697	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	92,096,093	9.94	37,042,766	4.00	—	—
Enterprise Bank & Trust	87,975,515	9.51	37,017,879	4.00	55,526,818	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	92,096,093	8.44	32,725,474	3.00	—	—
Enterprise Bank & Trust	87,975,515	8.08	32,658,891	3.00	54,431,486	5.00
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	87,969,991	11.02	63,881,112	8.00	—	—
Enterprise Bank & Trust	83,669,404	10.52	63,650,480	8.00	79,563,100	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	77,981,054	9.77	31,940,556	4.00	—	—
Enterprise Bank & Trust	73,716,054	9.27	31,825,240	4.00	47,737,860	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	77,981,054	8.67	26,974,358	3.00	—	—
Enterprise Bank & Trust	73,716,054	8.22	26,902,290	3.00	44,837,150	5.00

NOTE 14--COMPENSATION PLANS

Stock Option Plans

At December 31, 2004, the Company has five qualified incentive, one nonqualified and one omnibus stock plan for the benefit of employees and directors.  A summary of the plans is as follows:

				December 31, 2004

Plan	Type	Adopted	Total Options	Outstanding	Available to grant

I	Qualified	1988	432,000	—	—
II	Qualified	1990	225,000	13,200	—
III	Qualified	1996	600,000	276,100	6,300
IV	Qualified	1999	600,000	499,500	33,800
V	Omnibus	2002	750,000	432,771	311,297
CGB	Qualified	N/A	171,441	—	20,335
General	Nonqualified	1998	105,000	77,750	14,650

				1,299,321	386,382

All of the plans above have five year vesting terms except for the CGB Qualified Plan (which is ten years) and the Omnibus Plan V (which is subject to Board discretion).  The options outstanding under the Omnibus Plan have three year vesting terms.  Subject to Board discretion, the Omnibus Plan V can issue Stock Appreciation Rights or restricted stock, instead of options, up to the 750,000 share limit.  As of December 31, 2004 there were no Stock Appreciation Rights or restricted stock grants issued from Omnibus Plan V.

Following is a summary of the various stock option plan transactions:

	Number of Shares	Price per share	Weighted Avg. Price per Share	Total

December 31, 2001	1,255,044	$2.33 - 18.00	$9.04	$11,342,776
Granted	373,905	9.25 - 11.50	9.93	3,714,079
Exercised	227,127	2.33 - 11.75	3.99	905,584
Forfeited	117,179	5.33 - 18.00	12.24	1,433,821

December 31, 2002	1,284,643	$5.33 - 18.00	$9.90	$12,717,450
Granted	415,962	12.50 - 13.85	13.28	5,524,291
Exercised	120,688	5.33 - 11.75	9.24	1,115,301
Forfeited	69,514	10.00 - 18.00	12.93	897,028

December 31, 2003	1,510,403	$5.33 - 18.00	$10.75	$16,229,412
Granted	30,500	13.25 - 14.00	13.70	417,700
Exercised	159,875	5.33 - 15.00	7.77	1,241,526
Forfeited	81,707	10.00 - 18.00	12.54	1,024,741

December 31, 2004	1,299,321	$5.33 - 18.00	$11.07	$14,380,845

The exercise price range of outstanding options at December 31, 2004 was $5.33 to $18.00 and the weighted average contractual life was 6.49 years.  The exercise price range of outstanding options at December 31, 2003 was $5.33 to $18.00 and the weighted average contractual life was 7.00 years.  The exercise price range of outstanding options at December 31, 2002 was $5.33 to $18.00 and the weighted average contractual life was 7.06 years.

Following is a summary of the options outstanding at December 31, 2004:

Option Price	Number of Options	Total	Number of Exercisable Options	Total

$ 5.33	197,600	$1,053,208	197,600	$1,053,208
5.58	3,000	16,740	3,000	16,740
8.33	3,000	24,990	3,000	24,990
9.25	250	2,313	250	2,313
9.30	82,905	771,017	82,905	771,017
9.92	3,900	38,688	3,900	38,688
10.00	205,100	2,051,000	205,100	2,051,000
10.25	75,600	774,900	75,600	774,900
10.30	5,200	53,560	5,200	53,560
10.33	1,500	15,495	1,500	15,495
10.67	1,500	16,005	1,500	16,005
11.50	6,500	74,750	6,500	74,750
11.75	163,400	1,919,950	163,400	1,919,950
12.50	15,750	196,875	15,750	196,875
12.90	8,000	103,200	8,000	103,200
13.05	35,000	456,750	35,000	456,750
13.10	76,333	999,962	76,333	999,962
13.20	1,000	13,200	1,000	13,200
13.25	5,000	66,250	5,000	66,250
13.40	218,533	2,928,342	218,533	2,928,342
13.45	10,000	134,500	10,000	134,500
13.50	32,500	438,750	32,500	438,750
13.80	2,000	27,600	2,000	27,600
13.85	1,000	13,850	1,000	13,850
13.90	8,000	111,200	8,000	111,200
14.00	10,500	147,000	10,500	147,000
15.00	108,250	1,623,750	108,250	1,623,750
15.50	6,000	93,000	6,000	93,000
16.00	1,000	16,000	1,000	16,000
18.00	11,000	198,000	11,000	198,000

	1,299,321	$14,380,845	1,299,321	$14,380,845

The fair value of each option granted in 2004 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Risk-free Interest Rate	Dividend Yield	Vesting Period	Expected Life	Volatility

January 1	4.27%	0.60%	5 years	10 years	47.95%
January 5	4.41	0.60	5 years	10 years	47.68
March 1	4.00	0.60	5 years	10 years	42.40
April 1	3.91	0.60	5 years	10 years	41.60

The weighted average fair value of the options granted in 2004 was $7.80.

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

On April 1, 1999, the Company adopted a Stock Appreciation Rights (“SAR”) Plan.  This Plan replaced the previous form of cash compensation for directors of the Company and its subsidiaries and awards vest based upon attendance and unit performance.  Under the plan, the Company has the option to pay vested SARs either in the form of cash or Company common stock.  The Company recognized $88,829 in expense to record the market value of the SARs for the year ended December 31, 2003.  At December 31, 2004, there were 7,800 SARs outstanding versus 64,000 SARS outstanding at December 31, 2003.  The Company recognized a reduction to expense of $6,114 to record the market value of the SARs for the year ended December 31, 2004.

In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. (“Moneta”), a nationally recognized firm in the financial planning industry.  The Company renegotiated the original agreement on December 24, 2003.  Moneta had received options for banking business referrals and still receives a portion of the gross margin earned by Trust in the form of cash.  The Company recognizes the fair value of the options over the vesting period as expense. The Company recognized $87,568, $288,712 and $201,453 in Moneta option-related expenses during 2004, 2003 and 2002, respectively. The fair value of each option grant to Moneta was estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted 10,882 options that vested immediately to Moneta on December 24, 2003 upon the closing of the new agreement.  The options were granted at $13.65 price per share, a fair value of $8.02, assuming a risk-free interest rate of 4.24%, a dividend yield of 0.60%, immediate vesting, expected life of 10 years and volatility of 47.87%.  The Company recognized $87,274 in expense for the fair value of the options granted on December 24, 2003.  The Company granted 11,769 options on January 1, 2002 at $11.50 price per share, a fair value of $7.34, assuming a risk free interest rate of 5.20%, a dividend yield of 0.60%, vesting period for 5 years, expected life of 8 years and volatility of 59.47%.  The Company granted 11,081 options on January 1, 2001 at $10.33 price per share, a fair value of $7.77 per share, assuming a risk free interest rate of 5.20%, a dividend yield of 0.67%, vesting period for 5 years, expected life of 8 years and volatility of 39.79%.   The weighted average fair value of the options granted to Moneta was $5.51.  There have been no exercises of Moneta options since grant date.  There were 4,363 and 2,036 Moneta options forfeited in 2004 and 2003, respectively.

Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21.  The amount charged to expense for the Company’s contributions to the plan was $475,692, $427,994, and $433,798 for 2004, 2003, and 2002, respectively.

NOTE 15--LITIGATION AND OTHER CLAIMS

Except as noted below, various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company recognized $1.3 million in expense at December 31, 2002 related to settlement of a dispute with another financial institution pursuant to an agreement signed in February of 2003.  During 2003 the Company paid $725,000 of this settlement and the remaining $575,000 was paid in 2004.

NOTE 16--DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.  At December 31, 2004, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2004 and 2003 is as follows:

	2004	2003

Commitments to extend credit	$296,560,848	$265,962,785
Standby letters of credit	20,263,053	10,933,894

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee.  Of the total commitments to extend credit at December 31, 2004 and 2003, approximately $6.4 million and $5.2 million, respectively, represents fixed rate loan commitments.  Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining term of standby letters of credit range from 1 month to 4 years at December 31, 2004.

SFAS 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2004 and 2003:

	2004		2003

	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Balance sheet assets
Cash and due from banks	28,323,601	28,323,601	26,271,251	26,271,251
Interest-bearing deposits	156,499	156,499	216,926	216,926
Investments in debt and equity securities	121,638,434	121,638,572	83,948,544	83,948,619
Loans held for sale	2,375,917	2,375,917	2,848,214	2,848,214
Derivative financial instruments	(927,000)	(927,000)	985,000	985,000
Loans, net	886,839,718	886,249,864	773,287,820	771,420,279
Accrued interest receivable	4,238,008	4,238,008	3,278,904	3,278,904
Balance sheet liabilities
Deposits	939,628,322	939,929,848	796,400,187	798,148,753
Other borrowed funds	20,164,245	21,694,023	24,147,150	24,372,398
Subordinated debentures	20,620,000	20,620,000	15,464,208	15,588,884
Accrued interest payable	1,664,692	1,664,692	1,150,539	1,150,539

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash and Other Short-term Instruments

For cash and due from banks, federal funds purchased, interest-bearing deposits, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

Investments in Debt and Equity Securities

Fair values are based on quoted market prices or dealer quotes.

Loans, net

The fair value of adjustable-rate loans approximates cost.  The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.

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

Subordinated Debentures

Fair value of floating interest rate subordinated debentures is assumed to equal carrying value.

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

NOTE 17--SEGMENT REPORTING

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

Following are the financial results for the Company’s operating segments.

	Years ended December 31, 2004

	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total

Net interest income	$38,010,670	$79,758	$(1,365,954)	$36,724,474
Provision for loan losses	2,212,000	—	—	2,212,000
Noninterest income	2,811,717	4,306,349	3,788	7,121,854
Noninterest expense	22,061,491	3,683,860	3,585,698	29,331,049

Income (loss) before income tax expense	16,548,896	702,247	(4,947,864)	12,303,279
Income tax expense (benefit)	5,862,125	259,831	(2,033,204)	4,088,752

Net income (loss)	$10,686,771	$442,416	$(2,914,660)	$8,214,527

Loans, less unearned loan fees	$898,504,506	$—	$—	$898,504,506
Goodwill	1,937,537	—	—	1,937,537
Deposits	939,784,003	—	(155,681)	939,628,322
Borrowings	19,914,247	—	20,870,000	40,784,247
Total assets	$1,058,538,597	$—	$1,411,502	$1,059,950,099

	2003

	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total

Net interest income	$33,837,082	$95,257	$(1,231,038)	$32,701,301
Provision for loan losses	3,627,082	—	—	3,627,082
Noninterest income	6,483,282	3,621,927	(14,054)	10,091,155
Noninterest expense	21,864,337	3,756,998	2,594,059	28,215,394

Income (loss) before income tax expense	14,828,945	(39,814)	(3,839,151)	10,949,980
Income tax expense (benefit)	5,455,044	(14,731)	(1,415,552)	4,024,761

Net income (loss)	$9,373,901	$(25,083)	$(2,423,599)	$6,925,219

Loans, less unearned loan fees	$783,877,820	$—	$—	$783,877,820
Goodwill	1,937,537	—	—	1,937,537
Deposits	797,721,766	—	(1,321,579)	796,400,187
Borrowings	24,147,150	—	15,464,208	39,611,358
Total assets	$905,434,357	$—	$2,291,847	$907,726,204

	2002

	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total

Net interest income	$32,026,044	$—	$(1,162,319)	$30,863,725
Provision for loan losses	2,250,578	—	—	2,250,578
Noninterest income	2,931,725	2,353,927	80,312	5,365,964
Noninterest expense	20,494,906	3,090,242	3,778,746	27,363,894

Income (loss) before income tax expense	12,212,285	(736,315)	(4,860,753)	6,615,217
Income tax expense (benefit)	4,453,445	(272,437)	(2,567,271)	1,613,737

Net income (loss)	$7,758,840	$(463,878)	$(2,293,482)	$5,001,480

Loans, less unearned loan fees	$679,799,399	$—	$—	$679,799,399
Assets held for sale	36,401,416	—	—	36,401,416
Goodwill	2,087,537	—	—	2,087,537
Deposits	717,135,113	—	(820,839)	716,314,274
Borrowings	31,822,797	—	15,464,208	47,287,005
Liabilities held for sale	50,053,023	—	—	50,053,023
Total assets	$873,035,220	$—	$4,215,489	$877,250,709

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,

	2004	2003

Assets
Cash	$143,021	$1,308,920
Investment in Enterprise Bank & Trust	89,355,071	76,659,412
Other assets	4,432,577	3,274,822

Total assets	$93,930,669	$81,243,154

Liabilities and Shareholders’ Equity
Subordinated debentures	$20,620,000	$15,464,208
Accounts payable and other liabilities	585,019	391,242
Shareholders’ equity	72,725,650	65,387,704

Total liabilities and shareholders’ equity	$93,930,669	$81,243,154

Condensed Statements of Income

	Year ended December 31

	2004	2003	2002

Income:
Dividends from subsidiaries	$41,644	$2,038,862	$1,095,591
Recoveries from Merchant Banc activities	—	—	88,889
Other	46,013	(13,825)	(8,577)

Total income	87,657	2,025,037	1,175,903

Expenses:
Interest expense-subordinated debentures	1,405,159	1,270,086	1,152,399
Interest expense-notes payable	2,437	—	45,510
Other expenses	3,585,699	2,593,424	3,773,547

Total expenses	4,993,295	3,863,510	4,971,456

Loss before tax benefit and equity in undistributed earnings of subsidiaries	(4,905,638)	(1,838,473)	(3,795,554)
Income tax benefit	2,033,204	1,414,874	2,566,996

Loss before equity in undistributed earnings of subsidiaries	(2,872,434)	(423,599)	(1,228,558)

Equity in undistributed earnings of subsidiaries	11,086,961	7,348,818	6,230,038

Net income	$8,214,527	$6,925,219	$5,001,480

Condensed Statements of Cash Flow

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$8,214,527	$6,925,219	$5,001,480
Adjustments to reconcile net income to net cash provided by operating activities:
Recoveries from Merchant Banc activities	—	—	(88,889)
(Decrease) increase in settlement accrual of disputed note	(575,000)	(725,000)	1,300,000
Noncash compensation expense attributed to stock option grants	233,568	288,712	201,453
Net income of subsidiaries	(11,128,605)	(9,387,680)	(7,325,629)
Dividends from subsidiaries	41,644	2,038,862	1,095,591
Other, net	(628,028)	1,006,126	(2,407,872)

Net cash (used in) provided by operating activities	(3,841,894)	146,239	(2,223,866)
Cash flows from investing activities:
Capital contributions to subsidiaries	(3,000,000)	—	—

Net cash used in investing activities	(3,000,000)	—	—
Cash flows from financing activities:
Proceeds from notes payable	350,000	100,000	1,750,000
Paydowns of notes payable	(100,000)	(100,000)	(3,116,667)
Proceeds from issuance of subordinated debentures	16,496,000	—	4,000,000
Paydown of subordinated debentures	(11,340,208)	—	—
Cash dividends paid	(971,323)	(766,817)	(658,645)
Proceeds from the exercise of common stock options	1,241,526	1,115,301	905,584

Net cash provided by financing activities	5,675,995	348,484	2,880,272

Net (decrease) increase in cash and cash equivalents	(1,165,899)	494,723	656,406
Cash and cash equivalents, beginning of year	1,308,920	814,197	157,791

Cash and cash equivalents, end of year	$143,021	$1,308,920	$814,197

NOTE 19--QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

	2004

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(dollars in thousands, except per share data)
Interest income	$13,697	$12,550	$11,701	$10,945
Interest expense	3,680	3,156	2,778	2,555

Net interest income	10,017	9,394	8,923	8,390
Provision for loan losses	775	100	740	597

Net interest income after provision for loan losses	9,242	9,294	8,183	7,793
Noninterest income	1,947	1,878	1,817	1,480
Noninterest expense	8,275	7,057	7,127	6,872

Income before income tax expense	2,914	4,115	2,873	2,401
Income tax expense	1,067	1,261	886	874

Net income	$1,847	$2,854	$1,987	$1,527

Earnings per common share
Basic	$0.19	$0.29	$0.21	$0.16
Diluted	0.18	0.28	0.20	0.15

	2003

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(dollars in thousands, except per share data)
Interest income	$10,841	$10,717	$10,798	$10,889
Interest expense	2,552	2,462	2,695	2,835

Net interest income	8,289	8,255	8,103	8,054
Provision for loan losses	899	635	1,094	999

Net interest income after provision for loan losses	7,390	7,620	7,009	7,055
Noninterest income	2,144	2,063	4,383	1,501
Noninterest expense	7,270	6,921	7,269	6,755

Income before income tax expense	2,264	2,762	4,123	1,801
Income tax expense	829	1,005	1,525	666

Net income	$1,435	$1,757	$2,598	$1,135

Earnings per common share
Basic	$0.15	$0.18	$0.27	$0.12
Diluted	0.14	0.18	0.26	0.12

The Company earned $1.8 million in net income for the fourth quarter ended December 31, 2004, a $412,000 increase over net income of $1.4 million the same period in 2003.  This increase was due to several factors.

The net interest rate margin was 3.85% for the fourth quarter of 2004 as compared to 3.89% for the same period in 2003.  Net interest income in the fourth quarter of 2004 increased $1.7 million from the fourth quarter of 2003.  This increase in net interest income was the result of a $1.1 million increase in interest expense offset by a $2.8 million increase in interest income.  The cost of interest-bearing liabilities increased to 1.82% for the fourth quarter of 2004 from 1.50% for the same period in 2003.  This increase is attributed mainly to an increase in money market interest rates.  The yield on average interest-earning assets increased to 5.25% during the fourth quarter of 2004 as compared to 5.05% during the same period in 2003.  The increase in asset yield was due to several prime rate increases during 2004.

The provision for loan losses was $775,000 in the fourth quarter of 2004 versus $899,000 in 2003.  The decrease of $124,000 was due to stable and low non-performing loan levels, strengthening local economies and favorable delinquency trends.

Noninterest income was $1.9 million during the fourth quarter of 2004, a $197,000 decrease over $2.1 million in noninterest income during the same period in 2003.  This decrease was the result of increased wealth management income being offset by the recognition of a $375,000 legal settlement in the 4th quarter of 2003.

Noninterest expense was $8.3 million during the fourth quarter of 2004 versus $7.3 million during the same period in 2003.  This represents a $1.0 million or 14% increase.  This increase was due to the following items recognized in the fourth quarter of 2004: 1) $554,000 charge for unamortized debt issuance costs related to $11 million of subordinated debentures that were refinanced; 2) a $150,000 valuation write-down on the Bank’s only foreclosed real estate asset; and 3) $146,000 of compensation expense related to the acceleration of employee stock options and the Company’s new LTIP.

Income tax expense was $1.1 million during the fourth quarter of 2004 versus $829,000 in the same period in 2003.  The effective tax rates were 37% for both periods in 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 11th of March, 2005.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ KEVIN C. EICHNER	/s/ FRANK H. SANFILIPPO

Kevin C. Eichner	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 11th day of March, 2005.

Signatures	Title

/s/ PAUL J. MCKEE, JR.*	Chairman of the Board of Directors

Paul J. McKee, Jr.

/s/ KEVIN C. EICHNER*	Chief Executive Officer and and Director

Kevin C. Eichner

/s/ PETER F. BENOIST*	Executive Vice President and Director

Peter F. Benoist

/s/ PAUL R. CAHN*	Director

Paul R. Cahn

/s/ WILLIAM H. DOWNEY*	Director

William H. Downey

/s/ ROBERT E. GUEST, JR.*	Director

Robert E. Guest, Jr.

/s/ RICHARD S. MASINTON*	Director

Richard S. Masinton

/s/ BIRCH M. MULLINS*	Director

Birch M. Mullins

/s/ JAMES J. MURPHY*	Director

James Murphy

/s/ ROBERT E. SAUR*	Director

Robert E. Saur

/s/ SANDRA VAN TREASE*	Director

Sandra Van Trease

/s/ HENRY D. WARSHAW*	Director

Henry D. Warshaw

*Signed by Power of Attorney.

EXHIBIT INDEX

Exhibit No.	Exhibit

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

3.4	Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2002).

3.5	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2004).

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

4.7.2

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture due June 30, 2032, (incorporated by reference to exhibit 4.9.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.7.3

Amended and Restated Trust Agreement of EFSC Capital Trust I dated June 27, 2002, (incorporated by reference to exhibit 4.9.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.7.4

Trust Preferred Securities Guarantee Agreement between Registrant and Wells Fargo, National Association, dated June 27, 2002, (incorporated by reference to exhibit 4.9.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.)

4.8.1

Indenture dated May 11, 2004 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due June 17, 2034, (incorporated  by reference to exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.8.2

Floating Rate Junior Subordinated Deferrable Interest Debenture due June 17, 2034, (incorporated by reference to exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.8.3

Amended and Restated Declaration of Trust of EFSC Capital Trust II dated May 11, 2004, (incorporated by reference to exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.8.4

Guarantee Agreement between Registrant and Wilmington Trust Company dated May 11, 2004, (incorporated by reference to exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.9.1(1)	Indenture dated December 13, 2004 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due December 15, 2034.

4.9.2(1)	Floating Rate Junior Subordinated Deferrable Interest Debenture due December 15, 2034

4.9.3(1)	Amended and Restated Declaration of Trust of EFSC Capital Trust III dated December 13, 2004.

4.9.4(1)	Guarantee Agreement between Registrant and Wilmington Trust Company dated December 13, 2004.

4.10	Enterprise Financial Services Corp 2002 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 4, 2003).

4.11

Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 dated October 30, 2002 (File No. 333-100928)).

10.1

Amended and Restated Customer Referral and Support Agreement between Enterprise Bank and Moneta Group Investment Advisors, Inc. dated December 24, 2003, filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2003.

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

10.8

First Amendment to Credit Agreement dated January 26, 2004 between Enterprise Financial Services Corp. and Wells Fargo Bank, National Association file on Exhibit to Registrant’s Form 10-K for the year ended December 31, 2003.

10.9

Key Executive Employment Agreement dated September 8, 2004 between Enterprise Financial Services Corp and Stephen P. Marsh filed on Exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended September 20, 2004.

10.10

Key Executive Employment Agreement dated December 1, 2004 between Enterprise Financial Services Corp and Frank H. Sanfilippo.  Filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 1, 2004.

10.11

$15,000,000 Credit Agreement dated January 14, 2005 between Enterprise Financial Services Corp and U.S. Bank National Association filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 14, 2005.

11.1(1)	Statement regarding computation of per share earnings.

14.1	Code of Ethics for the Principal Executive Officer and Senior Financial Officers filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2003.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of KPMG LLP.

24.1(1)	Power of Attorney

31.1(1)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2(1)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1(1)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Report of KPMG LLP regarding management’s assessment of the Company’s internal control over financial reporting.

(1) Filed herewith