Form 10-Q
period 2005-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2005-05-06
CIK 1025835

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 000-24131

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of May 4, 2005:

          Common Stock, $.01 par value---- 10,043,202 shares outstanding

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART I
Item 1 – Financial Statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)	(Audited)
	At March 31, 2005	At December 31, 2004

Assets
Cash and due from banks	$32,085	$28,324
Interest-bearing deposits	141	156
Investments in debt and equity securities:
Available for sale, at estimated fair value	92,572	121,630
Held to maturity, at amortized cost (estimated fair value of $8 at December 31, 2004)	—	8

Total investments in debt and equity securities	92,572	121,638

Loans held for sale	4,180	2,376
Loans, less unearned loan fees	972,802	898,505
Less: Allowance for loan losses	12,639	11,665

Loans, net	960,163	886,840

Other real estate owned	123	123
Fixed assets, net	8,413	8,044
Accrued interest receivable	4,678	4,238
Goodwill	1,938	1,938
Prepaid expenses and other assets	6,289	6,273

Total assets	$1,110,582	$1,059,950

Liabilities and Shareholders' Equity
Deposits:
Demand	$190,667	$197,283
Interest-bearing transaction accounts	91,512	85,523
Money market accounts	424,749	432,340
Savings	4,352	3,919
Certificates of deposit:
$100 and over	183,979	178,851
Other	41,534	41,712

Total deposits	936,793	939,628
Subordinated debentures	20,620	20,620
Federal Home Loan Bank advances	68,879	10,299
Other borrowings	2,303	9,616
Notes payable	—	250
Accrued interest payable	1,367	1,665
Accounts payable and accrued expenses	3,896	5,146

Total liabilities	1,033,858	987,224

Shareholders' equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 10,032,252 shares at March 31, 2005 and 9,778,357 at December 31, 2004.	100	98
Additional paid in capital	46,107	41,326
Unearned compensation	(1,993)	—
Retained earnings	34,172	32,075
Accumulated other comprehensive loss	(1,662)	(773)

Total shareholders' equity	76,724	72,726

Total liabilities and shareholders' equity	$1,110,582	$1,059,950

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,

	2005	2004

Interest income:
Interest and fees on loans	$13,887	$10,457
Interest on debt and equity securities:
Taxable	716	409
Nontaxable	10	10
Interest on federal funds sold	11	48
Dividends on equity securities	29	20

Total interest income	14,653	10,944

Interest expense:
Interest-bearing transaction accounts	151	39
Money market accounts	1,779	859
Savings	5	3
Certificates of deposit:
$100 and over	1,255	861
Other	274	264
Subordinated debentures	260	317
Federal Home Loan Bank borrowings	377	185
Notes payable and other borrowings	30	26

Total interest expense	4,131	2,554

Net interest income	10,522	8,390
Provision for loan losses	786	597
Net interest income after provision for loan losses	9,736	7,793

Noninterest income:
Service charges on deposit accounts	483	457
Wealth Management income	1,223	856
Other service charges and fee income	109	97
Gain on sale of mortgage loans	22	68
Gain on sale of securities	—	1

Total noninterest income	1,837	1,479

Noninterest expense:
Employee compensation and benefits	5,198	4,689
Occupancy	530	496
Furniture and equipment	172	182
Data processing	224	185
Other	1,593	1,318

Total noninterest expense	7,717	6,870

Income before income tax expense	3,856	2,402
Income tax expense	1,409	875

Net income	$2,447	$1,527

Per share amounts:
Basic earnings per share	$0.25	$0.16
Basic weighted average common shares outstanding	9,921,762	9,640,145
Diluted earnings per share	$0.23	$0.15
Diluted weighted average common shares outstanding	10,520,844	9,942,143

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended March 31,

	2005	2004

Net income	$2,447	$1,527
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities arising during the period, net of tax	(663)	60
Less reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	(1)
Unrealized (loss) gain on cash flow type derivative instruments arising during the period, net of tax	(226)	31

Total other comprehensive (loss) income	(889)	90

Total comprehensive income	$1,558	$1,617

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended March 31

	2005	2004

Cash flows from operating activities:
Net income	$2,447	$1,527
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	258	251
Provision for loan losses	786	597
Net amortization of debt and equity securities	129	67
Gain on sale of available for sale investment securities	—	(1)
Mortgage loans originated	(12,765)	(13,194)
Proceeds from mortgage loans sold	10,983	13,466
Gain on sale of mortgage loans	(22)	(68)
Noncash compensation for stock option grants and restricted share units	191	50
Tax benefit for nonqualified stock options	249	—
(Increase) decrease in accrued interest receivable	(440)	459
Decrease in accrued interest payable	(298)	(130)
Decrease in accrued salaries payable	(1,840)	(1,756)
Other, net	719	418

Net cash provided by operating activities	397	1,686

Cash flows from investing activities:
Net increase in loans	(74,300)	(48,258)
Purchases of available for sale debt and equity securities	(3,637)	(10,601)
Proceeds from sales of available for sale debt securities	9,995	37,753
Proceeds from redemption of equity securities	106	620
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	21,437	4,798
Recoveries of loans previously charged off	191	34
Purchases of fixed assets	(626)	(158)

Net cash used in investing activities	(46,834)	(15,814)

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing deposit accounts	(6,616)	6,224
Net increase in interest bearing deposit accounts	3,780	58,017
Proceeds from Federal Home Loan Bank advances	146,300	15,000
Repayments of Federal Home Loan Bank advances	(87,720)	(15,031)
Decrease in federal funds purchased	(6,333)	(8,381)
Decrease in customer repurchase agreements	(979)	—
Decrease in other borrowings	—	(279)
Paydowns of notes payable	(250)	—
Cash dividends paid	(350)	(242)
Proceeds from the exercise of common stock options	2,351	342

Net cash provided by financing activities	50,183	55,650

Net increase in cash and cash equivalents	3,746	41,522
Cash and cash equivalents, beginning of period	28,480	26,488

Cash and cash equivalents, end of period	$32,226	$68,010

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,429	$2,684
Income taxes	161	—

Noncash transactions:
Transfer to other real estate owned in settlement of loans	—	653

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  The accompanying consolidated financial statements of Enterprise Financial Services Corp and subsidiaries (the “Company”) are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Enterprise Financial Services Corp (the “Company”) is a financial holding company that provides a full range of banking services to individual and corporate customers located in the St. Louis and Kansas City metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”).  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.  The consolidated financial statements include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the consolidated financial statements for the year ended December 31, 2004 and the three months ended March 31, 2004 have been reclassified to conform to the 2005 presentation.  Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Stock Options Plans

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

	Three months ended March 31,

(In thousands, except per share data)	2005	2004

Net income, as reported	$2,447	$1,527
Add total stock-based employee compensation expense included in reported net income, net of tax	117	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(118)	(346)

Pro forma net income	$2,446	$1,181

Earnings per share:
Basic:
As reported	$0.25	$0.16
Pro forma	0.25	0.12
Diluted:
As reported	$0.23	$0.15
Pro forma	0.23	0.12

New Accounting Standards

On March 1, 2005, the Board of Governors of the Federal Reserve System, or Board, adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, that allows for the continued limited inclusion of trust preferred securities in Tier 1 capital.  The Board’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital.  Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital.  In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year.  The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits.  Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities.  The Company has evaluated the impact of the final rule on the Company’s financial condition and results of operations, and determined the implementation of the Board’s final rule, as adopted, will not have a material impact on the Company’s regulatory capital ratios.

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

The accounting provisions of SFAS 123(R) are effective for annual reporting periods beginning after June 15, 2005, therefore, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the quarters ended March 31, 2005, and March 31, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  The Company expects the implementation of SFAS 123R will have no material effect on the Company’s consolidated financial position or results of operations.

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

NOTE 2 – EARNINGS PER SHARE

The following table shows the components of basic and diluted earnings per share (in thousands, except share and per share data) for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,

	2005	2004

Basic
Net income	$2,447	$1,527

Weighted average common shares outstanding	9,921,762	9,640,145

Basic earnings per share	$0.25	$0.16

Diluted
Net income	$2,447	$1,527

Weighted average common shares outstanding	9,921,762	9,640,145
Effect of dilutive stock options and restricted share units (1)	599,082	301,998

Diluted weighted average common shares outstanding	10,520,844	9,942,143

Diluted earnings per share	$0.23	$0.15

(1) Represents average shares outstanding which would have resulted from the exercise of dilutive stock options and issuance of restricted share units.

NOTE 3 - SEGMENT DISCLOSURE

Following are the financial results and balance sheet information for the Company’s operating segments as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004 (in thousands) (unaudited):

Balance Sheet Information:	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total

March 31, 2005
Loans, less unearned loan fees	$972,802	$—	$—	$972,802
Goodwill	1,938	—	—	1,938
Deposits	937,616	—	(823)	936,793
Borrowings	71,182	—	20,620	91,802
Total assets	$1,109,144	$—	$1,438	$1,110,582

December 31, 2004
Loans, less unearned loan fees	$898,505	$—	$—	$898,505
Goodwill	1,938	—	—	1,938
Deposits	939,784	—	(156)	939,628
Borrowings	19,914	—	20,870	40,784
Total assets	$1,058,538	$—	$1,412	$1,059,950

Income Statement Information:	Banking	Wealth Management	Corporate, Intercompany, and Reclassifications	Total

Three months ended March 31, 2005
Net interest income	$10,757	$19	$(254)	$10,522
Provision for loan losses	786	—	—	786
Noninterest income	606	1,223	8	1,837
Noninterest expense	5,819	1,111	787	7,717

Income (loss) before income tax expense	4,758	131	(1,033)	3,856
Income tax expense (benefit)	1,734	48	(373)	1,409

Net income (loss)	$3,024	$83	$(660)	$2,447

Three months ended March 31, 2004
Net interest income	$8,678	$19	$(307)	$8,390
Provision for loan losses	597	—	—	597
Noninterest income	615	856	8	1,479
Noninterest expense	5,411	873	586	6,870

Income (loss) before income tax expense	3,285	2	(885)	2,402
Income tax expense (benefit)	1,197	1	(323)	875

Net income (loss)	$2,088	$1	$(562)	$1,527

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

Wealth Management provides fee-based personal and corporate financial consulting and trust services.  Personal financial consulting includes estate planning, investment management, and retirement planning.  Corporate consulting services are focused in the areas of retirement plans, management compensation and strategic planning issues.

The Corporate, Intercompany, and Reclassifications segment includes the holding company, merchant banking investments, and subordinated debentures.  The Company incurs general corporate expenses and owns the Bank.

NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges – The Bank enters into interest rate swap agreements to convert floating-rate loan assets to fixed rates. The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest.  Under the swap agreements the Bank is to pay or receive interest quarterly.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related asset.  The net cash flows related to cash flow hedges increased interest income on loans by $12,000 and $321,000 during the three months ended March 31, 2005 and 2004, respectively.   Increasing prime rates cause interest income from these interest rate swaps to decrease.  In addition, a $20 million swap under which the Bank received a fixed rate of 6.97% matured in late January 2005.

Cash flow hedges are accounted for at fair value.   The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At March 31, 2005 and December 31, 2004, $573,000 and $347,000, respectively, in deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income.  All cash flow hedges were effective; therefore, no gain or loss was recorded in earnings.  The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is approximately 1 year.

Fair Value Hedges - The Bank enters into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate.  The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income or expense of the related liability.   The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $56,000 during the three months ended March 31, 2005.  For the same period in 2004, the net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $177,000.

Fair value hedges are accounted for at fair value.   The swaps qualify for the “shortcut method” under SFAS No. 133.   Based on this shortcut method, no ineffectiveness is assumed.  As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs).  All changes in fair value are measured on a quarterly basis.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of March 31, 2005 and December 31, 2004 were as follows:

Cash Flow Hedges	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Notional amount	$70,000	$90,000
Weighted average pay rate	5.75%	5.25%
Weighted average receive rate	5.39%	5.74%
Weighted average maturity in months	13	12
Unrealized loss related to interest rate swaps	$(879)	$(511)

Fair Value Hedges	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Notional amount	$30,000	$40,000
Weighted average pay rate	2.90%	2.60%
Weighted average receive rate	2.55%	2.34%
Weighted average maturity in months	16	14
Unrealized loss related to interest rate swaps	$(575)	$(415)

NOTE 5 - DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Bank’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.  At March 31, 2005 and December 31, 2004, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount (in thousands) of off-balance-sheet financial instruments as of March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004

Commitments to extend credit	$299,034	$296,561
Standby letters of credit	21,018	20,263

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining terms of standby letters of credit range from 1 month to 5 years at March 31, 2005.

Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the audited financial statements contained therein, filed with the Securities and Exchange Commission.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently.  You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including burdens imposed by federal and state regulation of banks, credit risk, availability of capital to fund the expansion of the Company’s business, exposure to local economic conditions, risks associated with rapid increase or decrease in prevailing interest rates, critical accounting policies and competition from banks and other financial institutions, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

This discussion describes significant changes in the financial condition of the Company that have occurred during the first quarter of 2005 compared to December 31, 2004.  In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  This discussion should be read in conjunction with the unaudited financial statements and accompanying notes presented in Part I, Item 1 of this report.

The first quarter of 2005 reflected continued growth in both the Banking and Wealth Management segments.   The increasing interest rate environment had a favorable effect on the Company’s net interest income as rates on interest-bearing assets rose.  In addition, the Company experienced significant loan growth as a result of continued efforts of the relationship officers in obtaining new and expanding existing relationships.  However, rising rates also caused the costs of funds to increase on most of the Company’s deposit products.

The Company continued to develop and expand fee income opportunities.  Wealth Management income increased 43% from $856,000 in the first quarter of 2004 to $1.2 million in the first quarter of 2005.

Results of Operations

Net income for the three months ended March 31, 2005 was $2.4 million, up 60% compared to the three months ended March 31 2004 of $1.5 million.  Earnings per fully diluted share increased 53% to $0.23 per fully diluted share for the first quarter 2005 compared to $0.15 per fully diluted share in the first quarter 2004.   Basic earnings per share for the first quarter 2005 were $0.25 compared to $0.16 for the same period in 2004.

Financial Condition

Total assets increased $51 million, or 5% from $1.06 billion at December 31, 2005 to $1.11 billion at March 31, 2005.  Since December 31, 2004, loans and leases, net of unearned loan fees, have increased $74 million, or 8% from $899 million to $973 million.  The growth in loans was funded by $29 million of short-term discount notes that matured and were not replaced and short-term advances from the Federal Home Loan Bank (“FHLB”).

Total deposits at March 31, 2005 were $937 million, a decrease of $3 million over total deposits of $940 million at December 31, 2004.  Historically, deposits decline in the first quarter due to seasonal cash demands of our deposit client base.  In the first quarter of 2004, a new client relationship deposited $30 million, which offset most of the seasonal reduction of deposits.  During first quarter 2005, the Bank executed $30 million of brokered certificates of deposits, a net increase of $10 million from year-end.

FHLB advances were $69 million at March 31, 2005.  This is a $51 million increase over December 31, 2004.  The new advances have less than one-month maturities and were used to temporarily fund loan growth until replaced with core deposits.  Management considers these advances from the FHLB an attractive alternative to higher-priced certificates of deposit or term fed funds.

Total shareholders’ equity was $77 million at March 31, 2005 compared to $73 million at December 31, 2004.  The $4 million increase in equity is due to net income of $2.4 million for the three months ended March 31, 2005 and the exercise of incentive stock options by employees offset by dividends paid to shareholders and changes in accumulated other comprehensive income.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the difference between interest income earned on loans, investment securities and other interest-earning assets less interest expense on deposit accounts and other interest-bearing liabilities.  The level of net interest income is determined by the mix and volume of interest-earning assets, interest-bearing deposits and borrowed funds, and by changes in interest rates.  Business volumes are influenced by overall economic factors including inflation, market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.  Net interest rate margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets during the period.  Net interest rate margin is affected by the spread between average yields earned on interest-earning assets and the average rates paid on interest-bearing deposits and borrowings.  The level of non-interest bearing funds, primarily consisting of demand deposits and stockholders’ equity, also affects the net interest rate margin.

Net interest income (on a tax-equivalent basis) was $10.7 million for the three months ended March 31, 2005, compared to $8.5 million for the same period of 2004, an increase of 25%.  Average interest-earning assets increased $153 million, or 17% to $1.035 billion at March 31, 2005 compared to $882 million at March 31, 2004.  Average interest-bearing liabilities increased $118 million, or 17% to $804 million at March 31, 2005 compared to $685 million at March 31, 2004.

Net interest rate margin (on a tax-equivalent basis) was 4.18% for the first quarter of 2005, up from 3.88% in the first quarter of 2004.   The increase in net interest rate margin reflects a 75 basis point increase in yields on average interest-earning assets and a 58 basis point increase in the costs of average interest-bearing liabilities.  The increase in average interest-earning asset yields was the result of prime rate increases in the latter half of 2004 and first quarter of 2005.  Approximately two-thirds of the Company’s loan portfolio floats with the prime rate.  The increase in cost of funds was primarily due to increases in money market and certificate of deposit rates.

The following table sets forth, on a tax-equivalent basis, information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,

	2005				2004

(Dollars in thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$916,978	85.25%	$13,645	6.03%	$786,373	85.45%	$10,241	5.24%
Tax-exempt loans(2)	17,655	1.64	377	8.66	17,156	1.86	327	7.67

Total loans	934,633	86.89	14,022	6.08	803,529	87.31	10,568	5.29
Taxable investments in debt and equity securities	96,132	8.94	746	3.15	54,632	5.94	429	3.16
Non-taxable investments in debt and equity securities(2)	1,585	0.15	16	4.09	1,653	0.18	15	3.65
Short-term investments	2,176	0.20	11	2.05	21,715	2.36	49	0.91

Total securities and short-term investments	99,893	9.29	773	3.14	78,000	8.48	493	2.54

Total interest-earning assets	1,034,526	96.18	14,795	5.80	881,529	95.79	11,061	5.05
Non-interest-earning assets:
Cash and due from banks	33,263	3.09			28,089	3.05
Other assets	20,030	1.86			21,519	2.34
Allowance for loan losses	(12,144)	(1.13)			(10,823)	(1.18)

Total assets	$1,075,675	100.00%			$920,314	100.00%

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$85,071	7.91%	$151	0.72%	$55,605	6.04%	$39	0.28%
Money market accounts	414,926	38.57	1,779	1.74	373,028	40.53	859	0.93
Savings	4,198	0.39	5	0.48	4,235	0.46	3	0.28
Certificates of deposit	224,690	20.89	1,529	2.76	212,828	23.13	1,126	2.13

Total interest-bearing deposits	728,885	67.76	3,464	1.93	645,696	70.16	2,027	1.26
Subordinated debentures	20,620	1.92	260	5.11	15,464	1.68	316	8.22
Borrowed funds	54,191	5.04	407	3.05	24,250	2.63	211	3.50

Total interest-bearing liabilities	803,696	74.72	4,131	2.08	685,410	74.38	2,554	1.50
Noninterest-bearing liabilities:
Demand deposits	191,024	17.76			163,103	17.72
Other liabilities	5,916	0.55			5,719	0.72

Total liabilities	1,000,636	93.03			854,232	92.82
Shareholders' equity	75,039	6.98			66,082	7.18

Total liabilities & shareholders' equity	$1,075,675	100.00%			$920,314	100.00%

Net interest income			$10,664				$8,507

Net interest spread				3.72%				3.55%
Net interest rate margin(3)				4.18%				3.88%

(1)

Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $189,000 and $133,000 for the quarters ended March 31, 2005 and 2004, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% for 2005 and 34% for 2004.  The approximate tax-equivalent adjustments were $141,000 and $116,000 for the quarters ended March, 2005 and 2004, respectively.

(3)	Net interest income divided by average total interest-earning assets.

The following table sets forth, on a tax equivalent basis, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume for the three months ended March 31, 2005 and 2004.

	2005 Compared to 2004 Increase (decrease) Due to

	Volume(1)	Rate(2)	Net

	(Dollars in thousands)
Interest earned on:
Loans	$1,777	$1,627	$3,404
Nontaxable loans (3)	9	41	50
Taxable investments in debt and equity securities	318	(1)	317
Nontaxable investments in debt and equity securities (3)	(1)	2	1
Short-term investments	(67)	29	(38)

Total interest-earning assets	$2,036	$1,698	$3,734

Interest paid on:
Interest-bearing transaction accounts	$28	$84	$112
Money market accounts	105	815	920
Savings	—	2	2
Certificates of deposit	63	340	403
Subordinated debentures	84	(140)	(56)
Borrowed funds	226	(30)	196

Total interest-bearing liabilities	506	1,071	1,577

Net interest income	$1,530	$627	$2,157

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% in 2005 and 34% in 2004.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience and economic and market factors.  A description of the process used to determine the loan loss provision is below.  The allowance for loan losses as a percentage of total loans was 1.30% at March 31, 2005 compared to 1.30% at December 31, 2004 and 1.29% at March 31, 2004.   At March 31, 2005, three relationships comprised $2.2 million, or 71% of the non-performing loans.  The remaining non-performing loans represented four different relationships.  At March 31, 2004, two relationships comprised $1.1 million, or 77% of the non-performing loans.  One of the relationships was foreclosed and sold in first quarter 2005.  The Company recovered $73,000 on the property.  In March 2005, the Company also recovered $92,000 on a loan previously charged off.

The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,

	2005	2004

	(Dollars in thousands)
Allowance at beginning of period	$11,665	$10,590
Loans charged off:
Commercial and industrial	3	—
Real estate:
Commercial	—	427
Construction	—	—
Residential	—	100
Consumer and other	—	8

Total loans charged off	3	535

Recoveries of loans previously charged off:
Commercial and industrial	20	9
Real estate:
Commercial	73	—
Construction	—	—
Residential	94	16
Consumer and other	4	9

Total recoveries of loans previously charged off:	191	34

Net loans (recovered) charged off	(188)	501

Provision for loan losses	786	597

Allowance at end of period	$12,639	$10,686

Average loans	$934,633	$803,529
Total loans	972,802	830,948
Non-performing loans	3,134	1,480
Net (recoveries) charge-offs to average loans (annualized)	(0.08)%	0.25%
Allowance for loan losses to loans	1.30	1.29
Allowance for loan losses to non-performing loans	403	722

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

Adversely rated credits, including loans requiring close monitoring, which would normally not be considered criticized credits by regulators, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected which might affect the borrower’s ability to meet the terms of the loan.  This could be initiated by any of the following:

1)	delinquency of a scheduled loan payment;
2)	deterioration in the borrower’s financial condition identified in a review of periodic financial statements;
3)	decrease in the value of collateral securing the loan; or
4)	change in the economic environment in which the borrower operates.

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

In determining the allowance and the related provision for loan losses, three principal elements are considered:

•	specific allocations based upon probable losses identified during a monthly review of the loan portfolio;
•	allocations based principally on the Company’s risk rating formulas; and
•	an unallocated allowance based on subjective factors.

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

Executive management reviews these conditions quarterly in discussion with the entire lending staff.  To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment.  Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses.  Such provisions are reflected in the Company’s consolidated statements of income.

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

The Bank had no loans 90 days past due still accruing interest at March 31, 2005 or December 31, 2004. The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Non-accrual loans	$3,134	$1,827

Total non-performing loans	3,134	1,827
Foreclosed real estate	123	123

Total non-performing assets	$3,257	$1,950

Total assets	$1,110,582	$1,059,950
Total loans	972,802	898,505
Total loans plus foreclosed property	972,925	898,628
Non-performing loans to loans	0.32%	0.20%
Non-performing assets to loans plus foreclosed property	0.33	0.22
Non-performing assets to total assets	0.29	0.18

The increase in nonperforming loans during the first quarter of 2005 consists of a $1.1 million credit that is secured by a first mortgage on a residential property and a $480,000 credit to a manufacturer.  The increase was partially offset by a motel property that was foreclosed and sold during the first quarter of 2005.  Five other borrowers represent the remainder.

Noninterest Income
Noninterest income primarily consists of fees and service charges on deposit accounts, Wealth Management fee income and to a lesser extent, gains on sales of mortgage loans.  Noninterest income was $1.8 million for the three months ended March 31, 2005, compared to $1.5 million for the same period in 2004.  Wealth Management income was $1.2 million for the three months ended March 31, 2005, compared to $856,000 for the same period in 2004.  This increase was the result of both increased assets under administration and a more favorable mix of managed versus custodial assets.  Assets under administration in Enterprise Trust were $1.4 billion at March 31, 2005 versus $1.2 billion at March 31, 2004.  Gains on the sale of mortgage loans were $22,000 for the three months ended March 31, 2005, compared to $68,000 for the same period in 2004.  The decrease in mortgage gains in 2005 was due to higher demand for refinancing and purchase activities in the first three months of 2004.

Noninterest Expense
Total noninterest expense was $7.7 million for the three months ended March 31, 2005, representing a $847,000, or 12% increase over the same period in 2004.  Most of the increase was comprised of a $509,000 increase in employee compensation and benefits and a $275,000 increase in other expenses.

The increase in employee compensation and benefits was related to several factors.  Payouts under the Company’s incentive bonus programs, which are tied to performance targets, increased $210,000.  As a result of the higher compensation, payroll taxes increased $37,000.  During the fourth quarter 2004, the Board of Directors accelerated the vesting on the Company’s outstanding stock options.  Additional compensation expense of $45,000 related to the acceleration was incurred during the first quarter of 2005.  Growth in the Wealth Management business increased commissions by $30,000.  Effective January 1, 2005, the Board of Directors awarded restricted share units (“RSUs”) to selected personnel during the first quarter of 2005.  RSUs will be expensed annually as they vest over five years.  Compensation expense related to the RSUs was $112,000 in the first of quarter 2005.  The remaining increase was attributable to annual merit increases for personnel, recruiting bonuses for new employees and increases in temporary help.

The increase in other expenses was the result of legal and professional and director expenses. Legal and professional expenses increased $135,000 for the first three months of 2005 compared to the same period in 2004.  This increase was primarily due to additional expenses related to Sarbanes-Oxley 404 compliance.  Director expenses increased $132,000 for the first three months of 2005 compared to the first three months of 2004.  $29,000 of this increase was related to director stock appreciation rights which are marked to market on a quarterly basis based upon the Company’s stock price. The remaining increase in director expenses was due to increases in compensation to more competitive levels.

Income Taxes

The provision for income taxes was $1.4 million for the three months ended March 31, 2005 compared to $875,000 for the three months ended March 31, 2004.  The effective tax rates for the first quarter of 2005 and 2004 were 36.5% and 36.4%, respectively.

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

Investment securities are an important part of the Company’s liquidity objective.  As of March 31, 2005, all of the investment portfolio was available for sale.  Of the $92.6 million available for sale investment portfolio, $12.6 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  During the first quarter 2005, the Bank increased its reliance on FHLB borrowings as a funding source.  At March 31, 2005, the Bank had $69 million of outstanding FHLB borrowings.  Of the outstanding borrowings, $15.1 million were overnight funds and $45.0 million were short-term advances with one month or less maturities.  At March 31, 2005, the Bank had an additional $84.5 million available for borrowing from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $26.6 million available from the Federal Reserve Bank under a pledged loan agreement.  The Bank also has access to over $70.0 million in overnight federal funds purchased lines from various banking institutions.  Finally, since the Bank is a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $299 million in unused loan commitments as of March 31, 2005.  The Company believes that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The Company believes, as of March 31, 2005 and December 31, 2004, that the Company and Bank meet all Capital Adequacy requirements to which they are subject.

As of March 31, 2005 and December 31, 2004, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2005:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$109,497	10.98%	$79,782	8.00%	$—	—%
Enterprise Bank & Trust	103,584	10.39	79,772	8.00	99,715	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	97,029	9.73	39,891	4.00	—	—
Enterprise Bank & Trust	91,117	9.14	39,886	4.00	59,829	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	97,029	9.03	32,230	3.00	—	—
Enterprise Bank & Trust	91,117	8.49	32,188	3.00	53,646	5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$103,673	11.19	$74,086	8.00	$—	—
Enterprise Bank & Trust	99,545	10.76	74,036	8.00	92,545	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	92,096	9.94	37,043	4.00	—	—
Enterprise Bank & Trust	87,976	9.51	37,018	4.00	55,527	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	92,096	8.44	32,725	3.00	—	—
Enterprise Bank & Trust	87,976	8.08	32,659	3.00	54,432	5.00

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk.  The Company faces market risk in the form of interest rate risk through other than trading activities.  Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods.  The Company uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk.  Policies established by the Company’s Asset/Liability Committee and approved by the Company’s Board of Directors limit exposure of earnings at risk.  General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve.  These limits are based on the Company’s exposure to a 100 basis points and 200 basis points immediate and sustained parallel rate move, either upward or downward.

The following table (in thousands) presents the scheduled repricing of market risk sensitive instruments at March 31, 2005:

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

ASSETS
Investments in debt and equity securities	$3,056	$36,990	$44,981	$693	$8	$6,844	$92,572
Interest-bearing deposits	141	—	—	—	—	—	141
Loans (1)	728,197	102,413	57,011	35,684	37,954	11,543	972,802
Loans held for sale	4,180	—	—	—	—	—	4,180

Total	$735,574	$139,403	$101,992	$36,377	$37,962	$18,387	$1,069,695

LIABILITIES
Savings, NOW, and Money market deposits	$520,613	$—	$—	$—	$—	$—	$520,613
Certificates of deposit (1)	141,845	58,424	22,580	2,382	281	1	225,513
Subordinated debentures	20,620	—	—	—	—	—	20,620
Other borrowings	64,553	1,525	1,250	1,050	650	2,154	71,182

Total	$747,631	$59,949	$23,830	$3,432	$931	$2,155	$837,928

(1) Adjusted for the impact of the interest rate swaps.

Item 4 – Disclosure Control and Procedures

As of March 31, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no significant changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2005, that have materially affected, or are  reasonably likely to affect, those controls.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There were no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)

During the quarter ended March 31, 2005, the Company issued 27,722 unregistered shares of its common stock to officers upon exercise of stock options pursuant to the 2002 Stock Incentive Plan (Plan V.)  The aggregate value of unregistered shares issued was $368,375.  The issuances were made in reliance upon the exemptions from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	There were no repurchases of the Company’s common stock during the quarter ended March 31, 2005.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Securities Holders

Not applicable or required.

Item 5 – Other Information

Not applicable or required.

Item 6 – Exhibits

Exhibit Number	Description

*11.1	Statement regarding computation of per share earnings

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

*32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 6, 2005.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ KEVIN C. EICHNER

Kevin C. Eichner
Chief Executive Officer

By:	/s/ FRANK H. SANFILIPPO

Chief Financial Officer
Frank H. Sanfilippo