Form 10-Q
period 2005-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2005-08-05
CIK 1025835

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Yes   ☒    No    ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of July 31, 2005:

        Common Stock, $.01 par value---- 10,067,002 shares outstanding

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART I
Item 1 – Financial Statements
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	At June 30, 2005	At December 31, 2004

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$35,156	$28,324
Federal funds sold	43,149	—
Interest-bearing deposits	94	156

Total cash and cash equivalents	78,399	28,480

Investments in debt and equity securities:
Available for sale, at estimated fair value	89,193	121,630
Held to maturity, at amortized cost (estimated fair value of $8 at December 31, 2004)	—	8

Total investments in debt and equity securities	89,193	121,638

Loans held for sale	3,996	2,376
Loans, less unearned loan fees	958,878	898,505
Less: Allowance for loan losses	12,769	11,665

Loans, net	946,109	886,840

Other real estate owned	123	123
Fixed assets, net	9,556	8,044
Accrued interest receivable	4,620	4,238
Goodwill	1,938	1,938
Prepaid expenses and other assets	6,588	6,273

Total assets	$1,140,522	$1,059,950

Liabilities and Shareholders’ Equity
Deposits:
Demand	$199,136	$197,283
Interest-bearing transaction accounts	86,815	85,523
Money market accounts	445,085	432,340
Savings	4,708	3,919
Certificates of deposit:
$100 and over	207,304	178,851
Other	52,636	41,712

Total deposits	995,684	939,628
Subordinated debentures	20,620	20,620
Federal Home Loan Bank advances	30,564	10,299
Other borrowings	7,230	9,616
Notes payable	—	250
Accrued interest payable	1,929	1,665
Accounts payable and accrued expenses	4,055	5,146

Total liabilities	1,060,082	987,224

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 10,056,002 shares at June 30, 2005 and 9,778,357 at December 31, 2004.	101	98
Additional paid in capital	46,350	41,326
Unearned compensation	(1,874)	—
Retained earnings	36,961	32,075
Accumulated other comprehensive loss	(1,098)	(773)

Total shareholders’ equity	80,440	72,726

Total liabilities and shareholders’ equity	$1,140,522	$1,059,950

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$15,424	$11,058	$29,311	$21,515
Interest on debt and equity securities:
Taxable	664	569	1,380	978
Nontaxable	10	10	20	20
Interest on federal funds sold	76	38	87	86
Interest on interest-bearing deposits	1	1	1	1
Dividends on equity securities	57	25	87	45

Total interest income	16,232	11,701	30,886	22,645

Interest expense:
Interest-bearing transaction accounts	220	58	370	97
Money market accounts	2,311	904	4,090	1,763
Savings	9	3	14	6
Certificates of deposit:
$100 and over	1,532	974	2,787	1,835
Other	320	256	594	521
Subordinated debentures	288	345	548	662
Federal Home Loan Bank borrowings	522	235	899	420
Notes payable and other borrowings	28	3	59	28

Total interest expense	5,230	2,778	9,361	5,332

Net interest income	11,002	8,923	21,525	17,313
Provision for loan losses	226	740	1,012	1,337
Net interest income after provision for loan losses	10,776	8,183	20,513	15,976

Noninterest income:
Service charges on deposit accounts	537	540	1,020	997
Wealth Management income	1,487	1,048	2,711	1,904
Other service charges and fee income	121	88	229	185
Gain on sale of mortgage loans	80	142	102	210
Gain on sale of securities	—	—	—	1

Total noninterest income	2,225	1,818	4,062	3,297

Noninterest expense:
Employee compensation and benefits	5,402	4,585	10,600	9,274
Occupancy	554	522	1,084	1,018
Furniture and equipment	188	176	360	358
Data processing	248	192	473	378
Other	1,779	1,653	3,372	2,971

Total noninterest expense	8,171	7,128	15,889	13,999

Income before income tax expense	4,830	2,873	8,686	5,274
Income tax expense	1,689	886	3,098	1,761

Net income	$3,141	$1,987	$5,588	$3,513

Per share amounts:
Basic earnings per share	$0.31	$0.21	$0.56	$0.36
Basic weighted average common shares outstanding	10,045,802	9,680,006	9,984,125	9,660,075
Diluted earnings per share	$0.29	$0.20	$0.53	$0.35
Diluted weighted average common shares outstanding	10,675,548	9,987,261	10,601,412	9,977,520

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income	$3,141	$1,987	$5,588	$3,513
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities arising during the period, net of tax	444	(877)	(219)	(816)
Unrealized gain (loss) on cash flow type derivative instruments arising during the period, net of tax	120	(724)	(106)	(693)

Total other comprehensive income (loss)	564	(1,601)	(325)	(1,509)

Total comprehensive income	$3,705	$386	$5,263	$2,004

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30

	2005	2004

Cash flows from operating activities:
Net income	$5,588	$3,513
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	521	500
Provision for loan losses	1,012	1,337
Net amortization of debt and equity securities	280	247
Gain on sale of available for sale investment securities	—	(1)
Mortgage loans originated	(28,524)	(36,479)
Proceeds from mortgage loans sold	27,006	37,154
Gain on sale of mortgage loans	(102)	(210)
Noncash compensation for stock option grants and restricted share units	306	80
Tax benefit for nonqualified stock options	267	—
Increase in accrued interest receivable	(382)	(600)
Decrease in accrued interest payable	264	295
Decrease in accrued salaries payable	(971)	(1,166)
Other, net	(419)	832

Net cash provided by operating activities	4,846	5,502

Cash flows from investing activities:
Net increase in loans	(60,555)	(83,744)
Purchases of available for sale debt and equity securities	(5,596)	(67,509)
Proceeds from sales of available for sale debt securities	9,995	37,752
Proceeds from redemption of equity securities	3,455	620
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	23,970	18,098
Recoveries of loans previously charged off	274	55
Purchases of fixed assets	(2,034)	(251)

Net cash used in investing activities	(30,491)	(94,979)

Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	1,853	17,727
Net increase in interest bearing deposit accounts	54,203	56,885
Proceeds from issuance of subordinated debentures	—	5,155
Proceeds from Federal Home Loan Bank advances	299,200	55,000
Repayments of Federal Home Loan Bank advances	(278,935)	(18,068)
Decrease in federal funds purchased	(6,333)	(8,381)
Increase in customer repurchase agreements	3,947	—
Decrease in other borrowings	—	(1,070)
(Paydowns) proceeds of notes payable	(250)	100
Cash dividends paid	(702)	(484)
Proceeds from the exercise of common stock options	2,581	397

Net cash provided by financing activities	75,564	107,261

Net increase in cash and cash equivalents	49,919	17,785
Cash and cash equivalents, beginning of period	28,480	26,488

Cash and cash equivalents, end of period	$78,399	$44,273

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,097	$5,037
Income taxes	2,916	950

Noncash transactions:
Transfer to other real estate owned in settlement of loans	—	273

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements are unaudited and contain the accounts of Enterprise Financial Services Corp (the “Company”) and its wholly-owned subsidiary, Enterprise Bank & Trust (the “Bank”.)   All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain reclassifications have been made to prior balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Stock Option Plans

The Company accounts for its fixed-plan stock options using the intrinsic-value-based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.   As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$3,141	$1,987	$5,588	$3,513
Add total stock-based employee compensation expense included in reported net income, net of tax	68	—	185	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(70)	(340)	(187)	(686)

Pro forma net income	$3,139	$1,647	$5,586	$2,827

Earnings per share:
Basic:
As reported	$0.31	$0.21	$0.56	$0.36
Pro forma	0.31	0.17	0.56	0.29
Diluted:
As reported	$0.29	$0.20	$0.53	$0.35
Pro forma	0.29	0.16	0.53	0.28

New Accounting Standards

On May 5, 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, Statement Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  FAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle.  Essentially, the statement requires retrospectively adjusting prior periods’ financial statements for the direct effect of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement provides guidance for situations when it is impracticable to determine the period-specific effects or the cumulative effect and also defines various terms such as retrospective application and restatements.   The Statement carries forward without change previous guidance for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. The Statement also carries forward previous guidance requiring justification of a change in accounting principle on the basis of preferability.  The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company expects the implementation of FAS 154 will have no material effect on the Company’s consolidated financial position or results of operations.

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

In December 2004, FASB issued FAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  FAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  FAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The accounting provisions of FAS 123(R) are effective for annual reporting periods beginning after June 15, 2005, therefore, the Company will be required to adopt FAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and six months ended June 30, 2005, and June 30, 2004, as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards.  The Company expects the implementation of FAS 123R will have no material effect on the Company’s consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under FAS 115, Accounting for Certain Investments in Debt and Equity Securities.  After many organizations, including banks, which could be impacted by this guidance, asked for clarification on the meaning of other-than-temporary impairment and its application to certain investments, the FASB postponed the implementation.  In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued FASB staff position (“FSP”) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final.  The final position supersedes several previously issued EITF topics and replaces guidance set forth in several others.  The final position, titled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, will codify guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.  The Company has evaluated the impact of the final rule and expects the implementation of FAS 115-1 will not have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – EARNINGS PER SHARE

The following table shows the components of basic and diluted earnings per share (in thousands, except share and per share data) for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Basic
Net income	$3,141	$1,987	$5,588	$3,513

Weighted average common shares outstanding	10,045,802	9,680,006	9,984,125	9,660,075

Basic earnings per share	$0.31	$0.21	$0.56	$0.36

Diluted
Net income	$3,141	$1,987	$5,588	$3,513

Weighted average common shares outstanding	10,045,802	9,680,006	9,984,125	9,660,075
Effect of dilutive stock options and restricted share units (1)	629,746	307,255	617,287	317,445

Diluted weighted average common shares outstanding	10,675,548	9,987,261	10,601,412	9,977,520

Diluted earnings per share	$0.29	$0.20	$0.53	$0.35

(1) Represents average shares which would have resulted from the exercise of dilutive stock options and issuance of restricted share units.

For the three months ended June 30, 2005 and 2004, 3,253 stock appreciation rights and 24,388 stock options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.   For the six months ended June 30, 2005 and 2004, 3,200 stock appreciation rights and 19,843 stock options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

NOTE 3 – SEGMENT DISCLOSURE

Following are the balance sheet information and financial results for the Company’s operating segments as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004 (in thousands) (unaudited):

Balance Sheet Information:

	Banking	Wealth Management	Corporate and Intercompany	Total

June 30, 2005
Loans, less unearned loan fees	$958,878	$—	$—	$958,878
Goodwill	1,938	—	—	1,938
Deposits	996,197	—	(513)	995,684
Borrowings	37,794	—	20,620	58,414
Total assets	$1,138,649	$421	$1,452	$1,140,522

December 31, 2004
Loans, less unearned loan fees	$898,505	$—	$—	$898,505
Goodwill	1,938	—	—	1,938
Deposits	939,784	—	(156)	939,628
Borrowings	19,914	—	20,871	40,785
Total assets	$1,058,124	$414	$1,412	$1,059,950

Income Statement Information:

	Banking	Wealth Management	Corporate and Intercompany	Total

Three months ended June 30, 2005
Net interest income	$11,266	$16	$(280)	$11,002
Provision for loan losses	226	—	—	226
Noninterest income	$726	1,487	12	2,225
Noninterest expense	6,081	1,184	906	8,171

Income (loss) before income tax expense	5,685	319	(1,174)	4,830
Income tax expense (benefit)	1,996	112	(419)	1,689

Net income (loss)	$3,689	$207	$(755)	$3,141

Three months ended June 30, 2004
Net interest income	$9,238	$20	$(335)	$8,923
Provision for loan losses	740	—	—	740
Noninterest income	775	1,048	(5)	1,818
Noninterest expense	5,360	966	802	7,128

Income (loss) before income tax expense	3,913	102	(1,142)	2,873
Income tax expense (benefit)	1,268	33	(415)	886

Net income (loss)	$2,645	$69	$(727)	$1,987

Six months ended June 30, 2005
Net interest income	$22,023	$35	$(533)	21,525
Provision for loan losses	1,012	—	—	1,012
Noninterest income	1,331	2,711	20	4,062
Noninterest expense	11,900	2,295	1,694	15,889

Income (loss) before income tax expense	10,442	451	(2,207)	8,686
Income tax expense (benefit)	3,728	162	(792)	3,098

Net income (loss)	$6,714	$289	$(1,415)	$5,588

Six months ended June 30, 2004
Net interest income	$17,916	$39	$(642)	$17,313
Provision for loan losses	1,337	—	—	1,337
Noninterest income	1,390	1,904	3	3,297
Noninterest expense	10,772	1,839	1,388	13,999

Income (loss) before income tax expense	7,197	104	(2,027)	5,274
Income tax expense (benefit)	2,459	35	(733)	1,761

Net income (loss)	$4,738	$69	$(1,294)	$3,513

Management segregates the Company into three distinct businesses: Banking, Wealth Management and Corporate.  The Banking and Wealth Management segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The majority of the Company’s assets and income result from the Banking segment.  The Bank consists of four banking branches and an operations center in the St. Louis region and two banking branches in the Kansas City region.  The products and services offered by the banking branches include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts.  Loans include commercial, financial, real estate construction and development, commercial and residential real estate, consumer and installment loans.  Other financial services include mortgage banking, debit and credit cards, automatic teller machines, internet account access, safe deposit boxes, and treasury management services.

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

Corporate and intercompany includes the holding company and subordinated debentures.  The Company incurs general corporate expenses and owns the Bank.

NOTE 4 -DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The decision to enter into an interest rate swap is made after considering the asset/liability position of the Bank, the desired asset/liability sensitivity and interest rate levels.  Prior to entering into a hedge transaction, the Bank formally documents the relationship between hedging instruments and the hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The following is a summary of the Company’s accounting policies for derivative instruments and its activities under SFAS No. 149 and SFAS No. 133.

Cash Flow Hedges – The Bank enters into interest rate swap agreements to convert floating-rate loan assets to fixed rates. The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest.  Under the swap agreements the Bank is to pay or receive interest quarterly.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related loan asset.  The net cash flows related to cash flow hedges decreased interest income on loans by $91,000 and $71,000 for the three and six months ended June 30, 2005, respectively.  The net cash flows related to cash flow hedges increased interest income on loans by $351,000 and $672,000 for the three and six months ended June 30, 2004, respectively.

Cash flow hedges are accounted for at fair value.  The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At June 30, 2005 and December 31, 2004, $453,000 and $347,000, respectively, in deferred losses, net of tax, were recorded in accumulated other comprehensive income.  All cash flow hedges were effective; therefore, no gain or loss was recorded in earnings for the periods presented.  The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is less than 1 year.

Fair Value Hedges - The Bank enters into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate.  The swap agreements require the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability.  The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $54,000 and $110,000 for the three and six months ended June 30, 2005, respectively.  The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $140,000 and $317,000 for the three and six months ended June 30, 2004, respectively.

Fair value hedges are accounted for at fair value.  The swaps qualify for the “shortcut method” under SFAS No. 133.  Based on this shortcut method, no ineffectiveness is assumed.  As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs).  All changes in fair value are measured on a quarterly basis.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of June 30, 2005 were as follows:

Cash Flow Hedges	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Notional amount	$70,000	$90,000
Weighted average pay rate	6.25%	5.25%
Weighted average receive rate	5.39%	5.74%
Weighted average maturity in months	10	12
Unrealized loss related to interest rate swaps	$(691)	$(511)

Fair Value Hedges	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Notional amount	$30,000	$40,000
Weighted average pay rate	3.37%	2.60%
Weighted average receive rate	2.55%	2.34%
Weighted average maturity in months	13	14
Unrealized loss related to interest rate swaps	$(418)	$(415)

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

The Bank’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.  At June 30, 2005 and December 31, 2004, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount (in thousands) of off-balance-sheet financial instruments as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004

Commitments to extend credit	$307,574	$296,561
Standby letters of credit	26,494	20,263

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining terms of standby letters of credit range from 1 month to 5 years at June 30, 2005.

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion describes significant changes in the financial condition of the Company that have occurred during the first six months of 2005 compared to December 31, 2004.  In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.  This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Net income for the three and six months ended June 30, 2005 was $3.1 million and $5.6 million, an increase of 55% and 60%, respectively, compared to $2.0 million and $3.5 million for the same periods in 2004.  Fully diluted earnings per share for the three and six months ended June 30, 2005 were $0.29 and $0.53, an increase of 45% and 51% respectively, compared to $0.20 and $0.35 for the same periods in 2004.

Financial Condition

Total assets increased $81 million, or 7.5%, from $1.06 billion at December 31, 2004 to $1.14 billion at June 30, 2005.

For the six months ended June 30, 2005, loans, net of unearned loan fees, increased $60 million to $959 million, or 13% annualized since December 31, 2004.  This is an increase of $92 million from June 30, 2004.  At December 31, 2004, our loan pipeline was robust, and as a result loan volume in first quarter 2005 was a strong 33% annualized.  Principal payments, primarily on variable commercial & industrial and commercial real estate loans, late in the second quarter drove down the outstanding loan balance on June 30, 2005.  As a result, from a point in time perspective, loans declined $14 million from March 31, 2005.  However, average loans were $967 million for the second quarter of 2005, an increase of almost 4% over first quarter 2005 average loans of $935 million and an increase of 13% over second quarter 2004 average loans of $853 million.

The growth in loans was funded by increases in deposits and advances from the Federal Home Loan Bank (“FHLB”).  Total deposits at June 30, 2005 were $996 million, an increase of $56 million, or 12% annualized, over total deposits of $940 million at December 31, 2004.  Following a decline in first quarter due to normal seasonal cash demands of our clients, deposits grew $59 million in second quarter.  Money market accounts increased $13 million and time deposits, excluding brokered CDs, increased $29 million during the first half of 2005.  During first quarter 2005, we executed $30 million of brokered certificates of deposits, a net increase of $10 million from year-end.  The growth in time deposits was primarily due to competitive time deposit promotions at selected branches, including our new location in St. Charles, Missouri.

During the second quarter as core deposits grew, we relied less on overnight FHLB advances; however, to take advantage of attractive rates, we entered into $22 million of long-term FHLB advances at an average rate of 4.50% with an average term of 8 years.  Some fixed rate loans with similar maturities will be funded with these fixed rate advances.  At June 30, 2005, FHLB advances were $31 million, a $20 million increase over December 31, 2004.  There were no short-term FHLB advances outstanding at June 30, 2005.

At June 30, 2005, federal funds sold were $43 million compared to $6 million of federal funds purchased at December 31, 2004.

Total shareholders’ equity was $80 million at June 30, 2005 compared to $73 million at December 31, 2004.  The $7 million increase in equity is due to net income of $5.6 million for the six months ended June 30, 2005 and the exercise of incentive stock options by employees offset by dividends paid to shareholders and changes in accumulated other comprehensive income.

Net Interest Income

Net interest income, the most significant component of our earnings, is the difference between interest income earned on loans, investment securities and other interest-earning assets less interest expense on deposit accounts and other interest-bearing liabilities.  The level of net interest income is determined by the mix and volume of interest-earning assets, interest-bearing deposits and borrowed funds, and by changes in interest rates.  Business volumes are influenced by overall economic factors including inflation, market interest rates, business spending, consumer confidence and competitive conditions within the marketplace.  Net interest rate margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets during the period.  Net interest rate margin is affected by the spread between average yields earned on interest-earning assets and the average rates paid on interest-bearing deposits and borrowings.  The level of non-interest bearing funds, primarily consisting of demand deposits and stockholders’ equity, also affects the net interest rate margin.

Net interest income (on a tax-equivalent basis) was $11.1 million for the three months ended June 30, 2005, compared to $9.0 million for the same period of 2004, an increase of 23%.  Average interest-earning assets for the three months ended June 30, 2005 were $1.067 billion, an increase of $110 million, or 11% over $958 million, for the same period in 2004. For the three months ended June 30, 2005, average interest-bearing liabilities were $829 million, an increase of $90 million, or 12% over $739 million for the same period in 2004.

Net interest rate margin (on a tax-equivalent basis) was 4.19% for the second quarter of 2005, up from 3.80% in the second quarter of 2004.   The increase in net interest rate margin reflects a 118 basis point increase in yields on average interest-earning assets and an increasing benefit from non-interest bearing deposits and equity, offset by a 102 basis point increase in the cost of average interest-bearing liabilities.  The increase in average interest-earning asset yields was the result of prime rate increases in the latter half of 2004 and first half of 2005.  Approximately two-thirds of the Company’s loan portfolio floats with the prime rate.  The increase in cost of funds was primarily due to increases in money market and certificate of deposit rates.

Net interest income (on a tax-equivalent basis) was $21.8 million for the six months ended June 30, 2005, compared to $17.5 million for the same period of 2004, an increase of 25%.  Average interest-earning assets for the six months ended June 30, 2005 were $1.051 billion, an increase of $131 million, or 14% over $920 million, for the same period in 2004. Average interest-bearing liabilities increased $104 million, or 15% to $816 million for the six months ended June 30, 2005 compared to $712 million for the six months ended June 30, 2004.

Net interest rate margin (on a tax-equivalent basis) was 4.18% for the first half of 2005, up from 3.84% in the first half of 2004.  The increase in net interest rate margin reflects a 97 basis point increase in yields on average interest-earning assets and an increasing benefit from non-interest bearing deposits and equity, offset by an 80 basis point increase in the costs of average interest-bearing liabilities. Increases in yields and cost of funds are the same as those described above.

The following tables set forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,

	2005				2004

(Dollars in thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$949,338	85.3%	$15,178	6.41%	$836,222	84.0%	$10,848	5.22%
Tax-exempt loans(2)	17,402	1.6	385	8.87	16,643	1.7	329	7.95

Total loans	966,740	86.9	15,563	6.46	852,865	85.7	11,177	5.27
Taxable investments in debt and equity securities	88,960	8.0	721	3.25	81,800	8.2	593	2.92
Non-taxable investments in debt and equity securities(2)	1,530	0.1	15	3.93	1,644	0.2	16	3.91
Short-term investments	10,136	0.9	77	3.05	21,209	2.1	39	0.74

Total securities and short-term investments	100,626	9.0	813	3.24	104,653	10.5	648	2.49

Total interest-earning assets	1,067,366	95.9	16,376	6.15	957,518	96.2	11,825	4.97
Non-interest-earning assets:
Cash and due from banks	36,504	3.3			26,998	2.7
Other assets	21,965	2.0			21,600	2.2
Allowance for loan losses	(12,760)	(1.2)			(10,977)	(1.1)

Total assets	$1,113,075	100.0%			$995,139	100.0%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$85,204	7.7%	$220	1.04%	$66,868	6.7%	$58	0.35%
Money market accounts	413,531	37.2	2,311	2.24	380,917	38.3	904	0.95
Savings	4,658	0.4	9	0.77	4,192	0.4	3	0.29
Certificates of deposit	239,464	21.5	1,852	3.10	229,705	23.1	1,230	2.15

Total interest-bearing deposits	742,857	66.8	4,392	2.37	681,682	68.5	2,195	1.30
Subordinated debentures	20,620	1.9	288	5.60	18,353	1.8	345	7.56
Borrowed funds	65,077	5.9	550	3.39	39,006	3.9	238	2.45

Total interest-bearing liabilities	828,554	74.6	5,230	2.53	739,041	74.2	2,778	1.51
Noninterest-bearing liabilities:
Demand deposits	199,609	17.9			181,751	18.3
Other liabilities	6,211	0.4			6,164	0.6

Total liabilities	1,034,374	92.9			926,956	93.1
Shareholders’ equity	78,701	7.1			68,183	6.9

Total liabilities & shareholders’ equity	$1,113,075	100.0%			$995,139	100.0%

Net interest income			$11,146				$9,047

Net interest spread				3.62%				3.46%
Net interest rate margin(3)				4.19%				3.80%

(1)

Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $504,000 and $427,000 for the quarters ended June 30, 2005 and 2004, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% for 2005 and 36% for 2004. The approximate tax-equivalent adjustments were $144,000 and $124,000 for the quarters ended June, 2005 and 2004, respectively.

(3)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,

	2005				2004

(Dollars in thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$933,247	85.3%	$28,823	6.23%	$811,297	84.7%	$21,089	5.23%
Tax-exempt loans(2)	17,528	1.6	762	8.77	16,900	1.8	665	7.91

Total loans	950,775	86.9	29,585	6.27	828,197	86.5	21,754	5.28
Taxable investments in debt and equity securities	92,526	8.5	1,467	3.20	68,216	7.1	1,023	3.02
Non-taxable investments in debt and equity securities(2)	1,558	0.1	31	4.01	1,649	0.2	32	3.90
Short-term investments	6,178	0.6	88	2.87	21,462	2.2	87	0.82

Total securities and short-term investments	100,262	9.2	1,586	3.19	91,327	9.5	1,142	2.51

Total interest-earning assets	1,051,037	96.1	31,171	5.98	919,524	96.0	22,896	5.01
Non-interest-earning assets:
Cash and due from banks	34,893	3.2			27,543	2.9
Other assets	21,026	1.8			21,626	2.2
Allowance for loan losses	(12,454)	(1.1)			(10,900)	(1.1)

Total assets	$1,094,502	100.0%			$957,793	100.0%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$85,138	7.8%	$370	0.88%	$61,236	6.4%	$97	0.32%
Money market accounts	414,225	37.8	4,090	1.99	376,972	39.4	1,763	0.94
Savings	4,429	0.4	14	0.64	4,214	0.4	6	0.29
Certificates of deposit	232,118	21.2	3,381	2.94	221,266	23.1	2,356	2.14

Total interest-bearing deposits	735,910	67.2	7,855	2.15	663,688	69.3	4,222	1.28
Subordinated debentures	20,620	1.9	548	5.36	16,909	1.8	662	7.87
Borrowed funds	59,664	5.5	958	3.24	31,628	3.3	448	2.85

Total interest-bearing liabilities	816,194	74.6	9,361	2.31	712,225	74.4	5,332	1.51
Noninterest-bearing liabilities:
Demand deposits	195,340	17.8			172,427	18.0
Other liabilities	6,089	0.6			6,008	0.6

Total liabilities	1,017,623	92.9			890,660	93.0
Shareholders’ equity	76,879	7.0			67,133	7.0

Total liabilities & shareholders’ equity	$1,094,502	100.0%			$957,793	100.0%

Net interest income			$21,810				$17,564

Net interest spread				3.67%				3.50%
Net interest rate margin(3)				4.18%				3.84%

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $920,000 and $735,000 for the six months ended June 30, 2005 and 2004, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% for 2005 and 36% for 2004. The approximate tax-equivalent adjustments were $286,000 and $251,000 for the six months ended June, 2005 and 2004, respectively.

(3)	Net interest income divided by average total interest-earning assets.

The following table sets forth, on a tax equivalent basis, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume for the three and six months ended June 30, 2005 and 2004.

	2005 Compared to 2004

	3 month Increase (decrease) due to			6 month Increase (decrease ) due to

	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net

	(Dollars in thousands)			(Dollars in thousands)
Interest earned on:
Loans	$1,607	$2,723	$4,330	$3,402	$4,332	$7,734
Nontaxable loans (3)	16	40	56	25	72	97
Taxable investments in debt and equity securities	55	73	128	380	64	444
Nontaxable investments in debt and equity securities (3)	(1)	—	(1)	(2)	1	(1)
Short-term investments	(29)	67	38	(96)	97	1

Total interest-earning assets	$1,648	$2,903	$4,551	$3,709	$4,566	$8,275

Interest paid on:
Interest-bearing transaction accounts	$20	$142	$162	$50	$223	$273
Money market accounts	84	1,323	1,407	189	2,138	2,327
Savings	—	6	6	—	8	8
Certificates of deposit	54	568	622	119	906	1,025
Subordinated debentures	40	(97)	(57)	125	(239)	(114)
Borrowed funds	199	113	312	442	68	510

Total interest-bearing liabilities	397	2,055	2,452	925	3,104	4,029

Net interest income	$1,251	$848	$2,099	$2,784	$1,462	$4,246

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% in 2005 and 2004.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience and economic and market factors.  A description of the process used to determine the loan loss provision is below.  The provision for loan losses was $226,000 for the second quarter 2005 compared to $740,000 for the same period in 2004 due to lower nonperforming loan levels and slower loan growth in the quarter.  The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 2005 compared to 1.30% at December 31, 2004 and 1.32% at June 30, 2004.

Asset quality remains strong.  Nonperforming loans were $2.1 million or 22 basis points of total loans at June 30, 2005 versus 28 basis points and 20 basis points at June 30, 2004 and December 31, 2004, respectively.  At June 30, 2005, three relationships comprised $1.5 million, or 69% of the non-performing loans.  The remaining non-performing loans represented four different relationships.  At June 30, 2004, three relationships comprised $1.8 million, or 76% of the non-performing loans.  One of the relationships was foreclosed and sold in first quarter 2005.  The Company recovered $73,000 on the property.  In March 2005, the Company also recovered $92,000 on a loan previously charged off.

The following table summarizes changes in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)		(Dollars in Thousands)
Allowance at beginning of period	$12,639	$10,686	$11,665	$10,590
Loans charged off:
Commercial and industrial	65	—	68	—
Real estate:
Commercial	100	—	100	427
Construction	—	—	—	—
Residential	—	—	—	100
Consumer and other	14	—	14	7

Total loans charged off	179	—	182	534

Recoveries of loans previously charged off:
Commercial and industrial	57	—	77	9
Real estate:
Commercial	—	—	73	—
Construction	—	—	—	—
Residential	19	16	114	32
Consumer and other	7	6	10	14

Total recoveries of loans previously charged off:	83	22	274	55

Net loans charged off (recovered)	96	(22)	(92)	479

Provision for loan losses	226	740	1,012	1,337

Allowance at end of period	$12,769	$11,448	$12,769	$11,448

Average loans	$966,740	$852,865	$950,775	$828,197
Total loans	958,878	866,814	958,878	866,814
Non-performing loans	2,136	2,401	2,136	2,401
Net charge-offs (recoveries) to average loans (annualized)	0.04%	(0.01)%	(0.02)%	0.12%
Allowance for loan losses to loans	1.33	1.32	1.33	1.32
Allowance for loan losses to non-performing loans	598	477	598	477

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

The Bank had no loans 90 days past due still accruing interest at June 30, 2005 or December 31, 2004. The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Non-accrual loans	$2,136	$1,827

Total non-performing loans	2,136	1,827
Foreclosed real estate	123	123

Total non-performing assets	$2,259	$1,950

Total assets	$1,140,522	$1,059,950
Total loans	958,878	898,505
Total loans plus foreclosed property	959,001	898,628
Non-performing loans to loans	0.22%	0.20%
Non-performing assets to loans plus foreclosed property	0.24	0.22
Non-performing assets to total assets	0.20	0.18

The increase in nonperforming loans during the first six months of 2005 consists of a $539,000 credit that is secured by a first mortgage on a commercial property and a $300,000 credit to a manufacturer.  The increase was partially offset by a motel property that was foreclosed and sold during the first quarter of 2005.  Five other borrowers represent the remainder.

Noninterest Income

Noninterest income primarily consists of fees and service charges on deposit accounts, Wealth Management fee income and to a lesser extent, gains on sales of mortgage loans.  Noninterest income was $2.2 million for the three months ended June 30, 2005, compared to $1.8 million for the same period in 2004.  Driving this improvement was a 42% increase in Wealth Management income from $1.0 million for second quarter of 2004 to $1.5 million for the same quarter of 2005.  This increase was the result of both increased assets under administration and a more favorable mix of managed versus custodial assets.  Assets under administration in Enterprise Trust were $1.5 billion at June 30, 2005 versus $1.2 billion at June 30, 2004.  Service charges on deposit accounts of $537,000 were basically unchanged in the second quarter of 2005 compared to the same quarter in 2004.  This is due to a rising earnings crediting rate on commercial accounts which is offset by increased account activity.

For the six months ended June 30, 2005, noninterest income was $4.1 million compared to $3.3 million for the same period in 2004.  Wealth management income increased $807,000, or 42%, to $2.7 million for the six month period ended June 30, 2005, compared to $1.9 million for the same period in 2004 as a result of the reasons stated above.   In addition, Wealth Products Group, which was introduced in March 2004, contributed $305,000 of the Wealth Management increase.  Service charges increased slightly from $997,000 to $1.02 million for the six month period ended June 30, 2005.

Noninterest Expense

Total noninterest expense was $8.2 million for the three months ended June 30, 2005, an increase of $1.0 million over the same period in 2004.  Additional employee compensation and benefits comprised $817,000 of the increase.  Other expenses increased $126,000.

The increase in employee compensation and benefits was related to several factors.  Accrued expenses under the Company’s incentive bonus programs, which are tied to performance targets, increased $388,000.  Growth in the Wealth Management business increased commissions by $154,000.  Effective January 1, 2005, the Board of Directors awarded restricted share units (“RSUs”) to selected personnel during the first quarter of 2005.  RSUs will be expensed annually as they vest over five years.  Compensation expense related to the RSUs was $95,000 in the second quarter 2005.  Recruiting fees of $ 71,000 were incurred during the second quarter.  The remaining increase was attributable to annual merit increases for personnel, increases in medical and disability insurance costs and increases in temporary help.

The increase in other expenses was the result of additional legal and professional and director expenses offset by decreases in marketing and public relations.  Legal and professional expenses, including expenses related to Sarbanes-Oxley 404 compliance, increased $150,000 for the second quarter of 2005 compared to the same period in 2004.  Director expenses increased $99,000 for the second quarter of 2005 compared to the second quarter of 2004.  $42,000 of this increase was related to director stock appreciation rights, which are marked to market on a quarterly basis based upon the Company’s stock price. The remaining increase in director expenses was due to increases in compensation to more competitive levels.   Offsetting these increases was a $109,000 decrease in marketing and public relations expenses due to the timing of a media campaign in 2004.

Total noninterest expense was $15.9 million for the six months ended June 30, 2005, representing a $1.8 million increase over the same period in 2004.  Employee compensation and benefits and other expenses compose the increase.   Fluctuations in these expense categories for the six month period are similar to those discussed above for the second quarter period.

Income Taxes

The provision for income taxes was $1.7 million and $3.1 million for the three and six months ended June 30, 2005 compared to $0.9 million and $1.8 for the three and six months ended June 30, 2004.  The effective tax rates for the three and six months ended June 30, 2005 were 35.0% and 35.7%, respectively.  The effective tax rates for the three and six months ended June 30, 2004 were 30.8% and 33.4%, respectively.  During the second quarter of 2004, we recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.

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

Investment securities are an important part of the Company’s liquidity objective.  As of June 30, 2005, all of the investment portfolio was available for sale.  Of the $89.1 million available for sale investment portfolio, $18.8 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At June 30, 2005, we had $31 million of outstanding FHLB long-term borrowings.  At June 30, 2005, we had an additional $85 million available for borrowing from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $170 million available from the Federal Reserve Bank under a pledged loan agreement.  During second quarter 2005, we reviewed our process for pledging loans as collateral to the FHLB and Federal Reserve.  We identified additional loans that were available for pledging to the Federal Reserve.  As a result, our amount available from the Federal Reserve has increased substantially over prior periods.  We also have access to over $70.0 million in overnight federal funds purchased lines from various banking institutions.  Finally, since the Bank is a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $307 million in unused loan commitments as of June 30, 2005.  The Company believes that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The Company believes, as of June 30, 2005 and December 31, 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2005 and December 31, 2004, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2005:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$112,584	11.39%	$79,049	8.00%	$—	—%
Enterprise Bank & Trust	107,395	10.87	79,010	8.00	98,763	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	100,228	10.14	39,524	4.00	—	—
Enterprise Bank & Trust	95,044	9.62	39,505	4.00	59,258	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	100,228	9.01	33,383	3.00	—	—
Enterprise Bank & Trust	95,044	8.55	33,338	3.00	55,564	5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$103,673	11.19	$74,086	8.00	$—	—
Enterprise Bank & Trust	99,545	10.76	74,036	8.00	92,545	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	92,096	9.94	37,043	4.00	—	—
Enterprise Bank & Trust	87,976	9.51	37,018	4.00	55,527	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	92,096	8.44	32,725	3.00	—	—
Enterprise Bank & Trust	87,976	8.08	32,659	3.00	54,432	5.00

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

The following table (in thousands) presents the scheduled repricing of market risk sensitive instruments at June 30, 2005:

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

ASSETS
Investments in debt and equity securities	$1,843	$22,513	$54,570	$4,749	$51	$5,467	$89,193
Interest-bearing deposits	94	—	—	—	—	—	94
Loans (1)	741,679	62,445	70,237	31,137	42,607	10,773	958,878
Loans held for sale	3,996	—	—	—	—	—	3,996

Total	$747,612	$84,958	$124,807	$35,886	$42,658	$16,240	$1,052,161

LIABILITIES
Savings, NOW, and Money market deposits	$536,608	$—	$—	$—	$—	$—	$536,608
Certificates of deposit (1)	154,115	78,466	22,669	3,499	1,160	31	259,940
Subordinated debentures	20,620	—	—	—	—	—	20,620
Other borrowings	9,580	1,125	1,250	650	1,050	24,139	37,794

Total	$720,923	$79,591	$23,919	$4,149	$2,210	$24,170	$854,962

Item 4 - Disclosure Control and Procedures

As of June 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no significant changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to affect, those controls.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There were no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)

During the quarter ended June 30, 2005, the Company issued 1,500 unregistered shares of its common stock to officers upon exercise of stock options pursuant to the 2002 Stock Incentive Plan (Plan V.)  The aggregate value of unregistered shares issued was $19,650.  The issuances were made in reliance upon the exemptions from registration (to the extent applicable) under Section 4(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	There were no repurchases of the Company’s common stock during the quarter ended June 30, 2005.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

ANNUAL MEETING OF SHAREHOLDERS:  The annual meeting of shareholders was held on April 20, 2005.  Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for Directors and all nominees were elected.  The appointment of KPMG LLP to serve as independent registered public accounting firm for the Company in 2005 was ratified.

The results of the voting on each proposal submitted at the meeting are as follows:

PROPOSAL NO. 1: ELECTION OF DIRECTORS

Director	For	Abstain

Paul J. McKee, Jr.	7,126,882	86,943
Kevin C. Eichner	7,149,282	64,543
Peter F. Benoist	7,194,073	19,752
Paul R. Cahn	7,193,873	19,952
William H. Downey	7,191,573	22,252
Robert E. Guest, Jr.	7,192,973	20,852
Richard S. Masinton	7,182,051	31,774
Birch M. Mullins	7,194,073	19,752
James J. Murphy	7,193,973	19,852
Robert E. Saur	7,194,073	19,752
Sandra Van Trease	7,077,859	135,966
Henry D. Warshaw	7,193,973	19,852

PROPOSAL NO. 2:  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Accountants	For	Against	Abstain

KPMG LLP	7,170,376	34,739	8,710

Item 5 – Other Information

Not applicable or required.

Item 6 - Exhibits

Exhibit Number	Description

*11.1	Statement regarding computation of per share earnings

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

*32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 5, 2005.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ KEVIN C. EICHNER

Kevin C. Eichner
Chief Executive Officer

By:	/s/ FRANK H. SANFILIPPO

Frank H. Sanfilippo
Chief Financial Officer