Form 10-Q
period 2005-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2005-11-04
CIK 1025835

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of November 1, 2005:

          Common Stock, $.01 par value---- 10,156,802 shares outstanding

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART I
Item 1 – Financial Statements
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	At September 30, 2005	At December 31, 2004

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$38,542	$28,324
Federal funds sold	45,281	—
Interest-bearing deposits	101	156

Total cash and cash equivalents	83,924	28,480

Investments in debt and equity securities:
Available for sale, at estimated fair value	96,684	121,630
Held to maturity, at amortized cost (estimated fair value of $8 at December 31, 2004)	—	8

Total investments in debt and equity securities	96,684	121,638

Loans held for sale	2,273	2,376
Loans, less unearned loan fees	976,804	898,505
Less: Allowance for loan losses	13,168	11,665

Loans, net	963,636	886,840

Other real estate owned	—	123
Fixed assets, net	10,098	8,044
Accrued interest receivable	5,115	4,238
Goodwill	1,938	1,938
Prepaid expenses and other assets	6,174	6,273

Total assets	$1,169,842	$1,059,950

Liabilities and Shareholders’ Equity
Deposits:
Demand	$206,724	$197,283
Interest-bearing transaction accounts	85,824	85,523
Money market accounts	445,545	432,340
Savings	4,562	3,919
Certificates of deposit:
$100 and over	216,370	178,851
Other	63,940	41,712

Total deposits	1,022,965	939,628
Subordinated debentures	20,620	20,620
Federal Home Loan Bank advances	28,749	10,299
Other borrowings	6,975	9,616
Notes payable	—	250
Accrued interest payable	2,081	1,665
Accounts payable and accrued expenses	4,955	5,146

Total liabilities	1,086,345	987,224

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 10,111,302 shares at September 30, 2005 and 9,778,357 at December 31, 2004.	101	98
Additional paid in capital	46,955	41,326
Unearned compensation	(1,745)	—
Retained earnings	39,485	32,075
Accumulated other comprehensive loss	(1,299)	(773)

Total shareholders’ equity	83,497	72,726

Total liabilities and shareholders’ equity	$1,169,842	$1,059,950

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$16,461	$11,788	$45,772	$33,304
Interest on debt and equity securities:
Taxable	692	584	2,072	1,561
Nontaxable	10	10	30	31
Interest on federal funds sold	419	138	506	224
Interest on interest-bearing deposits	5	1	6	2
Dividends on equity securities	24	29	111	73

Total interest income	17,611	12,550	48,497	35,195

Interest expense:
Interest-bearing transaction accounts	281	97	652	194
Money market accounts	2,942	1,192	7,031	2,955
Savings	8	3	23	9
Certificates of deposit:
$100 and over	2,013	1,057	4,799	2,892
Other	511	260	1,105	780
Subordinated debentures	317	374	866	1,036
Federal Home Loan Bank borrowings	343	173	1,241	593
Notes payable and other borrowings	37	—	96	30

Total interest expense	6,452	3,156	15,813	8,489

Net interest income	11,159	9,394	32,684	26,706
Provision for loan losses	408	100	1,420	1,437
Net interest income after provision for loan losses	10,751	9,294	31,264	25,269

Noninterest income:
Service charges on deposit accounts	533	532	1,553	1,529
Wealth Management income	1,474	1,119	4,184	3,023
Other service charges and fee income	119	92	348	278
Gain on sale of mortgage loans	145	9	247	219
Gain on sale of other real estate	91	—	91	—
(Loss) gain on sale of securities	(85)	125	(85)	126

Total noninterest income	2,277	1,877	6,338	5,175

Noninterest expense:
Employee compensation and benefits	5,503	4,574	16,103	13,848
Occupancy	568	523	1,652	1,540
Furniture and equipment	212	176	572	534
Data processing	264	208	737	586
Other	1,978	1,575	5,349	4,547

Total noninterest expense	8,525	7,056	24,413	21,055

Income before income tax expense	4,503	4,115	13,189	9,389
Income tax expense	1,625	1,261	4,723	3,022

Net income	$2,878	$2,854	$8,466	$6,367

Per share amounts:
Basic earnings per share	$0.29	$0.29	$0.85	$0.66
Basic weighted average common shares outstanding	10,082,730	9,723,695	10,017,354	9,681,437
Diluted earnings per share	$0.27	$0.28	$0.80	$0.63
Diluted weighted average common shares outstanding	10,781,971	10,074,329	10,667,539	10,005,663

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Net income	$2,878	$2,854	$8,466	$6,367
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities arising during the period, net of tax	(283)	681	(502)	(135)
Less reclassification adjustment for realized loss (gain) on sale of securities included in net income, net of tax	54	(83)	54	(83)
Unrealized gain (loss) on cash flow type derivative instruments arising during the period, net of tax	28	117	(78)	(576)

Total other comprehensive (loss) income	(201)	715	(526)	(794)

Total comprehensive income	$2,677	$3,569	$7,940	$5,573

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$8,466	$6,367
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	807	747
Provision for loan losses	1,420	1,437
Net amortization of debt and equity securities	427	386
Loss (gain) on sale of available for sale investment securities	85	(126)
Mortgage loans originated	(48,834)	(47,915)
Proceeds from mortgage loans sold	49,184	49,383
Gain on sale of mortgage loans	(247)	(219)
Gain on sale of other real estate	(91)	—
Noncash compensation for stock option grants and restricted share units	440	77
Tax benefit for nonqualified stock options	336	—
Increase in accrued interest receivable	(877)	(636)
Increase in accrued interest payable	416	181
Decrease in accrued salaries payable	(120)	(577)
Other, net	180	419

Net cash provided by operating activities	11,592	9,524

Cash flows from investing activities:
Net increase in loans	(78,626)	(91,222)
Purchases of available for sale debt and equity securities	(25,611)	(127,381)
Proceeds from sales of available for sale debt securities	19,274	62,640
Proceeds from redemption of equity securities	4,665	2,484
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	25,423	52,597
Proceeds from sales of other real estate	229	—
Recoveries of loans previously charged off	409	148
Purchases of fixed assets	(2,863)	(502)

Net cash used in investing activities	(57,100)	(101,236)

Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	9,441	19,474
Net increase in interest bearing deposit accounts	73,896	121,061
Proceeds from issuance of subordinated debentures	—	5,155
Proceeds from Federal Home Loan Bank advances	301,200	55,000
Repayments of Federal Home Loan Bank advances	(282,750)	(58,087)
Decrease in federal funds purchased	(6,333)	(8,147)
Increase in customer repurchase agreements	3,693	—
Decrease in other borrowings	—	(1,070)
Paydowns on notes payable	(250)	—
Cash dividends paid	(1,056)	(727)
Proceeds from the exercise of common stock options	3,111	735

Net cash provided by financing activities	100,952	133,394

Net increase in cash and cash equivalents	55,444	41,682
Cash and cash equivalents, beginning of period	28,480	26,488

Cash and cash equivalents, end of period	$83,924	$68,170

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,397	$8,308
Income taxes	4,736	1,845

Noncash transactions:
Transfer to other real estate owned in settlement of loans	—	273

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain reclassifications have been made to prior balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

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

	Three months ended September 30,		Nine months ended September 30,

(In thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$2,878	$2,854	$8,466	$6,367
Add total stock-based employee compensation expense included in reported net income, net of tax	80	—	265	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(82)	(298)	(269)	(984)

Pro forma net income	$2,876	$2,556	$8,462	$5,383

Earnings per share:
Basic:
As reported	$0.29	$0.29	$0.85	$0.66
Pro forma	0.29	0.26	0.84	0.56
Diluted:
As reported	$0.27	$0.28	$0.80	$0.63
Pro forma	0.27	0.25	0.80	0.54

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

The accounting provisions of FAS 123(R) are effective for annual reporting periods beginning after June 15, 2005, therefore, the Company will be required to adopt FAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and nine months ended September 30, 2005, and September 30, 2004, as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards.  The Company expects the implementation of FAS 123R will have no material effect on the Company’s consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under FAS 115, Accounting for Certain Investments in Debt and Equity Securities.  After many organizations, including banks, which could be impacted by this guidance, asked for clarification on the meaning of other-than-temporary impairment and its application to certain investments, the FASB postponed the implementation.  In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued FASB staff position (“FSP”) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final.  The final position supersedes several previously issued EITF topics and replaces guidance set forth in several others.  The final position, titled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, codifies guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.  The effective date of the FSP will be reporting periods beginning after December 15, 2005.  The Company has evaluated the impact of the final rule and expects the implementation of FAS 115-1 will not have a material effect on the Company’s consolidated financial position or results of operations.

On July 14, 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft for Accounting for Uncertain Tax Positions, an Interpretation of FAS No. 109, Accounting for Income Taxes.  The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FAS 109.  An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in FASB Statement No. 5, Accounting for Contingencies, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This proposed Interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.  If approved, the Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005.   The FASB comment period ended on September 12, 2005.   We are waiting on the final decision related to this Interpretation by FASB and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

NOTE 2 – SEGMENT DISCLOSURE

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

Following are the balance sheet information and financial results for the Company’s operating segments as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004 (in thousands) (unaudited):

Balance Sheet Information:	Banking	Wealth Management	Corporate and Intercompany	Total

September 30, 2005
Loans, less unearned loan fees	$976,804	$—	$—	$976,804
Goodwill	1,938	—	—	1,938
Deposits	1,023,117	—	(152)	1,022,965
Borrowings	35,724	—	20,620	56,344
Total assets	$1,167,930	$436	$1,476	$1,169,842

December 31, 2004
Loans, less unearned loan fees	$898,505	$—	$—	$898,505
Goodwill	1,938	—	—	1,938
Deposits	939,784	—	(156)	939,628
Borrowings	19,914	—	20,871	40,785
Total assets	$1,058,124	$414	$1,412	$1,059,950

Income Statement Information:	Banking	Wealth Management	Corporate and Intercompany	Total

Three months ended September 30, 2005
Net interest income	$11,448	$18	$(307)	$11,159
Provision for loan losses	408	—	—	408
Noninterest income	791	1,474	12	2,277
Noninterest expense	6,305	1,318	902	8,525

Income (loss) before income tax expense	5,526	174	(1,197)	4,503
Income tax expense (benefit)	2,004	63	(441)	1,625

Net income (loss)	$3,522	$111	$(756)	$2,878

Three months ended September 30, 2004
Net interest income	$9,740	$20	$(366)	$9,394
Provision for loan losses	100	—	—	100
Noninterest income	758	1,119	—	1,877
Noninterest expense	5,474	890	692	7,056

Income (loss) before income tax expense	4,924	249	(1,058)	4,115
Income tax expense (benefit)	1,799	85	(623)	1,261

Net income (loss)	$3,125	$164	$(435)	$2,854

Nine months ended September 30, 2005
Net interest income	$33,472	$53	$(841)	32,684
Provision for loan losses	1,420	—	—	1,420
Noninterest income	2,121	4,184	33	6,338
Noninterest expense	18,205	3,612	2,596	24,413

Income (loss) before income tax expense	15,968	625	(3,404)	13,189
Income tax expense (benefit)	5,731	225	(1,233)	4,723

Net income (loss)	$10,237	$400	$(2,171)	$8,466

Nine months ended September 30, 2004
Net interest income	$27,655	$58	$(1,007)	$26,706
Provision for loan losses	1,437	—	—	1,437
Noninterest income	2,148	3,023	4	5,175
Noninterest expense	16,245	2,729	2,081	21,055

Income (loss) before income tax expense	12,121	352	(3,084)	9,389
Income tax expense (benefit)	4,259	120	(1,357)	3,022

Net income (loss)	$7,862	$232	$(1,727)	$6,367

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges – The Bank enters into interest rate swap agreements to convert floating-rate loan assets to fixed rates. The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest.  Under the swap agreements the Bank is to pay or receive interest quarterly.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related loan asset.  The net cash flows related to cash flow hedges decreased interest income on loans by $185,000 and $257,000 for the three and nine months ended September 30, 2005, respectively.  The net cash flows related to cash flow hedges increased interest income on loans by $307,000 and $979,000 for the three and nine months ended September 30, 2004, respectively.

Cash flow hedges are accounted for at fair value.  The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At September 30, 2005 and December 31, 2004, $425,000 and $347,000, respectively, in deferred losses, net of tax, were recorded in accumulated other comprehensive income.  All cash flow hedges were effective; therefore, no gain or loss was recorded in earnings for the periods presented.  The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is less than 1 year.

Fair Value Hedges - The Bank enters into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate.  The swap agreements require the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability.  The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $116,000 and $226,000 for the three and nine months ended September 30, 2005, respectively.  The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $45,000 and $361,000 for the three and six months ended September 30, 2004, respectively.

Fair value hedges are accounted for at fair value.  The swaps qualify for the “shortcut method” under SFAS No. 133.  Based on this shortcut method, no ineffectiveness is assumed.  As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs).  All changes in fair value are measured on a quarterly basis.

The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of September 30, 2005 were as follows:

Cash Flow Hedges	September 30, 2005	December 31, 2004

	(Dollars in thousands)
Notional amount	$70,000	$90,000
Weighted average pay rate	6.75%	5.25%
Weighted average receive rate	5.39%	5.74%
Weighted average maturity in months	6	12
Unrealized loss related to interest rate swaps	$(647)	$(511)

Fair Value Hedges	September 30, 2005	December 31, 2004

	(Dollars in thousands)
Notional amount	$30,000	$40,000
Weighted average pay rate	4.10%	2.60%
Weighted average receive rate	2.55%	2.34%
Weighted average maturity in months	9	14
Unrealized loss related to interest rate swaps	$(423)	$(415)

NOTE 4 – DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Bank’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.  At September 30, 2005 and December 31, 2004, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount (in thousands) of off-balance-sheet financial instruments as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004

Commitments to extend credit	$337,388	$296,561
Standby letters of credit	27,526	20,263

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining terms of standby letters of credit range from 1 month to 5 years at September 30, 2005.

NOTE 5 – SUBSEQUENT EVENTS

On October 11, 2005, EFSC Capital Trust IV (“EFSC Trust IV”), a newly-formed Delaware business trust and subsidiary of the Company, issued 10,000 floating rate Trust Preferred Securities IV (“Preferred Securities IV”) at $1,000 per share to a Trust Preferred Securities Pool.  The rate is fixed at 6.14% for five years.  Following the five-year period, the floating rate will be equal to three month LIBOR rate plus 1.44%, and will reprice quarterly. The Preferred Securities IV are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company.  The proceeds of the Preferred Securities IV were invested in junior subordinated debentures of the Company.  The net proceeds to the Company from the sale of the junior subordinated debentures were approximately $10 million.  Distributions on the Preferred Securities IV will be payable quarterly on March 15, June 15, September 15 and December 15 of each year that the Preferred Securities IV are outstanding, commencing December 15, 2005.  The Preferred Securities IV mature on December 15, 2035.  The mandatory date may be shortened to a date not earlier than December 15, 2010 if certain conditions are met.  The Preferred Securities IV are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.  The proceeds from the offering were used to partially fund the purchase of Millennium Brokerage Group, LLC (“Millennium”).

On October 13, 2005, the Company through its new wholly-owned subsidiary, Millenium Holding Company Inc. executed a Membership Interest Purchase Agreement providing for the acquisition of Millennium.   Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.  The transaction is structured as a step acquisition with an initial payout of $15 million, 65% cash and 35% company stock, for 60% of Millennium’s shares with two subsequent payouts in years 2008 and 2010 for the remaining interests. The consideration mix between stock and cash for subsequent payouts are at the Company’s discretion with a maximum of 70% stock.   Future payouts are conditioned upon certain pre-tax income performance targets up to a maximum of $36 million, inclusive of the initial $15 million payout. EFSC is contractually entitled to a priority return on its investment of 23.1% (pre-tax) before additional distributions to the Millennium principals.  Please refer to the Form 8-K filed by the Company on October 13, 2005 for more information.  The transaction closed on October 21, 2005.

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion describes significant changes in the financial condition of the Company that have occurred during the first nine months of 2005 compared to December 31, 2004.  In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.  This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Net income for the nine months ended September 30, 2005 was $8.5 million, an increase of 33% compared to $6.4 million for the same period in 2004.  Fully diluted earnings per share for the nine months ended September 30, 2005 were $0.80, an increase of 27%, compared to $0.63 for the same period in 2004.   For the three months ended September 30, 2005, net income was $2.9 million, even with the same period in 2004.  Fully diluted earnings per share for the three months ended September 30, 2005 and 2004 were $0.27 and $0.28, respectively.

On October 13, 2005, the Company announced the agreement to acquire Millennium Brokerage Group, a life insurance advisory and brokerage operation headquartered in Nashville, Tennessee.  This operation will be included in the Wealth Management segment.  Please refer to the Form 8-K filed by the Company on October 13, 2005 for more information.  In addition, please refer to Note 6 - Subsequent Events included in this filing.

Financial Condition

Total assets increased $110 million, or 10.4%, from $1.06 billion at December 31, 2004 to $1.17 billion at September 30, 2005.

For the nine months ended September 30, 2005, loans, net of unearned loan fees, increased $78 million to $977 million, or 12% annualized since December 31, 2004.  This is an increase of $103 million from September 30, 2004.  Loans, net of unearned loan fees, increased $18 million during the third quarter of 2005.  While new loan originations were strong in the third quarter the Bank experienced a higher than normal level of refinance activity as clients took advantage of the relatively flat yield curve to refinance floating rate debt to the fixed rate permanent markets.  Management does not currently believe that it is in the Company’s long term best interest to compete aggressively for longer term fixed rate loans and expects to experience somewhat lower net loan growth in order to maintain net interest rate margins.

The growth in loans was funded by increases in deposits and advances from the Federal Home Loan Bank (“FHLB”).  Total deposits at September 30, 2005 were $1.02 billion, an increase of $83 million, or 12% annualized, over total deposits of $940 million at December 31, 2004.   During the third quarter of 2005, deposits grew $27 million.  This was comprised of an $8 million increase in demand deposits and a $30 million increase in time deposits, excluding brokered CDs.   Offsetting these increases were broker CDs of $10 million, which matured and were not replaced.   The growth in time deposits was primarily due to time deposit promotions at selected branches and clients choosing more favorable  time deposit rates relative to money market rates, given the current interest rate environment, and competition.

At September 30, 2005, FHLB advances were $29 million, an $18 million increase over December 31, 2004.  There were no short-term FHLB advances outstanding at September 30, 2005.   The new advances were used to lock in spreads on some anticipated fixed rate lending, which have not yet been realized.

At September 30, 2005, federal funds sold were $45 million compared to $6 million of federal funds purchased at December 31, 2004.   The stronger deposit growth relative to loan growth has resulted in higher liquidity levels.  Given our outlook for the fourth quarter, we expect to utilize some of this liquidity by increasing the size of the investment portfolio as a percentage of total assets.

Total shareholders’ equity was $84 million at September 30, 2005 compared to $73 million at December 31, 2004.  The $11 million increase in equity is due to net income of $8.5 million for the nine months ended September 30, 2005 and the exercise of incentive stock options by employees offset by dividends paid to shareholders and changes in accumulated other comprehensive income.

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

Net interest income (on a tax-equivalent basis) was $11.3 million for the three months ended September 30, 2005, compared to $9.5 million for the same period of 2004, an increase of 19%.  Average interest-earning assets for the three months ended September 30, 2005 were $1.115 billion, an increase of $131 million, or 13% over $983 million, for the same period in 2004. For the three months ended September 30, 2005, average interest-bearing liabilities were $869 million, an increase of $107 million, or 14% over $762 million for the same period in 2004.

Net interest rate margin (on a tax-equivalent basis) was 4.03% for the third quarter of 2005, up from 3.85% in the same quarter of 2004.   The increase in net interest rate margin reflects a 121 basis point increase in yields on average interest-earning assets and an increasing benefit from non-interest bearing deposits and equity, offset by a 129 basis point increase in the cost of average interest-bearing liabilities.  The increase in average interest-earning asset yields was the result of prime rate increases in the latter half of 2004 and first nine months of 2005.  Slightly less than two-thirds of the Company’s loan portfolio floats with the prime rate.  The increase in cost of funds was primarily due to increases in money market and certificate of deposit rates given competitor pricing and the increasing interest rate environment.

Net interest income (on a tax-equivalent basis) was $33.1 million for the nine months ended September 30, 2005, compared to $27.0 million for the same period of 2004, an increase of 22%.  Average interest-earning assets for the nine months ended September 30, 2005 were $1.073 billion, an increase of $132 million, or 14% over $941 million, for the same period in 2004.  Average interest-bearing liabilities increased $105 million, or 14% to $834 million for the nine months ended September 30, 2005 compared to $729 million for the nine months ended September 30, 2004.

Net interest rate margin (on a tax-equivalent basis) was 4.13% for the first nine months of 2005, up from 3.84% for the same period in 2004.  The increase in net interest rate margin reflects a 106 basis point increase in yields on average interest-earning assets and an increasing benefit from non-interest bearing deposits and equity, offset by a 97 basis point increase in the costs of average interest-bearing liabilities.    The reasons for increases in yields and cost of funds are the same as those described above.

The following tables set forth, on a tax-equivalent basis, certain information relating to the Company’s average balance sheet and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest spread and net interest rate margin for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,

	2005				2004

(Dollars in thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$953,578	82.3%	$16,176	6.73%	$841,383	82.2%	$11,580	5.48%
Tax-exempt loans(2)	19,359	1.7	445	9.12	16,407	1.6	316	7.66

Total loans	972,937	84.0	16,621	6.78	857,790	83.8	11,896	5.52
Taxable investments in debt and equity securities	90,045	7.8	717	3.16	81,972	8.0	612	2.97
Non-taxable investments in debt and equity securities(2)	1,521	0.1	15	3.91	1,634	0.2	15	3.65
Short-term investments	50,005	4.3	424	3.36	41,936	4.1	139	1.32

Total securities and short-term investments	141,571	12.2	1,156	3.24	125,542	12.3	766	2.43

Total interest-earning assets	1,114,508	96.2	17,777	6.33	983,332	96.1	12,662	5.12
Non-interest-earning assets:
Cash and due from banks	34,622	3.0			30,682	3.0
Other assets	23,220	1.9			20,683	2.0
Allowance for loan losses	(13,009)	(1.1)			(11,563)	(1.1)

Total assets	$1,159,341	100.0%			$1,023,134	100.0%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$84,379	7.3%	$281	1.32%	$78,842	7.7%	$97	0.49%
Money market accounts	437,374	37.7	2,942	2.67	401,765	39.3	1,192	1.18
Savings	4,533	0.4	8	0.70	4,278	0.4	3	0.28
Certificates of deposit	285,998	24.7	2,524	3.50	234,251	22.9	1,317	2.24

Total interest-bearing deposits	812,284	70.1	5,755	2.81	719,136	70.3	2,609	1.44
Subordinated debentures	20,620	1.8	317	6.10	20,619	2.0	374	7.22
Borrowed funds	36,351	3.1	380	4.15	22,155	2.2	173	3.11

Total interest-bearing liabilities	869,255	75.0	6,452	2.94	761,910	74.5	3,156	1.65
Noninterest-bearing liabilities:
Demand deposits	199,787	17.2			185,446	18.1
Other liabilities	7,804	0.7			7,009	0.7

Total liabilities	1,076,846	92.9			954,365	93.3
Shareholders’ equity	82,495	7.1			68,769	6.7

Total liabilities & shareholders’ equity	$1,159,341	100.0%			$1,023,134	100.0%

Net interest income			$11,325				$9,506

Net interest spread				3.39%				3.47%
Net interest rate margin(3)				4.03%				3.85%

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $430,000 and $409,000 for the quarters ended September 30, 2005 and 2004, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% for 2005 and 34% for 2004. The approximate tax-equivalent adjustments were $166,000 and $112,000 for the quarters ended September, 2005 and 2004, respectively.

(3)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,

	2005				2004

(Dollars in thousands)	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$940,099	84.2%	$44,999	6.40%	$821,399	83.8%	$32,669	5.31%
Tax-exempt loans(2)	18,145	1.6	1,207	8.89	16,734	1.7	962	7.68

Total loans	958,244	85.8	46,206	6.45	838,133	85.5	33,631	5.36
Taxable investments in debt and equity securities	91,690	8.2	2,183	3.18	72,835	7.4	1,635	3.00
Non-taxable investments in debt and equity securities(2)	1,545	0.1	47	4.07	1,644	0.2	46	3.74
Short-term investments	21,881	2.0	512	3.13	28,336	2.9	226	1.07

Total securities and short-term investments	115,116	10.3	2,742	3.18	102,815	10.5	1,907	2.48

Total interest-earning assets	1,073,360	96.1	48,948	6.10	940,948	96.0	35,538	5.04
Non-interest-earning assets:
Cash and due from banks	33,867	3.0			28,597	2.9
Other assets	21,767	2.0			21,310	2.2
Allowance for loan losses	(12,641)	(1.1)			(11,123)	(1.1)

Total assets	$1,116,353	100.0%			$979,732	100.0%

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$84,882	7.6%	$652	1.03%	$67,148	6.9%	$194	0.39%
Money market accounts	422,026	37.8	7,031	2.23	385,297	39.3	2,955	1.02
Savings	4,464	0.4	23	0.69	4,235	0.4	9	0.28
Certificates of deposit	250,275	22.4	5,904	3.15	225,626	23.0	3,672	2.17

Total interest-bearing deposits	761,647	68.2	13,610	2.39	682,306	69.6	6,830	1.34
Subordinated debentures	20,620	1.9	866	5.62	18,155	1.9	1,036	7.62
Borrowed funds	51,808	4.6	1,337	3.45	28,448	2.9	623	2.93

Total interest-bearing liabilities	834,075	74.7	15,813	2.53	728,909	74.4	8,489	1.56
Noninterest-bearing liabilities:
Demand deposits	196,839	17.6			176,799	18.1
Other liabilities	6,667	0.6			6,342	0.6

Total liabilities	1,037,581	92.9			912,050	93.1
Shareholders’ equity	78,772	7.1			67,682	6.9

Total liabilities & shareholders’ equity	$1,116,353	100.0%			$979,732	100.0%

Net interest income			$33,135				$27,049

Net interest spread				3.57%				3.48%
Net interest rate margin(3)				4.13%				3.84%

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees included in interest income are approximately $1,355,000 and $1,144,000 for the nine months ended September 30, 2005 and 2004, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% for 2005 and 34% for 2004. The approximate tax-equivalent adjustments were $451,000 and $343,000 for the nine months ended September, 2005 and 2004, respectively.

(3)	Net interest income divided by average total interest-earning assets.

The following table sets forth, on a tax equivalent basis, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume for the three and nine months ended September 30, 2005 and 2004.

	2005 Compared to 2004

	3 month			9 month
	Increase (decrease) Due to			Increase (decrease) Due to

	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net

	(Dollars in thousands)			(Dollars in thousands)
Interest earned on:
Loans	$1,690	$2,906	$4,596	$5,104	$7,226	$12,330
Nontaxable loans (3)	63	66	129	85	160	245
Taxable investments in debt and equity securities	64	41	105	442	106	548
Nontaxable investments in debt and equity securities (3)	(1)	1	—	(3)	4	1
Short-term investments	32	253	285	(61)	347	286

Total interest-earning assets	$1,848	$3,267	$5,115	$5,567	$7,843	$13,410

Interest paid on:
Interest-bearing transaction accounts	$7	$177	$184	$63	$395	$458
Money market accounts	115	1,635	1,750	306	3,770	4,076
Savings	—	5	5	—	14	14
Certificates of deposit	339	868	1,207	436	1,796	2,232
Subordinated debentures	—	(57)	(57)	128	(298)	(170)
Borrowed funds	136	71	207	586	128	714

Total interest-bearing liabilities	597	2,699	3,296	1,519	5,805	7,324

Net interest income	$1,251	$568	$1,819	$4,048	$2,038	$6,086

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis assuming a tax rate of 36% in 2005 and 34% in 2004.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is affected by changes in the loan portfolio, management’s assessment of the collectability of the loan portfolio, loss experience and economic and market factors.  A description of the process used to determine the  provision for loan losses is below.  The provision for loan losses was $408,000 for the third quarter 2005 compared to $100,000 for the same period in 2004 due to higher loan growth in the quarter.  The allowance for loan losses as a percentage of total loans was 1.35% at September 30, 2005 compared to 1.30% at December 31, 2004 and 1.31% at September 30, 2004.

Asset quality remains strong.  Nonperforming loans were $1.8 million or 18 basis points of total loans at September 30, 2005 versus 20 basis points at both September 30 and December 31, 2004.  At September 30, 2005, four relationships comprised $1.4 million, or 78% of the non-performing loans.  The remaining non-performing loans represented four different relationships.  At September 30, 2004, three relationships comprised $1.5 million, or 85% of the non-performing loans.  One of the relationships was foreclosed and sold in first quarter 2005.  The Company recovered $73,000 on the property.

The following table summarizes changes in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

	(Dollars in Thousands)		(Dollars in Thousands)
Allowance at beginning of period	$12,769	$11,448	$11,665	$10,590
Loans charged off:
Commercial and industrial	—	200	67	200
Real estate:
Commercial	144	—	244	427
Construction	—	—	—	—
Residential	—	—	—	100
Consumer and other	1	—	15	7

Total loans charged off	145	200	326	734

Recoveries of loans previously charged off:
Commercial and industrial	110	82	187	91
Real estate:
Commercial	—	—	73	—
Construction	—	—	—	—
Residential	16	7	130	39
Consumer and other	10	4	19	18

Total recoveries of loans previously charged off:	136	93	409	148

Net loans charged off (recovered)	9	107	(83)	586

Provisions for loan losses	408	100	1,420	1,437

Allowance at end of period	$13,168	$11,441	$13,168	$11,441

Average loans	$972,937	$857,790	$958,244	$838,133
Total loans	976,804	874,092	976,804	874,092
Non-performing loans	1,777	1,722	1,777	1,722
Net charge-offs (recoveries) to average loans	0.00%	0.05%	(0.01)%	0.09%
Allowance for loan losses to loans	1.35	1.31	1.35	1.31
Allowance for loan losses to non-performing loans	741.02	664.40	741.02	664.40

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

The Bank had no loans 90 days past due still accruing interest at September 30, 2005 or December 31, 2004. The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	September 30, 2005	December 31, 2004

	(Dollars in thousands)
Non-accrual loans	$1,777	$1,827

Total non-performing loans	1,777	1,827
Foreclosed real estate	—	123

Total non-performing assets	$1,777	$1,950

Total assets	$1,169,842	$1,059,950
Total loans	976,804	898,505
Total loans plus foreclosed property	976,804	898,628
Non-performing loans to loans	0.18%	0.20%
Non-performing assets to loans plus foreclosed property	0.18	0.22
Non-performing assets to total assets	0.15	0.18

The change in non-performing loans for the first nine months of 2005 includes a $465,000 credit that is secured by a first mortgage on a commercial property, a $300,000 credit to a manufacturer, and a $144,000 credit secured by residential property.  These increases were offset by a motel property that was foreclosed and sold during the first quarter of 2005 along with a commercial property that paid off during the third quarter of 2005.  During third quarter of 2005, the foreclosed real estate property was sold for a gain of $91,000.

Noninterest Income

Noninterest income primarily consists of fees and service charges on deposit accounts, Wealth Management fee income and to a lesser extent, gains on sales of mortgage loans.  Noninterest income was $2.3 million for the three months ended September 30, 2005, compared to $1.9 million for the same period in 2004.  Wealth Management income increased 38%, from $1.1 million for second quarter of 2004 to $1.5 million for the same quarter of 2005.  This increase was the result of both increased assets under administration and a more favorable mix of managed versus custodial assets.  Assets under administration in Enterprise Trust were $1.48 billion at September 30, 2005 versus $1.24 billion at September 30, 2004.

Service charges on deposit accounts of $533,000 were basically unchanged in the third quarter of 2005 compared to the same quarter in 2004.  This is due to a rising earnings credit rate on commercial accounts, which was offset by increased account activity.  Higher production activity led to an increase in mortgage gains from $9,000 in third quarter of 2004 to $145,000 in third quarter 2005.  The Company sold a foreclosed real estate property during the third quarter of 2005 for a gain of $91,000.  The Company also recorded $85,000 in losses on the sale of securities during the third quarter, versus $125,000 in gains for the same quarter in 2004.  In both cases, the securities were sold to assist in repositioning the balance sheet for the anticipated interest rate environment.

For the nine months ended September 30, 2005, noninterest income was $6.3 million compared to $5.2 million for the same period in 2004.  Wealth management income increased $1.2 million, or 38%, to $4.2 million for the nine month period ended September 30, 2005, compared to $3.0 million for the same period in 2004 as a result of the reasons stated above.   In addition, Wealth Products Group, which was introduced in March 2004, contributed $428,000 of the Wealth Management increase.  Service charges were essentially flat at $1.6 million for the nine month periods ended September 30, 2005 versus the same period in 2004.

Noninterest Expense

Total noninterest expense was $8.5 million for the three months ended September 30, 2005, an increase of $1.5 million over the same period in 2004.  Additional employee compensation and benefits comprised $929,000 of the increase.  Other noninterest expenses increased $403,000.

The increase in employee compensation and benefits was related to several factors.  Accrued expenses under the Company’s incentive bonus programs, which are tied to performance targets, increased $316,000.  Growth in the Wealth Management revenues  increased commissions by $204,000.  Effective January 1, 2005, the Board of Directors awarded restricted share units (“RSUs”) to selected personnel during the first quarter of 2005.  RSUs are expensed annually as they vest over five years.  Compensation expense related to the RSUs was $104,000 in the third quarter 2005.   The remaining increase was attributable to salaries and benefits of new associates, annual merit increases, along with increases  in medical and disability insurance costs, temporary help and recruiting fees.

The increase in other expenses was due to the following: 1)   $147,000 of legal and professional expenses, including expenses related to Sarbanes-Oxley 404 compliance and compensation committee assistance, 2) $96,000 of marketing and public relations expenses, 3) $46,000 of director expenses due to increases in compensation to more competitive levels, 4) $74,000 of meals, entertainment and travel expenses, 5) $31,000 of additional insurance expenses and 6) $58,000 of expenses related to deferred compensation market value adjustments.   Offsetting these increases was a $121,000 decrease in loan legal fees primarily related to a foreclosed property sold in the first quarter of 2005.

Total noninterest expense was $24.4 million for the nine months ended September 30, 2005, representing a $3.4 million increase over the same period in 2004.  Employee compensation and benefits and other expenses comprise the increase. Fluctuations in these expense categories for the nine month period are similar to those discussed above.

Income Taxes

The provision for income taxes was $1.6 million and $4.7 million for the three and nine months ended September 30, 2005 compared to $1.3 million and $3.0 for the three and nine months ended September 30, 2004.  The effective tax rates for the three and nine months ended September 30, 2005 were 36.1% and 35.8%, respectively.  The effective tax rates for the three and nine months ended September 30, 2004 were 30.6% and 32.2%, respectively.  The 2004 tax rates are lower due to $163,000 of state income tax refunds related to prior state income tax returns recognized during the second quarter of 2004 and a $241,000 reversal of deferred tax valuation allowance recorded in the third quarter of 2004.

Liquidity

The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due.  Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities.  Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major financial institutions, the Federal Reserve Bank and the Federal Home Loan Bank, the ability to acquire large and brokered deposits, and the ability to sell loan participations to other banks.

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

Investment securities are an important part of the Company’s liquidity objective.  As of September 30, 2005, the entire investment portfolio was available for sale.  Of the $97 million investment portfolio, $18 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity, if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At September 30, 2005, we had $29 million of outstanding FHLB long-term advances.  At September 30, 2005, we had an additional $127 million available for borrowing from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $174 million available from the Federal Reserve Bank under a pledged loan agreement.  We also have access to over $70 million in overnight federal funds purchased lines from various banking institutions.  Finally, since the Bank is a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $337 million in unused loan commitments as of September 30, 2005.  The Company believes that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.  The Company believes, as of September 30, 2005 and December 31, 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2005 and December 31, 2004, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
As of September 30, 2005:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$116,069	11.58%	$80,197	8.00%	$—	—
Enterprise Bank & Trust	111,253	11.10	80,154	8.00	100,192	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	103,531	10.33	40,099	4.00	—	—
Enterprise Bank & Trust	98,721	9.85	40,077	4.00	60,115	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	103,531	8.94	34,752	3.00	—	—
Enterprise Bank & Trust	98,721	8.53	34,708	3.00	57,847	5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$103,673	11.19	$74,086	8.00	$—	—
Enterprise Bank & Trust	99,545	10.76	74,036	8.00	92,545	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	92,096	9.94	37,043	4.00	—	—
Enterprise Bank & Trust	87,976	9.51	37,018	4.00	55,527	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	92,096	8.44	32,725	3.00	—	—
Enterprise Bank & Trust	87,976	8.08	32,659	3.00	54,432	5.00

On March 1, 2005, the Board of Governors of the Federal Reserve System, or Board, adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, that allows for the continued limited inclusion of trust preferred securities in Tier 1 capital.  The Board’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital.  Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital.  In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year.  The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits.  Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities.  The Company has evaluated the impact of the final rule on the Company’s financial condition and results of operations, and determined the implementation of the Board’s final rule, as adopted, would not have a material impact on the Company’s regulatory capital ratios.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk.  The Company faces market risk in the form of interest rate risk through other than trading activities.  Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods.  To measure interest rate risk the Company uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments.  Policies established by the Company’s Asset/Liability Committee and approved by the Company’s Board of Directors limit exposure of earnings at risk.  General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve.  These limits are based on the Company’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

The following table (in thousands) presents the scheduled repricing of market risk sensitive instruments at September 30, 2005:

	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

ASSETS
Investments in debt and equity securities	$268	$13,024	$54,678	$21,638	$2,791	$4,285	$96,684
Interest-bearing deposits	101	—	—	—	—	—	101
Loans (1)	724,686	63,766	93,105	27,660	52,344	15,243	976,804
Loans held for sale	2,273	—	—	—	—	—	2,273

Total	$727,328	$76,790	$147,783	$49,298	$55,135	$19,528	$1,075,862

LIABILITIES
Savings, NOW, and Money market deposits	$535,931	$—	$—	$—	$—	$—	$535,931
Certificates of deposit (1)	193,056	61,787	22,246	2,080	1,109	31	280,310
Subordinated debentures	20,620	—	—	—	—	—	20,620
Other borrowings	8,500	150	1,250	650	1,050	24,124	35,724

Total	$758,107	$61,937	$23,496	$2,730	$2,159	$24,155	$872,584

(1)	Adjusted for the impact of the interest rate swaps.

Item 4 - Disclosure Control and Procedures

As of September 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no significant changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to affect, those controls.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There were no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the quarter ended September 30, 2005, the Company issued no unregistered shares of its common stock.

(b)	Not applicable.

(c)	There were no repurchases of the Company’s common stock during the quarter ended September 30, 2005.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 4, 2005.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner

Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo

Frank H. Sanfilippo
Chief Financial Officer