Form 10-K
period 2005-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2006-03-07
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from to

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO  63105
Telephone: (314) 725-5500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐    No   ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer:   ☐               Accelerated filer:   ☒               Non-accelerated filer:   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes   ☐    No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $225,413,717, based on the closing price of the common stock of $26.50 on February 22, 2006, as reported by the NASDAQ National Market.

As of February 22, 2006, the Registrant had outstanding 10,469,029 of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ENTERPRISE FINANCIAL SERVICES CORP
2005 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“EFSC” or “the Company”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri.  At December 31, 2005, our wholly owned subsidiary, Enterprise Bank & Trust (“Enterprise” or “the Bank”), a Missouri chartered trust company with banking powers, was the largest publicly held bank, in asset size, headquartered in St. Louis, Missouri, with $1.3 billion in assets.  Enterprise is a regional bank primarily serving the St. Louis and Kansas City metropolitan areas.

The Company’s stated mission is “to guide our clients to a lifetime of financial success.”  We have established an accompanying corporate vision “to build an exceptional company that clients value, shareholders prize and where our associates flourish.”   These tenets are fundamental to the Company’s business strategies and operations.

Enterprise is highly focused on serving the needs of private businesses, their owner families and other professionals.  This is achieved through two primary lines of business: commercial banking and wealth management.  We compete with full product lines in each line of business.  We believe our technology combined with the associates who deliver products and services to our clients offer meaningful advantages in product value, product selection and customer service, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability.

The commercial banking line of business offers a broad range of business and personal banking services.  Lending services include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate, and consumer loans.  A variety of deposit products and a complete suite of treasury management services supplement our lending capabilities.

The wealth management line of business provides fee-based corporate and personal financial consulting, advisory and trust services to our target market.  Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession planning.  Personal financial consulting includes estate planning, investment management, and retirement planning.  On October 21, 2005, we acquired controlling interest in Millennium Brokerage Group, LLC (“Millennium”), a life insurance advisory and brokerage operation serving life agents, banks, CPA firms, property and casualty groups and financial advisors.  Millennium’s capabilities, market reach and industry presence significantly enhances our wealth management product line and opens new wholesale marketing opportunities for the Company while strengthening our fee income sources.

Our executive offices are located at 150 North Meramec, Clayton, MO 63105 and our telephone number is (314) 725-5500.

Available Information
The Company’s Internet website is www.enterprisebank.com.  We make available free of charge on or through our website, various reports that we file with or furnish to the Securities and Exchange Commission (“SEC”), including our annual reports, quarterly reports, current reports and proxy statements.  These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.

Acquisition
On October 13, 2005, the Company through its new wholly-owned subsidiary, Millenium Holding Company, Inc., executed a Membership Interest Purchase Agreement providing for the acquisition of Millennium.   Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.  The transaction is structured as a step acquisition with an initial payout of $15 million, 65% cash and 35% company stock, for 60% of Millennium’s membership interests with two subsequent payouts in years 2008 and 2010 for the remaining interests. The consideration mix between stock and cash for subsequent payouts are at the Company’s discretion with a maximum of 70% stock.   Future payouts are conditioned upon certain pre-tax income performance targets up to a maximum of $36 million, inclusive of the initial $15 million payout. EFSC is contractually entitled to a priority return on its investment of 23.1% (pre-tax) before additional distributions to the Millennium principals.  Please refer to the Form 8-K filed by the Company on October 13, 2005 for more information.  Additional information can also be found in Note 2 to the consolidated financial statements later in this document.  The transaction closed on October 21, 2005.

Business Strategy
Our general business strategy is to generate superior shareholder returns by concentrating on private businesses, their owner families and other success-minded individuals through our banking and wealth management lines of business.

Key success factors in pursuing this strategy include a focused and relationship oriented direct and wholesale distribution and sales approach, emphasis on growing wealth management revenues, aggressive credit and interest rate risk management, advanced technology and tightly managed expense growth.

Building long-term client relationships – The Bank’s historical growth strategy has been both client and asset driven.  The Bank continuously seeks to add clients who fit our target market of business owners and associated families.  Those relationships are maintained, cultivated and expanded over time.  This strategy enables the Bank to attract clients with significant and growing borrowing needs, in tandem with the Bank’s increasing capacity to fund client loan requests.  The Bank’s officers are typically highly experienced and trained to establish and develop long-term relationships.  As a result of its long-term relationship orientation, the Bank is able to fund loan growth primarily with core deposits from its business and professional clients.  This is supplemented by borrowing from the Federal Home Loan Bank, and by issuing brokered certificates of deposits, priced at or below the Bank’s alternative cost of funds.

Growing wealth management business – Enterprise Trust, a division of the Bank, has grown to $1.4 billion in assets under administration in 7 years by offering primarily fiduciary and financial advisory services.  We staff a full complement of attorneys, certified financial planners, estate planning professionals, as well as, other investment professionals who offer a broad range of services for business owners and other high net worth individuals.  Employing an intensive, personalized methodology, Enterprise Trust representatives assist clients in defining lifetime goals and building plans for achieving them. Consistent with the Company’s long-term relationship strategy, Trust representatives maintain close contact with clients ensuring follow up, discipline, and appropriate adjustments as circumstances change.  The results have been excellent, as measured by client satisfaction, rapid growth, and contributions to Company earnings.

Capitalizing on technology – We view our technological capabilities to be a competitive advantage.  Our systems provide Internet banking, expanded treasury management products, checks and document imaging, as well as a 24-hour voice response system.  Other services currently offered by the Bank include controlled disbursements, repurchase agreements and sweep investment accounts.  Our treasury management suite of products blends advanced technology and personal service, often creating a competitive advantage over larger, nationwide banks. Technology is also utilized extensively in internal systems, operational support functions to improve customer service and management reporting and analysis.

Maintaining asset quality and controlling interest rate risk – Our asset quality is monitored through regular reviews of loans by the loan officers.  In addition, the loan portfolio is subject to ongoing monitoring by a loan review officer who reports directly to the audit committee of our board of directors.  At December 31, 2005, our ratio of non-performing loans to total loans was 0.12%, compared to 0.20% at December 31, 2004, which is significantly better than industry standards.

The Bank’s investment policy is designed to enhance its net income and return on equity through: prudent management of risk; ensuring liquidity to meet cash-flow requirements; managing interest rate risk: ensuring availability of collateral for public deposits, advances and repurchase agreements; and to seek asset diversification.  Through our Asset/Liability Management Committee (“ALCO”), Bank liquidity is managed by structuring the maturity dates of investments to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads.

Accordingly, the ALCO monitors the sensitivity of assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds.  ALCO also utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities.

Expense management – The Company is focused on leveraging its current expense base and measures the “efficiency ratio” as a benchmark for improvement.  The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income).  This ratio was 64% in 2005, improved from 67% in 2004.  Continued improvement is targeted to maintain strong earnings per share growth and generate higher returns on equity.

Wholesale distribution opportunities – Historically, we have distributed products and services directly to clients through local offices of the Bank.  However, the application of newer technologies to new Bank products and services, such as Health Savings Accounts, has enabled us to pursue a wholesale distribution strategy to complement our direct operations.  In a wholesale arrangement, Enterprise distributes products and services indirectly to clients through an intermediary, such as another bank, financial services firm, advisor or Company subsidiary.

Our recent acquisition of Millennium is one example of how we are executing our wholesale strategy.  Millennium provides life insurance products and related consulting services to other independent life insurance agents, CPA firms, banks, property & casualty insurance agents and financial advisors.  Millennium is expected to generate substantial fee income and also to serve as an additional distribution platform for trust and banking services.

Market Areas and Approach to Geographic Expansion
In the St. Louis metropolitan area, the Bank has facilities in Clayton, St. Peters, St. Charles and Sunset Hills, Missouri.  The Bank also has facilities in Johnson County, Kansas and an office in the Country Club Plaza district in Kansas City, Missouri.  The Company chose to locate in each of these markets based on high growth potential, high concentration of closely-held businesses and the large number of professionals and executives.

•

The St. Louis region enjoys a stable, diverse economic base and is ranked the 18th largest MSA in the United States.  It is an attractive environment for us with nearly 60,000 privately held businesses and over 80,000 households with investible assets of $1 million or more.  As noted previously, we are the largest publicly-held, locally headquartered bank in this market.

•

Kansas City is also a rich private company market with over 48,000 businesses and over 54,000 households with investible assets of $1 million or more.  Over the past five years, the Bank’s Kansas City region locations have grown 400% to $225 million in assets, making Enterprise one of the fastest growing banks in the market.

The Company, as part of its expansion effort, plans to continue its strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service.   In addition, we are now employing a national wholesale strategy made possible by the Millennium distribution platform.

Competition
The Company and its subsidiaries operate in highly competitive markets.  Our geographic markets are served by a number of large multi-bank holding companies with substantial capital resources and lending capacity.  Many of the larger banks have established specialized units, which target private businesses and high net worth individuals.  In addition, both the St. Louis and Kansas City markets are experiencing an increase in de novo banks, which have either opened or are in the application stage.  In addition to other financial holding companies and commercial banks, we compete with credit unions, investment managers, brokerage firms, money managers and other providers of financial services and products.

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

Millennium and the investment management industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations such as the National Association of Securities Dealers, Inc. (“NASD”).  The Securities and Exchange Commission is the federal agency that is primarily responsible for the regulation of investment advisers.   Millennium is licensed to sell insurance, including variable insurance policies, in various states and is subject to regulation by the NASD.  This regulation includes supervisory and organizational procedures intended to assure compliance with securities laws including qualification and licensing of supervisory and sales personnel, and rules designed to promote high standards of commercial honor and just and equitable principles of trade.

The Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).  As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.  In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act.  See “Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy and “The Bank – Community Reinvestment Act” below for more information on Community Reinvestment.

Acquisitions: With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.  Federal legislation permits bank holding companies to acquire control of banks throughout the United States.

Permissible Activities: The Gramm-Leach-Bliley Act of 1999 (“GLBA”) eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies.  A financial holding company such as EFSC can expand into wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the Federal Reserve.

Privacy Regulation: GLBA also imposes restrictions on the Company and the Bank regarding the sharing of customer non-public personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure.  GLBA also imposes periodic disclosure requirements concerning the Company and the Bank policies and practices regarding data sharing with affiliated and non-affiliated parties.

Source of Strength; Cross-Guarantee.  In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank.  The Federal Reserve takes the position that in implementing this policy, it may require us to provide financial support when we otherwise would not consider ourselves able to do so.

Sarbanes-Oxley Act.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”).  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws.  The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 and includes specific additional disclosure requirements and new corporate governance rules.  The Act addresses, among other matters, (i) certification of financial statements by the chief executive officer and the chief financial officer, (ii) management assessment of internal controls with the issuer’s auditor attesting to and reporting on such assessment, (iii) the forfeiture of certain bonuses in the event of a restatement of financial results.  In addition, public companies whose securities are listed on a national securities exchange must satisfy the following additional requirements: (i) the company’s audit committee must appoint and oversee the company’s auditors, (ii) each member of the company’s audit committee must be independent, (iii) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company’s audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.  SOX also requires the registered public accounting firm that issues the audit report to issue a report on management’s attestation on internal control over financial reporting.

The Bank
The Bank is a Missouri trust company with banking powers.  It is not a member of the Federal Reserve system.  The Missouri Division of Finance and the FDIC are primary regulators for the Bank.  These regulatory authorities regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.  The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Transactions with Affiliates and Insiders:  The Bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act.  Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Community Reinvestment Act:  The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  The Company has a satisfactory rating under CRA.

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

Check 21:  The Check Clearing for the 21st Century Act (“Check 21”) was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check clearing.  The law facilitates check clearing by creating a new negotiable instrument called a substitute check, which permits banks to clear original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks.  A substitute check is the legal equivalent of the original check and includes all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by the Act to create substitute checks.

Limitations on Loans and Transaction:  The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company).  Banks that are not members of the Federal Reserve are also subject to these limitations.  Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

Other Regulations:  Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates.  The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing these and provision of information to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; the Soldiers’ and Sailors Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying obligations of persons in military service; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance:  The deposits of the Bank are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules.  The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance.  An insurance fund is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.  The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires premiums from a depository institution based upon its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.

ITEM 1A: RISK FACTORS

At any given time, the Company is subject to any number of risk factors that may affect the market price of the Company’s stock.  Some of the specific risks include the following:

Falling interest rates may reduce our net income and future cash flows.  Since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fourteen times to 4.50%. If interest rates would start to fall, and if rates on the Bank’s loans and investments reprice downwards faster than the rates on the deposits and borrowings, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Recent and possible future acquisitions could involve risks and challenges that could adversely affect our ability to achieve our profitability goals for acquired businesses or realize anticipated benefits of those acquisitions.  We have experienced strong growth in the past several years and our strategy of future growth, while not dependent on, might include the acquisition of banking branches, other financial institutions and other wealth management companies.  Most recently, we completed a partial acquisition of Millennium Brokerage Group LLC. However, we cannot assure investors that it will be able to identify suitable future acquisition opportunities or finance and complete any particular acquisition, combination or other transaction on acceptable terms and prices.  There can be no assurance that the Company will be able to develop and integrate acquired businesses without adversely affecting the Company’s financial performance.  In addition, all acquisitions involve a number of risks and challenges that could adversely affect our ability to achieve anticipated benefits of acquisitions.

The Bank’s allowance for loan losses may be inadequate, which could impair our earnings.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and if the Bank is required to increase its reserve, current earnings may be reduced. Our experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Bank to “charge-off” the defaulted loan or loans. We provide for losses by reserving what we believe to be an adequate amount to absorb any probable inherent losses. A “charge-off” reduces the Bank’s allowance for loan losses. If the Bank’s reserves were insufficient, it would be required to increase reserves by recording a larger provision for loan losses, which would reduce earnings for that period.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which in turn may negatively affect the Company’s income and growth. The Bank’s loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values or increases in interest rates. These factors could depress our earnings and consequently our financial condition because:

•	customers may not want or need the Company’s products and services;
•	borrowers may not be able to repay their loans;
•	the value of the collateral securing the Bank’s loans to borrowers may decline; and
•	the quality of the Bank’s loan portfolio may decline.

Any of the latter three scenarios could cause an increase in delinquencies and non-performing assets or require us to “charge-off” a percentage of loans and/or increase the provisions for loan losses, which would reduce our earnings.

Because the Bank competes primarily on the basis of the interest rates it offers depositors and the terms of loans it offers borrowers, the Bank’s margins could decrease if it were required to increase deposit rates or lower interest rates on loans in response to competitive pressure.  The Bank faces intense competition both in making loans and attracting deposits. It competes primarily on the basis of its depository rates, the terms of the loans it originates and the quality of its financial and depository services. This competition has made it more difficult for the Bank to make new loans and at times has forced us to offer higher deposit rates in our market areas.   We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, enabled banks to expand their geographic reach by providing services over the Internet and enabled non-depository institutions to offer products and services that traditionally have been provided by banks. Recent changes in federal banking law permit affiliation among banks, securities firms and insurance companies, which also will change the competitive environment in which we conduct business. Some of the institutions with which we compete are significantly larger than us and, therefore, have significantly greater resources.

Business Continuity Plans may not adequately anticipate all risks.  We are subject to events that could impact or disrupt our business, although our goal is to ensure continuous service delivery to our customers.  We have undertaken an enterprise-wide Business Continuity Plan in order to respond to and guard against this risk. However, no plan can fully eliminate such risk and there can be no assurance that our Plan will be successful.

Future Government Regulation Could Hinder Future Performance.  The Company is a registered bank holding company under the Bank Holding Company Act of 1956.  Accordingly, both the Company and the Bank are subject to extensive government regulation, legislation and control.  These laws limit the manner in which the Company operates.  Management cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls.  Changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies could affect the Company in ways that are not currently determinable.  Management cannot predict how any of these changes would adversely affect the Company’s business.

Federal and state law limits the Company’s ability to declare and pay dividends.  In addition, the Board of Governors of the Federal Reserve System may impose restrictions on the Company’s ability to declare and pay dividends on its common stock.

Employees
At December 31, 2005 we had approximately 261 full-time equivalent employees (including Millennium). None of the Company’s employees is covered by a collective bargaining agreement.  Management believes that its relationship with its employees is good.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
As of December 31, 2005, we had five banking locations in Missouri and one in Kansas.   Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105.  The Bank owns two of the banking facilities and leases the remainder.  In addition, the Bank leases our Operations Center located in St. Louis County, Missouri.  The terms of the leases expire between 2010 and 2017 and most of the leases include one or more renewal options of 5 years.  All the leases are classified as operating leases.

In January 2006, the Company entered into an agreement to purchase the Operations Center location.  We expect the purchase to close in first quarter 2006.

The following table sets forth specific information on each banking location.

Bank Location	Address	Expiration

Clayton	150 North Meramec, Clayton, MO 63105	2010
St. Peters	300 St. Peters Centre Blvd., St. Peters, MO 63376	2017
St. Charles City	1001 1st Capitol Drive, St. Charles, MO 63301	Owned
Sunset Hills	3890 South Lindbergh Blvd., Sunset Hills, MO 63127	2012
Overland Park	12695 Metcalf Avenue, Overland Park, KS 66213	Owned
Country Club Plaza	444 W 47th Street, Suite 110, Kansas City, MO 64112	2011

Wealth management facilities
Enterprise Trust, a division of the Bank has offices in St. Louis and Kansas City.  The St. Louis office is located at the Clayton branch and the Kansas City office is located at the Overland Park branch.  Expenses related to the space used by Enterprise Trust are allocated to the Wealth Management segment.

As of December 31, 2005, Millennium had 13 locations in 11 states throughout the United States.  The executive offices are located in Nashville, TN.  None of the locations are owned by Millennium.  The leases are classified as operating leases and expire in various years through 2009.

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

No matters were submitted to a vote of security holders in the quarter ended December 31, 2005.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Effective February 8, 2005, the Company’s common stock began trading on the NASDAQ National Market under the symbol “EFSC”.  Prior to that date, the common stock was not traded on an exchange but was traded on the Over-The-Counter Bulletin Board. Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock.  There may have been other transactions at prices not known to the Company.  As of February 22, 2006, the Company had 707 common stock shareholders of record and a market price of $26.50 per share.

	Market Price
			Dividends Declared
	High	Low

2005
Fourth Quarter	$23.17	$19.58	$0.0350
Third Quarter	25.87	20.77	$0.0350
Second Quarter	24.71	18.80	$0.0350
First Quarter	20.75	18.17	$0.0350
2004
Fourth Quarter	$19.80	$14.50	$0.0250
Third Quarter	15.00	14.00	$0.0250
Second Quarter	15.25	13.40	$0.0250
First Quarter	14.10	13.15	$0.0250

The Company has authorized the repurchase of up to 500,000 shares of its common stock.  In the quarter ended December 31, 2005, the Company repurchased no shares of its common stock.

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

ITEM 6: SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company for the periods indicated. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year ended December 31,

(in thousands, except per share data)	2005	2004	2003	2002	2001

EARNINGS SUMMARY:
Interest income	$68,108	$48,893	$43,245	$45,207	$52,612
Interest expense	23,541	12,169	10,544	14,343	23,810

Net interest income	44,567	36,724	32,701	30,864	28,802
Provision for loan losses	1,490	2,212	3,627	2,251	3,230
Noninterest income	8,964	7,122	10,091	5,366	(2,035)
Noninterest expense	34,321	29,331	28,215	27,364	24,830
Minority interest in net income of consolidated subsidiary	(113)	—	—	—	—
Income before income taxes	17,607	12,303	10,950	6,615	(1,293)
Income taxes	6,312	4,088	4,025	1,614	1,242

NET INCOME (loss)	$11,295	$8,215	$6,925	$5,001	$(2,535)

PER SHARE DATA:
Net income (loss) per share-basic	$1.12	$0.85	$0.72	$0.53	$(0.28)
Net income (loss) per share-diluted	1.05	0.82	0.70	0.52	(0.28)
Cash dividends per share	0.14	0.10	0.08	0.07	0.06
Book value per share	8.85	7.44	6.80	6.19	5.60
BALANCE SHEET DATA:
Year end balances:
Loans	$1,002,379	$898,505	$783,878	$679,799	$602,747
Allowance for loan losses	12,990	11,665	10,590	8,600	7,296
Assets held for sale	—	—	—	36,401	40,575
Assets	1,286,968	1,059,950	907,726	877,251	795,590
Deposits	1,116,244	939,628	796,400	716,314	655,553
Subordinated debentures	30,930	20,620	15,464	15,464	11,340
Borrowings	36,931	20,164	24,147	31,823	15,399
Liabilities held for sale	—	—	—	50,053	58,800
Shareholders’ equity	92,605	72,726	65,388	58,810	51,897
Average balances:
Loans	964,259	847,270	738,572	693,551	613,539
Earning assets	1,100,559	967,854	825,973	779,194	701,582
Assets	1,148,691	1,008,022	868,303	820,730	743,503
Interest-bearing liabilities	859,912	748,434	647,087	629,651	583,343
Shareholders’ equity	81,511	68,854	63,175	55,361	56,623
SELECTED RATIOS:
Return on average equity	13.86%	11.93%	10.96%	9.03%	N/A %
Return on average assets	0.98	0.81	0.80	0.61	N/A
Efficiency ratio	64.11	66.90	65.94	75.53	92.76
Average equity to average assets	7.10	6.83	7.28	6.75	7.62
Yield on average interest-earning assets	6.25	5.10	5.29	5.84	7.52
Cost of interest-bearing liabilities	2.74	1.63	1.63	2.28	4.09
Net interest rate spread	3.51	3.47	3.66	3.56	3.43
Net interest rate margin	4.11	3.84	4.01	4.00	4.12
Nonperforming loans to total loans	0.14	0.20	0.20	0.57	0.62
Nonperforming assets to total assets	0.11	0.18	0.17	0.46	0.49
Net chargeoffs to average loans	0.02	0.13	0.22	0.14	0.49
Allowance for loan losses to total loans	1.30	1.30	1.35	1.27	1.21
Dividend payout ratio - basic	12.58	11.76	11.11	13.21	N/A

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion and analysis is intended to review the significant factors of the financial condition and results of operations of the Company for the three-year period ended December 31, 2005.  It should be read in conjunction with the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

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

EXECUTIVE SUMMARY
This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

Net income increased 37% to $11.3 million or $1.05 per fully diluted share compared to $8.2 million or $0.82 per fully diluted share in 2004.

Our banking line of business posted strong loan and deposit growth.  Average earning assets increased by $132.7 million or 14%.  Portfolio loans grew by $104 million, or 12% and ended the year at $1 billion.  The investment portfolio grew to $136 million, a $14 million or 11% increase over 2004. Deposits grew 19%, or $177 million and the bank was able to maintain an attractive deposit mix, with 20% of the total held in interest free demand deposits.

Asset quality remained strong.  Non-performing loans were just $1.4 million or 0.14% of portfolio loans and net charge-offs represented only 0.02% of average loans for the year.  The allowance for loan losses was $13.0 million or 1.30% of portfolio loans vs. $11.7 million (also 1.30%) at the end of 2004.  The increase in the allowance was the net result of $1.5 million of provision for loan losses slightly offset by $200,000 of net loan charge-offs in the year.  In 2004, the provision for loan losses was $2.2 million and net loan charge-offs were $1.1 million.  The decline in the provision for loan losses was due to lower non-performing loan levels, continued strengthening of the St. Louis and Kansas City economies and continued low delinquency rates.

The Company’s fully tax-equivalent net interest rate margin increased from 3.84% to 4.11%, year-to-year.  The 27 basis point improvement in net interest rate margin was primarily due to rising interest rates and the greater benefit of free balances (demand deposits and shareholders’ equity).  In 2005, the net interest spread improved 4 basis points to 3.51% as increases in earning asset yields were largely offset by increases in the cost of interest-bearing liabilities.

Deposit service charges of $2.1 million were essentially flat with those posted in 2004.  A rising earnings credit rate throughout 2005 offset much of the benefit of the growth in numbers of accounts and services provided during the year.

Total Wealth Management income increased by 53%, or $2.3 million, to $6.5 million during the year driven by strong growth in the company’s Trust and Wealth Products Groups.  This included $780,000 of commission income earned by Millennium, which was acquired in October 2005.  Factoring out the benefit of the Millennium acquisition, the company’s Wealth Management business increased its income by $1.5 million or 35% for the year.  Assets under administration increased almost $225 million in 2005 as the result of a 25% increase in the net number of Trust client relationships.  This increase was offset by $250 million of assets managed in a special common trust fund account which were distributed to clients as called for by contact in the fourth quarter of 2005.

During the late third and throughout the fourth quarter of 2005, the Company elected to reposition a portion of its investment portfolio and recognized net losses of $494,000.  Increases in market rates for the two through four-year maturity ranges and the company’s overall interest rate sensitivity presented an opportunity to strengthen the expected total return on portfolio investments for 2006 and 2007.

While the Company’s long range business model (see Form 8-K filing dated July 22, 2005) calls for noninterest expenses to grow on average 10% or less per year through 2010, these expenses grew 17% or $5 million in 2005 over the $29.3 million reported in 2004.  Excluding expenses incurred by Millennium of $504,000 and $152,000 of amortization expenses related to that acquisition, noninterest expenses increased $4.3 million or 15%.  Our three-year compound annual growth rate (ending 2005) in noninterest expenses was 8%, still well under our 10% goal, and expense management remains a priority for us.  The Company’s efficiency ratio improved from 67% to 64% in 2005.

Employee compensation and benefits represent the largest expense increase.  This was primarily due to increased payouts under the Company’s incentive bonus programs, including the 401(k) match program, which are tied to performance targets.  See “NonInterest Expense” below for more information.

For the year ended December 31, 2005, the effective tax rate for the Company was 35.8%, an increase from the 33.2% rate in 2004.  During 2004 the Company recognized a $241,000 reversal of the remaining deferred tax valuation allowance related to Merchant Banking losses in 2001 and the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.  See “Income Taxes” below for more information.

CRITICAL ACCOUNTING POLICIES
The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected.  The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements.

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

Deferred Tax Assets
The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits.  Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not.  Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance.  In the event that management determines it would not be able to realize all or part of net deferred tax assets in the future, the Company would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made.  Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected.

Goodwill and Other Intangible Assets
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets” on January 1, 2002.  Under this accounting standard, amortization of goodwill ceased and instead the asset is periodically tested for impairment.  The Company tests for impairment utilizing the methodology and guidelines established in SFAS No. 142 on an annual basis.  This methodology involves assumptions including the valuation of the business segments that contain the acquired entities.  Management believes that the assumptions utilized are reasonable.  However, the Company may incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.  Intangible assets other than goodwill, such as trade name intangibles, which are determined to have finite lives are amortized over their estimated remaining useful lives of approximately five years.

We conducted our annual evaluation of our reporting units as of December 31, 2005.  As discussed in Note 9 to the Consolidated Financial Statements, for the period ending December 31, 2005 the estimated fair value of all reporting units exceeded their carrying values and goodwill impairment was not deemed to exist.

RESULTS OF OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2005 vs. 2004
Net interest income is the primary source of the Company’s revenue.  Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund interest earning and other assets.  The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities.  Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

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

Changes in the fed funds rate has a direct correlation on changes in the prime rate, the underlying index for most of the variable rate loans issued by the Bank.  Throughout 2005, slightly less than two-thirds of the loan portfolio floated with the prime rate.  Historically we have been asset-sensitive, which means our assets generally re-price faster than our liabilities.  Therefore, the 13 consecutive fed funds rate increases since late 2004 by the Federal Open Markets Committee (“FOMC”) have had a positive influence on our net interest income and margin.

Net interest income (presented on a tax equivalent basis) was $45.2 million for 2005, an increase of $8.0 million or 21.5% from 2004.  The increase in net interest income was attributable to a higher level of interest-earning assets combined with higher interest-earning asset yields partially offset by higher volumes and rates of interest-bearing liabilities.

Average interest-earning assets were $1.1 billion in 2005, an increase of $132.7 million or 13.7% from 2004. Loans accounted for the majority of the growth , increasing by $117 million or almost 14% to $964.3 million on average in 2005.  For 2005, interest income on loans increased $7.0 million from growth and $10.7 million due to the impact of the rate environment (as noted above), for a net increase of $17.7 million versus 2004 (see “Rate/Volume” below).

Average interest-bearing liabilities were $859.9 million in 2005, an increase of $111.5 million or 14.9% from 2004.  The growth in interest-bearing liabilities resulted from an $84.5 million increase in interest-bearing deposits, a $3.9 million increase in subordinated debentures, and a $23.1 million increase in borrowed funds including Federal Home Loan Bank (“FHLB”) advances.  The growth in earning assets was also supported by a $15.9 million or 8.7% increase in average noninterest-bearing deposits (a component of net free funds).  For 2005, interest expense on interest-bearing liabilities increased $2.4 million due to this growth and the impact of rising rates increased interest expense on interest-bearing liabilities by $8.9 million versus 2004.

The net interest rate margin for 2005 was 4.11%, compared to 3.84% in 2004.  The yield on interest-earning assets increased 115 basis point (“bp”) from 5.10% to 6.25%.   The average loan yield increased 117 bp to 6.65%.  The yield on securities and short-term investments combined was up 98 bp to 3.43%.   The cost of interest-bearing liabilities increased from 1.63% in 2004 to 2.74%.  The increase in cost of funds was primarily due to increases in money market and certificate of deposit rates given competitor pricing and the increasing interest rate environment.

Comparison of 2004 vs. 2003
Net interest income (presented on a tax equivalent basis) was $37.2 million for 2004, an increase of $4.1 million or 12.3% from 2003.  The net interest rate margin for 2004 was 3.84%, compared to 4.01% in 2003. The 17 bp decrease in net interest rate margin is attributable to a 19 bp decrease in interest rate spread (the net of a 19 bp lower yield on earning assets and no change in the cost of interest-bearing liabilities), and a 2 bp higher contribution from net free funds.  Lower re-pricing on fixed rate loan maturities, a less favorable earning asset mix, less interest income from cash flow hedges and price competition for new loans were the main factors responsible for the declining interest-earning asset yield.

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

Average interest-earning assets were $967.9 million in 2004, an increase of $141.9 million or 17.2% from 2003. Loans accounted for the majority of the growth in interest-earning assets, increasing by $108.7 million or 14.7% to $847.3 million on average in 2004 and representing 87.5% of average interest-earning assets compared to 89.4% in 2003. For 2004, interest income on loans increased $6.0 million from growth, but decreased $1.2 million from the impact of the rate environment (as noted above), for a net increase of $4.8 million versus 2003.

Average interest-bearing liabilities were $748.4 million in 2004, an increase of $101.3 million or 15.7% from 2003.  The growth in earning assets was also supported by a $33.0 million or 21.8% increase in average noninterest-bearing deposits (a component of net free funds).  The growth in interest-bearing liabilities came from a $101.8 million increase in interest-bearing deposits, a $3.5 million increase in subordinated debentures, offset by a $4.0 million decrease in borrowed funds (includes Federal Home Loan Bank advances). For 2004, interest expense on interest-bearing liabilities increased $1.6 million due to this growth.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

In April 2003, we sold three bank branches in Southeast Kansas.  The balance of loans and deposits associated with the Southeast Kansas branches are included in the following table for approximately three months of 2003.

	For the years ended December 31,

	2005			2004			2003

(in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$944,009	$62,318	6.60%	$830,267	$45,082	5.43%	$723,752	$40,451	5.59%
Tax-exempt loans(2)	20,250	1,766	8.72	17,003	1,325	7.79	14,820	1,167	7.87

Total loans	964,259	64,084	6.65	847,270	46,407	5.48	738,572	41,618	5.63
Taxable investments in debt and equity securities	99,284	3,340	3.36	81,949	2,374	2.90	64,915	1,802	2.78
Non-taxable investments in debt and equity securities(2)	1,514	61	4.03	1,639	62	3.78	939	35	3.73
Short-term investments	35,502	1,280	3.61	36,996	522	1.41	21,547	198	0.92

Total securities and short-term investments	136,300	4,681	3.43	120,584	2,958	2.45	87,401	2,035	2.33

Total interest-earning assets	1,100,559	68,765	6.25	967,854	49,365	5.10	825,973	43,653	5.29
Non-interest-earning assets:
Cash and due from banks	35,603			30,031			29,068
Other assets	25,275			21,392			22,989
Allowance for loan losses	(12,746)			(11,255)			(9,727)

Total assets	$1,148,691			$1,008,022			$868,303

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$87,560	$1,035	1.18%	$71,568	$320	0.45%	$54,742	$169	0.31%
Money market accounts	437,346	10,761	2.46	403,363	4,614	1.14	357,497	3,475	0.97
Savings	4,435	31	0.70	4,254	14	0.33	5,499	24	0.44
Certificates of deposit	259,852	8,647	3.33	225,529	5,050	2.24	185,175	4,532	2.45

Total interest-bearing deposits	789,193	20,474	2.59	704,714	9,998	1.42	602,913	8,200	1.36
Subordinated debentures	22,936	1,348	5.88	19,022	1,405	7.39	15,464	1,270	8.21
Borrowed funds	47,783	1,719	3.60	24,698	766	3.10	28,710	1,074	3.74

Total interest-bearing liabilities	859,912	23,541	2.74	748,434	12,169	1.63	647,087	10,544	1.63
Noninterest-bearing liabilities:
Demand deposits	200,054			184,116			151,140
Other liabilities	7,214			6,618			6,901

Total liabilities	1,067,180			939,168			805,128
Shareholders’ equity	81,511			68,854			63,175

Total liabilities & shareholders’ equity	$1,148,691			$1,008,022			$868,303

Net interest income		$45,224			$37,196			$33,109

Net interest spread			3.51%			3.47%			3.66%
Net interest rate margin(3)			4.11%			3.84%			4.01%

(1)

Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt.  Loan fees included in interest income are approximately $2,024,000, $1,526,000 and $1,521,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.  The tax-equivalent adjustments reflected in the above table is approximately  $658,000, $472,000 and $409,000 for the years ended  December 31, 2005, 2004, and 2003, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

In April 2003, we sold three bank branches in Southeast Kansas.  The balance of loans and deposits associated with the Southeast Kansas branches are included in the following table for approximately three months of 2003.

	2005 Compared to 2004 Increase (decrease) due to			2004 Compared to 2003 Increase (decrease ) due to

(in thousands)	Volume(1)	Rate(2)	Total	Volume(1)	Rate(2)	Total

Interest earned on:
Loans	$6,694	$10,542	$17,236	$5,811	$(1,180)	$4,631
Nontaxable loans (3)	271	170	441	170	(12)	158
Taxable investments in debt and equity securities	548	418	966	490	82	572
Nontaxable investments in debt and equity securities (3)	(5)	4	(1)	26	1	27
Short-term investments	(22)	780	758	186	138	324

Total interest-earning assets	$7,486	$11,914	$19,400	$6,683	$(971)	$5,712

Interest paid on:
Interest-bearing transaction accounts	$86	$629	$715	$61	$90	$151
Money market accounts	420	5,727	6,147	479	660	1,139
Savings	1	16	17	(5)	(5)	(10)
Certificates of deposit	858	2,739	3,597	928	(410)	518
Subordinated debentures	259	(316)	(57)	272	(137)	135
Borrowed funds	813	140	953	(138)	(169)	(307)

Total interest-bearing liabilities	2,437	8,935	11,372	1,597	29	1,626

Net interest income (loss)	$5,049	$2,979	$8,028	$5,086	$(1,000)	$4,086

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.   The provision for loan losses was $1.5 million for 2005 compared to $2.2 million for 2004.  The $722,000 decrease from 2005 to 2004 was due to lower non-performing loan levels, continued strengthening local economies and continued low delinquency rates.

The provision for loan losses was $2.2 million for 2004 compared to $3.6 million for 2003.  The $1.4 million decrease in the provision for loan losses from 2003 to 2004 was due to stable and low non-performing loan levels, strengthening local economies and favorable delinquency trends.  See the sections below captioned “Loans” And “Allowance for Loan Losses” for more information on our loan portfolio and asset quality.

Noninterest Income
Comparison of 2005 vs. 2004

	Years ended December 31,

(in thousands)	2005	2004	$ Change

Wealth Management income	$6,522	$4,264	$2,258
Service charges on deposit accounts	2,065	2,032	33
Other service charges and fee income	464	396	68
Gain on sale of mortgage loans	281	262	19
Gain on Sale of other real estate	91	—	91
(Loss) gain on sale of securities	(494)	126	(620)
Miscellaneous income	35	42	(7)

Total noninterest income	$8,964	$7,122	$1,842

Service charges on deposit accounts were basically unchanged year over year due to a rising earnings credit rate on commercial accounts, which was offset by increased account activity.

Wealth Management income increased 53% during 2005.  The increase includes $780,000 of commission income earned by Millennium since the acquisition in October.  Excluding Millennium, Wealth Management income increased $1.5 million, or 35% for the year.  The increase was the result of a 25% growth rate in net Trust client relationships as well as having a full year of revenue generated from the Wealth Products Group (“WPG”) unit.  Favorable market conditions and client mix also factored in this growth.  Assets under administration increased almost $225 million in 2005, but were offset by $250 million of assets managed in a special common trust fund account which were distributed to clients as called for by contact in the fourth quarter of 2005.

During the second half of 2005, we elected to reposition a portion of our investment portfolio by selling and reinvesting approximately $29 million of investments.  Increases in market rates for the two through four-year maturity ranges and the company’s overall interest rate sensitivity presented an opportunity to strengthen the expected total return on portfolio investments for 2006 and 2007.

The Company sold a foreclosed real estate property during the third quarter of 2005 for a gain of $91,000.

Comparison of 2004 vs. 2003

	Years ended December 31,

(in thousands)	2004	2003	$ Change

Wealth Management income	$4,264	$3,622	$642
Service charges on deposit accounts	2,032	1,782	250
Other service charges and fee income	396	369	27
Gain on sale of mortgage loans	262	927	(665)
Gain on sale of securities	126	78	48
Gain on sale of branches	—	2,938	(2,938)
Miscellaneous income	42	375	(333)

Total noninterest income	$7,122	$10,091	$(2,969)

2004 noninterest income decreased 29% from 2003.  Excluding the $2.9 million gain on the sale of Southeast Kansas branches in 2003, total noninterest income decreased $31,000.

The increase in service charges on deposit accounts was the result of an increase in the number of accounts and balances outstanding, an increase in the fee schedule and better collection efforts of non-sufficient fund charges in 2004.

The increase in Wealth Management income was the result of increased assets under administration, a more favorable mix of managed versus custodial assets, and the introduction of the Company’s new WPG unit in March of 2004.  Assets under administration in Enterprise Trust were $1.33 billion at December 31, 2004 versus $1.15 billion at December 31, 2003.  WPG had revenue of $309,000 in 2004.

The decrease in gain on the sale of mortgage loans was due to lower levels of refinancing activities in 2004 as compared to 2003.  During 2004 securities were sold to slightly adjust the interest rate risk profile of the Company’s consolidated balance sheet in anticipation of higher rates.

During 2003 the Company recognized a $3.1 million gain on the sale of the Southeast Kansas branches, less a $150,000 write-off of related goodwill.  Also, in 2003, the Company recognized $375,000 of miscellaneous income from a lawsuit settlement in connection with, but not directly related to, a charged-off loan in 2002.

Noninterest Expense
Comparison of 2005 vs. 2004
Our efficiency ratio, which expresses non-interest expense as a percentage of tax-equivalent net interest income and other income, was 64% for 2005, improved from 67% in 2004.  The improved efficiency ratio was due to revenue growth and cost management across all lines of business.   Noninterest expense for 2005 includes three months of Millennium operations subsequent to the acquisition.

The following table summarizes noninterest expense for 2005 and 2004.

	December 31,

(in thousands)	2005	2004	$ Change

Employee compensation and benefits	$22,130	$18,553	$3,577
Occupancy	2,327	2,090	237
Furniture, equipment and data processing	1,839	1,517	322
Correspondent bank charges	318	270	47
Professional, legal and consulting	1,348	955	392
Other losses and settlement	6	63	(56)
Postage, courier and armored car	719	659	60
Meals, entertainment, and travel	1,004	664	340
Stationary and office supplies	351	344	7
Communications	295	245	50
Marketing and public relations	631	552	79
Director related expense	542	167	375
Noncompete expense	154	180	(26)
FDIC and other insurance	519	417	102
Amortization of debt issuance costs	11	599	(589)
Other	2,127	2,056	72

Total noninterest expense	$34,321	$29,331	$4,990

Expense management remains a priority for the Company.   Our organic growth model calls for noninterest expenses to grow on average 10% or less per year through 2010.   These expenses grew 17% or $5 million in 2005 over 2004.  Excluding expenses incurred for Millennium of $504,000 and $152,000 of amortization expenses related to the acquisition, noninterest expenses increased $4.3 million, or 15%.  Our three-year compound annual growth rate (ending 2005) in noninterest expenses was 8%, still well under our 10% goal.

Employee compensation and benefits.  Our compensation programs reflect our philosophy that carefully selected associates who are properly trained, directed and motivated will dramatically impact our performance and represent a sustaining competitive advantage.   We compensate our associates in ways to attract and retain top performers, and to provide base salary, incentives and rewards that incent the behaviors consistent with a high-performing company.  Over the last three years, we have implemented a disciplined process for managing the performance of our associates against defined business goals and results.   The process includes frequent and candid performance feedback, measures individual contributions, differentiates individual performance and reinforces contribution with highly differentiated rewards.  Two major components of our compensation program are the variable-pay incentive bonus pool and the Long-Term Incentive Plan (“LTIP”).

2005 expenses under the Company’s incentive bonus programs, including the 401(k) match program, which is tied to performance targets, increased $1.3 million over 2004 from $2.9 million to $4.2 million.  Driving this increase were the Company’s EPS growth in 2005, asset quality statistics, and growth in deposits and wealth management revenue and referrals.

On January 1, 2005, the Board of Directors adopted a Long Term Incentive Plan.  Under terms of the plan, the Company will award restricted share units (“RSU’s”) to selected personnel based on the Company’s three year rolling average increase in earnings per share in comparison to a peer group of approximately 150 financial institutions.  RSU’s will be expensed annually as they vest and will impact earnings per share accordingly in 2005 and beyond.  The amount expensed is easily determinable based on the number of RSU’s times the stock price at award date.  This is in direct contrast to options where multiple levels of inputs and potentially multiple models would be necessary.   Compensation expense related to the RSUs was $483,000 in 2005.

Growth in wealth management revenues increased commissions by $594,000.  Salaries and benefits of new associates, annual merit increases, along with increases in medical and disability insurance costs contributed $784,000 to the increase.  Recruiting fees increased $115,000 over 2004.  Actual expenses related to the 2004 acceleration of vesting on stock options were $15,000.  The remaining increase was attributable to Millennium.

All other expense categories.  Excluding the increase in employee compensation and benefits and Millennium, all other noninterest expenses increased $1 million, or 9% over 2004.

Occupancy expense increases were due to scheduled rent increases on various Company facilities along with a full year of rent for additional space leased at the Company’s Operation Center and related leasehold improvements completed at the Operations Center.    The new St. Charles City banking location and the addition of Millennium also contributed to the increase.

Data processing expenses increased due to upgrades to our AS400 computer system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems.  Furniture & equipment increases were due to the new St. Charles bank location, Millennium and the expansion of the Operations Center.

The increase in professional, legal and consulting includes acquisition related activities, as well as, expenses for the further development of our business continuity plan, development of bank products, human resource consulting, investment management consulting and various legal issues.

Meals and entertainment increases were due to the addition of Millennium, various client related events and more employee travel between the St. Louis and Kansas City banking locations.

In 2005, director compensation was restructured to more competitive levels including restricted stock units granted to the directors.  Mark to market adjustments for outstanding Stock Appreciation Rights (SARs) paid to the directors also increased over 2004.

In 2005 and 2004, the Company recognized non-compete expenses related to the former CEO, who resigned in 2002.

In the first quarter of 2005, our Directors and Officers liability coverage was renewed which  resulted in increased insurance premiums.  During the renewal, based on our increased asset size and the current business environment, we increased the amount of insurance coverage.  The growth in Bank deposits also increased FDIC insurance expenses.

In 2004, we expensed unamortized debt issuance costs related to the refinancing of $11 million of Trust Preferred Securities (“TRUPS”).

Comparison of 2004 vs. 2003
The following table depicts noninterest expense categories for 2004 and 2003:

	December 31,

(in thousands)	2004	2003	$ Change

Employee compensation and benefits	$18,553	$17,698	$855
Occupancy	2,090	1,974	116
Furniture, equipment and data processing	1,517	1,774	(256)
Correspondent bank charges	270	350	(79)
Professional, legal and consulting	955	1,052	(97)
Other losses and settlement	63	81	(18)
Postage, courier and armored car	659	669	(10)
Meals, entertainment, and travel	664	656	8
Stationary and office supplies	344	325	19
Communications	245	302	(58)
Marketing and public relations	552	318	234
Director related expense	167	449	(283)
Noncompete expense	180	380	(200)
FDIC and other insurance	417	420	(2)
Amortization of debt issuance costs	599	41	559
Other	2,056	1,728	327

Total noninterest expense	$29,331	$28,215	$1,116

Noninterest expense increased 4% over 2003.  Excluding the $554,000 charge taken in the 4th quarter of 2004 for unamortized debt issuance costs associated with the refinancing of subordinated debentures, noninterest expense was up 2%.

Employee compensation and benefits increased as the result of several items.  Annual merit increases and higher compensation of new middle and senior management hired during 2003 and 2004 represent $705,000 of the increase.   Payouts under the Company’s incentive bonus program and 401(k) match benefit, both of which are tied to performance targets increased $118,000.  As a result of the higher compensation, payroll taxes increased $94,000.  Employee benefits increased $151,000 due to increased medical and disability insurance expenses and additional expenses related to life insurance and other benefits such as car allowances.  Compensation expense increased $146,000 due to the accelerating of the vesting on the Company’s outstanding stock options.  These increases were partially offset by $329,000 in lower commission expenses related to our Wealth Management operations.

Historically the Company had used stock options as the long-term incentive component of many officers’ total compensation.  These equity instruments helped align officer and shareholder interests and have proven to be an attractive tool for both recruiting and retaining talented officers.  Beginning in late 2003 and during 2004, the Board and its Compensation Committee, like many others in public companies, became increasingly uncomfortable with the level of uncertainty and judgments required in valuing and expensing these options, since they are not publicly traded, and then having to record such uncertain amounts in future years.  In addition, the Board and management were interested in tying long term incentives even more directly to the Company’s earning per share growth rates, while retaining the recruiting and retention power of equity-based compensation.

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

This action resulted in two financial reporting impacts.  First, the remaining fair value of all outstanding stock options was recognized in 2004 as part of the pro-forma footnote disclosures.  Secondly, the Company recognized $146,000 of compensation expense in the fourth quarter of 2004 based on the product of the number of outstanding unvested options times the spread between their weighted average stock price and the Company stock price on October 1, 2004 times the estimated option forfeiture rate of 9.5%.  The forfeiture rate is based on the Company’s history over the past several years, but actual forfeiture effects in the future are measured and recognized in expense for any differences versus the estimate.

In summary, the acceleration of the options vesting 1) assisted in the transition with officers to an even more closely aligned business metric, 2) eliminated uncertain long-term incentive plan expense impacts on future earnings, and 3) rewarded officers for the performance of the past two years.

Occupancy expense increased due to scheduled rent increases on various Company facilities and additional space leased at the Company’s Operation Center.

The decrease in furniture, equipment and data processing is related to lower depreciation expense as some assets became fully depreciated.

The decrease in professional, legal and consulting expenses were related to non-recurring 2003 expenses related to non-performing loan legal issues and other special matters, as well as, legal issues and other special matters related to the 2003 sale of Southeast Kansas branches.  The decrease was offset by additional expenses related to Sarbanes-Oxley 404 compliance and outside consulting for the Company’s compensation committee.  The remaining decrease was due to less work on special matters such as human resource consulting, tax consulting and various legal issues.

Losses and settlements in both 2004 and 2003 include expenses for a legal settlement related to a loan dispute with another financial institution.

Historically, we did not invest in marketing campaigns.  During 2003, we began several initiatives to increase its presence in its two markets, including sponsoring a “university” for private business owners, soliciting customer surveys, and advertising in local business periodicals aimed at the Company’s target market.  These efforts continued in 2004 and expanded to include radio and television spots, which increased the cost of the campaign.

The decrease in Director related expenses was related to director incentive and appreciation programs earned in 2003 including fewer outstanding Stock Appreciation Rights (“SARs”), (which require marking to market) in 2004 versus 2003.  Prior to 2001, SARs were used as compensation for director time.

In 2004, we recognized non-compete expenses related to the former CEO, who resigned in 2002.  In 2003, the Company recognized non-compete expenses related to the former CEO and another former employee.

In 2004, we wrote-off $554,000 of unamortized debt issuance costs related to the refinancing of $11 million of TRUPS.

The increase in other expenses is due to $163,000 of expenses related to a nonperforming loan and $150,000 write-down on a foreclosed real estate property.

Minority Interest in Net Income of Consolidated Subsidiary
On October 21, 2005, the Company acquired a 60% controlling interest in Millennium.  The Company records its 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statement of income.  For the year ended December 31, 2005, we recorded $113,000 of minority interest.

Income Taxes
In 2005, the Company recorded income tax expense of $6.3 million on pre-tax income of $17.6 million, an effective tax rate of 35.8%.  Income tax expense was $4.1 million and $4.0 million for 2004 and 2003, respectively.  The effective tax rates were 33.2% and 36.7% for 2004 and 2003, respectively.  In 2001, a valuation allowance was established in the amount of $1.0 million related to capital losses on certain merchant banking investments.  As of December 31, 2001, the Company had determined it was more likely than not that certain of the deferred tax assets related to the capital losses would not be realized.  Due to the availability of certain tax planning strategies in the fourth quarter of 2002 (i.e. the sale of the branches which would generate significant capital gains), the Company reversed $800,000 of the valuation allowance recorded in 2001.  During 2004, the Company reversed the remaining $241,000 of the valuation allowance.  The nature and deductibility of these losses were finally determined when the Company filed its 2003 income tax returns during 2004.  Also, during 2004, the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.  Exclusive of these non-recurring items, the effective tax rate in 2004 would have been approximately 36.5%.

FINANCIAL CONDITION
Comparison for the years ended December 31, 2005 and 2004
Total assets at December 31, 2005 were $1.3 billion, an increase of $227 million, or 21%, over total assets of $1.1 billion at December 31, 2004.  The increase in total assets was related to growth in loans and investment securities.  Loans were $1.002 billion, an increase of $104 million, or 12%, over total loans of $899 million at December 31, 2004.  While new loan originations were strong during the year the Bank experienced a higher than normal level of refinance activity as clients took advantage of the relatively flat yield curve to refinance floating rate debt to the fixed rate permanent markets.  Management does not currently believe that it is in the Company’s long-term best interest to compete aggressively for longer term fixed rate loans at these pricing levels.

Investment securities were $136 million, an increase of $14 million, or 11%, from a comparable balance of $122 million at December 31, 2004.  At December 31, 2005, investment securities included $40 million of short-term discount agency securities, which matured in January 2006 compared to $30 million in short-term discount agency securities, which matured in January 2005.  These investments were used as an alternative to overnight funds to obtain higher yield.  During 2005, we sold $29.0 million of investment securities and reinvested the proceeds to reposition the portfolio.  Realized losses of $506,000 were recorded.  The realized losses were slightly offset by $12,000 of realized gains on the sale of equity securities.

Goodwill and intangible assets were $16.6 million at December 31, 2005, compared to $2.1 million at December 31, 2004, an increase of $14.5 million.  The increase in goodwill and intangible assets was related to the purchase of Millennium.   See Note 7 to the Consolidated Financial Statements for more information.

The growth in loans was primarily funded by increases in deposits and advances from the Federal Home Loan Bank (“FHLB”).  Total deposits at December 31, 2005 were $1.1 billion, an increase of $177 million, or 19%, over total deposits of $940 million at December 31, 2004.  The deposit growth was recorded across all deposit categories, except savings, as a result of new client relationships and increased sales penetration of existing clients.

Early in 2005, to take advantage of lower rates, we executed $30 million of Brokered CD’s to replace the same amount that was maturing later in the year.  As our asset growth continued, in mid-year we entered into $22 million of long-term FHLB advances at a weighted-average rate of 4.50% with a weighted-average term of 8 years.  The FHLB advances were available at more attractive rates than the Broker CD market.  At December 31, 2005, FHLB advances were $28.6 million, an $18.3 million increase over December 31, 2004.   There were no short-term FHLB advances outstanding at December 31, 2005.

Junior subordinated debentures increased by $10.3 million due to a pooled trust offering that was issued on October 11, 2005 though a statutory trust established by the Company.  In conjunction with the issuance of the trust preferred offering, the Company issued $10.0 million in junior subordinated debentures to the trust.  The issuance of the additional junior subordinated debentures was to partially fund the acquisition of Millennium.

Federal funds (“Fed funds”) sold were $65 million at December 31, 2005 compared to $6.3 million of fed funds purchased at December 31, 2004.  Stronger deposit growth relative to loan growth during 2005 resulted in higher liquidity levels. Given our outlook for the first quarter 2006, we expect to utilize most of this liquidity after our seasonal deposit runoff for loan volume.

4th Quarter 2005 Discussion
The Company earned $2.9 million in net income for the fourth quarter ended December 31, 2005, a $1.1 million increase over net income of $1.8 million the same period in 2004.

The net interest rate margin was 4.06% for the fourth quarter of 2005 as compared to 3.85% for the same period in 2004.  Net interest income in the fourth quarter of 2005 increased $1.8 million from the fourth quarter of 2004.  This increase in net interest income was the result of a $5.9 million increase in interest income offset by a $4.0 million increase in interest expense.  The yield on average interest-earning assets increased to 6.66% during the fourth quarter of 2005 as compared to 5.25% during the same period in 2004.  The increase in asset yield was due to several prime rate increases during 2005.  The cost of interest-bearing liabilities increased to 3.27% for the fourth quarter of 2005 from 1.82% for the same period in 2004.  This increase is attributed mainly to an increase in money market interest rates and certificates of deposit due to the rate environment.

The provision for loan losses was $70,000 in the fourth quarter of 2005 versus $775,000 in 2004.  The decrease of $705,000 was due to lower non-performing loan levels, continued strengthening local economies and continued low delinquency rates.

Noninterest income was $2.6 million during the fourth quarter of 2005, a $700,000 increase over $1.9 million in noninterest income during the same period in 2004.  The increase includes $780,000 of commission income earned by Millennium since the acquisition in October of 2005 offset by $408,000 of net realized losses from the sale of securities.  The remaining increase is due to increased income from the Trust division of the Bank.

Noninterest expense was $9.9 million during the fourth quarter of 2005 versus $8.3 million during the same period in 2004.  This represents a $1.6 million increase.  The increase includes $655,000 of expense incurred by Millennium since the acquisition in October of 2005 including $152,000 of amortization of intangibles related to the acquisition.  The remaining increase was primarily due to additional compensation expense tied to the our incentive bonus programs, including the 401(k) match program, which is tied to performance targets such as EPS growth, asset quality statistics, and growth in deposits and wealth management revenue and referrals.

Income tax expense was $1.6 million during the fourth quarter of 2005 versus $1.1 million in the same period in 2004.  The effective tax rates were 36.0% and 36.6%, respectively for the fourth quarter of 2005 and 2004, respectively.

Loans
Total loans, less unearned loan fees, increased $104 million, or 12% during 2005.  The Company’s lending strategy emphasizes commercial, residential real estate, real estate construction and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis and Kansas City metropolitan markets.  Consumer lending is minimal.  A common underwriting policy is employed throughout the Company.  Lending to these small and medium sized businesses are riskier from a credit perspective than lending to larger companies, but the risk tends to be offset with higher loan pricing and ancillary income from cash management activities.

The Company has implemented a targeted hiring program designed to attract and retain experienced commercial middle market bankers in both the St. Louis and Kansas City markets.  As a result of this strategy the Company has targeted, and will continue to target larger and more sophisticated commercial and industrial and commercial real estate clients.  It is expected that the Company’s average relationship size will increase resulting in greater efficiencies as the same level of cost can originate and service larger average relationships and their related higher revenues.  In addition, it is anticipated that the characteristics of the credit requirements of these clients will require a heavier underwriting emphasis on cash flows as the primary credit granting criteria.

The following table sets forth the composition of the Company’s loan portfolio by type of loans at the dates indicated:

	December 31,

(in thousands)	2005	2004	2003	2002	2001

Commercial and industrial	$265,488	$253,594	$209,928	$167,842	$160,218
Real estate:
Commercial	410,382	328,986	257,202	187,044	167,378
Construction	138,318	127,180	130,074	139,319	123,788
Residential	151,575	149,293	150,371	189,613	162,100
Consumer and other	36,616	39,452	36,303	31,275	28,570
Less: Portfolio loans held for sale	—	—	—	(35,294)	(39,307)

Total Loans	$1,002,379	$898,505	$783,878	$679,799	$602,747

	December 31,

	2005	2004	2003	2002	2001

Commercial and industrial	26.5%	28.2%	26.8%	24.7%	26.6%
Real estate:
Commercial	40.9%	36.6%	32.8%	27.5%	27.8%
Construction	13.8%	14.2%	16.6%	20.5%	20.5%
Residential	15.1%	16.6%	19.2%	27.9%	26.9%
Consumer and other	3.7%	4.4%	4.6%	4.6%	4.7%
Less: Portfolio loans held for sale	—	—	—	-5.2%	-6.5%

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

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

Real estate loans are also based on the borrowers’ character, but more emphasis is placed on the estimated collateral values.  Real estate commercial loans are mainly for owner-occupied business and industrial properties, multifamily properties, and other commercial properties on which income from the property is the primary source of repayment.  Credit risk on these loan types is managed in a similar manner to commercial loans and real estate construction loans by employing sound underwriting guidelines, lending to borrowers in local markets, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.  In many cases the Company will take additional real estate collateral to further secure the overall lending relationship.

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

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2005, no significant concentrations existed in the Company’s portfolio in excess of 10% of loans.

Loans at December 31, 2005 mature or reprice as follows:

	Loans Maturing or Repricing

(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total

Fixed Rate Loans (1)
Commercial and industrial	$21,150	$52,124	$711	$73,985
Real estate:
Commercial	32,640	158,413	20,953	212,006
Construction	5,416	15,602	2,557	23,575
Residential	9,603	28,040	140	37,783
Consumer and other	1,412	4,421	6,549	12,382

Total	$70,221	$258,600	$30,910	$359,731

Variable Rate Loans (1) (2)
Commercial and industrial	$217,066	$—	$—	$217,066
Real estate:
Commercial	172,813	—	—	172,813
Construction	114,743	—	—	114,743
Residential	113,792	—	—	113,792
Consumer and other	24,234	—	—	24,234

Total	$642,648	$—	$—	$642,648

Loans (1) (2)
Commercial and industrial	$238,216	$52,124	$711	$291,051
Real estate:
Commercial	205,453	158,413	20,953	384,819
Construction	120,159	15,602	2,557	138,318
Residential	123,395	28,040	140	151,575
Consumer and other	25,646	4,421	6,549	36,616

Total	$712,869	$258,600	$30,910	$1,002,379

(1) Loan balances are shown net of unearned loan fees.
(2) Not adjusted for impact of interest rate swap agreements.

As indicated in the above maturity table, most of our lending is done on a variable-rate basis based on prime.  In addition, most loan originations have one to three year maturities.  While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically.

Fixed rate loans comprise 36% of the loan portfolio at December 31, 2005 versus 27% at the end of 2004. This trend is consistent with the recent interest rate environment, especially with a flat yield curve. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

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

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,

(in thousands)	2005	2004	2003	2002	2001

Allowance at beginning of period	$11,665	$10,590	$8,600	$7,296	$7,097
Loans charged off:
Commercial and industrial	171	425	1,492	700	2,538
Real estate:
Commercial	424	577	—	25	279
Construction	—	—	—	—	—
Residential	—	100	335	417	165
Consumer and other	49	194	77	104	170

Total loans charged off	644	1,296	1,904	1,246	3,152

Recoveries of loans previously charged off:
Commercial and industrial	209	92	107	55	38
Real estate:
Commercial	74	—	66	8	25
Construction	—	—	—	—	—
Residential	177	42	38	192	52
Consumer and other	19	25	56	44	6

Total recoveries of loans	479	159	267	299	121

Net loans charged off	165	1,137	1,637	947	3,031

Provision for loan losses	1,490	2,212	3,627	2,251	3,230

Allowance at end of period	$12,990	$11,665	$10,590	$8,600	$7,296

Average loans	$964,259	$847,270	$738,572	$693,551	$613,539
Total loans	1,002,379	898,505	783,878	679,799	602,747
Nonperforming loans	1,421	1,827	1,548	3,888	3,749
Net charge-offs to average loans	0.02%	0.13%	0.22%	0.14%	0.49
Allowance for loan losses to loans	1.30	1.30	1.35	1.27	1.21

Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure.  These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made, at each renewal date and as conditions warrant.

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

Loans on the watch list require detailed loan status reports, including recommended corrective actions, prepared by the responsible loan officer every three months.  These reports are then discussed in formal meetings with the Senior Credit Administration Officer, Chief Credit Officer and Chief Executive Officer of the Bank.

Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or the credit analyst department at any time.  Upgrades of certain risk ratings may only be made with the concurrence of the Senior Credit Administration Officer, Chief Credit Officer and Loan Review Officer.

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

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2005:

	December 31,

	2005		2004		2003		2002		2001

(in thousands)	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans

Commercial and industrial	$3,172	26.5%	$2,948	28.2%	$2,948	26.8%	$2,846	24.7%	$2,366	26.6%
Real estate:
Commercial	4,245	40.9	3,671	36.6	3,715	32.8	1,903	27.5	1,915	27.8
Construction	1,048	13.8	1,037	14.2	1,099	16.6	1,062	20.5	932	20.5
Residential	1,774	15.1	1,903	16.6	2,093	19.2	2,369	27.9	1,625	26.9
Consumer and other	313	3.7	283	4.4	245	4.6	244	4.6	198	4.7
Loans held for sale	—	—	—	—	—	—	—	(5.2)	—	(6.5)
Not allocated	2,439		1,823		490		176		260

Total allowance	$12,990	100.0%	$11,665	100.0%	$10,590	100.0%	$8,600	100.0%	$7,296	100.0%

Prior to 2004, the methods of calculating the allowance requirements had not changed significantly over time. The reallocations among different categories of loans that appear between periods were the result of the redistribution of the individual loans that comprise the aggregate portfolio due to the factors listed above.  However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in nonperforming loans.  Consequently, while there are no specific allocations of the allowance resulting from economic or market conditions or actual or expected trends in nonperforming loans, these factors are considered in the initial assignment of risk ratings to loans, subsequent changes to those risk ratings and to a lesser extent in the size of the unallocated allowance amount.

Beginning in 2004, as a part of an overall effort to further improve its risk assessment; the Company refined its methodology with special attention to the unallocated allowance.  The unallocated allowance is based on factors that cannot necessarily be associated with a specific loan or loan category.  In its 2004 assessment, management focused on the following factors and conditions:

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

While the Company has no significant specific industry concentration risk, analysis showed that over 60% of the loan portfolio was dependent on real estate collateral.  The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level.  However, the percentage of the portfolio secured by commercial real estate increased from 27.5% at December 31, 2002 to 36.6% at December 31, 2004.  Given the trend of rising rates inherent in the current economic cycle and the likely adverse impacts on borrowers’ debt service coverage ratios, management believed it was prudent to increase the unallocated allowance component.

Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies.  The percentage of the portfolio represented by these clients increased from 24.7% at December 31, 2002 to 28.2% at December 31, 2004.  Management believed it was prudent to increase the percentage of the unallocated allowance to cover the risks inherent in the higher average loan size of these relationships.

Finally, management believed that the level of competition for credit relationships had increased substantially over the prior year in both of our primary markets.  During 2004, the entry of National City Bank into the St. Louis market along with six new banking charters are examples of the increased level of competition.  To the extent that substantially increased levels of competition for credit may inherently result in an increased level of credit risk, management believed it was prudent to increase the Company’s unallocated allowance component.

As a result of the above analysis, management increased the unallocated allowance by $1.3 million from 2003 to 2004.  The factors noted for 2004 are still applicable at December 31, 2005.  The increase in the unallocated allowance from 2004 to 2005 is primarily due to the increase in loan balances and the continued increase in interest rate levels and their impact on borrower cash flows and real estate values.

Nonperforming assets include nonaccrual loans, loans with payments past due 90 days or more and still accruing interest, restructured loans and foreclosed real estate.  The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	At December 31,

(in thousands)	2005	2004	2003	2002	2001

Non-accrual loans	$1,421	$1,827	$1,548	$2,212	$2,506
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Restructured loans	—	—	—	1,676	1,243

Total noperforming loans	1,421	1,827	1,548	3,888	3,749
Foreclosed property	—	123	—	125	138

Total non performing assets	$1,421	$1,950	$1,548	$4,013	$3,887

Total assets	$1,286,968	$1,059,950	$907,726	$875,987	$795,250
Total loans	1,002,379	898,505	783,878	679,799	602,747
Total loans plus foreclosed property	1,002,379	898,628	783,878	679,924	602,885
Nonperforming loans to loans	0.14%	0.20%	0.20%	0.57%	0.62%
Nonperforming assets to loans plus foreclosed property	0.14	0.22	0.20	0.59	0.64
Nonperforming assets to total assets	0.11	0.18	0.17	0.46	0.49
Allowance for loan losses to non-performing loan	914.00%	639.00%	684.00%	221.00%	195.00%

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

Nonperforming loans were $1.4 million at December 31, 2005.  The decrease in nonperforming loans from the prior year was due to successful efforts by relationship managers to encourage customers to either refinance the credit at another financial institution or liquidate collateral and reduce our exposure.  In some other cases, the nonperforming loans were charged off or the assets securing the loan were foreclosed and the recovery process begun.  At December 31, 2005, the nonperforming loans consisted of five accounts.  Two of the accounts accounted for 68% of the total nonperforming loans.  At December 31, 2004 and 2003, approximately 36% and 37%, respectively, of the nonperforming loans related to a printing company and the remainder consists of five and eight different borrowers, respectively.

At December 31, 2001 and 2002, $1.2 million of the restructured loans related to an auto dealership that had financial difficulties.  At December 31, 2001, $1.9 million or 75% of the nonaccrual totals related to the owner of a large distribution company that filed bankruptcy.  The remainder of the balances in 2001 and 2002 represent ten to twenty different borrowers.

The Company’s nonaccrual loans and restructured loans meet the definition of “impaired loans” under U.S. GAAP.  As of December 31, 2005, 2004 and 2003, the Company had 5, 8, and 11 impaired loans, respectively, all of which are considered potential problem loans as well.

Management believes that the allowance for loan losses is adequate.

Investment Securities
At December 31, 2005, the investment securities portfolio was $136 million, or 10.5% of total assets.  Our debt securities portfolio is primarily comprised of U.S. government agency obligations, mortgage-backed pools, collateralized mortgage obligations and municipal bonds.  Our equity investments primarily consist of equity investments in the FHLB (Des Moines).  The size of the investment portfolio is generally 5-10% of total assets and will vary within that range based on liquidity.  Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.  Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,

	2005		2004		2003

(in thousands)	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$117,326	86.5%	$98,944	81.4%	$51,869	61.8%
Mortgage-backed securities	12,953	9.6%	18,514	15.2%	27,814	33.1%
Municipal Bonds	1,231	0.9%	1,616	1.3%	1,658	2.0%
Equity securities	4,049	3.0%	2,564	2.1%	2,608	3.1%

	$135,559	100.0%	$121,638	100.0%	$83,949	100.0%

Included in US Treasury securities and obligations of U.S. government corporations and agencies were $40 million of short-term discount agency notes that matured in January 2006.  These investments were used as an alternative to overnight funds to obtain higher yield given the excess liquidity.

The Company had no securities classified as trading at December 31, 2005, 2004 or 2003.

The following table summarizes expected maturity and yield information on the investment portfolio at December 31, 2005:

	Within 1 year		1 to 5 years		5 to 10 years		10 or more years		No Stated Maturity		Total

(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,702	4.08%	$74,624	3.84%	$—	0.00%	$—	0.00%	$—	0.00%	$117,326	3.93%
Mortgage-backed securities	1,531	2.68%	10,979	3.30%	243	4.56%	200	5.41%	—	0.00%	12,953	3.29%
Municipal Bonds	481	2.82%	286	4.37%	464	5.55%	—	0.00%	—	0.00%	1,231	4.21%
Equity securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%	4,049	4.01%	4,049	4.01%

Total	$44,714	4.02%	$85,889	3.77%	$707	5.21%	$200	5.41%	$4,049	4.01%	$135,559	3.87%

Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 36%.  Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,

	2005		2004		2003

(in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate

Interest-bearing transaction accounts	$87,560	1.18%	$71,568	0.45%	$54,742	0.31%
Money market accounts	437,346	2.46%	403,363	1.14%	357,497	0.97%
Savings accounts	4,435	0.70%	4,254	0.33%	5,499	0.44%
Certificates of deposit	259,852	3.33%	225,529	2.24%	185,175	2.45%

	789,193	2.59%	704,714	1.42%	602,913	1.36%
Noninterest-bearing demand deposits	200,054	—	184,116	—	151,140	—

	$989,247	2.07%	$888,830	1.12%	$754,053	1.09%

We continued to experience rapid loan and deposit growth due to aggressive direct calling efforts of relationship officers. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank.  Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base.  In 2002, the Company began using brokered certificates of deposit to help fund its growth.  In the future, the Bank expects to continue to use certificates of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificates of deposit).  At December 31, 2005 and 2004, the Company had $64 million in brokered certificates of deposit.

Maturities of certificates of deposit of $100,000 or more are as follows:

(in thousands)	Total

Three months or less	$67,757
Over three through six months	30,655
Over six through twelve months	52,373
Over twelve months	79,054

Total	$229,839

Liquidity and Capital Resources
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

We manage the parent company’s liquidity to provide the funds necessary to pay dividends to shareholders, service debt, invest in the Bank as necessary, and satisfy other operating requirements.  The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $15 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises).

The Bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company.  Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Another source of funding for the parent company includes the issuance of subordinated debentures.  In October of 2005, the Company issued $10.0 million of additional subordinated debentures as part of a Trust Preferred Securities Pool (“TRUPS”) at a fixed rate of 6.14% for five years.  Following the five-year period, the TRUPS will pay a variable rate of three-month LIBOR plus 144 bp that reprices quarterly.  These securities are classified as debt but count as regulatory capital and the related interest expense is tax-deductible, which makes them very attractive.

Investment securities are an important tool to the Company’s liquidity objective.  As of December 31, 2005, the entire investment portfolio was available for sale.  Of the $136 million investment portfolio available for sale, $18 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At December 31, 2005, the Bank had $132 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $168 million available from the Federal Reserve Bank under a pledged loan agreement.  The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions.  Finally, because the Bank plans to remain a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $346 million in unused loan commitments as of December 31, 2005.  While this commitment level would be very difficult to fund given the Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

For the year ended December 31, 2005 and 2004, net cash provided by operating activities was materially consistent.  Net cash used in investing activities was $132 million in 2005 versus $158 million in 2004.  The decrease of $26 million was primarily due to a reduction in investment security activity.  Net cash provided by financing activities was $206 million in 2005 versus $145 million in 2004.  This increase consisted of greater deposit growth in 2005, the issuance of subordinated debentures and additional long-term Federal Home Loan Bank advances.

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

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At December 31,

(in thousands)	2005	2004	2003

Tier I capital to risk weighted assets	10.31%	9.94%	9.77%
Total capital to risk weighted assets	11.55%	11.19%	11.02%
Leverage ratio (Tier I capital to average assets)	8.75%	8.44%	8.67%
Tangible capital to tangible assets	5.98%	6.68%	7.00%
Tier I capital	$107,538	$92,096	$77,981
Total risk-based capital	$120,528	$103,673	$87,970

Risk Management

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk.  The Company faces market risk in the form of interest rate risk through transactions other than trading activities.  Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods.  The Company uses financial modeling techniques to measure interest rate risk.  These techniques measure the sensitivity of future earnings due to changing interest rate environments.  Guidelines established by the Company’s Asset/Liability Management Committee and approved by the Company’s Board of Directors are used to monitor exposure of earnings at risk.  General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve.  These limits are based on the Company’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

Interest Rate Risk
In order to measure earnings sensitivity to changing rates, the Company uses a static gap analysis and earnings simulation model.

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2005.  Significant assumptions used for this table included: loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity.  A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

Interest-Earning Assets
Investments in debt and equity securities	$44,449	$40,072	$29,378	$16,697	$7	$4,956	$135,559
Interest-bearing deposits	84	—	—	—	—	—	84
Federal Funds Sold	64,709	—	—	—	—	—	64,709
Loans (1)	712,869	77,713	96,941	29,806	54,140	30,910	1,002,379
Loans held for sale	2,761	—	—	—	—	—	2,761

Total interest-earning assets	$824,872	$117,785	$126,319	$46,503	$54,147	$35,866	$1,205,492

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$591,898	$—	$—	$—	$—	$—	$591,898
Certificates of deposit (1)	202,422	69,810	21,004	679	1,106	—	295,021
Subordinated debentures	20,620	—	—	—	10,310	—	30,930
Other borrowings	9,872	1,250	650	1,050	5,800	18,309	36,931

Total interest-bearing liabilities	$824,812	$71,060	$21,654	$1,729	$17,216	$18,309	$954,780

Interest-sensitivity GAP
GAP by period	$60	$46,725	$104,665	$44,774	$36,931	$17,557	$250,712

Cumulative GAP	$60	$46,785	$151,450	$196,224	$233,155	$250,712	$250,712

Ratio of interest-earning assets to interest-bearing liabilities
Periodic	1.00	1.66	5.83	26.90	3.15	1.96	1.26
Cumulative GAP	1.00	1.05	1.17	1.21	1.25	1.26	1.26

(1) Adjusted for the impact of the interest rate swaps.

At December 31, 2005, the Company was asset sensitive on a cumulative basis for all periods based on contractual maturities.  Asset sensitive means that assets will reprice faster than liabilities.

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

The resulting simulations for December 31, 2005, projected that net interest income would increase by approximately 4.0% if rates rose by a 100 basis point parallel rate shock, and projected that the net interest income would decrease by approximately 7.0% if rates fell by a 100 basis point parallel rate shock.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above.  They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources.  At December 31, 2005, the Company had $100 million in notional amount of outstanding interest rate swaps to reduce interest rate risk.  Derivative financial instruments are also discussed in Note 7 to the Consolidated Financial Statements.

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

The required contractual obligations and other commitments at December 31, 2005 were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 5 Years	Over 5 Years

Operating leases	$11,590	$1,673	$6,712	$3,205
Certificates of deposit	295,021	192,422	102,599	—
Subordinated debentures	30,930	—	—	30,930
Federal Home Loan Bank advances	28,584	1,525	8,750	18,309
Commitments to extend credit	346,205	283,585	32,917	29,703
Standby letters of credit	28,013	28,013	—	—

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

Effects of New Accounting Standards

On July 14, 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft for Accounting for Uncertain Tax Positions, an Interpretation of FAS No. 109, Accounting for Income Taxes.  The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FAS 109.  An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in FASB Statement No. 5, Accounting for Contingencies, to mean “the future event or events that are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This proposed Interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.  If approved, the Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005.   The FASB comment period ended on September 12, 2005.   We are waiting on the final decision related to this Interpretation by FASB and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

On May 5, 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, Statement Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  FAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so.  FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We have evaluated the requirements of SFAS No.154 and expect the implementation will have no material effect on our consolidated financial condition or results of operations.

In December 2004, FASB issued FAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  FAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  FAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The accounting provisions of FAS 123(R) are effective for annual reporting periods beginning after June 15, 2005, therefore, we will be required to adopt FAS 123R in the first quarter of fiscal 2006.

The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition.  The pro forma net income and net income per share amounts (based on a fair-value method similar to the methods required under FAS123R to measure compensation expense for employee stock incentive awards) are shown in Note 1 to the Consolidated Financial Statements.   We expect the implementation of FAS 123R will have less than $0.01 effect on our earnings per share in 2006.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under FAS 115, Accounting for Certain Investments in Debt and Equity Securities.  After many organizations, including banks, which could be impacted by this guidance, asked for clarification on the meaning of other-than-temporary impairment and its application to certain investments, the FASB postponed the implementation.  In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued FASB staff position (“FSP”) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final.  The final position supersedes several previously issued EITF topics and replaces guidance set forth in several others.  The final position, titled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, codifies guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.  The effective date of the FSP will be reporting periods beginning after December 15, 2005.  We have evaluated the impact of the final rule and expect the implementation of FAS 115-1 will not have a material effect on our consolidated financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Market Risk” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to Item 15 below.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

As of December 31, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Under the supervision and with the participation of the Company’s CEO and CFO, management has excluded the internal controls over financial reporting associated with Millennium Brokerage Group, LLC from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005.

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III – MANAGEMENT

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 19, 2006.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 19, 2006.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 19, 2006.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 19, 2006.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed or incorporated by reference as part of this Report:

	Enterprise Financial Services Corp and subsidiaries

			Page Number

	1.	Financial Statements:

		Management’s Report on Internal Control over Financial Reporting	39
		Report of Independent Registered Public Accounting Firm	40
		Consolidated Balance Sheets at December 31, 2005 and 2004	42
		Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	43
		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	44
		Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	45

		Notes to Consolidated Financial Statements	46

	2.	Financial Statement Schedules
		None other than those included in the Notes to Consolidated Financial Statements.

	3.	Exhibits
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on these criteria.

On October 21, 2005, the Company and its wholly-owned subsidiary, Millennium Holding Company, Inc., acquired 60 percent of the membership interests of Millennium Brokerage Group, LLC.  Management has excluded the internal controls over financial reporting associated with Millennium Brokerage Group LLC from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005.  As of December 31, 2005 the assets associated with Millennium Brokerage Group, LLC, represented less than 1% of the total assets of the Company.  Total revenue, defined as net interest income and noninterest income, associated with Millennium Brokerage Group, LLC, included in the Company’s total revenue for the year ended December 31, 2005 was limited to the period from October 22, 2005 through December 31, 2005, and represented 1.5% of the Company’s total revenue for the year ended December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Enterprise Financial Services Corp and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Enterprise Financial Services Corp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Enterprise Financial Services Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired Millennium Brokerage Group, LLC during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, Millennium Brokerage Group LLC’s internal control over financial reporting. As of December 31, 2005, the assets associated with Millennium Brokerage Group, LLC represented less than 1% of the total assets of the Company. Total revenue, defined as net interest income and noninterest income, associated with Millennium Brokerage Group, LLC for the period from October 22, 2005 through December 31, 2005 represented approximately 1.5% of the Company’s total revenue for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Millennium Brokerage Group, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Financial Services Corp as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, Missouri
March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows, for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enterprise Financial Services Corp’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

St. Louis, Missouri
March 1, 2006

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	December 31,

(In thousands)	2005	2004

Assets
Cash and due from banks	$54,118	$28,324
Federal funds sold	64,709	—
Interest-bearing deposits	84	156

Total cash and cash equivalents	118,911	28,480

Investments in debt and equity securities:
Available for sale, at estimated fair value	135,559	121,630
Held to maturity, at amortized cost (estimated fair value of $8 at December 31, 2004)	—	8

Total investments in debt and equity securities	135,559	121,638

Loans held for sale	2,761	2,376
Loans, less unearned loan fees	1,002,379	898,505
Less: Allowance for loan losses	12,990	11,665

Loans, net	989,389	886,840

Other real estate	—	123
Fixed assets, net	10,276	8,044
Accrued interest receivable	5,598	4,238
Goodwill	12,042	1,938
Intangibles	4,548	135
Prepaid expenses and other assets	7,884	6,138

Total assets	$1,286,968	$1,059,950

Liabilities and Shareholders’ Equity
Deposits:
Demand	$229,325	$197,283
Interest-bearing transaction accounts	108,712	85,523
Money market accounts	479,507	432,340
Savings	3,679	3,919
Certificates of deposit:
$100 and over	229,839	178,851
Other	65,182	41,712

Total deposits	1,116,244	939,628
Subordinated debentures	30,930	20,620
Federal Home Loan Bank advances	28,584	10,299
Other borrowings	6,847	9,616
Notes payable	1,500	250
Accrued interest payable	2,704	1,665
Accounts payable and accrued expenses	7,221	5,146

Total liabilities	1,194,030	987,224

Minority interest in equity of consolidated subsidiary	333	—

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 10,458,852 shares at December 31, 2005 and 9,778,357 at December 31, 2004.	105	98
Additional paid in capital	53,218	41,326
Unearned compensation	(1,531)	—
Retained earnings	41,950	32,075
Accumulated other comprehensive loss	(1,137)	(773)

Total shareholders’ equity	92,605	72,726

Total liabilities and shareholders’ equity	$1,286,968	$1,059,950

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2005, 2004 and 2003

	Years ended December 31,

(In thousands, except per share data)	2005	2004	2003

Interest income:
Interest and fees on loans	$63,448	$45,956	$41,221
Interest on debt and equity securities:
Taxable	3,192	2,274	1,691
Nontaxable	39	41	23
Interest on federal funds sold	1,267	520	196
Interest on interest-bearing deposits	13	2	2
Dividends on equity securities	149	100	112

Total interest income	68,108	48,893	43,245

Interest expense:
Interest-bearing transaction accounts	1,035	320	169
Money market accounts	10,761	4,614	3,475
Savings	31	14	24
Certificates of deposit:
$100 and over	6,925	3,993	2,972
Other	1,722	1,057	1,560
Subordinated debentures	1,348	1,405	1,270
Federal Home Loan Bank borrowings	1,581	725	1,033
Notes payable and other borrowings	138	41	41

Total interest expense	23,541	12,169	10,544

Net interest income	44,567	36,724	32,701
Provision for loan losses	1,490	2,212	3,627
Net interest income after provision for loan losses	43,077	34,512	29,074

Noninterest income:
Service charges on deposit accounts	2,065	2,032	1,782
Wealth Management income	6,522	4,264	3,622
Other service charges and fee income	464	396	369
Gain on sale of branches	—	—	2,938
Gain on sale of mortgage loans	281	262	927
Gain on sale of other real estate	91	—	—
(Loss) gain on sale of securities	(494)	126	78
Miscellaneous income	35	42	375

Total noninterest income	8,964	7,122	10,091

Noninterest expense:
Employee compensation and benefits	22,130	18,553	17,698
Occupancy	2,327	2,090	1,974
Furniture and equipment	821	720	841
Data processing	1,018	797	932
Other	8,025	7,171	6,770

Total noninterest expense	34,321	29,331	28,215

Minority interest in net income of consolidated subsidiary	(113)	—	—

Income before income tax expense	17,607	12,303	10,950
Income tax expense	6,312	4,088	4,025

Net income	$11,295	$8,215	$6,925

Per share amounts:
Basic earnings per share	$1.12	$0.85	$0.72
Basic weighted average common shares outstanding	10,103,074	9,695,500	9,566,059
Diluted earnings per share	$1.05	$0.82	$0.70
Diluted weighted average common shares outstanding	10,747,097	10,054,691	9,875,141

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2003, 2004, and 2005

	Common Stock		Additional Paid in Capital	Unearned Compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

(in thousands, except shares)	Shares	Amount

Balance December 31, 2002	9,497,794	$95	$38,402	$—	$18,674	$1,639	$58,810
Net income	—	—	—	—	6,925	—	6,925
Unrealized loss on securities, net of tax	—	—	—	—	—	(180)	(180)
Reclassification adjustment for gains realized in net income, net of tax	—	—	—	—	—	(52)	(52)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(789)	(789)

Total comprehensive income							5,904

Dividends declared ($0.08 per share)	—	—	—	—	(767)	—	(767)
Stock options exercised, including related tax benefit	120,688	1	1,150	—	—	—	1,151
Noncash compensation attributed to stock option grants	—	—	289	—	—	—	289

Balance December 31, 2003	9,618,482	$96	$39,841	$—	$24,832	$618	$65,387

Net income	—	—	—	—	8,214	—	8,214
Unrealized loss on securities, net of tax	—	—	—	—	—	(418)	(418)
Reclassification adjustment for gains realized in net income, net of tax	—	—	—	—	—	(83)	(83)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(890)	(890)

Total comprehensive income							6,823

Dividends declared ($0.10 per share)	—	—	—	—	(971)	—	(971)
Stock options exercised, including related tax benefit	159,875	2	1,251	—	—	—	1,253
Noncash compensation attributed to stock option grants	—	—	234	—	—	—	234

Balance December 31, 2004	9,778,357	$98	$41,326	$—	$32,075	$(773)	$72,726

Net income	—	—	—	—	11,295	—	11,295
Unrealized loss on securities, net of tax	—	—	—	—	—	(648)	(648)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	—	201	201
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	83	83

Total comprehensive income							10,931

Dividends declared ($0.14 per share)	—	—	—		(1,420)	—	(1,420)
Stock options exercised, including related tax benefit	400,078	5	4,465	—	—	—	4,470
Restricted stock unit activity	31,256	—	—	—	—	—	—
Acquisition of Millennium Brokerage Group, LLC	249,161	2	5,247	—	—	—	5,249
Noncash compensation attributed to stock option grants	—	—	49	—	—	—	49
Unearned compensation	—	—	2,131	(2,131)	—	—	—
Amortization of unearned compensation	—	—	—	600	—	—	600

Balance December 31, 2005	10,458,852	$105	$53,218	$(1,531)	$41,950	$(1,137)	$92,605

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 & 2003

	Years ended December 31,

(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$11,295	$8,215	$6,925
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,272	996	1,231
Provision for loan losses	1,490	2,212	3,627
Net amortization of debt and equity securities	342	1,817	907
Net amortization of intangible assets	287	180	160
Loss (gain) on sale of available for sale investment securities	494	(126)	(78)
Mortgage loans originated	(65,891)	(60,263)	(115,308)
Proceeds from mortgage loans sold	65,787	60,998	120,378
Gain on sale of mortgage loans	(281)	(262)	(927)
Decrease in settlement accrual of disputed note	—	(575)	(725)
Gain on sale of other real estate	(91)	—	—
Noncash compensation for stock option grants & restricted share units	649	234	289
Tax benefit for nonqualified stock options	831	11	—
Gain on sale of branches	—	—	(2,938)
Changes in:
Accrued interest receivable	(1,360)	(959)	180
Accrued interest and other liabilities	1,699	589	2,196
Other, net	(360)	2,015	63

Net cash provided by operating activities	16,163	15,082	15,980

Cash flows from investing activities:
Cash paid in sale of branches	—	—	(16,741)
Purchase of business, net of cash acquired	(8,882)	—	—
Net increase in loans	(104,518)	(116,046)	(98,197)
Purchases of available for sale debt and equity securities	(165,944)	(351,696)	(81,786)
Proceeds from sales of available for sale debt securities	39,040	62,766	11,193
Proceeds from redemption of equity securities	4,672	2,534	605
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	106,786	246,244	51,939
Proceeds from sales of other real estate	229	—	451
Recoveries of loans previously charged off	479	159	267
Purchases of fixed assets	(3,505)	(1,723)	(953)

Net cash used in investing activities	(131,643)	(157,762)	(133,222)

Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	32,042	32,331	8,671
Net increase in interest bearing deposit accounts	144,574	110,897	69,901
Proceeds from issuance of subordinated debentures	10,310	16,496	—
Paydown of subordinated debentures	—	(11,340)	—
Proceeds from Federal Home Loan Bank advances	301,200	55,000	130,000
Repayments of Federal Home Loan Bank advances	(282,915)	(59,201)	(144,964)
(Decrease) increase in federal funds purchased	(6,333)	(2,047)	8,381
Increase in customer repurchase agreements	3,565	3,086	—
Proceeds from notes payable	1,500	350	100
Paydowns on notes payable	(250)	(100)	(100)
Decrease in other borrowings	—	(1,070)	(1,092)
Cash dividends paid on common stock	(1,420)	(971)	(767)
Proceeds from the exercise of common stock options	3,638	1,241	1,115

Net cash provided by financing activities	205,911	144,672	71,245

Net increase in cash and cash equivalents	90,431	1,992	(45,997)
Cash and cash equivalents, beginning of year	28,480	26,488	72,485

Cash and cash equivalents, end of year	$118,911	$28,480	26,488

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,502	$11,655	$10,658
Income taxes	6,456	3,280	4,517

Noncash transactions:
Transfer to other real estate owned in settlement of loans	$—	$273	$345
Writeoff of goodwill associated with sale of branches	—	—	150
Stock issued for acquisition of business	5,249	—	—

See accompanying notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individual and corporate customers located in the St. Louis and Kansas City metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”).  In addition, as of October 21, 2005, the Company owns 60% of Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from 13 offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.  Millennium is included in the Wealth Management segment along with Enterprise Trust, a division of the Bank, which provides fee-based trust, personal financial planning, estate planning, and corporate planning services to the Company’s target market.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company’s subsidiary.  Additionally, the Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.  Millennium and the investment management industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations such as the National Association of Securities Dealers, Inc. The Securities and Exchange Commission is the federal agency that is primarily responsible for the regulation of investment advisers.

Basis of Financial Statement Presentation
The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and conform to predominant practices within the banking industry.  In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements.  Estimates that are particularly susceptible to significant change in a short period of time include the determination of the allowance for loan losses, derivative financial instruments, deferred tax assets and goodwill.  Actual amounts could differ from those estimates.

Consolidation
The consolidated financial statements include the accounts of the Company, Bank (100% owned) and Millennium (60% owned).  Acquired businesses are included in the consolidated financial statements from the date of acquisition.  All material intercompany accounts and transactions have been eliminated.  Minority ownership interests are reported in our Consolidated Balance Sheets as a liability.  The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interest in net income of consolidated subsidiary” in our Consolidated Statements of Income.

Investments in Debt and Equity Securities
The Company currently classifies investments in debt and equity securities as follows:

•	Trading - includes securities which the Company has bought and held principally for the purpose of selling them in the near term.
•	Held to maturity - includes debt securities, which the Company has the positive intent and ability to hold until maturity.
•

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

Loans Held for Sale
The Company provides long-term financing of one to four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse.  Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio.  The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans.  Mortgage loans that are sold in the secondary market are sold principally under programs with the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”).  Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method.  The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2005 and 2004.  Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of income.

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

Loan origination fees and direct origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using a method, which approximates the interest method.

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

Other Real Estate
Other real estate represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest.  Other real estate is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell.  Subsequent reductions in fair value are expensed or recorded in a valuation reserve account through a provision against income.  Subsequent increases in the fair value are recorded through a reversal of the valuation reserve.

Gains and losses resulting from the sale of other real estate are credited or charged to current period earnings.  Costs of maintaining and operating other real estate are expensed as incurred, and expenditures to complete or improve other real estate properties are capitalized if the expenditures are expected to be recovered upon ultimate sale of the property.

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

Other intangible assets consist of customer lists, trade names and agreements not to compete.  Intangibles are amortized using the straight-line method over the estimated useful lives of approximately 5 years.

Impairment of Long-Lived Assets
SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of.  SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The Company adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 was considered in the accounting and disclosure of the Company’s April 2003 sale of the Southeast Kansas branches.

In accordance with SFAS No. 144, long-lived assets, such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

Stock Options
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,  issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure only requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Years ended December 31,

(In thousands, except per share data)	2005	2004	2003

Net income, as reported	$11,295	$8,215	$6,925
Add total stock-based employee compensation expense included in reported net income, net of tax	393	93	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(400)	(3,391)	(959)

Pro forma net income	$11,288	$4,917	$5,966

Earnings per share:
Basic:
As reported	$1.12	$0.85	$0.72
Pro forma	1.12	0.51	0.62
Diluted:
As reported	$1.05	$0.82	$0.70
Pro forma	1.05	0.49	0.60

Based on the valuation and accounting uncertainties that outstanding options presented under proposed accounting treatment at the time, and the transition issues associated with the Company’s new Long Term Incentive Plan (“LTIP”), the Board of Directors accelerated the vesting on the Company’s outstanding stock options during the 4th quarter of 2004.  This action resulted in two financial reporting impacts.  First, the remaining fair value of all outstanding stock options was recognized in 2004 as part of the pro-forma footnote disclosures above.  Secondly, the Company recognized $146,000 of compensation expense in the fourth quarter of 2004 based on the product of the number of outstanding unvested options times the spread between their weighted average stock price and the Company stock price on October 1, 2004 times the estimated option forfeiture rate of 9.5%.  The forfeiture rate is based on the Company’s history over the past several years, but actual forfeiture effects in the future are measured and recognized in expense for any differences versus the estimate.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and any federal funds sold to be cash and cash equivalents.

Reclassification
Certain reclassifications have been made to the 2004 and 2003 amounts to conform to the present year presentation.

New Accounting Standards
On July 14, 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft for Accounting for Uncertain Tax Positions, an Interpretation of FAS No. 109, Accounting for Income Taxes.  The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FAS 109.  An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in FASB Statement No. 5, Accounting for Contingencies, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This proposed Interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.  If approved, the Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005.   The FASB comment period ended on September 12, 2005.   The Company is waiting on the final decision related to this Interpretation by FASB and are presently unable to determine its overall impact on the Company’s consolidated financial statements or results of operations.

On May 5, 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, Statement Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.  FAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so.  FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company has evaluated the requirements of SFAS No.154 and expects the implementation will have no material effect on the Company’s consolidated financial condition or results of operations.

In December 2004, FASB issued FAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  FAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  FAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The accounting provisions of FAS 123(R) are effective for annual reporting periods beginning after June 15, 2005, therefore, the Company will be required to adopt FAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The pro forma net income and net income per share amounts (based on a fair-value method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards) are shown above in the section “Stock Options”.  The Company expects the implementation of FAS 123R will have less than $0.01 effect on the Company’s earnings per share in 2006.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under

FAS 115, Accounting for Certain Investments in Debt and Equity Securities.  After many organizations, including banks, which could be impacted by this guidance, asked for clarification on the meaning of other-than-temporary impairment and its application to certain investments, the FASB postponed the implementation.  In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but instead issued FASB staff position (“FSP”) EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final.  The final position supersedes several previously issued EITF topics and replaces guidance set forth in several others.  The final position, titled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, codifies guidance set forth in EITF Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.  The effective date of the FSP will be reporting periods beginning after December 15, 2005.  The Company has evaluated the impact of the final rule and expects the implementation of FAS 115-1 will have no material effect on the Company’s consolidated financial position or results of operations.

NOTE 2—ACQUISITIONS

On October 21, 2005, the Company acquired 60% of Millennium, a Tennessee limited liability company.  Millennium is a national insurance brokerage firm with headquarters in Nashville, Tennessee.  Millennium acts as a wholesale distributor, broker and consultant concerning life insurance products, brokers insurance, and other investments or financial products.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Millennium’s operations have been included in the consolidated financial statements since the date of the purchase.  The acquisition was completed through Millennium Holding Company, Inc, a wholly-owned subsidiary of EFSC that was created to consummate the transaction.  Millennium will continue to operate under their existing trade name.

The aggregate purchase price was $15,000,000 consisting of 249,161 shares of EFSC common stock valued at $5,249,000 and $9,750,000 in cash.  Goodwill of $10,105,000, which is expected to be deductible for tax purposes, was recorded as part of the purchase price allocation.  Intangible assets consisting of customer and trade name totaling $4,700,000 were also recorded with a weighted average useful life of approximately 5 years.

The terms of the agreement call for an additional 20% purchase in 2008 and 2010, respectively, for the remaining interests.  The consideration mix between stock and cash for subsequent payouts are at the Company’s discretion with a maximum of 70% stock.   Future payouts up to a maximum of $36 million, inclusive of the initial $15 million payout, are conditioned upon certain pre-tax income performance targets. EFSC is contractually entitled to a priority return on its investment of 23.1% (pre-tax) before additional distributions to the Millennium principals.

NOTE 3—EARNINGS PER SHARE

Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised.  The following table presents a summary of per share data and amounts for the periods indicated.

	Years ended December 31,

(in thousands, except per share data)	2005	2004	2003

Basic
Net income, as reported	$11,295	$8,215	$6,925

Weighted average common shares outstanding	10,103	9,696	9,566

Basic earnings per share	$1.12	$0.85	$0.72

Diluted
Net income	$11,295	$8,215	$6,925
Expense related to dilutive stock options and appreciation rights, net of tax	22	(4)	—

	$11,317	$8,211	$6,925

Weighted average common shares outstanding	10,103	9,696	9,566
Effect of dilutive stock options and restricted stock units	644	359	309

Diluted weighted average common shares outstanding	10,747	10,055	9,875

Diluted earnings per share	$1.05	$0.82	$0.70

As of December 31, 2005, 2004 and 2003, 7,800, 194,994, and 257,867 options, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.  The Company recognizes expense for stock options granted to non-employees and Stock Appreciation Rights granted to Directors of the Company.

NOTE 4—RESTRICTIONS ON CASH AND DUE FROM BANKS

At December 31, 2005 and 2004, approximately $12.6 million and $7.1 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

NOTE 5—INVESTMENTS IN DEBT AND EQUITY SECURITIES

The amortized cost and estimated fair value of debt and equity securities are summarized below:

	2005

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:
U.S. Treasury securities and government agencies and corporations	$118,357	$14	$(1,045)	$117,326
Mortgage-backed securities	13,276	12	(335)	12,953
Municipal bonds	1,243	2	(14)	1,231
Other securities	1,455	—	—	1,455
Federal Home Loan Bank stock	2,594	—	—	2,594

	$136,925	$28	$(1,394)	$135,559

	2004

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:
U.S. Treasury securities and government agencies and corporations	$99,505	$3	$(564)	$98,944
Mortgage-backed securities	18,610	63	(167)	18,506
Municipal bonds	1,618	7	(9)	1,616
Other securities	895	—	—	895
Federal Home Loan Bank stock	1,669	—	—	1,669

	$122,297	$73	$(740)	$121,630

Held to maturity - Mortgage-backed securities	$8	$—	$—	$8

During 2005, the Company reclassified $8,000 of securities from held to maturity to available for sale.  The unrealized gain on the securities was immaterial.

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2005, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$43,263	$43,183
Due after one year through five years	75,870	74,910
Due after 5 years through ten years	467	464
Due after ten years	—	—
Mortgage-backed securities	13,276	12,953
Securities with no stated maturity	4,049	4,049

	$136,925	$135,559

During 2005, proceeds from sales of investments in debt and equity securities were $39,040,000, which resulted in gross gains of $12,000 and gross losses of $506,000.  During 2004, proceeds from sales of investments in debt and equity securities were $62,766,000, which resulted in gross gains of $131,000 and gross losses of $4,000.  During 2003, the Company sold investment securities with proceeds of $11,193,000, which resulted in gross gains of $78,000.  Debt and equity securities having a carrying value of $18,365,000 and $13,852,000 at December 31, 2005 and 2004, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

As a member of the Federal Home Loan Bank (“FHLB”) system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity based stock.   At December 31, 2005, the membership stock requirement for the Bank was 0.12% of its total assets subject to a maximum of $10 million.   The activity based stock requirement is 4.45% of the Bank’s aggregate outstanding FHLB advances.   The FHLB stock is recorded at cost, which represents redemption value.  The Bank is a member of the Federal Home Loan Bank of Des Moines.

Provided below is a summary of securities available for-sale which were in an unrealized loss position at December 31, 2005.  The unrealized losses reported for U.S. Treasury and government agencies for 12 months or more includes 13 FNMA agency notes with estimated maturities or repricings of two to three years.  The unrealized loss reported for the mortgage-backed securities for 12 months or more includes 21 securities and primarily relates to Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) pools with estimated maturities or repricings of one to three years.  Fannie Mae or Freddie Mac guarantees the contractual cash flows of these securities.  The unrealized losses reported for municipal bonds for 12 months or more includes 5 securities.   The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Securities Available for Sale

	Less than 12 months		12 months or more		Total

(in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

U.S. Treasury securities and government agencies and corporations	$64,759	$227	$37,526	$818	$102,285	$1,045
Mortgage-backed securities	2,641	52	8,793	283	11,434	335
Municipal bonds	184	1	752	13	936	14

	$67,584	$280	$47,071	$1,114	$114,655	$1,394

NOTE 6—LOANS

A summary of loans by category at December 31, 2005 and 2004 is as follows:

	December 31,

(in thousands)	2005	2004

Real Estate Loans:
Construction and land development	$138,318	$127,180
Farmland	7,518	5,138
1-4 Family residential	151,575	135,262
Multifamily residential	24,927	14,031
Other real estate loans	377,937	323,848

Total real estate loans	$700,275	$605,459
Commercial and industrial	265,488	253,594
Other	36,494	39,662

Total Loans	$1,002,257	$898,716
Unearned loan (fees)/costs, net	122	(211)

Total loans, less unearned loan fees	$1,002,379	$898,505

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

Following is a summary of activity for the year ended December 31, 2005 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director.  Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	Total

Balance January 1, 2005	$16,535
New loans and advances	6,802
Payments	(6,478)

Balance December 31, 2005	$16,859

A summary of activity in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 is as follows:

(in thousands)	2005	2004	2003

Balance at beginning of year	$11,665	$10,590	$8,600
Provision for loan losses	1,490	2,212	3,627
Loans charged off	(644)	(1,296)	(1,904)
Recoveries of loan previously charged off	479	159	267

Balance at end of year	$12,990	$11,665	$10,590

A summary of impaired loans at December 31, 2005, 2004, and 2003 is as follows:

	December 31,

(in thousands)	2005	2004	2003

Nonaccrual loans	$1,421	$1,827	$1,548
Restructured loans continuing to accrue interest	—	—	—

Total impaired loans	$1,421	$1,827	$1,548

Allowance for losses on impaired loans	$290	$441	$872
Impaired loans with no related allowance for loan losses	—	872	—
Average balance of impaired loans during the year	$1,981	$1,846	$3,076

The Bank had no loans over 90 days past due and still accruing interest at December 2005, 2004, and 2003. If interest on nonaccrual loans had been accrued, such income would have been $144,000, $103,000, and $210,000, for the years ended December 31, 2005, 2004, and 2003, respectively.  The cash amount recognized, as interest income on nonaccrual loans was $109,000, $64,000, and $119,000 for the years ended December 31, 2005, 2004, and 2003, respectively.  The amount recognized as interest income on impaired loans continuing to accrue interest was $0, $0, and $38,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

The Bank accounts for its derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

In July 2004, the Derivatives Implementation Group of the FASB issued guidance on FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. G25 (“DIG Issue G25”).  DIG Issue G25 clarifies the FASB’s position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans.  Under the new guidance these hedge relationships are allowed the use of the first payments received technique if all other conditions of FASB Statement No. 133 are met.  The effective date of DIG Issue G25 was October 1, 2004 and was applied to all hedging relationships as of that date.  If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date.  Any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of Statement 133.  The Company had pre-existing cash flow hedging relationships in a manner inconsistent with the guidance in DIG Issue G25 which had a $32,000 loss, net of tax, in other comprehensive income as of September 30, 2004.  The Company implemented DIG Issue G25 on October 1, 2004 and de-designated its cash flow hedges, which were inconsistent with the guidance.  These cash flow hedges were then re-designated as new cash flow hedging relationships under the new guidance of DIG Issue G25.  The implementation of DIG Issue G25 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Cash Flow Hedges – The Bank entered into interest rate swaps to convert floating-rate loan assets to fixed rates.   The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest.  Under the swap agreements the Bank is to pay or receive interest quarterly.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related asset.  The net cash flows related to cash flow hedges decreased interest income on loans by $539,000 in 2005 and increased interest income on loans by $1,163,000 and $1,796,000 during 2004 and 2003, respectively.

Cash flow hedges are accounted for at fair value.   The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At December 31, 2005 and 2004, $(263,000) and $(346,000), respectively, in deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income.  All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.  The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is approximately 3 months.

Fair Value Hedges - The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate.  The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability.   The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $360,000 during 2005 and decreased interest expense by $346,000 and $513,000 during 2004 and 2003, respectively.

Fair value hedges are accounted for at fair value.   At inception, each hedging transaction is evaluated against the eight criteria applicable to fair value hedges pursuant to paragraph 68 of SFAS No. 133.  Based on our evaluation, the swaps qualify for the “shortcut method” under SFAS No. 133; therefore, no ineffectiveness is assumed.  As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs).  All changes in fair value are measured on a quarterly basis.

The Company paid broker placement fees by reducing the proceeds received from the issued CD. The fees did not affect the inception value of the interest rate swap.  Placement fees are capitalized and amortized into interest expense over the life of the CD in a manner similar to debt issuance costs.

The following table summarizes the Bank’s derivative instruments at December 31, 2005 and 2004.

	December 31,

(in thousands)	2005	2004

Cash Flow Hedges
Notional amount	$70,000	$90,000
Weighted average pay rate	7.25%	5.25%
Weighted average receive rate	5.39%	5.74%
Weighted average maturity in months	3	12
Unrealized loss related to interest rate swaps	$(395)	$(511)
Fair Value Hedges
Notional amount	$30,000	$40,000
Weighted average pay rate	4.42%	2.60%
Weighted average receive rate	2.55%	2.34%
Weighted average maturity in months	6	14
Unrealized loss related to interest rate swaps	$(341)	$(415)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments.  The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.  Given the fair value loss associated with the derivatives at December 31, 2005, the Bank had no credit exposure to counterparties.  At December 31, 2005 and 2004, in connection with our interest rate swap agreements we had pledged investment securities available for sale with a fair value of $2.5 million and $3.5 million, respectively.  At December 31, 2005 and 2004, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $196,300.

NOTE 8—FIXED ASSETS

A summary of fixed assets at December 31, 2005 and 2004 is as follows:

	December 31,

(in thousands)	2005	2004

Land	$1,545	$1,543
Buildings and leasehold improvements	8,652	6,563
Furniture, fixtures and equipment	6,870	5,574

	17,067	13,680
Less accumulated depreciation and amortization	6,791	5,636

Total fixed assets	$10,276	$8,044

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $1,272,000, $996,000, and $1,231,000 in 2005, 2004, and 2003, respectively.

The Company has facilities leased under agreements that expire in various years through 2017.  The Company’s aggregate rent expense, totaled $1,602,000, $1,504,000, and $1,417,000 in 2005, 2004, and 2003, respectively.  There was no sublease rental income in 2005, 2004, or 2003.  The future aggregate minimum rental commitments (in thousands) required under the leases are as follows:

Year	Amount

2006	$1,673
2007	$1,642
2008	$1,632
2009	$1,702
2010	$1,736
Thereafter	$3,205

Total	$11,590

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

The tables below presents an analysis of the goodwill and intangible activity for the years ended December 31, 2005 and 2004.  There was no change in goodwill during the year ended December 31, 2004.

(in thousands)	Goodwill

Balance at December 31, 2004	$1,938
Goodwill from purchase of Millennium Brokerage Group	10,104

Balance at December 31, 2005	$12,042

(in thousands)	Non-compete Intangible	Customer & Trade name Intangibles	Net Intangible

Balance at January 1, 2004	$315	$—	$315
Amortization expense	(180)	—	(180)

Balance at December 31, 2004	135	—	135
Intangibles from purchase of Millennium Brokerage Group	—	4,700	4,700
Amortization expense	(135)	(152)	(287)

Balance at December 31, 2005	$—	$4,548	$4,548

The following table reflects the expected amortization schedule for the customer and trade name intangibles (in thousands) at December 31, 2005.

Year	Amount

2006	$912
2007	912
2008	912
2009	912
2010	899

$4,548

The annual impairment evaluation of the goodwill and intangible balances has not identified any potential impairment; accordingly no goodwill or intangible impairment was recorded in 2005.

NOTE 10—MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2005:

(in thousands)	$100,000 and Over	Other	Total

Less than 1 year	$151,014	$41,408	$192,422
Greater than 1 year and less than 2 years	60,257	19,553	79,810
Greater than 2 years and less than 3 years	17,225	3,778	21,004
Greater than 3 years and less than 4 years	343	336	679
Greater than 4 years and less than 5 years	1,000	106	1,106

	$229,839	$65,182	$295,021

NOTE 11—SUBORDINATED DEBENTURES

The Corporation has four wholly owned statutory business trusts.  These trusts issued securities that were sold to third parties.  The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust securities.  The amounts and terms of each respective issuance at December 31 were as follows:

	Amount

(in thousands)	2005	2004	Maturity Date	Call date	Interest Rate

EFSC Capital Trust I	$4,124	$4,124	June 2032	June 2007	Floats @ 3MO LIBOR + 3.65%
EFSC Capital Trust II	5,155	5,155	June 2034	June 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Capital Trust III	11,341	11,341	December 2034	December 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Capital Trust IV	10,310	—	December 2035	December 2010	Fixed for 5 years @ 6.14%(1)

Total trust preferred securities	$30,930	$20,620

(1) After 5 years, floats @ 3MO LIBOR + 1.44%

The subordinated debentures, which are the sole assets of the trust, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial conditions of the Company.  The Company fully and unconditionally guarantees each trust’s securities obligations.  The trust preferred securities are included in tier 1 capital for regulatory capital purposes, subject to certain limitations.

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met.  The accrual of interest to be paid on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated financial statements.

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

As a member of the Federal Home Loan Bank, the Bank has access to Federal Home Loan Bank advances. The Federal Home Loan Bank advances at December 31, 2005 and 2004 are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans with a carrying value of $270 million and $258 million, respectively, and all stock held in the Federal Home Loan Bank of Des Moines.

The following table summarizes the type, maturity and rate of the Company’s Federal Home Loan Bank advances at December 31:

		2005		2004

(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate

Long term non-amortized fixed advance	less than 1 year	$1,525	4.51%	$3,655	4.45%
Long term non-amortized fixed advance	1 - 2 years	1,250	4.74%	1,525	4.51%
Long term non-amortized fixed advance	2 - 3 years	650	4.91%	1,250	4.74%
Long term non-amortized fixed advance	3 - 4 years	1,050	5.40%	650	4.91%
Long term non-amortized fixed advance	4 - 5 years	5,800	4.48%	1,050	5.40%
Long term non-amortized fixed advance	5 - 10 years	17,300	4.55%	1,100	5.44%
Mortgage matched fixed advance	10 - 15 years	1,009	5.69%	1,069	5.69%

Total Federal Home Loan Bank Advances		$28,584	4.62%	$10,299	4.85%

The majority of these advances were used to match certain fixed rate loans to lock in an interest rate spread.  All of the Federal Home Loan Bank advances have fixed interest rates, and $27,575,000 and $9,230,000 at December 31, 2005 and 2004, respectively, are callable by the Company anytime, subject to prepayment penalties.  The remaining borrowings are not callable by the Company.  The Bank, which has an investment in the capital stock of the Federal Home Loan Bank, maintains a line of credit with the Federal Home Loan Bank and had availability of approximately $132 million at December 31, 2005.

NOTE 13—OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,

(in thousands)	2005	2004

Securities sold under repurchase agreements	$6,650	$3,086
Federal funds purchased	—	6,334
Other	196	196

Total other borrowings	$6,847	$9,616

Average balance during the year	$6,440	$2,896
Maximum balance outstanding at any month-end	7,674	9,616
Weighted average interest rate during the year	2.13%	1.30%
Weighted average interest rate at December 31	2.52%	2.26%

At December 31, 2005 the Company had a $15 million unsecured bank line of credit that was renewed on January 13, 2006 with an outstanding balance of $1,500,000.  The line has debt covenants, accrues interest based on LIBOR plus 125 basis points and is payable quarterly.  For the year ended December 31, 2005, the average balance and maximum month-end balance of the note payable were $30,000 and $1,500,000, respectively.

The Company also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes but has not drawn on the line.  As of December 31, 2005 approximately $168 million was available under this line.  This line is secured by a pledge of certain eligible loans.

NOTE 14—MINORITY INTEREST

Minority Interest on the consolidated balance sheets represents the portion of members’ equity of Millennium Brokerage Group, LLC (40%) that is not owned by the Company.

NOTE 15—INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,

(in thousands)	2005	2004	2003

Current:
Federal	$6,572	$3,612	$4,049
State and local	774	267	234
Deferred	(1,034)	210	(258)

	$6,312	$4,089	$4,025

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2005 and 34% in 2004 and 2003 to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

	Years ended December 31,

(in thousands)	2005	2004	2003

Income tax expense at statutory rate	$6,162	$4,183	$3,723
Increase (reduction) in income tax resulting from:
Reversal of valuation allowance	—	(241)	—
Tax-exempt income	(380)	(298)	(258)
State and local income tax expense	503	176	154
Goodwill amortization	—	—	51
Non-deductible expenses	189	159	101
Other, net	(162)	110	254

Total income tax expense	$6,312	$4,089	$4,025

A net deferred income tax asset of $6,064,000 and $4,779,000 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2005 and 2004, respectively.  The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,

(in thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$4,547	$3,966
Deferred compensation	802	625
Merchant banking investments	212	209
Unrealized losses on securities available for sale	491	240
Unrealized losses on cash flow derivative instruments	132	179
Other	216	191

Total deferred tax assets	6,400	5,410

Deferred tax liabilities:
Office equipment and leasehold improvements	336	631

Total deferred tax liabilities	336	631

Net deferred tax asset	$6,064	$4,779

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized.  The Company had established a valuation allowance as of December 31, 2001.  During 2004, the Company had a $241,000 reversal of the remaining deferred tax valuation allowance related to Merchant Banking losses in 2001.  The nature and deductibility of these losses were finally determined when the Company filed its 2003 income tax returns during 2004.  Also, during 2004, the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.

NOTE 16—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2005 and 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$120,528	11.55%	$83,462	8.00%	$—	—%
Enterprise Bank & Trust	115,435	11.08	83,362	8.00	104,202	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	107,538	10.31	41,731	4.00	—	—
Enterprise Bank & Trust	102,445	9.83	41,681	4.00	62,521	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	107,538	8.75	36,883	3.00	—	—
Enterprise Bank & Trust	102,445	8.33	36,912	3.00	61,521	5.00
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	103,673	11.19	74,086	8.00	—	—
Enterprise Bank & Trust	99,545	10.76	74,036	8.00	92,545	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	92,096	9.94	37,043	4.00	—	—
Enterprise Bank & Trust	87,976	9.51	37,018	4.00	55,527	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	92,096	8.44	32,725	3.00	—	—
Enterprise Bank & Trust	87,976	8.08	32,659	3.00	54,432	5.00

NOTE 17—COMPENSATION PLANS

The Company has adopted several incentive and nonqualified stock option plans to reward and provide long-term incentive for directors and key employees of the Company.  These plans provide for the granting of stock options, stock appreciation rights, and restricted share units, as designated by the Company’s Board of Directors.  Options have a maximum duration of ten years from the date of grant.  Options typically have a vesting schedule of between three to five years.  At December 31, 2005, 261,093 shares were available for grant under the various stock option plans.  As of December 31, 2005, there were no Stock Appreciation Rights granted.  See “Restricted Stock Units” below for information on restricted stock unit grants.

In addition, the Company adopted a Stock Appreciation Rights Plan for directors of the Company and its subsidiaries.  See “Stock Appreciation Rights” below for more information.   The Company also has a stock plan in conjunction with a solicitation and referral agreement with Moneta Group, Inc., a nationally recognized firm in the financial planning industry.  See “Moneta Plan” below for more information.

Stock Option Activity
Following is a summary of the various stock option plan transactions:

	2005		2004		2003

	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price

Outstanding at beginning of year	1,299,321	$11.07	1,510,403	$10.75	1,284,643	$9.90
Granted	10,462	20.41	30,500	13.70	415,962	13.28
Exercised	398,005	9.07	159,875	7.77	120,688	9.24
Forfeited	10,250	13.37	81,707	12.54	69,514	12.93

Outstanding at end of year	901,528	$12.03	1,299,321	$11.07	1,510,403	$10.75

Exercisable at end of year	891,066	$11.93	1,299,321	$11.07	650,428	$8.80

Following is a summary of the stock option grants outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Exercise Price Range	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price

$ 5.33 - $ 9.92	126,055	$8.12	4.76	126,055	$8.12
$ 10.00 - $ 10.67	179,850	10.12	6.62	179,850	10.12
$ 11.50 - $ 12.50	150,600	11.82	5.62	150,600	11.82
$ 13.05 - $ 13.90	327,811	13.35	7.50	327,811	13.35
$ 14.00 - $ 16.00	95,750	15.01	4.70	95,750	15.01
$ 18.00 - $ 21.97	21,462	19.17	6.81	11,000	18.00

	901,528	$12.03	6.32	891,066	$11.93

The Company has elected to continue to account for its stock options using the intrinsic-value method.  Accordingly, no compensation cost has been recognized for its stock option plans.  The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2005	2004	2003

Risk-free interest rate	4.49%	4.15%	3.94%
Expected dividend rate	0.60%	0.60%	0.60%
Expected volatility	43.70%	44.99%	52.57%
Expected life (years)	10	10	10
Weighted-average grant-date fair value of options	$11.62	$7.80	$8.37

For federal tax purposes, the Company receives a tax deduction upon the exercise of non-qualified stock options for the difference between the exercise price and the fair value of the stock.  The Company recognized a tax benefit of $831,000, $11,000 and $0 in 2005, 2004 and 2003, respectively, related to the exercise of non-qualified stock options as a component of paid-in capital.

Restricted Stock Units
In 2005, the Company awarded 120,300 restricted stock units to employees.  In addition, the Company awarded 6,027 restricted stock units to directors of the Company in lieu of cash compensation.  Below is a summary of the awards:

Grant Date	Shares granted	Price

January 2005	113,636	$18.75
April 2005	2,000	19.00
May 2005	213	18.78
August 2005	1,178	23.10-24.63
October 2005	500	21.22
November 2005	8,800	22.02

Restricted share units (“RSU’s”) do not carry voting or dividend rights.  Sales of the units are restricted prior to vesting.  Most RSU’s granted are subject to continued employment and vest over five years.  RSU’s granted to the directors vested in one year on December 31, 2005.   One associate was also granted RSU’s that vested in one year on December 31, 2005.  RSU’s issued under the plan are recorded at their fair market value on the date of grant with a corresponding charge to deferred compensation.  The deferred compensation, a component of shareholders’ equity, is being amortized as compensation expense on a straight-line basis over the vesting period.  Included in employee compensation and benefits in the consolidated statements of income is compensation expense for restricted shares of $483,000 for 2005.  Other expenses in the Consolidated Statements of Income includes $117,000 for the restricted shares granted to the directors of the Company.  During 2005, 1,500 restricted shares were forfeited due to departures of associates prior to the completion of the vesting period.

Stock Appreciation Rights
On April 1, 1999, the Company adopted a Stock Appreciation Rights (“SAR”) Plan.  This Plan replaced the previous form of cash compensation for directors of the Company and its subsidiaries and awards vest based upon attendance and unit performance.  Under the plan, the Company has the option to pay vested SARs either in the form of cash or Company common stock.  There were 7,800, 7,800 and 64,000 SARS outstanding at December 31, 2005, 2004 and 2003, respectively.  For the year ended December 31, 2003, the Company recognized $89,000 of expense to record the market value of the SARS.  The Company recognized a reduction to expense of $6,000 to record the market value of the SARs for the year ended December 31, 2004.  For the year ended December 31, 2005, the Company recognized $41,000 of expense to record the market value of the SARS.

Moneta Plan
In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. (“Moneta”), a nationally recognized firm in the financial planning industry.  The Company renegotiated the original agreement on December 24, 2003.  Moneta had received options for banking business referrals and still receives a portion of the gross margin earned by Trust in the form of cash.  The Company recognizes the fair value of the options over the vesting period as expense. The Company recognized $34,000, $88,000, and $289,000 in Moneta option-related expenses during 2005, 2004 and 2003, respectively. The fair value of each option grant to Moneta was estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted 10,882 options that vested immediately to Moneta on December 24, 2003 upon the closing of the new agreement.  The options were granted at $13.65 price per share, a fair value of $8.02, assuming a risk-free interest rate of 4.24%, a dividend yield of 0.60%, expected life of 10 years and volatility of 47.87%.  The Company recognized $87,274 in expense for the fair value of the options granted on December 24, 2003.  The Company granted 11,769 options on January 1, 2002 at $11.50 price per share, a fair value of $7.34, assuming a risk free interest rate of 5.20%, a dividend yield of 0.60%, vesting period for 5 years, expected life of 8 years and volatility of 59.47%.  The Company granted 11,081 options on January 1, 2001 at $10.33 price per share, a fair value of $7.77 per share, assuming a risk free interest rate of 5.20%, a dividend yield of 0.67%, vesting period for 5 years, expected life of 8 years and volatility of 39.79%.   The weighted average fair value of the options granted to Moneta was $5.51.  In 2005, 2,073 Moneta options were exercised with a weighted average price of $14.18.  There were no Moneta options forfeited in 2005 and 4,363 Moneta options were forfeited in 2004.

401(k) plans
Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees of the Bank over the age of 21.  In addition, substantially all employees of Millennium can elect to participate in a safe-harbor 401(k) plan.  The amount charged to expense for the Company’s contributions, including Millennium, to the plans was $843,000, $476,000, and $428,000 for 2005, 2004, and 2003, respectively.

NOTE 18—LITIGATION AND OTHER CLAIMS

Except as noted below, various legal claims have arisen during the normal course of business which, in the opinion of management, after discussion with legal counsel, will not result in any material liability.

In accordance with SFAS No. 5, Accounting for Contingencies, during 2003 the Company recognized $725,000 in expense related to a settlement of a dispute with another financial institution pursuant to an agreement signed in February of 2003.  An additional $575,000 was paid on this settlement in 2004.

NOTE 19—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.  At December 31, 2005, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2005 and 2004 is as follows:

	December 31,

(in thousands)	2005	2004

Commitments to extend credit	$346,205	$296,561
Standby letters of credit	28,013	20,263

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee.  Of the total commitments to extend credit at December 31, 2005 and 2004, approximately $10.5 million and $6.4 million, respectively, represents fixed rate loan commitments.  Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2005.

SFAS 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2005 and 2004:

	2005		2004

(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Balance sheet assets
Cash and due from banks	$54,118	$54,118	$28,324	$28,324
Federal Funds Sold	64,709	64,709	—	—
Interest-bearing deposits	84	84	156	156
Investments in debt and equity securities	135,559	135,559	121,638	121,639
Loans held for sale	2,761	2,761	2,376	2,376
Derivative financial instruments	(736)	(736)	(927)	(927)
Loans, net	989,389	988,645	886,840	886,250
Accrued interest receivable	5,598	5,598	4,238	4,238
Balance sheet liabilities
Deposits	1,116,244	1,116,593	939,628	939,930
Subordinated debentures	30,930	31,061	20,620	20,620
Other borrowed funds	36,931	37,195	20,165	21,694
Accrued interest payable	2,704	2,704	1,665	1,665

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash, Fed Funds Sold, and Other Short-term Instruments
For cash and due from banks, federal funds purchased, interest-bearing deposits, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

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

Other Borrowed Funds
Other borrowed funds include Federal Home Loan Bank advances, customer repurchase agreements federal funds purchased, and notes payable.  The fair value of Federal Home Loan Bank advances is based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on borrowed money with similar remaining maturities. The fair value of federal funds purchased, customer repurchase agreements and notes payable are assumed to be equal to their carrying amount since they have an adjustable interest rate.

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

NOTE 20—SEGMENT REPORTING

Management segregates the Company into three distinct businesses for evaluation purposes.  The three segments are Banking, Wealth Management, and Corporate and Intercompany.  The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The majority of the Company’s assets and income result from the Banking segment.  The Bank is a full-service commercial bank with four St. Louis locations and two locations in the Kansas City region.

The Wealth Management segment includes the Trust division of the Bank along with Millennium.  The Trust division of the Bank provides estate planning, investment management, and retirement planning as well as, consulting on management compensation, strategic planning and management succession issues.  Millennium operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.

The Corporate and Intercompany segment includes the holding company and subordinated debentures.  The Company incurs general corporate expenses and owns Enterprise Bank & Trust and a controlling ownership of Millennium.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.

Following are the financial results for the Company’s operating segments.

	Years ended December 31, 2005

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$45,804	$73	$(1,310)	$44,567
Provision for loan losses	1,490	—	—	1,490
Noninterest income	2,374	6,522	68	8,964
Noninterest expense	25,242	5,644	3,548	34,434

Income (loss) before income tax expense	21,446	951	(4,790)	17,607
Income tax expense (benefit)	7,708	342	(1,738)	6,312

Net income (loss)	$13,738	$609	$(3,052)	$11,295

Loans, less unearned loan fees	$1,002,379	$—	$—	$1,002,379
Goodwill	1,938	10,104	—	12,042
Deposits	1,117,110	—	(866)	1,116,244
Borrowings	35,431	—	32,430	67,861
Total assets	1,269,212	16,253	1,502	1,286,968

	2004

	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$38,011	$80	$(1,366)	$36,725
Provision for loan losses	2,212	—	—	2,212
Noninterest income	2,812	4,264	46	7,122
Noninterest expense	22,061	3,684	3,586	29,331

Income (loss) before income tax expense	16,550	660	(4,906)	12,304
Income tax expense (benefit)	5,862	260	(2,033)	4,089

Net income (loss)	$10,688	$400	$(2,873)	$8,215

Loans, less unearned loan fees	$898,505	$—	$—	$898,505
Goodwill	1,938	—	—	1,938
Deposits	939,784	—	(156)	939,628
Borrowings	19,914	—	20,870	40,784
Total assets	1,058,539	414	997	1,059,950

	2003

	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$33,837	$95	$(1,231)	$32,701
Provision for loan losses	3,627	—	—	3,627
Noninterest income	6,483	3,622	(14)	10,091
Noninterest expense	21,864	3,757	2,594	28,215

Income (loss) before income tax expense	14,829	(40)	(3,839)	10,950
Income tax expense (benefit)	5,455	(15)	(1,416)	4,025

Net income (loss)	$9,374	$(25)	$(2,423)	$6,925

Loans, less unearned loan fees	$783,878	$—	$—	$783,878
Goodwill	1,938	—	—	1,938
Deposits	797,722	—	(1,322)	796,400
Borrowings	24,147	—	15,464	39,611
Total assets	905,007	428	2,292	907,726

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,

(in thousands)	2005	2004

Assets
Cash	$866	143
Investment in Enterprise Bank & Trust	103,322	89,355
Investment in Millennium Holding Company	15,462	—
Other assets	6,022	4,433

Total assets	$125,672	$93,931

Liabilities and Shareholders’ Equity
Subordinated debentures	$30,930	20,620
Accounts payable and other liabilities	2,137	585
Shareholders’ equity	92,605	72,726

Total liabilities and shareholders’ equity	$125,672	$93,931

Condensed Statements of Income

	Years ended December 31

(in thousands)	2005	2004	2003

Income:
Dividends from subsidiaries	$—	$—	$2,000
Other	107	88	25

Total income	107	88	2,025

Expenses:
Interest expense-subordinated debentures	1,348	1,405	1,270
Interest expense-notes payable	1	2	—
Other expenses	3,548	3,586	2,594

Total expenses	4,897	4,993	3,864

Net loss before taxes and equity in undistributed earnings of subsidiaries	(4,790)	(4,905)	(1,839)
Income tax benefit	1,738	2,033	1,415

Net loss before equity in undistributed earnings of subsidiaries	(3,052)	(2,872)	(424)

Equity in undistributed earnings of subsidiaries	14,347	11,087	7,349

Net income	$11,295	$8,215	$6,925

Condensed Statements of Cash Flow

	Years Ended December 31,

(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$11,295	$8,215	$6,925
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in settlement accrual of disputed note	—	(575)	(725)
Noncash compensation expense attributed to stock option grants	649	234	289
Net income of subsidiaries	(14,347)	(11,087)	(9,349)
Dividends from subsidiaries	—	—	2,000
Tax benefit for nonqualified stock options	831	11	—
Other, net	(2,601)	(640)	1,007

Net cash (used in) provided by operating activities	(4,173)	(3,842)	147
Cash flows from investing activities:
Cash paid in acquisition, net of cash acquired	(8,882)	—	—
Capital contributions to subsidiaries	—	(3,000)	—

Net cash used in investing activities	(8,882)	(3,000)	—
Cash flows from financing activities:
Proceeds from notes payable	1,500	350	100
Paydowns of notes payable	(250)	(100)	(100)
Proceeds from issuance of subordinated debentures	10,310	16,496	—
Paydown of subordinated debentures	—	(11,340)	—
Cash dividends paid	(1,420)	(971)	(767)
Proceeds from the exercise of common stock options	3,638	1,241	1,115

Net cash provided by financing activities	13,778	5,676	348

Net increase (decrease) in cash and cash equivalents	723	(1,166)	495
Cash and cash equivalents, beginning of year	143	1,309	814

Cash and cash equivalents, end of year	$866	$143	$1,309

Noncash transactions:
Stock issued for acquisition of business	5,249	—	—

NOTE 22—QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2005 and 2004.

	2005

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$19,611	$17,611	$16,232	$14,654
Interest expense	7,728	6,452	5,230	4,131

Net interest income	11,883	11,159	11,002	10,523
Provision for loan losses	70	408	226	786

Net interest income after provision for loan losses	11,813	10,751	10,776	9,737
Noninterest income	2,627	2,277	2,225	1,835
Noninterest expense	9,909	8,525	8,171	7,716

Minority interest in net income of consolidated subsidiary	(113)	—	—	—
Income before income tax expense	4,418	4,503	4,830	3,856
Income tax expense	1,589	1,625	1,689	1,409

Net income	$2,829	$2,878	$3,141	$2,447

Earnings per common share
Basic	$0.27	$0.29	$0.31	$0.25
Diluted	0.26	0.27	0.29	0.23

	2004

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$13,698	$12,550	$11,701	$10,944
Interest expense	3,681	3,156	2,778	2,554

Net interest income	10,017	9,394	8,923	8,390
Provision for loan losses	775	100	740	597

Net interest income after provision for loan losses	9,242	9,294	8,183	7,793
Noninterest income	1,948	1,877	1,818	1,479
Noninterest expense	8,277	7,056	7,128	6,870

Income before income tax expense	2,913	4,115	2,873	2,402
Income tax expense	1,066	1,261	886	875

Net income	$1,847	$2,854	$1,987	$1,527

Earnings per common share
Basic	$0.19	$0.29	$0.21	$0.16
Diluted	0.18	0.28	0.20	0.15

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri, on the 7th of March, 2006.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Kevin C. Eichner	/s/ Frank H. Sanfilippo

Kevin C. Eichner	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 7th of March, 2006.

Signatures	Title

/s/ Peter F. Benoist*

Peter F. Benoist	Chairman of the Board of Directors

/s/ James J. Murphy*

James Murphy	Lead Director

/s/ Kevin C. Eichner*

Kevin C. Eichner	Chief Executive Officer and Director

/s/ Paul R. Cahn*

Paul R. Cahn	Director

/s/ William H. Downey*

William H. Downey	Director

/s/ Lewis A. Levey*

Lewis A. Levey	Director

/s/ Robert E. Guest, Jr.*

Robert E. Guest, Jr.	Director

/s/ Richard S. Masinton*

Richard S. Masinton	Director

/s/ Paul J. McKee, Jr.*

Paul J. McKee, Jr.	Director

/s/ Birch M. Mullins*

Birch M. Mullins	Director

/s/ Robert E. Saur*

Robert E. Saur	Director

/s/ Sandra Van Trease*

Sandra Van Trease	Director

/s/ Henry D. Warshaw*

Henry D. Warshaw	Director

*Signed by Power of Attorney.

EXHIBIT INDEX

Exhibit No.	Exhibit

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

4.9.1

Indenture dated December 13, 2004 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due December 15, 2034, (incorporated by reference to exhibit 4.9.1 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.9.2

Floating Rate Junior Subordinated Deferrable Interest Debenture due December 15, 2034, (incorporated by reference to exhibit 4.9.2 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.9.3

Amended and Restated Declaration of Trust of EFSC Capital Trust III dated December 13, 2004, (incorporated by reference to exhibit 4.9.3 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.9.4

Guarantee Agreement between Registrant and Wilmington Trust Company dated December 13, 2004, (incorporated by reference to exhibit 4.9.4 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.10.1(1)	Indenture dated October 11, 2005 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due October 11, 2035.

4.10.2(1)	Floating Rate Junior Subordinated Deferrable Interest Debenture due October 11, 2035

4.10.3(1)	Amended and Restated Declaration of Trust of EFSC Capital Trust IV dated October 11, 2005.

4.10.4(1)	Guarantee Agreement between Registrant and Wilmington Trust Company dated October 11, 2005.

4.11	Enterprise Financial Services Corp 2002 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement dated April 4, 2003).

4.12

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

10.2

Form of Key Executive Employment Agreement dated October 15, 2002 between Enterprise Financial Services Corp and James C. Wagner and Jack L. Sutherland filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2002.

10.3

Key Executive Employment Agreement dated September 8, 2004 between Enterprise Financial Services Corp and Stephen P. Marsh filed on Exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended September 20, 2004.

10.4

Key Executive Employment Agreement dated December 1, 2004 between Enterprise Financial Services Corp and Frank H. Sanfilippo.  Filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 1, 2004.

10.5

Key Executive Employment Agreement dated November 14, 2005, between Enterprise Financial Services Corp and Kevin C. Eichner Filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 14, 2005.

10.6

Key Executive Employment Agreement dated January 5, 2006, between Enterprise Financial Services Corp and Peter F. Benoist filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 5, 2006.

10.7

Purchase Agreement dated as of October 13, 2005, by and among Enterprise Financial Services Corp., Millennium Holding Company, Inc., Millennium Brokerage Group, LLC, Millennium Holdings, LLC and the sellers filed on Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated October 13, 2005.

10.8

Second Amendment and Restated Operating Agreement of Millennium Brokerage Group, LLC, dated October 21, 2005, by and between Millennium Holding Company, Inc. and Millennium Holdings, LLC filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2005.

10.9

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