Form 10-Q
period 2006-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2006-05-10
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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
Yes   ☐   No   ☒

As of May 5, 2006, the Registrant had outstanding 10,482,288 of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART I – ITEM 1 – FINANCIAL STATEMENTS

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	(Unaudited) At March 31, 2006	(Audited) At December 31, 2005

Assets
Cash and due from banks	$42,597	$54,118
Federal funds sold	6,027	64,709
Interest-bearing deposits	104	84

Total cash and cash equivalents	48,728	118,911

Investments in debt and equity securities available for sale, at estimated fair value	110,333	135,559
Loans held for sale	2,447	2,761
Portfolio loans	1,066,084	1,002,379
Less: Allowance for loan losses	13,964	12,990

Portfolio loans, net	1,052,120	989,389

Fixed assets, net	13,624	10,276
Accrued interest receivable	5,913	5,598
Goodwill	12,004	12,042
Intangibles, net	4,320	4,548
Prepaid expenses and other assets	8,595	7,884

Total assets	$1,258,084	$1,286,968

Liabilities and Shareholders’ Equity
Deposits:
Demand	$192,997	$229,325
Interest-bearing transaction accounts	108,699	108,712
Money market accounts	467,831	479,507
Savings	4,416	3,679
Certificates of deposit:
$100 and over	205,072	229,839
Other	62,615	65,182

Total deposits	1,041,630	1,116,244
Subordinated debentures	30,930	30,930
Federal Home Loan Bank advances	75,068	28,584
Other borrowings	7,221	6,847
Notes payable	—	1,500
Accrued interest payable	2,339	2,704
Accounts payable and accrued expenses	5,089	7,221

Total liabilities	1,162,277	1,194,030

Minority interest in equity of consolidated subsidiary	301	333

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 10,465,529 shares at March 31, 2006 and 10,458,852 shares at December 31, 2005	105	105
Additional paid in capital	51,951	53,218
Unearned compensation	—	(1,531)
Retained earnings	44,477	41,950
Accumulated other comprehensive loss	(1,027)	(1,137)

Total shareholders’ equity	95,506	92,605

Total liabilities and shareholders’ equity	$1,258,084	$1,286,968

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three months ended March 31,

(In thousands, except per share data)	2006	2005

Interest income:
Interest and fees on loans	$18,016	$13,887
Interest on debt and equity securities:
Taxable	1,024	716
Nontaxable	9	10
Interest on federal funds sold	335	11
Interest on interest-bearing deposits	6	—
Dividends on equity securities	39	30

Total interest income	19,429	14,654

Interest expense:
Interest-bearing transaction accounts	455	151
Money market accounts	3,965	1,779
Savings	9	5
Certificates of deposit:
$100 and over	2,165	1,255
Other	606	274
Subordinated debentures	522	260
Federal Home Loan Bank advances	389	377
Notes payable and other borrowings	61	30

Total interest expense	8,172	4,131

Net interest income	11,257	10,523
Provision for loan losses	800	786
Net interest income after provision for loan losses	10,457	9,737

Noninterest income:
Wealth Management revenue	3,319	1,212
Service charges on deposit accounts	501	483
Other service charges and fee income	126	109
Gain on sale of mortgage loans	23	22
Miscellaneous income	8	10

Total noninterest income	3,977	1,836

Noninterest expense:
Employee compensation and benefits	5,801	5,198
Occupancy	611	530
Furniture and equipment	250	172
Data processing	309	224
Other	2,323	1,593

Total noninterest expense	9,294	7,717

Minority interest in net income of consolidated subsidiary	(453)	—

Income before income tax expense	4,687	3,856
Income tax expense	1,689	1,409

Net income	$2,998	$2,447

Per share amounts:
Basic earnings per share	$0.29	$0.25
Basic weighted average common shares outstanding	10,465	9,922
Diluted earnings per share	$0.28	$0.23
Diluted weighted average common shares outstanding	10,856	10,521

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months ended March 31, 2006 (unaudited)

						Accumulated other comprehensive income (loss)
							Total shareholders’ equity
	Common Stock		Additional Paid in Capital	Unearned Compensation	Retained earnings

(in thousands, except shares)	Shares	Amount

Balance December 31, 2005	10,458,852	$105	$53,218	$(1,531)	$41,950	$(1,137)	$92,605

Net income					2,998		2,998
Unrealized loss on securities, net of tax						(203)	(203)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	313	313

Total comprehensive income							3,108

Dividends declared ($0.045 per share)	—	—	—		(471)	—	(471)
Stock options exercised, including related tax benefit	8,750	—	141	—	—	—	141
Restricted stock unit activity	(2,073)	—	—	—	—	—	—
Noncash compensation attributed to stock option grants	—	—	10	—	—	—	10
Noncash compensation attributed to restricted share units	—	—	113		—	—	113
Reclassification of unearned compensation to additional paid in capital	—	—	(1,531)	1,531	—	—	—

Balance March 31, 2006	10,465,529	$105	$53,482	$(1,531)	$44,477	$(1,027)	$95,506

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,

(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$2,998	$2,447
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	361	258
Provision for loan losses	800	786
Net (accretion) amortization of debt and equity securities	(15)	129
Amortization of intangible assets	228	45
Mortgage loans originated	(11,713)	(12,765)
Proceeds from mortgage loans sold	12,049	10,983
Gain on sale of mortgage loans	(23)	(22)
Tax benefit for nonqualified stock options	—	249
Noncash compensation for stock option grants & restricted share units	123	191
Changes in:
Accrued interest receivable	(315)	(440)
Accrued interest and other liabilities	(2,707)	(2,138)
Other, net	(67)	674

Net cash provided by operating activities	1,719	397

Cash flows from investing activities:
Net increase in loans	(63,705)	(74,300)
Purchases of available for sale debt and equity securities	(35,978)	(3,637)
Proceeds from sales of available for sale debt securities	—	9,995
Proceeds from redemption of equity securities	—	106
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	60,901	21,437
Recoveries of loans previously charged off	174	191
Purchases of fixed assets	(3,709)	(626)

Net cash used in investing activities	(42,317)	(46,834)

Cash flows from financing activities:
Net decrease in non-interest bearing deposit accounts	(36,328)	(6,616)
Net (decrease) increase in interest bearing deposit accounts	(38,286)	3,780
Proceeds from Federal Home Loan Bank advances	93,533	146,300
Repayments of Federal Home Loan Bank advances	(47,048)	(87,720)
Decrease in federal funds purchased	—	(6,333)
Increase (decrease) in customer repurchase agreements	374	(979)
Paydowns on notes payable	(1,500)	(250)
Cash dividends paid on common stock	(471)	(350)
Tax benefit for nonqualified stock options	37	—
Proceeds from the exercise of common stock options	104	2,351

Net cash (used in) provided by financing activities	(29,585)	50,183

Net (decrease) increase in cash and cash equivalents	(70,183)	3,746
Cash and cash equivalents, beginning of year	118,911	28,480

Cash and cash equivalents, end of period	$48,728	$32,226

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,537	$4,429
Income taxes	304	161

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation

Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”.)  In addition, as of October 21, 2005, the Company owns 60% of Millennium Brokerage Group, LLC (“Millennum”) through its wholly-owned subsidiary, Millennium Holding Company, Inc.  Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.

The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards

On July 14, 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft for Accounting for Uncertain Tax Positions, an Interpretation of FAS No. 109, Accounting for Income Taxes.  The proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FAS 109.  An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in FASB Statement No. 5, Accounting for Contingencies, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This proposed Interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.  The FASB comment period ended on September 12, 2005.   The Company is waiting on the final decision related to this Interpretation by FASB and is presently unable to determine its overall impact on the Company’s consolidated financial statements or results of operations.

NOTE 2—EARNINGS PER SHARE

The following table shows the components of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,

(in thousands, except per share data)	2006	2005

Basic
Net income, as reported	$2,998	$2,447

Weighted average common shares outstanding	10,465	9,922

Basic earnings per share	$0.29	$0.25

Diluted
Net income	$2,998	$2,447
Expense related to dilutive stock options and appreciation rights, net of tax	—	6

	$2,998	$2,453

Weighted average common shares outstanding	10,465	9,922
Effect of dilutive stock options and restricted stock units	391	599

Diluted weighted average common shares outstanding	10,856	10,521

Diluted earnings per share	$0.28	$0.23

As of March 31, 2006 and 2005, 0 and 3,019 options, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 3—SHARE-BASED COMPENSATION

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Prior to fiscal 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the three months ended March 31, 2006 and 2005, the Company recognized a tax benefit of $37,000 and $249,000, respectively, related to the exercise of non-qualified stock options as a component of paid-in capital.

For the three months ended March 31, 2005, the following table includes the disclosures required by Statement 123R and illustrates the pro forma impact on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for that period.  The impact of adopting SFAS 123R increased the compensation expense in the first quarter of 2006 by $13,000, before income taxes, and had less than $0.01 impact on basic and diluted earnings per share.

Three months ended March 31,

(In thousands, except per share data)	2005

Net income, as reported	$2,447
Add total stock-based employee compensation expense included in reported net income, net of tax	117
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(118)

Pro forma net income	$2,446

Earnings per share:
Basic:
As reported	$0.25
Pro forma	0.25
Diluted:
As reported	$0.23
Pro forma	0.23

A summary of our stock options and restricted share units follows:

Stock Options

	Number Of Shares	Average Exercise Price	Weighted Average Contractual Term	Remaining Intrinsic Value

			(in years)	(in thousands)
Outstanding at December 31, 2005	901,528	$12.03	—
Granted	3,850	22.73	—
Exercised	(8,750)	11.92	—
Forfeited	—	—	—
Outstanding at March 31, 2006	896,628	$12.08	6	$13,730

Exercisable at March 31, 2006	882,916	$11.93	6	$13,650

The Company awarded 3,850 and 3,000 options, respectively during the three months ended March 31, 2006 and 2005. The fair value of stock options granted in the quarters ended March 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three months ended March 31,

	2006	2005

Risk-free interest rate	4.36%	4.29%
Expected dividend rate	0.60%	0.60%
Expected volatility	50.45%	36.67%
Expected life (years)	10	10
Weighted-average grant-date fair value of options	$13.94	$9.40

Restricted Stock Units

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2005	95,613	$19.04
Granted	2,050	25.20
Vested	—	—
Forfeited	(2,073)	18.75

Unvested at March 31, 2006	95,590	$19.18

Compensation expense related to restricted share units (“RSUs”) was $113,000 in the first quarter of 2006.  As of March 31, 2006, the total unrecognized compensation expense related to non-vested stock awards, including restricted stock units, was $1,581,000 and the related weighted average period over which it is expected to be recognized is approximately 3.5 years.

NOTE 4—ACQUISITIONS

On March 22, 2006, the Company entered into an agreement to acquire Kansas City-based NorthStar Bancshares, Inc. (“NorthStar”) for $36 million in EFSC stock and cash with the precise mix to be determined at closing.   NorthStar has nearly $200 million in banking assets and is headquartered in North Kansas City, Missouri. The transaction is expected to have minimal impact on 2006 earnings per share and be slightly accretive to earnings per share in 2007.  Please refer to the Form 8-K filed by the Company on March 23, 2006 for more information.  The transaction is expected to close in third quarter subject to approval by NorthStar’s shareholders and customary regulatory agencies.

NOTE 5—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Bank utilizes interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Bank to interest rate risk.

The Bank accounts for its derivatives under SFAS No. 149, An Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

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

Cash Flow Hedges – The Bank entered into interest rate swaps to convert floating-rate loan assets to fixed rates.   The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest.  Under the swap agreements the Bank is to pay or receive interest quarterly.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related asset.  The net cash flows related to cash flow hedges decreased interest income on loans by $338,000 in the first quarter 2006 and increased interest income on loans by $20,000 for the same period in 2005.  In addition, a $30 million swap under which the Bank received a fixed rate of 5.3425% matured in March 2006.

Cash flow hedges are accounted for at fair value.  The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At March

31, 2006 and December 31, 2005, $50,000 and $(263,000), respectively, in deferred gains/(losses), net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income.  All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.  The maximum term over which the Bank is hedging its exposure to the variability of future cash flows is approximately 1 month.

Fair Value Hedges - The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate.  The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability.   The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $157,000 and $56,000 during the first quarter of 2006 and 2005, respectively.

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

The following table summarizes the Bank’s derivative instruments at the periods indicated below.

(in thousands)	March 31, 2006	December 31, 2005

Cash Flow Hedges
Notional amount	$40,000	$70,000
Weighted average pay rate	7.75%	7.25%
Weighted average receive rate	5.42%	5.39%
Weighted average maturity in months	1	3
Unrealized gain (loss) related to interest rate swaps	$94	$(395)
Fair Value Hedges
Notional amount	$20,000	$30,000
Weighted average pay rate	4.89%	4.42%
Weighted average receive rate	2.68%	2.55%
Weighted average maturity in months	6	6
Unrealized loss related to interest rate swaps	$(227)	$(341)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments.  The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.    At March 31, 2006 and December 31, 2005, in connection with our interest rate swap agreements we had pledged investment securities available for sale with a fair value of $5 million.  At March 31, 2006 and December 31, 2005, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $196,300.

NOTE 6—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

(in thousands)	March 31, 2006	December 31, 2005

Commitments to extend credit	$355,011	$346,205
Standby letters of credit	29,826	28,013

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee.  Of the total commitments to extend credit at March 31, 2006 and December 31, 2005, approximately $10.7 million and $10.5 million, respectively, represents fixed rate loan commitments.  Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining term of standby letters of credit range from 1 month to 5 years at March 31, 2006.

NOTE 7—SEGMENT REPORTING

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

The Corporate and Intercompany segment includes the holding company and subordinated debentures.  The Company incurs general corporate expenses and owns the Bank and a 60% controlling ownership of Millennium.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.

Following are the financial results for the Company’s operating segments.

Balance Sheet Information

	At March 31, 2006

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Portfolio loans	$1,066,084	$—	$—	$1,066,084
Goodwill	1,938	10,066	—	12,004
Deposits	1,043,570	—	(1,940)	1,041,630
Borrowings	82,289	—	30,930	113,219
Total assets	1,239,473	16,683	1,928	1,258,084

	At December 31, 2005

Portfolio loans	$1,002,379	$—	$—	$1,002,379
Goodwill	1,938	10,104	—	12,042
Deposits	1,117,110	—	(866)	1,116,244
Borrowings	35,431	—	32,430	67,861
Total assets	1,269,212	16,253	1,503	1,286,968

Income Statement Information

	Three months ended March 31, 2006

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$11,753	$22	$(518)	$11,257
Provision for loan losses	800	—	—	800
Noninterest income	644	3,319	14	3,977
Noninterest expense	6,135	2,309	850	9,294
Minority interest	—	(453)	—	(453)

Income (loss) before income tax expense	5,462	579	(1,354)	4,687
Income tax expense (benefit)	1,968	208	(487)	1,689

Net income (loss)	$3,494	$371	$(867)	$2,998

	Three months ended March 31, 2005

Net interest income	$10,758	$19	$(254)	$10,523
Provision for loan losses	786	—	—	786
Noninterest income	605	1,212	19	1,836
Noninterest expense	5,820	1,110	787	7,717
Minority interest	—	—	—	—

Income (loss) before income tax expense	4,757	121	(1,022)	3,856
Income tax expense (benefit)	1,738	44	(373)	1,409

Net income (loss)	$3,019	$77	$(649)	$2,447

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”: and similar words, although some forward-looking statements are expressed differently.  You should be aware that Enterprise Financial Services Corp’s  actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, including changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel and technological developments; all of which could cause Enterprise Financial Services Corp’s actual results to differ from those set forth in the forward-looking statements.

Other factors that could cause results to differ from expected results include the acquisition  of Millennium and the integration of our proposed acquisition of NorthStar, both of which could result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

In addition to the foregoing, readers should refer to the risk factors discussed in our Annual Report of Form 10-K for the year ended December 31, 2005.  Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements.  The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.enterprisebank.com.

Introduction

The following discussion describes significant changes in the financial condition of the Company that have occurred during the first three months of 2006 compared to December 31, 2005.  In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.  This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report of Form 10-K for the year ended December 31, 2005.

Management believes there have been no material changes to our critical accounting policies.

Results of Operations

Net income for the three months ended March 31, 2006 was $3.0 million, an increase of 22% compared to $2.4 million for the same period of 2005.  Fully diluted earnings per share for the three months ended March 31, 2006 and 2005 were $0.28 and $0.23, respectively.

On March 23, the Company announced an agreement to acquire NorthStar Bancshares, Inc, a Kansas City-based commercial bank.  Please refer to the Form 8-K filed by the Company on March 23, 2006 for more information and to Note 4 – Acquisitions included in this filing.

Financial Condition

Portfolio loans grew by $64 million – a 25% annualized growth rate from December 31, 2005 and were up $93 million or 10% from March 31, 2005.  Deposits declined $75 million or 7% during the first quarter of 2006.  The growth in loans and decline in deposits was primarily funded by excess liquidity in the form of Federal funds (“Fed funds”) sold and short-term Federal Home Loan Bank (“FHLB”) advances.  Fed funds sold were $65 million at December 31, 2005 compared to $6.0 million at March 31, 2006.   In addition, at December 31, 2005, the investment portfolio contained $40 million of short-term discount notes that matured in first quarter 2006 and were not replaced.  Total assets were $1.3 billion at March 31, 2006 and December 31, 2005.

The growth in loans in the first quarter was strong in both of our primary markets and is in part a result of the addition of experienced relationship managers in both St. Louis and Kansas City.  The Bank continues to experience strong loan and deposit pricing competition in both markets.  We continue to monitor competitive trends and intend to remain disciplined in our pricing practices in order to maintain margins.

Historically, deposits decline in the first quarter due to seasonal cash demands of our deposit client base.  In addition, $10 million of the decline was related to a Brokered CD that matured during the quarter and was not replaced.  FHLB advances were $75 million at March 31, 2006, a $46 million increase over December 31, 2005.  The new advances are short-term and have less than three-month terms.  They are considered an attractive alternative to higher-priced certificates of deposit.

Net Interest Income

Net interest income is the primary source of the Company’s revenue.  Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund interest-earning and other assets.  The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities.  Additionally, net interest income is impacted by the sensitivity of the balance sheet to changes in interest rates, which factors in characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Net interest spread and net interest rate margin are utilized to measure and explain changes in net interest income.  Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets.  The net interest rate margin is expressed as the percentage of net interest income to average interest-earning assets.  The net interest rate margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and shareholders’ equity, also support interest-earning assets.

Changes in the fed funds rate have a direct correlation with changes in the prime rate, the underlying index for most of the variable rate loans issued by the Bank.  Throughout 2005 and first quarter 2006, slightly less than two-thirds of the loan portfolio floated with the prime rate.  Historically the Company has been asset-sensitive, which means assets generally re-price faster than liabilities.  Therefore, the 15 consecutive fed funds rate increases since late 2004 by the Federal Open Markets Committee (“FOMC”) have had a positive influence on net interest income.

Net interest income (presented on a tax-equivalent basis) was $11.5 million for the three months ended March 31, 2006, compared to $10.7 million for the same period of 2005, an increase of 7.0%.  Average interest-earning assets increased $131 million, or 13% to $1.2 billion for the quarter ended March 31, 2006 compared to $1.0 billion for the same period in 2005.   For the quarter ended March 31, 2006, average interest-bearing liabilities increased $130 million, or 16% to $934 million compared to $804 million for the quarter ended March 31, 2005.

The net interest rate margin (on a tax-equivalent basis) was 3.99% for the first quarter of 2006, compared to 4.18% in the first quarter of 2005.  The margin was negatively impacted by a refinement in the methodology of deferring direct loan origination costs.  This subsequently resulted in additional amortization costs and reduced the loan yield and net interest rate margin by approximately 18 bp and 16 bp, respectively.   Excluding this refinement, the net interest margin would have been 4.15% in the first quarter of 2006.

The repositioning of a portion of investment portfolio during second half of 2005 led to an increase in the yield on securities.   The increase in cost of funds was primarily due to increases in money market and certificate of deposit rates given competitor pricing and the increasing interest rate environment.

For more information see the “Rate/Volume” discussion.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,

	2006			2005

(in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$997,342	$17,676	7.19%	$916,978	$13,645	6.03%
Tax-exempt loans(2)	25,032	531	8.60	17,655	377	8.66

Total loans	1,022,374	18,207	7.22	934,633	14,022	6.08
Taxable investments in debt and equity securities	110,705	1,064	3.90	96,132	746	3.15
Non-taxable investments in debt and equity securities(2)	1,202	14	4.72	1,585	16	4.09
Short-term investments	31,108	341	4.45	2,176	11	2.05

Total securities and short-term investments	143,015	1,419	4.02	99,893	773	3.14

Total interest-earning assets	1,165,389	19,626	6.83	1,034,526	14,795	5.80
Non-interest-earning assets:
Cash and due from banks	41,969			33,263
Other assets	41,660			20,079
Allowance for loan losses	(13,327)			(12,144)

Total assets	$1,235,691			$1,075,724

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$104,479	$455	1.77%	$85,071	$151	0.72%
Money market accounts	473,058	3,965	3.40	414,926	1,779	1.74
Savings	3,731	9	0.98	4,198	5	0.48
Certificates of deposit	281,504	2,771	3.99	224,690	1,529	2.76

Total interest-bearing deposits	862,772	7,200	3.38	728,885	3,464	1.93
Subordinated debentures	30,930	522	6.84	20,620	260	5.11
Borrowed funds	40,063	450	4.56	54,191	407	3.05

Total interest-bearing liabilities	933,765	8,172	3.55	803,696	4,131	2.08
Noninterest-bearing liabilities:
Demand deposits	197,262			191,024
Other liabilities	10,326			5,967

Total liabilities	1,141,353			1,000,687
Shareholders’ equity	94,338			75,037

Total liabilities & shareholders’ equity	$1,235,691			$1,075,724

Net interest income		$11,454			$10,664

Net interest spread			3.28%			3.72%
Net interest rate margin(3)			3.99%			4.18%

(1)

Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $501,000 and $391,000 for the quarters ended March 31, 2006 and 2005 respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.  The tax-equivalent adjustments were $197,000 and $141,000 for the quarters ended March, 2006 and 2005, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2006 Compared to 2005 Increase (decrease) due to

(in thousands)	Volume(1)	Rate(2)	Total

Interest earned on:
Loans	$1,268	$2,763	$4,031
Nontaxable loans (3)	156	(2)	154
Taxable investments in debt and equity securities	123	195	318
Nontaxable investments in debt and equity securities (3)	(4)	2	(2)
Short-term investments	303	27	330

Total interest-earning assets	$1,846	$2,985	$4,831

Interest paid on:
Interest-bearing transaction accounts	$41	$263	$304
Money market accounts	279	1,907	2,186
Savings	(1)	5	4
Certificates of deposit	449	793	1,242
Subordinated debentures	156	106	262
Borrowed funds	(124)	167	43

Total interest-bearing liabilities	800	3,241	4,041

Net interest income (loss)	$1,046	$(256)	$790

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.   The provision for loan losses in the first quarter of 2006 was $800,000, compared to $786,000 in the same quarter of 2005.  Provision levels remained flat due to similar levels of loan growth and the company’s overall credit risk profile.   The allowance for loan losses as a percentage of total loans was 1.31% at March 31, 2006 compared to 1.30% at both December 31, 2005 and March 31, 2005.  Management believes that the allowance for loan losses is adequate.

Asset quality remains strong.  Nonperforming loans were $1.4 million or 13 basis points of total loans at March 31, 2006 versus 32 basis points at March 31, 2005 and 14 basis points at December 31, 2005.  At March 31, 2006, three relationships comprised the non-performing loans.  At March 31, 2005, three relationships comprised $2.2 million, or 71% of the non-performing loans.  The remaining non-performing loans represented four different relationships.

The following table summarizes changes in the allowance for loan losses for the periods presented.

	Three months ended March 31,

(in thousands)	2006	2005

Allowance at beginning of period	$12,990	$11,665
Loans charged off:
Commercial and industrial	—	3
Real estate:
Commercial	—	—
Construction	—	—
Residential	—	—
Consumer and other	—	—

Total loans charged off	—	3

Recoveries of loans previously charged off:
Commercial and industrial	159	20
Real estate:
Commercial	1	73
Construction	—	—
Residential	14	94
Consumer and other	—	4

Total recoveries of loans	174	191

Net loan recoveries	(174)	(188)

Provision for loan losses	800	786

Allowance at end of period	$13,964	$12,639

Average loans	$1,022,374	$934,633
Total portfolio loans	1,066,084	972,802
Nonperforming loans	1,353	3,134
Net recoveries to average loans	(0.02)%	(0.08)%
Allowance for loan losses to loans	1.31	1.30

The Bank had no loans 90 days past due still accruing interest at March 31, 2006 or December 31, 2005.  The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

(in thousands)	March 31, 2006	December 31, 2005

Non-accrual loans	$1,353	$1,421
Loans past due 90 days or more and still accruing interest	—	—
Restructured loans	—	—

Total noperforming loans	1,353	1,421
Foreclosed property	—	—

Total non performing assets	$1,353	$1,421

Total assets	$1,258,084	$1,286,968
Total loans	1,066,084	1,002,379
Total loans plus foreclosed property	1,066,084	1,002,379
Nonperforming loans to loans	0.13%	0.14%
Nonperforming assets to loans plus foreclosed property	0.13	0.14
Nonperforming assets to total assets	0.11	0.11
Allowance for loan losses to non-performing loans	1,032.00%	914.00%

The following is a summary of the Company’s credit management policies and procedures.

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

Noninterest Income

The ratio of noninterest income to total income rose to 26% in the first quarter of 2006 from 15% in the same period of 2005.  This trend is expected to continue primarily as a result of the October 2005 acquisition of Millennium.   Wealth Management revenue increased $2.1 million, or 174%, from $1.2 million in the first quarter of 2005 to $3.3 million for the same period of 2006.  The increase includes $1.8 million of commission income earned by Millennium during the first quarter of 2006.  Revenue from the Company’s Trust operations increased $337,000, or 28% over first quarter of 2005.  The increase in Trust revenue was the result of additional client relationships combined with favorable market conditions and client mix.  Trust assets under administration increased almost $108 million in the first quarter of 2006 to $1.5 billion.  In the fourth quarter of 2005, $250 million of assets managed in a special common trust fund account were distributed to clients as called for by contract.  After adjusting for this distribution, Trust assets under administration have increased almost $300 million since March 31, 2005.

Service charges on deposit accounts were basically unchanged year over year due to a rising earnings credit rate on commercial accounts, which was offset by increased account activity.

Noninterest Expense

Expense management remains a priority for the Company.  Our efficiency ratio, which expresses non-interest expense as a percentage of net interest income and other income, was 61.0% for first quarter of 2006, improved from 62.4% in the first quarter of 2005.  Excluding the refinement in the methodology of deferring direct loan origination costs, the efficiency ratio for the first quarter of 2006 would have been 62.2%.

Noninterest expenses increased from $7.7 million in the first quarter of 2005 to $9.3 million in the same quarter of 2006.  Approximately $873,000 of the $1.6 million increase was related to the addition of Millennium (including amortization of intangibles.)

Approximately $345,000, or 57%, of the increase in employee compensation and benefits is related to Millennium.  Excluding Millennium, employee compensation and benefits increased 5%, or $258,000.  Growth in wealth management revenues increased commissions by $176,000. The remainder is due to salaries and benefits of new associates, annual merit increases, along with increases in medical and disability insurance costs.

The addition of Millennium contributed $41,000 to the increase in occupancy expense.  The remaining occupancy increases were due to scheduled rent increases on various Company facilities along with expenses related to additional space at the Company’s Operation Center and related leasehold improvements.

Data processing expenses increased due to upgrades to the Company’s AS400, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems.

Furniture and equipment increases were due to the new St. Charles bank location, Millennium and the expansion of the Operations Center.

Other noninterest expense includes $463,000 for Millennium expenses (including $228,000 for amortization of intangibles.)  The remaining increase in other noninterest expense is related to increases in travel, meals and entertainment, increases in mark to market adjustments for outstanding Stock Appreciation Rights (SARs) paid to the directors and deferred compensation plans along with increases in general operating expenses such as stationary and office supplies, postage and courier charges.

Minority Interest in Net Income of Consolidated Subsidiary

On October 21, 2005, the Company acquired a 60% controlling interest in Millennium.  The Company records its 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income.

Income Taxes

In first quarter of 2006, the Company recorded income tax expense of $1.7 million compared to $1.4 million for the same period of 2005.  The effective tax rates for the first quarter of 2006 and 2005 were 36.0% and 36.5%, respectively.

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

The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in the Bank as necessary, and satisfy other operating requirements.  The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $15 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures.  Currently, the Company has $30 million of outstanding subordinated debentures as part of four Trust Preferred Securities Pools.  These securities are classified as debt but count as regulatory capital and the related interest expense is tax-deductible, which makes them very attractive.

Investment securities are an important tool to the Company’s liquidity objective.  As of March 31, 2006, the entire investment portfolio was available for sale.  Of the $110 million investment portfolio available for sale, $21.5 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At March 31, 2006, the Bank had $96 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $177 million available from the Federal Reserve Bank under a pledged loan agreement.  The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions.  Finally, because the Bank plans to remain a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $355 million in unused loan commitments as of March 31, 2006.  While this commitment level would be very difficult to fund on a short term basis given the Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of March 31, 2006 and December 31, 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2006 and December 31, 2005, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(in thousands)	At March 31, 2006	At December 31, 2005

Tier I capital to risk weighted assets	9.87%	10.31%
Total capital to risk weighted assets	11.11%	11.55%
Leverage ratio (Tier I capital to average assets)	9.06%	8.75%
Tangible capital to tangible assets	6.70%	5.98%
Tier I capital	$110,564	$107,538
Total risk-based capital	$124,528	$120,528

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” included in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Market risk arises from exposure to changes in interest rates and other relevant market or price risks.  The Company faces market risk in the form of interest rate risk through transactions other than trading activities.  Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods.  The Company uses financial modeling techniques to measure interest rate risk.  These techniques measure the sensitivity of future earnings due to changing interest rate environments.  Guidelines established by the Bank’s Asset/Liability Management Committee and approved by the Bank’s Board of Directors are used to monitor exposure of earnings at risk.  General interest rate movements are used to develop sensitivity as the Bank feels it has no primary exposure to a specific point on the yield curve.  These limits are based on the Bank’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2006.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

Interest-Earning Assets
Investments in debt and equity securities	$3,469	$40,371	$35,994	$23,024	$6	$7,469	$110,333
Interest-bearing deposits	104	—	—	—	—	—	104
Federal funds sold	6,027	—	—	—	—	—	6,027
Loans (1)	745,286	95,684	90,745	52,060	48,944	33,365	1,066,084
Loans held for sale	2,447	—	—	—	—	—	2,447

Total interest-earning assets	$757,333	$136,055	$126,739	$75,084	$48,950	$40,834	$1,184,995

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$580,946	$—	$—	$—	$—	$—	$580,946
Certificates of deposit (1)	217,092	43,404	4,908	1,145	1,138	—	267,687
Subordinated debentures	20,620	—	—	—	10,310	—	30,930
Other borrowings	55,246	1,250	650	1,050	5,800	18,293	82,289

Total interest-bearing liabilities	$873,904	$44,654	$5,558	$2,195	$17,248	$18,293	$961,852

Interest-sensitivity GAP
GAP by period	$(116,571)	$91,401	$121,181	$72,889	$31,702	$22,541	$223,143

Cumulative GAP	$(116,571)	$(25,170)	$96,011	$168,900	$200,602	$223,143	$223,143

Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.87	3.05	22.80	34.21	2.84	2.23	1.23
Cumulative GAP	0.87	0.97	1.10	1.18	1.21	1.23	1.23

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 1A: RISK FACTORS

There have not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2006, there were no unregistered sales of equity securities by the Company.

(b)	Not applicable.

(c)	There were no repurchases of the Company’s common stock during the quarter ended March 31, 2006.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the quarter ended March 31, 2006.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

*32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 9, 2006.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner

Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo

Frank H. Sanfilippo
Chief Financial Officer