Form 10-Q
period 2006-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2006-08-09
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of August 4, 2006, the Registrant had outstanding 11,605,669 of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART I – ITEM 1 – FINANCIAL STATEMENTS

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	At June 30, 2006	At December 31, 2005

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$50,063	$54,118
Federal funds sold	3,034	64,709
Interest-bearing deposits	607	84

Total cash and cash equivalents	53,704	118,911

Investments in debt and equity securities available for sale, at estimated fair value	109,449	135,559
Loans held for sale	3,028	2,761
Portfolio loans	1,108,906	1,002,379
Less: Allowance for loan losses	14,449	12,990

Portfolio loans, net	1,094,457	989,389

Fixed assets, net	13,941	10,276
Accrued interest receivable	6,018	5,598
Goodwill	12,004	12,042
Intangibles, net	4,092	4,548
Prepaid expenses and other assets	9,848	7,884

Total assets	$1,306,541	$1,286,968

Liabilities and Shareholders’ Equity
Deposits:
Demand	$195,719	$229,325
Interest-bearing transaction accounts	99,887	108,712
Money market accounts	466,999	479,507
Savings	4,527	3,679
Certificates of deposit:
$100 and over	242,045	229,839
Other	66,537	65,182

Total deposits	1,075,714	1,116,244
Subordinated debentures	30,930	30,930
Federal Home Loan Bank advances	88,653	28,584
Other borrowings	4,810	6,847
Notes payable	—	1,500
Accrued interest payable	1,914	2,704
Accounts payable and accrued expenses	5,323	7,221

Total liabilities	1,207,344	1,194,030

Minority interest in equity of consolidated subsidiary	—	333
Shareholders’ equity:
Common stock, $.01 par value; authorized
20,000,000 shares; issued and outstanding
10,508,415 shares at June 30, 2006 and
10,458,852 at December 31, 2005.	105	105
Additional paid in capital	52,764	53,218
Unearned compensation	—	(1,531)
Retained earnings	47,905	41,950
Accumulated other comprehensive loss	(1,577)	(1,137)

Total shareholders’ equity	99,197	92,605

Total liabilities and shareholders’ equity	$1,306,541	$1,286,968

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$20,425	$15,424	$38,441	$29,311
Interest on debt and equity securities:
Taxable	1,021	664	2,045	1,380
Nontaxable	9	10	17	20
Interest on federal funds sold	110	76	445	87
Interest on interest-bearing deposits	16	1	22	1
Dividends on equity securities	78	57	118	87

Total interest income	21,659	16,232	41,088	30,886

Interest expense:
Interest-bearing transaction accounts	568	220	1,023	370
Money market accounts	4,367	2,311	8,332	4,090
Savings	15	9	25	14
Certificates of deposit:
$100 and over	2,232	1,532	4,397	2,787
Other	628	320	1,234	594
Subordinated debentures	546	288	1,068	548
Federal Home Loan Bank advances	1,123	522	1,512	899
Notes payable and other borrowings	38	28	98	59

Total interest expense	9,517	5,230	17,689	9,361

Net interest income	12,142	11,002	23,399	21,525
Provision for loan losses	737	226	1,537	1,012
Net interest income after provision for loan losses	11,405	10,776	21,862	20,513

Noninterest income:
Wealth Management revenue	3,231	1,471	6,549	2,684
Service charges on deposit accounts	532	537	1,033	1,020
Other service charges and fee income	136	121	262	229
Gain on sale of mortgage loans	48	80	71	102
Miscellaneous income	5	16	14	27

Total noninterest income	3,952	2,225	7,929	4,062

Noninterest expense:
Employee compensation and benefits	5,843	5,402	11,643	10,600
Occupancy	608	554	1,219	1,084
Furniture and equipment	239	188	490	360
Data processing	315	248	624	473
Other	2,315	1,779	4,638	3,372

Total noninterest expense	9,320	8,171	18,614	15,889

Minority interest in net income of consolidated subsidiary	60	0	(393)	0

Income before income tax expense	6,097	4,830	10,784	8,686
Income tax expense	2,196	1,689	3,885	3,098

Net income	$3,901	$3,141	$6,899	$5,588

Per share amounts:
Basic earnings per share	$0.37	$0.31	$0.66	$0.56
Basic weighted average common shares outstanding	10,490	10,046	10,477	9,984
Diluted earnings per share	$0.36	$0.29	$0.64	$0.53
Diluted weighted average common shares outstanding	10,876	10,676	10,864	10,601

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months ended June 30, 2006 (unaudited)

(in thousands, except shares)	Common Stock		Additional Paid in Capital	Unearned Compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Shares	Amount

Balance December 31, 2005	10,458,852	$105	$53,218	$(1,531)	$41,950	$(1,137)	$92,605

Net income					6,899		6,899
Unrealized loss on securities, net of tax						(703)	(703)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	263	263

Total comprehensive income							6,459

Dividends declared ($0.045 per share)	—	—	—		(944)	—	(944)
Stock options exercised, including related tax benefit	51,636	—	723	—	—	—	723
Restricted stock unit activity	(2,073)	—	(44)	—	—	—	(44)
Noncash compensation attributed to stock option grants		—	33	—	—	—	33
Noncash compensation attributed to restricted share units	—	—	365	—	—	—	365
Reclassification of unearned compensation to additional paid in capital	—	—	(1,531)	1,531	—	—	—

Balance June 30, 2006	10,508,415	$105	$52,764	$—	$47,905	$(1,577)	$99,197

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,

(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$6,899	$5,588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	744	521
Provision for loan losses	1,537	1,012
Net amortization of debt and equity securities	21	280
Amortization of intangible assets	456	90
Mortgage loans originated	(24,969)	(28,524)
Proceeds from mortgage loans sold	24,772	27,006
Gain on sale of mortgage loans	(71)	(102)
Excess tax benefit for nonqualified stock options	—	267
Noncash compensation for stock option grants & restricted share units	354	306
Changes in:
Accrued interest receivable	(420)	(382)
Accrued interest and other liabilities	(2,427)	(707)
Other, net	(1,859)	(509)

Net cash provided by operating activities	5,037	4,846

Cash flows from investing activities:
Net increase in loans	(106,827)	(60,555)
Purchases of available for sale debt and equity securities	(39,785)	(5,596)
Proceeds from sales of available for sale debt securities	—	9,995
Proceeds from redemption of equity securities	2,949	3,455
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	61,825	23,970
Recoveries of loans previously charged off	222	274
Purchases of fixed assets	(4,408)	(2,034)

Net cash used in investing activities	(86,024)	(30,491)

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing deposit accounts	(33,607)	1,853
Net (decrease) increase in interest bearing deposit accounts	(6,924)	54,203
Proceeds from Federal Home Loan Bank advances	608,533	299,200
Repayments of Federal Home Loan Bank advances	(548,464)	(278,935)
Decrease in other borrowings	(2,037)	(2,386)
Paydowns on notes payable	(1,500)	(250)
Cash dividends paid on common stock	(944)	(702)
Excess tax benefit for nonqualified stock options	135	—
Proceeds from the exercise of common stock options	588	2,581

Net cash provided by financing activities	15,780	75,564

Net (decrease) increase in cash and cash equivalents	(65,207)	49,919
Cash and cash equivalents, beginning of year	118,911	28,480

Cash and cash equivalents, end of period	$53,704	$78,399

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,479	$9,097
Income taxes	2,884	2,916

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

The consolidated financial statements include the accounts of the Company, Bank (100% owned) and Millennium (60% owned).  Acquired businesses are included in the consolidated financial statements from the date of acquisition.  All material intercompany accounts and transactions have been eliminated.  Minority ownership interests are reported in our Consolidated Balance Sheets.  The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interest in net income of consolidated subsidiary” in our Consolidated Statements of Income.   For more information, please refer to “Minority Interest in Net Income of Consolidated Subsidiary” discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing.

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FAS No. 109, Accounting for Income Taxes.  The interpretation defines the threshold for recognizing the financial impact of uncertain tax positions in accordance with FAS 109.   A company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is “more-likely-than-not” of being sustained on audit based solely on the technical merits of the position on the reporting date. In evaluating whether the probable recognition threshold has been met, the Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term “more-likely-than-not” is defined as a likelihood of more than 50 percent.  Individual t ax positions that fail to meet the recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.  The Interpretation is effective for reporting periods after December 15, 2006.  The Company is evaluating the Interpretation and is presently unable to determine its overall impact on the Company’s consolidated financial statements or results of operations.

NOTE 2—EARNINGS PER SHARE

The following table shows the components of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,

(in thousands, except per share data)	2006	2005	2006	2005

Basic
Net income, as reported	$3,901	$3,141	$6,899	$5,588

Weighted average common shares outstanding	10,490	10,046	10,477	9,984

Basic earnings per share	$0.37	$0.31	$0.66	$0.56

Diluted
Net income	$3,901	$3,141	$6,899	$5,588
Expense related to dilutive stock options and appreciation rights, net of tax	—	6	—	11

	$3,901	$3,147	$6,899	$5,599

Weighted average common shares outstanding	10,490	10,046	10,477	9,984
Effect of dilutive stock options and restricted stock units	386	630	387	617

Diluted weighted average common shares outstanding	10,876	10,676	10,864	10,601

Diluted earnings per share	$0.36	$0.29	$0.64	$0.53

For the three months ended June 30, 2006 and 2005, 59,263 restricted share units and 3,253 stock appreciation rights, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.   For the six months ended June 30, 2006 and 2005, 29,795 restricted stock units and 3,200 stock appreciation rights, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the six months ended June 30, 2006 and 2005, the Company recognized a tax benefit of $135,000 and $267,000, respectively, related to the exercise of non-qualified stock options as a component of paid-in capital.

For the three and six months ended June 30, 2005, the following table includes the disclosures required by Statement 123R and illustrates the pro forma impact on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for that period.  The impact of adopting SFAS 123R increased the compensation expense in the second quarter and first half of 2006 by $13,000 and $26,000, respectively, before income taxes, and had less than a $0.01 impact on basic and diluted earnings per share.

	Three months ended June 30,	Six months ended June 30,

(In thousands, except per share data)	2005	2005

Net income, as reported	$3,141	$5,588
Add total stock-based employee compensation expense included in reported net income, net of tax	68	185
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(70)	(187)

Pro forma net income	$3,139	$5,586

Earnings per share:
Basic:
As reported	$0.31	$0.56
Pro forma	0.31	0.56
Diluted:
As reported	$0.29	$0.53
Pro forma	0.29	0.53

Stock Options

	Number Of Shares	Average Exercise Price	Weighted Average Contractual Term	Remaining Intrinsic Value

			(in years)	(in thousands)
Outstanding at December 31, 2005	901,528	$12.03	—
Granted	3,850	22.73	—
Exercised	(38,134)	11.63	—
Forfeited	—	—	—

Outstanding at June 30, 2006	867,244	$12.10	5.87	$11,582

Exercisable at June 30, 2006	853,932	$11.96	5.80	$11,523

The Company awarded 3,850 and 5,000 options, respectively during the six months ended June 30, 2006 and 2005. The fair value of stock options granted in the three and six months ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Risk-free interest rate	—	4.47%	4.36%	4.36%
Expected dividend rate	—	0.60%	0.60%	0.60%
Expected volatility	—	39.13%	50.45%	37.65%
Expected life (years)	—	10	10	10
Weighted-average grant-date fair value of options	—	$10.11	$13.94	$9.68

Restricted Stock Units

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2005	95,613	$19.04
Granted	114,495	25.56
Vested	—	—
Forfeited	(2,713)	18.75

Unvested at June 30, 2006	207,395	$22.64

Compensation expense related to restricted share units (“RSUs”) was $365,000 in the first half of 2006.  As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock awards, including restricted stock units, was $4.2 million and the related weighted average period over which it is expected to be recognized is approximately 4 years.

Stock Appreciation Rights

Expense to record the market value of the stock appreciation rights (“SARS”) was $21,000 and $40,000 for the six months ended June 30, 2006 and 2005, respectively.  There have been no changes in SARS outstanding since December 31, 2005.

Moneta Plan

The Company recognized Moneta option-related expenses of $8,600 and $17,000 for the six months ended June 30, 2006 and 2005, respectively.  During second quarter of 2006, 13,502 Moneta options were exercised with a weighted average price of $10.71.

NOTE 4—SUBSEQUENT EVENTS

Acquisition of NorthStar Bancshares

On July 5, 2006, the Company completed its acquisition of Kansas City-based NorthStar Bancshares, Inc. (“NorthStar”) for $36 million in EFSC common stock (80%) and cash (20%.)   The acquisition served to expand the Company’s banking franchise in the greater Kansas City area.   All shares issued by EFSC were issued in reliance upon an exemption from registration set forth in Section 4(2) and Rule 506 of the Securities Act of 1933.  As a result, the 1.1 million EFSC shares issued for the acquisition will be “restricted securities” and may not be offered or sold in the United States absent registration of an applicable exemption from registration requirements.  The cash portion of the transaction was funded through internally generated funds and borrowing on the Company’s line of credit.  Subsequently, on July 28, 2006, the Company issued $4 million of trust preferred securities (“TRUPS”) through a newly formed affiliated statutory trust, as further discussed below.  The TRUPS proceeds were used to pay off a portion of the line of credit borrowing.

At the time of the acquisition, NorthStar had assets of $187.5 million, loans, net of unearned discount, of $167.2 million, deposits of $158.5 million and stockholders’ equity of $18.8 million.  The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date.  The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized.  Preliminary goodwill, which is not deductible for tax purposes, was approximately $14.9 million.  Core deposit intangibles were approximately $2.4 million and will be amortized over five years utilizing an accelerated method.  Core deposit intangibles are not deductible for tax purposes.  NorthStar Bank NA, a subsidiary of EFSC, is expected to be merged with and into the Bank in the fourth quarter of 2006.  Please refer to the Form 8-K filed by the Company on July 5, 2006 for more information.

Trust Preferred Securities - EFSC Capital Trust V

On July 28, 2006, EFSC Statutory Capital Trust V (“EFSC Trust V”), a newly formed Delaware statutory trust and subsidiary of EFSC, issued 4,000 floating rate Trust Preferred Securities at $1,000 per share to a Trust Preferred Securities Pool.   The floating rate is equal to three-month LIBOR + 1.60%, and is payable quarterly beginning September 15, 2006.  The TRUPS are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company.  The proceeds were invested in junior subordinated debentures of the Company.  The net proceeds to the Company from the sale of the junior subordinated debentures, were approximately $4 million.   The TRUPS mature on September 15, 2036.  The mandatory date may be shortened to a date not earlier than September 15, 2011 if certain conditions are met.  The TRUPS are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.  The proceeds from the offering were used to partially fund the acquisition of NorthStar Bancshares, Inc., as discussed above.

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

Cash Flow Hedges – The Bank entered into interest rate swaps to convert floating-rate loan assets to fixed rates.   The swap agreements provide for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest.  Under the swap agreements the Bank is to pay or receive interest quarterly.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income of the related asset.  The net cash flows related to cash flow hedges decreased interest income on loans by $74,000 and $411,000 for the three and six months ended June 30, 2006, respectively.  The net cash flows related to cash flow hedges decreased interest income on loans by $91,000 and $71,000 for the three and six months ended June 30, 2005, respectively.  In addition, swaps with notional amounts of $30 million and $40 million under which the Bank received a fixed rate of 5.3425% and 5.415% matured in March and April 2006, respectively.

Cash flow hedges are accounted for at fair value.   The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At December 31, 2005 deferred losses of $263,000, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income.  All cash flow hedges were effective, therefore, no gain or loss was recorded in earnings.

Fair Value Hedges - The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CDs to a variable interest rate.  The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest semiannually.  Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest expense of the related liability.   The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $73,000 and $230,000 for the three and six months ended June 30, 2006, respectively.  The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $54,000 and $110,000 for three and six months ended June 30, 2005, respectively.  In addition, two swaps, each with a $10 million notional amount, under which the Bank received a fixed rate of 2.30% and 2.45% matured in February and April 2006, respectively.

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

The following table summarizes the Bank’s derivative instruments at the periods indicated below.

(in thousand)	June 30, 2006	December 31, 2005

Cash Flow Hedges
Notional amount	$—	$70,000
Weighted average pay rate	—%	7.25%
Weighted average receive rate	—%	5.39%
Weighted average maturity in months	—	3
Unrealized gain (loss) related to interest rate swaps	$—	$(395)
Fair Value Hedges
Notional amount	$10,000	$30,000
Weighted average pay rate	5.33%	4.42%
Weighted average receive rate	2.90%	2.55%
Weighted average maturity in months	8	6
Unrealized loss related to interest rate swaps	$(184)	$(341)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments.  The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.    At June 30, 2006 and December 31, 2005, in connection with our interest rate swap agreements we had pledged investment securities available for sale with a fair value of $2.5 million and $5.0 million, respectively.  At June 30, 2006 and December 31, 2005, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $196,300.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.  At June 30, 2006, no amounts have been accrued for any estimated losses for these financial instruments.

The following table summarizes the contractual amount of off-balance-sheet financial instruments at the periods indicated below.

(in thousands)	June 30, 2006	December 31, 2005

Commitments to extend credit	$415,496	$346,205
Standby letters of credit	29,976	28,013

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee.  Of the total commitments to extend credit at June 30, 2006 and December 31, 2005, approximately $16.7 million and $10.5 million, respectively, represents fixed rate loan commitments.  Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on  management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining terms of standby letters of credit range from 1 month to 5 years at June 30, 2006.

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

Following are the financial results for the Company’s operating segments.

Balance Sheet Information

	At June 30, 2006

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Portfolio loans	$1,108,906	$—	$—	$1,108,906
Goodwill	1,938	10,066	—	12,004
Deposits	1,079,431	—	(3,717)	1,075,714
Borrowings	93,463	—	30,930	124,393
Total assets	1,288,995	16,830	411	1,306,236

	At December 31, 2005

Portfolio loans	$1,002,379	$—	$—	$1,002,379
Goodwill	1,938	10,104	—	12,042
Deposits	1,117,110	—	(866)	1,116,244
Borrowings	35,431	—	32,430	67,861
Total assets	1,269,212	16,253	1,503	1,286,968

Income Statement Information

	Three months ended June 30, 2006

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$12,638	$28	$(524)	$12,142
Provision for loan losses	737	—	—	737
Noninterest income	717	3,230	5	3,952
Noninterest expense	6,284	2,149	887	9,320
Minority interest	—	60	—	60

Income (loss) before income tax expense	6,334	1,169	(1,406)	6,097
Income tax expense (benefit)	2,280	421	(505)	2,196

Net income (loss)	$4,054	$748	$(901)	$3,901

	Three months ended June 30, 2005

Net interest income	$11,266	$16	$(280)	$11,002
Provision for loan losses	226	—	—	226
Noninterest income	725	1,472	28	2,225
Noninterest expense	6,081	1,184	906	8,171
Minority interest	—	—	—	—

Income (loss) before income tax expense	5,684	304	(1,158)	4,830
Income tax expense (benefit)	1,999	109	(419)	1,689

Net income (loss)	$3,685	$195	$(739)	$3,141

	Six months ended June 30, 2006

Net interest income	$24,391	$50	$(1,042)	$23,399
Provision for loan losses	1,537	—	—	1,537
Noninterest income	1,361	6,549	19	7,929
Noninterest expense	12,419	4,459	1,736	18,614
Minority interest	—	(393)	—	(393)

Income (loss) before income tax expense	11,796	1,747	(2,759)	10,784
Income tax expense (benefit)	4,248	629	(992)	3,885

Net income (loss)	$7,548	$1,118	$(1,767)	$6,899

	Six months ended June 30, 2005

Net interest income	$22,023	$35	$(533)	$21,525
Provision for loan losses	1,012	—	—	1,012
Noninterest income	1,331	2,684	47	4,062
Noninterest expense	11,900	2,295	1,694	15,889
Minority interest	—	—	—	—

Income (loss) before income tax expense	10,442	424	(2,180)	8,686
Income tax expense (benefit)	3,737	153	(792)	3,098

Net income (loss)	$6,705	$271	$(1,388)	$5,588

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

Other factors that could cause results to differ from expected results include the acquisition of Millennium and the integration of our recent acquisition of NorthStar, both of which could result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

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

Introduction

The following discussion describes significant changes in the financial condition of the Company that have occurred during the first six months of 2006 compared to December 31, 2005.  In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.  This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2005.

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

Results of Operations

Net income for the three and six months ended June 30, 2006 was $3.9 million and $6.9 million, an increase of 24% and 23%, respectively, compared to $3.1 million and $5.6 million for the same periods in 2005.  Fully diluted earnings per share for the three and six months ended June 30, 2006 were $0.36 and $0.64, an increase of 24% and 21%, respectively, compared to $0.29 and $0.53 for the same periods in 2005.

On July 5, the Company completed its acquisition of NorthStar Bancshares, Inc, a Kansas City-based commercial bank.  Please refer to the Form 8-K filed by the Company on July 5, 2006 for more information and to Note 4 – Subsequent Events included in this filing.

Financial Condition

Portfolio loans grew by $107 million – a 21% annualized growth rate from December 31, 2005 and were up $150 million or 16% from June 30, 2005.  Since December 31, 2005, deposits have declined $40 million or 4%.

The $107 million growth in loans and $40 million decline in deposits were funded by a $65 million reduction in cash and cash equivalents (primarily Federal funds sold), $26 million in maturities of debt securities and a $60 million increase in Federal Home Loan Bank advances (“FHLB Advances”).

Historically, deposits decline in the first four months of the calendar year due to the seasonal cash demands of our client base and then increase as the year progresses along with new client growth.  The rebound in balances has been slow, but pipelines for the treasury management business are strong.  In addition, during 2006, the Bank is focusing on obtaining deposit transaction accounts rather than client-based certificates of deposit.  Transaction accounts generally cost less and tend to be more relationship oriented than certificates of deposit.  We believe this may result in lower deposit growth than in the prior year.  We plan to utilize FHLB advances and short-term brokered certificates of deposit to fund shortfalls due to loan demand.  Through June 30, 2006, we have utilized approximately $60 million in short-term FHLB Advances and $30 million net in short-term brokered certificates of deposit to fund the loan demand.

The growth in loans in the first half of 2006 was strong in both of our primary markets and is in part a result of the addition of experienced relationship managers in both St. Louis and Kansas City.  The Bank continues to experience strong loan and deposit pricing competition in both markets.  We continue to monitor competitive trends and intend to remain disciplined in our pricing practices in order to maintain margins.

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

While the Company remains asset-sensitive, with approximately 57% of the loan portfolio floating with prime rate, we are trending toward a more neutral position.  Increases by the Federal Open Market Committee (“FOMC”) should not have a significant positive influence on net interest income.  The shift in our loan portfolio over the past year toward a 50/50 split on fixed/floating percentages, along with higher levels of variable rate liabilities and the expiration of cash flow hedges is naturally increasingly our protection against falling rates, which management deems prudent given the current economic environment.

Net interest income (presented on a tax-equivalent basis) was $12.3 million for the three months ended June 30, 2006, compared to $11.1 million for the same period of 2005, an increase of 11%.  Average interest-earning assets increased $133 million, or 12% to $1.203 billion for the quarter ended June 30, 2006 compared to $1.070 billion for the same period in 2005.   For the quarter ended June 30, 2006, average interest-bearing liabilities increased $143 million, or 17% to $972 million compared to $829 million for the quarter ended June 30, 2005.

The net interest rate margin (on a tax-equivalent basis) was 4.11% for the second quarter of 2006, compared to 4.18% in the second quarter of 2005.  The margin was negatively impacted by a refinement in the methodology of deferring direct loan origination costs.  This subsequently resulted in additional amortization costs and reduced the loan yield and net interest rate margin by approximately 17 bp and 16 bp, respectively.   Excluding this refinement, the net interest margin would have been 4.28% in the second quarter of 2006.

We continue to benefit from the repositioning of a portion of the investment portfolio during the second half of 2005, which has led to an increase in the yield on securities.   The increase in cost of funds was primarily due to increases in money market and certificate of deposit rates given competitor pricing and the increasing interest rate environment.

Net interest income (on a tax-equivalent basis) was $23.8 million for the six months ended June 30, 2006, compared to $21.8 million for the same period of 2005, an increase of 9%.  Average interest-earning assets for the six months ended June 30, 2006 were $1.184 billion, an increase of $132 million, or 13% over $1.052 million, for the same period in 2005.

Average interest-bearing liabilities increased $138 million, or 17% to $954 million for the six months ended June 30, 2006 compared to $816 million for the six months ended June 30, 2005.

Net interest rate margin (on a tax-equivalent basis) was 4.05% for the first half of 2006, down from 4.18% in the first half of 2005.  Increases in yields and cost of funds are similar to those described above.  Excluding the refinement for deferring direct loan origination costs, the net interest margin would have been 4.21% in the first half of 2006.

For more information see the “Rate/Volume” table below.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,

	2006			2005

(in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$1,057,256	$20,085	7.62%	$949,338	$15,178	6.41%
Tax-exempt loans(2)	24,176	532	8.83	17,402	385	8.87

Total loans	1,081,432	20,617	7.65	966,740	15,563	6.46
Taxable investments in debt and equity securities	110,543	1,099	3.99	88,960	721	3.25
Non-taxable investments in debt and equity securities(2)	1,123	14	5.00	1,530	15	3.93
Short-term investments	9,578	126	5.28	12,939	77	2.39

Total securities and short-term investments	121,244	1,239	4.10	103,429	813	3.15

Total interest-earning assets	1,202,676	21,856	7.29	1,070,169	16,376	6.14
Non-interest-earning assets:
Cash and due from banks	43,287			33,701
Other assets	45,064			21,965
Allowance for loan losses	(14,149)			(12,760)

Total assets	$1,276,878			$1,113,075

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$104,610	$568	2.18%	$85,204	$220	1.04%
Money market accounts	464,880	4,367	3.77	413,531	2,311	2.24
Savings	4,215	15	1.43	4,658	9	0.77
Certificates of deposit	271,353	2,860	4.23	239,464	1,852	3.10

Total interest-bearing deposits	845,058	7,810	3.71	742,857	4,392	2.37
Subordinated debentures	30,930	546	7.08	20,620	288	5.60
Borrowed funds	96,088	1,162	4.85	65,077	550	3.39

Total interest-bearing liabilities	972,076	9,518	3.93	828,554	5,230	2.53
Noninterest-bearing liabilities:
Demand deposits	199,440			199,609
Other liabilities	7,576			6,211

Total liabilities	1,179,092			1,034,374
Shareholders’ equity	97,786			78,701

Total liabilities & shareholders’ equity	$1,276,878			$1,113,075

Net interest income		$12,338			$11,146

Net interest spread			3.36%			3.61%
Net interest rate margin(3)			4.11%			4.18%

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $530,000 and $349,000 for the quarters ended June 30, 2006 and 2005, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year. The tax-equivalent adjustments were $196,000 and $144,000 for the quarters ended June 30, 2006 and 2005, respectively.

(3)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,

	2006			2005

(in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$1,027,465	$37,761	7.41%	$933,247	$28,823	6.23%
Tax-exempt loans(2)	24,602	1,063	8.71	17,528	762	8.77

Total loans	1,052,067	38,824	7.44	950,775	29,585	6.27
Taxable investments in debt and equity securities	110,624	2,163	3.94	92,526	1,467	3.20
Non-taxable investments in debt and equity securities(2)	1,162	27	4.69	1,558	31	4.01
Short-term investments	20,283	467	4.64	7,587	88	2.34

Total securities and short-term investments	132,069	2,657	4.06	101,671	1,586	3.15

Total interest-earning assets	1,184,136	41,481	7.06	1,052,446	31,171	5.97
Non-interest-earning assets:
Cash and due from banks	42,632			33,483
Other assets	43,370			21,027
Allowance for loan losses	(13,740)			(12,454)

Total assets	$1,256,398			$1,094,502

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$104,545	$1,023	1.97%	$85,138	$370	0.88%
Money market accounts	468,947	8,332	3.58	414,225	4,090	1.99
Savings	3,974	25	1.27	4,429	14	0.64
Certificates of deposit	276,400	5,631	4.11	232,118	3,381	2.94

Total interest-bearing deposits	853,866	15,011	3.55	735,910	7,855	2.15
Subordinated debentures	30,930	1,068	6.96	20,620	548	5.36
Borrowed funds	69,081	1,610	4.70	59,664	958	3.24

Total interest-bearing liabilities	953,877	17,689	3.74	816,194	9,361	2.31
Noninterest-bearing liabilities:
Demand deposits	198,357			195,340
Other liabilities	8,093			6,089

Total liabilities	1,160,327			1,017,623
Shareholders’ equity	96,071			76,879

Total liabilities & shareholders’ equity	$1,256,398			$1,094,502

Net interest income		$23,792			$21,810

Net interest spread			3.32%			3.66%
Net interest rate margin(3)			4.05%			4.18%

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $1,031,000 and $740,000 for the six months ended June 30, 2006 and 2005 respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year. The tax-equivalent adjustments were $393,000 and $286,000 for the six months ended June, 2006 and 2005, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2006 Compared to 2005

	3 month Increase (decrease) due to			6 month Increase (decrease due to)

(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net

Interest earned on:
Loans	$1,847	$3,060	$4,907	$3,102	$5,836	$8,938
Nontaxable loans (3)	149	(2)	147	306	(5)	301
Taxable investments in debt and equity securities	196	182	378	318	378	696
Nontaxable investments in debt and equity securities (3)	(5)	4	(1)	(9)	5	(4)
Short-term investments	(24)	73	49	238	141	379

Total interest-earning assets	$2,163	$3,317	$5,480	$3,955	$6,355	$10,310

Interest paid on:
Interest-bearing transaction accounts	$59	$289	$348	$100	$553	$653
Money market accounts	317	1,739	2,056	601	3,641	4,242
Savings	(1)	7	6	(1)	12	11
Certificates of deposit	271	737	1,008	728	1,522	2,250
Subordinated debentures	169	89	258	325	195	520
Borrowed funds	321	291	612	169	483	652

Total interest-bearing liabilities	1,136	3,152	4,288	1,922	6,406	8,328

Net interest income	$1,027	$165	$1,192	$2,033	$(51)	$1,982

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.   The provision for loan losses in the second quarter of 2006 was $737,000, compared to $226,000 in the same quarter of 2005.  Provision level increases were due to significant loan growth during the quarter versus declining loan balances in the second quarter of 2005.  The allowance for loan losses as a percentage of total loans was 1.30% at June 30, 2006 compared to 1.30% at December 31, 2005 and 1.33% at June 30, 2005.  Management believes that the allowance for loan losses is adequate.

Asset quality continues to be strong. Nonperforming loans were $893,000 or 8 basis points of total loans at June 30, 2006 versus 22 basis points at June 30, 2005 and 14 basis points at December 31, 2005.  At June 30, 2006, two relationships comprised the non-performing loans.  At June 30, 2005, three relationships comprised $1.5 million, or 69% of the non-performing loans.  The remaining non-performing loans represented four different relationships.

The following table summarizes changes in the allowance for loan losses for the periods presented.

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2006	2005	2006	2005

Allowance at beginning of period	$13,964	$12,639	$12,990	$11,665
Loans charged off:
Commercial and industrial	300	65	300	68
Real estate:
Commercial	—	100	—	100
Construction	—	—	—	—
Residential	—	—	—	—
Consumer and other	—	14	—	14

Total loans charged off	300	179	300	182

Recoveries of loans previously charged off:
Commercial and industrial	46	57	205	77
Real estate:
Commercial	—	—	1	73
Construction	—	—	—	—
Residential	1	19	14	114
Consumer and other	1	7	2	10

Total recoveries of loans	48	83	222	274

Net loans charged off (recoveries)	252	96	78	(92)

Provision for loan losses	737	226	1,537	1,012

Allowance at end of period	$14,449	$12,769	$14,449	$12,769

Average loans	$1,081,432	$966,740	$1,052,067	$950,775
Total portfolio loans	1,108,906	958,878	1,108,906	958,878
Net charge offs (recoveries) to average loans	0.09%	0.04%	0.01%	(0.02%	)
Allowance for loan losses to loans	1.30	1.33	1.30	1.33

The Bank had no loans 90 days past due still accruing interest at June 30, 2006 or December 31, 2005.  The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	June 30,	December 31,
(in thousands)	2006	2005

Non-accrual loans	$893	$1,421
Loans past due 90 days or more and still accruing interest	—	—
Restructured loans	—	—

Total noperforming loans	893	1,421
Foreclosed property	—	—

Total non performing assets	$893	$1,421

Total assets	$1,306,236	$1,286,968
Total loans	1,108,906	1,002,379
Total loans plus foreclosed property	1,108,906	1,002,379
Nonperforming loans to loans	0.08%	0.14%
Nonperforming assets to loans plus foreclosed property	0.08	0.14
Nonperforming assets to total assets	0.07	0.11
Allowance for loan losses to non-performing loans	1,618.03%	914.00%

The reduction in nonperforming assets is the direct result of loans being paid off or returning to an accrual basis due to acceptable payment history. At June 30, 2006, nonperforming loans consisted of two accounts.

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

Noninterest Income

Wealth Management revenue increased $1.8 million, or 120%, from $1.5 million in the second quarter of 2005 to $3.2 million for the same period of 2006.   The increase includes $1.5 million of commission income earned by Millennium in the second quarter of 2006.  Revenue from the Company’s Trust operations increased 16% over second quarter of 2005.  The Company’s ratio of fee income to total revenue was 25% versus 16% in the same period of 2005 as the Wealth Management segment continues to expand in line with the Company’s income diversification strategies.

Wealth Management assets under administration were $1.54 billion at June 30, 2006, a 25% increase over one year ago after adjusting for the $250 million in common trust fund assets that were distributed in December 2005 in accordance with a related contract.

For the six months ended June 30, 2006, noninterest income was $7.9 million compared to $4.1 million for the same period in 2005.  Wealth management revenue increased $3.9 million, or 144%, to $6.5 million for the six month period ended June 30, 2006, compared to $2.7 million for the same period in 2005 as a result of the reasons stated above.

Service charges on deposit accounts were basically unchanged year over year due to a rising earnings credit rate on commercial accounts, which was offset by increased account activity.

Noninterest Expense

Our efficiency ratio, which expresses noninterest expense as a percentage of net interest income and other income, was 57.9% for second quarter of 2006, improved from 61.8% in the second quarter of 2005.  Excluding the refinement in the methodology of deferring direct loan origination costs, the efficiency ratio for the second quarter of 2006 would have been 59.3%.

Noninterest expenses increased from $8.2 million in the second quarter of 2005 to $9.3 million in the same quarter of 2006.  Approximately $775,000 of the $1.1 million increase was related to the addition of Millennium (including amortization of intangibles.)

Approximately $348,000, or 80%, of the increase in employee compensation and benefits of the quarter over quarter increase is related to Millennium.  Excluding Millennium, employee compensation and benefits increased less than 2%, or $93,000.  Increases in salaries due to new associates, annual merit salary adjustments and benefit costs were offset by declines in wealth management commissions and the deferral of direct loan origination costs.

The addition of Millennium contributed $62,000 to the increase in occupancy expense.  The remaining occupancy increases were due to scheduled rent increases on various Company facilities along with expenses related to additional space at the Company’s Operation Center and related leasehold improvements.

Furniture and equipment increases were due to the new St. Charles bank location, Millennium and the expansion of the Operations Center.

Data processing expenses increased due to upgrades to the Company’s AS400, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems.

Other noninterest expense includes $337,000 for Millennium expenses (including $228,000 for amortization of intangibles.)  The remaining increase in other noninterest expense is related to increases in travel, meals and entertainment, charitable contributions and loan-related expenses along with increases in general operating expenses such as telephone, marketing, postage, and courier charges.

Noninterest expenses were $18.6 million in the six months ended June 30, 2006, an increase of $2.7 million, or 17%, over the same period of 2005.  Approximately $1.6 million, or 60%, of the increase was related to the addition of Millennium (including amortization of intangibles.)   On a year-to-date basis, our efficiency ratio was 59.4%% and improved from 62.1% in the first half of 2005.  Excluding the refinement in the methodology of deferring direct loan origination costs, the efficiency ratio for the first half of 2006 would have been 60.7%.

Minority Interest in Net Income of Consolidated Subsidiary

On October 21, 2005, the Company acquired a 60% controlling interest in Millennium.  The Company records the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income.  Contractually, the Company is entitled to a priority return of 23.1% pre-tax on its current $15 million investment in Millennium before the minority interest holders are entitled to any distributions.  The Company adjusted minority interest by $457,000 during the quarter in order to recognize its priority return in line with its contractual rights.  In effect, rather than receiving 40% of the earnings during the first half, the minority interest holders accrued 19%, while the Company accrued 81%.  Insurance industry seasonality and Millennium sales pipeline suggest stronger financial results in the second half of 2006, therefore we expect minority interest to move closer to 40% for the year.

Income Taxes

The provision for income taxes was $2.2 million and $3.9 million for the three and six months ended June 30, 2006 compared to $1.7 million and $3.1 for the three and six months ended June 30, 2005.  The effective tax rate for the three and six months ended June 30, 2006 was 36.0%.  The effective tax rates for the three and six months ended June 30, 2005 were 35.0% and 35.7%, respectively.

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

The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in the Bank as necessary, and satisfy other operating requirements.  The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $15 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures.  As of June 30, 2006, the Company has $30 million of outstanding subordinated debentures as part of four Trust Preferred Securities Pools.  These securities are classified as debt but count as regulatory capital and the related interest expense is tax-deductible, which makes them very attractive.

Investment securities are an important tool to the Company’s liquidity objective.  As of June 30, 2006, the entire investment portfolio was available for sale.  Of the $109 million investment portfolio available for sale, $19.5 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At June 30, 2006, the Bank had $74 million available from the Federal Home Loan Bank of Des Moines under a blanket loan pledge, absent the Bank being in default of its credit agreement, and $205 million available from the Federal Reserve Bank under a pledged loan agreement.  The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions.  Finally, because the Bank plans to remain a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $415 million in unused loan commitments as of June 30, 2006.  While this commitment level would be very difficult to fund on a short term basis given the Company’s current liquidity resources, our experience is that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of June 30, 2006 and December 31, 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2006 and December 31, 2005, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At June 30,	At December 31,
(in thousands)	2006	2005

Tier I capital to risk weighted assets	9.87%	10.31%
Total capital to risk weighted assets	11.11%	11.55%
Leverage ratio (Tier I capital to average assets)	9.06%	8.75%
Tangible capital to tangible assets	6.44%	5.98%
Tier I capital	$114,427	$107,538
Total risk-based capital	$128,876	$120,528

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2006.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

Interest-Earning Assets
Investments in debt and equity securities	$3,305	$35,814	$36,299	$24,824	$1,314	$7,893	$109,449
Interest-bearing deposits	607	—	—	—	—	—	607
Federal funds sold	3,034	—	—	—	—	—	3,034
Loans	723,401	131,974	93,530	57,001	52,148	50,852	1,108,906
Loans held for sale	3,028	—	—	—	—	—	3,028

Total interest-earning assets	$733,375	$167,788	$129,829	$81,825	$53,462	$58,745	$1,225,024

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$571,413	$—	$—	$—	$—	$—	$571,413
Certificates of deposit	250,387	48,918	6,798	2,277	202	—	308,582
Subordinated debentures	20,620	—	—	—	10,310	—	30,930
Other borrowings	66,735	950	1,050	5,650	1,100	17,978	93,463

Total interest-bearing liabilities	$909,155	$49,868	$7,848	$7,927	$11,612	$17,978	$1,004,388

Interest-sensitivity GAP
GAP by period	$(175,780)	$117,920	$121,981	$73,898	$41,850	$40,767	$220,636

Cumulative GAP	$(175,780)	$(57,860)	$64,121	$138,019	$179,869	$220,636	$220,636

Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.81	3.36	16.54	10.32	4.60	3.27	1.22
Cumulative GAP	0.81	0.94	1.07	1.14	1.18	1.22	1.22

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls or in the other factors that have materially affected, or are reasonably likely to materially affect, those controls.

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

ITEM 1A: RISK FACTORS

There have not been any material changes in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2006, there were no unregistered sales of equity securities by the Company.

(b)	Not applicable.

(c)	The Company has authorized the repurchase of up to 500,000 shares of its common stock. There were no repurchases of the Company’s common stock during the quarter ended June 30, 2006.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF SHAREHOLDERS:  The annual meeting of shareholders was held on April 19, 2006.  Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for Directors and all nominees were elected.  The appointment of KPMG LLP to serve as independent registered public accounting firm for the Company in 2006 was ratified.

The results of the voting on each proposal submitted at the meeting are as follows:

PROPOSAL NO. 1: ELECTION OF DIRECTORS

Director	For	Withheld

Kevin C. Eichner	8,333,527	31,782
Peter F. Benoist	8,331,927	33,382
Paul R. Cahn	8,332,627	32,682
William H. Downey	8,306,427	58,882
Robert E. Guest, Jr.	8,333,327	31,982
Lewis A. Levey	8,325,227	40,082
Richard S. Masinton	8,296,086	69,223
Birch M. Mullins	8,314,927	50,382
James J. Murphy	8,333,327	31,982
Robert E. Saur	8,331,927	33,382
Sandra Van Trease	8,318,527	46,782
Henry D. Warshaw	8,259,927	105,382

PROPOSAL NO. 2: INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Accountants	For	Against	Abstain

KPMG LLP	8,314,593	34,193	16,523

PROPOSAL NO. 3: APPROVAL OF STOCK PLAN FOR NON-MANAGEMENT DIRECTORS

	For	Against	Abstain

Stock Plan	6,404,132	251,111	212,371

PROPOSAL NO. 4: APPROVAL OF AMENDMENT & EXTENSION OF 2002 STOCK INCENTIVE PLAN

	For	Against	Abstain

2002 Incentive Plan	6,160,681	506,730	200,203

PROPOSAL NO. 5: APPROVAL OF ANNUAL INCENTIVE PLAN

	For	Against	Abstain

Annual Incentive Plan	7,888,689	261,911	214,709

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

*32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 8, 2006.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner

Kevin C. Eichner Chief Executive Officer

By:	/s/ Frank H. Sanfilippo

Frank H. Sanfilippo Chief Financial Officer