Form 10-Q
period 2006-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2006-11-09
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 7, 2006, the Registrant had 11,658,593 of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	1

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)	2

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Securities Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

Certifications

PART I – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	At September 30, 2006	At December 31, 2005

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$54,513	$54,118
Federal funds sold	6,959	64,709
Interest-bearing deposits	1,214	84

Total cash and cash equivalents	62,686	118,911

Investments in debt and equity securities available for sale, at estimated fair value	114,860	135,559
Loans held for sale	5,268	2,761
Portfolio loans	1,269,391	1,002,379
Less: Allowance for loan losses	17,805	12,990

Portfolio loans, net	1,251,586	989,389

Other real estate	1,182	—
Fixed assets, net	15,295	10,276
Accrued interest receivable	7,343	5,598
Goodwill	29,804	12,042
Intangibles, net	6,125	4,548
Prepaid expenses and other assets	14,026	7,884

Total assets	$1,508,175	$1,286,968

Liabilities and Shareholders’ Equity
Deposits:
Demand	$222,668	$229,325
Interest-bearing transaction accounts	101,262	108,712
Money market accounts	503,019	479,507
Savings	4,388	3,679
Certificates of deposit:
$100 and over	342,590	229,839
Other	108,023	65,182

Total deposits	1,281,950	1,116,244
Subordinated debentures	35,054	30,930
Federal Home Loan Bank advances	38,162	28,584
Other borrowings	7,731	6,847
Notes payable	6,000	1,500
Accrued interest payable	2,881	2,704
Accounts payable and accrued expenses	8,227	7,221

Total liabilities	1,380,005	1,194,030

Minority interest in equity of consolidated subsidiary	5	333

Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 11,451,940 shares at September 30, 2006 and 10,458,852 at December 31, 2005.	115	105
Additional paid in capital	77,149	53,218
Unearned compensation	—	(1,531)
Retained earnings	51,571	41,950
Accumulated other comprehensive loss	(670)	(1,137)

Total shareholders’ equity	128,165	92,605

Total liabilities and shareholders’ equity	$1,508,175	$1,286,968

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,

(In thousands, except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$24,847	$16,461	$63,288	$45,772
Interest on debt and equity securities:
Taxable	1,087	692	3,132	2,072
Nontaxable	9	10	26	30
Interest on federal funds sold	310	419	755	506
Interest on interest-bearing deposits	9	5	31	6
Dividends on equity securities	102	24	220	111

Total interest income	26,364	17,611	67,452	48,497

Interest expense:
Interest-bearing transaction accounts	634	281	1,657	652
Money market accounts	5,104	2,942	13,436	7,031
Savings	17	8	42	23
Certificates of deposit:
$100 and over	3,993	2,013	8,390	4,799
Other	1,275	511	2,508	1,105
Subordinated debentures	624	317	1,692	866
Federal Home Loan Bank advances	683	343	2,195	1,241
Notes payable and other borrowings	195	37	294	96

Total interest expense	12,525	6,452	30,214	15,813

Net interest income	13,839	11,159	37,238	32,684
Provision for loan losses	240	408	1,777	1,420
Net interest income after provision for loan losses	13,599	10,751	35,461	31,264

Noninterest income:
Wealth Management revenue	3,468	1,472	10,018	4,155
Service charges on deposit accounts	603	533	1,636	1,553
Other service charges and fee income	157	119	419	348
Gain on sale of mortgage loans	95	145	165	247
Gain on sale of other real estate	—	91	—	91
Loss on sale of securities	—	(85)	—	(85)
Miscellaneous income	2	2	16	29

Total noninterest income	4,325	2,277	12,254	6,338

Noninterest expense:
Employee compensation and benefits	6,754	5,503	18,398	16,103
Occupancy	737	568	1,957	1,652
Furniture and equipment	317	212	806	572
Data processing	386	264	1,010	737
Other	2,758	1,978	7,395	5,349

Total noninterest expense	10,952	8,525	29,566	24,413

Minority interest in net income of consolidated subsidiary	(434)	—	(826)	—

Income before income tax expense	6,538	4,503	17,323	13,189
Income tax expense	2,357	1,625	6,242	4,723

Net income	$4,181	$2,878	$11,081	$8,466

Per share amounts:
Basic earnings per share	$0.37	$0.29	$1.03	$0.85
Basic weighted average common shares outstanding	11,397	10,083	10,787	10,017
Diluted earnings per share	$0.35	$0.27	$0.99	$0.80
Diluted weighted average common shares outstanding	11,823	10,782	11,190	10,668

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months ended September 30, 2006 (unaudited)

						Accumulated other comprehensive income (loss)

	Common Stock		Additional Paid in Capital				Total shareholders’ equity
				Unearned Compensation	Retained earnings
(in thousands, except shares)	Shares	Amount

Balance December 31, 2005	10,458,852	$105	$53,218	$(1,531)	$41,950	$(1,137)	$92,605

Net income					11,081		11,081
Unrealized gain on securities, net of tax						204	204
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	263	263

Total comprehensive income							11,548

Dividends declared ($0.045 per share)	—	—	—		(1,460)	—	(1,460)
Stock options exercised, including related tax benefit	77,636	1	1,218	—	—	—	1,219
Restricted stock unit activity	(2,073)	—	(44)	—	—	—	(44)
Acquisition of NorthStar Bancshares, Inc.	914,144	9	23,473				23,482
Issuance of common stock shares	3,381	—	86				86
Noncash compensation attributed to stock option grants	—	33	—	—	—		33
Noncash compensation attributed to restricted share units	—	—	696	—	—	—	696
Reclassification of unearned compensation to additional paid in capital	—	—	(1,531)	1,531	—	—	—

Balance September 30, 2006	11,451,940	$115	$77,149	$—	$51,571	$(670)	$128,165

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,

(in thousands)	2006	2005

Cash flows from operating activities:
Net income	$11,081	$8,466
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,193	807
Provision for loan losses	1,777	1,420
Net amortization of debt and equity securities	57	427
Amortization of intangible assets	792	135
Loss on sale of available for sale investment securities	—	85
Mortgage loans originated	(43,348)	(48,834)
Proceeds from mortgage loans sold	41,257	49,184
Gain on sale of mortgage loans	(165)	(247)
Gain on sale of other real estate	—	(91)
Excess tax benefit for nonqualified stock options	(274)	336
Noncash compensation for stock option grants & restricted share units	685	440
Changes in:
Accrued interest receivable	(949)	(877)
Accrued interest and other liabilities	(1,059)	296
Other, net	(1,135)	45

Net cash provided by operating activities	9,912	11,592

Cash flows from investing activities:
Cash paid for acquisition, net of cash and cash equivalents received	(7,323)	—
Net increase in loans	(101,278)	(78,626)
Purchases of available for sale debt and equity securities	(40,676)	(25,611)
Proceeds from sales of available for sale debt securities	—	19,274
Proceeds from redemption of equity securities	6,341	4,665
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	63,496	25,423
Proceeds from sales of other real estate	—	229
Recoveries of loans previously charged off	288	409
Purchases of fixed assets	(5,043)	(2,863)

Net cash used in investing activities	(84,195)	(57,100)

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing deposit accounts	(23,965)	9,441
Net increase in interest bearing deposit accounts	32,016	73,896
Proceeds from issuance of subordinated debentures	4,124	—
Proceeds from Federal Home Loan Bank advances	718,533	301,200
Repayments of Federal Home Loan Bank advances	(708,955)	(282,750)
Decrease in other borrowings	(8,041)	(2,640)
Proceeds from notes payable	10,000	—
Paydowns on notes payable	(5,500)	(250)
Cash dividends paid on common stock	(1,460)	(1,056)
Excess tax benefit for nonqualified stock options	274	—
Proceeds from the issuance of common stock	86	—
Proceeds from the exercise of common stock options	946	3,111

Net cash provided by financing activities	18,058	100,952

Net (decrease) increase in cash and cash equivalents	(56,225)	55,444
Cash and cash equivalents, beginning of year	118,911	28,480

Cash and cash equivalents, end of period	$62,686	$83,924

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,037	$15,397
Income taxes	5,447	4,736

Noncash transactions:
Common stock issued for acquisition of business	$23,482	—

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation

Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”.)  On July 5, 2006, EFSC completed its acquisition of NorthStar Bancshares Inc. and its wholly owned subsidiary, NorthStar Bank NA (collectively referred to as “NorthStar”.)  NorthStar was merged into and with Enterprise Bank & Trust on October 6, 2006.  For more information, please refer to Note 2 – Acquisitions included in this filing.

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

The consolidated financial statements include the accounts of the Company, Bank (100% owned), NorthStar (100% owned) and Millennium (60% owned).  Acquired businesses are included in the consolidated financial statements from the date of acquisition.  All material intercompany accounts and transactions have been eliminated.  Minority ownership interests are reported in our Consolidated Balance Sheets.  The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interest in net income of consolidated subsidiary” in our Consolidated Statements of Income.   For more information, please refer to “Minority Interest in Net Income of Consolidated Subsidiary” discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this filing.

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FAS No. 109, Accounting for Income Taxes.  The interpretation defines the threshold for recognizing the financial impact of uncertain tax positions in accordance with FAS 109.   A company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is “more-likely-than-not” of being sustained on audit based solely on the technical merits of the position on the reporting date. In evaluating whether the “more-likely-than-not” recognition threshold has been met, the Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term “more-likely-than-not” is defined as a likelihood of more than 50 percent.  Individual tax positions that fail to meet the recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.  The Interpretation is effective for reporting periods beginning after December 15, 2006.  The Company is evaluating the Interpretation and is presently unable to determine its overall impact on the Company’s consolidated financial statements or results of operations.

NOTE 2—ACQUISITIONS

Acquisition of NorthStar Bancshares

On July 5, 2006, the Company completed its acquisition of 100% of the total outstanding common stock of Kansas City-based NorthStar Bancshares, Inc and its wholly owned subsidiary NorthStar Bank NA for $36 million in EFSC common stock (80%) and cash (20%).  The acquisition served to expand the Company’s banking franchise in the greater Kansas City area.  The purchase price for the NorthStar business consisted of:

•	$8.0 million in cash;
•

1,091,500 unregistered shares of EFSC common stock valued at $28.0 million based on the average closing share price of EFSC common stock, as quoted on NASDAQ, for the 20 trading days ending two days prior to the acquisition date;

•	the assumption by EFSC of a line of credit note of NorthStar, in the principal amount of $3.2 million, which was paid in full by EFSC on the closing date.

While the stated purchase price of NorthStar Bancshares, Inc. was $36 million, approximately $4.5 million of the consideration is considered “contingent” and is held in an escrow account pending the collection of certain loans.  This effectively reduced loans and other real estate owned and increased goodwill on the balance sheet by the same amount.  In accordance with generally accepted accounting principles, approximately 177,000 shares of EFSC stock in the escrow account have not been credited to shareholders’ equity or in company average shares when reporting fully diluted earnings per share.  All shares issued by EFSC were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under said Act.  As a result, the shares issued for the acquisition are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The cash portion of the transaction was funded through internally generated funds and borrowing on the Company’s line of credit.  Subsequently, on July 28, 2006, the Company issued $4 million of trust preferred securities (“TRUPS”) through a newly formed affiliated statutory trust, as further discussed in Note 9 – Subordinated Debentures of this filing.  The TRUPS proceeds were used to pay off a portion of the line of credit borrowing.

At the time of the acquisition, on a consolidated basis, NorthStar Bancshares, Inc. had assets of $187.5 million, loans, net of unearned discount, of $167.2 million, deposits of $158.5 million and stockholders’ equity of $18.8 million.  The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date.  The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized.  Goodwill, which is not deductible for tax purposes, was $17.6 million.  Core deposit intangibles were approximately $2.4 million and will be amortized over ten years utilizing an accelerated method.  Core deposit intangibles are not deductible for tax purposes.  NorthStar was merged into and with Enterprise Bank & Trust on October 6, 2006.  Please refer to the Form 8-K filed by the Company on July 5, 2006 for more information.

Acquisition and Integration Costs

As of the consummation date, the Company accrued certain costs associated with the acquisition.  As of September 30, 2006, the accrued balance was $366,000 and is primarily related to amounts required to terminate several information technology contracts.   We expect to terminate the contracts and make the majority of these payments by December 31, 2006. As the obligation to make these payments was accrued at the consummation date, such payments will not have any impact on the consolidated statements of income.  The acquisition costs are reflected in Accounts payable and accrued expenses in the consolidated balance sheets.

Through September 30, 2006, the Bank has also incurred approximately $60,000 of integration costs associated with the acquisition that have been expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversion of NorthStar.

Reserved Credit Escrow

As part of the acquisition agreement, $4.5 million of the purchase price was deposited into a “Reserved Credit Escrow” account.  These funds are being held until the Bank or NorthStar receives principal payments or proceeds from the sale of several identified loans and other real estate.   These amounts are considered “contingent consideration” under U.S. GAAP and therefore, will not be recorded in common stock or additional paid in capital until the contingency is resolved.   The Reserved Credit Escrow amount will be released as follows:

•	Six months after closing (January 5, 2007), a pro rata amount of any proceeds collected on the escrowed loans will be paid to the NorthStar Bancshares shareholders.
•	Twelve months after closing (July 5, 2007), the remaining portion of any proceeds collected on the escrowed loans will be paid to the NorthStar Bancshares shareholders.

The Reserved Credit Escrow amount was split between Loans and Other Real Estate.  It is considered to be our best estimate, or fair value, of the specific assets.  As a result, the Loan and Other Real Estate amounts in the opening balance sheet were reduced by escrow amounts.

Impact of Allowance for Loan Losses

At the acquisition date, NorthStar allowance for loan losses was $3.1 million.  NorthStar’s allowance for loan losses as a percentage of total loans was 1.85%.  As a result, the allowance for loan losses for the Company, which includes both the Bank and NorthStar increased 10 basis points from 1.30% at June 30, 2006 to 1.40% at September 30, 2006.

Statement of Position 03-3 (“SOP 03-3”) – Accounting for Certain Loans or Debt Securities Acquired in a Transfer

SOP 03-3 applies to entities that acquire loans with evidence of deterioration of credit quality for which it is probable, at acquisition, that the acquiring enterprise will be unable to collect all contractually required payments receivable.  Components of SOP 03-3 include:

•	Loan loss allowance is not established at acquisition on these loans.
•	Future loan loss allowances should only reflect those losses incurred by the acquiring enterprise after acquisition.
•

After acquisition, SOP 03-3 requires the acquiring enterprise to recognize as interest income on a level-yield basis over the life of the loan (accretable yield) the excess of all cash flows expected at acquisition over the initial investment in the loan.

The Company has applied SOP 03-3 through the establishment of the Reserved Credit Escrow for loans with evidence of deterioration of credit quality.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible asset activity for the periods presented.

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2006	2005	2006	2005

Balance, beginning of period	$12,004	$1,938	$12,042	$1,938
Acquisition-related adjustments(1)	227	—	189	—
Goodwill acquired during period	17,573	—	17,573	—

Balance, end of period	$29,804	$1,938	$29,804	$1,938

(1) Acquisition-related adjustments include additional purchase accounting adjustments on the Millennium acquisition necessary to reflect additional valuation data since the acquisition date.

(in thousands)	Customer & Trade name Intangibles	Core Deposit Intangible	Net Intangible

Balance at December 31, 2005	$4,548	$—	$4,548
Intangible acquired during period	—	2,369	2,369
Amortization expense	(684)	(108)	(792)

Balance at end of period	$5,232	2,261	$6,125

The following table reflects the expected amortization schedule for the intangible assets (in thousands) at September 30, 2006.

Year	Amount

2006 remaining	$336
2007	1,321
2008	1,278
2009	1,235
2010	1,179
After 2010	775

$6,125

NOTE 4—EARNINGS PER SHARE

The following table shows the components of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except per share data)	2006	2005	2006	2005

Basic
Net income, as reported	$4,181	$2,878	$11,081	$8,466

Weighted average common shares outstanding	11,397	10,083	10,787	10,017

Basic earnings per share	$0.37	$0.29	$1.03	$0.85

Diluted
Net income	$4,181	$2,878	$11,081	$8,466
Expense related to dilutive stock options and appreciation rights, net of tax	—	—	—	17

	$4,181	$2,878	$11,081	$8,483

Weighted average common shares outstanding	11,397	10,083	10,787	10,017
Effect of dilutive stock options and restricted stock units	426	699	403	650

Diluted weighted average common shares outstanding	11,823	10,782	11,190	10,668

Diluted earnings per share	$0.35	$0.27	$0.99	$0.80

For the nine months ended September 30, 2005, 3,361 stock appreciation rights were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 5—SHARE-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  For the nine months ended September 30, 2006 and 2005, the Company recognized a tax benefit of $274,000 and $336,000, respectively, related to the exercise of non-qualified stock options as a component of paid-in capital. For the three and nine months ended September 30, 2005, the following table includes the disclosures required by Statement 123R and illustrates the pro forma impact on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for that period.  The impact of adopting SFAS 123R increased the compensation expense in the third quarter and first nine months of 2006 by $13,000 and $39,000, respectively, before income taxes, and had less than a $0.01 impact on basic and diluted earnings per share.

	Three months ended September 30,	Nine months ended September 30,

(In thousands, except per share data)	2005	2005

Net income, as reported	$2,878	$8,466
Add total stock-based employee compensation expense included in reported net income, net of tax	80	265
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(82)	(269)

Pro forma net income	$2,876	$8,462

Earnings per share:
Basic:
As reported	$0.29	$0.85
Pro forma	0.29	0.84
Diluted:
As reported	$0.27	$0.80
Pro forma	0.27	0.80

Stock Options

	Number Of Shares	Average Exercise Price	Weighted Average Contractual Term	Remaining Intrinsic Value

			(in years)	(in thousands)
Outstanding at December 31, 2005	901,528	$12.03	—
Granted	3,850	22.73	—
Exercised	(65,634)	12.95	—
Forfeited	—	—	—

Outstanding at September 30, 2006	839,744	$12.01	5.65	$15,832

Exercisable at September 30, 2006	826,432	$11.90	5.80	$15,666

The Company awarded 3,850 and 5,000 options, respectively during the nine months ended September 30, 2006 and 2005. The fair value of stock options granted in the three and nine months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Risk-free interest rate	—	—	4.36%	4.36%
Expected dividend rate	—	—	0.60%	0.60%
Expected volatility	—	—	50.45%	37.65%
Expected life (years)	—	—	10	10
Weighted-average grant-date fair value of options	—	—	$13.94	$9.68

Restricted Stock Units

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2005	95,613	$19.04
Granted	115,008	25.57
Vested	(385)	27.39
Forfeited	(2,713)	18.75

Unvested at September 30, 2006	207,523	$22.65

Compensation expense related to restricted stock units (“RSUs”) was $696,000 in the first nine months of 2006.  As of September 30, 2006, the total unrecognized compensation expense related to non-vested stock awards, including restricted stock units, was $3.9 million and the related weighted average period over which it is expected to be recognized is approximately 4 years.

Stock Appreciation Rights

Expense to record the market value of the stock appreciation rights (“SARS”) was $54,000 and $40,000 for the nine months ended September 30, 2006 and 2005, respectively.  During third quarter of 2006, the Bank paid $12,780 for vested SARS.

Moneta Plan

The Company recognized option-related expenses of $13,000 and $26,000 for the nine months ended September 30, 2006 and 2005, respectively with respect to options granted pursuant to an agreement with Moneta Group (“Moneta”.)  During second quarter of 2006, 13,502 Moneta options were exercised with a weighted average price of $10.71.

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Bank utilizes interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Bank to interest rate risk.  The accounting policies associated with derivative financial instruments are discussed further in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Cash Flow Hedges – Previously, the Bank entered into interest rate swaps to convert floating-rate loan assets to fixed rates.   Interest rate swaps with notional amounts of $30 million and $40 million under which the Bank received a fixed rate of 5.3425% and 5.4150% matured in March and April 2006, respectively.   As of September 30, 2006, the Bank has no outstanding cash flow hedges.

The net cash flows related to cash flow hedges decreased interest income on loans by $0 and $410,000 for the three and nine months ended September 30, 2006, respectively.  The net cash flows related to cash flow hedges decreased interest income on loans by $186,000 and $257,000 for the three and nine months ended September 30, 2005, respectively.

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

Fair Value Hedges – The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on certain brokered CDs and loans to a variable interest rate.  The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the one or three-month London Interbank Offered Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD or loan (hedged instrument.)

•

Brokered CD interest rate swaps - Under this swap agreement the Bank is to pay or receive interest semiannually.  Amounts to be paid or received are accounted for on an accrual basis and recognized as interest expense of the related liability. The net cash flows related to these hedges increased interest expense on certificates of deposit by $69,000 and $299,000 for the three and nine months ended September 30, 2006, respectively.  The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $116,000 and $226,000 for three and nine months ended September 30, 2005, respectively.  In addition, two swaps, each with a $10 million notional amount, under which the Bank received a fixed rate of 2.30% and 2.45% matured in February and April 2006, respectively.  At inception of the CD, the Company paid broker placement fees by reducing the proceeds received from the issued CD. The fees did not affect the inception value of the interest rate swap.  Placement fees are capitalized and amortized into interest expense over the life of the CD in a manner similar to debt issuance costs.

•

Loans – Under the swap agreements the Bank is to pay or receive interest monthly.  The net cash flows related to these hedges decreased interest income on loans by $500 and $1,700 for the three and nine months ended September 30, 2006, respectively.  One swap agreement is a forward rate lock hedging against rate increases between now and early 2007.  As a result, the cash flows for this swap will not begin until early 2007.

Fair value hedges are accounted for at fair value. At inception, each hedging transaction is evaluated against the eight criteria applicable to fair value hedges pursuant to paragraph 68 of SFAS No. 133.  No ineffectiveness is assumed for those swaps that qualify for the “shortcut method” under SFAS No. 133.  As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs or loans).  All changes in fair value are measured on a quarterly basis.  For the three and nine months ended September 30, 2006, there was ineffectiveness of approximately $35,700 in losses recorded in earnings related to fair value hedges that did not qualify for the shortcut method.

The following table summarizes the Bank’s derivative instruments at the periods indicated below.

(in thousands)	September 30, 2006	December 31, 2005

Cash Flow Hedges
Notional amount	$—	$70,000
Weighted average pay rate	—%	7.25%
Weighted average receive rate	—%	5.39%
Weighted average maturity in months	—	3
Unrealized loss related to interest rate swaps	$—	$(395)
Fair Value Hedges
Notional amount	$17,355	$30,000
Weighted average pay rate	6.16%	4.42%
Weighted average receive rate	5.04%	2.55%
Weighted average maturity in months	38	6
Unrealized loss related to interest rate swaps	$(218)	$(341)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments.  The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.  At September 30, 2006 and December 31, 2005, in connection with our interest rate swap agreements, we had pledged investment securities available for sale with a fair value of $2.5 million and $5.0 million, respectively.  At September 30, 2006 and December 31, 2005, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $196,300.

NOTE 7—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets.  At September 30, 2006, no amounts have been accrued for any estimated losses for these financial instruments.

The following table summarizes the contractual amount of off-balance-sheet financial instruments at the periods indicated below.

(in thousands)	September 30, 2006	December 31, 2005

Commitments to extend credit	$457,915	$346,205
Standby letters of credit	37,717	28,013

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee.  Of the total commitments to extend credit at September 30, 2006 and December 31, 2005, approximately $34.7 million and $10.5 million, respectively, represents fixed rate loan commitments.  Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining terms of standby letters of credit range from 1 month to 5 years at September 30, 2006.

NOTE 8—SEGMENT REPORTING

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

The majority of the Company’s assets and income result from the Banking segment.  The Bank is a full-service commercial bank with four St. Louis locations and two locations in the Kansas City region.  The NorthStar acquisition added four more branches in the Kansas City region.

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

Following are the financial results for the Company’s operating segments.

Balance Sheet Information

	At September 30, 2006

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Portfolio loans	$1,269,391	$—	$—	$1,269,391
Goodwill	19,511	10,293	—	29,804
Deposits	1,284,416	—	(2,466)	1,281,950
Borrowings	45,892	—	41,054	86,946
Total assets	1,490,615	16,515	1,045	1,508,175

	At December 31, 2005

Portfolio loans	$1,002,379	$—	$—	$1,002,379
Goodwill	1,938	10,104	—	12,042
Deposits	1,117,110	—	(866)	1,116,244
Borrowings	35,431	—	32,430	67,861
Total assets	1,269,212	16,253	1,503	1,286,968

Income Statement Information

	Three months ended September 30, 2006

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$14,528	$26	$(715)	$13,839
Provision for loan losses	240	—	—	240
Noninterest income	841	3,469	15	4,325
Noninterest expense	7,831	2,152	969	10,952
Minority interest	—	(434)	—	(434)

Income (loss) before income tax expense	7,298	909	(1,669)	6,538
Income tax expense (benefit)	2,631	327	(601)	2,357

Net income (loss)	$4,667	$582	$(1,068)	$4,181

	Three months ended September 30, 2005

Net interest income	$11,448	$18	$(307)	$11,159
Provision for loan losses	408	—	—	408
Noninterest income	791	1,472	14	2,277
Noninterest expense	6,305	1,318	902	8,525
Minority interest	—	—	—	—

Income (loss) before income tax expense	5,526	172	(1,195)	4,503
Income tax expense (benefit)	2,004	63	(442)	1,625

Net income (loss)	$3,522	$109	$(753)	$2,878

	Nine months ended September 30, 2006

Net interest income	$38,917	$77	$(1,756)	$37,238
Provision for loan losses	1,777	—	—	1,777
Noninterest income	2,203	10,018	33	12,254
Noninterest expense	20,249	6,611	2,706	29,566
Minority interest	—	(826)	—	(826)

Income (loss) before income tax expense	19,094	2,658	(4,429)	17,323
Income tax expense (benefit)	6,878	957	(1,593)	6,242

Net income (loss)	$12,216	$1,701	$(2,836)	$11,081

	Nine months ended September 30, 2005

Net interest income	$33,472	$53	$(841)	$32,684
Provision for loan losses	1,420	—	—	1,420
Noninterest income	2,121	4,155	62	6,338
Noninterest expense	18,205	3,612	2,596	24,413
Minority interest	—	—	—	—

Income (loss) before income tax expense	15,968	596	(3,375)	13,189
Income tax expense (benefit)	5,742	215	(1,233)	4,723

Net income (loss)	$10,226	$381	$(2,142)	$8,466

NOTE 9—SUBORDINATED DEBENTURES

Trust Preferred Securities - EFSC Capital Trust V

On July 28, 2006, EFSC Statutory Capital Trust V (“EFSC Trust V”), a newly formed Delaware statutory trust and subsidiary of EFSC, issued 4,000 floating rate Trust Preferred Securities at $1,000 per share to a Trust Preferred Securities Pool.   The floating rate is equal to three-month LIBOR + 1.60%, and is payable quarterly beginning September 15, 2006.  The TRUPS are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company.  The proceeds were invested in junior subordinated debentures of the Company.  The net proceeds to the Company from the sale of the junior subordinated debentures, were approximately $4 million.  The TRUPS mature on September 15, 2036.  The maturity date may be shortened to a date not earlier than September 15, 2011 if certain conditions are met.  The TRUPS are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.  The proceeds from the offering were used to partially fund the acquisition of NorthStar as discussed in Note 2 – Acquisitions of this filing.

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

Introduction

The following discussion describes significant changes in the financial condition of the Company that have occurred during the first nine months of 2006 compared to December 31, 2005.  In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.  This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2005.

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

Results of Operations

Net income for the three and nine months ended September 30, 2006 was $4.2 million and $11.1 million, an increase of 45% and 31%, respectively, compared to $2.9 million and $8.5 million for the same periods in 2005.  Fully diluted earnings per share for the three and nine months ended September 30, 2006 were $0.35 and $0.99, an increase of 30% and 24%, respectively, compared to $0.27 and $0.80 for the same periods in 2005.

On July 5, 2006 the Company completed its acquisition of NorthStar.  NorthStar’s results are included in the consolidated financial results of the Company since that date.  The purchase expanded our footprint in Kansas City, which was essential for us to become a larger “player” in that market.  Subsequent to announcing the acquisition, two senior bankers in the Kansas City market agreed to join our team.  These staffing additions along with the existing NorthStar associates and four additional locations are expected to provide a stronger platform for our banking and wealth management businesses in Kansas City.  Please refer to Note 2 – Acquisitions in this filing for more information related to the acquisition.

Financial Condition

Including NorthStar, portfolio loans were up $267 million or 27% from December 31, 2005.   The Bank’s portfolio loans grew by $116 million – a 15% annualized growth rate from December 31, 2005 and were up $141 million or 14% from September 30, 2005.  At September 30, 2006, portfolio loans related to NorthStar were $151 million.  The NorthStar loan balance excludes $3.4 million of loans that have been escrowed pending the collection of principal for certain loans.  See Note 2 – Acquisitions in this filing for more information.

The growth in loans in the first nine months of 2006 was strong in both of our primary markets and is in part a result of the addition of experienced relationship managers in both St. Louis and Kansas City.  The Bank continues to experience strong loan and deposit pricing competition in both markets.  We continue to monitor competitive trends and intend to remain disciplined in our pricing practices in order to maintain margins.

Including NorthStar, deposits were up $166 million, or 15% from December 31, 2005.  The Bank’s deposits increased by $10 million or 1% from December 31, 2005 and were up $103 million or 10% from September 30, 2005.  At September 30, 2006, deposits related to NorthStar were $156 million, including $61 million of Brokered CD’s.   We are intentionally not pursuing client-based higher rate certificate of deposits in our markets given the current interest rate environment, but continue to pursue lower cost transaction and relationship-based accounts primarily through our treasury management products and services.  We believe this may result in lower deposit growth than in the prior year.  The combined bank deposit mix remains favorable with demand deposits accounts representing 17% of total deposits in a competitive deposit rate environment.

We plan to continue utilizing FHLB advances and short-term brokered certificates of deposit to fund shortfalls due to loan demand.  Through September 30, 2006, we have utilized approximately $11 million in short-term FHLB advances and $30 million net in short-term brokered certificates of deposit to fund the loan demand.

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

The Company’s balance sheet and resulting net interest income is essentially neutral to changes in interest rates.  The shift in our loan portfolio over the past year toward a 50/50 split on fixed/floating percentages, along with higher levels of variable rate liabilities has naturally increased our protection against falling rates, which management deems prudent given the current economic environment.

Net interest income (on a tax-equivalent basis) was $14.1 million for the three months ended September 30, 2006, compared to $11.3 million for the same period of 2005, an increase of 24%.  Including NorthStar, average interest-earning assets increased $286 million, or 22% to $1.401 billion for the quarter ended September 30, 2006 compared to $1.115 billion for the same period in 2005.   For the quarter ended September 30, 2006, average interest-bearing liabilities (including NorthStar) increased $282 million, or 32% to $1.152 billion compared to $869 million for the quarter ended September 30, 2005.

The net interest rate margin (on a tax-equivalent basis) was 3.99% for the third quarter of 2006, compared to 4.03% in the same quarter of 2005.  The margin was negatively impacted by a refinement in the methodology of deferring direct loan origination costs.  This subsequently resulted in additional amortization costs and reduced the loan yield and net interest rate margin by approximately 17 basis points and 16 basis points, respectively.   Excluding this refinement, the net interest margin would have been 4.15% in the third quarter of 2006.

We continue to benefit from the repositioning of a portion of the investment portfolio during the second half of 2005, which has led to an increase in the yield on securities.   Competitor pricing and the interest rate environment continue to drive the cost of funds increases in money market and certificate of deposit rates.

Net interest income (on a tax-equivalent basis) was $37.9 million for the nine months ended September 30, 2006, compared to $33.1 million for the same period of 2005, an increase of 14%.  Including NorthStar, average interest-earning assets for the nine months ended September 30, 2006 were $1.257 billion, an increase of $184 million, or 17% over $1.073 billion, for the same period in 2005.

Average interest-bearing liabilities (including NorthStar) increased $187 million, or 22% to $1.021 billion for the nine months ended September 30, 2006 compared to $834 million for the nine months ended September 30, 2005.

Net interest rate margin (on a tax-equivalent basis) was 4.03% for the first nine months of 2006, down from 4.13% in the first nine months of 2005.  Increases in yields and cost of funds are similar to those described above.  Excluding the refinement for deferring direct loan origination costs, the net interest margin would have been 4.19% in the first nine months of 2006.

For more information see the “Rate/Volume” table below.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,

	2006			2005

(in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$1,228,450	$24,414	7.88%	$953,578	$16,176	6.73%
Tax-exempt loans(2)	32,282	677	8.32	19,359	445	9.12

Total loans	1,260,732	25,091	7.90	972,937	16,621	6.78
Taxable investments in debt and equity securities	114,933	1,190	4.11	90,045	717	3.16
Non-taxable investments in debt and equity securities(2)	1,120	13	4.61	1,521	15	3.91
Short-term investments	23,921	319	5.29	50,005	424	3.36

Total securities and short-term investments	139,974	1,522	4.31	141,571	1,156	3.24

Total interest-earning assets	1,400,706	26,613	7.54	1,114,508	17,777	6.33
Non-interest-earning assets:
Cash and due from banks	48,240			34,622
Other assets	72,854			23,220
Allowance for loan losses	(17,547)			(13,009)

Total assets	$1,504,253			$1,159,341

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$98,658	$634	2.55%	$84,379	$281	1.32%
Money market accounts	501,959	5,104	4.03	437,374	2,942	2.67
Savings	4,685	17	1.44	4,533	8	0.70
Certificates of deposit	443,288	5,267	4.71	285,998	2,524	3.50

Total interest-bearing deposits	1,048,590	11,022	4.17	812,284	5,755	2.81
Subordinated debentures	33,844	624	7.31	20,620	317	6.10
Borrowed funds	69,229	879	5.04	36,351	380	4.15

Total interest-bearing liabilities	1,151,663	12,525	4.31	869,255	6,452	2.94
Noninterest-bearing liabilities:
Demand deposits	213,953			199,787
Other liabilities	10,952			7,804

Total liabilities	1,376,568			1,076,846
Shareholders’ equity	127,685			82,495

Total liabilities & shareholders’ equity	$1,504,253			$1,159,341

Net interest income		$14,088			$11,325

Net interest spread			3.23%			3.39%
Net interest rate margin(3)			3.99%			4.03%

(1)

Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $667,000 and $414,000 for the quarters ended September 30, 2006 and 2005, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.  The tax-equivalent adjustments were $249,000 and $166,000 for the quarters ended September 30, 2006 and 2005, respectively.

(3)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,

	2006			2005

(in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$1,095,196	$62,174	7.59%	$940,099	$44,999	6.40%
Tax-exempt loans(2)	27,190	1,740	8.56	18,145	1,207	8.89

Total loans	1,122,386	63,914	7.61	958,244	46,206	6.45
Taxable investments in debt and equity securities	112,076	3,353	4.00	91,690	2,183	3.18
Non-taxable investments in debt and equity securities(2)	1,148	41	4.77	1,545	47	4.07
Short-term investments	21,509	786	4.89	21,881	512	3.13

Total securities and short-term investments	134,733	4,180	4.15	115,116	2,742	3.18

Total interest-earning assets	1,257,119	68,094	7.24	1,073,360	48,948	6.10
Non-interest-earning assets:
Cash and due from banks	44,522			33,867
Other assets	53,306			21,767
Allowance for loan losses	(15,023)			(12,641)

Total assets	$1,339,924			$1,116,353

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$102,561	$1,657	2.16%	$84,882	$652	1.03%
Money market accounts	480,072	13,436	3.74	422,026	7,031	2.23
Savings	4,214	42	1.33	4,464	23	0.69
Certificates of deposit	332,641	10,898	4.38	250,275	5,904	3.15

Total interest-bearing deposits	919,488	26,033	3.79	761,647	13,610	2.39
Subordinated debentures	31,912	1,692	7.09	20,620	866	5.62
Borrowed funds	69,131	2,489	4.81	51,808	1,337	3.45

Total interest-bearing liabilities	1,020,531	30,214	3.96	834,075	15,813	2.53
Noninterest-bearing liabilities:
Demand deposits	203,613			196,839
Other liabilities	9,055			6,667

Total liabilities	1,233,199			1,037,581
Shareholders’ equity	106,725			78,772

Total liabilities & shareholders’ equity	$1,339,924			$1,116,353

Net interest income		$37,880			$33,135

Net interest spread			3.28%			3.57%
Net interest rate margin(3)			4.03%			4.13%

(1)

Average balances include non-accrual loans.  The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $1,698,000 and $1,154,000 for the nine months ended September 30, 2006 and 2005, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.  The tax-equivalent adjustments were $642,000 and $451,000 for the nine months ended September, 2006 and 2005, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2006 Compared to 2005

	3 month Increase (decrease) due to			9 month Increase (decrease) due to

(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net

Interest earned on:
Loans	$5,165	$3,073	$8,238	$8,073	$9,102	$17,175
Nontaxable loans (3)	274	(42)	232	581	(48)	533
Taxable investments in debt and equity securities	227	246	473	543	627	1,170
Nontaxable investments in debt and equity securities (3)	(5)	3	(2)	(13)	7	(6)
Short-term investments	(281)	176	(105)	(9)	283	274

Total interest-earning assets	$5,380	$3,456	$8,836	$9,175	$9,971	$19,146

Interest paid on:
Interest-bearing transaction accounts	$55	$298	$353	$160	$845	$1,005
Money market accounts	484	1,678	2,162	1,078	5,327	6,405
Savings	—	9	9	(1)	20	19
Certificates of deposit	1,683	1,060	2,743	2,289	2,705	4,994
Subordinated debentures	234	73	307	559	267	826
Borrowed funds	403	96	499	528	625	1,153

Total interest-bearing liabilities	2,859	3,214	6,073	4,613	9,789	14,402

Net interest income	$2,521	$242	$2,763	$4,562	$182	$4,744

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.   The provision for loan losses in the third quarter of 2006 was $240,000, compared to $408,000 in the same quarter of 2005.  The decline in provision was due to lower loan growth during the quarter.  The allowance for loan losses as a percentage of total loans was 1.40% at September 30, 2006 compared to 1.30% at December 31, 2005 and 1.35% at September 30, 2005.  The increase is primarily the result of the effects of combining the NorthStar loan portfolio and related allowance for loan losses into that of the Bank.   Management believes that the allowance for loan losses is adequate.

Asset quality is solid. Non-performing loans were $6.2 million or 0.49% of total loans at September 30, 2006 versus 0.18% at September 30, 2005 and 0.14% basis points at December 31, 2005.     Twelve loan relationships, six of which relate to NorthStar, were placed on non-accrual status during the quarter.  The non-performing loans consist of individual borrowing relationships with cash flow constraints.  There are no industry specific concentrations and no single credit relationship represents more than $2 million.

Foreclosed real estate valued at $1.2 million represents three NorthStar properties that either had been foreclosed or were in the process of foreclosure at the acquisition date.  These properties consist of completed residential structures and improved lots, as well as, commercial property.  All properties are presently being marketed for resale either by residential real estate firms or by us utilizing our network of residential builders.

The following table summarizes changes in the allowance for loan losses for the periods presented.

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2006	2005	2006	2005

Allowance at beginning of period	$14,449	$12,769	$12,990	$11,665
Acquired allowance for loan losses	3,069	—	3,069	—
Loans charged off:
Commercial and industrial	17	—	317	67
Real estate:
Commercial	—	144	—	244
Construction	—	—	—	—
Residential	—	—	—	—
Consumer and other	2	1	2	15

Total loans charged off	19	145	319	326

Recoveries of loans previously charged off:
Commercial and industrial	63	110	268	187
Real estate:
Commercial	—	—	1	73
Construction	—	—	—	—
Residential	1	16	16	130
Consumer and other	2	10	3	19

Total recoveries of loans	66	136	288	409

Net loans charged off (recoveries)	(47)	9	31	(83)

Provision for loan losses	240	408	1,777	1,420

Allowance at end of period	$17,805	$13,168	$17,805	$13,168

Average loans	$1,260,732	$972,937	$1,122,386	$958,244
Total portfolio loans	1,269,391	976,804	1,269,391	976,804
Net recoveries to average loans	(0.01)%	0.00%	0.00%	(0.01)%
Allowance for loan losses to loans	1.40	1.35	1.40	1.35

The Bank had no loans 90 days past due still accruing interest at September 30, 2006 or December 31, 2005.  The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated.

(in thousands)	September 30, 2006	December 31, 2005

Non-accrual loans	$6,214	$1,421
Loans past due 90 days or more and still accruing interest	—	—
Restructured loans	—	—

Total noperforming loans	6,214	1,421
Foreclosed property	1,182	—

Total non performing assets	$7,396	$1,421

Total assets	$1,508,175	$1,286,968
Total loans	1,269,391	1,002,379
Total loans plus foreclosed property	1,270,573	1,002,379
Nonperforming loans to loans	0.49%	0.14%
Nonperforming assets to loans plus foreclosed property	0.58	0.14
Nonperforming assets to total assets	0.49	0.11
Allowance for loan losses to non-performing loans	286.53%	914.00%

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

In determining the allowance and the related provision for loan losses, three principal elements are considered:

1.	specific allocations based upon probable losses identified during a monthly review of the loan portfolio;
2.	allocations based principally on the Company’s risk rating formulas, and
3.	an unallocated allowance based on subjective factors

Based on quantitative and qualitative analysis of the above elements, provisions are made to the allowance for loan losses.  Such provisions are reflected in our consolidated statements of income.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Noninterest Income

Wealth Management revenue increased $2.0 million, or 136%, from $1.5 million in the third quarter of 2005 to $3.5 million for the same period of 2006.   The increase includes $1.9 million of commission income earned by Millennium in the third quarter of 2006.  Excluding one-time insurance gains, organic revenue from the Company’s Trust operations increased 17% over third quarter of 2005.  The Company’s ratio of fee income to total revenue was 24% versus 17% in the same period of 2005 as the Wealth Management segment continues to expand in line with the Company’s income diversification strategies.

Wealth Management assets under administration were $1.57 billion at September 30, 2006, a 21% increase over one year ago after adjusting for the $250 million in common trust fund assets that were distributed in December 2005 in accordance with a related contract.

For the nine months ended September 30, 2006, noninterest income was $12.3 million compared to $6.3 million for the same period in 2005.  Wealth management revenue increased $5.9 million, or 141%, to $10.0 million for the nine month period ended September 30, 2006, compared to $4.2 million for the same period in 2005 as a result of the reasons stated above.

Service charges on deposit accounts continue to be unchanged year over year due to a rising earnings credit rate on commercial accounts, which was offset by increased account activity.

Noninterest Expense

Our efficiency ratio, which expresses noninterest expense as a percentage of net interest income and other income, was 60.3% for third quarter of 2006, improved from 63.5% in the same quarter of 2005.

Noninterest expenses increased $2.4 million from $8.5 million in the third quarter of 2005 to $11.0 million in the same quarter of 2006.  Approximately $806,000 of the increase was related to the addition of Millennium (including amortization of intangibles.)   An additional $1.1 million of the increase was related to NorthStar (including amortization of intangibles.)

Quarter over quarter increases in employee compensation and benefits of $369,000 and $540,000 were related to Millennium and NorthStar, respectively.  Excluding Millennium and NorthStar, employee compensation and benefits increased 6.2%, or $342,000.  The increase is due to the salaries and related benefits of new senior level banking associates along with new associates in various areas of our organization including marketing, wealth management and other support areas. The additional costs are offset by declines in wealth management commissions and the deferral of direct loan origination costs.

The addition of Millennium and NorthStar contributed $57,000 and $120,000, respectively, to the increase in occupancy expense.

Furniture and equipment increases were due to the new St. Charles bank location, Millennium, NorthStar and the expansion of the Operations Center.

Data processing expenses increased due to upgrades to the Company’s AS400, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems.   Expenses incurred to upgrade NorthStar technology to our platform have been capitalized and will be amortized according to the Company’s depreciation policies.

Other noninterest expense includes $354,000 for Millennium expenses (including $228,000 for amortization of intangibles.)   Other noninterest expenses also includes $282,000 for NorthStar expenses (including $108,000 for amortization of intangibles.)  The remaining increase in other noninterest expense is related to increases in travel, meals and entertainment, charitable contributions and loan-related expenses along with increases in general operating expenses such as telephone, marketing, postage, and courier charges.

Noninterest expenses were $29.6 million in the nine months ended September 30, 2006, an increase of $5.2 million, or 21%, over the same period of 2005.  Approximately $2.5 million, or 48%, of the increase was related to the addition of Millennium (including amortization of intangibles.)   NorthStar represented $1.1 million of the increase (including amortization of intangibles.)  On a year-to-date basis, our efficiency ratio was 59.7%% and improved from 62.6% in the first nine months of 2005.

Minority Interest in Net Income of Consolidated Subsidiary

On October 21, 2005, the Company acquired a 60% controlling interest in Millennium.  The Company records the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income.  Contractually, the Company is entitled to a priority return of 23.1% pre-tax on its current $15 million investment in Millennium before the minority interest holders are entitled to any distributions.  The Company adjusted minority interest by $86,000 during the quarter in order to recognize its priority return in line with its contractual rights.  Year to date, the Company has adjusted minority interest by $544,000.  In effect, rather than receiving 40% of the earnings during the first nine months, the minority interest holders accrued 25%, while the Company accrued 75%.  Millennium’s business continued to expand despite operational issues with certain consolidating carriers and a tighter underwriting environment.  Case submissions were up substantially in August and September. Assuming that this trend continues and normal progression of submitted cases to paid status, we would expect Millennium to have a strong fourth quarter.

Income Taxes

The provision for income taxes was $2.4 million and $6.2 million for the three and nine months ended September 30, 2006 compared to $1.6 million and $4.7 million for the same periods in 2005.  The effective tax rates for the three and nine months ended September 30, 2006 were 36.1% and 36.0%, respectively.  The effective tax rates for the three and nine months ended September 30, 2005 were 36.1% and 35.8%, respectively.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due.  Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities.  Liquidity is also provided from sales of the securities portfolio, lines of credit with major banks, the Federal Reserve and the Federal Home Loan Bank, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks.

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

The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in the Bank as necessary, and satisfy other operating requirements.  The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $15 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures.  As of September 30, 2006, the Company has $34 million of outstanding subordinated debentures as part of five Trust Preferred Securities Pools.  These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Investment securities are an important tool to the Company’s liquidity objective.  As of September 30, 2006, the entire investment portfolio was available for sale.  Of the $115 million investment portfolio available for sale, $27.5 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements.  The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At September 30, 2006, on a combined basis, the Bank and NorthStar, had $157 million available from the Federal Home Loan Bank of Des Moines under blanket loan pledges, absent the Bank or NorthStar being in default of their respective credit agreements, and $161 million available from the Federal Reserve Bank under pledged loan agreements.  The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions, while NorthStar had $13 million available in the form of overnight federal funds lines from various banking institutions.  Finally, because the Bank plans to remain a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $458 million in unused loan commitments as of September 30, 2006.  While this commitment level would be very difficult to fund on a short term basis given the Company’s current liquidity resources, our experience is that the nature of these commitments are such that the likelihood of such a funding demand is very low.

The Company and its banking affiliates are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking affiliates must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The banking affiliate’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliates to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of September 30, 2006 and December 31, 2005, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

As of September 30, 2006 and December 31, 2005, both banking affiliates were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated.

(in thousands)	At September 30, 2006	At December 31, 2005

Tier I capital to risk weighted assets	9.53%	10.31%
Total capital to risk weighted assets	10.78%	11.55%
Leverage ratio (Tier I capital to average assets)	8.64%	8.75%
Tangible capital to tangible assets	6.26%	5.98%
Tier I capital	$126,965	$107,538
Total risk-based capital	$143,639	$120,528

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

Market risk arises from exposure to changes in interest rates and other relevant market or price risks.  The Company faces market risk in the form of interest rate risk through transactions other than trading activities.  Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods.  The Company uses financial modeling techniques to measure interest rate risk.  These techniques measure the sensitivity of future earnings due to changing interest rate environments.  Guidelines established by the Asset/Liability Management Committees and approved by the Boards of Directors are used to monitor exposure of earnings at risk.  General interest rate movements are used to develop sensitivity as the banking affiliate feels it has no primary exposure to a specific point on the yield curve.  These limits are based on the banking affliate’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2006.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

Interest-Earning Assets
Investments in debt and equity securities	$2,047	$35,604	$38,016	$28,923	$3,176	$7,094	$114,860
Interest-bearing deposits	1,214	—	—	—	—	—	1,214
Federal funds sold	6,959	—	—	—	—	—	6,959
Loans	805,386	157,112	101,698	92,271	69,277	43,647	1,269,391
Loans held for sale	5,268	—	—	—	—	—	5,268

Total interest-earning assets	$820,874	$192,716	$139,714	$121,194	$72,453	$50,741	$1,397,692

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$608,669	$—	$—	$—	$—	$—	$608,669
Certificates of deposit	345,608	58,329	16,461	23,293	6,922	—	450,613
Subordinated debentures	24,744	—	—	—	10,310	—	35,054
Other borrowings	21,982	150	5,050	5,650	1,100	17,961	51,893

Total interest-bearing liabilities	$1,001,003	$58,479	$21,511	$28,943	$18,332	$17,961	$1,146,229

Interest-sensitivity GAP
GAP by period	$(180,129)	$134,237	$118,203	$92,251	$54,121	$28,656	$251,463

Cumulative GAP	$(180,129)	$(45,892)	$72,311	$164,562	$218,683	$251,463	$251,463

Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.82	3.30	6.50	4.19	3.95	2.83	1.22
Cumulative GAP	0.82	0.96	1.07	1.15	1.20	1.22	1.22

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.  There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls or in the other factors that have materially affected, or are reasonably likely to materially affect, those controls.

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

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

a)

On July 5, 2006, the Company issued 1,091,500 of unregistered common stock in conjunction with the acquisition of NorthStar.  All shares issued by EFSC were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under said Act.  Of such shares, approximately 274,000 shares are being retained in escrow pending resolution of certain matters under the agreement.

b)	Not applicable.

c)	The Company has authorized the repurchase of up to 500,000 shares of its common stock. There were no repurchases of the Company’s common stock during the quarter ended September 30, 2006.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description

*4.1	Indenture dated July 28, 2006 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Subordinate Deferrable Interest Debenture due September 15, 2036.

*4.2	Floating Rate Junior Subordinate Deferrable Interest Debenture due September 15, 2036.

*4.3	Amended and Restated Declaration of Trust of EFSC Capital Trust V dated July 28, 2006.

*4.4	Guarantee Agreement between Registrant and Wilmington Trust dated July 28, 2006.

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

*32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 9, 2006.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner

Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo

Frank H. Sanfilippo
Chief Financial Officer