Form 10-K
period 2006-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2007-03-15
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:	☐	Accelerated filer:	☒	Non-accelerated filer:	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $297,931,197, based on the closing price of the common stock of $29.75 on February 21, 2007, as reported by the NASDAQ National Market.

As of February 21, 2007, the Registrant had outstanding 11,769,854 of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the 2007
Annual Meeting of Shareholders.

ENTERPRISE FINANCIAL SERVICES CORP
2006 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”: and similar words, although some forward-looking statements are expressed differently.  You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel and technological developments; all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Other factors that could cause results to differ from expected results include the acquisition of Millennium, the integration of our recent acquisition of NorthStar and our recent acquisition of Clayco, all of which could result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

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

PART I

ITEM 1: BUSINESS

General

Enterprise Financial Services Corp (“EFSC” or “the Company”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri.  At December 31, 2006, our wholly owned subsidiary, Enterprise Bank & Trust (“Enterprise” or “the Bank”), a Missouri chartered trust company with banking powers, was the largest publicly held bank, in asset size, headquartered in St. Louis, Missouri, with $1.5 billion in assets. Enterprise is a regional bank primarily serving the St. Louis and Kansas City metropolitan areas.

The Company’s stated mission is “to guide our clients to a lifetime of financial success.”  We have established an accompanying corporate vision “to build an exceptional company that clients value, shareholders prize and where our associates flourish.” These tenets are fundamental to the Company’s business strategies and operations.

Enterprise is highly focused on serving the needs of private businesses, their owner families and other professionals. This is achieved through two primary lines of business: commercial banking and wealth management.  We offer full product lines in each line of business.

The commercial banking line of business offers a broad range of business and personal banking services.  Lending services include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate, and consumer loans.  A wide variety of deposit products and a complete suite of treasury management services complement our lending capabilities.

The wealth management line of business provides fee-based corporate and personal financial consulting, advisory and trust services to our target markets.  Corporate consulting services are focused in the areas of retirement plans, management compensation and management succession planning.  Personal financial consulting includes estate planning, investment management and retirement planning. In 2005, we acquired controlling interest in Millennium Brokerage Group, LLC (“Millennium”), a life insurance advisory and brokerage operation serving life agents, banks, CPA firms, property and casualty groups and financial advisors.  Millennium’s capabilities, market reach and industry presence have significantly enhanced our wealth management business line and opened new wholesale marketing opportunities for the Company while expanding our fee income sources.

Our executive offices are located at 150 North Meramec, Clayton, MO 63105 and our telephone number is (314) 725-5500.

Available Information

The Company’s Internet website is www.enterprisebank.com.  Various reports provided to the Securities and Exchange Commission (“SEC”), including our annual reports, quarterly reports, current reports and proxy statements are available free of charge on our website. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.

2006 Acquisitions

On July 5, 2006, the Company completed the acquisition of North Star Bancshares, Inc. and its wholly owned subsidiary, NorthStar Bank N.A. (“NorthStar”), a $187.5 million banking company in Kansas City, MO, for $36.0 million in EFSC stock and cash. NorthStar Bancshares, Inc. was merged into Enterprise Financial Services Corp on the acquisition date. In October 2006, we successfully integrated NorthStar’s systems and accounts into Enterprise Bank & Trust’s and converted four of five NorthStar branches to Enterprise branches.  One NorthStar branch was closed.

As a result of the NorthStar acquisition, at December 31, 2006 the Bank’s assets in the Kansas City market grew to approximately $400.0 million, operating from six branches.

On November 22, 2006, the Company entered into a definitive agreement to acquire Kansas City-based Clayco Banc Corporation (“Clayco”) for $37.0 million in EFSC stock and cash.  Clayco is the parent company of the $201.9 million Great American Bank (“Great American”) with branches in DeSoto, KS and Claycomo, MO.  The transaction closed on February 28, 2007.  We do not expect to integrate Great American into Enterprise Bank & Trust until early 2008.

With the acquisition of Clayco, assets in the Kansas City market will total approximately $600.0 million – roughly a threefold increase since year-end 2005.

See Note 2 – Acquisitions and Note 4 - Subsequent Events in this filing for more information.

Business Strategy

Our general business strategy is to generate superior shareholder returns by concentrating on private businesses, their owner families and other success-minded individuals and providing comprehensive financial services through banking and wealth management lines of business.

Key success factors in pursuing this strategy include a focused and relationship-oriented distribution and sales approach, emphasis on growing wealth management revenues, aggressive credit and interest rate risk management, advanced technology and tightly managed expense growth.

Building long-term client relationships – The Bank’s historical growth strategy has been client relationship driven. The Bank continuously seeks to add clients who fit our target market of business owners and associated families. Those relationships are maintained, cultivated and expanded over time.  This strategy enables the Bank to attract clients with significant and growing borrowing needs, in tandem with the Bank’s increasing capacity to fund client loan requests. The Bank’s officers are typically highly experienced and trained to establish and develop long-term relationships. As a result of its long-term relationship orientation, the Bank is able to fund loan growth primarily with core deposits from its business and professional clients.  This is supplemented by borrowing from the Federal Home Loan Bank, and by issuing brokered certificates of deposits, priced at or below the Bank’s alternative cost of funds.

Growing Trust business – Enterprise Trust, a division of the Bank, has grown to $1.6 billion in assets under administration in eight years by offering fiduciary and financial advisory services.  We employ a full complement of attorneys, certified financial planners, estate planning professionals, as well as other investment professionals who offer a broad range of services for business owners and high net worth individuals.  Employing an intensive, personalized methodology, Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them. Consistent with the Company’s long-term relationship strategy, Trust representatives maintain close contact with clients ensuring follow up, discipline, and appropriate adjustments as circumstances change. The results have been excellent, as measured by client satisfaction, rapid growth, and contributions to Company earnings.

Wholesale distribution opportunities – Historically, we have distributed products and services directly to clients through local offices of the Bank. However, the application of newer technologies to the delivery of bank and trust products, coupled with the increasing trend toward consolidation of financial services, has created an opportunity for the Company to pursue a wholesale distribution strategy to complement our direct operations.  In a wholesale arrangement, Enterprise distributes products and services indirectly to clients through an intermediary, such as another bank, financial services firm or financial advisor.

Our acquisition of Millennium is one example of how we are executing our wholesale strategy.  Millennium provides life insurance products and related consulting services to other independent life insurance agents, CPA firms, banks, property & casualty insurance agents and financial advisors.

As another component of this wholesale strategy, the Company has applied to the Office of Thrift Supervision for a federal savings bank charter with trust-only authority.  This charter, if approved, will allow the Company to offer its trust advisory and fiduciary services, through both direct and wholesale distribution, on a nationwide basis.

The Bank also offers selected deposit products through several existing wholesale distribution arrangements.

Capitalizing on technology – We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, checks and document imaging, as well as a 24–hour voice response system.  Other services currently offered by the Bank include controlled disbursements, repurchase agreements and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, often creating a competitive advantage over larger, nationwide banks. Technology is also utilized extensively in internal systems, operational support functions to improve customer service, and management reporting and analysis.

Maintaining asset quality – Senior Management and the head of Credit administration monitor our asset quality through regular reviews of loans.  In addition, the loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the audit committee of our board of directors.

The Bank’s investment policy is designed to enhance its net income and return on equity through: prudent management of risk; ensuring liquidity to meet cash-flow requirements; managing interest rate risk; ensuring availability of collateral for public deposits, advances and repurchase agreements; and to seek asset diversification. Through our Asset/Liability Management Committee (“ALCO”), Bank liquidity is managed by structuring the maturity dates of investments to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads.  Accordingly, the ALCO monitors the sensitivity of assets and liabilities with respect to changes in interest rates and maturities and directs the overall acquisition and allocation of funds. ALCO also utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the re-pricing, maturity and option characteristics of certain assets and liabilities.

Expense management – The Company is focused on leveraging its current expense base and measures the “efficiency ratio” as a benchmark for improvement.  The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus no interest income).  Continued improvement is targeted to maintain strong earnings per share growth and generate higher returns on equity.

Market Areas and Approach to Geographic Expansion

The Bank has four banking facilities in St. Louis metropolitan area.  The St. Louis region enjoys a stable, diverse economic base and is ranked the 18th largest MSA in the United States. It is an attractive market for us with nearly 60,000 privately held businesses and over 80,000 households with investible assets of $1.0 million or more. As noted previously, we are the largest publicly-held, locally headquartered bank in this market.

In 2006 the Company substantially strengthened its market position in Kansas City.  Kansas City is also a rich private company market with over 48,000 businesses and over 54,000 households with investible assets of $1.0 million or more.  As mentioned previously, the Company almost doubled its size in Kansas City in 2006. The planned acquisition of Clayco Banc Corporation will increase the Company’s assets in the Kansas City market to roughly $600.0 million on a pro-forma basis, making Enterprise one of the fastest growing banks in the Kansas City market.

The Company, as part of its expansion effort, plans to continue its strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service.

By virtue of its Millennium subsidiary and other wholesale distribution operations, subject to applicable regulatory restrictions, the Company provides services beyond St. Louis and Kansas City in markets across the United States.

Competition

The Company and its subsidiaries operate in highly competitive markets.  Our geographic markets are served by a number of large multi-bank holding companies with substantial capital resources and lending capacity.  Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, both the St. Louis and Kansas City markets are experiencing an increase in de novo banks, which have either opened or are in the application stage.  In addition to other financial holding companies and commercial banks, we compete with credit unions, investment managers, brokerage firms, and other providers of financial services and products.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are intended to protect depositors, and shareholders to some extent.  To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company.  The numerous regulations and policies promulgated by the regulatory authorities create a difficult and ever-changing atmosphere in which to operate.  The Company and the Bank commit substantial resources in order to comply with these statutes, regulations and policies. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Millennium and the investment management industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations such as the National Association of Securities Dealers, Inc. (“NASD”). The Securities and Exchange Commission is the federal agency that is primarily responsible for the regulation of investment advisers.  Millennium is licensed to sell insurance, including variable insurance policies, in various states and is subject to regulation by the NASD.  This regulation includes supervisory and organizational procedures intended to assure compliance with securities laws, including qualification and licensing of supervisory and sales personnel and rules designed to promote high standards of commercial integrity and fair and equitable principles of trade.

The Holding Company

The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).  As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.  In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act.  See “Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy and “Enterprise Bank – Community Reinvestment Act” below for more information on Community Reinvestment.

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

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”). The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws.  The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

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

Enterprise Bank & Trust

The Bank is a Missouri trust company with banking powers.  It is not a member of the Federal Reserve System. The Missouri Division of Finance and the Federal Deposit Insurance Corporation (“FDIC”) are primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.  The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

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

Check 21: The Check Clearing for the 21st Century Act (“Check 21”) was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check clearing.  The law facilitates check clearing by creating a new negotiable instrument called a substitute check, which permits banks to clear original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check is the legal equivalent of the original check and includes all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks.

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

ITEM 1A: RISK FACTORS

At any given time, the Company is subject to any number of risk factors that may affect the market price of the Company’s stock.  Some of the specific risks include the following:

The Bank’s allowance for loan losses may be inadequate, which could impair our earnings.  The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and if the Bank is required to increase its reserve, current earnings will be reduced. Our experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Bank to charge-off the defaulted loan or loans. We provide for losses by reserving what we believe to be an adequate amount to absorb any probable inherent losses. A charge-off reduces the Bank’s allowance for loan losses. If the Bank’s reserves were insufficient, it would be required to increase reserves by recording a larger provision for loan losses, which would reduce earnings for that period.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which in turn may negatively affect the Company’s income and growth. Demand for loans may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values or increases in interest rates. These factors could depress our earnings and consequently our financial condition because:

•	customers may not want or need the Company’s products and services;
•	borrowers may not be able to repay their loans;
•	the value of the collateral securing the Bank’s loans to borrowers may decline; and
•	the quality of the Bank’s loan portfolio may decline.

Any of these scenarios could cause an increase in delinquencies and non-performing assets or require us to charge-off a percentage of loans and/or increase the provisions for loan losses, which would reduce our earnings.

A prolonged flat or inverted yield curve may reduce our net income and cash flows.  The interest rate yield curve is normally upward sloping where absolute interest rates are higher as the maturity of the financial instrument lengthens. During 2006, the curve became inverted where rates were lower on longer-term maturities. If this condition persists throughout 2007, we will likely experience continued compression of our interest rate spread and related net interest rate margin, which would have a negative impact on our profitability.

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

A real estate downturn in our geographic markets could hurt our business because a majority of our loans are secured by real estate.  If real estate prices decline the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished and we would likely suffer losses on defaulted loans.  As of December 31, 2006, approximately 60% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Missouri and Kansas. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

Recent supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of business.   The office of the Comptroller of the Currency, The Board of Governors of the Federal Reserve System and the FDIC recently finalized joint supervisory guidance on sound risk management practices for concentrations in commercial real estate lending.  The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of the community.

Our commercial real estate portfolio as of December 31, 2006 meets the definition of a commercial real estate concentration as set forth in the guidelines. If our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

Recent and possible future acquisitions could involve risks and challenges that could adversely affect our ability to achieve our profitability goals for acquired businesses or realize anticipated benefits of those acquisitions. We have experienced strong growth in the past several years and our strategy of future growth, while not dependent on, might include the acquisition of banking branches, other financial institutions and other wealth management companies.  However, we cannot assure investors that we will be able to identify suitable future acquisition opportunities or finance and complete any particular acquisition, combination or other transaction on acceptable terms and prices.  There can be no assurance that we will be able to develop and integrate acquired businesses without adversely affecting our financial performance.  In addition, all acquisitions involve a number of risks and challenges that could adversely affect our ability to achieve anticipated benefits of acquisitions.

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

Future Government Regulation Could Hinder Future Performance.  The Company is a registered financial holding company under the Bank Holding Company Act of 1956.  Accordingly, both the Company and the Bank are subject to extensive government regulation, legislation and control.  These laws limit the manner in which the Company operates.  Management cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls.  Changes in authoritative accounting guidance by the

Financial Accounting Standards Board or other regulatory agencies could affect the Company in ways that are not currently determinable.  Management cannot predict how any of these changes would adversely affect the Company’s business.

Federal and state law limits the Company’s ability to declare and pay dividends.  In addition, the Board of Governors of the Federal Reserve System may impose restrictions on the Company’s ability to declare and pay dividends on its common stock.

Employees

At December 31, 2006 we had approximately 329 full-time equivalent employees. None of the Company’s employees is covered by a collective bargaining agreement.  Management believes that its relationship with its employees is good.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities

Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105.  As of December 31, 2006, we had four banking locations in the St. Louis metropolitan area and six banking locations in the Kansas City metropolitan area.  The Bank owns two of the banking facilities and leases the remainder.  In March 2006, the Company purchased its operations center located in St. Louis County, Missouri.  The terms of the leases expire between 2009 and 2017 and most of the leases include one or more renewal options of 5 years.  All the leases are classified as operating leases. We believe all our properties are in good condition.

Wealth management facilities

Enterprise Trust, a division of the Bank has offices in St. Louis and Kansas City.  Expenses related to the space used by Enterprise Trust are allocated to the Wealth Management segment.

As of December 31, 2006, Millennium had 13 locations in 11 states throughout the United States.  The executive offices are located in Nashville, TN. None of the locations is owned by Millennium.  The leases are classified as operating leases and expire in various years through 2011.

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

No matters were submitted to a vote of security holders in the quarter ended December 31, 2006.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASE OF EQUITY SECURITIES

Effective February 8, 2005, the Company’s common stock began trading on the NASDAQ National Market under the symbol “EFSC”.  Prior to that date, the common stock was not traded on an exchange but was traded on the Over-The-Counter Bulletin Board. Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock.  There may have been other transactions at prices not known to the Company.  As of February 21, 2007, the Company had 835 common stock shareholders of record and a market price of $29.75 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2006				2005

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

High	$33.87	$31.29	$28.49	$27.40	$23.17	$25.87	$24.71	$20.75
Low	29.54	25.46	24.88	22.73	19.58	20.77	18.80	18.17
Dividends declared	0.045	0.045	0.045	0.045	0.035	0.035	0.035	0.035

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

Common Stock

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, par value $0.01 per share. The Company has asked the shareholders to increase the number of authorized common shares to 30,000,0000. The shareholders will vote on this matter at the 2007 Annual Meeting.  Please see the Company’s Proxy Statement for its 2007 annual meeting to be held on Wednesday, April 18, 2007 for more information.

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

The Company has authorized the repurchase of up to 500,000 shares of its common stock.  In the quarter ended December 31, 2006, the Company repurchased no shares of its common stock.

See Note 17 – Compensation Plans in this filing for information about securities authorized for issuance under equity compensation plans.

The following Stock Performance Graph and related information should not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such performance be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company’s cumulative total shareholder return on its common stock from December 31, 2001 through December 31, 2006.  The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index.  The graph assumes an investment of $100.00 in the Company’s common stock and each index on December 31, 2001 and reinvestment of all quarterly dividends.  The investment is measured as of each subsequent fiscal year end.  There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

STOCK PERFORMANCE GRAPH

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Enterprise Financial Services	100.00	109.41	123.27	163.97	202.36	292.56
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2006.  This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year ended December 31,

(in thousands, except per share data)	2006	2005	2004	2003	2002

EARNINGS SUMMARY:
Interest income	$94,418	$68,108	$48,893	$43,245	$45,207
Interest expense	43,141	23,541	12,169	10,544	14,343

Net interest income	51,277	44,567	36,724	32,701	30,864
Provision for loan losses	2,127	1,490	2,212	3,627	2,251
Noninterest income	16,916	8,967	7,122	10,091	5,366
Noninterest expense	41,394	34,324	29,331	28,215	27,364
Minority interest in net income of consolidated subsidiary	(875)	(113)	—	—	—
Income before income taxes	23,797	17,607	12,303	10,950	6,615
Income taxes	8,325	6,312	4,088	4,025	1,614

NET INCOME	$15,472	$11,295	$8,215	$6,925	$5,001

PER SHARE DATA:
Net income per share-basic	$1.41	$1.12	$0.85	$0.72	$0.53
Net income per share-diluted	1.36	1.05	0.82	0.70	0.52
Cash dividends per share	0.18	0.14	0.10	0.08	0.07
Book value per share	11.52	8.85	7.44	6.80	6.19
BALANCE SHEET DATA:
Year end balances:
Loans	$1,311,723	$1,002,379	$898,505	$783,878	$679,799
Allowance for loan losses	16,988	12,990	11,665	10,590	8,600
Goodwill	29,983	12,042	1,938	1,938	1,938
Intangibles, net	5,789	4,548	135	315	475
Assets held for sale	—	—	—	—	36,401
Assets	1,535,587	1,286,968	1,059,950	907,726	877,251
Deposits	1,315,508	1,116,244	939,628	796,400	716,314
Subordinated debentures	35,054	30,930	20,620	15,464	15,464
Borrowings	40,752	36,931	20,164	24,147	31,823
Liabilities held for sale	—	—	—	—	50,053
Shareholders’ equity	132,994	92,605	72,726	65,388	58,810
Average balances:
Loans	1,159,110	964,259	847,270	738,572	693,551
Earning assets	1,300,378	1,100,559	967,854	825,973	779,194
Assets	1,385,726	1,148,691	1,008,022	868,303	820,730
Interest-bearing liabilities	1,055,520	859,912	748,434	647,087	629,651
Shareholders’ equity	113,000	81,511	68,854	63,175	55,361
SELECTED RATIOS:
Return on average equity	13.69%	13.86%	11.93%	10.96%	9.03%
Return on average assets	1.12	0.98	0.81	0.80	0.61
Efficiency ratio	60.70	64.12	66.90	65.94	75.53
Average equity to average assets	8.15	7.10	6.83	7.28	6.75
Yield on average interest-earning assets	7.33	6.25	5.10	5.29	5.84
Cost of interest-bearing liabilities	4.09	2.74	1.63	1.63	2.28
Net interest rate spread	3.24	3.51	3.47	3.66	3.56
Net interest rate margin	4.01	4.11	3.84	4.01	4.00
Nonperforming loans to total loans	0.49	0.14	0.20	0.20	0.57
Nonperforming assets to total assets	0.52	0.11	0.18	0.17	0.46
Net chargeoffs to average loans	0.10	0.02	0.13	0.22	0.14
Allowance for loan losses to total loans	1.30	1.30	1.30	1.35	1.27
Dividend payout ratio - basic	12.78	12.58	11.76	11.11	13.21

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

The objective of this section is to provide an overview of the financial condition and results of operations of the Company for the three years ended December 31, 2006.  It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected.  The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 – Significant Accounting Policies in this filing.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio.  The allowance is based on management’s continuing review and evaluation of the loan portfolio.   The review and evaluation combines several factors including: consideration of past loan loss experience; trends in past due and nonperforming loans; risk characteristics of the various classifications of loans; existing economic conditions; the fair value of underlying collateral; and other qualitative and quantitative factors which could affect probable credit losses.

Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  These agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.  The Company believes the allowance for loan losses is adequate and properly recorded in the consolidated financial statements.

Derivative Financial Instruments

The Company uses derivative financial instruments to assist in managing interest rate sensitivity.  The derivative financial instruments used are interest rate swaps.  Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements.  Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction.  Fair values are generally based on market quotes.  The accounting for changes in fair value (gains or losses) of a derivative depends on whether the derivative is designated and qualifies for “hedge accounting.”  In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”) Accounting for Derivative Instruments and Hedging Activities, the Corporation assigns derivatives to one of these categories at the purchase date:

•

Cash Flow Hedges – Derivatives designated as cash flow hedges are accounted for at fair value.  The effective portion of the change in fair value is recorded net of taxes as a component of other comprehensive income (“OCI”) in shareholders’ equity.  Amounts recorded in OCI are subsequently reclassified into interest expense when the underlying transaction affects earnings.  The ineffective portion of the change in fair value is recorded in noninterest income.  The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

•

Fair Value Hedges – Derivatives designated as fair value hedges, the fair value of the derivative instrument and related hedged item are recognized through the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income. All changes in fair value are measured on a quarterly basis.  The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

•

Non-Designated Hedges – Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes.  These non-designated derivatives were entered into to provide interest rate protection on net interest income but do not meet hedge accounting treatment.  Changes in the fair value of these instruments are recorded in interest income at the end of each reporting period.

The judgments and assumptions most critical to the application of this accounting policy are those affecting the estimation of fair value and hedge effectiveness.  Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting.  Greater inefficiency and discontinuation of hedge accounting can result in increased volatility in reported earnings.  For cash flow hedges, this would result in more or all of the change in the fair value of the affected derivative being reported in income. For fair value hedges, this would result in less or none of the change in the fair value of the derivative being offset by changes in the fair value of the underlying hedged asset or liability.

Deferred Tax Assets

The Company accounts for income taxes under the asset/liability method.  Deferred tax assets and liabilities are recognized for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance.  A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  In this case, the Company would adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that the determination is made.  Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets according to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets.”  The Company tests goodwill and intangible assets for impairment on an annual basis.  Such tests involve the use of estimates and assumptions.  Management believes that the assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect our assumptions.  Intangible assets other than goodwill, such as core deposit intangibles, that are determined to have finite lives are amortized over their estimated remaining useful lives.

The 2006 impairment evaluation of the goodwill and intangible balances did not identify any potential impairment; therefore, no goodwill or intangible impairment was recorded in 2006.  See Note 9 – Goodwill and Intangible Assets in this filing for more information.

EXECUTIVE SUMMARY

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

Net income increased 37% to $15.5 million, or $1.36 per fully diluted share compared to $11.3 million or $1.05 per fully diluted share in 2005.  Our four-year annual compound growth rate in earnings per share exceeded 27%.

Banking – During 2006, our banking line of business posted strong loan and deposit growth. We believe this is especially impressive in light of the intense banking competition in St. Louis and Kansas City.  As some of the newer banks struggled to gain momentum and the larger banks sought to retain market share, we saw a good deal of aggressive loan and deposit pricing. Throughout 2006, we remained disciplined in our pricing practices in order to maintain our interest rate margin above 4.0%.  We are confident in our ability to compete successfully in this increasingly competitive environment.

While organic growth remains our primary objective, during 2006, we announced two acquisitions:

•

NorthStar Bancshares, Inc. – On July 5, 2006 the Company completed its acquisition of NorthStar Bancshares, Inc. and it’s wholly owned subsidiary, NorthStar Bank, N.A.  On October 6, 2006, NorthStar Bank was merged into the Bank.  The NorthStar purchase expanded our footprint in Kansas City, which was essential for us to become a larger “participant” in that market.  Subsequent to announcing the acquisition, two senior bankers in the Kansas City market agreed to join our team.  The NorthStar acquisition contributed $154 million in loans and $146 million in deposits.

•

Clayco Banc Corporation – On November 22, 2006 the Company executed an agreement to acquire Clayco Banc Corporation and its wholly owned banking subsidiary, Great American Bank for approximately $37.0 million in cash and stock.  Clayco is headquartered in DeSoto, Kansas and operates two banking offices, one in DeSoto, Kansas and one in Claycomo, Missouri.  The transaction closed on February 28, 2007.

The staffs and branches of these organizations are expected to provide a stronger platform for our banking and wealth management businesses in Kansas City.  Please refer to Note 2 – Acquisitions and Note 4 – Subsequent Events in this filing for more information related to the acquisitions.

Below is a summary of 2006 banking highlights:

•

Loans – Total portfolio loans grew by $309 million, or 31% and ended the year at $1.3 billion.  During 2006, organic loan growth (from original units of the Bank) grew $155 million – 50% higher than 2005 loan growth of $104 million.

•

Deposits – Total deposits grew $199 million, or 18% and the bank was able to maintain an attractive deposit mix, with 18% of the total held in interest free demand deposits.  Core deposit growth in 2006 was in line with our expectations and reflected management’s decision to de-emphasize higher rate certificates of deposit. Instead, we pursued lower cost transaction and relationship-based accounts primarily through our Treasury management products and services

•

Asset quality – Asset quality was solid.  In 2006, we incurred $1.2 million of net charge-offs, or 0.10% of average loans. Non-performing loans were $6.5 million or 0.49% of portfolio loans.  Nine of twelve non-performing relationships related to the NorthStar acquisition.  The allowance for loan losses was $17.0 million, or 1.30%, of portfolio loans vs. $13.0 million (also 1.30%) at the end of 2005.

•

Net Interest Rate Margin – During 2006, average interest-earning assets increased $200 million, or 18%. The fully tax-equivalent net interest rate margin was 4.01% for 2006 versus 4.11% for 2005.  The decline in the net interest rate margin was primarily due to the increasing cost of deposits that more than offset higher earning asset yields.  In addition, a portion of the decline was due to the slightly dilutive impact of NorthStar’s net interest rate margin.

Wealth Management – In 2006, the Wealth Management line of business delivered strong growth in revenues and earnings.

•

Revenue – Wealth Management revenue increased by $7.3 million, or 112%, due to $6.2 million of incremental revenue from Millennium.  Factoring out Millennium, the Trust business increased income by $1.0 million or 14% for the year.  Assets under administration were $1.635 billion at December 31, 2006, an 18% increase over December 31, 2005.  The growth in Wealth Management revenue improved our ratio of fee income to revenue from 17% in 2005 to 25% in 2006, consistent with our strategy of steadily diversifying our revenue sources.

•

Earnings – Pre-tax earnings of our Trust business were $1.3 million, an increase of 38% over 2005. Millennium, in its first full year with Enterprise, accounted for $0.08 of 2006 fully diluted earnings per share including the cost of acquisition-related debt issued at the Company.  Millennium generated $3.5 million of pre-tax earnings before intangible amortization and debt costs.

RESULTS OF OPERATIONS ANALYSIS

Net Interest Income

Comparison of 2006 vs. 2005

Net interest income is the primary source of the Company’s revenue.  Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings, used to fund interest earning and other assets.  The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, such as the mix of fixed vs. variable rate loans.  When and how often loans and deposits mature and reprice also impacts net interest income.

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

The Company’s balance sheet and resulting net interest income is essentially neutral to changes in interest rates. The shift in our loan portfolio over the past year toward a more balanced split between fixed and floating rate loans, along with higher levels of variable rate liabilities, has naturally increased our protection against significant interest rate changes, which management deems prudent given the current economic environment.

Net interest income (on a tax equivalent basis) was $52.2 million for 2006, compared to $45.2 million for 2005, an increase of $7.0 million, or 15%.  Total interest income increased $26.6 million while total interest expense increased $19.6 million.

Average interest-earning assets were $1.3 billion, an increase of $200 million, or 18% over $1.1 billion, for the same period in 2005. Average loans increased 20%, or $195 million to $1.159 billion from $964 million.  For 2006, interest income on loans increased $14.1 million from growth and $11.1 million due to the impact of the rate environment, for a net increase of $25.2 million versus 2005 (see “Rate/Volume” below.)

Average interest-bearing liabilities increased $196 million, or 23% to $1.056 billion compared to $860 million for 2005. The growth in interest-bearing liabilities resulted from a $172 million increase in interest-bearing deposits, a $10.0 million increase in subordinated debentures, and a $14 million increase in borrowed funds including Federal Home Loan Bank (“FHLB”) advances.  We intentionally did not pursue higher rate certificates of deposit in our markets given the current interest rate environment, but continue to pursue lower cost transaction and relationship-based accounts primarily through our treasury management products and services.  This resulted in lower deposit growth than in the prior year.  The combined bank deposit mix remains favorable with demand deposit accounts, that are non interest-bearing, representing 18% of average total deposits in a competitive deposit rate environment. For 2006, interest expense on interest-bearing liabilities increased $6.9 million due to this growth while the impact of rising rates increased interest expense on interest-bearing liabilities by $12.7 million versus 2005.

Net interest rate margin (on a tax equivalent basis) for 2006 was 4.01%, compared to 4.11% in 2005. Competitor pricing and the interest rate environment drove up the cost of interest-bearing liabilities from 2.74% in 2005 to 4.09% in 2006. The net interest rate margin increases were primarily in money market and consumer certificates of deposit rates. A portion of the decline in the margin was due to the slightly dilutive impact of NorthStar’s net interest rate margin.

Comparison of 2005 vs. 2004

Net interest income (on a tax equivalent basis) was $45.2 million for 2005, an increase of $8.0 million or 22% from 2004.  Throughout 2005, slightly less than two-thirds of the loan portfolio floated with the prime rate.  Throughout 2005, we were asset-sensitive, which means our assets generally re-priced faster than our liabilities.  The fed funds rate increases during late 2004 and 2005 by the Federal Open Markets Committee (“FOMC”) had a positive influence on our net interest income and margin.

Average interest-earning assets were $1.1 billion in 2005, an increase of $133 million or 14% from 2004. Loans accounted for the majority of the growth, increasing by $117 million or almost 14% to $964 million on average in 2005. For 2005, interest income on loans increased $7.0 million from growth and $10.7 million due to the impact of the rate environment, for a net increase of $17.7 million versus 2004.

Average interest-bearing liabilities were $860 million in 2005, an increase of $112 million or 15% from 2004. The growth in interest-bearing liabilities resulted from an $85 million increase in interest-bearing deposits, a $4 million increase in subordinated debentures, and a $23 million increase in borrowed funds including FHLB advances.  The growth in earning assets was also supported by a $16 million or 9% increase in average noninterest-bearing deposits. For 2005, interest expense on interest-bearing liabilities increased $2.4 million due to this growth and the impact of rising rates increased interest expense on interest-bearing liabilities by $8.9 million versus 2004.

The net interest rate margin for 2005 was 4.11%, compared to 3.84% in 2004.  The yield on interest-earning assets increased 1.15% from 5.10% to 6.25%.  The cost of interest-bearing liabilities increased from 1.63% in 2004 to 2.74%. The increase in cost of funds was primarily due to increases in money market and certificate of deposit rates given competitor pricing and the increasing interest rate environment.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

The loans and deposits associated with NorthStar are included in the following table for six months of 2006.

	For the years ended December 31,

	2006			2005			2004

(in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets
Interest-earning assets:
Taxable loans (1)	$1,130,482	$86,893	7.69%	$944,009	$62,318	6.60%	$830,267	$45,082	5.43%
Tax-exempt loans (2)	28,628	2,412	8.43	20,250	1,766	8.72	17,003	1,325	7.79

Total loans	1,159,110	89,305	7.70	964,259	64,084	6.65	847,270	46,407	5.48
Taxable investments in debt and equity securities	111,811	4,530	4.05	99,284	3,340	3.36	81,949	2,374	2.90
Non-taxable investments in debt and equity securities (2)	1,140	55	4.82	1,514	61	4.03	1,639	62	3.78
Short-term investments	28,317	1,416	5.00	35,502	1,280	3.61	36,996	522	1.41

Total securities and short-term investments	141,268	6,001	4.25	136,300	4,681	3.43	120,584	2,958	2.45

Total interest-earning assets	1,300,378	95,306	7.33	1,100,559	68,765	6.25	967,854	49,365	5.10
Non-interest-earning assets:
Cash and due from banks	42,282			35,603			30,031
Other assets	58,649			25,275			21,392
Allowance for loan losses	(15,583)			(12,746)			(11,255)

Total assets	$1,385,726			$1,148,691			$1,008,022

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$102,327	$2,332	2.28%	$87,560	$1,035	1.18%	$71,568	$320	0.45%
Money market accounts	496,590	19,213	3.87	437,346	10,761	2.46	403,363	4,614	1.14
Savings	4,164	57	1.37	4,435	31	0.70	4,254	14	0.33
Certificates of deposit	357,706	16,230	4.54	259,852	8,647	3.33	225,529	5,050	2.24

Total interest-bearing deposits	960,787	37,832	3.94	789,193	20,474	2.59	704,714	9,998	1.42
Subordinated debentures	32,704	2,343	7.16	22,936	1,348	5.88	19,022	1,405	7.39
Borrowed funds	62,029	2,966	4.78	47,783	1,719	3.60	24,698	766	3.10

Total interest-bearing liabilities	1,055,520	43,141	4.09	859,912	23,541	2.74	748,434	12,169	1.63
Noninterest-bearing liabilities:
Demand deposits	207,328			200,054			184,116
Other liabilities	9,878			7,214			6,618

Total liabilities	1,272,726			1,067,180			939,168
Shareholders’ equity	113,000			81,511			68,854

Total liabilities & shareholders’ equity	$1,385,726			$1,148,691			$1,008,022

Net interest income		$52,165			$45,224			$37,196

Net interest spread			3.24%			3.51%			3.47%
Net interest rate margin (3)			4.01			4.11			3.84

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
Loan fees, prior to deferral adjustment, included in interest income are approximately $2,229,000, $1,468,000 and $1,437,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
The tax-equivalent adjustments reflected in the above table is approximately $888,000, $658,000, and 472,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

The loans and deposits associated with NorthStar are included in the following table for six months of 2006.

	2006 compared to 2005 Increase (decrease) due to			2005 compared to 2004 Increase (decrease) due to

(in thousands)	Volume (1)	Rate (2)	Net	Volume (1)	Rate (2)	Net

Interest earned on:
Loans	$13,414	$11,161	$24,575	$6,694	$10,542	$17,236
Nontaxable loans (3)	708	(62)	646	271	170	441
Taxable investments in debt and equity securities	454	736	1,190	548	418	966
Nontaxable investments in debt and equity securities (3)	(17)	11	(6)	(5)	4	(1)
Short-term investments	(293)	429	136	(22)	780	758

Total interest-earning assets	$14,266	$12,275	$26,541	$7,486	$11,914	$19,400

Interest paid on:
Interest-bearing transaction accounts	$200	$1,097	$1,297	$86	$629	$715
Money market accounts	1,618	6,834	8,452	420	5,727	6,147
Savings	(2)	28	26	1	16	17
Certificates of deposit	3,858	3,725	7,583	858	2,739	3,597
Subordinated debentures	657	338	995	259	(316)	(57)
Borrowed funds	593	654	1,247	813	140	953

Total interest-bearing liabilities	6,924	12,676	19,600	2,437	8,935	11,372

Net interest income	$7,342	$(401)	$6,941	$5,049	$2,979	$8,028

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses. The provision for loan losses was $2.1 million for 2006 compared to $1.5 million for 2005. The increase was due to stronger loan growth and higher non-performing loan levels.

The provision for loan losses was $1.5 million for 2005 compared to $2.2 million for 2004.  The decrease in the provision for loan losses was due to lower non-performing loan levels, continued strengthening local economies and continued low delinquency rates.

See the sections below captioned “Loans” And “Allowance for Loan Losses” for more information on our loan portfolio and asset quality.

Noninterest Income

The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
				Change 2006 over 2005	Change 2005 over 2004
(in thousands)	2006	2005	2004

Wealth Management income	$13,809	$6,525	$4,264	$7,284	$2,261
Service charges on deposit accounts	2,228	2,065	2,032	163	33
Other service charges and fee income	617	464	396	153	68
Gain on sale of mortgage loans	230	281	262	(51)	19
Gain on sale of other real estate	2	91	—	(89)	91
(Loss) gain on sale of securities	—	(494)	126	494	(620)
Miscellaneous income	30	35	42	(5)	(7)

Total noninterest income	$16,916	$8,967	$7,122	$7,949	$1,845

Comparison 2006 vs. 2005

Total Wealth Management income increased 112% during 2006.  This includes an incremental increase of $6.2 million of commission income earned by Millennium.  Excluding Millennium, Trust revenue increased $1.0 million, or 14% for the year.  Our ratio of fee income to total revenue at December 31, 2006 was 25% compared to 17% in 2005. This increase is consistent with our strategy of steadily diversifying our revenue sources. Assets under administration increased to $1.635 billion in 2006, an 18% increase over 2005.

Increases in Service charges on deposit accounts were primarily due to NorthStar activity along with increased account activity.  These increases were somewhat offset by a rising earnings credit rate on commercial accounts. Higher fee volumes on debit cards, merchant processing and health savings accounts along with NorthStar deposit fee income contributed to the increase in Other service charges and fee income.

During the second half of 2005, we elected to reposition a portion of our investment portfolio by selling and reinvesting approximately $29.0 million of investments.  We realized losses of $494,000 on these sales. Increases in market rates for the two through four-year maturity ranges and the company’s overall interest rate sensitivity presented an opportunity to strengthen the expected total return on portfolio investments for 2006 and 2007.

The Company sold a foreclosed real estate property during the third quarter of 2005 for a gain of $91,000.

Comparison 2005 vs. 2004

Total Wealth Management revenue increased 53% during 2005.  The increase includes $780,000 of commission income earned by Millennium in 2005 after the October acquisition.  Excluding Millennium, Trust revenue increased $1.5 million, or 35% for the year.  The increase was the result of a 25% growth rate in net Trust client relationships as well as having a full year of revenue generated from the Wealth Products Group (“WPG”) unit. Favorable market conditions and client mix also factored in this growth.  Assets under administration increased almost $225.0 million in 2005, but were offset by $250.0 million of assets managed in a special common trust fund account which were distributed to clients as called for by contract in the fourth quarter of 2005.

Service charges on deposit accounts were basically unchanged year over year due to a rising earnings credit rate on commercial accounts, which was offset by increased account activity.

Noninterest Expense

The following table presents a comparative summary of the major components of noninterest expenses.

	Years ended December 31,
				Change 2006 over 2005	Change 2005 over 2004
(in thousands)	2006	2005	2004

Noninterest expense:
Employee compensation and benefits	$25,247	$22,130	$18,553	$3,117	$3,577
Occupancy	2,966	2,327	2,090	639	237
Furniture and equipment	1,028	821	720	207	101
Data processing	1,431	1,018	797	413	221
Communications	546	295	245	251	50
Director related expense	508	542	167	(34)	375
Meals and entertainment	1,744	1,181	800	563	381
Marketing and public relations	985	736	661	249	75
FDIC and other insurance	574	519	417	55	102
Amortization of intangibles	1,128	346	180	782	166
Postage, courier, armored car	845	719	659	126	60
Professional, legal, consulting	1,102	1,237	831	(135)	406
Other taxes	437	279	271	158	8
Other	2,853	2,174	2,940	679	(766)

Total noninterest expense	$41,394	$34,324	$29,331	$7,070	$4,993

The Company’s efficiency ratio improved from 64% to 61% in 2006.  Noninterest expenses increased 21% or $7.1million in 2006.  Approximately $3.0 million of this increase is related to the addition of Millennium, which was acquired in October 2005. Noninterest expense also includes $2.5 million of NorthStar expenses incurred since the July 2006 acquisition.  Excluding these amounts, noninterest expenses increased only $1.6 million or 5%.

Comparison of 2006 vs. 2005

Employee compensation and benefits. Our compensation programs reflect our philosophy that carefully selected associates who are properly trained, directed and motivated will dramatically impact our performance and represent a sustaining competitive advantage.  We compensate our associates in ways to attract and retain top performers, and to provide base salary, incentives and rewards that incent the behaviors consistent with a high-performing company.  Over the last four years, we have implemented a disciplined process for managing the performance of our associates against defined business goals and results.   The process includes frequent and candid performance feedback, measures individual contributions, differentiates individual performance and reinforces contribution with highly differentiated rewards.  Two major components of our compensation program are the variable-pay incentive bonus pool and the Long-Term Incentive Plan (“LTIP”).

Effective January 1, 2005, the Board of Directors adopted a new LTIP.  Under the terms of the plan, the Company awards restricted share units (“RSU’s”) to selected personnel based on the Company’s three year rolling average increase in earnings per share in comparison to a peer group of approximately 150 financial institutions.  RSU’s are expensed annually as they vest.

Millennium employee compensation and benefits increased $1.3 million over 2005 amounts due to a full year of expenses versus only two months in 2005.  Employee compensation and benefits includes $1.3 million for NorthStar in 2006. Excluding Millennium and NorthStar, employee compensation and benefits increased 3% or $543,000. The increase is due to increased salary and related benefits, including LTIP expenses, of existing associates along with expenses related to new senior level banking associates and new associates in various areas of our organization including marketing, wealth management and other support areas.  These increases were offset by declines in wealth management commissions and the deferral of direct loan origination costs.

All other expense categories. All other expense categories include $1.2 million for NorthStar in 2006.  All other expense categories include $1.7 million of incremental expenses related to Millennium.  Excluding Millennium and NorthStar, all other noninterest expenses increased $1.1 million, or 9% over 2005.

The addition of Millennium and NorthStar contributed $169,000 and $236,000, respectively, to the increase in occupancy expense.  Occupancy expense also includes scheduled rent increases on various Company facilities and related leasehold improvements completed at the Operations Center.  In December 2006, the Bank’s Kansas City Plaza location moved.  This resulted in $200,000 of leasehold improvement write-offs, which were recorded in Occupancy expense.

Furniture and equipment increases were due to the new St. Charles bank location, Millennium, NorthStar and the expansion of the Operations Center.

Data processing expenses increased due to upgrades to the Company’s AS400, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems. In addition, several new systems designed to improve efficiency in various support areas, such as Finance and Human Resources, were purchased and implemented in 2006. Expenses incurred to convert NorthStar technology to our platform have been capitalized and will be amortized according to the Company’s depreciation policies.

Communication expenses increased $100,000 due to Millennium and $71,000 due to NorthStar.

Meals and entertainment increases of $136,000 were related to Millennium.  An additional $71,000 was related to NorthStar. The remaining increase was due to increased travel between St. Louis and Kansas City along with additional client meetings, including Enterprise University classes, which were held offsite.

Amortization of intangibles related to Millennium was $912,000 in 2006 compared to $152,000 in 2005.  In 2006, NorthStar intangible amortization was $216,000.  In 2005, the Company also recognized non-compete expenses related to the former CEO, who resigned in 2002.  See Note 9 – Goodwill and Intangible Assets in this filing for more information related to the intangible amortization.

Other noninterest expense includes increases in charitable contributions and loan-related expenses along with increases in general operating expenses such as supplies, publications, and employee education.

Comparison of 2005 vs. 2004

Our efficiency ratio, which expresses noninterest expense, as a percentage of tax-equivalent net interest income and other income, was 64% for 2005, improved from 67% in 2004.  The improved efficiency ratio was due to revenue growth and cost management across all lines of business.   Noninterest expense for 2005 includes three months of Millennium operations subsequent to the acquisition.

Noninterest expenses grew 17% or $5 million in 2005 over 2004.  Excluding expenses incurred for Millennium of $504,000 and $152,000 of amortization expenses related to the acquisition, noninterest expenses increased $4.3 million, or 15%.

Employee compensation and benefits. 2005 expenses under the Company’s incentive bonus programs, including the 401(k) match program, which is tied to performance targets, increased $1.3 million over 2004 from $2.9 million to $4.2 million.  Driving this increase were the Company’s EPS growth in 2005, asset quality statistics, and growth in deposits and wealth management revenue and referrals.  Compensation expense related to the RSU’s was $483,000 in 2005.

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

In 2005, director compensation was restructured to more competitive levels including restricted stock units granted to the directors. Mark to market adjustments for outstanding Stock Appreciation Rights paid to the directors also increased over 2004.

In 2005 and 2004, the Company recognized non-compete expenses related to the former CEO, who resigned in 2002.

During 2005, our directors and officers liability insurance coverage was renewed which resulted in increased coverage amounts and insurance premiums.  The growth in Bank deposits also increased FDIC insurance expenses.

In 2004, we expensed unamortized debt issuance costs related to the refinancing of $11.0 million of Trust Preferred Securities (“TRUPS”).

Minority Interest in Net Income of Consolidated Subsidiary

On October 21, 2005, the Company acquired a 60% controlling interest in Millennium.  The Company records the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income. Contractually, the Company is entitled to a priority return of 23.1% pre-tax on its current $15.0 million investment in Millennium.  During 2006, the Company adjusted minority interest by $861,000 to recognize its priority return in line with its contractual rights.

Income Taxes

In 2006, the Company recorded income tax expense of $8.3 million on pre-tax income of $23.8 million, an effective tax rate of 35.0%. During 2006, $230,000 of tax reserves were reversed through Income tax expenses related to certain state tax positions taken in 2002. The expiration of the statute of limitations for the 2002 tax year warranted this release.

The 2005 effective tax rate for the Company was 35.8% compared to 33.2% in 2004.  During 2004 the Company recognized a $241,000 reversal of the remaining deferred tax valuation allowance related to Merchant Banking losses in 2001. In addition during 2004, the Company recognized state income tax refunds of $163,000 related to amendments of prior state income tax returns.  Exclusive of these non-recurring items, the effective tax rate in 2004 would have been approximately 36.5%.

FINANCIAL CONDITION

Comparison for the years ended December 31, 2006 and 2005

Total assets at December 31, 2006 were $1.5 billion, an increase of $249 million, or 19%, over total assets of $1.3 billion at December 31, 2005.  The increase in total assets was driven by a $309 million, or 31%, increase in loans with $154 million of the loan increase due to the NorthStar acquisition.

Investment securities were $111 million at December 31, 2006 compared to $136 million at December 31, 2005. At December 31, 2005, investment securities included $40 million of short-term discount agency securities, which matured in January 2006 and were not replaced.

Goodwill and intangible assets were $36 million at December 31, 2006, compared to $17 million at December 31, 2005, an increase of $19 million. The increase in goodwill and intangible assets was primarily related to the purchase of NorthStar. See Note 9 – Goodwill and Intangible Assets in this filing for more information.

At December 31, 2006, deposits were $1.3 billion, an increase of $199 million, or 18%, from $1.1 billion at December 31, 2005.  NorthStar added $146 million, including $61.0 million of Brokered CD’s.  Total Brokered CD’s at December 31, 2006 were $104 million.  During 2006, we did not pursue client-based higher rate certificate of deposits in our markets given the current interest rate environment, and instead pursued lower cost transaction and relationship-based accounts primarily through our treasury management products and services.  This resulted in lower deposit growth than in prior years.  The combined bank deposit mix remains favorable with demand deposits accounts representing 18% of total deposits in a competitive deposit rate environment.

We plan to continue utilizing FHLB advances and brokered certificates of deposit to fund shortfalls due to loan demand.  At December 31, 2006, FHLB advances were $27.0 million compared to $28.6 million at December 31, 2005. There were no short-term FHLB advances outstanding at December 31, 2006 or 2005.

Junior subordinated debentures increased by $4.1 million due to a pooled trust offering that closed on July 29, 2006 through a statutory trust established by the Company.  In conjunction with the issuance of the trust preferred offering, the Company issued $4.0 million in junior subordinated debentures to the trust.  The issuance of the additional junior subordinated debentures was to partially fund the acquisition of NorthStar. The Company also borrowed $4.0 million against its line of credit with U.S. Bank to help fund the acquisition of NorthStar.

Federal funds (“Fed funds”) sold were $7.1 million at December 31, 2006 compared to $65 million at December 31, 2005. Strong loan fundings near year-end reduced our overall liquidity levels at December 31, 2006.

Fourth Quarter 2006 Discussion

The Company earned $4.4 million in net income for the fourth quarter ended December 31, 2006, a $1.6 million increase over net income of $2.8 million for the same period in 2005.

The tax-equivalent net interest rate margin was 3.98% for the fourth quarter of 2006 as compared to 4.06% for the same period in 2005.  Net interest income in the fourth quarter of 2006 increased $2.2 million from the fourth quarter of 2005. This increase in net interest income was the result of a $7.4 million increase in interest income offset by a $5.2 million increase in interest expense. The yield on average interest-earning assets increased to 7.57% during the fourth quarter of 2006 as compared to 6.66% during the same period in 2005.  The cost of interest-bearing liabilities increased to 4.42% for the fourth quarter of 2006 from 3.27% for the same period in 2005. This increase is attributed mainly to an increase in money market interest rates and certificates of deposit due to the rate environment.

The provision for loan losses was $350,000 in the fourth quarter of 2006 versus $70,000 in 2005. The increase was due to stronger loan growth and higher non-performing loan levels.

Noninterest income was $4.7 million during the fourth quarter of 2005, a $2.1 million increase over noninterest income of $2.6 million for the same period in 2005.  Millennium earned $1.9 million of commission income during fourth quarter 2006 compared to $780,000 during the fourth quarter of 2005.  In the fourth quarter of 2005, $408,000 of net realized losses from the sale of securities were recognized.  The remaining increase is due to increased revenues from the Trust division of the Bank and higher fee volumes associated with debit cards, merchant processing, health savings accounts and other products.

Noninterest expenses were $11.8 million during the fourth quarter of 2006 versus $9.9 million during the same period in 2005, a $1.9 million increase.  Approximately $530,000 of the increase was related to the addition of Millennium in late October 2005.  Millennium increases included one additional month of expenses (three months during 2006 versus only two months in 2005) along with increases in salaries, performance-based variable compensation and various operating expenses. An additional $1.2 million of the increase was related to NorthStar (including $215,000 of intangible amortization.)  The remaining increase was primarily due to additional compensation expense tied to our incentive bonus programs, which is tied to performance targets such as EPS growth, deposit and loan growth, asset quality statistics, and increases in wealth management revenue and referrals.

Income tax expense was $2.1 million during the fourth quarter of 2006 versus $1.6 million in the same period in 2005. The effective tax rate was 32.2% for the fourth quarter of 2006 compared to 36.0% for the fourth quarter of 2005. During the fourth quarter of 2006, we released $230,000 of state tax reserves where the statute of limitations had expired.

Loans

Total loans, less unearned loan fees, increased $309 million, or 30.1% during 2006. This includes $154 million in loans from the acquisition of NorthStar.  The Company’s lending strategy emphasizes commercial, residential real estate, real estate construction and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis and Kansas City metropolitan markets.  Consumer lending is minimal.  A common underwriting policy is employed throughout the Company.  Lending to these small and medium sized businesses are riskier from a credit perspective than lending to larger companies, but the risk tends to be offset with higher loan pricing and ancillary income from cash management activities.

The Company has a targeted hiring program designed to attract and retain experienced commercial middle market bankers in both the St. Louis and Kansas City markets.  As a result of this strategy the Company has continued to target larger and more sophisticated commercial and industrial and commercial real estate clients.  It is expected that the Company’s average relationship size will continue to increase, resulting in greater efficiencies, as the same level of cost can originate and service larger average relationships and their related higher revenues.

The following table sets forth the composition of the Company’s loan portfolio by type of loans (based on call report classifications) at the dates indicated:

	December 31,

(in thousands)	2006	2005	2004	2003	2002

Commercial and industrial	$352,914	$265,488	$253,594	$209,928	$167,842
Real estate:
Commercial	576,172	410,382	328,986	257,202	187,044
Construction	196,851	138,318	127,180	130,074	139,319
Residential	150,244	151,575	149,293	150,371	189,613
Consumer and other	35,542	36,616	39,452	36,303	31,275
Less: Portfolio loans held for sale	—	—	—	—	(35,294)

Total Loans	$1,311,723	$1,002,379	$898,505	$783,878	$679,799

	December 31,

	2006	2005	2004	2003	2002

Commercial and industrial	26.9%	26.5%	28.2%	26.8%	24.7%
Real estate:
Commercial	43.9%	40.9%	36.6%	32.8%	27.5%
Construction	15.0%	13.8%	14.2%	16.6%	20.5%
Residential	11.5%	15.1%	16.6%	19.2%	27.9%
Consumer and other	2.7%	3.7%	4.4%	4.6%	4.6%
Less: Portfolio loans held for sale	—	—	—	—	-5.2%

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial and industrial loans are made based on the borrower’s character, experience, general credit strength, and ability to generate cash flows for repayment from income sources, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.  Commercial and industrial loans are primarily made to borrowers operating within the manufacturing industry.  This industry sector represents approximately $114 million, or approximately 9% of the Bank’s loan portfolio at December 31, 2006. The largest component within this industry sector are loans to aerospace product and parts manufacturers.

Real estate loans are also based on the borrower’s character, but more emphasis is placed on the estimated collateral values. Real estate commercial loans are mainly for owner-occupied business and industrial properties, multifamily properties, and other commercial properties on which income from the property is the primary source of repayment. Credit risk on these loan types is managed in a similar manner to commercial loans and real estate construction loans by employing sound underwriting guidelines.  As of December 31, 2006, approximately $285 million of real estate loans, or 22% of the Bank’s loan portfolio are secured by commercial and multi-family properties that are located within the Bank’s two primary metropolitan markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Bank’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under construction for eventual sale. At December 31, 2006, the largest component of this category consists of loans to residential builders. These loans represent $107 million, or 8%, of the Bank’s total loans. The majority of these loans are granted to builders within the Bank’s primary markets.  The loans are secured by single family residences, of which, approximately $20 million, are constructed for display or inventory and are not pre-sold. The Bank requires third party disbursement on the majority of its builder portfolio and the Bank reviews projects regularly for progress status.

Real estate residential loans include residential mortgages (which consist of loans that, due to size, do not qualify for conventional home mortgages, that the Company sells into the secondary market and second mortgages) and home equity lines.  Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

Consumer and other loans represent loans to individuals on both a secured and unsecured nature.  Credit risk is controlled by thoroughly reviewing the creditworthiness of the borrowers on a case-by-case basis.

Portfolio loans held for sale relate to loans originated by the Southeast Kansas branches that were sold on April 4, 2003.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, no significant concentrations exceeding 10% of total loans existed in the Company’s loan portfolio, except as described above.

Loans at December 31, 2006 mature or reprice as follows:

	Loans Maturing or Repricing

(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total

Fixed Rate Loans (1)
Commercial and industrial	$37,372	$90,831	$4,546	$132,749
Real estate:
Commercial	76,441	269,822	35,734	381,997
Construction	47,190	22,917	7,324	77,431
Residential	16,124	29,865	—	45,989
Consumer and other	4,744	6,391	3,240	14,375

Total	$181,871	$419,826	$50,844	$652,541

Variable Rate Loans (1) (2)
Commercial and industrial	$220,165	$—	$—	$220,165
Real estate:
Commercial	194,175	—	—	194,175
Construction	119,420	—	—	119,420
Residential	104,255	—	—	104,255
Consumer and other	21,167	—	—	21,167

Total	$659,182	$—	$—	$659,182

Loans (1) (2)
Commercial and industrial	$257,537	$90,831	$4,546	$352,914
Real estate:
Commercial	270,616	269,822	35,734	576,172
Construction	166,610	22,917	7,324	196,851
Residential	120,379	29,865	—	150,244
Consumer and other	25,911	6,391	3,240	35,542

Total	$841,053	$419,826	$50,844	$1,311,723

(1) Loan balances are shown net of unearned loan fees.
(2) Not adjusted for impact of interest rate swap agreements.

As indicated in the above maturity table, half of the lending business is done on a variable rate basis based on prime or the London Interbank Offered Rate (“LIBOR”.) In addition, most loan originations have one to three year maturities.  While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically.

Fixed rate loans comprise approximately 50% of the loan portfolio at December 31, 2006 versus 36% at the end of 2005. This trend is consistent with the flat to inverted yield curve environment, as borrowers are choosing fixed rate loans with one to three year terms that have lower interest rates than variable rate alternatives. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

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

	At December 31,

(in thousands)	2006	2005	2004	2003	2002

Allowance at beginning of period	$12,990	$11,665	$10,590	$8,600	$7,296
Acquired allowance for loan losses	3,069	—	—	—	—
Loans charged off:
Commercial and industrial	1,067	171	425	1,492	700
Real estate:
Commercial	25	424	577	—	25
Construction	—	—	—	—	—
Residential	504	—	100	335	417
Consumer and other	2	49	194	77	104

Total loans charged off	1,598	644	1,296	1,904	1,246

Recoveries of loans previously charged off:
Commercial and industrial	362	209	92	107	55
Real estate:
Commercial	1	74	—	66	8
Construction	—	—	—	—	—
Residential	31	177	42	38	192
Consumer and other	6	19	25	56	44

Total recoveries of loans	400	479	159	267	299

Net loans charged off	1,198	165	1,137	1,637	947

Provision for loan losses	2,127	1,490	2,212	3,627	2,251

Allowance at end of period	$16,988	$12,990	$11,665	$10,590	$8,600

Average loans	$1,159,110	$964,259	$847,270	$738,572	$693,551
Total loans	1,311,723	1,002,379	898,505	783,878	679,799
Nonperforming loans	7,975	1,421	1,827	1,548	3,888
Net charge-offs to average loans	0.10%	0.02%	0.13%	0.22%	0.14%
Allowance for loan losses to loans	1.30	1.30	1.30	1.35	1.27

At the acquisition date, the NorthStar allowance for loan losses was $3.1 million or 1.85% of total loans.  This percentage, along with existence of the Reserved Credit Escrow (described in Note 2 – Acquisitions in this filing), demonstrates the higher level of credit risk inherent in that loan portfolio.

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
3)	decrease in the value of collateral securing the loan, or
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

In determining the allowance and the related provision for loan losses, three principal elements are considered:

1)	specific allocations based upon probable losses identified during a quarterly review of the loan portfolio,
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

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2006:

	December 31,

	2006		2005		2004		2003		2002

(in thousands)	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans

Commercial and industrial	$3,485	26.9%	$3,172	26.5%	$2,948	28.2%	$2,948	26.8%	$2,846	24.7%
Real estate:
Commercial	5,710	43.9	4,245	40.9	3,671	36.6	3,715	32.8	1,903	27.5
Construction	2,927	15.0	1,048	13.8	1,037	14.2	1,099	16.6	1,062	20.5
Residential	2,056	11.5	1,774	15.1	1,903	16.6	2,093	19.2	2,369	27.9
Consumer and other	513	2.7	313	3.7	283	4.4	245	4.6	244	4.6
Loans held for sale	—	—	—	—	—	—	—	—	—	(5.2)
Not allocated	2,296		2,439		1,823		490		176

Total allowance	$16,988	100.0%	$12,990	100.0%	$11,665	100.0%	$10,590	100.0%	$8,600	100.0%

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

While the Company has no significant specific industry concentration risk, analysis at the time showed that over 60% of the loan portfolio was dependent on real estate collateral.  The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level.  However, the percentage of the portfolio secured by commercial real estate increased from 28% at December 31, 2002 to 37% at December 31, 2004. Given the trend of rising rates inherent in the current economic cycle and the likely adverse impacts on borrowers’ debt service coverage ratios, management believed it was prudent to increase the unallocated allowance component.

Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies.  The percentage of the portfolio represented by these clients increased from 25% at December 31, 2002 to 28% at December 31, 2004. Management believed it was prudent to increase the percentage of the unallocated allowance to cover the risks inherent in the higher average loan size of these relationships.

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

As a result of the above analysis, management increased the unallocated allowance by $1.3 million from 2003 to 2004. The factors noted for 2004 were still applicable at December 31, 2005 and 2006.  Additionally, the residential real estate markets in both St. Louis and Kansas City are experiencing a slow down in new home sales, thus affecting both builder profitability and the level of unsold inventory on the market.  The potential risks of softening residential real estate markets have been offset in part by a strengthening commercial and industrial real estate market in both St. Louis and Kansas City, and the relatively static levels of interest rates in the second half of 2006. The unallocated reserve amount as a percentage of the total reserve has ranged from 14% to 19% in the last three years, consistent with the various factors noted above.

Nonperforming assets include non-accrual loans, loans with payments past due 90 days or more and still accruing interest, restructured loans and foreclosed real estate.  The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	At December 31,

(in thousands)	2006	2005	2004	2003	2002

Non-accrual loans	$6,363	$1,421	$1,827	$1,548	$2,212
Loans past due 90 days or more and still accruing interest	112	—	—	—	—
Restructured loans	—	—	—	—	1,676

Total nonperforming loans	6,475	1,421	1,827	1,548	3,888
Foreclosed property	1,500	—	123	—	125

Total nonperforming assets	$7,975	$1,421	$1,950	$1,548	$4,013

Total assets	$1,535,587	$1,286,968	$1,059,950	$907,726	$875,987
Total loans	1,311,723	1,002,379	898,505	783,878	679,799
Total loans plus foreclosed property	1,313,223	1,002,379	898,628	783,878	679,924
Nonperforming loans to loans	0.49%	0.14%	0.20%	0.20%	0.57%
Nonperforming assets to loans plus foreclosed property	0.61	0.14	0.22	0.20	0.59
Nonperforming assets to total assets	0.52	0.11	0.18	0.17	0.46
Allowance for loan losses to nonperforming loans	264.00%	914.00%	639.00%	684.00%	221.00%

Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans.  Loans past due90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.  Also included in nonperforming loans are “restructured” loans.  Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

Nonperforming loans were $6.5 million at December 31, 2006, an increase of $5.1 million over 2005.  Two loans in the Kansas City market secured by real estate represent $3.6 million of this increase.  Six of the remaining ten relationships on non-accrual at December 31, 2006 and approximately 50% of the nonperforming loan balances relate to smaller relationships acquired in the NorthStar transaction.

At December 31, 2005, the nonperforming loans consisted of five accounts with two credits accounting for 68% of the total. At December 31, 2004 and 2003, approximately 36% and 37%, respectively, of the nonperforming loans related to a printing company and the remainder consisted of five and eight different borrowers, respectively. At December 31, 2002, $1.2 million of the restructured loans related to an auto dealership that had financial difficulties.

Foreclosed real estate valued at $1.5 million represents several single family residences and lots in Kansas City that were former NorthStar loan relationships.  All properties are presently being marketed for resale either by residential real estate firms or through our network of residential builders.

The Company’s non-accrual loans and restructured loans meet the definition of “impaired loans” under U.S. GAAP. As of December 31, 2006, 2005 and 2004, the Company had twelve, five, and eight impaired loan relationships, respectively, all of which are considered potential problem loans as well.

Management believes that the allowance for loan losses is adequate.

Investment Securities

At December 31, 2006, the investment securities portfolio was $111.2 million, or 7% of total assets.  Our debt securities portfolio is primarily comprised of U.S. government agency obligations, mortgage-backed pools, collateralized mortgage obligations and municipal bonds.  Our equity investments primarily consist of stock in the FHLB of Des Moines.  The size of the investment portfolio is generally 5-10% of total assets and will vary within that range based on liquidity.  Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.  Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,

	2006		2005		2004

(in thousands)	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities	Amount	Percent Of Total Securities

Obligations of U.S. government agencies	$95,452	85.8%	$117,326	86.5%	$98,944	81.4%
Mortgage-backed securities	9,617	8.6%	12,953	9.6%	18,514	15.2%
Municipal bonds	1,111	1.0%	1,231	0.9%	1,616	1.3%
Equity securities	5,030	4.6%	4,049	3.0%	2,564	2.1%

	$111,210	100.0%	$135,559	100.0%	$121,638	100.0%

At December 31, 2005, Obligations of U.S. government agencies included $40.0 million of short-term discount agency notes that matured in January 2006.  These investments were used as an alternative to overnight funds to obtain higher yield given the excess liquidity.

The Company had no securities classified as trading at December 31, 2006, 2005 or 2004.

The following table summarizes expected maturity and yield information on the investment portfolio at December 31, 2006:

	Within 1 year		1 to 5 years		5 to 10 years		No Stated Maturity		Total

(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of U.S. government agencies	$35,540	3.15%	$59,912	4.66%	$—	0.00%	$—	0.00%	$95,452	4.10%
Mortgage-backed securities	518	2.93%	8,449	3.79%	650	3.76%	—	0.00%	9,617	3.74%
Municipal bonds	365	2.97%	281	4.37%	465	5.55%	—	0.00%	1,111	4.40%
Equity securities	—	0.00%	—	0.00%	—	0.00%	5,030	5.54%	5,030	5.54%

Total	$36,423	3.15%	$68,642	4.55%	$1,115	4.51%	$5,030	5.54%	$111,210	4.14%

Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 36%.  Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits

The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,

	2006		2005		2004

(in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate

Interest-bearing transaction accounts	$102,327	2.28%	$87,560	1.18%	$71,568	0.45%
Money market accounts	496,590	3.87%	437,346	2.46%	403,363	1.14%
Savings accounts	4,164	1.37%	4,435	0.70%	4,254	0.33%
Certificates of deposit	357,706	4.54%	259,852	3.33%	225,529	2.24%

	960,787	3.94%	789,193	2.59%	704,714	1.42%
Noninterest-bearing demand deposits	207,328	—	200,054	—	184,116	—

	$1,168,115	3.24%	$989,247	2.07%	$888,830	1.12%

We continued to experience loan and deposit growth due to aggressive direct calling efforts of relationship officers. Management has pursued closely-held businesses whose management desires a close working relationship with a locally-managed, full-service bank.  Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base.  The Company also uses certificates of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificates of deposit) to help fund its growth.  At December 31, 2006 and 2005, the Company had $104 million and $64 million in brokered certificates of deposit, respectively.

Maturities of certificates of deposit of $100,000 or more are as follows:

(in thousands)	Total

Three months or less	$97,002
Over three through six months	50,382
Over six through twelve months	75,388
Over twelve months	74,144

Total	$296,916

Liquidity and Capital Resources

The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due.  Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks.

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

We manage the parent Company’s liquidity to provide the funds necessary to pay dividends to shareholders, service debt, invest in the Bank as necessary, and satisfy other operating requirements.  The parent Company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $11 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises).

The Bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent Company.  Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Another source of funding for the parent company includes the issuance of subordinated debentures.  In October of 2005, the Company issued $10.0 million of subordinated debentures as part of a TRUPS at a fixed rate of 6.14% for five years.  Following the five-year period, the TRUPS will pay a variable rate of three-month LIBOR plus 1.44% that reprices quarterly.  In July of 2006, the Company issued $4.0 million of subordinated debentures as part of a TRUPS at a floating rate equal to three-month LIBOR + 1.60%.  The TRUPS are classified as subordinated debentures, but qualify as regulatory capital. The related interest expense is tax-deductible and is recorded as interest expense in the Company’s consolidated financial statements.  See Note 11 – Subordinated Debentures in this filing for more information.

Investment securities are an important tool to the Company’s liquidity objective.  As of December 31, 2006, the entire investment portfolio was available for sale.  Of the $111 million investment portfolio available for sale, $32 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity, if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility.  At December 31, 2006, the Bank had $130 million available from the FHLB of Des Moines under a blanket loan pledge, subject to the Bank not being in default on its credit agreement, and $165 million available from the Federal Reserve under a pledged loan agreement.  The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions.  Finally, because the Bank continues to be a “well-capitalized” institution, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit.  These transactions are managed through the Company’s various risk management processes.  Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity.  The Company has $480 million in unused loan commitments as of December 31, 2006. While this commitment level would be very difficult to fund given the Company’s current liquidity resources, we know that the nature of these commitments is such that the likelihood of funding demand is very low.

For the year ended December 31, 2006 and 2005, net cash provided by operating activities was materially consistent. Net cash used in investing activities was $123 million in 2006 versus $132 million in 2005. The decrease of $9 million was primarily due to a reduction in investment security activity. Net cash provided by financing activities was $37 million in 2006 versus $206 million in 2005.  The change in cash provided by financing activities is due to less deposit growth in 2006 and pay downs of long-term Federal Home Loan Bank advances.

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

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At December 31,

(in thousands)	2006	2005	2004

Tier I capital to risk weighted assets	9.60%	10.31%	9.94%
Total capital to risk weighted assets	10.83%	11.55%	11.19%
Leverage ratio (Tier I capital to average assets)	8.87%	8.75%	8.44%
Tangible capital to tangible assets	6.48%	5.98%	6.68%
Tier I capital	$131,869	$107,538	$92,096
Total risk-based capital	$148,856	$120,528	$103,673

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2006.  Significant assumptions used for this table included: loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity.  A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total

Interest-Earning Assets
Investments in debt and equity securities	$36,261	$35,618	$27,680	$3,580	$1,927	$6,144	$111,210
Interest-bearing deposits	1,669	—	—	—	—	—	1,669
Federal funds sold	7,066	—	—	—	—	—	7,066
Loans (1)	867,820	149,855	103,611	87,806	56,573	46,058	1,311,723
Loans held for sale	2,602	—	—	—	—	—	2,602

Total interest-earning assets	$915,418	$185,473	$131,291	$91,386	$58,500	$52,202	$1,434,270

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$668,672	$—	$—	$—	$—	$—	$668,672
Certificates of deposit (1)	315,851	47,046	24,297	21,675	2,718	400	411,987
Subordinated debentures	24,744	—	—	—	10,310	—	35,054
Other borrowings	11,007	650	5,050	5,800	300	17,945	40,752

Total interest-bearing liabilities	$1,020,274	$47,696	$29,347	$27,475	$13,328	$18,345	$1,156,465

Interest-sensitivity GAP
GAP by period	$(104,856)	$137,777	$101,944	$63,911	$45,172	$33,857	$277,805

Cumulative GAP	$(104,856)	$32,921	$134,865	$198,776	$243,948	$277,805	$277,805

Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.90	3.89	4.47	3.33	4.39	2.85	1.24
Cumulative GAP	0.90	1.03	1.12	1.18	1.21	1.24	1.24

(1)	Adjusted for the impact of the interest rate swaps.

At December 31, 2006, the Company was asset sensitive on a cumulative basis for all periods except 1 year based on contractual maturities.  Asset sensitive means that assets will reprice faster than liabilities.

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

The resulting simulations for December 31, 2006, projected that net interest income would increase by approximately 0.4% if rates rose by a 100 basis point parallel rate shock, and projected that the net interest in come would decrease by approximately 2.6% if rates fell by a 100 basis point parallel rate shock.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above.  They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources.  At December 31, 2006, the Company had $17 million in notional amount of outstanding interest rate swaps to reduce interest rate risk.  Derivative financial instruments are also discussed in Note 7 – Derivatives in this filing.

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

The required contractual obligations and other commitments at December 31, 2006 were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 5 Years	Over 5 Years

Operating leases	$10,822	$1,924	$6,935	$1,963
Certificates of deposit	411,987	315,851	96,136	—
Subordinated debentures	35,054	—	—	35,054
Federal Home Loan Bank advances	26,995	1,250	7,800	17,945
Commitments to extend credit	480,071	379,407	61,292	39,372
Standby letters of credit	39,587	39,587	—	—
Private equity bank fund	250	—	250	—

The Company also enters into derivative contracts under which the Company either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date.  The fair value of these contracts changes daily as market interest rates change.  Derivative liabilities are not included as contractual cash obligations as their fair value does not represent the amounts that may ultimately be paid under these contracts.

Effects of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes. The interpretation defines the threshold for recognizing the financial impact of uncertain tax positions in accordance with FAS 109. A company is required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is “more-likely-than-not” of being sustained on audit based solely on the technical merits of the position on the reporting date. In evaluating whether the “more-likely-than-not” recognition threshold has been met, the Interpretation requires the assumption that the tax position will be evaluated during an audit by taxing authorities. The term “more-likely-than-not” is defined as a likelihood of more than 50 percent. Individual tax positions that fail to meet the recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. The Interpretation is effective for reporting periods beginning after December 15, 2006.  The Company does not expect FASB Interpretation No. 48 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB No. 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. We are in the process of determining the effect, if any, that SAB 108 will have on our consolidated financial statements.  The Company’s analysis under SAB No. 108 of prior year and current year misstatements did not result in any adjustment to prior year or current year financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of FAS No. 157 will have a material impact on our financial condition or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Market Risk” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to Item 15 below.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Controls over financial reporting and the audit report of KPMG, the Company’s independent registered accounting firm, on management’s assessment of internal control over financial reporting are included in Item 15 of the report and are incorporated in this Item 9A by reference.

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 18, 2007.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 18, 2007.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 18, 2007.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 18, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 18, 2007.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed or incorporated by reference as part of this Report:

Enterprise Financial Services Corp and subsidiaries

		Page Number

1.	Financial Statements:

	Management’s Report on Internal Control over Financial Reporting	38
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Balance Sheets at December 31, 2006 and 2005	41
	Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	42
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005, and 2004	43
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	44

	Notes to Consolidated Financial Statements	45

2.	Financial Statement Schedules
	None other than those included in the Notes to Consolidated Financial Statements.

3.	Exhibits
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organization of the Tread way Commission (COSO) in “Internal Control-Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Enterprise Financial Services Corp (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, Missouri
March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

St. Louis, Missouri
March 12, 2007

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006, 2005

	December 31,

(In thousands)	2006	2005

Assets
Cash and due from banks	$41,558	$54,118
Federal funds sold	7,066	64,709
Interest-bearing deposits	1,669	84

Total cash and cash equivalents	50,293	118,911

Investments in debt and equity securities available for sale, at estimated fair value	111,210	135,559
Loans held for sale	2,602	2,761
Portfolio loans	1,311,723	1,002,379
Less: Allowance for loan losses	16,988	12,990

Portfolio loans, net	1,294,735	989,389

Other real estate	1,500	—
Fixed assets, net	17,050	10,276
Accrued interest receivable	7,995	5,598
Goodwill	29,983	12,042
Intangibles, net	5,789	4,548
Prepaid expenses and other assets	14,430	7,884

Total assets	$1,535,587	$1,286,968

Liabilities and Shareholders’ Equity
Deposits:
Demand	$234,849	$229,325
Interest-bearing transaction accounts	111,725	108,712
Money market accounts	553,251	479,507
Savings	3,696	3,679
Certificates of deposit:
$100 and over	296,916	229,839
Other	115,071	65,182

Total deposits	1,315,508	1,116,244
Subordinated debentures	35,054	30,930
Federal Home Loan Bank advances	26,995	28,584
Other borrowings	9,757	6,847
Notes payable	4,000	1,500
Accrued interest payable	3,468	2,704
Accounts payable and accrued expenses	7,811	7,221

Total liabilities	1,402,593	1,194,030

Minority interest in equity of consolidated subsidiary	—	333
Shareholders’ equity:
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 11,539,539 shares at December 31, 2006 and 10,458,852 at December 31, 2005.	115	105
Additional paid in capital	78,026	53,218
Unearned compensation	—	(1,531)
Retained earnings	55,445	41,950
Accumulated other comprehensive loss	(592)	(1,137)

Total shareholders’ equity	132,994	92,605

Total liabilities and shareholders’ equity	$1,535,587	$1,286,968

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2006, 2005 and 2004

	Years ended December 31,

(In thousands, except per share data)	2006	2005	2004

Interest income:
Interest and fees on loans	$88,437	$63,448	$45,956
Interest on debt and equity securities:
Taxable	4,246	3,192	2,274
Nontaxable	35	39	41
Interest on federal funds sold	1,340	1,267	520
Interest on interest-bearing deposits	76	13	2
Dividends on equity securities	284	149	100

Total interest income	94,418	68,108	48,893

Interest expense:
Interest-bearing transaction accounts	2,332	1,035	320
Money market accounts	19,213	10,761	4,614
Savings	57	31	14
Certificates of deposit:
$100 and over	12,386	6,925	3,993
Other	3,844	1,722	1,057
Subordinated debentures	2,343	1,348	1,405
Federal Home Loan Bank borrowings	2,523	1,581	725
Notes payable and other borrowings	443	138	41

Total interest expense	43,141	23,541	12,169

Net interest income	51,277	44,567	36,724
Provision for loan losses	2,127	1,490	2,212

Net interest income after provision for loan losses	49,150	43,077	34,512

Noninterest income:
Wealth Management income	13,809	6,525	4,264
Service charges on deposit accounts	2,228	2,065	2,032
Other service charges and fee income	617	464	396
Gain on sale of mortgage loans	230	281	262
Gain on sale of other real estate	2	91	—
(Loss) gain on sale of securities	—	(494)	126
Miscellaneous income	30	35	42

Total noninterest income	16,916	8,967	7,122

Noninterest expense:
Employee compensation and benefits	25,247	22,130	18,553
Occupancy	2,966	2,327	2,090
Furniture and equipment	1,028	821	720
Data processing	1,431	1,018	797
Other	10,722	8,028	7,171

Total noninterest expense	41,394	34,324	29,331

Minority interest in net income of consolidated subsidiary	(875)	(113)	—

Income before income tax expense	23,797	17,607	12,303
Income tax expense	8,325	6,312	4,088

Net income	$15,472	$11,295	$8,215

Per share amounts:
Basic earnings per share	$1.41	$1.12	$0.85
Basic weighted average common shares outstanding	10,964	10,103	9,696
Diluted earnings per share	$1.36	$1.05	$0.82
Diluted weighted average common shares outstanding	11,387	10,747	10,055

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2004, 2005, and 2006

	Common Stock		Additional Paid in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

(in thousands, except shares)	Shares	Amount

Balance December 31, 2003	9,618,482	$96	$39,841	$24,832	$618	$65,387
Net income	—	—	—	8,214	—	8,214
Change in fair value of investment securities, net of tax	—	—	—	—	(418)	(418)
Reclassification adjustment for gains realized in net income, net of tax	—	—	—	—	(83)	(83)
Change in fair value of cash flow hedges, net of tax	—	—	—	—	(890)	(890)

Total comprehensive income						6,823

Dividends declared ($0.10 per share)	—	—	—	(971)	—	(971)
Common stock issued under stock option plans	159,875	2	1,240	—	—	1,242
Income tax benefit from stock options exercised	—	—	11	—	—	11
Noncash compensation attributed to stock option grants	—	—	234	—	—	234

Balance December 31, 2004	9,778,357	$98	$41,326	$32,075	$(773)	$72,726

Net income	—	—	—	11,295	—	11,295
Change in fair value of investment securities, net of tax	—	—	—	—	(648)	(648)
Reclassification adjustment for losses realized in net income, net of tax	—	—	—	—	201	201
Change in fair value of cash flow hedges, net of tax	—	—	—	—	83	83

Total comprehensive income						10,931

Dividends declared ($0.14 per share)	—	—	—	(1,420)	—	(1,420)
Common stock issued under stock option plans, net of restricted share unit cancellations	431,334	5	3,634	—	—	3,639
Income tax benefit from stock options exercised and vesting of restricted share units	—	—	831	—	—	831
Acquisition of Millennium Brokerage Group, LLC	249,161	2	5,247	—	—	5,249
Noncash compensation attributed to stock option grants	—	—	49	—	—	49
Amortization of unearned compensation	—	—	600	—	—	600

Balance December 31, 2005	10,458,852	$105	$51,687	$41,950	$(1,137)	$92,605

Net income	—	—	—	15,472	—	15,472
Change in fair value of investment securities, net of tax	—	—	—	—	282	282
Change in fair value of cash flow hedges, net of tax	—	—	—	—	263	263

Total comprehensive income						16,017

Dividends declared ($0.18 per share)	—	—	—	(1,977)	—	(1,977)
Common stock issued under stock option plans, net of restricted share unit cancellations	163,162	1	1,188	—	—	1,189
Income tax benefit from stock options exercised and vesting of restricted share units	—	—	525	—	—	525
Acquisition of NorthStar Bancshares, Inc.	914,144	9	23,473	—	—	23,482
Issuance of common stock shares	3,381	—	86	—	—	86
Noncash compensation attributed to stock option grants	—	—	38	—	—	38
Noncash compensation attributed to restricted share units	—	—	1,029	—	—	1,029

Balance December 31, 2006	11,539,539	$115	$78,026	$55,445	$(592)	$132,994

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 & 2004

	Years ended December 31,

(in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$15,472	$11,295	$8,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,901	1,272	996
Provision for loan losses	2,127	1,490	2,212
Net amortization of debt and equity securities	39	342	1,817
Amortization of intangible assets	1,128	287	180
Loss (gain) on sale of available for sale investment securities	—	494	(126)
Mortgage loans originated	(57,184)	(65,891)	(60,263)
Proceeds from mortgage loans sold	57,822	65,787	60,998
Gain on sale of mortgage loans	(230)	(281)	(262)
Decrease in settlement accrual of disputed note	—	—	(575)
Gain on sale of other real estate	(2)	(91)	—
Excess tax benefits of share-based compensation	(525)	831	11
Stock based compensation	786	649	234
Changes in:
Accrued interest receivable	(1,601)	(1,360)	(959)
Accrued interest payable and other liabilities	327	1,699	589
Other, net	(2,663)	(360)	2,015

Net cash provided by operating activities	17,397	16,163	15,082

Cash flows from investing activities:
Cash paid for acquisition, net of cash and cash equivalents received	(4,078)	(8,882)	—
Net increase in loans	(145,218)	(104,518)	(116,046)
Purchases of available for sale debt and equity securities	(40,676)	(165,944)	(351,696)
Proceeds from sales of available for sale debt securities	—	39,040	62,766
Proceeds from redemption of equity securities	6,904	4,672	2,534
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	66,722	106,786	246,244
Proceeds from sales of other real estate	167	229	—
Recoveries of loans previously charged off	399	479	159
Purchases of fixed assets	(7,591)	(3,505)	(1,723)

Net cash used in investing activities	(123,371)	(131,643)	(157,762)

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing deposit accounts	(11,785)	32,042	32,331
Net increase in interest bearing deposit accounts	53,261	144,574	110,897
Proceeds from issuance of subordinated debentures	4,124	10,310	16,496
Paydown of subordinated debentures	—	—	(11,340)
Proceeds from Federal Home Loan Bank advances	723,534	301,200	55,000
Repayments of Federal Home Loan Bank advances	(725,121)	(282,915)	(59,201)
Decrease in other borrowings	(6,015)	(2,768)	(31)
Proceeds from notes payable	10,000	1,500	350
Paydowns on notes payable	(10,745)	(250)	(100)
Cash dividends paid on common stock	(1,977)	(1,420)	(971)
Excess tax benefits of share-based compensation	525	—	—
Proceeds from the issuance of common stock	86	—	—
Proceeds from the exercise of common stock options	1,470	3,638	1,241

Net cash provided by financing activities	37,357	205,911	144,672

Net (decrease) increase in cash and cash equivalents	(68,618)	90,431	1,992
Cash and cash equivalents, beginning of year	118,911	28,480	26,488

Cash and cash equivalents, end of period	$50,293	$118,911	$28,480

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42,377	$22,502	$11,655
Income taxes	7,896	6,456	3,280

Noncash transactions:
Transfer to other real estate owned in settlement of loans	$—	$—	$273
Common stock issued for acquisition of business	23,482	5,249	—

See accompanying notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business

Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individual and corporate customers located in the St. Louis and Kansas City metropolitan markets through its subsidiary, Enterprise Bank & Trust (the “Bank”).  In addition, as of October 21, 2005, the Company owns 60% of Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from 13 offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states.  Millennium is included in the Wealth Management segment along with Enterprise Trust, a division of the Bank, which provides fee-based trust, personal financial planning, estate planning, and corporate planning services to the Company’s target market.

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

A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

For available for sale securities, premiums and discounts are amortized or accreted over the lives of the respective securities as an adjustment to yield using the interest method.  Dividend and interest income is recognized when earned.  Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Cash and Cash Equivalents

At December 31, 2006 and 2005, approximately $8,200,000 and $12,600,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

Loans Held for Sale

The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio.  The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans.  Mortgage loans that are sold in the secondary market are sold principally under programs with the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method.  The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2006 and 2005.  Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

Intangibles, consisting of customer lists and agreements not to compete, are amortized using the straight-line method over the estimated useful lives of approximately 5 years.  Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

Impairment of Long-Lived Assets

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

Derivative Instruments and Hedging Activities

The Company uses derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities.  Generally, the only derivative instruments used by the Company are interest rate swaps.  Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standards No. 133, (“FAS No. 133”) Accounting for Derivative Instruments and Hedging Activities, the Company assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivatives. FAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

The following is a summary of the Company’s accounting policies for derivative instruments and hedging activities.

•

Cash Flow Hedges – Derivatives designated as cash flow hedges are accounted for at fair value.  The effective portion of the change in fair value is recorded net of taxes as a component of other comprehensive income (“OCI”) in shareholders’ equity.  Amounts recorded in OCI are subsequently reclassified into interest expense when the underlying transaction affects earnings.  The ineffective portion of the change in fair value is recorded in noninterest income.  The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

•

Fair Value Hedges – Derivatives designated as fair value hedges, the fair value of the derivative instrument and related hedged item are recognized through the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income. All changes in fair value are measured on a quarterly basis.  The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

•

Non-Designated Hedges – Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives represent interest rate protection on net interest income but do not meet hedge accounting treatment. Changes in the fair value of these instruments are recorded in interest income at the end of each reporting period.

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized.  In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.

Stock-Based Compensation

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 17 – Compensation Plans in this filing.  Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In 2005, the Company began awarding restricted stock units (“RSU’s”) as part of a new long-term incentive plan. Beginning in 2005, compensation expense, based on grant date fair value of the RSU’s, is recognized in the consolidated statements of income over the vesting period.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“FAS No. 123(R)”) Share-based Payment. This statement replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. FAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. FAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 and 2004 are reflected in operating activities. The total income tax benefit recognized for share-based compensation arrangements was $525,000 in 2006.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period. The impact of adopting FAS 123(R) increased the compensation expense in 2006 by $57,000 before income taxes, and had less than a $0.01 impact on basic and diluted earnings per share.

	Years ended December 31,

(In thousands, except per share data)	2005	2004

Net income, as reported	$11,295	$8,215
Add total stock-based employee compensation expense included in reported net income, net of tax	393	93
	(400)	(3,391)

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax Pro forma net income	$11,288	$4,917

Earnings per share:
Basic:
As reported	$1.12	$0.85
Pro forma	1.12	0.51
Diluted:
As reported	$1.05	$0.82
Pro forma	1.05	0.49

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

Reclassification

Certain reclassifications have been made to the 2005 and 2004 amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes. The interpretation defines the threshold for recognizing the financial impact of uncertain tax positions in accordance with FAS 109. A company is required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is “more-likely-than-not” of being sustained on audit based solely on the technical merits of the position on the reporting date. In evaluating whether the “more-likely-than-not” recognition threshold has been met, the Interpretation requires the assumption that the tax position will be evaluated during an audit by taxing authorities. The term “more-likely-than-not” is defined as a likelihood of more than 50 percent. Individual tax positions that fail to meet the recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. The Interpretation is effective for reporting periods beginning after December 15, 2006.  The Company does not expect FASB Interpretation No. 48 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB No. 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. We are in the process of determining the effect, if any, that SAB 108 will have on our consolidated financial statements.  The Company’s analysis under SAB No. 108 of prior year and current year misstatements did not result in any adjustment to prior year or current year financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of FAS No. 157 will have a material impact on our financial condition or results of operations.

NOTE 2—ACQUISITIONS

Acquisition of NorthStar Bancshares

On July 5, 2006, the Company completed its acquisition of 100% of the total outstanding common stock of Kansas City-based NorthStar Bancshares, Inc and its wholly owned subsidiary NorthStar Bank NA (“NorthStar”) for $36,000,000 in EFSC common stock (80%) and cash (20%). The acquisition served to expand the Company’s banking franchise in the greater Kansas City area.  The purchase price for the NorthStar business consisted of:

•	$8,000,000 in cash;
•

1,091,500 unregistered shares of EFSC common stock valued at $28,000,000 based on the average closing share price of EFSC common stock, as quoted on NASDAQ, for the 20 trading days ending two days prior to the acquisition date;

•	the assumption by EFSC of a line of credit note of NorthStar, in the principal amount of $3,200,000, which was paid in full by EFSC on the closing date.

While the stated purchase price of NorthStar Bancshares, Inc. was $36,000,000, approximately $4,500,000 of the consideration is considered “contingent” and is held in an escrow account pending the collection of certain loans. This effectively reduced loans and other real estate owned and increased goodwill on the balance sheet by the same amount.  In accordance with generally accepted accounting principles, approximately 177,000 shares of EFSC stock in the escrow account have not been credited to shareholders’ equity or in average shares outstanding when reporting fully diluted earnings per share.  All shares issued by EFSC were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under said Act. As a result, the shares issued for the acquisition are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The cash portion of the transaction was funded through internally generated funds and borrowing on the Company’s line of credit.  Subsequently, on July 28, 2006, the Company issued $4,000,000 of trust preferred securities (“TRUPS”) through a newly formed affiliated statutory trust, as further discussed in Note 11 – Subordinated Debentures in this filing.  The TRUPS proceeds were used to pay off a portion of the line of credit borrowing.

At the time of the acquisition, on a consolidated basis, NorthStar Bancshares, Inc. had assets of $187,500,000, loans, net of unearned discount, of $167,200,000, deposits of $158,500,000 and stockholders’ equity of $18,800,000. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Goodwill, which is not deductible for tax purposes, was $17,800,000.  Core deposit intangibles were approximately $2,400,000 and will be amortized over ten years utilizing an accelerated method. Core deposit intangibles are not deductible for tax purposes.  NorthStar was merged into and with Enterprise Bank & Trust on October 6, 2006.  Please refer to the Form 8-K filed by the Company on July 5, 2006 for more information.

Acquisition and Integration Costs

As of the consummation date, the Company accrued certain costs associated with the acquisition.  As of December 31, 2006, the accrued balance was $30,000 and is primarily related to amounts required to terminate several information technology contracts.  As the obligation to make these payments was accrued at the consummation date, such payments will not have any impact on the consolidated statements of income.  The acquisition costs are reflected in Accounts payable and accrued expenses in the consolidated balance sheets.

Through December 31, 2006, the Bank has also incurred approximately $145,000 of integration costs associated with the acquisition that have been expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the information technology conversion of NorthStar.

Reserved Credit Escrow

As part of the acquisition agreement, $4,500,000 of the purchase price was deposited into a “Reserved Credit Escrow” account. These funds are being held until the Bank receives principal payments or proceeds from the sale of several identified loans and other real estate.  These amounts are considered “contingent consideration” under U.S. GAAP and therefore, were not and will not be recorded in common stock or additional paid in capital until the contingency is resolved.  The Reserved Credit Escrow amount was split between Loans and Other real estate.  It is considered to be our best estimate, or fair value, of the specific assets.  As a result, the Loans and Other real estate amounts in the opening balance sheet were reduced by escrow amounts.

Acquisition of Millennium Brokerage Group

On October 21, 2005, the Company acquired 60% of Millennium, a Tennessee limited liability company. Millennium is a national insurance brokerage firm with headquarters in Nashville, Tennessee.  Millennium acts as a wholesale distributor, broker and consultant concerning life insurance products, brokers insurance, and other investments or financial products.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Millennium’s operations have been included in the consolidated financial statements since the date of the purchase. The acquisition was completed through Millennium Holding Company, Inc, a wholly-owned subsidiary of EFSC that was created to consummate the transaction.  Millennium continues to operate under their trade name.

The aggregate purchase price was $15,000,000 consisting of 249,161 shares of EFSC common stock valued at $5,249,000 and $9,750,000 in cash. Goodwill of $10,293,000, which is deductible for tax purposes, was recorded as part of the purchase price allocation. Intangible assets consisting of customer and trade name totaling $4,700,000 were also recorded with a weighted average useful life of approximately 5 years.

The terms of the agreement call for an additional 20% purchase in 2008 and 2010, respectively, for the remaining interests. The consideration mix between stock and cash for subsequent payouts are at the Company’s discretion with a maximum of 70% stock.  Future payouts up to a maximum of $36,000,000, inclusive of the initial $15,000,000 payout, are conditioned upon certain pre-tax income performance targets. EFSC is contractually entitled to a priority return on its investment of 23.1% (pre-tax) before additional distributions to the Millennium principals.

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

	Years ended December 31,

(in thousands, except per share data)	2006	2005	2004

Basic
Net income, as reported	$15,472	$11,295	$8,215

Weighted average common shares outstanding	10,964	10,103	9,696

Basic earnings per share	$1.41	$1.12	$0.85

Diluted
Net income	$15,472	$11,295	$8,215
Expense related to dilutive stock options and appreciation rights, net of tax	—	22	(4)

	$15,472	$11,317	$8,211

Weighted average common shares outstanding	10,964	10,103	9,696
Effect of dilutive stock options and restricted share units	423	644	359

Diluted weighted average common shares outstanding	11,387	10,747	10,055

Diluted earnings per share	$1.36	$1.05	$0.82

As of December 31, 2006, 2005 and 2004, 0, 7,800, and 194,994 options, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.  The Company recognizes expense for stock options granted to non-employees and Stock Appreciation Rights granted to Directors of the Company.

NOTE 4—SUBSEQUENT EVENTS

Acquisition of Clayco Banc Corporation

On February 28, 2007, the Company completed its acquisition of Kansas City-based Clayco Banc Corporation (“Clayco”) and its wholly owned subsidiary, Great American Bank (“Great American”) for $37 million in EFSC common stock (60%) and cash (40%.)  The acquisition served to expand the Company’s banking franchise in the greater Kansas City area.  All shares issued by EFSC were issued in reliance upon an exemption from registration set forth in Section 4(2) and Rule 506 of the Securities Act of 1933.  As a result, the 731,692 EFSC shares issued for the acquisition will be “restricted securities” and may not be offered or sold in the United States absent registration of an applicable exemption from registration requirements.  The cash portion of the transaction was funded through internally generated funds and the issuance of a TRUPS, as further discussed below.

At the time of the acquisition, Clayco had assets of $201,900,000, loans, net of unearned discount, of $167,000,000, deposits of $150,700,000, and stockholders’ equity of $12,800,000.  The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date.  The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized.  Preliminary goodwill, which is not deductible for tax purposes, was approximately $26,300,000. Core deposit intangibles were approximately $1,900,000 and will be amortized over ten years utilizing an accelerated method.  Core deposit intangibles are not deductible for tax purposes.  Great American is expected to be merged with and into the Bank in 2008. Please refer to the Form 8-K’s filed by the Company on November 22, 2006 and March 1, 2007 for more information.

Trust Preferred Securities - EFSC Capital Trust VI

On February 26, 2007, EFSC Statutory Capital Trust VI (“EFSC Trust VI”), a newly formed Delaware statutory trust and subsidiary of EFSC, issued 14,000 floating rate Trust Preferred Securities at $1,000 per share to a Trust Preferred Securities Pool. The fixed rate is equal to 6.573% until March 2012 when the rate floats at three-month London Interbank Offered Rate (“LIBOR”) + 1.60%, and is payable quarterly beginning March 30, 2007.  The TRUPS are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The proceeds were invested in junior subordinated debentures of the Company.  The net proceeds to the Company from the sale of the junior subordinated debentures, were approximately $14,000,000.  The TRUPS mature on March 30, 2037. The mandatory date may be shortened to a date not earlier than March 30, 2012 if certain conditions are met.  The TRUPS are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements.  The proceeds from the offering were used to fund the cash portion of the acquisition of Clayco, as discussed above.

NOTE 5—INVESTMENTS IN DEBT AND EQUITY SECURITIES

The amortized cost and estimated fair value of debt and equity securities are summarized below:

	2006

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:
Obligations of U.S. government agencies	$96,110	$59	$(717)	$95,452
Mortgage-backed securities	9,877	13	(273)	9,617
Municipal bonds	1,115	5	(9)	1,111
Other securities	2,024	—	—	2,024
Federal Home Loan Bank stock	3,006	—	—	3,006

	$112,132	$77	$(999)	$111,210

	2005

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:
Obligations of U.S. government agencies	$118,357	$14	$(1,045)	$117,326
Mortgage-backed securities	13,276	12	(335)	12,953
Municipal bonds	1,243	2	(14)	1,231
Other securities	1,455	—	—	1,455
Federal Home Loan Bank stock	2,594	—	—	2,594

	$136,925	$28	$(1,394)	$135,559

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2006, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$36,208	$35,905
Due after one year through five years	60,551	60,193
Due after five years through ten years	466	465
Mortgage-backed securities	9,877	9,617
Securities with no stated maturity	5,030	5,030

	$112,132	$111,210

During 2006, the Company did not sell any investments in debt and equity securities.  During 2005, proceeds from sales of investments in debt and equity securities were $39,040,000, which resulted in gross gains of $12,000 and gross losses of $506,000. During 2004, proceeds from sales of investments in debt and equity securities were $62,766,000, which resulted in gross gains of $131,000 and gross losses of $4,000.  Debt and equity securities having a carrying value of $32,084,000 and $18,365,000 at December 31, 2006 and 2005, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

As a member of the Federal Home Loan Bank (“FHLB”) system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. At December 31, 2006, the membership stock requirement for the Bank was 0.12% of its total assets subject to a maximum of $10 million. The activity-based stock requirement is 4.45% of the Bank’s aggregate outstanding FHLB advances.  The FHLB stock is recorded at cost, which represents redemption value.  The Bank is a member of the FHLB of Des Moines.

Provided below is a summary of securities available for-sale which were in an unrealized loss position at December 31, 2006 and 2005. The unrealized losses reported as of December 31, 2006 for obligations of U.S. government agencies for 12 months or more includes 32 FNMA agency notes with estimated maturities or repricings of one to two years.  The unrealized loss reported for the mortgage-backed securities for 12 months or more includes 26 securities and primarily relates to Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) pools with estimated maturities or repricings of one to four years.  Fannie Mae or Freddie Mac guarantees the contractual cash flows of these securities.  The unrealized losses reported for municipal bonds for 12 months or more includes 5 securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	2006

	Less than 12 months		12 months or more		Total

(in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Obligations of U.S. government agencies	$8,197	$34	$82,264	$683	$90,461	$717
Mortgage-backed securities	—	—	8,687	273	8,687	273
Municipal bonds	—	—	449	9	449	9

	$8,197	$34	$91,400	$965	$99,597	$999

	2005

	Less than 12 months		12 months or more		Total

(in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Obligations of U.S. government agencies	$64,759	$227	$37,526	$818	$102,285	$1,045
Mortgage-backed securities	2,641	52	8,793	283	11,434	335
Municipal bonds	184	1	752	13	936	14

	$67,584	$280	$47,071	$1,114	$114,655	$1,394

NOTE 6—LOANS

A summary of loans by category at December 31, 2006 and 2005:

	December 31,

(in thousands)	2006	2005

Real Estate Loans:
Construction and land development	$196,851	$138,318
Farmland	8,577	7,518
1-4 Family residential	150,244	151,575
Multifamily residential	41,412	24,927
Other real estate loans	526,183	377,937

Total real estate loans	$923,267	$700,275
Commercial and industrial	352,914	265,488
Other	35,561	36,494

Total Loans	$1,311,742	$1,002,257
Unearned loan (fees) costs, net	(19)	122

Total loans, net of unearned loan (fees) cost	$1,311,723	$1,002,379

The Bank grants commercial, residential, and consumer loans primarily in the St. Louis and Kansas City metropolitan areas.  The Company has a diversified loan portfolio, with no particular concentration of credit in anyone economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the year ended December 31, 2006 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director.  Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	Total

Balance January 1, 2006	$16,859
New loans and advances	3,006
Payments	(9,013)

Balance December 31, 2006	$10,852

A summary of activity in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 is A summary of impaired loans at December 31, 2006, 2005, and 2004 is as follows:  December 31, as follows:

(in thousands)	2006	2005	2004

Balance at beginning of year	$12,990	$11,665	$10,590
Acquired allowance for loan losses	3,069	—	—
Provision for loan losses	2,127	1,490	2,212
Loans charged off	(1,598)	(644)	(1,296)
Recoveries of loan previously charged off	400	479	159

Balance at end of year	$16,988	$12,990	$11,665

A summary of impaired loans at December 31, 2006, 2005, and 2004 is as follows:

	December 31,

(in thousands)	2006	2005	2004

Non-accrual loans	$6,363	$1,421	$1,827
Loans past due 90 days or more and still accruing interest	112	—	—
Restructured loans continuing to accrue interest	—	—	—

Total impaired loans	$6,475	$1,421	$1,827

Allowance for losses on impaired loans	$2,040	$290	$441
Impaired loans with no related allowance for loan losses	112	—	872
Average balance of impaired loans during the year	2,658	1,981	1,846

The Bank had one loan over 90 days past due and still accruing interest at December 2006.  This loan paid off on January 5, 2007.  There were no loans over 90 days past due and still accruing interest at December 31, 2005 and 2004.  If interest on non-accrual loans had been accrued, such income would have been $218,000, $144,000, and $103,000 for the years ended December 31, 2006, 2005, and 2004, respectively.  The cash amount recognized as interest income on non-accrual loans was $75,000, $109,000, and $64,000 for the years ended December 31, 2006, 2005, and 2004, respectively.  The amount recognized as interest income on impaired loans continuing to accrue interest was $3,000, $0, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Bank accounts for its derivatives under SFAS No. 149, An Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to the hedged item, other comprehensive income, or current earnings, as appropriate.

Cash Flow Hedges

Previously, the Bank entered into interest rate swaps to convert floating-rate loan assets to fixed rates.  Interest rate swaps with notional amounts of $30,000,000 and $40,000,000 under which the Bank received a fixed rate of 5.3425% and 5.4150% matured in March and April 2006, respectively. As of December 31, 2006, the Bank had no outstanding cash flow hedges.

The swap agreements provided for the Bank to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest. Amounts paid or received under these swap agreements were accounted for on an accrual basis and recognized as interest income of the related asset.  The net cash flows related to cash flow hedges decreased interest income on loans by $410,000 and $539,000 in 2006 and 2005, respectively, and increased interest income on loans by $1,163,000 in 2004.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date.  At December 31, 2006 and 2005, $0 and $263,000, respectively, in deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income.  All cash flow hedges were effective; therefore, no gain or loss was recorded in earnings in 2006, 2005 and 2004.

Fair Value Hedges

The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on certain brokered CDs to a variable interest rate. The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the one or three-month LIBOR and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.)  Fair value hedges are accounted for at fair value.  All changes in fair value are measured on a quarterly basis.

Amounts to be paid or received are accounted for on an accrual basis and recognized as interest expense of the related liability.  The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $363,000 and $360,000 in 2006 and 2005, respectively, and decreased interest expense by $346,000 in 2004. Two swaps, each with a $10,000,000 notional amount, under which the Bank received a fixed rate of 2.30% and 2.45% matured in February and April 2006, respectively. At December 31, 2006, the Bank had one outstanding fair value hedge.

At inception of the CD, the Company paid broker placement fees by reducing the proceeds received from the issued CD. The fees did not affect the inception value of the interest rate swap.  Placement fees are capitalized and amortized into interest expense over the life of the CD in a manner similar to debt issuance costs.

Non-Designated Hedges

The Bank has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. The swap agreements provide for the Bank to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR.  The non-designated hedges are accounted for at fair value. All changes in fair value are measured on a quarterly basis.

Under the swap agreements the Bank is to pay or receive interest monthly. The net cash flows related to these hedges decreased interest income on loans by $2,100 in 2006.  One swap agreement is a forward rate lock hedging against rate increases through August 2007. As a result, the cash flows for this swap will not begin until August 2007.

The following table summarizes the Bank’s derivative instruments at December 31, 2006 and 2005.

	December 31,

(in thousands)	2006	2005

Cash Flow Hedges
Notional amount	$—	$70,000
Weighted average pay rate	—%	7.25%
Weighted average receive rate	—%	5.39%
Weighted average maturity in months	—	3
Unrealized loss related to interest rate swaps	$—	$(395)
Fair Value Hedges
Notional amount	$10,000	$30,000
Weighted average pay rate	5.32%	4.42%
Weighted average receive rate	2.90%	2.55%
Weighted average maturity in months	2	6
Unrealized loss related to interest rate swaps	$(35)	$(341)
Non-Designated Hedges
Notional amount	$7,324	$—
Weighted average pay rate	7.96%	—%
Weighted average receive rate	7.95%	—%
Weighted average maturity in months	79	—
Unrealized loss related to interest rate swaps	$(119)	$—

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.  Given the fair value loss associated with the derivatives at December 31, 2006, the Bank had no credit exposure to counterparties. At December 31, 2006 and 2005, in connection with our interest rate swap agreements we had pledged investment securities available for sale with a fair value of $2,500,000.  At December 31, 2006 and 2005, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $196,000.

NOTE 8—FIXED ASSETS

A summary of fixed assets at December 31, 2006 and 2005 is as follows:

	December 31,

(in thousands)	2006	2005

Land	$2,089	$1,545
Buildings and leasehold improvements	13,763	8,652
Furniture, fixtures and equipment	9,344	6,870
Capitalized software	3	—

	25,199	17,067
Less accumulated depreciation and amortization	8,149	6,791

Total fixed assets	$17,050	$10,276

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $1,901,000, $1,272,000 and $996,000 in 2006, 2005, and 2004, respectively.

The Company has facilities leased under agreements that expire in various years through 2017. The Company’s aggregate rent expense totaled $1,724,000, $1,602,000, and $1,504,000 in 2006, 2005, and 2004, respectively. Sublease rental income for 2006 was $39,000.  There was no sublease rental income in 2005 or 2004. The future aggregate minimum rental commitments (in thousands) required under the leases are as follows:

Year	Amount

2007	$1,924
2008	1,936
2009	1,970
2010	1,980
2011	1,048
Thereafter	1,963

Total	$10,822

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

The tables below presents an analysis of the goodwill and intangible activity for the years ended December 31, 2006 and 2005. There was no change in goodwill during the year ended December 31, 2004.

(in thousands)	Goodwill

Balance at December 31, 2004	$1,938
Goodwill from purchase of Millennium Brokerage Group	10,104

Balance at December 31, 2005	12,042
Goodwill from purchase of Millennium Brokerage Group	189
Goodwill from purchase of NorthStar Bancshares, Inc	17,752

Balance at December 31, 2006	$29,983

(in thousands)	Non-compete Intangible	Customer and Trade Name Intangibles	Core Deposit Intangible	Net Intangible

Balance at January 1, 2004	$315	$—	$—	$315
Amortization expense	(180)	—	—	(180)

Balance at December 31, 2004	135	—	—	135
Intangibles from purchase of Millennium Brokerage Group	—	4,700	—	4,700
Amortization expense	(135)	(152)	—	(287)

Balance at December 31, 2005	—	4,548	—	4,548
Intangibles from purchase of NorthStar Bancshares, Inc	—	—	2,369	2,369
Amortization expense	—	(912)	(216)	(1,128)

Balance at December 31, 2006	$—	$3,636	$2,153	$5,789

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles (in thousands) at December 31, 2006.

Year	Amount

2007	$1,321
2008	1,278
2009	1,235
2010	1,179
2011	237
After 2011	539

$5,789

The annual impairment evaluation of the goodwill and intangible balances has not identified any potential impairment; accordingly no goodwill or intangible impairment was recorded in 2006.

NOTE 10—MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2006:

(in thousands)	$100,000 and Over	Other	Total

Less than 1 year	$222,772	$93,079	$315,851
Greater than 1 year and less than 2 years	36,635	10,411	47,046
Greater than 2 years and less than 3 years	18,009	6,289	24,298
Greater than 3 years and less than 4 years	17,553	4,122	21,675
Greater than 4 years and less than 5 years	1,947	1,170	3,117

	$296,916	$115,071	$411,987

NOTE 11—SUBORDINATED DEBENTURES

The Corporation has five wholly-owned statutory business trusts.  These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust securities. The amounts and terms of each respective issuance at December 31 were as follows:

	Amount

(in thousands)	2006	2005	Maturity Date	Call date	Interest Rate

EFSC Capital Trust I	$4,124	$4,124	June 2032	June 2007	Floats @ 3MO LIBOR + 3.65%
EFSC Capital Trust II	5,155	5,155	June 2034	June 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Capital Trust III	11,341	11,341	December 2034	December 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Capital Trust IV	10,310	10,310	December 2035	December 2010	Fixed for 5 years @ 6.14% (1)
EFSC Capital Trust V	4,124	—	September 2036	September 2011	Floats @ 3MO LIBOR + 1.60%

Total trust preferred securities	$35,054	$30,930

(1)	After 5 years, floats @ 3MO LIBOR + 1.44%

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

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

As a member of the FHLB, the Bank has access to FHLB advances. The FHLB advances at December 31, 2006 and 2005 are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans with a carrying value of $267,000,000 and $270,000,000, respectively, and all stock held in the FHLB of Des Moines.

The following table summarizes the type, maturity and rate of the Company’s FHLB advances at December 31:

		2006		2005

(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate

Long term non-amortized fixed advance	less than 1 year	$1,250	4.74%	$1,525	4.51%
Long term non-amortized fixed advance	1 - 2 years	650	4.91%	1,250	4.74%
Long term non-amortized fixed advance	2 - 3 years	1,050	5.40%	650	4.91%
Long term non-amortized fixed advance	3 - 4 years	5,800	4.48%	1,050	5.40%
Long term non-amortized fixed advance	4 - 5 years	300	6.07%	5,800	4.48%
Long term non-amortized fixed advance	5 - 10 years	17,000	4.53%	17,300	4.55%
Mortgage matched fixed advance	10 - 15 years	945	5.69%	1,009	5.69%

Total Federal Home Loan Bank Advances		$26,995	4.63%	$28,584	4.62%

The majority of these advances were used to match certain fixed rate loans to lock in an interest rate spread.  All of the FHLB advances have fixed interest rates, and $26,050,000 and $27,575,000 at December 31, 2006 and 2005, respectively, are callable by the Company anytime, subject to prepayment penalties.  The remaining borrowings are not callable by the Company.  The Bank, which has an investment in the capital stock of the FHLB, maintains a line of credit with the FHLB and had availability of approximately $130,000,000 at December 31, 2006.

NOTE 13—OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,

(in thousands)	2006	2005

Securities sold under repurchase agreements	$9,561	$6,650
Federal funds purchased	—	—
Other	196	196

Total other borrowings	$9,757	$6,847

Average balance during the year	$7,692	$6,440
Maximum balance outstanding at any month-end	9,757	7,674
Weighted average interest rate during the year	3.07%	2.13%
Weighted average interest rate at December 31	3.33%	2.52%

At December 31, 2006 the Company had an $11,000,000 unsecured bank line of credit and a $4,000,000 term loan that were renewed on December 6, 2006.  Both instruments have debt covenants, accrue interest based on LIBOR plus 1.25% and are payable quarterly.  At December 31, 2006, outstanding balances on the line of credit and term loan were $0 and $4,000,000, respectively.  For the year ended December 31, 2006, the average balance and maximum month-end balance of these instruments were $3,042,000 and $4,000,000, respectively.

The Company also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes but has not drawn on the line.  As of December 31, 2006 approximately $165,000,000 was available under this line.  This line is secured by a pledge of certain eligible loans.

NOTE 14—LITIGATION AND OTHER CLAIMS

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

NOTE 15—INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,

(in thousands)	2006	2005	2004

Current:
Federal	$9,023	$6,572	$3,612
State and local	546	774	267
Deferred	(1,244)	(1,034)	209

	$8,325	$6,312	$4,088

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2006 and 2005 and 34% in 2004 to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

	Years ended December 31,

(in thousands)	2006	2005	2004

Income tax expense at statutory rate	$8,327	$6,162	$4,183
Increase (reduction) in income tax resulting from:
Reversal of valuation allowance	—	—	(241)
Tax-exempt income	(274)	(380)	(298)
State and local income tax expense	355	503	176
Non-deductible expenses	236	189	159
Other, net	(319)	(162)	109

Total income tax expense	$8,325	$6,312	$4,088

A net deferred income tax asset of $8,773,000 and $6,064,000 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2006 and 2005, respectively.  The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,

(in thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$6,022	$4,547
Deferred compensation	992	802
Merchant banking investments	239	212
Unrealized losses on securities available for sale	371	491
Unrealized losses on cash flow derivative instruments	—	132
Loans	1,436	—
Other	581	216

Total deferred tax assets	9,641	6,400

Deferred tax liabilities:
Core deposit intangibles	784	—
Office equipment and leasehold improvements	84	336

Total deferred tax liabilities	868	336

Net deferred tax asset	$8,773	$6,064

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances as of December 31, 2006 or December 31, 2005.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2006 and 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$148,856	10.83%	$109,935	8.00%	$—	—%
Enterprise Bank & Trust	142,645	10.41	109,640	8.00	137,049	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	131,869	9.60	54,968	4.00	—	—
Enterprise Bank & Trust	125,658	9.17	54,820	4.00	82,230	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	131,869	8.87	44,610	3.00	—	—
Enterprise Bank & Trust	125,658	8.47	44,509	3.00	74,182	5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	120,528	11.55	83,462	8.00	—	—
Enterprise Bank & Trust	115,435	11.08	83,362	8.00	104,202	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	107,538	10.31	41,731	4.00	—	—
Enterprise Bank & Trust	102,445	9.83	41,681	4.00	62,521	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	107,538	8.75	36,883	3.00	—	—
Enterprise Bank & Trust	102,445	8.33	36,912	3.00	61,521	5.00

NOTE 17—COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock appreciation rights, and restricted share units (RSU’s), as designated by the Company’s Board of Directors. The Company uses authorized and unissued shares to satisfy share award exercises.  During 2006, share-based compensation was issued in the form of stock, stock options and RSU’s.  At December 31, 2006, 892,865 shares were available for grant under the various share-based compensation plans.  An additional 96,619 shares of stock were available for issuance under the Stock Plan for Non-Management Directors approved by the Shareholders in April 2006. Share-based compensation has been settled with newly issued shares.

The share-based compensation expense that was charged against income was $1,252,000, $690,000 and $228,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $525,000, $831,000 and $11,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In determining compensation cost for stock options, the Black-Schools option-pricing model is used to estimate the fair value of options on date of grant. The Black-Schools model is a closed-end model that uses the assumptions in the following table. The risk-free rate for the expected term is based on the U.S. Treasury zero-coupon spot rates in effect at the time of grant.  Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.

	2006	2005	2004

Risk-free interest rate	4.5%	4.5%	4.2%
Expected dividend rate	0.3%	0.6%	0.6%
Expected volatility	54.6%	43.7%	45.0%
Expected term (years)	9.5 years	10 years	10 years

Employee Stock Options

Stock options were granted to key employees with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. Stock options have a vesting schedule of between three to five years.  The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $18.34, $11.62, and $7.80, respectively.  Compensation expense related to stock options was $21,000, $15,000, and $146,000 in 2006, 2005, and 2004, respectively.  Compensation expense in 2004 was related to the acceleration of outstanding employee stock options as described in Note 1 – Significant Accounting Policies.  On a quarterly basis, actual forfeitures are measured and recognized in expense for any differences versus the estimate.  In 2006, the difference between actual and estimated forfeitures on the accelerated options decreased compensation expense by $36,000.  In 2005, the difference between actual and estimated forfeitures on the accelerated options increased compensation expense by $15,000. The total intrinsic value of options exercised on the date of exercise was $1,750,000, $4,200,000, and $1,135,000 in 2006, 2005 and 2004, respectively. Cash received from the exercise of stock options in 2006 was $1,226,000.  At December 31, 2006, there was $189,500 of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of  2.7 years.  Following is a summary of the employee stock option activity for 2006.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	901,528	$12.03	—
Granted	7,487	27.86	—
Exercised	(103,878)	11.80	—
Forfeited	—	—	—

Outstanding at December 31, 2006	805,137	$12.21	5.5 years	$16,403

Exercisable at December 31, 2006	790,009	$11.98	5.4 years	$16,274

Vested and expected to vest at December 31, 2006	805,137	$12.21	5.5 years	$16,403

Restricted Share Units

In 2005, the Company began awarding nonvested stock, in the form of RSU’s, as part of a new long-term incentive plan. RSU’s awarded to employees are subject to continued employment and vest ratably over five years.  RSU’s granted to directors in 2005 vested on December 31, 2005.  RSU’s do not carry voting or dividend rights until vesting. Sales of the units are restricted prior to vesting.  Compensation expense related to employee RSU’s was $1,029,000 and $483,000 in 2006 and 2005, respectively. In 2005, Other noninterest expense included $117,000 for the RSU’s awarded to the directors of the Company.  The total fair value (at vest date) of shares vested during 2006 and 2005 was $1,506,000 and $658,000, respectively. At December 31, 2006, there was $3,418,000 of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted average period of 3.5 years.  A summary of the status of the Company’s restricted share unit awards as of December 31, 2006 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2006	95,613	$18.80
Granted	115,617	25.56
Vested	(46,325)	22.27
Forfeited	(4,430)	18.75

Outstanding at December 31, 2006	160,475	22.67

Stock Appreciation Rights

On April 1, 1999, the Company adopted a Stock Appreciation Rights (“SAR’s”) Plan.  This Plan replaced the previous form of cash compensation for directors of the Company and its subsidiaries.  Awards vest based upon attendance and unit performance.  Under the plan, the Company has the option to pay vested SAR’s either in the form of cash or Company common stock.  There were no SAR’s granted in 2006, 2005 or 2004.  For the year ended December 31, 2006 and 2005, the Company recognized $60,000 and $41,000 of expense to record the fair value of the SAR’s. The Company recognized a reduction to expense of $6,000 to record the fair value of the SAR’s for the year ended December 31, 2004.  During 2006, the Company paid cash of $19,000 for SAR’s that vested in July and October. In January 2007, the Company paid $118,000 to settle SAR’s that vested on December 31, 2006. At December 31, 2006, there were no other SAR’s outstanding.

Stock Plan for Non-Management Directors

In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash.  Shares granted under this plan may be subject to resale restrictions (“restricted stock”). The plan was approved by the shareholders and allows up to 100,000 shares to be awarded.   In July 2006, the Company issued 3,381 shares of restricted stock at a fair value of $25.45 per share. For the year ended December 31, 2006, the Company recognized $125,000 of stock-based compensation expense for the directors.  At December 31, 2006, there is no unrecognized compensation cost related to this plan.

Moneta Plan

In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. (“Moneta”), a nationally recognized firm in the financial planning industry.  The Company renegotiated the original agreement in 2003.  Under the agreements, Moneta received options for banking business referrals and still receives a portion of the gross margin earned by Trust in the form of cash.  As a result, there have been no options granted to Moneta since 2003. The fair value of each Moneta option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The Company recognized the fair value of the options over the vesting period as expense. The Company recognized $17,000, $34,000, and $88,000 in Moneta option-related expenses during 2006, 2005 and 2004, respectively.  As of December 31, 2006, the fair value of all Moneta options had been recognized, therefore, there is no unrecognized compensation cost.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	188,904	$12.43
Granted	—	—
Exercised	(23,081)	10.85
Forfeited	—	—

Outstanding at December 31, 2006	165,823	$12.66	2.8 years	$3,303

Exercisable at December 31, 2006	161,471	$13.02	2.9 years	$3,158

Vested and expected to vest at December 31, 2006	165,823	$12.66	2.8 years	$3,303

401(k) plans

Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees of the Bank over the age of 21.  In addition, substantially all employees of Millennium can elect to participate in a safe-harbor 401(k) plan. The amount charged to expense for the Company’s contributions, including Millennium, to the plans was $323,000, $843,000, and $476,000 for 2006, 2005, and 2004, respectively.

NOTE 18—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2006, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2006 and 2005 is as follows:

(in thousands)	December 31, 2006	December 31, 2005

Commitments to extend credit	$480,071	$346,205
Standby letters of credit	39,587	28,013
Private equity bank fund	250	—

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2006 and 2005, approximately $35,900,000 and $10,500,000, respectively, represents fixed rate loan commitments.  Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These standby letters of credit are issued to support contractual obligations of the Bank’s customers.  The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.  The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2006.

In 2006, the Company entered into a commitment to invest in a private equity bank fund.  The commitment will be drawn down in the next 18 months.

SFAS 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2006 and 2005:

	2006		2005

(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value

Balance sheet assets
Cash and due from banks	$41,588	$41,588	$54,118	$54,118
Federal Funds Sold	7,066	7,066	64,709	64,709
Interest-bearing deposits	1,669	1,669	84	84
Investments in debt and equity securities	111,210	111,210	135,559	135,559
Loans held for sale	2,602	2,602	2,761	2,761
Derivative financial instruments	(154)	(154)	(736)	(736)
Loans, net	1,311,723	1,308,638	989,389	988,645
Accrued interest receivable	7,995	7,995	5,598	5,598
Balance sheet liabilities
Deposits	1,315,508	1,315,508	1,116,244	1,116,593
Subordinated debentures	35,054	35,152	30,930	31,061
Other borrowed funds	40,752	40,991	36,931	37,195
Accrued interest payable	3,468	3,468	2,704	2,704

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash, Fed Funds Sold, and Other Short-term Instruments

For cash and due from banks, federal funds purchased, interest-bearing deposits, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprise in a short time period.

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

Deposits

The fair value of demand deposits, interest-bearing transaction accounts, and money market accounts and savings deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Subordinated Debentures

Fair value of floating interest rate subordinated debentures is assumed to equal carrying value.  Fair value of fixed interest rate subordinated debentures is based on market prices.

Other Borrowed Funds

Other borrowed funds include FHLB advances, customer repurchase agreements, federal funds purchased, and notes payable.  The fair value of FHLB advances is based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on borrowed money with similar remaining maturities. The fair value of federal funds purchased, customer repurchase agreements and notes payable are assumed to be equal to their carrying amount since they have an adjustable interest rate.

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

NOTE 19—SEGMENT REPORTING

Management segregates the Company into three distinct businesses for evaluation purposes.  The three segments are Banking, Wealth Management, and Corporate and Inter Company.  The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The majority of the Company’s assets and income result from the Banking segment.  The Bank is a full-service commercial bank with four St. Louis locations and six locations in the Kansas City region.

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

The Corporate and Inter company segment includes the holding company and subordinated debentures.  The Company incurs general corporate expenses and owns Enterprise Bank & Trust and a controlling ownership of Millennium.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.

Following are the financial results for the Company’s operating segments.

	Years ended December 31, 2006

(in thousands)	Banking	Wealth Management	Corporate and Inter company	Total

Net interest income	$53,639	$105	$(2,467)	$51,277
Provision for loan losses	2,127	—	—	2,127
Noninterest income	3,056	13,809	51	16,916
Non interest expense	28,563	9,207	3,624	41,394
Minority interest	—	(875)	—	(875)

Income (loss) before income tax expense	26,005	3,832	(6,040)	23,797
Income tax expense (benefit)	9,119	1,379	(2,173)	8,325

Net income (loss)	$16,886	$2,453	$(3,867)	$15,472

Loans, less unearned loan fees	$1,311,723	$—	$—	$1,311,723
Goodwill	19,690	10,293	—	29,983
Intangibles, net	2,153	3,636	—	5,789
Deposits	1,319,201	—	(3,693)	1,315,508
Borrowings	36,752	—	39,054	75,806
Total assets	1,517,617	16,991	979	1,535,587

	2005

	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$45,804	$73	$(1,310)	$44,567
Provision for loan losses	1,490	—	—	1,490
Noninterest income	2,374	6,525	68	8,967
Non interest expense	25,242	5,534	3,548	34,324
Minority interest	—	(113)	—	(113)

Income (loss) before income tax expense	21,446	951	(4,790)	17,607
Income tax expense (benefit)	7,708	342	(1,738)	6,312

Net income (loss)	$13,738	$609	$(3,052)	$11,295

Loans, less unearned loan fees	$1,002,379	$—	$—	$1,002,379
Goodwill	1,938	10,104	—	12,042
Intangibles, net	—	4,548	—	4,548
Deposits	1,117,110	—	(866)	1,116,244
Borrowings	35,431	—	32,430	67,861
Total assets	1,269,212	16,253	1,502	1,286,968

	2004

	Banking	Wealth Management	Corporate and Intercompany	Total

Net interest income	$38,011	$80	$(1,366)	$36,725
Provision for loan losses	2,212	—	—	2,212
Noninterest income	2,812	4,264	46	7,122
Non interest expense	22,061	3,684	3,586	29,331

Income (loss) before income tax expense	16,550	660	(4,906)	12,304
Income tax expense (benefit)	5,862	260	(2,033)	4,089

Net income (loss)	$10,688	$400	$(2,873)	$8,215

Loans, less unearned loan fees	$898,505	$—	$—	$898,505
Goodwill	1,938	—	—	1,938
Intangibles, net	135	—	—	135
Deposits	939,784	—	(156)	939,628
Borrowings	19,914	—	20,870	40,784
Total assets	1,058,539	414	997	1,059,950

NOTE 20—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,

(in thousands)	2006	2005

Assets
Cash	$1,824	$866
Investment in Enterprise Bank & Trust	146,985	103,322
Investment in Millennium Holding Company	16,385	15,462
Other assets	7,497	6,022

Total assets	$172,691	$125,672

Liabilities and Shareholders’ Equity
Subordinated debentures	$35,054	$30,930
Accounts payable and other liabilities	4,643	2,137
Shareholders’ equity	132,994	92,605

Total liabilities and shareholders’ equity	$172,691	$125,672

Condensed Statements of Income

	Years ended December 31,

(in thousands)	2006	2005	2004

Income:
Dividends from subsidiaries	$9,669	$—	$—
Other	133	107	88

Total income	9,802	107	88

Expenses:
Interest expense-subordinated debentures	2,343	1,348	1,405
Interest expense-notes payable	207	1	2
Other expenses	3,623	3,548	3,586

Total expenses	6,173	4,897	4,993

Net income (loss) before taxes and equity in undistributed earnings of subsidiaries	3,629	(4,790)	(4,905)
Income tax benefit	2,173	1,738	2,033

Net income (loss) before equity in undistributed earnings of subsidiaries	5,802	(3,052)	(2,872)

Equity in undistributed earnings of subsidiaries	9,670	14,347	11,087

Net income	$15,472	$11,295	$8,215

Condensed Statements of Cash Flow

	Years Ended December 31,

(in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$15,472	$11,295	$8,215
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in settlement accrual of disputed note	—	—	(575)
Stock based compensation	784	649	234
Net income of subsidiaries	(19,339)	(14,347)	(11,087)
Dividends from subsidiaries	9,669	—	—
Excess tax benefits of stock compensation	(525)	831	11
Other, net	10	(2,601)	(640)

Net cash provided by (used in) operating activities	6,071	(4,173)	(3,842)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(8,060)	(8,882)	—
Purchases of available for sale debt and equity securities	(538)	—	—
Capital contributions to subsidiaries	—	—	(3,000)

Net cash used in investing activities	(8,598)	(8,882)	(3,000)
Cash flows from financing activities:
Proceeds from notes payable	10,000	1,500	350
Paydowns of notes payable	(10,745)	(250)	(100)
Proceeds from issuance of subordinated debentures	4,124	10,310	16,496
Paydown of subordinated debentures	—	—	(11,340)
Cash dividends paid	(1,977)	(1,420)	(971)
Excess tax benefits of stock compensation	525	—	—
Proceeds from the issuance of common stock	86	—	—
Proceeds from the exercise of common stock options	1,472	3,638	1,241

Net cash provided by financing activities	3,485	13,778	5,676

Net increase (decrease) in cash and cash equivalents	958	723	(1,166)
Cash and cash equivalents, beginning of year	866	143	1,309

Cash and cash equivalents, end of year	$1,824	$866	$143

Noncash transactions:
Common stock issued for acquisition of business	23,482	5,249	—

NOTE 21—QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2006 and 2005.

	2006

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$26,966	$26,364	$21,659	$19,429
Interest expense	12,927	12,525	9,517	8,172

Net interest income	14,039	13,839	12,142	11,257
Provision for loan losses	350	240	737	800

Net interest income after provision for loan losses	13,689	13,599	11,405	10,457
Noninterest income	4,662	4,325	3,952	3,977
Noninterest expense	11,828	10,952	9,320	9,294

Minority interest in net income of consolidated subsidiary	(48)	(434)	60	(453)
Income before income tax expense	6,475	6,538	6,097	4,687
Income tax expense	2,084	2,356	2,196	1,689

Net income	$4,391	$4,182	$3,901	$2,998

Earnings per common share
Basic	$0.38	$0.37	$0.37	$0.29
Diluted	0.37	0.35	0.36	0.28

	2005

(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$19,611	$17,611	$16,232	$14,654
Interest expense	7,728	6,452	5,230	4,131

Net interest income	11,883	11,159	11,002	10,523
Provision for loan losses	70	408	226	786

Net interest income after provision for loan losses	11,813	10,751	10,776	9,737
Noninterest income	2,627	2,277	2,225	1,835
Noninterest expense	9,909	8,525	8,171	7,716

Minority interest in net income of consolidated subsidiary	(113)	—	—	—
Income before income tax expense	4,418	4,503	4,830	3,856
Income tax expense	1,589	1,625	1,689	1,409

Net income	$2,829	$2,878	$3,141	$2,447

Earnings per common share
Basic	$0.27	$0.29	$0.31	$0.25
Diluted	0.26	0.27	0.29	0.23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th of March, 2007.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Kevin C. Eichner	/s/ Frank H. Sanfilippo

Kevin C. Eichner	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 14th of March, 2007.

Signatures	Title

/s/ Peter F. Benoist*	Chairman of the Board of Directors

Peter F. Benoist

/s/ James J. Murphy Jr.*	Lead Director

James J. Murphy, Jr.

/s/ Kevin C. Eichner*	Chief Executive Officer, Vice Chairman and Director

Kevin C. Eichner

/s/ Paul R. Cahn*	Director

Paul R. Cahn

/s/ William H. Downey*	Director

William H. Downey

/s/ Lewis A. Levey*	Director

Lewis A. Levey

/s/ Robert E. Guest, Jr.*	Director

Robert E. Guest, Jr.

/s/ Richard S. Masinton*	Director

Richard S. Masinton

/s/ Birch M. Mullins*	Director

Birch M. Mullins

/s/ Robert E. Saur*	Director

Robert E. Saur

/s/ Sandra Van Trease*	Director

Sandra Van Trease

/s/ Henry D. Warshaw*	Director

Henry D. Warshaw

*	Signed by Power of Attorney.

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Registrant, (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated December 19, 1996 (File No. 333-14737)).

3.2

Amendment to the Certificates of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 dated July 1, 1999 (File No. 33382087)).

3.3

Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 1999).

3.4	Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2002).

3.5	Bylaws of the Registrant, as amended, (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2004).

4.1

Enterprise Bank Second Incentive Stock Option Plan (incorporated herein by reference to Exhibit 44.4 of the Registrant’s Registration Statement on Form S-8 dated December 29, 1997 (File No. 33343365)).

4.2

Enterprise Financial Services Corp Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

4.3	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to the Registrant’s 1998 Proxy Statement on Form 14-A).

4.4

Enterprise Financial Services Corp (formerly Commercial Guaranty Bancshares, Inc.) Employee Incentive Stock Option Plan (incorporated herein by reference to the Registrant’s Form S-8 dated July25, 2000 (File No. 333-42204)).

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

4.7	Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to the Registrant’s 2006 Proxy Statement on Form 14-A).

4.8	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to the Registrant’s 2006 Proxy Statement on Form 14-A).

4.9	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to the Registrant’s 2006 Proxy Statement on Form 14-A).

4.10.1

Indenture dated June 27, 2002 between Registrant and Wells Fargo, National Association, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures due June 30, 2032, (incorporated by reference to exhibit 4.9.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.10.2

Form of Floating Rate Junior Subordinated Deferrable Interest Debenture due June 30, 2032, (incorporated by reference to exhibit 4.9.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.10.3

Amended and Restated Trust Agreement of EFSC Capital Trust I dated June 27, 2002, (incorporated by reference to exhibit 4.9.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

4.10.4

Trust Preferred Securities Guarantee Agreement between Registrant and Wells Fargo, National Association, dated June 27, 2002, (incorporated by reference to exhibit 4.9.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.)

4.11.1

Indenture dated May 11, 2004 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due June 17, 2034, (incorporated  by reference to exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.11.2

Floating Rate Junior Subordinated Deferrable Interest Debenture due June 17, 2034, (incorporated by reference to exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.11.3

Amended and Restated Declaration of Trust of EFSC Capital Trust II dated May 11, 2004, (incorporated by reference to exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.11.4

Guarantee Agreement between Registrant and Wilmington Trust Company dated May 11, 2004, (incorporated by reference to exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

4.12.1

Indenture dated December 13, 2004 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due December 15, 2034, (incorporated by reference to exhibit 4.9.1 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.12.2

Floating Rate Junior Subordinated Deferrable Interest Debenture due December 15, 2034, (incorporated by reference to exhibit 4.9.2 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.12.3

Amended and Restated Declaration of Trust of EFSC Capital Trust III dated December 13, 2004, (incorporated by reference to exhibit 4.9.3 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.12.4

Guarantee Agreement between Registrant and Wilmington Trust Company dated December 13, 2004, (incorporated by reference to exhibit 4.9.4 to Registrant’s Report on Form 10-K for the period ended December 31, 2004).

4.13.1

Indenture dated October 11, 2005 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due December 15, 2035, (incorporated by reference to exhibit 4.10.1 to Registrant’s Report on Form 10-K for the period ended December 31, 2005).

4.13.2

Floating Rate Junior Subordinated Deferrable Interest Debenture due October 11, 2035, (incorporated by reference to exhibit 4.10.2 to Registrant’s Report on Form 10-K for the period ended December 31, 2005).

4.13.3

Amended and Restated Declaration of Trust of EFSC Capital Trust IV dated October 11, 2005, (incorporated by reference to exhibit 4.10.3 to Registrant’s Report on Form 10-K for the period ended December 31, 2005).

4.13.4

Guarantee Agreement between Registrant and Wilmington Trust Company dated October 11, 2005, (incorporated by reference to exhibit 4.10.4 to Registrant’s Report on Form 10-K for the period ended December 31, 2005).

4.14.1

Indenture dated July 28, 2006 between Registrant and Wilmington Trust Company relating to Floating Rate Junior Deferrable Interest due September 15, 2036, (incorporated by reference to exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

4.14.2

Floating Rate Junior Subordinated Deferrable Interest Debenture due September 15, 2036, (incorporated by reference to exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

4.14.3

Amended and Restated Declaration of Trust of EFSC Capital Trust V dated July 28, 2006, (incorporated by reference to exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

4.14.4

Guarantee Agreement between Registrant and Wilmington Trust Company dated July 28, 2006, (incorporated by reference to exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

4.15

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

10.9

$15,000,000 Amended and Restated Credit Agreement, as modified by the First Modification Agreement dated December 6, 2006 between Enterprise Financial Services Corp and U.S. Bank National Association filed on Exhibit 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated December 6, 2006.

10.10

Amended and Restated Agreement and Plan of Merger, dated May 24, 2006 by and among Enterprise Financial Services Corp, NorthStar Bancshares, Inc., NorthStar Bank, N.A., and Leland Walker as Seller Representative, filed on Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 24, 2006.

10.11

Merger Agreement dated November 22, 2006 by and among Enterprise Financial Services Corp, Clayco Banc Corporation, Great American Bank, and Jeffrey J. Kieffer, as representative of the sellers, filed on Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated November 22, 2006.

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