Form 10-Q
period 2007-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2007-05-09
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP
     Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
_______________

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

Large accelerated filer: [ ]	Accelerated filer: [X]	Non-accelerated filer: [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes [   ] No [X]

As of May 4, 2007, the Registrant had 12,533,947 shares of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART I – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	At March 31,	At December 31,
(In thousands)	2007	2006
Assets
Cash and due from banks	$41,846	$41,558
Federal funds sold	6,992	7,066
Interest-bearing deposits	1,144	1,669
Total cash and cash equivalents	49,982	50,293
Investments in debt and equity securities
available for sale, at estimated fair value	119,056	111,210
Loans held for sale	4,650	2,602
Portfolio loans	1,492,460	1,311,723
Less: Allowance for loan losses	19,220	16,988
Portfolio loans, net	1,473,240	1,294,735
Other real estate	1,064	1,500
Fixed assets, net	22,777	17,050
Accrued interest receivable	8,843	7,995
Goodwill	55,284	29,983
Intangibles, net	7,293	5,789
Prepaid expenses and other assets	14,434	14,430
Total assets	$1,756,623	$1,535,587

Liabilities and Shareholders' Equity
Deposits:
Demand	$214,965	$234,849
Interest-bearing transaction accounts	123,848	111,725
Money market accounts	568,668	553,251
Savings	13,563	3,696
Certificates of deposit:
$100 and over	361,476	296,916
Other	163,584	115,071
Total deposits	1,446,104	1,315,508
Subordinated debentures	56,807	35,054
Federal Home Loan Bank advances	75,387	26,995
Other borrowings	8,036	9,757
Notes payable	4,750	4,000
Accrued interest payable	4,067	3,468
Accounts payable and accrued expenses	2,770	7,811
Total liabilities	1,597,921	1,402,593

Minority interest in equity of consolidated subsidiary	-	-

Shareholders' equity:
Common stock, $0.01 par value; authorized
20,000,000 shares; issued and outstanding
12,339,696 shares at March 31, 2007 and
11,539,539 shares at December 31, 2006.	123	115
Additional paid in capital	100,901	78,026
Retained earnings	58,066	55,445
Accumulated other comprehensive loss	(388)	(592)
Total shareholders' equity	158,702	132,994

Total liabilities and shareholders' equity	$1,756,623	$1,535,587

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2007	2006
Interest income:
Interest and fees on loans	$26,583	$18,016
Interest on debt and equity securities:
Taxable	1,096	1,024
Nontaxable	8	9
Interest on federal funds sold	53	335
Interest on interest-bearing deposits	18	6
Dividends on equity securities	90	39
Total interest income	27,848	19,429
Interest expense:
Interest-bearing transaction accounts	750	455
Money market accounts	5,771	3,965
Savings	22	9
Certificates of deposit:
$100 and over	4,023	2,165
Other	1,636	606
Subordinated debentures	765	522
Federal Home Loan Bank borrowings	820	389
Notes payable and other borrowings	142	61
Total interest expense	13,929	8,172
Net interest income	13,919	11,257
Provision for loan losses	850	800
Net interest income after provision for loan losses	13,069	10,457
Noninterest income:
Wealth Management income	2,963	3,319
Service charges on deposit accounts	659	501
Other service charges and fee income	207	126
Loss on sale of other real estate	(3)	-
Gain on sale of mortgage loans	65	23
Miscellaneous income	8	8
Total noninterest income	3,899	3,977
Noninterest expense:
Employee compensation and benefits	7,308	5,801
Occupancy	878	611
Furniture and equipment	315	250
Data processing	424	309
Other	2,936	2,323
Total noninterest expense	11,861	9,294

Minority interest in net income of consolidated subsidiary	(157)	(453)

Income before income tax expense	4,950	4,687
Income tax expense	1,792	1,689
Net income	$3,158	$2,998

Per share amounts:
Basic earnings per share	$0.27	$0.29
Basic weighted average common shares outstanding	11,835	10,465

Diluted earnings per share	$0.26	$0.28
Diluted weighted average common shares outstanding	12,198	10,856

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

					Accumulated
					other	Total
	Common stock		Additional paid	Retained	comprehensive	shareholders'
(in thousands, except shares)	Shares	Amount	in capital	earnings	income (loss)	equity
Balance December 31, 2006	11,539,539	$115	$78,026	$55,445	$(592)	$132,994
Net income	-	-	-	3,158	-	3,158
Change in fair value of investment securities, net of tax	-	-	-	-	204	204
Total comprehensive income						3,362
Dividends declared ($0.0525 per share)	-	-	-	(675)	-	(675)
Common stock issued under stock option plans,
net of restricted share unit cancellations	98,741	1	1,056	-	-	1,057
Income tax benefit from stock options exercised and
vesting of restricted share units	-	-	265	-	-	265
Acquisition of Clayco Banc Corporation	698,733	7	21,193	-	-	21,200
Cumulative effect of adoption of FIN 48			-	138		138
Issuance of common stock shares	2,683	-	87	-	-	87
Noncash compensation attributed to stock option grants	-	-	22	-	-	22
Noncash compensation attributed to restricted share units	-	-	252	-	-	252
Balance March 31, 2007	12,339,696	$123	$100,901	$58,066	$(388)	$158,702

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2007	2006
Net income	$3,158	$2,998
Other comprehensive income:
Unrealized (loss) gain on investment securities
arising during the period, net of tax	204	(203)
Unrealized gain on cash flow type derivative
instruments arising during the period, net of tax	-	313
Total comprehensive income	204	110
	$3,362	$3,108

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$3,158	$2,998
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	527	361
Provision for loan losses	850	800
Net amortization of debt and equity securities	(5)	(15)
Amortization of intangible assets	364	228
Mortgage loans originated	(19,587)	(11,713)
Proceeds from mortgage loans sold	17,604	12,049
Gain on sale of mortgage loans	(65)	(23)
Loss on sale of other real estate	3	-
Excess tax benefits of share-based compensation	(265)	(37)
Share-based compensation	274	123
Changes in:
Accrued interest receivable	211	(315)
Accrued interest payable and other liabilities	(4,774)	(2,707)
Other, net	(886)	(30)
Net cash (used in) provided by operating activities	(2,591)	1,719

Cash flows from investing activities:
Cash paid for acquisition, net of cash and cash equivalents received	(7,885)	-
Net increase in loans	(12,932)	(63,705)
Purchases of available for sale debt and equity securities	(4,716)	(35,978)
Proceeds from redemption of equity securities	2,953	-
Proceeds from maturities and principal paydowns on available
for sale debt and equity securities	12,950	60,901
Proceeds from sales of other real estate	693	-
Recoveries of loans previously charged off	85	174
Purchases of fixed assets	(1,996)	(3,709)
Net cash used in investing activities	(10,848)	(42,317)

Cash flows from financing activities:
Net decrease in non-interest bearing deposit accounts	(35,035)	(36,328)
Net increase (decrease) in interest bearing deposit accounts	15,113	(38,286)
Proceeds from issuance of subordinated debentures	14,433	-
Proceeds from Federal Home Loan Bank advances	310,101	93,533
Repayments of Federal Home Loan Bank advances	(291,246)	(47,048)
Net (decrease) increase in other borrowings	(1,525)	374
Proceeds from notes payable	750	-
Paydowns on notes payable	(197)	(1,500)
Cash dividends paid on common stock	(675)	(471)
Excess tax benefits of share-based compensation	265	37
Proceeds from the issuance of common stock	87	-
Proceeds from the exercise of common stock options	1,057	104
Net cash provided by (used in) financing activities	13,128	(29,585)
Net decrease in cash and cash equivalents	(311)	(70,183)
Cash and cash equivalents, beginning of year	50,293	118,911
Cash and cash equivalents, end of period	$49,982	$48,728

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,179	$8,537
Income taxes	3,138	304
Noncash transactions:
Common stock issued for acquisition	21,200	-
Transfer to other real estate owned in settlement of loans	200	-

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiaries, Enterprise Bank & Trust (the “Bank”) and Great American Bank (“Great American”.) In addition, the Company owns 60% of Millennium Brokerage Group, LLC (“Millennum”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.

On July 5, 2006, EFSC completed its acquisition of NorthStar Bancshares Inc. and its wholly owned subsidiary, NorthStar Bank NA (collectively referred to as “NorthStar”.) NorthStar was merged into and with Enterprise Bank & Trust on October 6, 2006.

On February 28, 2007, EFSC completed its acquisition of Clayco Banc Corporation (“Clayco”) and its wholly owned subsidiary, Great American Bank. For more information, please refer to Note 2 – Acquisitions below.

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

The consolidated financial statements include the accounts of the Company, Bank (100% owned), Great American (100% owned) and Millennium (60% owned). Acquired businesses are included in the consolidated financial statements from the date of acquisition. All material intercompany accounts and transactions have been eliminated. Minority ownership interests are reported in our Consolidated Balance Sheets. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interest in net income of consolidated subsidiary” in our Consolidated Statements of Income. For more information, please refer to “Minority Interest in Net Income of Consolidated Subsidiary” discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
The Company adopted the provision of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes on January 1, 2007. As a result of the implementation, the Company recognized a $138,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $2.1 million of unrecognized tax benefits, $1.4 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of March 31, 2007, the Company had approximately $375,000 accrued for the payment of interest and penalties. The Company believes it is reasonably possible that $470,000 in unrecognized tax benefits primarily related to certain state tax items will be recognized during 2007 as a result of the expiration of certain statutes of limitations. This amount excludes any federal income tax impact.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Pursuant to recent Securities Exchange Commission (“SEC”) guidance, the Company did not provide the tabular reconciliation disclosures required by FIN 48. The Company will provide all required FIN 48 disclosures in our 2007 Annual Report on Form 10-K.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS No. 159 provides an option to report selected financial assets and liabilities at fair value. FAS No. 159 requires additional information that will help investors and other users of financial statements to more easily understand the effect of an entity’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. FAS No. 159 does not eliminate disclosure requirements included in other accounting standards.

FAS No. 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. We did not early adopt FAS No. 159 and are currently evaluating the impact it might have on our consolidated financial statements upon adoption.

NOTE 2—ACQUISITIONS

Acquisition of Clayco Banc Corporation
On February 28, 2007, the Company completed its acquisition of 100% of the total outstanding common stock of Kansas City-based Clayco Banc Corporation and its wholly owned subsidiary Great American Bank for $37 million in EFSC common stock (60%) and cash (40%). The acquisition served to expand the Company’s banking franchise in the greater Kansas City area. The purchase price for Clayco consisted of:

  $14.8 million in cash;

  731,692 unregistered shares of EFSC common stock valued at $22.2 million based on the average closing share price of EFSC common stock, as quoted on NASDAQ, for the 20 trading days ending five days prior to the acquisition date;

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

On February 26, 2007, the Company issued $14.0 million of trust preferred securities (“TRUPS”) through a newly formed affiliated statutory trust, as further discussed in Note 9 – Subordinated Debentures below. The TRUPS proceeds were used to fund the cash portion of the transaction.

At the time of the acquisition, on a consolidated basis, Clayco had assets of $201.9 million, loans, net of unearned discount, of $167.0 million, deposits of $150.7 million and stockholders’ equity of $12.8 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Goodwill, which is not deductible for tax purposes, was $25.2 million. Core deposit intangibles were approximately $1.9 million and will be amortized over ten years utilizing an accelerated method. Core deposit intangibles are not deductible for tax purposes.

Statement of Position 03-3 (“SOP 03-3”) Accounting for Certain Loans or Debt Securities Acquired in a Transfer applies to entities that acquire loans with evidence of deterioration of credit quality for which it is probable, at acquisition, that the acquiring enterprise will be unable to collect all contractually required payments receivable. At the time of acquisition, there were no loans with evidence of deterioration of credit quality within the scope of SOP 03-3.

Acquisition of NorthStar Bancshares, Inc.
As part of the acquisition agreement, $4.5 million of the $36.0 purchase price was deposited into a “Reserved Credit Escrow” account pending the collection of certain loans. These amounts are considered “contingent consideration” under U.S. GAAP and therefore, will not be recorded in common stock or additional paid in capital until the contingency is resolved. The Reserved Credit Escrow amount has scheduled release dates in January and July 2007 based on the receipt of principal payments or proceeds from the sale of several identified loans and other real estate. In January 2007, no proceeds were released. Any amounts in the Reserved Credit Escrow which have not been disbursed to the selling stockholders of NorthStar will be released to Enterprise.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible asset activity for the periods presented.

(in thousands)	Goodwill
Balance at December 31, 2006	$29,983
Acquisition-related adjustments (1)	93
Goodwill from purchase of Clayco Banc Corporation	25,208
Balance at March 31, 2007	$55,284

(1) Includes additional purchase accounting adjustments on the Millennium and Northstar acquisition necessary to reflect additional valuation data since the acquisition date.

	Customer &
	trade name	Core deposit	Net
(in thousands)	intangibles	intangible	intangible
Balance at December 31, 2006	3,636	2,153	5,789
Intangibles from purchase of Clayco Banc Corporation	-	1,868	1,868
Amortization expense	(228)	(136)	(364)
Balance at March 31, 2007	$3,408	3,885	$7,293

The following table reflects the expected amortization schedule for the intangible assets (in thousands) at March 31, 2007.

Year	Amount
2007 remaining	$1,240
2008	1,590
2009	1,513
2010	1,422
2011	446
After 2011	1,082
$7,293

NOTE 4—EARNINGS PER SHARE

The following table shows the components of basic and diluted earnings per share for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2007	2006
Basic
Net income, as reported	$3,158	$2,998

Weighted average common shares outstanding	11,835	10,465

Basic earnings per share	$0.27	$0.29

Diluted
Net income	$3,158	$2,998
	$3,158	$2,998

Weighted average common shares outstanding	11,835	10,465
Effect of dilutive stock options and restricted stock units	363	391
Diluted weighted average common shares outstanding	12,198	10,856

Diluted earnings per share	$0.26	$0.28

NOTE 5—SHARE-BASED COMPENSATION

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The share-based compensation expense that was charged against income was $314,000 and $152,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $265,000 and $37,000 for the three months ended March 31, 2007 and 2006, respectively.

The fair value of stock options granted in the quarters ended March 31, 2007 and 2006 is estimated based on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.4%
Expected dividend rate	0.6%	0.6%
Expected volatility	39.2%	50.5%
Expected term (years)	6 years	10 years

Employee Stock Options
Stock options were granted to key employees with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. Stock options have a vesting schedule of between three to five years.

	Three months ended March 31, 2007
(in thousands, except grant date fair value)	2007	2006
Weighted average grant date fair value of options	$13.08	$13.94
Compensation expense	22	7
Intrinsic value of option exercises on date of exercise	1,441	1,200
Cash received from the exercise of stock options	825	705

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	805,137	$12.21	-
Granted	2,900	30.17	-
Exercised	(80,944)	10.20	-
Forfeited	-	-	-
Outstanding at March, 31, 2007	727,093	$12.51	5.4 years	$11,266
Exercisable at March, 31, 2007	710,948	$12.21	5.3 years	$11,226
Vested and expected to vest at March 31, 2007	727,093	$12.51	5.4 years	$11,266

At March 31, 2007, there was $150,000 of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Units
As part of a long-term incentive plan, the Company issues restricted share units (“RSU’s”) to employees. RSU’s are subject to continued employment and vest ratably over five years. RSU’s do not carry voting or dividend rights until vesting. Sales of the units are restricted prior to vesting. Compensation expense related to RSU’s was $252,000 and $113,000 for the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007, there was $3,167,000 of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted average period of approximately 3.5 years.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	160,475	$22.67
Granted	-	-
Vested	-	-
Forfeited	(5,444)	21.80
Outstanding at March 31, 2007	155,031	22.70

Stock Appreciation Rights
Expense to record the market value of the stock appreciation rights (“SARS”) was $0 and $28,450 for the three months ended March 31, 2007 and 2006, respectively. At December 31, 2006, there were no other SARS outstanding.

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. Shares granted under this plan may be subject to resale restrictions (“restricted stock”). The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In January 2007, the Company issued 2,683 shares of restricted stock at a fair value of $32.58 per share. Compensation expense related to those shares was recorded in 2006. Share-based compensation expense for the directors was $41,000 and $0 for the quarters ended March 31, 2007 and 2006, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all options granted pursuant to an agreement with Moneta Group (“Moneta”) had been recognized; therefore, there is no unrecognized compensation cost. During the first quarter of 2006, the Company recognized $4,300 in Moneta option-related expenses.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	165,823	$12.66
Granted	-	-
Exercised	(17,732)	13.05
Forfeited	-	-
Outstanding at March 31, 2007	148,091	$12.61	2.9 years	$2,279
Exercisable at March 31, 2007	143,739	$12.61	2.8 years	$2,212
Vested and expected to vest at March 31, 2007	148,091	$12.61	2.9 years	$2,279

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Bank utilizes interest rate swap derivatives to manage its interest rate risks from certain recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Bank to interest rate risk. The accounting policies associated with derivative financial instruments are discussed further in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cash Flow Hedges
Previously, the Bank entered into interest rate swaps to convert floating-rate loan assets to fixed rates. As of March 31, 2007, the Bank had no outstanding cash flow hedges. Interest rate swaps with notional amounts of $30.0 million and $40.0 million under which the Bank received a fixed rate of 5.3425% and 5.4150% matured in March and April 2006, respectively. The net cash flows related to cash flow hedges decreased interest income on loans by $338,000 in the first quarter of 2006.

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

Amounts to be paid or received are accounted for on an accrual basis and recognized as interest expense of the related liability. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $41,000 and $157,000 during the first quarter of 2007 and 2006, respectively. One swap with a notional amount of $10.0 million, under which the Bank received a fixed rate of 2.90%, matured in February 2007. Two swaps, each with a $10.0 million notional amount, under which the Bank received fixed rates of 2.30% and 2.45%, matured in February and April 2006, respectively. At March 31, 2007, the Bank had no outstanding fair value hedges.

Non-Designated Hedges
The Bank has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. The swap agreements provide for the Bank to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR. The non-designated hedges and related loans are accounted for at fair value. All changes in fair value are measured on a quarterly basis.

Under the swap agreements the Bank is to pay or receive interest monthly. The net cash flows related to these hedges decreased interest income on loans by $200 during the first quarter of 2007. One swap agreement is a forward rate lock hedging against rate increases through August 2007. As a result, the cash flows for this swap will not begin until August 2007. One interest rate swap with a notional amount of $1.8 million was terminated in March 2007.

The following table summarizes the Bank’s derivative instruments at the periods indicated below.

	March 31,	December 31,
(in thousands)	2007	2006
Fair Value Hedges
Notional amount	$-	$10,000
Weighted average pay rate	-%	5.32%
Weighted average receive rate	-%	2.90%
Weighted average maturity in months	-	2
Unrealized loss related to interest rate swaps	$-	$(35)

Non-Designated Hedges
Notional amount	$5,431	$7,324
Weighted average pay rate	8.31%	7.96%
Weighted average receive rate	8.32%	7.95%
Weighted average maturity in months	78	79
Unrealized loss related to interest rate swaps	$(108)	$(119)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and if the collateral held to support the credit exposure was of no value. At March 31, 2007 and December 31, 2006, in connection with our interest rate swap agreements; we had pledged investment securities available for sale with a fair value of $0 and $2.5 million, respectively. At March 31, 2007 and December 31, 2006, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $0 and $196,300.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2007, no amounts have been accrued for any estimated losses for these financial instruments.

The following table summarizes the contractual amount of off-balance-sheet financial instruments at the periods indicated below.

	March 31,	December 31,
(in thousands)	2007	2006
Commitments to extend credit	$470,905	$480,071
Standby letters of credit	36,709	39,587
Private equity bank fund	250	250

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2007 and December 31, 2006, approximately $40.2 million and $35.9 million, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 5 years at March 31, 2007.

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

The majority of the Company’s assets and income result from the Banking segment. This segment consists of the Bank and Great American.

The Wealth Management segment includes the Trust division of the Bank and Millennium. The Trust division of the Bank provides estate planning, investment management, and retirement planning as well as, consulting on management compensation, strategic planning and management succession issues. Millennium operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.

The Corporate and Intercompany segment includes the holding company and subordinated debentures. The Company incurs general corporate expenses and owns the Bank and a 60% controlling ownership of Millennium.

Following are the financial results for the Company’s operating segments.

Balance Sheet Information	At March 31, 2007
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,492,460	$-	$-	$1,492,460
Goodwill	44,991	10,293	-	55,284
Intangibles, net	3,886	3,408	-	7,293
Deposits	1,448,164	-	(2,060)	1,446,104
Borrowings	83,423	-	61,557	144,980
Total Assets	1,738,432	16,049	2,142	1,756,623

	At December 31, 2006
Loans, less unearned loan fees	$1,311,723	$-	$-	$1,311,723
Goodwill	19,690	10,293	-	29,983
Intangibles, net	2,153	3,636	-	5,789
Deposits	1,319,201	-	(3,693)	1,315,508
Borrowings	36,752	-	39,054	75,806
Total Assets	1,517,617	16,991	979	1,535,587

Income Statement Information	Three months ended March 31, 2007
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Net interest income	$14,695	$26	$(802)	$13,919
Provision for loan losses	850	-	-	850
Noninterest income	906	2,963	30	3,899
Non interest expense	8,306	2,720	835	11,861
Minority interest	-	(157)	-	(157)
Income (loss) before income tax expense	6,444	112	(1,607)	4,950
Income tax expense (benefit)	2,331	40	(579)	1,792
Net income (loss)	$4,114	$71	$(1,028)	$3,158

	Three months ended March 31, 2006
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income	$11,753	$22	$(518)	$11,257
Provision for loan losses	800	-	-	800
Noninterest income	644	3,319	14	3,977
Non interest expense	6,135	2,309	850	9,294
Minority interest	-	(453)	-	(453)
Income (loss) before income tax expense	5,462	579	(1,354)	4,687
Income tax expense (benefit)	1,968	208	(487)	1,689
Net income (loss)	$3,494	$371	$(867)	$2,998

NOTE 9—SUBORDINATED DEBENTURES
At December 31, 2006, the Company had $35.0 million in five wholly-owned statutory business trusts. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust securities. Following is a summary of new business trust and underlying subordinated debentures issued and acquired during the first quarter of 2007.

EFSC Capital Trust VI
On February 26, 2007, EFSC Statutory Capital Trust VI (“EFSC Trust VI”), a newly formed Delaware statutory trust and subsidiary of EFSC, issued 14,000 fixed rate Trust Preferred Securities at $1,000 per share to a Trust Preferred Securities Pool. The proceeds were invested in junior subordinated debentures of the Company. The net proceeds to the Company from the sale of the junior subordinated debentures, were approximately $14.0 million. The rate is fixed at 6.573% for five years. Following the five-year period, the floating rate will be equal to three-month LIBOR + 1.60%. Interest is payable quarterly beginning March 31, 2007. The TRUPS are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The TRUPS mature on March 30, 2037. The maturity date may be shortened to a date not earlier than March 30, 2012 if certain conditions are met. The TRUPS are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements. The proceeds from the offering were used to partially fund the acquisition of Clayco as discussed in Note 2 – Acquisitions of this filing.

Clayco Statutory Trust I and II
On February 28, 2007, as part of the Clayco acquisition, the Company acquired Clayco Statutory Trust I (“Clayco Trust I”) valued at $3.2 million and Clayco Statutory Trust II (“Clayco Trust II”) valued at $4.1 million. Clayco Trust I consists of 3,000 floating rate Trust Preferred Securities. The floating rate for Clayco Trust I is equal to three-month LIBOR + 2.85%. It matures on December 17, 2033. If certain conditions are met, the maturity date may be shortened to a date not earlier December 17, 2008. Clayco Trust II consists of 4,000 floating rate Trust Preferred Securities with a floating rate equal to three-month LIBOR + 1.83%. The maturity dates may be shortened to a date not earlier than September 15, 2010 if certain conditions are met. These TRUPS are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. These TRUPS are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s financial statements

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, including changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; and technological developments. Any of these factors could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Other factors that could cause results to differ from expected results include the acquisitions of Millennium, NorthStar and Great American, any of which could result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

In addition to the foregoing, readers should refer to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.enterprisebank.com.

INTRODUCTION
The following discussion describes significant changes in the financial condition of the Company that have occurred during the first three months of 2007 compared to December 31, 2006. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2007 compared to the same period in 2006. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Management believes there have been no material changes to our critical accounting policies.

EXECUTIVE SUMMARY
Net income for the three months ended March 31, 2007 was $3.2 million, an increase of 5%, compared to $3.0 million for the same period in 2006. Fully diluted earnings per share for the three months ended March 31, 2007 was $0.26 compared to $0.28 for the same period in 2006. In addition to strong loan growth and an increase in Trust profitability, major drivers in the quarter included the increased share counts (due to our recent acquisitions), margin compression due to a prolonged inverted yield curve and related competitive pressures, an increase in non-performing loans, and a decrease in Millennium profits.

Earnings per share for the current-year period reflect the impact of a 915,000 share increase in the number of shares outstanding issued to acquire NorthStar in July 2006 and 699,000 shares issued to acquire Clayco in February 2007.

Banking – On February 28, 2007 the Company completed its acquisition of Kansas City-based Clayco Banc Corporation and its wholly owned subsidiary, Great American Bank. Clayco’s results are included in the consolidated financial results of the Company since that date. Please refer to Note 2 – Acquisitions in this filing for more information related to the acquisition. Over the last three quarters, we have tripled our market position in Kansas City through the NorthStar and Clayco acquisitions as well as organic growth.

  Loans – The Bank’s loan pipeline and new fundings were strong in the first quarter of 2007, however, this was partially offset by some payoffs and line paydowns. Using average portfolio loans for the first quarter of 2007 and excluding the Clayco acquisition impact, loans grew 14% annualized from the average portfolio loans in the fourth quarter of 2006. We continue to experience strong loan and deposit pricing competition in both markets and are steadfast in our intent to remain disciplined in our loan pricing practices in order to maintain margins. Including Clayco, portfolio loans were up $181 million or 14% from December 31, 2006. The Bank’s portfolio loans grew by $15 million from December 31, 2006 and were up $260 million or 24% from March 31, 2006. At March 31, 2007, portfolio loans related to Clayco were $166 million.

  Deposits – Including Clayco, deposits were up $131 million, or 10% from December 31, 2006. Consistent with our historical trend, we experienced seasonal deposit runoff, but at lower levels. Deposits in the Bank decreased by $20 million from December 31, 2006 compared to a $75 million decrease in first quarter of 2006. Bank deposits were up $253 million or 24% from March 31, 2006. At March 31, 2007, deposits related to Clayco were $151 million, including $26 million of brokered certificates of deposit.

  We continue to pursue our strategy of obtaining lower cost transaction and relationship-based accounts primarily through our treasury management products and services. The combined bank deposit mix remains favorable with demand deposits accounts representing 16% of average deposits in a competitive deposit rate environment. In addition, we plan to continue utilizing Federal Home Loan Bank (“FHLB”) advances and short-term brokered certificates of deposit to fund shortfalls due to loan demand. Through March 31, 2007, we have utilized approximately $75 million in short-term FHLB advances and $17 million net in short-term brokered certificates of deposit to fund loan demand.

  Asset Quality – The Bank’s asset performance statistics weakened slightly but overall asset quality remains solid. During the first quarter of 2007, we incurred net charge-offs of $628,000 or 0.19% of average loans (annualized.) Non-performing loans were $9.9 million or 0.66% of portfolio loans. At March 31, 2007, the allowance for loan losses was $19.0 million, or 1.29%, of portfolio loans compared to $17.0 million, or 1.30%, at December 31, 2006 and $14 million, or 1.31% at March 31, 2006.

  Net Interest Rate Margin – The tax-equivalent net interest rate margin was 3.86% for the first quarter of 2007 compared to 3.99% for the same period in 2006. The 0.13% decline was primarily due to the increasing cost of deposits that more than offset higher earning asset yields and volumes, along with interest reversals on nonperforming loans during the first quarter of 2007. Additionally, higher levels of subordinated debentures associated with the acquisition of Clayco negatively impacted the margin. Though down somewhat from the prior year, our margin remains respectable in comparison to the commercial bank sector as a whole.

Wealth Management – The Wealth Management line of business did not meet our expectations for the first quarter despite increased Trust profitability.

  Revenue – Wealth Management revenue decreased by $356,000, or 11%, from $3.3 million in first quarter 2006 to $3.0 million in the first quarter of 2007. The decline in revenue was due to $464,000 of lower Millennium commissions partially offset by $108,000 of revenue increases in the Trust division. The Millennium life sales pipeline has, however, been strong as evidenced by a 29% increase in paid premium for the quarter. Assets under administration in the Trust division increased $25 million from $1.635 billion at December 31, 2006 to $1.660 billion at March 31, 2007. Assets from new clients were offset by flat to declining asset values in existing client portfolios.

  Earnings – After amortization of intangibles, the cost of related debt, and minority interest, Millennium posted a pre-tax loss of $229,000 in the first quarter versus pre-tax earnings of $292,000 in the same quarter of 2006. Pre-tax earnings of our Trust business were $217,000 in the first quarter of 2007, an increase of 45% over first quarter of 2006. These earnings are being driven by strong operating leverage as increased revenues have a disproportionate effect on profits due to the relatively high fixed cost ratio of this business.

RESULTS OF OPERATIONS ANALYSIS
Net Interest Income
The Bank’s balance sheet and resulting net interest income remains essentially neutral to changes in interest rates.

Net interest income (on a tax-equivalent basis) was $14.2 million for the three months ended March 31, 2007, compared to $11.5 million for the same period of 2006, an increase of 24%. Total interest income increased $8.5 million while total interest expense increased $5.8 million.

Organic loan growth in the Bank along with the addition of NorthStar in July 2006 and Great American on February 28, 2007 has driven a 28%, or $322 million, increase in interest-earning assets from March 31, 2006 to March 31, 2007. Over that timeframe, average loans increased $347 million, or 34%, from $1.022 billion to $1.369 billion. For the first quarter of 2007, interest income on loans increased $6.3 million from growth and $2.1 million due to the impact of rates, for a net increase of $8.5 million versus first quarter of 2006.

For the quarter ended March 31, 2007, average interest-bearing liabilities increased $305 million, or 33% to $1.240 billion compared to $935 million for the quarter ended March 31, 2006. The growth in interest-bearing liabilities resulted from a $169 million increase in interest-bearing core deposits, an $88 million increase in brokered certificates of deposit, a $12 million increase in subordinated debentures, and a $36 million increase in borrowed funds including FHLB advances. As previously discussed, we are pursuing lower cost transaction and relationship-based accounts primarily through our treasury management products and services and meeting loan funding shortfalls with FHLB advances and short-term brokered certificates of deposit. The changes in balances noted also includes the acquisition of NorthStar in July 2006. Demand deposit accounts, which are non interest-bearing, represented 16% of average total deposits at March 31, 2007. For first quarter of 2007, interest expense on interest-bearing liabilities increased $3.4 million due to this growth while the impact of rising rates increased interest expense on interest-bearing liabilities by $2.4 million versus first quarter of 2006.

The net interest rate margin (on a tax-equivalent basis) was 3.86% for the first quarter of 2006, compared to 3.99% in the same quarter of 2006. The decline was primarily due to the increasing cost of deposits that more than offset higher earning asset yields and volumes along with interest reversals on nonperforming loans during the first quarter of 2007. Additionally, higher levels of subordinated debentures associated with the acquisition of Clayco negatively impacted the margin.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,338,754	$26,166	7.93%	$997,342	$17,676	7.19%
Tax-exempt loans (2)	30,553	652	8.65	25,032	531	8.60
Total loans	1,369,307	26,818	7.94	1,022,374	18,207	7.22
Taxable investments in debt and equity securities	111,696	1,185	4.30	110,705	1,064	3.90
Non-taxable investments in debt and equity
securities (2)	890	12	5.47	1,202	14	4.72
Short-term investments	5,300	72	5.51	31,108	341	4.45
Total securities and short-term investments	117,886	1,269	4.37	143,015	1,419	4.02
Total interest-earning assets	1,487,193	28,087	7.66	1,165,389	19,626	6.83
Non-interest-earning assets:
Cash and due from banks	44,523			41,969
Other assets	87,304			41,660
Allowance for loan losses	(17,754)			(13,327)
Total assets	$1,601,266			$1,235,691

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$112,617	$750	2.70%	$104,479	$455	1.77%
Money market accounts	545,977	5,771	4.29	473,058	3,965	3.40
Savings	7,175	22	1.24	3,731	9	0.98
Certificates of deposit	453,213	5,659	5.06	281,504	2,771	3.99
Total interest-bearing deposits	1,118,982	12,202	4.42	862,772	7,200	3.38
Subordinated debentures	43,028	765	7.21	30,930	522	6.84
Borrowed funds	78,231	962	4.99	41,775	450	4.37
Total interest-bearing liabilities	1,240,241	13,929	4.55	935,477	8,172	3.54
Noninterest-bearing liabilities:
Demand deposits	208,195			197,262
Other liabilities	9,316			8,614
Total liabilities	1,457,752			1,141,353
Shareholders' equity	143,514			94,338
Total liabilities & shareholders' equity	$1,601,266			$1,235,691
Net interest income		$14,158			$11,454
Net interest spread			3.11%			3.29%
Net interest rate margin (3)			3.86			3.99

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $779,000 and $501,000 for the quarters ended March 31, 2007, and 2006, respectively.

(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year. The tax-equivalent adjustments reflected in the above table are approximately $239,000 and $197,000 for the quarters ended March 31, 2007, and 2006, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2007 compared to 2006
	Increase (decrease) due to
(in thousands)	Volume (1)	Rate (2)	Net
Interest earned on:
Loans	$6,529	$1,961	$8,490
Nontaxable loans (3)	118	3	121
Taxable investments in debt
and equity securities	10	111	121
Nontaxable investments in debt
and equity securities (3)	(4)	2	(2)
Short-term investments	(336)	67	(269)
Total interest-earning assets	$6,317	$2,144	$8,461

Interest paid on:
Interest-bearing transaction accounts	$37	$258	$295
Money market accounts	670	1,136	1,806
Savings	10	3	13
Certificates of deposit	2,005	883	2,888
Subordinated debentures	214	29	243
Borrowed funds	440	72	512
Total interest-bearing liabilities	3,376	2,381	5,757
Net interest income	$2,941	$(237)	$2,704

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.
The provision for loan losses in the first quarter of 2007 was $850,000, compared to $800,000 in the same quarter of 2006. The increase in provision was due to higher non-performing asset levels offset by lower loan growth. During the first quarter of 2007, the Company had charge-offs of $628,000, or 0.19% annualized. The charge-offs represent two credits that were previously classified as non-performing and for which loss reserves had been specifically allocated.

The allowance for loan losses as a percentage of total loans was 1.29% at March 31, 2007 compared to 1.30% at December 31, 2006 and 1.31% at March 31, 2006. Management believes that the allowance for loan losses is adequate.

Non-performing loans were $9.9 million or 0.66% of total loans at March 31, 2007 versus 0.49% at December 31, 2006 and 0.13% at March 31, 2006. At March 31, 2007, one builder relationship, represented almost 50% of the non-performing loans and management believes we are well secured with real estate. The remaining non-performing loans represent fourteen different relationships.

During the first quarter of 2007, three properties held as foreclosed real estate were sold. Two of these properties were related to the NorthStar acquisition. No gain or loss was recorded on the sale of those properties; instead a value adjustment was recorded as allowed within the one-year timeframe. An additional property, formerly in the NorthStar portfolio, was foreclosed and sold for a $3,000 realized loss. The remaining foreclosed real estate, valued at $1.1 million, consists of nine single family residences and lots in Kansas City that were former NorthStar loan relationships. All properties are presently being marketed for resale either by residential real estate firms or through our network of residential builders.

The following table summarizes changes in the allowance for loan losses for the periods presented.

	Three months ended March 31,
(in thousands)	2007	2006
Allowance at beginning of period	$16,988	$12,990
Acquired allowance for loan losses	2,010	-
Loans charged off:
Commercial and industrial	206	-
Real estate:
Commercial	-	-
Construction	5	-
Residential	500	-
Consumer and other	3	-
Total loans charged off	714	-
Recoveries of loans previously charged off:
Commercial and industrial	47	159
Real estate:
Commercial	16	1
Construction	-	-
Residential	13	14
Consumer and other	10	-
Total recoveries of loans	86	174
Net loan chargeoffs (recoveries)	628	(174)
Provision for loan losses	850	800

Allowance at end of period	$19,220	$13,964

Average loans	$1,369,307	$1,022,374
Total portfolio loans	1,492,460	1,066,084
Nonperforming loans	9,855	1,353

Net chargeoffs (recoveries) to average loans	0.19%	(0.02	) %
Allowance for loan losses to loans	1.29	1.31

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated.

	March 31,	December 31,
(in thousands)	2007	2006
Non-accrual loans	$9,855	$6,363
Loans past due 90 days or more
and still accruing interest	-	112
Restructured loans	-	-
Total nonperforming loans	9,855	6,475
Foreclosed property	1,064	1,500
Total nonperforming assets	$10,919	$7,975

Total assets	$1,756,623	$1,535,587
Total loans	1,492,460	1,311,723
Total loans plus foreclosed property	1,493,524	1,313,223

Nonperforming loans to loans	0.66%	0.49%
Nonperforming assets to loans plus
foreclosed property	0.73	0.61
Nonperforming assets to total assets	0.62	0.52

Allowance for loan losses to nonperforming loans	195.00%	264.00%

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
2.	allocations based principally on the Company’s risk rating formulas, and
3.	an unallocated allowance based on subjective factors

Based on quantitative and qualitative analysis of the above elements, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Noninterest Income
Excluding the effect of Wealth Management (as described in the Executive Summary), noninterest income increased $278,000, or 42% from first quarter 2006 to first quarter 2007. Increases in service charges on deposit accounts were primarily due to incremental activity of NorthStar along with increased account activity. These increases were somewhat offset by a rising earnings credit rate on commercial accounts. Other service charges and fee income increases were the result of higher fee volumes on debit cards, merchant processing and health savings accounts along with NorthStar deposit fee income. In addition, our International Banking operation, which was formed in mid-2006 become fully operational in first quarter 2007.

Our mortgage operations had a good first quarter as evidenced by higher gain on sale of mortgage loans.

Noninterest income should increase in 2007 due to NorthStar, Great American, International Banking, and Mortgage.

Noninterest Expense
Noninterest expenses increased $2.6 million from $9.3 million in the first quarter of 2006 to $11.9 million in the same quarter of 2007. Approximately $1.1 million and $322,000 of the increase was related to NorthStar and Great American, respectively (including amortization of intangibles.) Millennium expenses increased $355,000 from the first quarter of 2006.

For the quarter, our efficiency ratio, which expresses noninterest expense as a percentage of net interest income and other income, moved from 61.0% in the first quarter of 2006 to 66.6% for first quarter of 2007. This was due to the increase in expenses from acquisitions and various growth initiatives combined with the decline in noninterest income.

Quarter over quarter increases in employee compensation and benefits of $175,000, $526,000 and $157,000 were related to Millennium, NorthStar and Great American, respectively. Excluding these expenses, employee compensation and benefits increased 12%, or $650,000. The increase is due to salaries and related benefits of new associates in various areas of our organization including International banking, Wholesale, Mortgage, Wealth management and other support areas. Approximately $139,000 of the remaining increase is related to vesting of restricted share units in our performance-based long-term incentive program. The costs were offset by declines in wealth management commissions and our variable-pay bonus pool.

Increases in occupancy expense were the result of rent increases on various Company facilities, incremental expenses related to NorthStar and Great American, and Support Center leasehold improvements.

Data processing expenses increased due to upgrades to the Company’s main operating system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems. Expenses incurred to upgrade NorthStar technology to our platform were capitalized and are being amortized according to the Company’s depreciation policies.

The quarter over quarter increase in Other noninterest expense includes $73,000 of incremental Great American expenses (including $28,000 for amortization of intangibles.) Other noninterest expenses also includes $195,000 of incremental expenses related to NorthStar (including $108,000 for amortization of intangibles.) The remaining increase in other noninterest expense is related to increases in travel, meals and entertainment, charitable contributions and loan-related expenses along with increases in general operating expenses such as telephone, marketing, postage, and courier charges.

Minority Interest in Net Income of Consolidated Subsidiary
In 2005, the Company acquired a 60% controlling interest in Millennium. The Company records the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income. Contractually, the Company is entitled to a priority return of 23.1% pre-tax on its current $15 million investment in Millennium before the minority interest holders are entitled to any distributions. No priority return adjustments were made to minority interest in the first quarter of 2007 or 2006.

Income Taxes
The provision for income taxes was $1.8 million for the three ended March 31, 2007 compared to $1.7 million for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 was 36.2% compared to 36.0% for the same period in 2006.

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

The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $15 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures. As of March 31, 2007, the Company has $55 million of outstanding subordinated debentures as part of seven Trust Preferred Securities Pools. Three of these debentures were related to the Clayco acquisition; two were acquired in the acquisition and one was issued to partially fund the acquisition. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Investment securities are an important tool to the Company’s liquidity objective. As of March 31, 2007, the entire investment portfolio was available for sale. Of the $119 million investment portfolio available for sale, $45 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility. At March 31, 2007, under blanket loan pledges, absent being in default of their respective credit agreements, the Bank had $143 million available from the Federal Home Loan Bank of Des Moines and Great American had $32 million available from the Federal Home Loan Bank of Topeka. The Bank also had $178 million available from the Federal Reserve Bank under pledged loan agreements. The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions, while Great American had $21 million available in the form of overnight federal funds lines from various banking institutions. Finally, because both the Bank and Great American plan to remain “well-capitalized”, they have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $471 million in unused loan commitments as of March 31, 2007. While this commitment level would be very difficult to fund on a short term basis given the Company’s current liquidity resources, our experience is that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliates to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2007 and December 31, 2006, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

As of March 31, 2007 and December 31, 2006, both banking affiliates were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated.

	At March 31,	At December 31,
(in thousands)	2007	2006
Tier I capital to risk weighted assets	9.50%	9.60%
Total capital to risk weighted assets	10.85%	10.83%
Leverage ratio (Tier I capital to average assets)	9.72%	8.87%
Tangible capital to tangible assets	5.71%	6.48%
Tier I capital	$149,614	$131,869
Total risk-based capital	$170,786	$148,856

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2007.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Investments in debt and equity securities	$35,105	$37,127	$29,031	$4,870	$1,004	$11,919	$119,056
Interest-bearing deposits	1,144	-	-	-	-	-	1,144
Federal funds sold	6,992	-	-	-	-	-	6,992
Loans (1)	979,272	179,882	158,576	74,223	54,842	45,665	1,492,460
Loans held for sale	4,650	-	-	-	-	-	4,650
Total interest-earning assets	$1,027,163	$217,009	$187,607	$79,093	$55,846	$57,584	$1,624,302

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$706,079	$-	$-	$-	$-	$-	$706,079
Certificates of deposit	421,391	40,311	36,759	15,922	10,272	405	525,060
Subordinated debentures	32,064	-	-	10,310	-	14,433	56,807
Other borrowings	39,786	13,508	10,850	5,800	300	17,929	88,173
Total interest-bearing liabilities	$1,199,320	$53,819	$47,609	$32,032	$10,572	$32,767	$1,376,119

Interest-sensitivity GAP
GAP by period	$(172,157)	$163,190	$139,998	$47,061	$45,274	$24,817	$248,183
Cumulative GAP	$(172,157)	$(8,967)	$131,031	$178,092	$223,366	$248,183	$248,183
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.86	4.03	3.94	2.47	5.28	1.76	1.18
Cumulative GAP	0.86	0.99	1.10	1.13	1.17	1.18	1.18

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II

ITEM 6: EXHIBITS

Exhibit
Number	Description

*3.1	Amendment to the Certificate of Incorporation filed on April 26, 2007.

4.1	Registrant herby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 9, 2007.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner
Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer