Form 10-Q
period 2007-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2007-08-08
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

     Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
___________________

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

As of August 3, 2007, the Registrant had 12,548,372 shares of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART I – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
	At June 30,	At December 31,
(In thousands, except shares)	2007	2006
Assets
Cash and due from banks	$45,081	$41,558
Federal funds sold	2,059	7,066
Interest-bearing deposits	1,021	1,669
Total cash and cash equivalents	48,161	50,293
Investments in debt and equity securities
available for sale, at estimated fair value	111,617	111,210
Loans held for sale	3,840	2,602
Portfolio loans	1,500,512	1,311,723
Less: Allowance for loan losses	19,703	16,988
Portfolio loans, net	1,480,809	1,294,735
Other real estate	441	1,500
Fixed assets, net	22,801	17,050
Accrued interest receivable	9,109	7,995
Goodwill	54,841	29,983
Intangibles, net	6,873	5,789
Prepaid expenses and other assets	14,820	14,430
Total assets	$1,753,312	$1,535,587

Liabilities and Shareholders' Equity
Deposits:
Demand	$215,771	$234,849
Interest-bearing transaction accounts	128,808	111,725
Money market accounts	539,351	553,251
Savings	13,327	3,696
Certificates of deposit:
$100 and over	367,141	296,916
Other	163,726	115,071
Total deposits	1,428,124	1,315,508
Subordinated debentures	56,807	35,054
Federal Home Loan Bank advances	88,192	26,995
Other borrowings	5,593	9,757
Notes payable	2,000	4,000
Accrued interest payable	4,186	3,468
Accounts payable and accrued expenses	5,341	7,811
Total liabilities	1,590,243	1,402,593

Minority interest in equity of consolidated subsidiary	-	-

Shareholders' equity:
Common stock, $.01 par value; authorized
30,000,000 shares; issued and outstanding
12,353,621 shares at June 30, 2007 and
11,539,539 at December 31, 2006.	124	115
Additional paid in capital	101,505	78,026
Retained earnings	61,923	55,445
Accumulated other comprehensive loss	(483)	(592)
Total shareholders' equity	163,069	132,994

Total liabilities and shareholders' equity	$1,753,312	$1,535,587

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$29,544	$20,425	$56,128	$38,441
Interest on debt and equity securities:
Taxable	1,163	1,021	2,259	2,045
Nontaxable	9	9	17	17
Interest on federal funds sold	83	110	137	445
Interest on interest-bearing deposits	14	16	33	22
Dividends on equity securities	133	78	222	118
Total interest income	30,946	21,659	58,796	41,088
Interest expense:
Interest-bearing transaction accounts	811	568	1,560	1,023
Money market accounts	5,701	4,367	11,472	8,332
Savings	38	15	60	25
Certificates of deposit:
$100 and over	4,797	2,232	8,821	4,397
Other	2,179	628	3,814	1,234
Subordinated debentures	1,018	546	1,783	1,068
Federal Home Loan Bank advances	1,161	1,123	1,982	1,512
Notes payable and other borrowings	116	38	258	98
Total interest expense	15,821	9,517	29,750	17,689
Net interest income	15,125	12,142	29,046	23,399
Provision for loan losses	715	737	1,565	1,537
Net interest income after provision for loan losses	14,410	11,405	27,481	21,862
Noninterest income:
Wealth Management revenue	3,458	3,231	6,421	6,549
Service charges on deposit accounts	804	532	1,463	1,033
Other service charges and fee income	244	136	449	262
Loss on sale of other real estate	(8)	-	(12)	-
Gain on sale of mortgage loans	129	48	195	71
Miscellaneous income	279	5	287	14
Total noninterest income	4,906	3,952	8,803	7,929
Noninterest expense:
Employee compensation and benefits	7,141	5,843	14,449	11,643
Occupancy	1,025	608	1,903	1,219
Furniture and equipment	370	239	686	490
Data processing	491	315	915	624
Other	3,343	2,315	6,278	4,638
Total noninterest expense	12,370	9,320	24,231	18,614

Minority interest in net income of consolidated subsidiary	157	60	-	(393)

Income before income tax expense	7,103	6,097	12,053	10,784
Income tax expense	2,588	2,196	4,380	3,885
Net income	$4,515	$3,901	$7,673	$6,899

Per share amounts:
Basic earnings per share	$0.37	$0.37	$0.63	$0.66
Basic weighted average common shares outstanding	12,346	10,490	12,092	10,477

Diluted earnings per share	$0.36	$0.36	$0.62	$0.64
Diluted weighted average common shares outstanding	12,692	10,876	12,451	10,864

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

					Accumulated
					other	Total
	Common stock		Additional paid	Retained	comprehensive	shareholders'
(in thousands, except shares)	Shares	Amount	in capital	earnings	income (loss)	equity
Balance December 31, 2006	11,539,539	$115	$78,026	$55,445	$(592)	$132,994
Net income	-	-	-	7,673	-	7,673
Change in fair value of investment securities, net of tax	-	-	-	-	109	109
Total comprehensive income						7,782
Dividends declared ($0.105 per share)	-	-	-	(1,333)	-	(1,333)
Common stock issued under stock option plans,
net of restricted share unit cancellations	110,991	1	1,209	-	-	1,210
Income tax benefit from stock options exercised and
vesting of restricted share units	-	-	282	-	-	282
Acquisition of Clayco Banc Corporation	698,733	7	21,193	-	-	21,200
Cumulative effect of adoption of FIN 48	-	-	-	138	-	138
Issuance of common stock shares	4,358	1	129	-	-	130
Noncash compensation attributed to stock option grants	-	-	97	-	-	97
Noncash compensation attributed to restricted share units	-	-	569	-	-	569
Balance June 30, 2007	12,353,621	$124	$101,505	$61,923	$(483)	$163,069

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Net income	$4,515	$3,901	$7,673	$6,899
Other comprehensive income:
Unrealized (loss) gain on investment securities
arising during the period, net of tax	(95)	(500)	109	(703)
Unrealized (loss) gain on cash flow type derivative
instruments arising during the period, net of tax	-	(50)	-	263
Total comprehensive income	(95)	(550)	109	(440)
	$4,420	$3,351	$7,782	$6,459

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$7,673	$6,899
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,158	744
Provision for loan losses	1,565	1,537
Net (accretion) amortization of debt and equity securities	(60)	21
Amortization of intangible assets	785	456
Mortgage loans originated	(50,007)	(24,969)
Proceeds from mortgage loans sold	48,964	24,772
Gain on sale of mortgage loans	(195)	(71)
Loss on sale of other real estate	12	-
Excess tax benefits of share-based compensation	(282)	(144)
Share-based compensation	666	389
Changes in:
Accrued interest receivable	(55)	(420)
Accrued interest payable and other liabilities	(3,915)	(2,427)
Other, net	721	(1,715)
Net cash provided by operating activities	7,030	5,072

Cash flows from investing activities:
Cash paid for acquisition, net of cash and cash equivalents received	(7,885)	-
Net increase in loans	(21,094)	(106,827)
Purchases of available for sale debt and equity securities	(13,311)	(39,785)
Proceeds from redemption of equity securities	8,222	2,949
Proceeds from maturities and principal paydowns on available for sale debt and equity securities	23,619	61,825
Proceeds from sales of other real estate	1,712	-
Recoveries of loans previously charged off	161	222
Purchases of fixed assets	(2,651)	(4,408)
Net cash used in investing activities	(11,227)	(86,024)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(34,229)	(33,607)
Net decrease in interest-bearing deposit accounts	(3,900)	(6,924)
Proceeds from issuance of subordinated debentures	14,433	-
Proceeds from Federal Home Loan Bank advances	763,075	608,533
Repayments of Federal Home Loan Bank advances	(731,438)	(548,464)
Net decrease in other borrowings	(4,164)	(2,037)
Proceeds from notes payable	750	-
Repayments on notes payable	(2,751)	(1,500)
Cash dividends paid on common stock	(1,333)	(944)
Excess tax benefits of share-based compensation	282	144
Proceeds from the issuance of common stock	130	-
Proceeds from the exercise of common stock options	1,210	544
Net cash provided by financing activities	2,065	15,745
Net decrease in cash and cash equivalents	(2,132)	(65,207)
Cash and cash equivalents, beginning of year	50,293	118,911
Cash and cash equivalents, end of period	$48,161	$53,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,032	$18,479
Income taxes	5,140	2,884
Noncash transactions:
Common stock issued for acquisition	$21,200	-
Transfer to other real estate owned in settlement of loans	200	-

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiaries, Enterprise Bank & Trust (the “Bank”) and Great American Bank (“Great American”.) In addition, the Company owns 60% of Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states.

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

Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes on January 1, 2007. As a result of the implementation, the Company recognized a $138,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $2.1 million of unrecognized tax benefits, $1.4 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of June 30, 2007, the Company had approximately $405,000 accrued for the payment of interest and penalties. The Company believes it is reasonably possible that $470,000 in unrecognized tax benefits primarily related to certain state tax items will be recognized during 2007 as a result of the expiration of certain statutes of limitations. This amount excludes any federal income tax impact.

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

NOTE 2—ACQUISITIONS

Acquisition of Clayco Banc Corporation
On February 28, 2007, the Company completed its acquisition of 100% of the total outstanding common stock of Kansas City-based Clayco Banc Corporation and its wholly owned subsidiary Great American Bank for $37.0 million in EFSC common stock (60%) and cash (40%). The acquisition served to expand the Company’s banking franchise in the greater Kansas City area. The purchase price for Clayco consisted of:

  $14.8 million in cash;

  731,692 shares of EFSC common stock valued at $22.2 million based on the average closing share price of EFSC common stock, as quoted on NASDAQ, for the 20 trading days ending five days prior to the acquisition date.

On February 26, 2007, the Company issued $14.0 million of trust preferred securities (“TRUPS”) through a newly formed affiliated statutory trust, as further discussed in Note 9 – Subordinated Debentures below. The TRUPS proceeds were used to fund the cash portion of the transaction.

At the time of the acquisition, on a consolidated basis, Clayco had assets of $201.9 million, loans, net of unearned discount, of $167.0 million, deposits of $150.7 million and shareholders’ equity of $12.8 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Goodwill, which is not deductible for tax purposes, was $25.4 million. Core deposit intangibles were approximately $1.9 million and will be amortized over ten years utilizing an accelerated method. Core deposit intangibles are not deductible for tax purposes.

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

Acquisition of NorthStar Bancshares, Inc.
On July 5, 2006, the Company completed its acquisition of NorthStar. As part of the acquisition, $4.5 million of the $36.0 purchase price was deposited into a “Reserved Credit Escrow” account pending the collection of certain loans. These amounts are considered “contingent consideration” under U.S. GAAP and therefore, were not recorded in common stock or additional paid in capital until the contingency was resolved. The Reserved Credit Escrow amount had scheduled release dates in January and July 2007 based on the receipt of principal payments or proceeds from the sale of several identified loans and other real estate. In January 2007, no proceeds were released. In July 2007, $1.3 million of the escrow was released to the selling stockholders of NorthStar. This represented 49,484 shares of Enterprise common stock and $6,400 in cash. The remaining balance of the escrow was released to Enterprise. With the contingency resolved, the Company has recorded the additional common stock, paid in capital and related goodwill which will be reflected in the third quarter 2007 financial statements.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible asset activity for the periods presented.

(in thousands)	Goodwill
Balance at December 31, 2006	$29,983
Acquisition-related adjustments (1)	(520)
Goodwill from purchase of Clayco	25,378
Balance at June 30, 2007	$54,841

(1) Includes additional purchase accounting adjustments on the NorthStar acquisition necessary to reflect additional valuation data since the acquisition date.

	Customer &
	trade name	Core deposit
(in thousands)	intangibles	intangibles	Intangibles, net
Balance at December 31, 2006	$3,636	$2,153	$5,789
Intangibles from purchase of Clayco	-	1,868	1,868
Amortization expense	(457)	(328)	(785)
Balance at June 30, 2007	$3,179	$3,693	$6,873

The following table reflects the expected amortization schedule for the intangible assets (in thousands) at June 30, 2007.

Year	Amount
2007 remaining	$820
2008	1,590
2009	1,513
2010	1,422
2011	446
After 2011	1,082
$6,873

NOTE 4—EARNINGS PER SHARE

Net income per share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income, as reported	$4,515	$3,901	$7,673	$6,899

Weighted average common shares outstanding	12,346	10,490	12,092	10,477
Additional dilutive common stock equivalents	346	386	359	387
Diluted shares outstanding	12,692	10,876	12,451	10,864

Basic earnings per share	$0.37	$0.37	$0.63	$0.66
Diluted earnings per share	$0.36	$0.36	$0.62	$0.64

NOTE 5—SHARE-BASED COMPENSATION

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The share-based compensation expense that was charged against income was $430,000 and $744,000 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, the share-based compensation expense charged against income was $275,000 and $427,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $282,000 and $144,000 for the six months ended June 30, 2007 and 2006, respectively.

The fair value of stock options granted in the six months ended June 30, 2007 and 2006 is estimated based on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Six months ended June 30,
	2007	2006
Risk-free interest rate	5.2%	4.4%
Expected dividend rate	0.6%	0.6%
Expected volatility	36.0%	50.5%
Expected term (years)	6.0	10.0

Weighted per share average
fair value at grant date	$10.73	$13.94

Employee Stock Options and Stock Settled Stock Appreciation Rights
Stock options were granted to key employees with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. Stock options have a vesting schedule of between three to five years. In addition, in June 2007, the Company granted stock-settled stock appreciation rights (“SSAR”) to key employees. The SSAR’s are subject to continued employment, have a 10-year contractual term and vest ratably over five years beginning on December 15, 2007. Neither stock options or SSAR’s carry voting or dividend rights until exercised. There were no options granted during the second quarter of 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except grant date fair value)	2007	2006	2007	2006
Weighted average grant date fair value of options	$10.69	$-	$10.73	$13.94
Compensation expense	75	17	97	24
Intrinsic value of option exercises on date of exercise	145	381	1,030	569
Cash received from the exercise of stock options	141	341	966	1,045

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	805,137	$12.21	-
Granted	196,102	25.70	-
Exercised	(91,294)	10.50	-
Forfeited	-	-	-
Outstanding at June, 30, 2007	909,945	$15.29	5.0 years	$8,709
Exercisable at June, 30, 2007	700,498	$12.21	5.1 years	$8,861
Vested and expected to vest at June 30, 2007	868,235	$14.79	5.0 years	$8,742

At June 30, 2007, there was $134,000 and $1,600,000 of total unrecognized compensation cost related to stock options and SSAR’s, respectively, which is expected to be recognized over a weighted average period of approximately 2.0 years and 4.5 years, respectively.

Restricted Stock Units
As part of a long-term incentive plan, the Company issues restricted share units (“RSU’s”) to employees. RSU’s are subject to continued employment and vest ratably over five years. RSU’s do not carry voting or dividend rights until vesting. Compensation expense related to RSU’s was $317,000 and $252,000 for the three months ended June 30, 2007 and 2006, respectively. Compensation expense related to RSU’s was $569,000 and $365,000 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, there was $4.2 million of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted average period of approximately 3.5 years.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	160,475	$22.67
Granted	77,938	25.36
Vested	-	-
Forfeited	(8,266)	22.00
Outstanding at June 30, 2007	230,147	23.61

Director - Stock Appreciation Rights
At December 31, 2006, there were no stock appreciation rights (“SARS”) outstanding pursuant to the Stock Appreciation Rights Plan for the Directors. As a result, there will be no expense related to SARS in 2007. For the three months ended June 30, 2006, the market value of the SARS increased income by $7,000. For the six months ended June 30, 2006, expenses to record the market value of the SARS were $21,000.

Stock Plan for Non-Management Directors
In April 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. Shares granted under this plan may be subject to resale restrictions (“restricted stock”). The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. Share-based compensation expense for the directors was $37,000 and $0 for the three months ended June 30, 2007 and 2006, respectively. Share-based compensation expense for the directors was $78,000 and $29,000 for the six months ended June 30, 2007 and 2006, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all options granted pursuant to an agreement with Moneta Group (“Moneta”) had been recognized; therefore, there is no unrecognized compensation cost. During the first half of 2006, the Company recognized $8,700 in Moneta option-related expenses.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	165,823	$12.66
Granted	-	-
Exercised	(19,632)	12.79
Forfeited	-	-
Outstanding at June 30, 2007	146,191	$12.64	2.4 years	$1,786
Exercisable at June 30, 2007	141,839	$12.64	2.3 years	$1,733
Vested and expected to vest at June 30, 2007	146,191	$12.64	2.4 years	$1,786

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

Cash Flow Hedges
Previously, the Bank entered into interest rate swap agreements to convert floating-rate loan assets to fixed rates. At June 30, 2007, the Bank had no outstanding cash flow hedges. Interest rate swaps with notional amounts of $30.0 million and $40.0 million under which the Bank received a fixed rate of 5.3425% and 5.4150% matured in March and April 2006, respectively. The net cash flows related to cash flow hedges decreased interest income on loans by $411,000 in the first half of 2006.

Fair Value Hedges
Previously, the Bank entered into interest rate swap agreements to convert the fixed interest rate on certain brokered CDs to a variable interest rate. At June 30, 2007, the Bank had no outstanding fair value hedges. One swap with a notional amount of $10.0 million, under which the Bank received a fixed rate of 2.90%, matured in February 2007. Two swaps, each with a $10.0 million notional amount, under which the Bank received fixed rates of 2.30% and 2.45%, matured in February and April 2006, respectively. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $0 and $41,000 in the three and six months ended June 30, 2007, respectively. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $73,000 and $230,000 in the three and six months ended June 30, 2006, respectively.

Non-Designated Hedges
The Bank has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. The swap agreements provide for the Bank to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR. The non-designated hedges and related loans are accounted for at fair value. All changes in fair value are measured on a quarterly basis. For the six months ended June 30, 2007, the change in fair value of the underlying swap decreased interest income by $4,000 net.

Under the swap agreements the Bank is to pay or receive interest monthly. One swap agreement is a forward rate lock hedging against rate increases through August 2007. As a result, the cash flows for this swap will not begin until August 2007. One interest rate swap with a notional amount of $1.8 million was terminated in March 2007. The net cash flows related to the terminated swap decreased interest income on loans by $200 during the first half of 2007.

	June 30,	December 31,
(in thousands)	2007	2006
Fair Value Hedges
Notional amount	$-	$10,000
Weighted average pay rate	-%	5.32%
Weighted average receive rate	-%	2.90%
Weighted average maturity in months	-	2
Unrealized loss related to interest rate swaps	$-	$(35)

Non-Designated Hedges
Notional amount	$5,431	$7,324
Weighted average pay rate	8.31%	7.96%
Weighted average receive rate	8.32%	7.95%
Weighted average maturity in months	75	79
Unrealized gain (loss) related to interest rate swaps	$20	$(119)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and if the collateral held to support the credit exposure was of no value. At June 30, 2007 and December 31, 2006, in connection with our interest rate swap agreements; we had pledged investment securities available for sale with a fair value of $0 and $2.5 million, respectively. At June 30, 2007 and December 31, 2006, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $0 and $196,300.

NOTE 7—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Company issues financial instruments with off balance sheet risk in the normal course of the business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2007, no amounts have been accrued for any estimated losses for these financial instruments.

The following table summarizes the contractual amount of off-balance-sheet financial instruments at the dates indicated below.

	June 30,	December 31,
(in thousands)	2007	2006
Commitments to extend credit	$496,073	$480,071
Standby letters of credit	32,549	39,587
Private equity bank fund	175	250

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at June 30, 2007 and December 31, 2006, approximately $40.2 million and $35.9 million, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 5 years at June 30, 2007.

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

The majority of the Company’s assets and income result from the Banking segment. This segment consists of the Bank, excluding the trust division of the Bank (“Enterprise Trust”), and Great American.

The Wealth Management segment includes Enterprise Trust and Millennium. Enterprise Trust provides estate planning, investment management and retirement planning, as well as consulting on management compensation, strategic planning and management succession issues. Millennium operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states.

The Corporate and Intercompany segment includes the general corporate expenses of the parent only along with the subordinated debentures and intersegment eliminations.

Following are the financial results for the Company’s operating segments.

Balance Sheet Information	At June 30, 2007
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,500,512	$-	$-	$1,500,512
Goodwill	44,548	10,293	-	54,841
Intangibles, net	3,693	3,180	-	6,873
Deposits	1,430,755	-	(2,631)	1,428,124
Borrowings	93,785	-	58,807	152,592
Total assets	1,734,731	16,665	1,916	1,753,312

	At December 31, 2006
Loans, less unearned loan fees	$1,311,723	$-	$-	$1,311,723
Goodwill	19,690	10,293	-	29,983
Intangibles, net	2,153	3,636	-	5,789
Deposits	1,319,201	-	(3,693)	1,315,508
Borrowings	36,752	-	39,054	75,806
Total assets	1,517,617	16,991	979	1,535,587

Income Statement Information	Three months ended June 30, 2007
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Net interest income	$16,127	$36	$(1,038)	$15,125
Provision for loan losses	715	-	-	715
Noninterest income	1,169	3,458	279	4,906
Non interest expense	8,754	2,770	846	12,370
Minority interest	-	157	-	157
Income (loss) before income tax expense	7,827	881	(1,605)	7,103
Income tax expense (benefit)	2,863	317	(592)	2,588
Net income (loss)	$4,964	$564	$(1,013)	$4,515

	Three months ended June 30, 2006
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income	$12,638	$28	$(524)	$12,142
Provision for loan losses	737	-	-	737
Noninterest income	717	3,230	5	3,952
Non interest expense	6,284	2,149	887	9,320
Minority interest	-	60	-	60
Income (loss) before income tax expense	6,334	1,169	(1,406)	6,097
Income tax expense (benefit)	2,280	421	(505)	2,196
Net income (loss)	$4,054	$748	$(901)	$3,901

	Six months ended June 30, 2007
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income	$30,824	$62	$(1,840)	$29,046
Provision for loan losses	1,565	-	-	1,565
Noninterest income	2,073	6,421	309	8,803
Non interest expense	17,060	5,490	1,681	24,231
Minority interest	-	-	-	-
Income (loss) before income tax expense	14,272	993	(3,212)	12,053
Income tax expense (benefit)	5,194	357	(1,171)	4,380
Net income (loss)	$9,078	$636	$(2,041)	$7,673

	Six months ended June 30, 2006
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income	$24,391	$50	$(1,042)	$23,399
Provision for loan losses	1,537	-	-	1,537
Noninterest income	1,361	6,549	19	7,929
Non interest expense	12,419	4,459	1,736	18,614
Minority interest	-	(393)	-	(393)
Income (loss) before income tax expense	11,796	1,747	(2,759)	10,784
Income tax expense (benefit)	4,248	629	(992)	3,885
Net income (loss)	$7,548	$1,118	$(1,767)	$6,899

NOTE 9—SUBORDINATED DEBENTURES
At December 31, 2006, the Company had $35.0 million in five wholly-owned statutory business trusts. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust securities. Following is a summary of new business trusts and underlying subordinated debentures issued and acquired throughout 2007.

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

INTRODUCTION
The following discussion describes significant changes in the financial condition of the Company that have occurred during the first six months of 2007 compared to the financial condition as of December 31, 2006. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2007 compared to the same period in 2006. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2006.

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

EXECUTIVE SUMMARY
Net income for the three and six months ended June 30, 2007 was $4.5 million and $7.7 million, an increase of 16% and 11%, respectively, compared to $3.9 million and $6.9 million for the same periods in 2006. Fully diluted earnings per share for the quarter were $0.36, level with second quarter 2006. Fully diluted earnings per share for the first half of 2007 were $0.62 compared to $0.64 for the same period of 2006.

We had planned earnings per share to be flat for the first half of 2007 compared to 2006, but margin and expense factors as well as weaker than expected wealth management revenue and lower net loan growth caused us to miss our six-month target by $0.02 per share. For more information on these items, see the Banking and Wealth Management discussions below.

Total common shares outstanding have increased by almost two million shares since June 30, 2006 primarily as a result of our two Kansas City-based acquisitions; NorthStar in July 2006 and Great American in February 2007. At June 30, 2007 total common shares outstanding were 12.4 million compared to 10.5 million at June 30, 2006.

Noninterest income increased $952,000, or 24%, from $4.0 million in second quarter 2006 to $4.9 million in same quarter of 2007. The increase includes $268,000 of Miscellaneous income generated from the sale of a holding company investment in an investment management firm. For the six months ended June 30, 2007, noninterest income was $8.8 million compared to $7.9 million for the same period in 2006.

Noninterest expenses were $12.4 million in the second quarter of 2007 compared to $9.3 million for the same quarter of 2006, an increase of $3.1 million, or 33%. Noninterest expenses were $24.2 million for the six months ended June 30, 2007, an increase of $5.6 million, or 30%, over the same period of 2006. The acquisitions of NorthStar and Great American along with increases in Millennium expenses contributed approximately $2.1 million of the year over year increase. The Company also added new talent and infrastructure to support its expansion in International Banking, Wholesale Banking, Wealth Management and Treasury Management. We have been particularly pleased with several new high-level bankers recruited to our Kansas City team as we deploy to our broadened platform there. For the six months ended June 30, 2007, the Company’s efficiency ratio was 62% compared to 63% in 2006 and 58% for the first half of 2006.

The provision for income taxes was $2.6 million and $4.4 million for the three and six months ended June 30, 2007 compared to $2.2 million and $3.9 million for the three months ended June 30, 2006. The effective tax rate for the three and six months ended June 30, 2007 was 36.4% and 36.3% compared to 36.0% for the three and six months ended June 30, 2006.

BANKING
This section contains a discussion of acquisitions, loans, deposits, net interest margin and noninterest income and noninterest expense of our Banking business. The discussion of net interest income and margin analysis, including average balance sheets, also includes the impact of the Company’s subordinated debentures.

Acquisitions
On February 28, 2007 the Company completed its acquisition of Kansas City-based Clayco Banc Corporation and its wholly owned subsidiary, Great American Bank. Results for Great American are included in the consolidated financial results of the Company since that date. Please refer to Note 2 – Acquisitions in this filing for more information related to the acquisition. Since July 2006, we have nearly tripled our market position in Kansas City through the NorthStar and Clayco acquisitions, as well as organic growth.

Loan growth
Including Great American, portfolio loans grew by $189 million from December 31, 2006 and were up $392 million or 35% from June 30, 2006. Excluding Great American, during the first six months of 2007, we generated a record $297 million in gross loan fundings – the highest level in the Company’s history. However, payoffs and line paydowns offset all but $21 million of the gross amount.

Competition in both our markets remains intense. We intend to remain disciplined in our loan pricing practices in order to maintain margins. With the exception of residential homebuilders, our loan pipeline remains strong. Loan payoffs in the first half of 2007 were not the result of lost relationships. Many of our payoffs were due to the underlying sales of various real estate properties such as hotels, office buildings and warehouses. In addition, we are not competing as aggressively on credits where we believe appropriate risk premiums are not attainable. Additionally, the volume of residential construction lending has slowed given the softness of the housing market in both St. Louis and Kansas City, along with payoffs due to borrowers refinancing into the long-term, permanent fixed rate market. Lastly, several privately-held companies with whom we had loans were sold to private equity firms or other cash buyers.

Deposit growth
Including Great American, deposits were up $113 million from December 31, 2006. Consistent with our historical trend, we experienced seasonal deposit runoff, but at lower levels. Deposits decreased by $28 million from December 31, 2006 compared to a $41 million decrease from December 31, 2005 to June 30, 2006. Deposits were up $352 million or 33% from June 30, 2006.

We continue to pursue our strategy of obtaining lower cost transaction and relationship-based accounts primarily through our treasury management products and services. In addition, we are closely monitoring our deposit rates compared to our competitors and are making adjustments as market conditions permit.

Our deposit mix remains favorable with demand deposit accounts representing 15% of average deposits in a competitive deposit rate environment. In addition, we plan to continue utilizing Federal Home Loan Bank (“FHLB”) advances and short-term brokered certificates of deposit to fund shortfalls due to loan demand. Through June 30, 2007, we have utilized approximately $88 million in short-term FHLB advances and $15 million net in short-term brokered certificates of deposit to fund loan demand. Brokered certificates of deposit represent just 10% of total deposits.

Net Interest Income
Despite the prolonged inverted yield curve and adjusting for the temporary margin impact of nonperforming loans, our rate margin appears to be stabilizing. Our disciplined loan pricing, ability to manage deposit costs more in line with short term interest rate trends and the declining impact of maturing certificates of deposit have contributed to the stabilization.

Three months ended June 30, 2007 and 2006
Net interest income (on a tax-equivalent basis) was $15.4 million for the quarter ended June 30, 2007, compared to $12.3 million for the same period of 2006, an increase of 25%. Total interest income increased $9.4 million while total interest expense increased $6.3 million.

Average interest-earning assets increased $418 million, or 35% to $1.622 billion for the quarter ended June 30, 2007 compared to $1.204 billion for the same period in 2006. During the same period, average loans increased $417 million, or 39%, from $1.081 billion to $1.498 billion. For the second quarter of 2007, interest income on loans increased $8.3 million from growth and $900,000 due to the impact of rates, for a net increase of $9.2 million versus second quarter of 2006.

For the quarter ended June 30, 2007, average interest-bearing liabilities increased $400 million, or 41% to $1.372 billion compared to $972 million for the quarter ended June 30, 2006. The growth in interest-bearing liabilities resulted from a $286 million increase in interest-bearing core deposits, an $83 million increase in brokered certificates of deposit, a $26 million increase in subordinated debentures, and a $5 million increase in borrowed funds including FHLB advances. As previously discussed, we are pursuing lower cost transaction and relationship-based accounts primarily through our treasury management products and services and meeting loan funding shortfalls with FHLB advances and short-term brokered certificates of deposit. For second quarter of 2007, interest expense on interest-bearing liabilities increased $4.7 million due to this growth while the impact of rising rates increased interest expense on interest-bearing liabilities by $1.6 million versus second quarter of 2006.

The net interest rate margin (on a tax-equivalent basis) was 3.81% for the second quarter of 2007, compared to 4.11% in the same quarter of 2006. The decline was primarily due to the increasing cost of deposits that more than offset higher earning asset yields along with interest reversals on nonperforming loans during the second quarter of 2007. Additionally, higher levels of subordinated debentures associated with the acquisition of Clayco negatively impacted the margin.

Six months ended June 30, 2007 and 2006
Net interest income (on a tax-equivalent basis) was $29.6 million for the six months ended June 30, 2007, compared to $23.8 million for the same period of 2006, an increase of 24%. Total interest income increased $17.8 million while total interest expense increased $12.1 million.

Average interest-earning assets increased $370 million, or 31%, to $1.555 billion for the six months ended June 30, 2007 compared to $1.185 billion for the same period in 2006. During the same period, average loans increased $382 million, or 36%, from $1.052 billion to $1.434 billion.

For the six months ended June 30, 2007, average interest-bearing liabilities increased $352 million, or 37%, to $1.306 billion compared to $954 million for the six months ended June 30, 2006.

The net interest rate margin (on a tax-equivalent basis) was 3.83% for the first half of 2007, compared to 4.05% in the same period of 2006. Changes in yields and cost of funds are similar to those described above.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,460,743	$29,056	7.98%	$1,057,256	$20,085	7.62%
Tax-exempt loans(2)	37,316	762	8.19	24,176	532	8.83
Total loans	1,498,059	29,818	7.98	1,081,432	20,617	7.65
Taxable investments in debt and equity securities	115,970	1,296	4.48	110,543	1,099	3.99
Non-taxable investments in debt and equity
securities(2)	953	14	5.89	1,123	14	5.00
Short-term investments	7,157	98	5.49	10,593	126	4.77
Total securities and short-term investments	124,080	1,408	4.55	122,259	1,239	4.06
Total interest-earning assets	1,622,139	31,226	7.72	1,203,691	21,856	7.28
Non-interest-earning assets:
Cash and due from banks	42,784			42,272
Other assets	108,821			45,064
Allowance for loan losses	(19,447)			(14,149)
Total assets	$1,754,297			$1,276,878

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$126,426	$811	2.57%	$104,610	$568	2.18%
Money market accounts	539,362	5,701	4.24	464,880	4,367	3.77
Savings	13,540	38	1.13	4,215	15	1.43
Certificates of deposit	534,041	6,976	5.24	271,353	2,860	4.23
Total interest-bearing deposits	1,213,369	13,526	4.47	845,058	7,810	3.71
Subordinated debentures	56,807	1,018	7.19	30,930	546	7.08
Borrowed funds	101,563	1,277	5.04	96,088	1,162	4.85
Total interest-bearing liabilities	1,371,739	15,821	4.63	972,076	9,518	3.93
Noninterest-bearing liabilities:
Demand deposits	212,634			199,440
Other liabilities	8,261			7,576
Total liabilities	1,592,634			1,179,092
Shareholders' equity	161,663			97,786
Total liabilities & shareholders' equity	$1,754,297			$1,276,878
Net interest income		$15,405			$12,338
Net interest spread			3.09%			3.36%
Net interest rate margin(3)			3.81			4.11

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $843,000 and $530,000 for the quarters ended June 30, 2007 and 2006, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year. The tax-equivalent adjustments were $280,000 and $196,000 for the three months ended June 30, 2007 and 2006, respectively.
(3)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,399,503	$55,222	7.96%	$1,027,465	$37,761	7.41%
Tax-exempt loans (2)	34,536	1,414	8.26	24,602	1,063	8.71
Total loans	1,434,039	56,636	7.96	1,052,067	38,824	7.44
Taxable investments in debt and equity securities	113,845	2,481	4.39	110,624	2,163	3.94
Non-taxable investments in debt and equity
securities (2)	922	26	5.69	1,162	27	4.69
Short-term investments	6,234	169	5.47	20,794	467	4.53
Total securities and short-term investments	121,001	2,676	4.46	132,580	2,657	4.04
Total interest-earning assets	1,555,040	59,312	7.69	1,184,647	41,481	7.06
Non-interest-earning assets:
Cash and due from banks	43,649			42,121
Other assets	98,120			43,370
Allowance for loan losses	(18,605)			(13,740)
Total assets	$1,678,204			$1,256,398

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$119,559	$1,560	2.63%	$104,545	$1,023	1.97%
Money market accounts	542,651	11,472	4.26	468,947	8,332	3.58
Savings	10,375	60	1.17	3,974	25	1.27
Certificates of deposit	493,850	12,635	5.16	276,400	5,631	4.11
Total interest-bearing deposits	1,166,435	25,727	4.45	853,866	15,011	3.55
Subordinated debentures	49,955	1,783	7.20	30,930	1,068	6.96
Borrowed funds	89,962	2,240	5.02	69,081	1,610	4.70
Total interest-bearing liabilities	1,306,352	29,750	4.59	953,877	17,689	3.74
Noninterest-bearing liabilities:
Demand deposits	210,427			198,357
Other liabilities	8,786			8,093
Total liabilities	1,525,565			1,160,327
Shareholders' equity	152,639			96,071
Total liabilities & shareholders' equity	$1,678,204			$1,256,398
Net interest income		$29,562			$23,792
Net interest spread			3.10%			3.32%
Net interest rate margin (3)			3.83			4.05

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $1,622,000 and $1,031,000 for the six months ended June 30, 2007, and 2006, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year. The tax-equivalent adjustments were $516,000 and $393,000 for the six months ended June 30, 2007, and 2006, respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2007 Compared to 2006
	3 month			6 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Loans	$7,986	$985	$8,971	$14,510	$2,951	$17,461
Nontaxable loans (3)	270	(40)	230	410	(59)	351
Taxable investments in debt
and equity securities	56	141	197	64	254	318
Nontaxable investments in debt
and equity securities (3)	(2)	2	-	(7)	6	(1)
Short-term investments	(45)	17	(28)	(379)	81	(298)
Total interest-earning assets	$8,265	$1,105	$9,370	$14,598	$3,233	$17,831

Interest paid on:
Interest-bearing transaction accounts	$130	$113	$243	$162	$375	$537
Money market accounts	749	585	1,334	1,422	1,718	3,140
Savings	27	(4)	23	37	(2)	35
Certificates of deposit	3,300	816	4,116	5,285	1,719	7,004
Subordinated debentures	464	8	472	678	37	715
Borrowed funds	68	47	115	514	116	630
Total interest-bearing liabilities	4,738	1,565	6,303	8,098	3,963	12,061
Net interest income	$3,527	$(460)	$3,067	$6,500	$(730)	$5,770

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses and nonperforming loans
The provision for loan losses in the second quarter of 2007 was $715,000, compared to $737,000 in the same quarter of 2006. Higher nonperforming loan levels and lower net loan growth drove the provision levels in the second quarter. The provision for loan losses in the first half of 2007 was $1.6 million compared to $1.5 million for the same period in 2006. The allowance for loan losses as a percentage of total loans was 1.31% at June 30, 2007 compared to 1.30% at December 31, 2006 and June 30, 2006. Management believes that the allowance for loan losses is adequate.

During the second quarter of 2007, the Company had net charge-offs of $232,000, or 0.06% annualized. For the first half of 2007, net charge-offs were $860,000 or 0.13% annualized.

Nonperforming loans were $12.7 million or 0.84% of total loans at June 30, 2007 versus 0.49% at December 31, 2006 and 0.08% at June 30, 2006. We expect $3.3 million of the nonperforming loans to payoff in the third quarter based on sales activity on two of these loans. At June 30, 2007, of the total nonperforming loans, $10.2 million, or 80%, represents four relationships; three residential homebuilders in St. Louis and Kansas City and one commercial property in Kansas City. To-date, most of the nonperforming loans have been isolated in the residential real estate construction loan market. Management believes we are well secured with respect to these loans and does not expect significant losses on the existing nonperforming loans.

The following table summarizes changes in the allowance for loan losses for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Allowance at beginning of period	$19,220	$13,964	$16,988	$12,990
Acquired allowance for loan losses	-	-	2,010	-
Loans charged off:
Commercial and industrial	2	300	209	300
Real estate:
Commercial	-	-	-	-
Construction	66	-	71	-
Residential	159	-	658	-
Consumer and other	80	-	83	-
Total loans charged off	307	300	1,021	300
Recoveries of loans previously charged off:
Commercial and industrial	70	46	118	205
Real estate:
Commercial	-	-	15	1
Construction	-	-	-	-
Residential	1	1	14	14
Consumer and other	4	1	14	2
Total recoveries of loans	75	48	161	222
Net loan chargeoffs	232	252	860	78
Provision for loan losses	715	737	1,565	1,537
Allowance at end of period	$19,703	$14,449	$19,703	$14,449

Average loans	$1,498,059	$1,081,432	$1,434,039	$1,052,067
Total portfolio loans	1,500,512	1,108,906	1,500,512	1,108,906
Nonperforming loans	12,661	893	12,661	893

Net chargeoffs to average loans	0.06%	0.09%	0.12%	0.01%
Allowance for loan losses to loans	1.31	1.30	1.31	1.30

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated.

	June 30,	December 31,
(in thousands)	2007	2006
Non-accrual loans	$12,661	$6,363
Loans past due 90 days or more
and still accruing interest	-	112
Restructured loans	-	-
Total nonperforming loans	12,661	6,475
Foreclosed property	441	1,500
Total nonperforming assets	$13,102	$7,975

Total assets	$1,753,312	$1,535,587
Total loans	1,500,512	1,311,723
Total loans plus foreclosed property	1,500,953	1,313,223

Nonperforming loans to loans	0.84%	0.49%
Nonperforming assets to loans plus
foreclosed property	0.87	0.61
Nonperforming assets to total assets	0.75	0.52

Allowance for loan losses to nonperforming loans	156.00%	264.00%

The following is a summary of the Company’s credit management policies and procedures.

The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested through independent internal loan reviews and regulatory bank examinations. The system requires rating all loans at the time they are made, at each renewal date and as conditions warrant.

Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or the credit analyst department at any time. Upgrades of certain risk ratings may only be made with the concurrence of the Senior Credit Administration Officer, Chief Credit Officer and Loan Review Officer.

In determining the allowance and the related provision for loan losses, three principal elements are considered:

1.	specific allocations based upon probable losses identified during a monthly review of the loan portfolio;

2.	allocations based principally on the Company’s risk rating formulas; and

3.	an unallocated allowance based on subjective factors.

Based on quantitative and qualitative analysis of the above elements, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Noninterest Income
Noninterest income increased $727,000, or 50% from second quarter 2006 to second quarter 2007. On a year-to-date basis, noninterest income increased $1.0 million, or 73%. Increases in service charges on deposit accounts were primarily due to incremental activity of NorthStar and Great American along with increased account activity. These increases were somewhat offset by a rising earnings credit rate on commercial accounts. Other service charges and fee income increases were the result of higher fee volumes on debit cards, merchant processing and health savings accounts along with NorthStar and Great American deposit fee income. In addition, our International Banking operation, which was formed in August 2006 became fully operational in first quarter 2007.

The higher gain on sale of mortgage loans was due to favorable market conditions for refinancing and the expansion of our Kansas City mortgage operations.

Noninterest Expense – Banking
Noninterest expenses in our Banking business increased $2.5 million from $6.3 million in the second quarter of 2006 to $8.8 million in the same quarter of 2007. Approximately $841,000 and $825,000 of the increase was related to NorthStar and Great American, respectively (including amortization of intangibles.)

Increases in employee compensation and benefits of $541,000 and $405,000 were related to NorthStar and Great American, respectively. Excluding these expenses, employee compensation and benefits in the Bank increased $147,000. The increase is due to salaries and related benefits of new associates in various areas of our organization including International Banking, Wholesale, Mortgage and other support areas. Approximately $102,000 of the remaining increase is related to vesting of restricted share units and compensation related to newly issued stock-settled stock appreciation rights in our performance-based long-term incentive program. The costs were partially offset by declines in our variable-pay bonus pool.

Increases in Occupancy expense were the result of rent increases on various Company facilities, incremental expenses related to NorthStar and Great American, and Support Center leasehold improvements.

Data processing expenses increased due to upgrades to the Company’s main operating system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems. Expenses incurred to upgrade NorthStar technology to our platform were capitalized and are being amortized according to the Company’s depreciation policies. To-date, no significant expenses have been incurred to upgrade Great American to our platform since the actual conversion to the Bank’s systems will not occur until early 2008.

Increase in Other noninterest expense includes $73,000 of incremental Great American expenses (including $28,000 for amortization of intangibles.) Other noninterest expenses also includes $195,000 of incremental expenses related to NorthStar (including $108,000 for amortization of intangibles.) The remaining increase in Other noninterest expense is related to increases in general operating expenses.

Noninterest expenses in our Banking business were $17.1 million in the six months ended June 30, 2007, an increase of $4.6 million, or 37%, over the same period of 2006. Approximately $1.9 million, or 35%, and $1.1 million, or 20%, of the increase was related to NorthStar and Great American, respectively (including amortization of intangibles.)

WEALTH MANAGEMENT
This section contains a discussion of our Wealth Management business, which is comprised of Enterprise Trust and Millennium. Wealth Management is considered a core strategic line of business consistent with our Company mission of “guiding our clients to a lifetime of financial success.” It is a major driver of fee income and is intended to help us diversify our dependency on bank spread incomes.

In aggregate, Wealth Management revenue increased $227,000, or 7%, from $3.2 million in second quarter 2006 to $3.5 million in the second quarter of 2007. Enterprise Trust revenues grew 8%, or $139,000 while Millennium revenues grew 6%, or $88,000. For the six months ended June 30, 2007, in aggregate, Wealth Management revenue decreased $128,000, or 2%, from $6.5 million to $6.4 million. Enterprise Trust revenues grew 8%, or $248,000, while Millennium revenues declined by 11%, or $376,000.

Millennium Brokerage Group
After amortization of intangibles, the cost of related debt, and minority interest, Millennium posted pre-tax earnings of $403,000 in the second quarter of 2007 compared to $668,000 in the same quarter of 2006. For the six months ended June 30, 2007, Millennium pre-tax earnings were $175,000 compared to $961,000 in the same period of 2006. As further described below in Minority Interest, through June 30, 2007, the Company has accrued 100% of Millennium’s earnings through minority interest. Although paid premiums are up 12% Millennium’s revenue and margin have been lower in the first half of 2007 over the first half of 2006. Two items have impacted Millennium’s revenue and margin:

  Shift in carrier mix – During the first half of 2007, more business has been placed with certain carriers whose contractual payouts to Millennium are lower, thus impacting Millennium’s revenue. Millennium’s decision on where to place business is primarily based on product selection, underwriting and the ease with which Millennium can do business with the carrier. Management believes this is a temporary shift based on current products and underwriting service at various carriers.

  Producer mix – During the first half of 2007, more production has come from producers who earn higher payouts from Millennium, thus lowering Millennium’s net revenue. In addition to the normal variation, a portion of the increase is due to producers who are consolidating into groups in order to earn higher payouts from carriers and brokers organizations like Millennium.

Millennium noninterest expenses were $1.2 million in the second quarter of 2007 compared to $776,000 for the same period of 2006, an increase of $452,000, or 58%. The increase is due to increases in salaries and related benefits of new associates in Finance, Sales and Underwriting as the unit continues to build out its national platform. The remaining increase is due to increases in marketing, meals and entertainment and various taxes. Noninterest expenses for the first six months of 2007 were $2.5 million compared to $1.6 million for the same period of 2007.

Minority Interest in Net Income of Consolidated Subsidiary
In 2005, the Company acquired a 60% controlling interest in Millennium. The Company records the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income. Contractually, the Company is entitled to a priority return of 23.1% pre-tax on its current $15 million investment in Millennium before the minority interest holders are entitled to any distributions. The Company adjusted minority interest by $472,000, during the quarter compared to $457,000 for the same quarter of 2006 in order to recognize its priority return in line with its contractual rights.

Enterprise Trust
Enterprise Trust pre-tax earnings in second quarter of 2007 were $320,000, essentially flat in comparison with the second quarter of 2006. For the six months ended June 30, 2007, pre-tax earnings for Enterprise Trust were $504,000 compared to $473,000 for the same period of 2006, an increase of 7%.

Assets under administration in Enterprise Trust have increased 13%, or $206 million in the twelve months since June 30, 2006. Since December 31, 2006, assets under administration in Enterprise Trust have increased $107 million from $1.635 billion to $1.742 billion at June 30, 2007.

As previously discussed, Enterprise Trust is expected to begin operating under a new national trust charter sometime in late 2007 or early 2008. In conjunction with the new charter, the unit is rolling out new pricing strategies and service lines intended to better serve the majority our clients and prospects. Management believes these new initiatives will provide increased leverage and additional fee income for our Trust business.

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

The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $15 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures. As of June 30, 2007, the Company had $55 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. Three of these debentures were related to the Clayco acquisition; two were acquired in the acquisition and one was issued to partially fund the acquisition. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Investment securities are an important tool to the Company’s liquidity objective. As of June 30, 2007, the entire investment portfolio was available for sale. Of the $112 million investment portfolio available for sale, $38 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank has a variety of funding sources (in addition to key liquidity sources, such as core deposits, loan repayments, loan participations sold, and investment portfolio sales) available to increase financial flexibility. At June 30, 2007, under blanket loan pledges, absent being in default of their respective credit agreements, the Bank had $141 million available from the Federal Home Loan Bank of Des Moines and Great American had $18 million available from the Federal Home Loan Bank of Topeka. The Bank also had $181 million available from the Federal Reserve Bank under pledged loan agreements. The Bank also has access to over $70 million in overnight federal funds lines purchased from various banking institutions, while Great American had $21 million available in the form of overnight federal funds lines from various banking institutions. Finally, because both the Bank and Great American plan to remain “well-capitalized”, they have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $496 million in unused loan commitments as of June 30, 2007. While this commitment level would be very difficult to fund on a short term basis given the Company’s current liquidity resources, our experience is that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliates to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2007 and December 31, 2006, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

As of June 30, 2007 and December 31, 2006, both banking affiliates were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated.

	At June 30,	At December 31,
(in thousands)	2007	2006
Tier I capital to risk weighted assets	9.82%	9.60%
Total capital to risk weighted assets	11.09%	10.83%
Leverage ratio (Tier I capital to average assets)	9.24%	8.87%
Tangible capital to tangible assets	5.99%	6.48%
Tier I capital	$156,428	$131,869
Total risk-based capital	$176,594	$148,856

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2007.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Investments in debt and equity securities	$27,853	$38,423	$27,557	$3,732	$1,216	$12,836	$111,617
Interest-bearing deposits	1,021	-	-	-	-	-	1,021
Federal funds sold	2,059	-	-	-	-	-	2,059
Loans (1)	1,034,511	166,725	144,825	66,328	47,331	40,792	1,500,512
Loans held for sale	3,840	-	-	-	-	-	3,840
Total interest-earning assets	$1,069,284	$205,148	$172,382	$70,060	$48,547	$53,628	$1,619,049

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$681,486	$-	$-	$-	$-	$-	$681,486
Certificates of deposit	424,221	51,375	37,689	9,763	7,410	409	530,867
Subordinated debentures	32,064	-	-	10,310	14,433	-	56,807
Other borrowings	48,393	15,179	13,200	1,100	7,000	10,913	95,785
Total interest-bearing liabilities	$1,186,164	$66,554	$50,889	$21,173	$28,843	$11,322	$1,364,945

Interest-sensitivity GAP
GAP by period	$(116,880)	$138,594	$121,493	$48,887	$19,704	$42,306	$254,104
Cumulative GAP	$(116,880)	$21,714	$143,207	$192,094	$211,798	$254,104	$254,104
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.90	3.08	3.39	3.31	1.68	4.74	1.19
Cumulative GAP	0.90	1.02	1.11	1.15	1.16	1.19	1.19

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders was held on April 18, 2007. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors and all nominees were elected. The appointment of KPMG LLP to serve as independent registered public accounting firm for the Company in 2007 was ratified.

The results of the voting on each proposal submitted at the meeting are as follows:

PROPOSAL NO. 1: ELECTION OF DIRECTORS

Director	For	Withheld
Kevin C. Eichner	6,212,156	243,996
Peter F. Benoist	6,212,656	243,496
Paul R. Cahn	6,199,055	257,097
William H. Downey	6,213,256	242,896
Robert E. Guest, Jr.	6,218,696	237,456
Lewis A. Levey	6,217,396	238,756
Birch M. Mullins	6,212,656	243,496
James J. Murphy	6,214,456	241,696
Robert E. Saur	6,202,856	253,296
Sandra Van Trease	6,212,281	243,871
Henry D. Warshaw	6,206,771	249,381

PROPOSAL NO. 2: INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Accountants	For	Against	Abstain
KPMG LLP	9,116,114	15,721	21,120

PROPOSAL NO. 3. AMENDMENT TO INCREASE NUMBER OF SHARES OF COMMON STOCK

For	Against	Abstain
8,656,760	472,046	24,149

ITEM 6: EXHIBITS

Exhibit
Number	Description

3.1	Amendment to the Certificate of Incorporation filed on April 26, 2007 (incorporated herein by reference to Exhibit 3.1 on the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007).

4.1	Registrant herby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 8, 2007.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/	Kevin C. Eichner
Kevin C. Eichner
Chief Executive Officer

By:	/s/	Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer