Form 10-Q
period 2007-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2007-11-08
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

As of November 1, 2007, the Registrant had 12,427,583 shares of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART I – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	At September 30,	At December 31,
(In thousands)	2007	2006
Assets
Cash and due from banks	$47,593	$41,558
Federal funds sold	2,585	7,066
Interest-bearing deposits	1,100	1,669
Total cash and cash equivalents	51,278	50,293
Investments in debt and equity securities
available for sale, at estimated fair value	122,204	111,210
Loans held for sale	1,117	2,602
Portfolio loans	1,558,885	1,311,723
Less: Allowance for loan losses	19,754	16,988
Portfolio loans, net	1,539,131	1,294,735
Other real estate	857	1,500
Fixed assets, net	22,487	17,050
Accrued interest receivable	9,756	7,995
Goodwill	55,661	29,983
Intangibles, net	6,463	5,789
Prepaid expenses and other assets	19,305	14,430
Total assets	$1,828,259	$1,535,587

Liabilities and Shareholders' Equity
Deposits:
Demand	$212,903	$234,849
Interest-bearing transaction accounts	120,069	111,725
Money market accounts	584,287	553,251
Savings	11,939	3,696
Certificates of deposit:
$100 and over	371,335	296,916
Other	145,902	115,071
Total deposits	1,446,435	1,315,508
Subordinated debentures	56,807	35,054
Federal Home Loan Bank advances	131,746	26,995
Other borrowings	6,613	9,757
Notes payable	4,000	4,000
Accrued interest payable	4,156	3,468
Accounts payable and accrued expenses	9,259	7,811
Total liabilities	1,659,016	1,402,593

Minority interest in equity of consolidated subsidiary	-	-

Shareholders' equity:
Common stock, $.01 par value;
30,000,000 shares authorized; 12,416,317 and
11,539,539 shares issued, respectively	124	115
Treasury stock, at cost; 28,000 and 0 shares, respectively	(642)	-
Additional paid in capital	103,566	78,026
Retained earnings	66,268	55,445
Accumulated other comprehensive loss	(73)	(592)
Total shareholders' equity	169,243	132,994

Total liabilities and shareholders' equity	$1,828,259	$1,535,587

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$30,415	$24,847	$86,542	$63,288
Interest on debt and equity securities:
Taxable	1,139	1,087	3,398	3,132
Nontaxable	9	9	25	26
Interest on federal funds sold	93	310	230	755
Interest on interest-bearing deposits	15	9	47	31
Dividends on equity securities	136	102	358	220
Total interest income	31,807	26,364	90,600	67,452
Interest expense:
Interest-bearing transaction accounts	803	634	2,363	1,657
Money market accounts	6,037	5,104	17,509	13,436
Savings	37	17	96	42
Certificates of deposit:
$100 and over	4,854	3,993	13,674	8,390
Other	2,098	1,275	5,912	2,508
Subordinated debentures	1,038	624	2,822	1,692
Federal Home Loan Bank advances	1,042	683	3,024	2,195
Notes payable and other borrowings	93	195	350	294
Total interest expense	16,002	12,525	45,750	30,214
Net interest income	15,805	13,839	44,850	37,238
Provision for loan losses	600	240	2,165	1,777
Net interest income after provision for loan losses	15,205	13,599	42,685	35,461
Noninterest income:
Wealth Management revenue	3,495	3,468	9,916	10,018
Service charges on deposit accounts	839	603	2,302	1,636
Other service charges and fee income	225	157	675	419
Gain on sale of mortgage loans	34	95	229	165
Gain (loss) on sale of other real estate	7	-	(5)	-
Miscellaneous income	38	2	325	16
Total noninterest income	4,638	4,325	13,442	12,254
Noninterest expense:
Employee compensation and benefits	7,523	6,754	21,972	18,398
Occupancy	995	737	2,898	1,957
Furniture and equipment	370	317	1,055	806
Data processing	488	386	1,403	1,010
Meals and entertainment	303	366	1,191	981
Amortization of intangibles	410	336	1,194	792
Other	2,113	2,056	6,720	5,622
Total noninterest expense	12,202	10,952	36,433	29,566

Minority interest in net income of consolidated subsidiary	-	(434)	-	(826)

Income before income tax expense	7,641	6,538	19,694	17,323
Income tax expense	2,642	2,357	7,022	6,242
Net income	$4,999	$4,181	$12,672	$11,081

Per share amounts:
Basic earnings per share	$0.40	$0.37	$1.04	$1.03
Basic weighted average common shares outstanding	12,380	11,397	12,189	10,787

Diluted earnings per share	$0.40	$0.35	$1.01	$0.99
Diluted weighted average common shares outstanding	12,652	11,823	12,522	11,190

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

					Accumulated
					other			Total
	Common stock		Additional paid	Retained	comprehensive	Treasury stock		shareholders'
(in thousands, except shares)	Shares	Amount	in capital	earnings	income (loss)	Shares	Amount	equity
Balance December 31, 2006	11,539,539	$115	$78,026	$55,445	$(592)	-	-	$132,994
Net income	-	-	-	12,672	-	-	-	12,672
Change in fair value of investment securities, net of tax	-	-	-	-	519	-	-	519
Total comprehensive income								13,191
Cumulative effect of adoption of FIN 48	-	-	-	138	-	-	-	138
Dividends declared ($0.1575 per share)	-	-	-	(1,987)	-	-	-	(1,987)
Common stock issued under stock option plans,
net of restricted share unit cancellations	124,271	1	1,385	-	-		-	1,386
Purchase of Treasury Stock	-	-	-	-	-	28,000	(642)	(642)
Income tax benefit from stock options exercised and
vesting of restricted share units	-	-	340	-	-	-	-	340
Acquisition of Clayco Banc Corporation	698,733	6	21,192	-	-	-	-	21,198
Additional contingent shares issued in connection with
acquisition of NorthStar	49,416	1	1,283	-	-	-	-	1,284
Issuance of common stock shares
under director stock plan	4,358	1	130	-	-	-	-	131
Noncash compensation attributed to stock option grants	-	-	275	-	-	-	-	275
Noncash compensation attributed to restricted share units	-	-	935	-	-	-	-	935
Balance September 30, 2007	12,416,317	124	103,566	66,268	(73)	28,000	(642)	169,243

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net income	$4,999	$4,181	$12,672	$11,081
Other comprehensive income:
Unrealized gain on investment securities
arising during the period, net of tax	410	908	519	204
Unrealized gain on cash flow type derivative
instruments arising during the period, net of tax	-	-	-	263
Total comprehensive income	410	908	519	467
	$5,409	$5,089	$13,191	$11,548

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$12,672	$11,081
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	1,806	1,193
Provision for loan losses	2,165	1,777
Net (accretion) amortization of debt and equity securities	(139)	57
Amortization of intangible assets	1,194	792
Mortgage loans originated	(66,825)	(43,348)
Proceeds from mortgage loans sold	68,539	41,257
Gain on sale of mortgage loans	(229)	(165)
Loss on sale of other real estate	5	-
Excess tax benefits of share-based compensation	(340)	(274)
Share-based compensation	1,210	685
Changes in:
Accrued interest receivable	(702)	(949)
Accrued interest payable and other liabilities	(2,025)	(1,059)
Other, net	(1,751)	(1,135)
Net cash provided by operating activities	15,580	9,912

Cash flows from investing activities:
Cash paid for acquisition, net of cash and cash equivalents received	(7,873)	(7,323)
Net increase in loans	(82,270)	(101,278)
Purchases of available for sale debt and equity securities	(42,853)	(40,676)
Proceeds from redemption of equity securities	10,459	6,341
Proceeds from maturities and principal paydowns on available
for sale debt and equity securities	41,041	63,496
Purchase of limited partnership interests	(929)	-
Proceeds from sales of other real estate	4,878	-
Recoveries of loans previously charged off	278	288
Purchases of fixed assets	(2,985)	(5,043)
Net cash used in investing activities	(80,254)	(84,195)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(37,097)	(23,965)
Net increase in interest-bearing deposit accounts	17,069	32,016
Proceeds from issuance of subordinated debentures	18,557	4,124
Paydown of subordinated debentures	(4,124)	-
Proceeds from Federal Home Loan Bank advances	1,035,325	718,533
Repayments of Federal Home Loan Bank advances	(960,155)	(708,955)
Net decrease in other borrowings	(3,144)	(8,041)
Proceeds from notes payable	2,750	10,000
Repayments on notes payable	(2,750)	(5,500)
Cash dividends paid on common stock	(1,987)	(1,460)
Excess tax benefits of share-based compensation	340	274
Proceeds from the issuance of common stock	131	86
Common stock repurchased	(642)	-
Proceeds from the exercise of common stock options	1,386	946
Net cash provided by financing activities	65,659	18,058
Net increase (decrease) in cash and cash equivalents	985	(56,225)
Cash and cash equivalents, beginning of year	50,293	118,911
Cash and cash equivalents, end of period	$51,278	$62,686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45,062	$30,037
Income taxes	6,235	5,447
Noncash transactions:
Common stock issued for acquisition	$22,482	23,482
Transfer to other real estate owned in settlement of loans	3,457	-

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

On July 5, 2006, EFSC acquired NorthStar Bancshares Inc. and its wholly owned subsidiary, NorthStar Bank NA (collectively referred to as “NorthStar”.) NorthStar was merged into and with Enterprise Bank & Trust on October 6, 2006. For more information, please refer to Note 2 – Acquisitions below.

On February 28, 2007, EFSC completed its acquisition of Clayco Banc Corporation (“Clayco”) and its wholly owned subsidiary, Great American Bank. For more information, please refer to Note 2 – Acquisitions below.

In September 2007, the Company began repurchasing shares of its common stock. The Company intends to hold repurchased shares in treasury for general corporate purposes. Treasury shares are accounted for under the cost method and are included as a component of stockholders’ equity.

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

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes on January 1, 2007. As a result of the implementation, the Company recognized a $138,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $2.1 million of unrecognized tax benefits, $1.4 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of September 30, 2007, the Company had approximately $418,000 accrued for interest and penalties. During the third quarter of 2007, the Company reversed $67,500 of various tax benefits related to certain federal tax items. The Company believes it is reasonably possible that an additional $375,000 in unrecognized tax benefits primarily related to certain state tax items will be recognized during the fourth quarter of 2007 as a result of the expiration of certain statutes of limitations.

The tax years 2003 through 2006 remain open to examination by the state taxing jurisdictions to which the Company is subject. The tax years 2004 through 2006 remain open to examination by the federal taxing authorities to which the Company is subject.

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

On February 26, 2007, the Company issued $14.0 million of trust preferred securities (“TRUPS”) through a newly formed affiliated statutory trust, as further discussed in Note 9 – Subordinated Debentures below. The TRUPS proceeds were used to fund the cash portion of the Clayco transaction.

At the time of the acquisition, on a consolidated basis, Clayco had assets of $201.9 million, loans, net of unearned discount, of $167.0 million, deposits of $150.7 million and shareholders’ equity of $12.8 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Goodwill, which is not deductible for tax purposes, was $25.5 million. Core deposit intangibles were approximately $1.9 million and will be amortized over ten years utilizing an accelerated method. Core deposit intangibles are not deductible for tax purposes.

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

Acquisition of NorthStar Bancshares, Inc.
On July 5, 2006, the Company acquired NorthStar. As part of the acquisition, $4.5 million of the $36.0 purchase price was deposited into a “Reserved Credit Escrow” account pending the collection of certain loans. These amounts were considered “contingent consideration” under U.S. GAAP and therefore, were not recorded in common stock or additional paid in capital until the contingency was resolved. The Reserved Credit Escrow amount had scheduled release dates in January and July 2007 based on the receipt of principal payments or proceeds from the sale of several identified loans and other real estate. In January 2007, no proceeds were released. In July 2007, $1.3 million of the escrow was released to the selling stockholders of NorthStar. This consisted of 49,416 shares of Enterprise common stock and $6,400 in cash. The remaining balance of the escrow was released to Enterprise. With the contingency resolved, the Company has recorded the additional common stock, paid in capital and related goodwill.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible asset activity for the periods presented.

(in thousands)	Goodwill
Balance at December 31, 2006	$29,983
Acquisition-related adjustments (1)	470
Goodwill from purchase of Clayco	25,208
Balance at September 30, 2007	$55,661

(1) Includes additional purchase accounting adjustments on the Clayco and NorthStar acquisitions necessary to reflect additional valuation data since the acquisition date. Also refer to contingent share discussion in Note 2.

	Customer &
	trade name	Core deposit
(in thousands)	intangibles	intangibles	Intangibles, net
Balance at December 31, 2006	$3,636	$2,153	$5,789
Intangibles from purchase of Clayco	-	1,868	1,868
Amortization expense	(684)	(510)	(1,194)
Balance at September 30, 2007	$2,952	$3,511	$6,463

The following table reflects the expected amortization schedule for the intangible assets (in thousands) at September 30, 2007.

Year	Amount
2007 remaining	$410
2008	1,590
2009	1,513
2010	1,422
2011	446
After 2011	1,082
$6,463

NOTE 4—EARNINGS PER SHARE

Net income per share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income, as reported	$4,999	$4,181	$12,672	$11,081

Weighted average common shares outstanding	12,380	11,397	12,189	10,787
Additional dilutive common stock equivalents	272	426	333	403
Diluted shares outstanding	12,652	11,823	12,522	11,190

Basic earnings per share	$0.40	$0.37	$1.04	$1.03
Diluted earnings per share	$0.40	$0.35	$1.01	$0.99

For the three months ended September 30, 2007 and 2006 approximately 376,000 and 0 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006 approximately 24,000 and 0 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect would have been anti-dilutive.

NOTE 5—SHARE-BASED COMPENSATION

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The share-based compensation expense that was charged against income was $577,000 and $1,321,000 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, the share-based compensation expense charged against income was $403,000 and $852,000, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $340,000 and $274,000 for the nine months ended September 30, 2007 and 2006, respectively.

The fair value of stock options granted in the nine months ended September 30, 2007 and 2006 is estimated based on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Nine months ended September 30,
	2007	2006
Risk-free interest rate	5.2%	4.4%
Expected dividend rate	0.6%	0.6%
Expected volatility	36.0%	50.5%
Expected term (years)	6.0	10.0

Weighted per share average
fair value at grant date	$10.73	$13.94

Employee Stock Options and Stock Settled Stock Appreciation Rights
Stock options were granted to key employees with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. Stock options have a vesting schedule of between three to five years. In addition, in June 2007, the Company granted stock-settled stock appreciation rights (“SSAR”) to key employees. The SSAR’s are subject to continued employment, have a 10-year contractual term and vest ratably over five years beginning on December 15, 2007. Neither stock options or SSAR’s carry voting or dividend rights until exercised. There were no options granted during the third quarters of 2007 or 2006.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except grant date fair value)	2007	2006	2007	2006
Weighted average grant date fair value of options	$-	$-	$10.73	$13.94
Compensation expense	177	(4)	275	20
Intrinsic value of option exercises on date of exercise	141	497	1,809	1,191
Cash received from the exercise of stock options	159	436	1,125	1,481

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	805,137	$12.21	-
Granted	196,102	25.70	-
Exercised	(103,659)	10.86	-
Forfeited	-	-	-
Outstanding at September, 30, 2007	897,580	$15.31	5.9 years	$8,102
Exercisable at September, 30, 2007	688,633	$12.18	4.8 years	$8,374
Vested and expected to vest at September 30, 2007	855,870	$14.81	5.9 years	$8,157

At September 30, 2007, there was $117,000 and $1,402,000 of total unrecognized compensation cost related to stock options and SSAR’s, respectively, which is expected to be recognized over a weighted average period of approximately 2.0 years and 4.2 years, respectively.

Restricted Stock Units
As part of a long-term incentive plan, the Company issues restricted share units (“RSU’s”) to employees. RSU’s are subject to continued employment and vest ratably over five years. RSU’s do not carry voting or dividend rights until vesting. Compensation expense related to RSU’s was $367,000 and $331,000 for the three months ended September 30, 2007 and 2006, respectively. Compensation expense related to RSU’s was $935,000 and $696,000 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, there was $3.8 million of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted average period of approximately 3.4 years.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	160,475	$22.67
Granted	77,938	25.36
Vested	-	-
Forfeited	(11,987)	15.58
Outstanding at September 30, 2007	226,426	23.97

Director - Stock Appreciation Rights
At December 31, 2006, there were no stock appreciation rights (“SARS”) outstanding pursuant to the Stock Appreciation Rights Plan for the Directors. As a result, there will be no expense related to SARS in 2007. For the three and nine months ended September 30, 2006, expenses to record the market value of the SARS were $32,000 and $54,000, respectively.

Stock Plan for Non-Management Directors
In April 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. Shares granted under this plan may be subject to resale restrictions (“restricted stock”). The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. Share-based compensation expense for the directors was $33,000 and $41,000 for the three months ended September 30, 2007 and 2006, respectively. Share-based compensation expense for the directors was $111,000 and $70,000 for the nine months ended September 30, 2007 and 2006, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all options granted pursuant to an agreement with Moneta Group (“Moneta”) had been recognized; therefore, there is no unrecognized compensation cost. During the first nine months of 2006, the Company recognized $13,000 in Moneta option-related expenses.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	165,823	$12.69
Granted	-	-
Exercised	(20,532)	12.68
Forfeited	-	-
Outstanding at September 30, 2007	145,291	$12.69	2.3 years	$1,692
Exercisable at September 30, 2007	143,115	$12.67	2.1 years	$1,670
Vested and expected to vest at September 30, 2007	145,291	$12.69	2.3 years	$1,692

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

Cash Flow Hedges
Previously, the Bank entered into interest rate swap agreements to convert floating-rate loan assets to fixed rates. At September 30, 2007, the Bank had no outstanding cash flow hedges. Interest rate swaps with notional amounts of $30.0 million and $40.0 million under which the Bank received a fixed rate of 5.3425% and 5.4150% matured in March and April 2006, respectively. The net cash flows related to cash flow hedges decreased interest income on loans by $0 and $410,000 in the three and nine months ended September 30, 2006, respectively.

Fair Value Hedges
Previously, the Bank entered into interest rate swap agreements to convert the fixed interest rate on certain brokered CDs to a variable interest rate. At September 30, 2007, the Bank had no outstanding fair value hedges. One swap with a notional amount of $10.0 million, under which the Bank received a fixed rate of 2.90%, matured in February 2007. Two swaps, each with a $10.0 million notional amount, under which the Bank received fixed rates of 2.30% and 2.45%, matured in February and April 2006, respectively. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $0 and $41,000 in the three and nine months ended September 30, 2007, respectively. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $69,000 and $299,000 in the three and nine months ended September 30, 2006, respectively.

Non-Designated Hedges
The Bank has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. At September 30, 2007, the Bank had one outstanding non-designated hedge with a notional amount of $5.4 million. The swap agreements provide for the Bank to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR. The non-designated hedges and related loans are accounted for at fair value. All changes in fair value are measured on a quarterly basis. For the three and nine months ended September 30, 2007, the change in fair value of the underlying swap decreased interest income by $6,400 and $10,000, respectively.

Under the swap agreements the Bank is to pay or receive interest monthly. The cash flows related to a forward rate lock hedge did not start until August 2007. One interest rate swap with a notional amount of $1.8 million was terminated in March 2007. The net cash flows related to these hedges increased interest income on loans by $900 and $700 in the three and nine months ended September 30, 2007, respectively. The net cash flows related to these hedges decreased interest income on loans by $500 and $1,800 in the three and nine months ended September 30, 2006, respectively.

	September 30,	December 31,
(in thousands)	2007	2006
Fair Value Hedges
Notional amount	$-	$10,000
Weighted average pay rate	-%	5.32%
Weighted average receive rate	-%	2.90%
Weighted average maturity in months	-	2
Unrealized loss related to interest rate swaps	$-	$(35)

Non-Designated Hedges
Notional amount	$5,420	$7,324
Weighted average pay rate	8.31%	7.96%
Weighted average receive rate	8.12%	7.95%
Weighted average maturity in months	72	79
Unrealized loss related to interest rate swaps	$(131)	$(119)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of the Bank’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss the Bank would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and if the collateral held to support the credit exposure was of no value. At September 30, 2007 and December 31, 2006, in connection with our interest rate swap agreements; we had pledged investment securities available for sale with a fair value of $0 and $2.5 million, respectively. At September 30, 2007 and December 31, 2006, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $0 and $196,300.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2007, no amounts have been accrued for any estimated losses for these financial instruments.

The following table summarizes the contractual amount of off-balance-sheet financial instruments at the dates indicated below.

	September 30,	December 31,
(in thousands)	2007	2006
Commitments to extend credit	$511,806	$480,071
Standby letters of credit	34,239	39,587
Private equity funds	1,325	250

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at September 30, 2007 and December 31, 2006, approximately $50.1 million and $35.9 million, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 5 years at September 30, 2007.

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

Following are the financial results for the Company’s operating segments.

Balance Sheet Information	At September 30, 2007
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,558,885	$-	$-	$1,558,885
Goodwill	45,368	10,293	-	55,661
Intangibles, net	3,511	2,952	-	6,463
Deposits	1,448,501	-	(2,066)	1,446,435
Borrowings	138,359	-	60,807	199,166
Total Assets	1,805,487	16,674	6,098	1,828,259

	At December 31, 2006
Loans, less unearned loan fees	$1,311,723	$-	$-	$1,311,723
Goodwill	19,690	10,293	-	29,983
Intangibles, net	2,153	3,636	-	5,789
Deposits	1,319,201	-	(3,693)	1,315,508
Borrowings	36,752	-	39,054	75,806
Total Assets	1,517,617	16,991	979	1,535,587

Income Statement Information	Three months ended September 30, 2007
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Net interest income (expense)	$16,811	$35	$(1,041)	$15,805
Provision for loan losses	600	-	-	600
Noninterest income	1,100	3,507	31	4,638
Noninterest expense	8,927	2,447	828	12,202
Income (loss) before income tax expense	8,384	1,095	(1,838)	7,641
Income tax expense (benefit)	3,098	394	(850)	2,642
Net income (loss)	$5,286	$701	$(988)	$4,999

	Three months ended September 30, 2006
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$14,528	$26	$(715)	$13,839
Provision for loan losses	240	-	-	240
Noninterest income	841	3,469	15	4,325
Noninterest expense	7,831	2,152	969	10,952
Minority interest	-	(434)	-	(434)
Income (loss) before income tax expense	7,298	909	(1,669)	6,538
Income tax expense (benefit)	2,631	327	(601)	2,357
Net income (loss)	$4,667	$582	$(1,068)	$4,181

	Nine months ended September 30, 2007
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$47,633	$97	$(2,880)	$44,850
Provision for loan losses	2,165	-	-	2,165
Noninterest income	3,174	9,928	340	13,442
Noninterest expense	25,987	7,937	2,509	36,433
Income (loss) before income tax expense	22,655	2,088	(5,049)	19,694
Income tax expense (benefit)	8,291	752	(2,021)	7,022
Net income (loss)	$14,364	$1,336	$(3,028)	$12,672

	Nine months ended September 30, 2006
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$38,917	$77	$(1,756)	$37,238
Provision for loan losses	1,777	-	-	1,777
Noninterest income	2,203	10,018	33	12,254
Noninterest expense	20,249	6,611	2,706	29,566
Minority interest	-	(826)	-	(826)
Income (loss) before income tax expense	19,094	2,658	(4,429)	17,323
Income tax expense (benefit)	6,878	957	(1,593)	6,242
Net income (loss)	$12,216	$1,701	$(2,836)	$11,081

NOTE 9—SUBORDINATED DEBENTURES
At December 31, 2006, the Company had $35.0 million in five wholly-owned statutory business trusts. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust securities. Following is a summary of business trusts and underlying subordinated debentures issued, acquired and redeemed throughout 2007.

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

Clayco Statutory Trust I and II
On February 28, 2007, as part of the Clayco acquisition, the Company acquired Clayco Statutory Trust I (“Clayco Trust I”) valued at $3.2 million and Clayco Statutory Trust II (“Clayco Trust II”) valued at $4.1 million. Clayco Trust I consists of 3,000 floating rate Trust Preferred Securities. The floating rate for Clayco Trust I is equal to three-month LIBOR + 2.85%. It matures on December 17, 2033. If certain conditions are met, the maturity date may be shortened to a date not earlier December 17, 2008. Clayco Trust II consists of 4,000 floating rate Trust Preferred Securities with a floating rate equal to three-month LIBOR + 1.83%. The maturity dates may be shortened to a date not earlier than September 15, 2010 if certain conditions are met. These TRUPS are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. These TRUPS are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s financial statements.

EFSC Capital Trust VII
On September 20, 2007, EFSC Statutory Capital Trust VII (“EFSC Trust VII”), a newly formed Delaware statutory trust and subsidiary of EFSC, issued 4,000 floating rate Trust Preferred Securities at $1,000 per share to a Trust Preferred Securities Pool. The proceeds were invested in junior subordinated debentures of the Company. The net proceeds to the Company from the sale of the junior subordinated debentures, were approximately $4.0 million. The floating rate will be equal to three-month LIBOR + 2.25%. Interest is payable quarterly beginning December 15, 2007. The TRUPS are fully, irrevocably and unconditionally guaranteed on a subordinated basis by the Company. The TRUPS mature on December 15, 2037. The maturity date may be shortened to a date not earlier than December 15, 2012 if certain conditions are met. The TRUPS are classified as subordinated debentures and the distributions are recorded as interest expense in the Company’s consolidated financial statements. The proceeds from the offering were used to refinance EFSC Capital Trust I which was redeemed on September 30, 2007.

EFSC Capital Trust I
On September 30, 2007, ESFC Capital Trust I, a statutory trust and subsidiary of EFSC, redeemed all of its $4 million variable rate trust preferred securities and its variable rate common securities. At the time of the redemption, the Company recognized an $82,000 charge in noninterest expense for unamortized debt issuance costs related to this instrument. The redeemed trust preferred securities were originally issued in 2002 and were paying a rate of LIBOR + 3.65%.

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

INTRODUCTION
The following discussion describes significant changes in the financial condition of the Company that have occurred during the first nine months of 2007 compared to the financial condition as of December 31, 2006. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2007 compared to the same period in 2006. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2006.

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

EXECUTIVE SUMMARY
Net income for the three and nine months ended September 30, 2007 was $5.0 million and $12.7 million, an increase of 20% and 14%, respectively, compared to $4.2 million and $11.1 million for the same periods in 2006. Fully diluted earnings per share for the quarter were $0.40, a 14% increase from the third quarter of 2006. Fully diluted earnings per share for the first nine months of 2007 were $1.01 compared to $0.99 for the same period of 2006.

During the third quarter of 2007, we purchased 28,000 shares of our common stock to be held as Treasury stock. This purchase was made under a stock buyback program approved by our Board of Directors. Total shares outstanding were 12.4 million at September 30, 2007 compared to 11.5 million one year ago, as we have issued nearly 700,000 shares related to our Kansas City-based acquisition of Great American in February 2007.

Noninterest income increased $313,000, or 7%, from $4.3 million in third quarter 2006 to $4.6 million in the same quarter of 2007. For the nine months ended September 30, 2007, noninterest income was $13.4 million compared to $12.3 million for the same period in 2006. The increase includes $268,000 of Miscellaneous Income from the sale of a holding company investment in an investment management firm.

Noninterest expenses were $12.2 million in the third quarter of 2007 compared to $11.0 million for the same quarter of 2006, an increase of $1.2 million, or 11%. Noninterest expenses were $36.4 million for the nine months ended September 30, 2007, an increase of $6.9 million, or 23%, over the same period of 2006. The acquisition of Great American along with increases in Millennium expenses contributed approximately $3.0 million of the year over year increase. The Company added new talent and infrastructure to support its expansion in Mortgage, Wealth Management and Treasury Management. In addition, we have been particularly pleased with several new high-level bankers recruited to our Kansas City team as we deploy to our broadened platform there. During third quarter 2007, we recognized an $82,000 charge in noninterest expense for unamortized debt issuance costs related to the redemption of a trust preferred security. For the nine months ended September 30, 2007, the Company’s efficiency ratio was 63%, flat with 2006, and 60% for the nine months of 2006.

The provision for income taxes was $2.6 million and $7.0 million for the three and nine months ended September 30, 2007 compared to $2.4 million and $6.2 million for the same periods in 2006. The effective tax rate for the three and nine months ended September 30, 2007 was 34.6% and 35.7% compared to 36.1% and 36.0% for the three and nine months ended September 30, 2006. During the third quarter of 2007, we reversed $67,500 of various tax benefits related to certain federal tax items. The third quarter of 2007 also included $121,000 of federal tax benefits related to low income housing tax credits from a Limited Partnership we recently invested in.

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

Loan growth
Including Great American, portfolio loans grew by $247 million from December 31, 2006 and were up $289 million or 23% from September 30, 2006. As reported last quarter, excluding Great American, during the first six months of 2007, we generated a record $297 million in gross loan fundings – the highest level in the Company’s history. However, payoffs and line paydowns offset all but $21 million of the gross amount. While competition in both our markets remains intense, since June 2007, the volume of payoffs has slowed substantially. As a result, portfolio loans grew $58 million during the third quarter of 2007. Net loan growth was split evenly between our two markets of St. Louis and Kansas City and consisted primarily of commercial and industrial and commercial real estate loans.

Deposit growth
Including Great American, deposits were up $131 million, or 10%, from December 31, 2006 and $164 million, or 13%, from September 30, 2006.

We continue to pursue our strategy of obtaining lower cost transaction and relationship-based accounts primarily through our treasury management products and services. In addition, we are closely monitoring our deposit rates compared to our competitors and are making adjustments as market conditions permit. Treasury management pipelines remain strong and typical seasonal increases in deposits are expected as we move into the fourth quarter.

Our deposit mix remains favorable with demand deposit accounts representing 15% of average deposits in a competitive deposit rate environment. In addition, we plan to continue utilizing Federal Home Loan Bank (“FHLB”) advances along with brokered certificates of deposit to fund shortfalls due to loan demand. Through September 30, 2007, we have utilized approximately $78 million in short-term FHLB advances and $9 million net in short-term brokered certificates of deposit. In third quarter 2007, we replaced several maturing short-term brokered certificates of deposits with $30 million of longer term, callable brokered certificates of deposit. The cost of the call feature was deemed appropriate to protect us from falling interest rates. We have the option of calling the brokered certificates of deposit after February 2008. If long-term rates increase in the future, there will be no need to call these certificates of deposit because our rate will be lower. If long-term rates fall over time, we can call the certificates of deposit and reissue them at a lower rate. At September 30, 2007 brokered certificates of deposit represent just 10% of total deposits.

Net Interest Income
Despite the prolonged inverted yield curve and adjusting for the temporary margin impact of nonperforming loans, our rate margin is stabilizing. Our disciplined loan pricing, ability to manage deposit costs more in line with short term interest rate trends and the declining impact of maturing certificates of deposit have contributed to the stabilization.

Three months ended September 30, 2007 and 2006
Net interest income (on a tax-equivalent basis) was $16.1 million for the quarter ended September 30, 2007, compared to $14.1 million for the same period of 2006, an increase of 14%. Total interest income increased $5.5 million while total interest expense increased $3.5 million.

Average interest-earning assets increased $244 million, or 17% to $1.646 billion for the quarter ended September 30, 2007 compared to $1.402 billion for the same period in 2006. During the same period, average loans increased $267 million, or 21%, from $1.261 billion to $1.528 billion. For the third quarter of 2007, interest income on loans increased $5.4 million from growth and $220,000 due to the impact of rates, for a net increase of $5.6 million versus third quarter of 2006.

For the quarter ended September 30, 2007, average interest-bearing liabilities increased $231 million, or 20% to $1.383 billion compared to $1.152 billion for the quarter ended September 30, 2006. The growth in interest-bearing liabilities resulted from a $197 million increase in interest-bearing core deposits, a $10 million decrease in brokered certificates of deposit, a $23 million increase in subordinated debentures, and a $21 million increase in borrowed funds including FHLB advances. We are meeting loan funding shortfalls with FHLB advances and brokered certificates of deposit. For the third quarter of 2007, interest expense on interest-bearing liabilities increased $2.7 million due to growth while the impact of rising rates increased interest expense on interest-bearing liabilities by $811,000 versus third quarter of 2006.

The benefits of aggressively managing our deposit costs, reducing non-performing assets and continued discipline in loan pricing are being realized as the net interest rate margin (on a tax-equivalent basis) increased 0.06% from the second quarter of 2007 to 3.87% . The net interest rate margin was 3.99% for the third quarter of 2006. The decline was primarily due to the increasing cost of deposits that more than offset higher earning asset yields. Additionally, higher levels of subordinated debentures associated with the acquisition of Clayco negatively impacted the margin.

Nine months ended September 30, 2007 and 2006
Net interest income (on a tax-equivalent basis) was $45.6 million for the nine months ended September 30, 2007, compared to $37.9 million for the same period of 2006, an increase of 20%. Total interest income increased $23.3 million while total interest expense increased $15.5 million.

Average interest-earning assets increased $328 million, or 26%, to $1.586 billion for the nine months ended September 30, 2007 compared to $1.258 billion for the same period in 2006. During the same period, average loans increased $344 million, or 31%, from $1.122 billion to $1.466 billion.

For the nine months ended September 30, 2007, average interest-bearing liabilities increased $312 million, or 31%, to $1.332 billion compared to $1.020 million for the nine months ended September 30, 2006.

The net interest rate margin (on a tax-equivalent basis) was 3.85% for the first nine months of 2007, compared to 4.03% in the same period of 2006. Reasons for the changes in yields and cost of funds are similar to those described above.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,495,181	$29,958	7.95%	$1,228,450	$24,414	7.88%
Tax-exempt loans(2)	33,178	714	8.54	32,282	677	8.32
Total loans	1,528,359	30,672	7.96	1,260,732	25,091	7.90
Taxable investments in debt and equity securities	108,642	1,275	4.66	114,933	1,190	4.11
Non-taxable investments in debt and equity securities(2)	951	14	5.84	1,120	13	4.61
Short-term investments	7,745	107	5.48	25,321	319	5.00
Total securities and short-term investments	117,338	1,396	4.72	141,374	1,522	4.27
Total interest-earning assets	1,645,697	32,068	7.73	1,402,106	26,613	7.53
Non-interest earning assets:
Cash and due from banks	41,326			46,840
Other Assets	112,825			72,854
Allowance for loan losses	(19,609)			(17,547)
Total Assets	$1,780,239			1,504,253

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$123,212	$803	2.59%	$98,658	$634	2.55%
Money market accounts	574,165	6,037	4.17	501,959	5,104	4.03
Savings	12,970	37	1.13	4,685	17	1.44
Certificates of deposit	525,078	6,952	5.25	443,288	5,267	4.71
Total interest-bearing deposits	1,235,425	13,829	4.44	1,048,590	11,022	4.17
Subordinate Debentures	57,166	1,038	7.20	33,844	624	7.31
Borrowed Funds	89,976	1,135	5.00	69,229	879	5.04
Total interest-bearing liabilities	1,382,567	16,002	4.59	1,151,663	12,525	4.31
Noninterest bearing liabilities:
Demand deposits	218,071			213,953
Other liabilities	12,291			10,952
Total liabilities	1,612,929			1,376,568
Shareholders' equity	167,310			127,685
Total liabilities & shareholders' equity	$1,780,239			$1,504,253
Net interest income		$16,066			$14,088
Net interest spread			3.14%			3.22%
Net interest rate margin (3)			3.87			3.99

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $731,000 and $667,000 for the quarters ended September 30, 2007, and 2006, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $261,000 and $249,000 for the quarters ended September 30, 2007 and 2006, respectively.

(3)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,431,746	$85,180	7.95%	$1,095,196	$62,174	7.59%
Tax-exempt loans(2)	34,078	2,128	8.35	27,190	1,740	8.56
Total loans	1,465,824	87,308	7.96	1,122,386	63,914	7.61
Taxable investments in debt and equity securities	112,092	3,756	4.48	112,076	3,353	4.00
Non-taxable investments in debt and equity securities(2)	932	40	5.74	1,148	41	4.77
Short-term investments	6,743	277	5.49	22,319	786	4.71
Total securities and short-term investments	119,767	4,073	4.55	135,543	4,180	4.12
Total interest-earning assets	1,585,591	91,381	7.71	1,257,929	68,094	7.24
Non-interest earning assets:
Cash and due from banks	42,866			43,711
Other Assets	103,077			53,307
Allowance for loan losses	(18,944)			(15,023)
Total Assets	$1,712,590			1,339,924

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$120,790	$2,363	2.62%	$102,561	$1,657	2.16%
Money market accounts	553,271	17,509	4.23	480,072	13,436	3.74
Savings	11,250	96	1.14	4,214	42	1.33
Certificates of deposit	504,374	19,586	5.19	332,641	10,898	4.38
Total interest-bearing deposits	1,189,685	39,554	4.45	919,488	26,033	3.79
Subordinate Debentures	52,385	2,822	7.20	31,912	1,692	7.09
Borrowed Funds	89,966	3,374	5.01	69,131	2,489	4.81
Total interest-bearing liabilities	1,332,036	45,750	4.59	1,020,531	30,214	3.96
Noninterest bearing liabilities:
Demand deposits	213,003			203,613
Other liabilities	9,968			9,055
Total liabilities	1,555,007			1,233,199
Shareholders' equity	157,583			106,725
Total liabilities & shareholders' equity	$1,712,590			$1,339,924
Net interest income		$45,631			$37,880
Net interest spread			3.12%			3.28%
Net interest rate margin (3)			3.85			4.03

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, prior to deferral adjustment, included in interest income are approximately $2,352,000 and $1,698,000 for the nine months ended September 30, 2007, and 2006, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $781,000 and $642,000 for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2007 Compared to 2006
	3 month			9 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$5,342	$202	$5,544	$19,899	$3,107	$23,006
Nontaxable loans (3)	19	18	37	431	(43)	388
Taxable investments in debt and equity securities	(68)	153	85	-	403	403
Nontaxable investments in debt and equity securities (3)	(2)	3	1	(9)	8	(1)
Short-term investments	(240)	28	(212)	(622)	113	(509)
Total interest-earning assets	$5,051	$404	$5,455	$19,699	$3,588	$23,287

Interest paid on:
Interest-bearing transaction accounts	$160	$9	$169	$323	$383	$706
Money market accounts	754	179	933	2,193	1,880	4,073
Savings	25	(5)	20	61	(7)	54
Certificates of deposit	1,041	644	1,685	6,394	2,294	8,688
Subordinated debentures	424	(10)	414	1,103	27	1,130
Borrowed funds	262	(6)	256	777	108	885
Total interest-bearing liabilities	2,666	811	3,477	10,851	4,685	15,536
Net interest income	$2,385	$(407)	$1,978	$8,848	$(1,097)	$7,751

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Non taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses and nonperforming loans
The provision for loan losses in the third quarter of 2007 was $600,000, compared to $240,000 in the same quarter of 2006. Higher absolute nonperforming loan levels coupled with higher net loan growth drove the increase in the provision levels in the third quarter compared to the prior year. The provision for loan losses in the first nine months of 2007 was $2.2 million compared to $1.8 million for the same period in 2006. The allowance for loan losses as a percentage of total loans was 1.27% at September 30, 2007 compared to 1.30% at December 31, 2006. One year ago, the allowance for loan losses rose to 1.40% as a result of conforming adjustments made to risk ratings for NorthStar bank’s loan portfolio. Management believes that the allowance for loan losses is adequate.

During the third quarter of 2007, the Company had net charge-offs of $549,000, or 0.14% annualized. For the first nine months of 2007, net charge-offs were $1.4 million or 0.13% annualized compared to $31,000 for the same period of 2006.

Nonperforming loans decreased $4.2 million from June 30, 2007. The decrease was primarily due to the sale of collateral on two troubled credits at no loss to the Bank. At September 30, 2007, nonperforming loans were $8.5 million, or 0.55%, of total loans. This compares to 0.84% of total loans at June 30, 2007 and 0.49% at December 31, 2006. At September 30, 2007, of the total nonperforming loans, $7.1 million, or 83%, relates to seven residential homebuilders in St. Louis and Kansas City. The largest of these loans is $2.7 million and several are below $400,000. Management believes we are well secured with respect to these loans and does not expect significant losses on the existing nonperforming loans.

The St. Louis and Kansas City housing markets, like those in most of the US, remain under pressure. We do not expect this condition to improve for the next 12 to 18 months. As noted, over 80% of Enterprise's non-performing assets are related to this sector. The Company's exposure to the sector is, in the aggregate, approximately 10% of our total portfolio of loans. Accordingly, while our exposure to this troubled sector compared to many banks is relatively small, we do expect the total of non-performing assets to increase in absolute dollar terms over the next few quarters but to remain at manageable levels in relation to our total loan portfolio balances.

The following table summarizes changes in the allowance for loan losses for the periods presented.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2007	2006		2007	2006
Allowance at beginning of period	$19,703	$14,449		$16,988	$12,990
Acquired allowance for loan losses	-	3,069		2,010	3,069
Loans charged off:
Commercial and industrial	29	17		238	317
Real estate:
Commercial	65	-		65	-
Construction	445	-		516	-
Residential	101	-		759	-
Consumer and other	27	2		109	2
Total loans charged off	667	19		1,687	319
Recoveries of loans previously charged off:
Commercial and industrial	71	63		189	268
Real estate:
Commercial	-	-		15	1
Construction	25	-		25	-
Residential	2	1		15	16
Consumer and other	20	2		34	3
Total recoveries of loans	118	66		278	288
Net loan chargeoffs (recoveries)	549	(47)		1,409	31
Provision for loan losses	600	240		2,165	1,777

Allowance at end of period	$19,754	$17,805		$19,754	$17,805

Average loans	$1,528,359	$1,260,732		$1,465,824	$1,122,386
Total portfolio loans	1,558,885	1,269,391		1,558,885	1,269,391
Nonperforming loans	8,542	6,214		8,542	6,214

Net chargeoffs to average loans annualized	0.14%	(0.01	) %	0.13%	0.00%
Allowance for loan losses to loans	1.27	1.40		1.27	1.40

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated.

	September 30,	December 31,
(in thousands)	2007	2006
Non-accrual loans	$8,542	$6,363
Loans past due 90 days or more and still accruing interest	-	112
Restructured loans	-	-
Total nonperforming loans	8,542	6,475
Foreclosed property	857	1,500
Total nonperforming assets	$9,399	$7,975

Total assets	$1,828,259	$1,535,587
Total loans	1,558,885	1,311,723
Total loans plus foreclosed property	1,559,742	1,313,223

Nonperforming loans to loans	0.55%	0.49%
Nonperforming assets to loans plus foreclosed property	0.60	0.61
Nonperforming assets to total assets	0.51	0.52

Allowance for loan losses to nonperforming loans	231.00%	264.00%

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

Noninterest Income
Noninterest income increased $286,000, or 7.0% from third quarter 2006 to third quarter 2007. On a year-to-date basis, noninterest income increased $1.3 million, or 11%. Increases in service charges on deposit accounts were primarily due to incremental activity of Great American along with increased account activity. These increases were somewhat offset by a rising earnings credit rate on commercial accounts. Other service charges and fee income increases were the result of higher fee volumes on debit cards, merchant processing and health savings accounts along with Great American deposit fee income.

The gain on sale of mortgage loans decreased in third quarter 2007 compared to the same quarter of 2006 due to less refinancing and slower home sales in our markets.

Noninterest Expense – Banking
Noninterest expenses in our Banking business increased $1.1 million from $7.8 million in the third quarter of 2006 to $8.9 million in the same quarter of 2007. Approximately $848,000 of the increase was related to Great American (including amortization of intangibles.)

Increases in employee compensation and benefits of $410,000 were related to Great American. Excluding these expenses, employee compensation and benefits in the Bank increased $215,000. The increase is due to salaries and related benefits of new associates in various areas of our organization including Mortgage and other support areas. Approximately $112,000 of the remaining increase is related to vesting of restricted share units and compensation related to newly issued stock-settled stock appreciation rights in our performance-based long-term incentive program. The costs were partially offset by declines in our variable-pay bonus pool.

Increases in occupancy expense were the result of rent increases on various Company facilities, incremental expenses related to Great American, and Support Center leasehold improvements.

Data processing expenses increased due to upgrades to the Company’s main operating system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems. Costs incurred to upgrade NorthStar technology to our platform were capitalized and are being amortized according to the Company’s depreciation policies. To-date, no significant costs have been incurred to upgrade Great American to our platform since the actual conversion to the Bank’s systems will not occur until sometime in 2008.

Increase in Other noninterest expense includes $239,000 of incremental Great American expenses (including $85,000 for amortization of intangibles.) Excluding these expenses, other noninterest expense in the Bank decreased $136,000 due to a decline in general operating expenses.

Noninterest expenses in our Banking business were $26.0 million in the nine months ended September 30, 2007, an increase of $5.7 million, or 28%, over the same period of 2006. Approximately $2.0 million of the increase was related to Great American.

WEALTH MANAGEMENT
This section contains a discussion of our Wealth Management business, which is comprised of Millennium and Enterprise Trust. Wealth Management is considered a core strategic line of business consistent with our Company mission of “guiding our clients to a lifetime of financial success.” It is a major driver of fee income and is intended to help us diversify our dependency on bank spread incomes.

Wealth Management revenue of $3.5 million was unchanged from third quarter 2006 to the third quarter of 2007. Enterprise Trust revenues grew 6%, or $100,000 while Millennium’s revenues declined 4%, or $72,000. For the nine months ended September 30, 2007, Wealth Management revenue decreased $102,000, or 1%, from $10.0 million to $9.9 million. Enterprise Trust revenues grew 7%, or $347,000, while Millennium’s revenues declined by 9%, or $449,000.

Millennium Brokerage Group
After amortization of intangibles, the cost of related debt, and minority interest, Millennium posted pre-tax earnings of $619,000 in the third quarter of 2007 compared to $474,000 in the same quarter of 2006. For the nine months ended September 30, 2007, Millennium’s pre-tax earnings were $791,000 compared to $1.4 million in the same period of 2006. As further described below in Minority Interest, through September 30, 2007, the Company has accrued 100% of Millennium’s earnings. Although paid premiums are up 23% over 2006 year-to-date levels, Millennium’s revenue and margin have been lower in 2007. The two items that have had the most significant impact on Millennium’s revenue and margin compression are:

  Shift in carrier mix – Throughout 2007, more business has been placed with certain carriers whose contractual payouts to Millennium are lower than other carriers, thus impacting Millennium’s revenue on this business. The decision on where to place business is based on several factors, including overall consumer value, product features, and carrier service levels.

  Producer mix – During 2007, more production has come from producers who earn higher payouts from Millennium, thus lowering Millennium’s net revenue.

Millennium’s noninterest expenses were $1.0 million in the third quarter of 2007 compared to $806,000 for the same period of 2006, an increase of $216,000, or 27%. The increase is due to increases in salaries and related benefits of new associates in Finance, Sales and Underwriting as the unit continues to build out its national platform. The remaining increase is due to increases in insurance expense, meals and entertainment and various taxes. Noninterest expenses for the first nine months of 2007 were $3.5 million compared to $2.5 million for the same period of 2007.

Minority Interest in Net Income of Consolidated Subsidiary
In 2005, the Company acquired a 60% controlling interest in Millennium. The Company records the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income. Contractually, the Company is entitled to a priority return of 23.1% pre-tax on its current $15 million investment in Millennium before the minority interest holders are entitled to any distributions. The Company adjusted minority interest by $503,000, during the quarter compared to $86,000 for the same quarter of 2006 in order to recognize its priority return in line with its contractual rights. Year to date, the Company has adjusted minority interest by $975,000.

Enterprise Trust
Enterprise Trust pre-tax earnings were $318,000 in the third quarter of 2007 compared to $277,000 for the same quarter of 2006, an increase of 15%. For the nine months ended September 30, 2007, pre-tax earnings for Enterprise Trust were $822,000 compared to $750,000 for the same period of 2006, an increase of 10%.

Assets under administration in Enterprise Trust have increased 11%, or $166 million in the twelve months since September 30, 2006. Since December 31, 2006, assets under administration in Enterprise Trust have increased $100 million from $1.635 billion to $1.735 billion at September 30, 2007.

As previously discussed, Enterprise Trust is expected to begin operating under a new national trust charter sometime in early 2008. In conjunction with the new charter, the unit is rolling out new pricing strategies and service lines intended to better serve the majority of our clients and prospects. Management believes these new initiatives will provide increased leverage and additional fee income for our Trust business.

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

The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $15 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures. As of September 30, 2007, the Company had $55 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. Three of these debentures were related to the Clayco acquisition; two were acquired in the acquisition and one was issued to partially fund the acquisition. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Investment securities are an important tool to the Company’s liquidity objective. As of September 30, 2007, the entire investment portfolio was available for sale. Of the $122 million investment portfolio available for sale, $43 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities could be pledged or sold to enhance liquidity if necessary.

The Bank and Great American have a variety of funding sources available to increase financial flexibility. At September 30, 2007, under blanket loan pledges, absent being in default of their respective credit agreements, the Bank had $93 million available from the FHLB of Des Moines and Great American had $20 million available from the FHLB of Topeka. In addition, the Bank also had $186 million available from the Federal Reserve Bank under pledged loan agreements. The Bank also has access to over $70 million in overnight federal funds lines from various banking institutions, while Great American had $21 million available in the form of overnight federal funds lines from various banking institutions. Finally, because both the Bank and Great American plan to remain “well-capitalized”, they have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $512 million in unused loan commitments as of September 30, 2007. While this commitment level would be very difficult to fund on a short term basis given the Company’s current liquidity resources, our experience is that the nature of these commitments are such that the likelihood of such a funding demand is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliates to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2007 and December 31, 2006, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

As of September 30, 2007 and December 31, 2006, both banking affiliates were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated.

	At September 30,	At December 31,
(in thousands)	2007	2006
Tier I capital to risk weighted assets	9.85%	9.60%
Total capital to risk weighted assets	11.05%	10.83%
Leverage ratio (Tier I capital to average assets)	9.32%	8.87%
Tangible capital to tangible assets	6.07%	6.48%
Tier I capital	$162,347	$131,869
Total risk-based capital	$182,100	$148,856

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2007.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Investments in debt and equity securities	$7,607	$47,432	$41,313	$5,242	$6,482	$14,128	$122,204
Interest-bearing deposits	1,100	-	-	-	-	-	1,100
Federal funds sold	2,585	-	-	-	-	-	2,585
Loans (1)	1,079,102	154,606	167,277	61,769	53,814	42,317	1,558,885
Loans held for sale	1,117	-	-	-	-	-	1,117
Total interest-earning assets	$1,091,511	$202,038	$208,590	$67,011	$60,296	$56,445	$1,685,891

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$716,295	$-	$-	$-	$-	$-	$716,295
Certificates of deposit	382,637	61,769	46,296	20,928	5,193	414	517,237
Subordinated debentures	32,064	-	-	10,310	14,433	-	56,807
Other borrowings	95,614	16,550	12,000	300	7,000	10,895	142,359
Total interest-bearing liabilities	$1,226,610	$78,319	$58,296	$31,538	$26,626	$11,309	$1,432,698

Interest-sensitivity GAP
GAP by period	$(135,099)	$123,719	$150,294	$35,473	$33,670	$45,136	$253,193
Cumulative GAP	$(135,099)	$(11,380)	$138,914	$174,387	$208,057	$253,193	$253,193
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.89	2.58	3.58	2.12	2.26	4.99	1.18
Cumulative GAP	0.89	0.99	1.10	1.13	1.15	1.18	1.18

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 2: UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities (1):

	(a)	(b)	(c)	(d)
			Total number of	Maximum number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of publicly	purchased under
Period	purchased	per share	announced program	program
September 1, 2007 through September 30, 2007	28,000	$22.86	28,000	597,000

(1) On August 27, 2007, the Company’s Board of Directors authorized a stock repurchase program of up to 625,000 shares, or approximately 5.00%, of the Company’s outstanding common stock in the open market or in privately negotiated transactions. The new authorization replaces the previous repurchase program approved in 2004. The new program expires in August 2008. All repurchased shares are being held as Treasury stock.

ITEM 6: EXHIBITS

Exhibit
Number	Description
3(ii)	Form of Bylaws as amended (incorporated herein by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K, filed on September 26, 2007).

4.1	Registrant herby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 8, 2007.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Kevin C. Eichner
Kevin C. Eichner
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer