Form 10-K
period 2007-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2008-03-14
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2007

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
Yes [   ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: [   ]                                       Accelerated filer: [X]                                       Non-accelerated filer: [   ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [   ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $234,965,031, based on the closing price of the common stock of $21.26 on February 27, 2008, as reported by the NASDAQ National Market.

As of February 27, 2008, the Registrant had outstanding 12,511,395 of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the
2008 Annual Meeting of Shareholders.

ENTERPRISE FINANCIAL SERVICES CORP
2007 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”: and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel and technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors”, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Other factors that could cause results to differ from expected results include the acquisition of Millennium, NorthStar and Clayco, all of which could result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

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

PART I

ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or “the Company” or “EFSC”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri. The Company provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiaries: Enterprise Bank & Trust (“Enterprise”) and Great American Bank (“Great American”.) The Company will be celebrating 20 years in business in 2008.

In addition, the Company owns Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states.

In 2007, the Company announced its intent to seek a new charter for an Arizona state bank to be established in Phoenix.

Our stated mission is “to guide our clients to a lifetime of financial success.” We have established an accompanying corporate vision “to build an exceptional company that clients value, shareholders prize and where our associates flourish.” These tenets are fundamental to our business strategies and operations.

We are highly focused on serving the needs of private businesses, their owner families and other professionals. This is achieved through full product offerings in two primary segments: commercial banking and wealth management.

Through Enterprise and Great American, our commercial banking line of business offers a broad range of business and personal banking services. Lending services include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management services complement our lending capabilities.

The wealth management line of business includes the Company’s trust operations and Millennium. Enterprise Trust, a division of Enterprise (“Enterprise Trust”) provides financial planning, advisory, investment management and trust services to our target markets. Corporate financial services are focused in the areas of retirement plans, management compensation and management succession planning. Personal advisory services include estate planning, financial planning, business succession planning and retirement planning services. Investment management and fiduciary services are provided to individuals, businesses, institutions and nonprofit organizations. Additional information on our operating segments can be found on Pages 15 and 71.

Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105 and our telephone number is (314) 725-5500.

Available Information
The Company’s Internet website is www.enterprisebank.com. Various reports provided to the Securities and Exchange Commission (“SEC”), including our annual reports, quarterly reports, current reports and proxy statements are available free of charge on our website. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

2007 Acquisitions
On February 28, 2007, the Company acquired Kansas City-based Clayco Banc Corporation (“Clayco”) for $37.0 million in EFSC stock and cash. Clayco was the parent company of Great American with branches in DeSoto, Kansas and Claycomo, Missouri. Great American’s Claycomo branch will be integrated into Enterprise in 2008. As part of the Company’s plan to streamline its branch network in Kansas City, Enterprise’s Liberty Missouri branch was sold on February 28, 2008. The DeSoto branch and the Great American bank charter are expected to be sold in 2008.

With the acquisition of Clayco in February 2007 and NorthStar Bank N.A. (“NorthStar”) in July 2006, assets in the Kansas City market totaled approximately $700.0 million at December 31, 2007 – roughly a threefold increase since December 31, 2005.

Effective December 31, 2007, the Company acquired the remaining 40% interests of Millennium for $1.5 million in cash. Millennium is now a wholly-owned subsidiary.

See Item 15, Note 2 – Acquisitions and Item 15, Note 4 - Subsequent Events for more information.

Business Strategy
Our general business strategy is to generate superior shareholder returns by providing comprehensive financial services through banking and wealth management lines of business primarily to private businesses, their owner families and other success-minded individuals.

Key success factors in pursuing this strategy include a focused and relationship-oriented distribution and sales approach, emphasis on growing wealth management revenues, aggressive credit and interest rate risk management, advanced technology and tightly managed expense growth.

Building long-term client relationships – Our historical growth strategy has been client relationship driven. We continuously seek to add clients who fit our target market of business owners and associated families. Those relationships are maintained, cultivated and expanded over time. This strategy enables us to attract clients with significant and growing borrowing needs, and maintain those relationships as they grow in tandem with our increasing capacity to fund client loan needs. Our banking officers are typically highly experienced and trained to establish and develop long-term relationships. As a result of our long-term relationship orientation, we are able to fund loan growth primarily with core deposits from our business and professional clients. This is supplemented by borrowing from the Federal Home Loan Bank (the “FHLB”), and by issuing brokered certificates of deposits, priced at or below alternative cost of funds.

Growing Wealth management business – Enterprise Trust has grown to $1.7 billion in assets under administration in nine years, offering both fiduciary and financial advisory services. We employ a full complement of attorneys, certified financial planners, estate planning professionals, as well as other investment professionals who offer a broad range of services for business owners and high net worth individuals. Employing an intensive, personalized methodology, Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them. Consistent with the Company’s long-term relationship strategy, Trust representatives maintain close contact with clients ensuring follow up, discipline, and appropriate adjustments as circumstances change. The results have been excellent, as measured by client satisfaction, rapid growth, and contributions to Company earnings.

The Company has applied to the Office of Thrift Supervision (“OTS”) for a federal savings bank charter with trust-only authority. This charter, if approved, will allow us to offer trust advisory and fiduciary services, through both direct and wholesale distribution, on a nationwide basis.

Millennium provides additional financial advisory capabilities, insurance product access and market reach that have significantly enhanced our wealth management business line and opened new marketing opportunities for the Company. This subsidiary has also significantly expanded our fee income sources.

Capitalizing on technology – We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, check and document imaging, as well as a 24-hour voice response system. Other services currently offered by Enterprise include controlled disbursements, repurchase agreements and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, often creating a competitive advantage over larger, nationwide banks. Technology is also utilized extensively in internal systems, operational support functions to improve customer service, and management reporting and analysis.

Maintaining asset quality – Senior Management and the head of Credit administration monitor our asset quality through regular reviews of loans. In addition, the loan portfolios for each bank are subject to ongoing monitoring by a loan review function that reports directly to the audit committee of our board of directors.

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

The Company has four Enterprise banking facilities in the St. Louis metropolitan area. The St. Louis region enjoys a stable, diverse economic base and is ranked the 18th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and over 61,000 households with investible assets of $1.0 million or more. As noted previously, we are the largest publicly-held, locally headquartered bank in this market.

Acquisitions in 2006 and 2007 increased the Company’s assets in the Kansas City market to roughly $700.0 million, making us one of the fastest growing banks in the Kansas City market. At December 31, 2007, the Company had seven Enterprise and two Great American banking facilities in the Kansas City Market. Kansas City is also a rich private company market with over 50,000 privately held businesses and over 42,000 households with investible assets of $1.0 million or more. To more efficiently deploy our resources, during 2007, the Company established a plan to streamline our Kansas City branch network. On February 28, 2008, the Company sold the Enterprise branch in Liberty, Missouri. The Company has executed agreements to sell the Great American bank charter along with the DeSoto, Kansas branch in 2008.

In 2007, the Company announced its intent to expand to Arizona. Enterprise established a loan production office in Phoenix in November 2007. The Company is preparing an application for the Arizona Department of Financial Institutions for a new state bank charter to open in 2008. Phoenix is one of the fastest growing and most dynamic markets in the country, with more than 86,000 privately held businesses and 81,000 households with investible assets over $1.0 million.

Through Millennium, subject to applicable regulatory restrictions, the Company provides services beyond St. Louis and Kansas City in markets across the United States. If approved by the OTS, our national trust charter will allow us to provide wealth management business nationwide.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by a number of large multi-bank holding companies with substantial capital resources and lending capacity. Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, the St. Louis, Kansas City and Phoenix markets are experiencing an increase in de novo banks, which have either opened or are in the application stage. In addition to other financial holding companies and commercial banks, we compete with credit unions, investment managers, brokerage firms, and other providers of financial services and products.

Supervision and Regulation

General
We are subject to state and federal banking laws and regulations which govern virtually all aspects of operations. These laws and regulations are intended to protect depositors, and to a lesser extent, shareholders. The numerous regulations and policies promulgated by the regulatory authorities create a difficult and ever-changing atmosphere in which to operate. The Company commits substantial resources in order to comply with these statutes, regulations and policies.

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy and “Bank Subsidiaries – Community Reinvestment Act” below for more information on Community Reinvestment.

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

Bank Subsidiaries
At December 31, 2007, we had two bank subsidiaries:

  Enterprise is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”.) Enterprise is a member of the FHLB of Des Moines.

  Great American is a Kansas state-chartered bank and is subject to supervision and examination by the Kansas Office of the State Bank Commissioner. As a member of the Federal Reserve, it is subject to supervision and regulation by the Federal Reserve. Great American is a member of the FHLB of Topeka.

These banks are subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. Each bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Transactions with Affiliates and Insiders: Each bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Deposit Insurance: Deposits are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. An insurance fund is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions which requires premiums from a depository institution based upon its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.

Millennium
Millennium and the investment management industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations such as the National Association of Securities Dealers, Inc. ("NASD"). The SEC is the federal agency that is primarily responsible for the regulation of investment advisers. Millennium is licensed to sell insurance, including variable insurance policies, in various states and is subject to regulation by the NASD. This regulation includes supervisory and organizational procedures intended to assure compliance with securities laws, including qualification and licensing of supervisory and sales personnel and rules designed to promote high standards of commercial integrity and fair and equitable principles of trade.

Employees
At December 31, 2007 we had approximately 364 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM 1A: RISK FACTORS

An investment in our common shares is subject to risks inherent to our business. Described below are certain risks and uncertainties that management has identified as material. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common shares could decline, perhaps significantly, and you could lose all or part of your investment.

Risks Related To Our Business

We Are Subject To Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. Management uses simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, pricing and anticipated hedging activities. Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends. Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.

Although management believes it has implemented effective asset and liability management strategies, including simulation analysis, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

We Are Subject To Credit and Collateral Risk
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. A real estate downturn in our geographic markets could hurt our business because a majority of our loans are secured by real estate. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished and we would likely suffer losses on defaulted loans. Substantially all of our real property collateral is located in Missouri and Kansas.

Various Factors May Cause Our Allowance For Loan Losses To Increase
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

Our Profitability Depends Significantly On Economic Conditions In The Geographic Regions In Which We Operate
Our success depends primarily on economic conditions in the markets in which we operate. The regional economic conditions in areas in which we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations.

We Operate In A Highly Competitive Industry And Market Areas
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the markets in which we operate. However, we also face competition from many other types of financial institutions, including, without limitation, credit unions, mortgage banking companies, mutual funds, insurance companies, investment management firms, and other local, regional and national financial services firms. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.

Our ability to compete successfully depends on a number of factors, including, among other things:

  our ability to develop and execute strategic plans and initiatives;

  our ability to develop, maintain and build upon long-term client relationships based on quality service, high ethical standards and safe, sound assets;

  our ability to expand our market position;

  the scope, relevance and pricing of products and services offered to meet client needs and demands;

  the rate at which we introduce new products and services relative to our competitors; and

  industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Subject To Extensive Government Regulation And Supervision
We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies; and/or continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to appropriately comply with laws, regulations or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Our Controls And Procedures May Fail Or Be Circumvented
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Recent and Possible Acquisitions May Disrupt Our Business And Dilute Shareholder Value
Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:

  potential exposure to unknown or contingent liabilities of the target company;

  exposure to potential asset quality issues of the target company;

  difficulty and expense of integrating the operations and personnel of the target company;

  potential disruption to our business;

  potential diversion of our management’s time and attention;

  the possible loss of key employees and customers of the target company;

  difficulty in estimating the value (including goodwill) of the target company; and

  potential changes in banking or tax laws or regulations that may affect the target company.

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We May Not Be Able To Attract And Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee’s skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our Information Systems May Experience An Interruption Or Breach In Security
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Disruptions in Financial Markets May Affect Us
Since July 2007, certain credit markets have experienced difficult conditions, extraordinary volatility and rapidly widening credit spreads and, therefore, have provided significantly reduced availability of liquidity for many borrowers. Uncertainties in these markets present significant challenges, particularly for the financial services industry. For example, in the third and fourth quarters of 2007, disruptions in the financial markets caused widening credit spreads resulting in markdowns and/or losses by financial institutions from trading, hedging and other market activities. Fortunately, we obtain most of our funding from core deposit relationships with our clients and invest those funds in loans to our clients or government-backed agency securities. Our activities in the national credit markets are limited to funding vehicles such as brokered certificates of deposit and subordinated debentures. We have seen the cost of brokered deposits decline slower than other money market rates due to demand by financial institutions, and the cost and availability of subordinated debentures has been impacted negatively by this adverse environment. It is difficult to predict how long these economic conditions will exist, and which of our markets, products or other businesses will ultimately be affected. However, the impacts are not expected to be significant given our funding and investing strategies.

Risks Associated With Our Common Shares

Our Share Price Can Be Volatile
Share price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

  Actual or anticipated variations in quarterly results of operations.

  Recommendations by securities analysts.

  Operating and stock price performance of other companies that investors deem comparable to our business.

  News reports relating to trends, concerns and other issues in the financial services industry.

  Perceptions of us and/or our competitors in the marketplace.

  Significant acquisitions or business combinations or capital commitments entered into by us or our competitors.

  Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

General market fluctuations, market disruption, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to decrease regardless of operating results.

An Investment In Our Common Shares Is Not An Insured Deposit
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common shares, you may lose some or all of your investment.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2007, we had four banking locations in the St. Louis metropolitan area and nine banking locations in the Kansas City metropolitan area. We own four of the banking facilities and lease the remainder. In March 2006, the Company purchased its operations center located in St. Louis County, Missouri. In February 2008, we purchased approximately 11,000 square feet of commercial condominium space in Clayton Missouri located approximately two blocks from our executive offices. We plan to relocate the Trust operations to this location in the fourth quarter of 2008. Most of the leases expire between 2009 and 2017 and include one or more renewal options of 5 years. One lease expires in 2026. All the leases are classified as operating leases. We believe all our properties are in good condition.

Wealth management facilities
Enterprise Trust has offices in St. Louis and Kansas City. Expenses related to the space used by Enterprise Trust are allocated to the Wealth Management segment.

As of December 31, 2007, Millennium had 14 locations in 10 states throughout the United States. The executive offices are located in Nashville, Tennessee. None of the locations are owned by Millennium. The leases are classified as operating leases and expire in various years through 2011.

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

No matters were submitted to a vote of security holders in the quarter ended December 31, 2007.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASE OF EQUITY SECURITIES

Effective February 8, 2005, the Company’s common stock began trading on the NASDAQ National Market under the symbol “EFSC”. Prior to that date, the common stock was not traded on an exchange but was traded on the Over-The-Counter Bulletin Board. Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock. There may have been other transactions at prices not known to the Company. As of February 27, 2008, the Company had 805 common stock shareholders of record and a market price of $21.26 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2007				2006
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$23.81	$24.34	$24.86	$28.00	$32.58	$30.86	$25.45	$27.39
High	25.70	26.81	28.15	31.36	33.87	31.29	28.49	27.40
Low	19.97	20.02	24.25	27.73	29.54	25.46	24.88	22.73
Dividends declared	0.0525	0.0525	0.0525	0.0525	0.045	0.045	0.045	0.045

Dividends
The holders of shares of common stock of the Company are entitled to receive dividends when declared by the Company’s Board of Directors out of funds legally available for the purpose of paying dividends. The amount of dividends, if any, that may be declared by the Company will be dependent on many factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to the Company’s common stock. In addition, the Company currently plans to retain most of its earnings for growth.

Common Stock
On August 27, 2007, the Company’s Board of Directors authorized a stock repurchase program of up to 625,000 shares, or approximately 5.00%, of the Company’s outstanding common stock in the open market or in privately negotiated transactions. The new authorization replaces the previous repurchase program approved in 2004. The new program expires in August 2008. All repurchased shares are being held as Treasury stock. The following table provides information about purchases by the Company during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. See Item 15, Note 1 – Significant Accounting Policies for more information.

			Total number of	Maximum number of
	Total number	Average	shares purchased as	shares that may yet be
	of shares	price paid	part of publicly	purchased under
Period	purchased	per share	announced program	program
October 1, 2007 through October 31, 2007	10,200	$ 23.29	10,200	586,800
December 1, 2007 through December 31, 2007	37,800	22.78	37,800	549,000
Total	48,000	$ 22.89	48,000	549,000

See Item 15, Note 17 – Compensation Plans for information about securities authorized for issuance under equity compensation plans.

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

The following graph compares the cumulative total shareholder return on the Company’s common stock from December 31, 2002 through December 31, 2007. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on December 31, 2002 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

STOCK PERFORMANCE GRAPH

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Enterprise Financial Services	100.00	112.67	149.87	184.96	267.41	197.11
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2007. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
EARNINGS SUMMARY:
Interest income	$122,517	$94,418	$68,108	$48,893	$43,245
Interest expense	61,465	43,141	23,541	12,169	10,544
Net interest income	61,052	51,277	44,567	36,724	32,701
Provision for loan losses	4,615	2,127	1,490	2,212	3,627
Noninterest income	19,673	16,916	8,967	7,122	10,091
Noninterest expense	49,516	41,394	34,324	29,331	28,215
Minority interest in net income of
consolidated subsidiary	-	(875)	(113)	-	-
Income before income taxes	26,594	23,797	17,607	12,303	10,950
Income taxes	9,016	8,325	6,312	4,088	4,025
NET INCOME	$17,578	$15,472	$11,295	$8,215	$6,925

PER SHARE DATA:
Net income per share-basic	$1.44	$1.41	$1.12	$0.85	$0.72
Net income per share-diluted	1.40	1.36	1.05	0.82	0.70
Cash dividends per share	0.21	0.18	0.14	0.10	0.08
Book value per share	13.96	11.52	8.85	7.44	6.80
Tangible book value per share	8.86	8.43	7.27	7.23	6.56

BALANCE SHEET DATA:
Year end balances:
Loans	$1,641,432	$1,311,723	$1,002,379	$898,505	$783,878
Allowance for loan losses	21,593	16,988	12,990	11,665	10,590
Goodwill	57,177	29,983	12,042	1,938	1,938
Intangibles, net	6,053	5,789	4,548	135	315
Assets	1,999,118	1,535,587	1,286,968	1,059,950	907,726
Deposits	1,585,012	1,315,508	1,116,244	939,628	796,400
Subordinated debentures	56,807	35,054	30,930	20,620	15,464
Borrowings	169,581	40,752	36,931	20,164	24,147
Shareholders' equity	173,149	132,994	92,605	72,726	65,388
Average balances:
Loans	1,495,807	1,159,110	964,259	847,270	738,572
Earning assets	1,619,425	1,300,378	1,100,559	967,854	825,973
Assets	1,753,254	1,385,726	1,148,691	1,008,022	868,303
Interest-bearing liabilities	1,365,471	1,055,520	859,912	748,434	647,087
Shareholders' equity	161,359	113,000	81,511	68,854	63,175

SELECTED RATIOS:
Return on average equity	10.89%	13.69%	13.86%	11.93%	10.96%
Return on average assets	1.00	1.12	0.98	0.81	0.80
Efficiency ratio	61.34	60.70	64.12	66.90	65.94
Average equity to average assets	9.20	8.15	7.10	6.83	7.28
Yield on average interest-earning assets	7.63	7.33	6.25	5.10	5.29
Cost of interest-bearing liabilities	4.50	4.09	2.74	1.63	1.63
Net interest rate spread	3.13	3.24	3.51	3.47	3.66
Net interest rate margin	3.83	4.01	4.11	3.84	4.01
Nonperforming loans to total loans	0.77	0.49	0.14	0.20	0.20
Nonperforming assets to total assets	0.78	0.52	0.11	0.18	0.17
Net chargeoffs to average loans	0.14	0.10	0.02	0.13	0.22
Allowance for loan losses to total loans	1.32	1.30	1.30	1.30	1.35
Dividend payout ratio - basic	15.01	12.78	12.58	11.76	11.11

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION
The objective of this section is to provide an overview of the financial condition and results of operations of the Company for the three years ended December 31, 2007. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1.

CRITICAL ACCOUNTING POLICIES
The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Item 15, Note 1 – Significant Accounting Policies.

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

Derivative Financial Instruments
The Company uses derivative financial instruments to assist in managing interest rate sensitivity. The derivative financial instruments used are interest rate swaps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative depends on whether the derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standards (“FASB”) No. 133 (“FAS No. 133”) Accounting for Derivative Instruments and Hedging Activities, the Corporation assigns derivatives to one of these categories at the purchase date:

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

  Fair Value Hedges – For derivatives designated as fair value hedges, the fair value of the derivative instrument and related hedged item are recognized through the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income. All changes in fair value are measured on a quarterly basis. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

  Non-Designated Hedges – Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives were entered into to provide interest rate protection on net interest income but do not qualify for hedge accounting treatment. Changes in the fair value of these instruments are recorded in interest income at the end of each reporting period.

The judgments and assumptions most critical to the application of this accounting policy are those affecting the estimation of fair value and hedge effectiveness. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and discontinuation of hedge accounting can result in increased volatility in reported earnings. For cash flow hedges, this would result in more or all of the change in the fair value of the effected derivative being reported in income. For fair value hedges, this would result in less or none of the change in the fair value of the derivative being offset by changes in the fair value of the underlying hedged asset or liability.

Deferred Tax Assets and Liabilities
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

Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets according to FASB No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”.) The Company tests goodwill and intangible assets for impairment on an annual basis. Such tests involve the use of estimates and assumptions. Management believes that the assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect our assumptions. Intangible assets other than goodwill, such as core deposit intangibles, that are determined to have finite lives are amortized over their estimated remaining useful lives.

Historically, our goodwill impairment tests have been completed as of December 31 each year. Following the annual impairment test for 2006, the Company changed the goodwill impairment test date for the Wealth Management segment to September 30 of each fiscal year. This change in the testing date was designed to provide sufficient time for independent experts to complete the Wealth management segment testing prior to yearend reporting. The goodwill impairment test date for the Banking segment did not change.

The 2007 impairment evaluation of the goodwill and intangible balances did not identify any potential impairment; therefore, no goodwill or intangible impairment was recorded in 2007, 2006 or 2005. See Item 15, Note 9 – Goodwill and Intangible Assets for more information.

EXECUTIVE SUMMARY
This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

Net income increased 14% to $17.6 million, or $1.40 per fully diluted share, compared to $15.5 million or $1.36 per fully diluted share in 2006. Our five-year annual compound growth rate in earnings per share exceeded 21%. However, the increase in net income during 2007 was not sufficient to improve the return on average equity, which declined from 13.69% in 2006 to 10.89% in 2007.

In addition to the incremental earnings from the acquisition of Great American, the growth in net income was the result of organic loan and deposit growth, increases in noninterest income and controlled growth in noninterest expenses.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 15, Note 19 – Segment Reporting.

Banking
Banking, our largest line of business, includes Enterprise and Great American. Below is a summary of 2007 banking highlights:

  Acquisitions and Expansion – On February 28, 2007 the Company completed its acquisition of Kansas City-based Clayco Banc Corporation and its wholly owned subsidiary, Great American. Results for Great American are included in the consolidated financial results of the Company since that date.

  As part of our expansion effort, we plan to continue our strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service. As a result, the Company has executed agreements to sell the Enterprise branch in Liberty, Missouri and the Great American bank charter along with the DeSoto, Kansas branch. Pending regulatory approvals, these transactions should be completed in 2008.

  During 2007, the Company announced its intent to enter the Phoenix, Arizona market, initially with a loan production office and subsequently through an application to establish a new Arizona state bank charter. The Company’s Arizona CEO, Jack Barry, is actively recruiting additional team members and local investors/directors to serve the planned de novo bank. The loan production office located in Central Phoenix opened in the fourth quarter and is starting to generate some new commercial and industrial credits. The Arizona charter application is expected to be filed in the first quarter of 2008 with an initial location in the growing West Valley area of Phoenix.

  Please refer to Item 15, Note 2 – Acquisitions and Item 15, Note 4 – Subsequent Events for more information.

  Loan growth – Organic loan growth (excluding Great American) in 2007 was $172.0 million, an increase of 13% over 2006. During the first six months of 2007, we generated a record $297.0 million in gross loan fundings – the highest level in the Company’s history. However, payoffs and line paydowns offset all but $21.0 million of the gross amount. The majority of the loan payoffs were the result of borrowers refinancing term real estate loans to the permanent market due to the inverted yield curve where long term fixed rates were more attractive than short term rates. Beginning in mid-2007, the volume of payoffs slowed substantially, and as a result, our relationship officers grew portfolio loans by $151.0 million in the second half of 2007. Including Great American, portfolio loans grew by $330.0 million, or 25%, and ended the year at $1.6 billion.

  Deposit growth – Total deposits grew $270.0 million, or 21%, with $125.0 million attributable to the acquisition of Great American. Excluding the impact of Great American and brokered deposits, core deposits grew $155.0 million, or 13%. We were able to preserve our attractive deposit mix, with 18% of total deposits at year end held in interest free demand deposits and only 7% in brokered deposits.

  Asset quality – Non-performing loans were $12.7 million, or 0.77%, of portfolio loans. The allowance for loan losses was $21.6 million, or 1.32%, of portfolio loans vs. $17.0 million, or 1.30%, at the end of 2006. In 2007, we incurred $2.0 million of net charge-offs, or 0.14% of average loans.

  Net Interest Rate Margin – The fully tax-equivalent net interest rate margin was 3.83% for 2007 versus 4.01% for 2006. Approximately 0.05% of the decline was attributable to higher average levels of nonperforming loans in 2007 versus 2006. The remaining decline from 2006 was primarily due to competition and the reduced benefit of free funds resulting from falling interest rates.

  Noninterest income diversification – In 2007, we realized approximately $792,000 of gains on the sale of certain state tax credits to our clients as part of a new fee initiative designed to augment our wealth management and banking lines of business.

Wealth Management
Wealth Management is comprised of Millennium and Enterprise Trust. Wealth Management is considered a core strategic line of business consistent with our Company mission of “guiding our clients to a lifetime of financial success.” It is a major driver of fee income and is intended to help us diversify our dependency on bank spread incomes.

Much of 2007 was devoted to restructuring Millennium and our Trust operations to better position these entities for an increasingly competitive environment. Wealth Management pre-tax net income was $3.4 million for 2007 compared to $3.8 million for 2006. The decline from 2006 was primarily due to lower margins on Millennium business.

Wealth Management revenue increased $171,000, or 1%, from 2006. Revenues from the Trust division increased $370,000, or 5%, while revenues from Millennium decreased by almost $200,000. Although Millennium’s paid premium sales were up 29% over 2006 levels, gross margin on those sales fell from 39% in 2006 to 29% in 2007. Trust assets under administration were $1.7 billion at December 31, 2007, a 4% increase over one year ago.

As part of the Millennium restructuring, the Company accelerated the purchase of Millennium. The original agreement provided for our purchase of the remaining 40% interest in Millennium in two tranches of 20% each in 2008 and 2010, respectively. However, on December 31, 2007, the Company accelerated the acquisition timetable by purchasing the remaining 40% interest. As a result, Millennium is now a wholly owned subsidiary of the Company. The acquisition was accelerated to accommodate a change in the Millennium partner compensation plan and equity incentives, and to recognize the effects of the decline in Millennium’s margins on valuing the remaining ownership interests pursuant to the original buyout terms.

We expect wealth management earnings to be flat to down slightly in 2008 due primarily to the effects of the Millennium compensation re-design.

RESULTS OF OPERATIONS ANALYSIS Net

Interest Income
Comparison of 2007 vs. 2006
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

The Company is slightly asset sensitive, which means our assets generally re-price faster than our liabilities. As a result, continued federal funds (“fed funds”) rate decreases by the Federal Open Market Committee will generally cause our asset yields to decline. By remaining disciplined with our loan pricing and aggressively reducing deposit costs, we were able to largely offset lower asset yields in 2007. In response to the January 2008 fed funds decreases which in turn lowers the prime rate earned on many of our loans, we aggressively reduced deposits rates. In order for us to maintain our net interest rate margin at adequate levels, we will continue to reduce the cost of our short term and maturing funding sources to respond to the impact of any additional interest rate decreases, while maintaining a competitive position within our market niche. Of course, the rapidity and severity of those rate cuts will have some impact on our ability to mitigate the effects of these cuts in the short-term.

Net interest income (on a tax-equivalent basis) increased $9.9 million, or 19%, from $52.2 million for 2006 to $62.1 million for 2007. Total interest income increased $28.2 million while total interest expense increased $18.3 million.

Average interest-earning assets were $1.619 billion in 2007, an increase of $319.0 million, or 25%, from 2006. Loans accounted for the majority of the growth, increasing by $337.0 million, or 29% to $1.496 billion. Average short-term investments declined by $17.0 million due to a decline in federal funds sold. Interest income on loans increased $26.5 million from growth and $2.1 million due to the impact of rates, for a net increase of $28.6 million versus 2006.

Average interest-bearing liabilities increased $310.0 million, or 29%, to $1.365 billion compared to $1.056 billion for 2006. The growth in interest-bearing liabilities resulted from a $223.0 million increase in interest-bearing core deposits, a $31.0 million increase in brokered certificates of deposit, a $21.0 million increase in subordinated debentures, and a $35.0 million increase in borrowed funds including FHLB advances. We continue to meet loan funding demands with FHLB advances and brokered certificates of deposit. For 2007, interest expense on interest-bearing liabilities increased $14.4 million due to growth while the impact of rising rates increased interest expense on interest-bearing liabilities by $3.9 million versus 2006.

For the year ended December 31, 2007, the tax-equivalent net interest rate margin was 3.83% compared to 4.01% for 2006. Approximately 0.05% of the decline is due to higher average levels of nonperforming loans in 2007 versus the prior year. Additionally, higher levels of subordinated debentures associated with the acquisition of Clayco negatively impacted the margin.

Comparison of 2006 vs. 2005
Net interest income (on a tax equivalent basis) was $52.2 million for 2006, compared to $45.2 million for 2005, an increase of $7.0 million, or 15%. Total interest income increased $26.6 million while total interest expense increased $19.6 million.

Average interest-earning assets were $1.3 billion, an increase of $200.0 million, or 18% over $1.1 billion, for the same period in 2005. Average loans increased 20%, or $195.0 million to $1.159 billion from $964.0 million. For 2006, interest income on loans increased $14.1 million from growth and $11.1 million due to the impact of the rate environment, for a net increase of $25.2 million versus 2005.

Average interest-bearing liabilities increased $196.0 million, or 23% to $1.056 billion compared to $860.0 million for 2005. The growth in interest-bearing liabilities resulted from a $171.6 million increase in interest-bearing deposits, a $9.8 million increase in subordinated debentures, and a $14.2 million increase in borrowed funds including FHLB advances. We intentionally did not pursue higher rate certificates of deposit in our markets given the existing interest rate environment, but continued to pursue lower cost transaction and relationship-based accounts primarily through our treasury management products and services. This resulted in lower deposit growth than in the prior year. The combined bank deposit mix remained favorable with demand deposit accounts, that are non interest-bearing, representing 18% of average total deposits in a competitive deposit rate environment. For 2006, interest expense on interest-bearing liabilities increased $6.9 million due to this growth while the impact of rising rates increased interest expense on interest-bearing liabilities by $12.7 million versus 2005.

Net interest rate margin (on a tax equivalent basis) for 2006 was 4.01%, compared to 4.11% in 2005. Competitor pricing and the interest rate environment drove up the cost of interest-bearing liabilities from 2.74% in 2005 to 4.09% in 2006. The pricing increases were primarily in money market and consumer certificates of deposit rates. A portion of the decline in the margin was due to the slightly dilutive impact of NorthStar’s net interest rate margin.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

The loans and deposits associated with Great American are included for ten months of 2007. For 2006, loans and deposits associated with NorthStar are included for six months.

	For the years ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,463,133	$115,039	7.86%	$1,130,482	$86,893	7.69%	$944,009	$62,318	6.60%
Tax-exempt loans(2)	32,674	2,824	8.64	28,628	2,412	8.43	20,250	1,766	8.72
Total loans	1,495,807	117,863	7.88	1,159,110	89,305	7.70	964,259	64,084	6.65
Taxable investments in debt and equity securities	111,332	5,093	4.57	111,811	4,530	4.05	99,284	3,340	3.36
Non-taxable investments in debt and equity
securities(2)	936	53	5.66	1,140	55	4.82	1,514	61	4.03
Short-term investments	11,350	543	4.78	28,317	1,416	5.00	35,502	1,280	3.61
Total securities and short-term investments	123,618	5,689	4.60	141,268	6,001	4.25	136,300	4,681	3.43
Interest Earning Assets	1,619,425	123,552	7.63	1,300,378	95,306	7.33	1,100,559	68,765	6.25
Non-interest earning assets:
Cash and due from banks	44,417			42,282			35,603
Other Assets	108,716			58,649			25,275
Allowance for loan losses	(19,304)			(15,583)			(12,746)
Total Assets	$1,753,254			$1,385,726			$1,148,691

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$120,418	$3,078	2.56%	$102,327	$2,332	2.28%	$87,560	$1,035	1.18%
Money market accounts	579,029	23,578	4.07	496,590	19,213	3.87	437,346	10,761	2.46
Savings	11,126	125	1.12	4,164	57	1.37	4,435	31	0.70
Certificates of deposit	503,926	26,083	5.18	357,706	16,230	4.54	259,852	8,647	3.33
Total interest-bearing deposits	1,214,499	52,864	4.35	960,787	37,832	3.94	789,193	20,474	2.59
Subordinate Debentures	53,500	3,859	7.21	32,704	2,343	7.16	22,936	1,348	5.88
Borrowed Funds	97,472	4,742	4.86	62,029	2,966	4.78	47,783	1,719	3.60
Total interest-bearing liabilities	1,365,471	61,465	4.50	1,055,520	43,141	4.09	859,912	23,541	2.74
Noninterest bearing liabilities:
Demand deposits	215,610			207,328			200,054
Other liabilities	10,814			9,878			7,214
Total liabilities	1,591,895			1,272,726			1,067,180
Shareholders' equity	161,359			113,000			81,511
Total liabilities & shareholders' equity	$1,753,254			$1,385,726			$1,148,691
Net interest income		$62,087			$52,165			$45,224
Net interest spread			3.13%			3.24%			3.51%
Net interest rate margin (3)			3.83			4.01			4.11

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $690,000, $217,000 and $2,024,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for the year.
The tax-equivalent adjustments reflected in the above table are approximately $1,035,000, $888,000 and $657,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

For 2006, loans and deposits associated with NorthStar are included for six months. The loans and deposits associated with Great American are included for ten months of 2007.

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$26,113	$2,033	$28,146	$13,414	$11,161	$24,575
Nontaxable loans (3)	349	63	412	708	(62)	646
Taxable investments in debt
and equity securities	(19)	582	563	454	736	1,190
Nontaxable investments in debt
and equity securities (3)	(11)	9	(2)	(17)	11	(6)
Short-term investments	(814)	(59)	(873)	(293)	429	136
Total interest-earning assets	$25,618	$2,628	$28,246	$14,266	$12,275	$26,541

Interest paid on:
Interest-bearing transaction accounts	$442	$304	$746	$200	$1,097	$1,297
Money market accounts	3,317	1,048	4,365	1,618	6,834	8,452
Savings	80	(12)	68	(2)	28	26
Certificates of deposit	7,329	2,524	9,853	3,858	3,725	7,583
Subordinated debentures	1,500	16	1,516	657	338	995
Borrowed funds	1,724	52	1,776	593	654	1,247
Total interest-bearing liabilities	14,392	3,932	18,324	6,924	12,676	19,600
Net interest income	$11,226	$(1,304)	$9,922	$7,342	$(401)	$6,941

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses. The provision for loan losses was $4.6 million for 2007 compared to $2.1 million for 2006. The increase was due to stronger loan growth, an increase in non-performing loans and adverse risk rating changes primarily in the residential builder portfolio as a result of the Company’s standard credit reviews.

The provision for loan losses was $2.1 million for 2006 compared to $1.5 million for 2005. The increase was due to stronger loan growth and higher non-performing loan levels.

See the sections below captioned “Loans” And “Allowance for Loan Losses” for more information on our loan portfolio and asset quality.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
				Change 2007	Change 2006
(in thousands)	2007	2006	2005	over 2006	over 2005
Wealth Management revenue	$13,980	$13,809	$6,525	$171	$7,284
Service charges on deposit accounts	3,228	2,228	2,065	1,000	163
Other service charges and fee income	1,043	617	464	426	153
(Loss) gain on sale of other real estate	(48)	2	91	(50)	(89)
Gain (loss) on sale of securities	233	-	(494)	233	494
Miscellaneous income	1,237	260	316	977	(56)
Total noninterest income	$19,673	$16,916	$8,967	$2,757	$7,949

Comparison 2007 vs. 2006
Noninterest income increased 16% during 2007. Our ratio of fee income to total revenue at December 31, 2007 was 24%, flat with 2006. Wealth Management revenue increased $171,000, or 1% from 2006. This relatively small increase compared to the 2006 increase is the result of lower revenue and margins from Millennium. Revenues from the Trust division increased $370,000, or 5%, while revenues from Millennium decreased by almost $200,000.

The decline in Millennium revenue is the result of less favorable carrier mix and higher payouts to direct producers.

  Shift in carrier mix – Throughout 2007, more business was placed with certain carriers whose contractual payouts to Millennium were lower than other carriers, thus impacting Millennium’s revenue on this business. The decision on where to place business was based on several factors, including underwriting, product features, and carrier service levels.

  Producer mix – During 2007, more production came from producers who earn higher payouts from Millennium, thus lowering Millennium’s net revenue.

Assets under administration were $1.7 billion at December 31, 2007, a 4% increase over one year ago.

Increases in Service charges on deposit accounts were primarily due to incremental activity of Great American along with increased account activity. Other service charges and fee income increases were the result of higher fee volumes on debit cards, merchant processing and health savings accounts along with Great American deposit fee income.

In December 2007, we elected to sell and reinvest a portion of our investment portfolio as part of a restructuring effort to lengthen the portfolio duration and improve our overall expected return. We sold approximately $39.0 million of agency investments realizing a gain of $233,000 on these sales. In December, we reinvested approximately $19.0 million of the proceeds in collateralized mortgage obligations and expect to reinvest the remaining $20.0 million in first quarter of 2008.

Miscellaneous income includes $268,000 from the sale of a holding company investment in an investment management firm and $792,000 from the sale of certain tax credits to our clients as part of a new fee initiative. In the fourth quarter, we signed an agreement whereby we will purchase the rights to receive ten-year streams of state tax credits at agreed upon discount rates and then re-sell them to our clients for a profit. At December 31, 2007, we had $23.0 million in Prepaid expenses and other assets representing the present value of these streams on qualifying projects. Carrying costs for these assets will reduce reported net interest rate margin by approximately ten to eleven basis points in 2008 based on anticipated volumes. Management believes the economic benefits to the Company of this new source of fee income will outweigh the effects of the decline in reported margin.

Comparison 2006 vs. 2005
Wealth Management revenue increased 112% during 2006. This includes an incremental increase of $6.2 million of commission income earned by Millennium. Excluding Millennium, Trust revenue increased $1.0 million, or 14% for the year. Our ratio of fee income to total revenue at December 31, 2006 was 25% compared to 17% in 2005. This increase is consistent with our strategy of steadily diversifying our revenue sources. Assets under administration increased to $1.635 billion in 2006, an 18% increase over 2005.

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

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expenses.

	Years ended December 31,
				Change 2007	Change 2006
(in thousands)	2007	2006	2005	over 2006	over 2005
Noninterest expense:
Employee compensation and benefits	$29,555	$25,247	$22,130	$4,308	$3,117
Occupancy	3,901	2,966	2,327	935	639
Furniture and equipment	1,439	1,028	821	411	207
Data processing	1,911	1,431	1,018	480	413
Communications	668	546	295	122	251
Director related expense	409	508	542	(99)	(34)
Meals and entertainment	1,878	1,744	1,181	134	563
Marketing and public relations	708	985	736	(277)	249
FDIC and other insurance	846	574	519	272	55
Amortization of intangibles	1,604	1,128	346	476	782
Postage, courier, armored car	953	845	719	108	126
Professional, legal, consulting	1,447	1,102	1,237	345	(135)
Other taxes	626	437	279	189	158
Other	3,571	2,853	2,174	718	679
Total noninterest expense	$49,516	$41,394	$34,324	$8,122	$7,070

Comparison of 2007 vs. 2006
The Company’s efficiency ratio remains at 61%, unchanged from 2006. Noninterest expenses increased 20%, or $8.1 million, in 2007. Approximately $2.8 million of this increase is related to the addition of Great American and $2.5 million was due to the full year impact of NorthStar. Excluding these amounts, noninterest expenses increased $2.8 million or 7%.

Employee compensation and benefits. Our compensation programs reflect our philosophy that carefully selected associates who are properly trained, directed and motivated will dramatically impact our performance and represent a sustaining competitive advantage. We compensate our associates in ways to attract and retain top performers, and to provide base salary, incentives and rewards that incent the behaviors consistent with a high-performing company. Over the last five years, we have implemented a disciplined process for managing the performance of our associates against defined business goals and results. The process includes frequent and candid performance feedback, measures individual contributions, differentiates individual performance and reinforces contribution with highly differentiated rewards. Two major components of our compensation program are the variable-pay incentive bonus pool and the Long-Term Incentive Plan (“LTIP”.)

Increases of $1.3 million were related to Great American. Excluding these expenses, employee compensation and benefits increased $3.0 million or 12%. The increase is due to salaries and related benefits of new associates in various areas of our organization including banking units and other support areas along with the full year impact of NorthStar. Approximately $710,000 of the increase is related to compensation expense for various stock programs associated with our LTIP.

All other expense categories. All other expense categories include $1.5 million for Great American in 2007. Excluding Great American, all other expense categories increased $2.3 million, or 15% over 2006. Occupancy expense increases were due to scheduled rent increases on various Company facilities along with related leasehold improvements completed at the Operations Center.

Furniture and equipment increases were due to expansion at the Operations Center and in the Kansas City region, including Great American.

Data processing expenses increased due to upgrades to the Company’s main operating system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems. Costs incurred to upgrade Northstar technology to our platform were capitalized and are being amortized according to the Company’s depreciation policies. To date, no significant costs have been incurred to upgrade Great American to our platform since the actual conversion to the Enterprise systems will not occur until 2008.

FDIC and other insurance increased $201,000 due to higher FDIC insurance premiums (due to a higher rate structure imposed by the FDIC on all insured financial institutions.)

Amortization of intangibles related to Northstar was $409,000 in 2007 compared to $215,000 in 2006. In 2007, the amortization on the Great American core deposit intangible was $283,000. See Item 15, Note 9 – Goodwill and Intangible Assets for more information.

Professional, legal and consulting increased due to new business initiatives and the addition of Great American.

Other noninterest expense includes $270,000 for Great American. On September 30, 2007, ESFC Capital Trust I redeemed all of its $4.0 million variable rate trust preferred securities and its variable rate common securities. At the time of the redemption, the Company recognized an $82,000 charge in noninterest expense for unamortized debt issuance costs related to this instrument. The remaining increase is related to amortization on our tax credit limited partnership, increases in bank charges including ATM charges and other outside services.

Comparison of 2006 vs. 2005
The Company’s efficiency ratio improved from 64% to 61% in 2006. Noninterest expenses increased 21% or $7.1 million in 2006. Approximately $3.0 million of this increase is related to the addition of Millennium, which was acquired in October 2005. Noninterest expense also includes $2.5 million of NorthStar expenses incurred since the July 2006 acquisition. Excluding these amounts, noninterest expenses increased only $1.6 million or 5%.

Employee compensation and benefits. Millennium employee compensation and benefits increased $1.3 million over 2005 amounts due to a full year of expenses versus only two months in 2005. Employee compensation and benefits includes $1.3 million for NorthStar in 2006. Excluding Millennium and NorthStar, employee compensation and benefits increased 3% or $543,000. The increase is due to increased salary and related benefits, including LTIP expenses, of existing associates along with expenses related to new senior level banking associates and new associates in various areas of our organization including marketing, wealth management and other support areas. These increases were offset by declines in wealth management commissions and the deferral of direct loan origination costs.

All other expense categories. All other expense categories include $1.2 million for NorthStar in 2006. All other expense categories include $1.7 million of incremental expenses related to Millennium. Excluding Millennium and NorthStar, all other noninterest expenses increased $1.1 million, or 9% over 2005.

The addition of Millennium and NorthStar contributed $169,000 and $236,000, respectively, to the increase in occupancy expense. Occupancy expense also includes scheduled rent increases on various Company facilities and related leasehold improvements completed at the Operations Center. In December 2006, the Kansas City Plaza location moved. This resulted in $200,000 of leasehold improvement write-offs, which were recorded in Occupancy expense.

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

Amortization of intangibles related to Millennium was $912,000 in 2006 compared to $152,000 in 2005. In 2006, NorthStar intangible amortization was $216,000. In 2005, the Company also recognized non-compete expenses related to the former CEO, who resigned in 2002. See Item 15, Note 9 – Goodwill and Intangible Assets for more information related to the intangible amortization.

Other noninterest expense includes increases in charitable contributions and loan-related expenses along with increases in general operating expenses such as supplies, publications, and employee education.

Minority Interest in Net Income of Consolidated Subsidiary
On October 21, 2005, the Company acquired a 60% controlling interest in Millennium. As a result, in 2005, 2006 and 2007, the Company recorded the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income. Contractually, the Company was entitled to a priority return of 23.1% pre-tax on its original $15.0 million investment in Millennium. The Company adjusted minority interest by $1.3 million and $861,000, in 2007 and 2006, respectively, to recognize its priority return in line with its contractual rights.

Effective December 31, 2007, the Company acquired the remaining 40% of Millennium for $1.5 million in cash. See Item 15, Note 2 – Acquisitions for more information.

Income Taxes
In 2007, the Company recorded income tax expense of $9.0 million on pre-tax income of $26.6 million, an effective tax rate of 33.9%. The following items were included in Income tax expense and impacted the 2007 effective tax rate:

  The expiration of the statute of limitations for the 2003 tax year warranted the release of $375,000 of certain state tax positions.

  Various tax benefits of $68,000 related to certain federal tax items were released.

  Federal tax benefits of $242,000 related to low income housing tax credits from a limited partnership the Company invested in reduced Income tax expense.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes (“FIN 48”.) As a result of the implementation, the Company recognized a $138,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $2.1 million of unrecognized tax benefits, $1.4 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. See Item 15, Note 15 – Income Taxes for more information.

The 2006 effective tax rate for the Company was 35.0% compared to 35.8% in 2005. During 2006, $230,000 of tax reserves were reversed through Income tax expenses related to certain state tax positions taken in 2002. The expiration of the statute of limitations for the 2002 tax year warranted this release.

FINANCIAL CONDITION
Comparison for the years ended December 31, 2007 and 2006
Total assets at December 31, 2007 were $1.999 billion. Assets increased $463.5 million, or 30%, over total assets of $1.5 billion at December 31, 2006. The increase in total assets was driven by a $329.7 million, or 25%, increase in loans with $158.0 million of the loan increase due to the Great American acquisition.

Investment securities were $83.3 million at December 31, 2007 compared to $111.2 million at December 31, 2006. In December 2007, a portion of the investment portfolio was restructured in an effort to lengthen the portfolio duration and improve our expected overall return.

Goodwill and intangible assets were $63.2 million at December 31, 2007, compared to $35.8 million at December 31, 2006, an increase of $27.4 million. The increase in goodwill and intangible assets was primarily related to the purchase of Great American. See Item 15, Note 9 – Goodwill and Intangible Assets for more information.

At December 31, 2007, prepaid expenses and other assets included $23.0 million representing the present value of held for sale state tax credits on qualifying projects.

At December 31, 2007, deposits were $1.6 billion, an increase of $270.0 million, or 21%, from $1.3 billion at December 31, 2006. Great American added $125.0 million, including $32.0 million of Brokered CDs.

We continued our strategy of obtaining lower cost transaction commercial and relationship-based accounts primarily through our treasury management sales efforts. In addition, we are closely monitoring our deposit rates compared to our competitors and are making adjustments as market conditions permit. Treasury management pipelines were strong and we experienced our typical fourth quarter seasonal increases in deposits.

We plan to continue utilizing FHLB advances along with brokered certificates of deposit to fund shortfalls due to loan demand. In 2007, we utilized approximately $94 million in net FHLB advances and $10 million net in short-term brokered certificates of deposit.

During 2007, we took advantage of lower rates on certain callable FHLB advances and entered into $45 million and $25 million of FHLB advances that are callable by the FHLB one and two years, respectively, after the date of the advance. At December 31, 2007, FHLB advances were $153 million compared to $27 million at December 31, 2006. Approximately $32 million of the increase in FHLB advances is attributable to Great American.

During the second half of 2007, we replaced several maturing short-term brokered certificates of deposits with $30 million of longer term, callable brokered certificates of deposit. The cost of the call feature was deemed appropriate to protect us from falling interest rates. We have the option of calling the brokered certificates of deposit after February 2008. If long-term rates increase in the future, there will be no need to call these certificates of deposit because our rate will be lower. If long-term rates fall over time, we can call the certificates of deposit and reissue them at a lower rate. Total Brokered CD’s at December 31, 2007 were $114.0 million compared to $104.0 million at December 31, 2006.

During 2007, junior subordinated debentures increased by $21.8 million due to the Clayco acquisition. Two debentures totaling $7.3 million were originally issued by Clayco and were transferred to the Company in the acquisition. An additional debenture totaling $14.4 million was issued by the Company to partially fund the acquisition. See Item 15, Note 11 – Subordinated Debentures for more information.

In 2007, the Company borrowed a net additional $2.0 million against its line of credit with U.S. Bank to help fund general corporate expenses. At December 31, 2007, the Company had $6.0 million outstanding on the line of credit.

Fed funds sold were $75.7 million at December 31, 2007 compared to $7.1 million at December 31, 2006. Strong deposit growth at year-end along with uninvested proceeds from the sale of our investment portfolio increased our overall liquidity levels at December 31, 2007.

Fourth Quarter 2007 Discussion
The Company earned $4.9 million in net income for the fourth quarter ended December 31, 2007, a $515,000 increase over net income of $4.4 million for the same period in 2006.

The tax-equivalent net interest rate margin was 3.80% for the fourth quarter of 2007 as compared to 3.98% for the same period in 2006. Net interest income in the fourth quarter of 2007 increased $2.2 million from the fourth quarter of 2006. This increase in net interest income was the result of a $5.0 million increase in interest income offset by a $2.8 million increase in interest expense. The yield on average interest-earning assets decreased from 7.57% during the fourth quarter of 2006 to 7.42% during the same period in 2007. The decline in the yield is primarily the result of reductions in the prime rate on loans in the last four months of 2007 along with higher levels of nonperforming loans in 2007. The cost of interest-bearing liabilities decreased from 4.42% for the fourth quarter of 2006 to 4.26% for the same period in 2007. These decreases are attributed mainly to lower money market rates (i.e. treasury, LIBOR and swap rates) that drive lower deposit costs.

The provision for loan losses was $2.5 million for the fourth quarter of 2007 compared with $350,000 in the fourth quarter of 2006. The increase in the provision was due to stronger loan growth, an increase in nonperforming loans during the quarter of $4.2 million (versus $149,000 in the fourth quarter of 2006), and adverse risk rating changes primarily in the residential builder portfolio as a result of the Company’s standard credit reviews.

Noninterest income was $6.2 million during the fourth quarter of 2007, a $1.5 million increase over noninterest income of $4.7 million for the same period in 2006. The increase includes $664,000 from the sale of certain tax credits to our clients as part of a new fee initiative and $233,000 of net realized gains from the sale of securities.

The remaining increase is due to increased revenues from Millennium, higher fee volumes associated with debit cards, merchant processing, and other products.

Noninterest expenses were $13.1 million during the fourth quarter of 2007 versus $11.8 million during the same period in 2006, a $1.3 million increase. Approximately $833,000 of the increase was related to Great American (including $85,000 of intangible assets amortization.) The remaining increase was primarily due to additional compensation expense for new hires in various areas of our organization along with increases in general operating expenses.

Income tax expense was $2.0 million during the fourth quarter of 2007 versus $2.1 million in the same period in 2006. The effective tax rate was 28.9% for the fourth quarter of 2007 compared to 32.2% for the fourth quarter of 2006. During the fourth quarter of 2007, we released $442,000 of various tax reserves where the statute of limitations had expired. Tax benefits of $121,000 related to low income housing tax credits from a limited partnership the Company invested in also impacted the fourth quarter 2007 effective rate.

Loans
Total loans, less unearned loan fees, increased $329.7 million, or 25% during 2007. This includes $158.0 million in loans related to Great American. The Company’s lending strategy emphasizes commercial, residential real estate, real estate construction and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis and Kansas City metropolitan markets. Consumer lending is minimal.

Net loan growth was split evenly on a percentage basis between our two markets of St. Louis and Kansas City and consisted primarily of commercial and industrial and commercial real estate loans.

A common underwriting policy is employed throughout the Company. Lending to these small and medium sized businesses are riskier from a credit perspective than lending to larger companies, but the risk tends to be offset with higher loan pricing and ancillary income from cash management activities. The Company does not own, originate or invest in subprime single-family home loans or construction/development loans.

The Company has a targeted hiring program designed to attract and retain experienced commercial middle market bankers in both the St. Louis and Kansas City markets. As a result of this strategy the Company has continued to target larger and more sophisticated commercial and industrial and commercial real estate clients. It is expected that the Company’s average relationship size will continue to increase, resulting in greater efficiencies, as the same level of cost is incurred to originate and service larger average relationships and their related higher revenues.

The following table sets forth the composition of the Company’s loan portfolio by type of loans (based on call report classifications) at the dates indicated:

	December 31,
(in thousands)	2007	2006	2005	2004	2003
Commercial and industrial	$476,184	$352,914	$265,488	$253,594	$209,928
Real estate:
Commercial	690,868	576,172	410,382	328,986	257,202
Construction	266,111	196,851	138,318	127,180	130,074
Residential	170,510	150,244	151,575	149,293	150,371
Consumer and other	37,759	35,542	36,616	39,452	36,303
Total Loans	$1,641,432	$1,311,723	$1,002,379	$898,505	$783,878

	December 31,
	2007	2006	2005	2004	2003
Commercial and industrial	29.0%	26.9%	26.5%	28.2%	26.8%
Real estate:
Commercial	42.1%	43.9%	40.9%	36.6%	32.8%
Construction	16.2%	15.0%	13.8%	14.2%	16.6%
Residential	10.4%	11.5%	15.1%	16.6%	19.2%
Consumer and other	2.3%	2.7%	3.7%	4.4%	4.6%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

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

Real estate loans are also based on the borrower’s character, but more emphasis is placed on the estimated collateral values. Approximately 35% of commercial real estate loans consist of owner occupied commercial real estate where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties, and other commercial properties on which income from the property is the primary source of repayment makes for the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our two primary metropolitan markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under construction for eventual sale. Real estate residential loans include residential mortgages which are loans that, due to size, do not qualify for conventional home mortgages that the Company sells into the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value. The Company does not own, originate or invest in subprime single-family home loans or construction/development loans.

Consumer and other loans represent loans to individuals on both a secured and unsecured nature. Credit risk is controlled by thoroughly reviewing the creditworthiness of the borrowers on a case-by-case basis.

In addition to segmenting the Company’s loan portfolio of $1.64 billion by collateral or call report code, following is a breakout by industry codes at December 31, 2007:

% of
Industry	portfolio
Real Estate	30%
Services	24%
Construction	22%
Manufacturing	10%
Wholesale	5%
Transporation/Warehousing	3%
Retail Trade	3%
Other	3%
100%

Note: (%) in the following paragraphs represent percentages of total portfolio.

Developers of retail, industrial warehouse, and commercial office buildings (19%) represent the largest component of the Real Estate industry segment. Repayment of these loans come from the cash flow of the properties. Also in this category are commercial or residential subcontractors (3%) and raw land held for resale (2%).

Included in Services, among others, are financial and insurance companies (6%), professional service firms (5%), and health care related services (4%.)

The Construction industry components are residential (10%), commercial (10%), and multifamily housing (2%). When calculating our exposure to the residential builder business, we include the residential land speculators from the Real Estate industry segment above for a total of 11 – 12% of the Company’s portfolio. The majority of these loans are granted to builders within our primary markets. The Company requires third party disbursement on the majority of its builder portfolio and reviews projects regularly for progress status. Land Acquisition and Development (“LAD”) loans are included here in residential (3%) and commercial (6%).

Manufacturing industries are diverse, with the largest component being Aerospace Product and Parts Manufacturing (1%). The Wholesale industries are also diverse with the largest being Petroleum and Petroleum Product wholesalers (1%). Air Transportation companies (not rental or leasing) (1%) represent the largest portion of the Transportation/Warehousing category.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2007 mature or reprice as follows:

	Loans Maturing or Repricing
		After One
	In One	Through	After
(in thousands)	Year or Less	Five Years	Five Years	Total
Fixed Rate Loans (1)

Commercial and industrial	$39,828	$112,395	$6,626	$158,849
Real estate:
Commercial	106,041	284,430	44,848	435,319
Construction	58,254	28,551	4,623	91,428
Residential	27,326	41,987	3,941	73,254
Consumer and other	13,869	4,675	3,856	22,400
Total	$245,318	$472,038	$63,894	$781,250

Variable Rate Loans (1)(2)

Commercial and industrial	$317,335	$-	$-	$317,335
Real estate:		-	-
Commercial	255,549	-	-	255,549
Construction	174,683	-	-	174,683
Residential	97,256	-	-	97,256
Consumer and other	15,359	-	-	15,359
Total	$860,182	$-	$-	$860,182

Loans (1)(2)

Commercial and industrial	$357,163	$112,395	$6,626	$476,184
Real estate:
Commercial	361,590	284,430	44,848	690,868
Construction	232,937	28,551	4,623	266,111
Residential	124,582	41,987	3,941	170,510
Consumer and other	29,228	4,675	3,856	37,759
Total	$1,105,500	$472,038	$63,894	$1,641,432

(1)	Loan balances are shown net of unearned loan fees.

(2)	Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 50% of the loan portfolio at both December 31, 2007 and 2006. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”.) Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

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

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Various quantitative and qualitative factors are analyzed and provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income. The evaluation of the adequacy of the allowance for loan losses is based on management’s ongoing review and grading of the loan portfolio, consideration of past loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors that could affect probable credit losses. Assessing these numerous factors involves significant judgment. Management considers the allowance for loan losses a critical accounting policy. See “Critical Accounting Policies” for more information.

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

  general economic and business conditions affecting our key lending areas;

  credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

  collateral values;

  loan volumes and concentrations;

  competitive factors resulting in shifts in underwriting criteria;

  specific industry conditions within portfolio segments;

  recent loss experience in particular segments of the portfolio;

  bank regulatory examination results; and

  findings of our internal loan review department.

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

Management believes that the allowance for loan losses is adequate. The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2007	2006	2005	2004	2003
Allowance at beginning of period	$16,988	$12,990	$11,665	$10,590	$8,600
Acquired allowance for loan losses	2,010	3,069	-	-	-
Loans charged off:
Commercial and industrial	238	1,067	171	425	1,492
Real estate:
Commercial	43	25	424	577	-
Construction	705	-	-	-	-
Residential	1,418	504	-	100	335
Consumer and other	125	2	49	194	77
Total loans charged off	2,529	1,598	644	1,296	1,904
Recoveries of loans previously charged off:
Commercial and industrial	347	362	209	92	107
Real estate:
Commercial	15	1	74	-	66
Construction	25	-	-	-	-
Residential	17	31	177	42	38
Consumer and other	105	6	19	25	56
Total recoveries of loans	509	400	479	159	267
Net loan chargeoffs	2,020	1,198	165	1,137	1,637
Provision for loan losses	4,615	2,127	1,490	2,212	3,627

Allowance at end of period	$21,593	$16,988	$12,990	$11,665	$10,590

Average loans	$1,495,807	$1,159,110	$964,259	$847,270	$738,572
Total portfolio loans	1,641,432	1,311,723	1,002,379	898,505	783,878
Nonperforming loans	12,720	7,975	1,421	1,827	1,548

Net chargeoffs to average loans	0.14%	0.10%	0.02%	0.13%	0.22
Allowance for loan losses to loans	1.32	1.30	1.30	1.30	1.35

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2007:

	December 31,
	2007		2006		2005		2004		2003
		Percent by		Percent by		Percent by		Percent by		Percent by
		Category to		Category to		Category to		Category to		Category to
(in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Commercial and industrial	$4,106	29.0%	$3,485	26.9%	$3,172	26.5%	$2,948	28.2%	$2,948	26.8%
Real estate:
Commercial	7,004	42.1	5,710	43.9	4,245	40.9	3,671	36.6	3,715	32.8
Construction	5,241	16.2	2,927	15.0	1,048	13.8	1,037	14.2	1,099	16.6
Residential	2,624	10.4	2,056	11.5	1,774	15.1	1,903	16.6	2,093	19.2
Consumer and other	437	2.3	513	2.7	313	3.7	283	4.4	245	4.6
Not allocated	2,180		2,296		2,439		1,823		490
Total allowance	$21,593	100.0%	$16,988	100.0%	$12,990	100.0%	$11,665	100.0%	$10,590	100.0%

Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans. Nonperforming assets include nonperforming loans plus foreclosed real estate.

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

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	At December 31,
(in thousands)	2007	2006	2005	2004	2003
Non-accrual loans	$12,720	$6,363	$1,421	$1,827	$1,548
Loans past due 90 days or more
and still accruing interest	-	112	-	-	-
Restructured loans	-	-	-	-	-
Total nonperforming loans	12,720	6,475	1,421	1,827	1,548
Foreclosed property	2,963	1,500	-	123	-
Total nonperforming assets	$15,683	$7,975	$1,421	$1,950	$1,548

Total assets	$1,999,118	$1,535,587	$1,286,968	$1,059,950	$907,726
Total loans	1,641,432	1,311,723	1,002,379	898,505	783,878
Total loans plus foreclosed property	1,644,395	1,313,223	1,002,379	898,628	783,878

Nonperforming loans to loans	0.77%	0.49%	0.14%	0.20%	0.20%
Nonperforming assets to loans plus
foreclosed property	0.95	0.61	0.14	0.22	0.20
Nonperforming assets to total assets	0.78	0.52	0.11	0.18	0.17

Allowance for loan losses to nonperforming loans	170.00%	264.00%	914.00%	639.00%	684.00%

Nonperforming loans were $12.7 million at December 31, 2007, an increase of $6.2 million over 2006. The majority of the exposure in our loan portfolio continues to be concentrated in the residential real estate industry in our two markets. Eighty-five percent of our nonperforming assets relate to this segment, which as noted previously, represents just 12% of our total loan portfolio.

At December 31, 2007, of the total nonperforming loans, $7.3 million, or 57%, relates to eight residential homebuilders in St. Louis and Kansas City. The two largest relate to a residential builder in Kansas City totaling $2.2 million and a single-family rehab builder in Kansas City totaling $1.6 million. The remaining nonperforming loans consist of 11 relationships, nearly all of which were related to the soft residential housing markets in St. Louis and Kansas City. Management believes we are collateralized with respect to these loans, but could ultimately realize 10-15% losses on the existing nonperforming loans in 2008.

We expect our nonperforming assets to increase through the third quarter of 2008 as we work through this exposure and we expect our charge-offs to increase proportionately, but for both to remain at manageable levels for the year as a whole.

Two credits in the Kansas City market secured by real estate represent $3.7 million of the total nonperforming loans at December 31, 2006. Six of the remaining ten relationships on non-accrual at December 31, 2006 and approximately 50% of the nonperforming loan balances relate to smaller relationships acquired in the NorthStar transaction. At December 31, 2005, the nonperforming loans consisted of five accounts with two credits accounting for 68% of the total. At December 31, 2004 and 2003, approximately 36% and 37%, respectively, of the nonperforming loans related to a printing company and the remainder consisted of five and eight different borrowers, respectively.

The Company’s non-accrual loans and restructured loans meet the definition of “impaired loans” under U.S. GAAP. As of December 31, 2007, 2006 and 2005, the Company had nineteen, twelve and five impaired loan relationships, respectively, all of which are considered potential problem loans as well.

Approximately $1.9 million, or 62%, of the foreclosed real estate represents lots in a St. Louis residential development. The remaining foreclosed real estate represents several single family residences and commercial buildings in St. Louis and Kansas City.

Investment Securities
At December 31, 2007, the investment securities portfolio was $83.3 million, or 4% of total assets. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, mortgage-backed pools, collateralized mortgage obligations and municipal bonds. Our equity investments primarily consist of stock in the FHLB of Des Moines. The size of the investment portfolio is generally 5-10% of total assets and will vary within that range based on liquidity. Our portfolio balance was low due to $38.0 million of security sales executed at year end pending reinvestment. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2007		2006		2005
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. government agencies	$28,720	34.5%	$95,452	85.8%	$117,326	86.5%
Mortgage-backed securities	41,087	49.3%	9,617	8.6%	12,953	9.6%
Municipal bonds	949	1.1%	1,111	1.0%	1,231	0.9%
Equity securities	12,577	15.1%	5,030	4.6%	4,049	3.0%
	$83,333	100.0%	$111,210	100.0%	$135,559	100.0%

At December 31, 2005, Obligations of U.S. government agencies included $40.0 million of short-term discount agency notes that matured in January 2006. These investments were used as an alternative to overnight funds to obtain higher yield given the excess liquidity.

The Company had no securities classified as trading at December 31, 2007, 2006 or 2005.

The following table summarizes expected maturity and yield information on the investment portfolio at December 31, 2007:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government agencies	$21,858	4.59%	$6,378	5.20%	$484	4.91%	$-	0.00%	$-	0.00%	$28,720	4.73%
Mortgage-backed securities	3,072	3.95%	27,341	4.89%	10,565	5.71%	109	6.15%	-	0.00%	$41,087	5.03%
Municipal bonds	377	4.23%	572	5.94%	-	0.00%	-	0.00%	-	0.00%	$949	5.26%
Equity securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	12,577	4.15%	$12,577	4.15%
Total	$25,307	4.50%	$34,291	4.97%	$11,049	5.67%	$109	6.15%	$12,577	4.15%	$83,333	4.80%

Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 36%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2007		2006		2005
	Average	Weighted	Average	Weighted	Average	Weighted
(in thousands)	balance	average rate	balance	average rate	balance	average rate
Interest-bearing transaction accounts	$120,418	2.56%	$102,327	2.28%	$87,560	1.18%
Money market accounts	579,029	4.07%	496,590	3.87%	437,346	2.46%
Savings accounts	11,126	1.12%	4,164	1.37%	4,435	0.70%
Certificates of deposit	503,926	5.18%	357,706	4.54%	259,852	3.33%
	1,214,499	4.35%	960,787	3.94%	789,193	2.59%
Noninterest-bearing demand deposits	215,610	--	207,328	--	200,054	--
	$1,430,109	3.70%	$1,168,115	3.24%	$989,247	2.07%

We continued to experience deposit growth due to aggressive direct calling efforts of relationship officers in conjunction with our treasury management products and services. Management has pursued closely-held businesses who desire a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base. The Company also uses certificates of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificates of deposit) to help fund its growth. At December 31, 2007 and 2006, the Company had $114.0 million and $104.0 million in brokered certificates of deposit, respectively.

Maturities of certificates of deposit of $100,000 or more are as follows:

(in thousands)	Total
Three months or less	$136,577
Over three through six months	44,142
Over six through twelve months	65,474
Over twelve months	101,125
Total	$347,318

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

The parent Company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent Company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $16.0 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises).

Another source of funding for the parent company includes the issuance of subordinated debentures. As of December 31, 2007, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. Three of these debentures were related to the Clayco acquisition; two were acquired in the acquisition and one was issued to partially fund the acquisition. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. See Item 15, Note 11 – Subordinated Debentures for more information.

Each bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Investment securities are an important tool to the Company’s liquidity objective. As of December 31, 2007, the entire investment portfolio was available for sale. Of the $83.3 million investment portfolio available for sale, $31.0 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities, excluding the FHLB capital stock, could be pledged or sold to enhance liquidity, if necessary.

The banks have a variety of funding sources available to increase financial flexibility. At December 31, 2007, under blanket loan pledges, absent being in default of their respective credit agreements, Enterprise had $79.0 million available from the FHLB of Des Moines and Great American had $10.0 million available from the FHLB of Topeka. In addition, Enterprise also had $221.0 million available from the Federal Reserve Bank under pledged loan agreements. Enterprise has access to over $70.0 million in overnight federal funds lines from various banking institutions, while Great American has $16.0 million available in the form of overnight federal funds lines from various banking institutions. Finally, because both the banks plan to remain “well-capitalized”, they have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $535.0 million in unused loan commitments as of December 31, 2007. While this commitment level would be very difficult to fund given the Company’s current liquidity resources, we know that the nature of these commitments is such that the likelihood of funding them is very low.

For the year ended December 31, 2007, net cash provided by operating activities was $7.0 million higher than for 2006. Net cash used in investing activities was $151.0 million in 2007 versus $123.0 million in 2006. The increase of $28.0 million was primarily due an increase in loan volume, a reduction in net investment security activity and the purchase of state tax credits for our new fee initiative. Net cash provided by financing activities was $229.0 million in 2007 versus $37.0 million in 2006. The change in cash provided by financing activities is due to increases in deposit growth in 2007, additional FHLB advances and additional subordinated debentures.

As a financial holding company, the Company is subject to “risk based” capital adequacy guidelines established by the Federal Reserve. Risk-based capital guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital consists of (a) common shareholders’ equity (excluding the unrealized market value adjustments on the available-for-sale securities and cash flow hedges), (b) qualifying perpetual preferred stock and related additional paid in capital subject to certain limitations specified by the FDIC, and (c) minority interests in the equity accounts of consolidated subsidiaries less (d) goodwill, (e) mortgage servicing rights within certain limits, and (f) any other intangible assets and investments in subsidiaries that the FDIC determines should be deducted from Tier 1 capital. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital to average total assets for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and subordinated debentures

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At December 31,
(in thousands)	2007	2006	2005
Tier I capital to risk weighted assets	9.32%	9.60%	10.31%
Total capital to risk weighted assets	10.54%	10.83%	11.55%
Leverage ratio (Tier I capital to average assets)	8.85%	8.87%	8.75%
Tangible capital to tangible assets	5.68%	6.48%	5.98%
Tier I capital	$ 164,957	$131,869	$107,538
Total risk-based capital	$ 186,549	$148,856	$120,528

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by each bank’s Asset/Liability Management Committee and approved by the Company’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to a 100 basis points and 200 basis points immediate and sustained parallel rate move, either upward or downward.

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2007. Significant assumptions used for this table included: loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Investments in debt and equity securities	$25,307	$10,140	$4,263	$10,405	$9,483	$23,735	$83,333
Interest-bearing deposits	1,719	-	-	-	-	-	1,719
Federal funds sold	75,665	-	-	-	-	-	75,665
Loans (1)	1,098,062	171,894	172,820	60,874	73,340	64,442	1,641,432
Loans held for sale	3,420	-	-	-	-	-	3,420
Total interest-earning assets	$1,204,173	$182,034	$177,083	$71,279	$82,823	$88,177	$1,805,569

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$814,061	$-	$-	$-	$-	$-	$814,061
Certificates of deposit	356,342	83,326	33,006	17,625	1,920	419	492,638
Subordinated debentures	32,064	-	10,310	-	14,433	-	56,807
Other borrowings	75,067	55,536	20,800	300	7,000	10,878	169,581
Total interest-bearing liabilities	$1,277,534	$138,862	$64,116	$17,925	$23,353	$11,297	$1,533,087

Interest-sensitivity GAP
GAP by period	$(73,361)	$43,172	$112,967	$53,354	$59,470	$76,880	$272,482
Cumulative GAP	$(73,361)	$(30,189)	$82,778	$136,132	$195,602	$272,482	$272,482
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.94	1.31	2.76	3.98	3.55	7.81	1.18
Cumulative GAP	0.94	0.98	1.06	1.09	1.13	1.18	1.18

Cumulative GAP as of December 31, 2006(2)	0.90	1.03	1.12	1.18	1.21	1.24	1.24

(1)	Adjusted for the impact of the interest rate swaps.

(2)	For comparative purposes

At December 31, 2007, the Company was asset sensitive on a cumulative basis for all periods except years 1 and 2 based on contractual maturities. Asset sensitive means that assets will reprice faster than liabilities.

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

The resulting simulations for December 31, 2007, projected that net interest income of Enterprise would increase by approximately 4.3% if rates rose by a 100 basis point parallel rate shock, and projected that the net interest income would decrease by approximately 2.9% if rates fell by a 100 basis point parallel rate shock.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2007, the Company had $5.4 million in notional amount of outstanding interest rate swaps to reduce interest rate risk. Derivative financial instruments are also discussed in Item 15, Note 7 – Derivatives.

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

The required contractual obligations and other commitments, excluding any contractual interest, at December 31, 2007 were as follows:

			Over 1 Year
		Less Than	Less than	Over
(in thousands)	Total	1 Year	5 Years	5 Years
Operating leases	$12,954	$2,272	$7,039	$3,643
Certificates of deposit	492,638	355,944	136,694	-
Subordinated debentures	56,807	-	-	56,807
Federal Home Loan Bank advances	152,901	58,387	83,636	10,878
Commitments to extend credit	535,227	374,004	101,837	59,386
Standby letters of credit	36,464	36,464	-	-

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

Effects of New Accounting Standards
The Company adopted the provisions of FIN 48 , Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes on January 1, 2007. As a result of the implementation, the Company recognized a $138,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $2.1 million of unrecognized tax benefits, $1.4 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. See Item 15, Note 15 – Income Taxes for more information.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS No. 159 provides an option to report selected financial assets and liabilities at fair value. FAS No. 159 requires additional information that will help investors and other users of financial statements to more easily understand the effect of an entity’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. FAS No. 159 does not eliminate disclosure requirements included in other accounting standards. FAS No. 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. We did not early adopt FAS No. 159. We do not expect that the adoption of FAS No. 159 will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, (“FAS 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS No. 160”.) The standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

FAS No. 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

FAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. In addition, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

These statements are effective for fiscal years beginning after December 15, 2008. We are in the process of determining the effect, if any, that these standards will have on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Market Risk” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to Item 15 below.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Controls over financial reporting and the audit report of KPMG LLP, the Company’s independent registered public accounting firm, are included in Item 15 and are incorporated in this Item 9A by reference.

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2008.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2008.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2008.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2008.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Wednesday, April 23, 2008.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed or incorporated by reference as part of this Report:

      Enterprise Financial Services Corp and subsidiaries

1.	Financial Statements:	Page Number

Management’s Report on Internal Control over Financial Reporting	40
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets
at December 31, 2007 and 2006	43
Consolidated Statements of Income for the years
ended December 31, 2007, 2006, and 2005	44
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended December 31, 2007, 2006, and 2005	45
Consolidated Statements of Cash Flows for the
years ended December 31, 2007, 2006, and 2005	46
Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedules
None other than those included in the Notes to Consolidated Financial Statements.

3.	Exhibits
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on these criteria.

The Company acquired Clayco Banc Corporation and its wholly owned subsidiary, Great American Bank (“Great American”) during 2007. Management has excluded the internal controls over financial reporting associated with Great American from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s consolidated financial statements at December 31, 2007 included $202,600,000 of assets associated with Great American. Net income associated with Great American and included in the Company’s consolidated net income was $2,400,000 for the year ended December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited Enterprise Financial Services Corp’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired Clayco Banc Corporation and its wholly owned subsidiary, Great American Bank (“Great American”) during 2007. Management has excluded the internal controls over financial reporting associated with Great American from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s consolidated financial statements at December 31, 2007 included $202,600,000 of assets associated with Great American. Net income associated with Great American and included in the Company’s consolidated net income was $2,400,000 for the year ended December 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, Missouri
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

St. Louis, Missouri
March 14, 2008

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2007 and 2006

	December 31,
(In thousands, except share data)	2007	2006
Assets
Cash and due from banks	$76,265	$41,558
Federal funds sold	75,665	7,066
Interest-bearing deposits	1,719	1,669
Total cash and cash equivalents	153,649	50,293
Investments in debt and equity securities
available for sale, at estimated fair value	83,333	111,210
Loans held for sale	3,420	2,602
Portfolio loans	1,641,432	1,311,723
Less: Allowance for loan losses	21,593	16,988
Portfolio loans, net	1,619,839	1,294,735
Other real estate	2,963	1,500
Fixed assets, net	22,223	17,050
Accrued interest receivable	8,334	7,995
Goodwill	57,177	29,983
Intangible assets, net	6,053	5,789
Prepaid expenses and other assets	42,127	14,430
Total assets	$1,999,118	$1,535,587

Liabilities and Shareholders' Equity
Deposits:
Demand	$278,313	$234,849
Interest-bearing transaction accounts	131,141	111,725
Money market accounts	672,577	553,251
Savings	10,343	3,696
Certificates of deposit:
$100 and over	347,318	296,916
Other	145,320	115,071
Total deposits	1,585,012	1,315,508
Subordinated debentures	56,807	35,054
Federal Home Loan Bank advances	152,901	26,995
Other borrowings	10,680	9,757
Notes payable	6,000	4,000
Accrued interest payable	3,710	3,468
Accounts payable and accrued expenses	10,859	7,811
Total liabilities	1,825,969	1,402,593

Shareholders' equity:
Common stock, $0.01 par value;
30,000,000 shares authorized; 12,482,357 and
11,539,539 shares issued, respectively	125	115
Treasury stock, at cost; 76,000 at December 31, 2007	(1,743)	-
Additional paid in capital	104,127	78,026
Retained earnings	70,523	55,445
Accumulated other comprehensive income (loss)	117	(592)
Total shareholders' equity	173,149	132,994

Total liabilities and shareholders' equity	$1,999,118	$1,535,587

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2007, 2006 and 2005

	Years ended December 31,
(In thousands, except per share data)	2007	2006	2005
Interest income:
Interest and fees on loans	$116,847	$88,437	$63,448
Interest on debt and equity securities:
Taxable	4,571	4,246	3,192
Nontaxable	34	35	39
Interest on federal funds sold	481	1,340	1,267
Interest on interest-bearing deposits	62	76	13
Dividends on equity securities	522	284	149
Total interest income	122,517	94,418	68,108
Interest expense:
Interest-bearing transaction accounts	3,078	2,332	1,035
Money market accounts	23,578	19,213	10,761
Savings	125	57	31
Certificates of deposit:
$100 and over	18,329	12,386	6,925
Other	7,754	3,844	1,722
Subordinated debentures	3,859	2,343	1,348
Federal Home Loan Bank borrowings	4,277	2,523	1,581
Notes payable and other borrowings	465	443	138
Total interest expense	61,465	43,141	23,541
Net interest income	61,052	51,277	44,567
Provision for loan losses	4,615	2,127	1,490
Net interest income after provision for loan losses	56,437	49,150	43,077
Noninterest income:
Wealth Management revenue	13,980	13,809	6,525
Service charges on deposit accounts	3,228	2,228	2,065
Other service charges and fee income	1,043	617	464
(Loss) gain on sale of other real estate	(48)	2	91
Gain (loss) on sale of securities	233	-	(494)
Gain on sale of tax credits	792	-	-
Miscellaneous income	445	260	316
Total noninterest income	19,673	16,916	8,967
Noninterest expense:
Employee compensation and benefits	29,555	25,247	22,130
Occupancy	3,901	2,966	2,327
Furniture and equipment	1,439	1,028	821
Data processing	1,911	1,431	1,018
Meals and entertainment	1,878	1,744	1,181
Amortization of intangibles	1,604	1,128	287
Other	9,228	7,850	6,560
Total noninterest expense	49,516	41,394	34,324

Minority interest in net income of consolidated subsidiary	-	(875)	(113)

Income before income tax expense	26,594	23,797	17,607
Income tax expense	9,016	8,325	6,312
Net income	$17,578	$15,472	$11,295

Per share amounts:
Basic earnings per share	$1.44	$1.41	$1.12
Basic weighted average common shares outstanding	12,239	10,964	10,103

Diluted earnings per share	$1.40	$1.36	$1.05
Diluted weighted average common shares outstanding	12,562	11,387	10,747

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2006, and 2007

					Accumulated
					other			Total
	Common stock		Additional paid	Retained	comprehensive	Treasury stock		shareholders'
(in thousands, except shares)	Shares	Amount	in capital	earnings	income (loss)	Shares	Amount	equity
Balance December 31, 2004	9,778,357	$98	$41,326	$32,075	$(773)			$72,726
Net income	-	-	-	11,295	-	-	-	11,295
Change in fair value of investment securities, net of tax	-	-	-	-	(648)		-	(648)
Reclassification adjustment for losses realized in
net income, net of tax	-	-	-	-	201	-	-	201
Change in fair value of cash flow hedges, net of tax	-	-	-	-	83	-	-	83
Total comprehensive income								10,931
Dividends declared ($0.14 per share)	-	-	-	(1,420)	-	-	-	(1,420)
Common stock issued under stock plans,
net of restricted share unit cancellations	431,334	5	3,634	-	-	-	-	3,639
Income tax benefit from stock options exercised and
vesting of restricted share units	-	-	831	-	-	-	-	831
Acquisition of Millennium Brokerage Group, LLC	249,161	2	5,247	-	-	-	-	5,249
Noncash compensation attributed to stock option grants	-	-	49	-	-	-	-	49
Amortization of unearned compensation	-	-	600	-	-	-	-	600
Balance December 31, 2005	10,458,852	$105	$51,687	$41,950	$(1,137)	-	-	$92,605
Net income	-			15,472	-			15,472
Change in fair value of investment securities, net of tax	-				282			282
Change in fair value of cash flow hedges, net of tax	-				263			263
Total comprehensive income								16,017
Dividends declared ($0.18 per share)	-	-	-	(1,977)	-			(1,977)
Common stock issued under stock plans,
net of restricted share unit cancellations	163,162	1	1,188					1,189
Income tax benefit from stock options exercised and
vesting of restricted share units	-	-	525					525
Acquisition of NorthStar Bancshares, Inc.	914,144	9	23,473					23,482
Issuance of common stock shares
under director stock plan	3,381	-	86					86
Noncash compensation attributed to stock option grants	-	-	38					38
Noncash compensation attributed to restricted share units	-	-	1,029					1,029
Balance December 31, 2006	11,539,539	$115	$78,026	$55,445	$(592)	-	-	$132,994
Net income	-	-	-	17,578	-	-	-	17,578
Change in fair value of investment securities, net of tax	-	-	-		858	-	-	858
Reclassification adjustment for gains realized in
net income, net of tax					(149)			(149)
Total comprehensive income								18,287
Cumulative effect of adoption of FIN 48	-	-	-	138	-	-	-	138
Dividends declared ($0.21 per share)	-	-	-	(2,638)	-	-	-	(2,638)
Common stock issued under stock plans,
net of restricted share unit cancellations	188,008	2	1,302	-	-	-	-	1,304
Purchase of Treasury Stock	-	-	-	-	-	76,000	(1,743)	(1,743)
Income tax benefit from stock options exercised and
vesting of restricted share units	-	-	381	-	-	-	-	381
Acquisition of Clayco Banc Corporation	698,733	7	21,193	-	-	-	-	21,200
Additional contingent shares issued in connection with
acquisition of NorthStar Bancshares, Inc.	49,348	1	1,281	-	-	-	-	1,282
Issuance of common stock shares
under director stock plan	6,729	-	184	-	-	-	-	184
Noncash compensation attributed to stock option grants	-	-	452	-	-	-	-	452
Noncash compensation attributed to restricted share units	-	-	1,308	-	-	-	-	1,308
Balance December 31, 2007	12,482,357	125	104,127	70,523	117	76,000	(1,743)	173,149

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 & 2005

	Years ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$17,578	$15,472	$11,295
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	2,465	1,901	1,272
Provision for loan losses	4,615	2,127	1,490
Net (accretion) amortization of debt and equity securities	(195)	39	342
Amortization of intangible assets	1,604	1,128	287
(Gain) loss on sale of available for sale investment securities	(233)	-	494
Mortgage loans originated	(81,221)	(57,184)	(65,891)
Proceeds from mortgage loans sold	80,551	57,822	65,787
Loss (gain) on sale of other real estate	48	(2)	(91)
Gain on sale of tax credits	(792)	-	-
Excess tax benefits of share-based compensation	(381)	(525)	831
Share-based compensation	1,760	1,067	649
Changes in:
Accrued interest receivable	720	(1,601)	(1,360)
Accrued interest payable and other liabilities	(1,013)	327	1,699
Other, net	(473)	(2,894)	(642)
Net cash provided by operating activities	25,033	17,677	16,162

Cash flows from investing activities:
Cash paid for acquisitions, net of cash and cash equivalents received	(9,375)	(4,078)	(8,882)
Net increase in loans	(168,032)	(145,218)	(104,518)
Purchases of available for sale debt and equity securities	(67,726)	(40,676)	(165,944)
Proceeds from sales of available for sale debt securities	38,684	-	39,040
Proceeds from redemption of equity securities	11,622	6,904	4,672
Proceeds from maturities and principal paydowns on available
for sale debt and equity securities	65,528	66,722	106,786
Purchase of limited partnership interests	(1,171)	-	-
Purchase of tax credits for resale	(27,726)	-	-
Proceeds from sale of tax credits	4,578	-	-
Proceeds from sales of other real estate	5,260	167	229
Recoveries of loans previously charged off	509	400	479
Purchases of fixed assets	(3,379)	(7,591)	(3,505)
Net cash used in investing activities	(151,228)	(123,370)	(131,643)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	28,313	(11,785)	32,042
Net increase in interest-bearing deposit accounts	90,092	53,261	144,574
Proceeds from issuance of subordinated debentures	18,557	4,124	10,310
Paydown of subordinated debentures	(4,124)	-
Proceeds from Federal Home Loan Bank advances	1,242,875	723,534	301,200
Repayments of Federal Home Loan Bank advances	(1,146,572)	(725,121)	(282,915)
Net increase (decrease) in other borrowings	923	(6,015)	(2,768)
Proceeds from notes payable	6,750	10,000	1,500
Repayments on notes payable	(4,751)	(10,745)	(250)
Cash dividends paid on common stock	(2,638)	(1,977)	(1,420)
Excess tax benefits of share-based compensation	381	525	-
Issuance of common stock under Director stock plan	184	86	-
Repurchase of common stock	(1,743)	-	-
Proceeds from the exercise of common stock options	1,304	1,189	3,639
Net cash provided by financing activities	229,551	37,076	205,912
Net increase (decrease) in cash and cash equivalents	103,356	(68,618)	90,431
Cash and cash equivalents, beginning of year	50,293	118,911	28,480
Cash and cash equivalents, end of period	$153,649	$50,293	$118,911

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61,223	$42,377	$22,502
Income taxes	7,854	7,896	6,456
Noncash transactions:
Common stock issued for acquisitions	$22,482	23,482	5,249
Transfer to other real estate owned in settlement of loans	5,979	-	-

See accompanying notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individual and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiaries, Enterprise Bank & Trust (“Enterprise”) and Great American Bank (“Great American”.) In addition, as of December 31, 2007, the Company owns 100% of Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company’s subsidiary. Additionally, the Company and its banking subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. Millennium and the investment management industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations such as the National Association of Securities Dealers, Inc. The Securities and Exchange Commission is the federal agency that is primarily responsible for the regulation of investment advisers.

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

Consolidation
The consolidated financial statements include the accounts of the Company, Enterprise, Great American and Millennium. Acquired businesses are included in the consolidated financial statements from the date of acquisition. All material intercompany accounts and transactions have been eliminated. Any minority ownership interests are reported in our Consolidated Balance Sheets as a liability. Any minority ownership interest of earnings or loss, net of tax, is classified as “Minority interest in net income of consolidated subsidiary” in our Consolidated Statements of Income. For more information, please refer to “Minority Interest in Net Income of Consolidated Subsidiary” discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents
At December 31, 2007 and 2006, approximately $6,400,000 and $8,200,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans that are sold in the secondary market are sold principally under programs with the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”). Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2007 and 2006. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of income.

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

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of the examination process, periodically review each bank’s loan portfolio. Such agencies may require additions to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations.

Accounting for Impaired Loans
A loan is considered impaired when management believes it is probable that collection of all amounts due, both principal and interest, according to the contractual terms of the loan agreement will not occur. Non-accrual loans, loans past due greater than 90 days and still accruing, and restructured loans qualify as “impaired loans.” When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible. Loans and leases, which are deemed uncollectible, are charged off and deducted from the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses.

Other Real Estate
Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell. The fair value of other real estate is based upon estimates of future cash flows, market value of similar assets, if available or independent appraisals. Subsequent reductions in fair value are expensed or recorded in a valuation reserve account through a provision against income. Subsequent increases in the fair value are recorded through a reversal of the valuation reserve.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

Intangibles, consisting of customer lists and trade names are amortized using the straight-line method over the estimated useful lives of approximately 5 years. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

Derivative Instruments and Hedging Activities
The Company uses derivative instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. Generally, the only derivative instruments used by the Company are interest rate swaps. Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standards (“FASB”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”), the Company assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivatives. FAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

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

  Fair Value Hedges – For derivatives designated as fair value hedges, the fair value of the derivative instrument and related hedged item are recognized through the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income. All changes in fair value are measured on a quarterly basis. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

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

Treasury Stock
On August 27, 2007, the Company’s Board of Directors authorized a stock repurchase program of up to 625,000 shares, or approximately 5.00%, of the Company’s outstanding common stock in the open market or in privately negotiated transactions. The new authorization replaces the previous repurchase program approved in 2004. The new program expires in August 2008. All repurchased shares are being held as Treasury stock for general corporate purposes. Treasury shares are accounted for under the cost method and are included as a component of shareholders’ equity.

Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 17 – Compensation Plans. Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In 2005, the Company began awarding restricted stock units (“RSU’s”) as part of a new long-term incentive plan. Beginning in 2005, compensation expense, based on grant date fair value of the RSU’s, is recognized in the consolidated statements of income over the vesting period.

Effective January 1, 2006, the Company adopted FASB No. 123(R), Share-based Payment (“FAS No. 123(R)”.) This statement replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. FAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. FAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises prior to 2006 are reflected in operating activities. The total income tax benefit recognized for share-based compensation arrangements was $381,000 and $525,000 in 2007 and 2006, respectively.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in 2005.

Year ended
December 31,
(In thousands, except per share data)	2005
Net income, as reported	$11,295
Add total stock-based employee compensation
expense included in reported net income, net
of tax	393
Deduct total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of tax	(400)
Pro forma net income	$11,288

Earnings per share:
Basic:
As reported	$1.12
Pro forma	1.12

Diluted:
As reported	$1.05
Pro forma	1.05

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold to be cash and cash equivalents.

Reclassification
Certain reclassifications have been made to the 2006 and 2005 amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”.) FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of FAS No. 157 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”.) FAS No. 159 provides an option to report selected financial assets and liabilities at fair value. FAS No. 159 requires additional information that will help investors and other users of financial statements to more easily understand the effect of an entity’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. FAS No. 159 does not eliminate disclosure requirements included in other accounting standards. FAS No. 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007. Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year. We did not early adopt FAS No. 159. We do not expect that the adoption of FAS No. 159 will have a material impact on our financial condition or results of operations.

NOTE 2—ACQUISITIONS

Acquisition of Clayco Banc Corporation
On February 28, 2007, the Company completed its acquisition of 100% of the total outstanding common stock of Kansas City-based Clayco Banc Corporation (“Clayco”) and its wholly owned subsidiary Great American Bank for $37,000,000 in EFSC common stock (60%) and cash (40%). The acquisition served to expand the Company’s banking franchise in the greater Kansas City area. The purchase price for Clayco consisted of:

  $14,800,000 in cash;

  731,692 shares of EFSC common stock valued at $22,200,000 based on the average closing share price of EFSC common stock, as quoted on NASDAQ, for the 20 trading days ending five days prior to the acquisition date.

On February 26, 2007, the Company issued $14,000,000 of trust preferred securities (“TRUPS”) through a newly formed affiliated statutory trust, as further discussed in Note 11 – Subordinated Debentures. The TRUPS proceeds were used to fund the cash portion of the Clayco transaction.

At the time of the acquisition, on a consolidated basis, Clayco had assets of $201,900,000, loans, net of unearned discount, of $167,000,000, deposits of $150,700,000 and shareholders’ equity of $12,800,000. The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair value adjustments represent current estimates and are subject to further adjustments as the valuation data is finalized. Goodwill, which is not deductible for tax purposes, was $25,500,000. Core deposit intangibles were approximately $1,900,000 and are being amortized over ten years utilizing an accelerated method. Core deposit intangibles are not deductible for tax purposes. The results of Great American’s operations have been included in the consolidated financial statements since the date of the purchase.

As part of the acquisition, 32,959 shares valued at $1,000,000 were deposited into an escrow account. These amounts were considered “contingent consideration” under U.S. GAAP and therefore, will not be recorded in common stock or additional paid in capital until the contingency is resolved.

Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) applies to entities that acquire loans with evidence of deterioration of credit quality for which it is probable, at acquisition, that the acquiring enterprise will be unable to collect all contractually required payments receivable. At the time of acquisition, there were no loans with evidence of deterioration of credit quality within the scope of SOP 03-3.

On February 5, 2008, the Company executed an agreement to sell the Great American charter along with the DeSoto, Kansas branch. See Note 4 – Subsequent Events for more information.

Acquisition of NorthStar Bancshares
On July 5, 2006, the Company completed its acquisition of 100% of the total outstanding common stock of Kansas City-based NorthStar Bancshares, Inc and its wholly owned subsidiary NorthStar Bank NA (“NorthStar”) for $36,000,000.

As part of the acquisition, $4,500,000 of the purchase price was deposited into a “Reserved Credit Escrow” account pending the collection of certain loans. These amounts were considered “contingent consideration” under U.S. GAAP and therefore, were not recorded in common stock or additional paid in capital until the contingency was resolved. The Reserved Credit Escrow amount had scheduled release dates in January and July 2007 based on the receipt of principal payments or proceeds from the sale of several identified loans and other real estate. In January 2007, no proceeds were released. In July 2007, $1,300,000 of the escrow was released to the selling stockholders of NorthStar. This consisted of 49,348 shares of EFSC common stock and $6,400 in cash. The remaining balance of the escrow was released to the Company. With the contingency resolved, the Company has recorded the additional common stock, paid in capital and related goodwill.

Acquisition of Millennium Brokerage Group
On October 13, 2005, the Company acquired 60% of Millennium, a Tennessee limited liability company. The original agreement provided that the Company would purchase the remaining 40% interest in Millennium in two tranches of 20% each in 2008 and 2010, respectively. However, on December 31, 2007, the Company accelerated the acquisition timetable by purchasing the remaining 40% interest. As a result, Millennium is now a wholly owned subsidiary of the Company.

The Company acquired the remaining 40% interest in Millennium for $1,500,000 plus subsequent annual payments of up to $2,000,000 each year for four years contingent upon achievement by MBG of certain pre-tax earnings targets. The additional purchase was accounted for as a step acquisition and as such, was considered additional purchase price and recorded as goodwill.

The acquisition was accelerated to accommodate a change in the Millennium partner compensation plan and equity incentives and to recognize the effects of the decline in Millennium’s margins on valuing the remaining ownership interests pursuant to the original buyout terms.

Pro forma (unaudited)
The following pro forma consolidated amounts give effect to the Company’s acquisitions of NorthStar and Clayco as if they had occurred January 1, 2006. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect and should not be construed as being representative of future operating results.

	Year ended December 31,
(in thousands, except per share data)	2007	2006
Revenues(1)	$81,871	$78,001
Net income	17,789	16,376
Net income per share:
Basic	1.44	1.35
Diluted	1.40	1.30
Weighted average shares used in calculation:
Basic	12,383	12,175
Diluted	12,706	12,598

(1)	Revenues include net interest income and noninterest income.

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

	Years ended December 31,
(in thousands, except per share data)	2007	2006	2005
Basic
Net income, as reported	$17,578	$15,472	$11,295
Weighted average common
shares outstanding	12,239	10,964	10,103

Basic earnings per share	$1.44	$1.41	$1.12

Diluted
Net income	$17,578	$15,472	$11,295
Expense related to dilutive stock options and
appreciation rights, net of tax	-	-	22
	$17,578	$15,472	$11,317
Weighted average common
shares outstanding	12,239	10,964	10,103
Effect of dilutive stock options and restricted share units	323	423	644
Diluted weighted average
common shares outstanding	12,562	11,387	10,747

Diluted earnings per share	$1.40	$1.36	$1.05

As of December 31, 2007, 2006 and 2005, approximately 215,000, 0 and 7,800 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 4—SUBSEQUENT EVENTS

Sale of Liberty Branch
On February 28, 2008, the Company sold its Enterprise banking branch located in Liberty, Missouri to Farmers Bank & Trust, NA of Great Bend, Kansas. Deposit liabilities of $7,400,000 were sold along with approximately $160,000 of fixed assets. The gain on sale is expected to be approximately $200,000.

Enterprise acquired the Liberty branch as part of the NorthStar acquisition in 2006. After acquiring Great American in early 2007, Enterprise gained another branch in close proximity to Liberty, essentially duplicating market coverage in the area, thus eliminating the need for two locations.

Sale of Great American
On February 5, 2008, the Company executed an agreement to sell its Great American subsidiary to First Financial Bancshares, Inc. (“First Financial”), a bank holding company. Subject to standard terms and conditions, including regulatory approvals, the sale is expected to close in the second quarter of 2008.

In a related transaction, prior to the sale of Great American, Enterprise will purchase the assets, assume the deposit liabilities of the Claycomo branch along with certain other assets and liabilities, and will operate that branch as part of its metropolitan Kansas City franchise. At December 31, 2007, the assets and liabilities of the Claycomo branch were approximately $160,000,000 and $129,000,000, respectively. The assets and liabilities of the Claycomo branch and certain other assets and liabilities will be retained by the Company and merged into Enterprise just prior to the sale. First Financial will then purchase the Great American bank charter and its remaining DeSoto branch and operate a community bank under the Great American name based in DeSoto, Kansas. The assets and liabilities of the DeSoto branch will be sold with the Great American charter for approximately $6,500,000. The shareholders’ equity of the Great American charter on the date of the sale will be $2,500,000, comprised of approximately $33,000,000 in assets and $31,000,000 in liabilities.

NOTE 5—INVESTMENTS IN DEBT AND EQUITY SECURITIES

The amortized cost and estimated fair value of debt and equity securities are summarized below:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. government agencies	$28,531	$193	$(4)	$28,720
Mortgage-backed securities	41,107	82	(102)	41,087
Municipal bonds	947	5	(3)	949
Other securities	3,472	-	-	3,472
Federal Home Loan Bank stock	9,105	-	-	9,105
	$83,162	$280	$(109)	$83,333

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. government agencies	$96,110	$59	$(717)	$95,452
Mortgage-backed securities	9,877	13	(273)	9,617
Municipal bonds	1,115	5	(9)	1,111
Other securities	2,024	-	-	2,024
Federal Home Loan Bank stock	3,006	-	-	3,006
	$112,132	$77	$(999)	$111,210

The amortized cost and estimated fair value of debt and equity securities classified as available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$22,179	$22,235
Due after one year through five years	6,815	6,950
Due after five years through ten years	484	484
Mortgage-backed securities	41,107	41,087
Securities with no stated maturity	12,577	12,577
	$83,162	$83,333

During 2007, proceeds from the sales of investments in debt and equity securities were $38,684,000, which resulted in gross gains of $233,000. During 2006 the Company did not sell any investments in debt and equity securities. Debt and equity securities having a carrying value of $39,613,000 and $32,084,000 at December 31, 2007 and 2006, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

Enterprise is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Great American is a member of the FHLB of Topeka. As members of the FHLB system administered by the Federal Housing Finance Board, the banking subsidiaries are required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. The FHLB stock is recorded at cost, which represents redemption value.

Provided below is a summary of securities available for-sale which were in an unrealized loss position at December 31, 2007 and 2006. The unrealized losses reported as of December 31, 2007 for obligations of U.S. government agencies for 12 months or more includes two FNMA agency notes with estimated maturities or repricings of less than one year. The unrealized loss reported for the mortgage-backed securities for 12 months or more includes 21 securities and primarily relates to FNMA or Federal Home Loan Mortgage Corporation (“FHLMC”) pools with estimated maturities or repricings of four to five years. FNMA or FHLMC guarantees the contractual cash flows of these securities. The unrealized losses reported for municipal bonds for 12 months or more includes two securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	2007
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies	$-	$-	$3,991	$4	$3,991	$4
Mortgage-backed securities	4,285	13	6,303	89	10,588	102
Municipal bonds	-	-	273	3	273	3
	$4,285	$13	$10,567	$96	$14,852	$109

	2006
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies	$8,197	$34	$82,264	$683	$90,461	$717
Mortgage-backed securities	-	-	8,687	273	8,687	273
Municipal bonds	-	-	449	9	449	9
	$8,197	$34	$91,400	$965	$99,597	$999

NOTE 6—LOANS

A summary of loans by category at December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006
Real Estate Loans:
Construction and land development	$266,111	$196,851
Farmland	6,699	8,577
1-4 Family residential	163,256	150,244
Multifamily residential	46,937	41,412
Other real estate loans	644,486	526,183
Total real estate loans	$1,127,489	$923,267
Commercial and industrial	476,184	352,914
Other	37,725	35,561
Total Loans	$1,641,398	$1,311,742

Unearned loan costs (fees), net	34	(19)
Total loans, net of unearned loan costs (fees)	$1,641,432	$1,311,723

The banks grant commercial, residential, and consumer loans primarily in the St. Louis and Kansas City metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the year ended December 31, 2007 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	Total
Balance January 1, 2007	$10,852
New loans and advances	1,213
Payments and other	(8,879)
Balance December 31, 2007	$3,186

A summary of activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 is as follows:

(in thousands)	2007	2006	2005
Balance at beginning of year	$16,988	$12,990	$11,665
Acquired allowance for loan losses	2,010	3,069	-
Provision for loan losses	4,615	2,127	1,490
Loans charged off	(2,529)	(1,598)	(644)
Recoveries of loan previously charged off	509	400	479
Balance at end of year	$21,593	$16,988	$12,990

A summary of impaired loans at December 31, 2007, 2006, and 2005 is as follows:

	December 31,
(in thousands)	2007	2006	2005
Non-accrual loans	$12,720	$6,363	$1,421
Loans past due 90 days or more
and still accruing interest	-	112	-
Restructured loans continuing to
accrue interest	-	-	-
Total impaired loans	$12,720	$6,475	$1,421

Allowance for losses on impaired loans	$3,515	$2,040	$290
Impaired loans with no related
allowance for loan losses	-	112	-
Average balance of impaired
loans during the year	11,268	2,658	1,981

There were no loans over 90 days past due and still accruing interest at December 31, 2007 or 2005. There was one loan over 90 days past due and still accruing interest at December 2006. This loan paid off on January 5, 2007. If interest on non-accrual loans had been accrued, such income would have been $1,153,000, $218,000, and $144,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The cash amount collected and recognized as interest income on non-accrual loans was $113,000, $75,000 and $109,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $0, $3,000 and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Enterprise utilizes interest rate swap derivatives as one method to manage some of its interest rate risks from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate risk. The decision to enter into an interest rate swap is made after considering the asset/liability mix of the Company, the desired asset/liability sensitivity and by interest rate levels. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The Company accounts for its derivatives under FAS No. 149, An Amendment of Statement 133 on Derivative Instruments and Hedging Activities and FAS No. 133. These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to the hedged item, other comprehensive income, or current earnings, as appropriate.

Cash Flow Hedges
Previously, Enterprise entered into interest rate swap agreements to convert floating-rate loan assets to fixed rates. The swap agreements provided for Enterprise to pay a variable rate of interest equivalent to the prime rate and to receive a fixed rate of interest. Amounts paid or received under these swap agreements were accounted for on an accrual basis and recognized as interest income of the related asset. Enterprise had no outstanding cash flow hedges at December 31, 2007 or 2006. Interest rate swaps with notional amounts of $30,000,000 and $40,000,000 under which Enterprise received a fixed rate of 5.3425% and 5.4150% matured in March and April 2006, respectively. The net cash flows related to cash flow hedges decreased interest income on loans by $410,000 and $539,000 in 2006 and 2005, respectively.

Cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings on each quarterly measurement date. All cash flow hedges were effective; therefore, no gain or loss was recorded in earnings in 2006 and 2005.

Fair Value Hedges
Previously, Enterprise entered into interest rate swap agreements to convert the fixed interest rate on certain CDs to a variable interest rate. The swap agreements provide for Enterprise to pay a variable rate of interest based on a spread to the one or three-month LIBOR and to receive a fixed rate of interest equal to that of the CD (hedged instrument.) Fair value hedges are accounted for at fair value. All changes in fair value are measured on a quarterly basis. The changes in fair value of the derivative instrument and related hedged item are recognized through interest expense. For 2007, 2006 and 2005, all fair value hedges were effective, therefore, the amounts recorded to interest expense for the derivative instrument and related hedged item were entirely offset.

At December 31, 2007, Enterprise had no outstanding fair value hedges. One swap with a notional amount of $10,000,000, under which Enterprise received a fixed rate of 2.90%, matured in February 2007. Two swaps, each with a $10,000,000 notional amount, under which Enterprise received fixed rates of 2.30% and 2.45%, matured in February and April 2006, respectively.

Amounts to be paid or received are accounted for on an accrual basis and recognized as interest expense of the related liability. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $41,000, $363,000 and $360,000 in 2007, 2006 and 2005, respectively.

At inception of the CD, Enterprise paid broker placement fees by reducing the proceeds received from the issued CD. The fees did not affect the inception value of the interest rate swap. Placement fees are capitalized and amortized into interest expense over the life of the CD in a manner similar to debt issuance costs.

Non-Designated Hedges
Enterprise has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. At December 31, 2007, Enterprise had one outstanding non-designated hedge with a notional amount of $5,400,000. The swap agreements provide for Enterprise to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR. The non-designated hedges and related loans are accounted for at fair value. All changes in fair value are measured on a quarterly basis. The change in fair value decreased interest income by $6,800 in 2007 and increased interest income $5,200 in 2006.

Under the swap agreements Enterprise is to pay or receive interest monthly. The net cash flows related to these hedges decreased interest income on loans by $3,900 and $2,100 in 2007 and 2006, respectively.

The following table summarizes Enterprise’s derivative instruments at December 31, 2007 and 2006.

	December 31,
(in thousands)	2007	2006
Fair Value Hedges
Notional amount	$-	$10,000
Weighted average pay rate	-%	5.32%
Weighted average receive rate	-%	2.90%
Weighted average maturity in months	-	2
Unrealized loss related to interest rate swaps	$-	$(35)

Non-Designated Hedges
Notional amount	$5,397	$7,324
Weighted average pay rate	8.31%	7.96%
Weighted average receive rate	7.60%	7.95%
Weighted average maturity in months	69	79
Unrealized gain (loss) related to interest rate swaps	$300	$(119)

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of Enterprise’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss Enterprise would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. At December 31, 2007, we have not pledged securities or received collateral in connection with our interest rate swap agreement. At December 31, 2006 in connection with our interest rate swap agreements we had pledged investment securities available for sale with a fair value of $2,500,000. At December 31, 2006, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $196,000.

NOTE 8—FIXED ASSETS

A summary of fixed assets at December 31, 2007 and 2006 is as follows:

	December 31,
(in thousands)	2007	2006
Land	$2,299	$2,089
Buildings and leasehold improvements	18,827	13,763
Furniture, fixtures and equipment	11,617	9,344
Capitalized software	84	3
	32,827	25,199
Less accumulated depreciation and amortization	10,604	8,149
Total fixed assets	$22,223	$17,050

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures and equipment included in noninterest expense amounted to $2,465,000, $1,901,000 and $1,272,000 in 2007, 2006, and 2005, respectively.

The Company has facilities leased under agreements that expire in various years through 2026. The Company’s aggregate rent expense totaled $2,356,000, $1,724,000, and $1,602,000 in 2007, 2006, and 2005, respectively. Sublease rental income for 2007 was $37,000 and $39,000 for 2006. There was no sublease rental income in 2005. The future aggregate minimum rental commitments (in thousands) required under the leases are as follows:

Year	Amount
2008	$2,272
2009	2,297
2010	2,237
2011	1,283
2012	1,222
Thereafter	3,643
Total	$12,954

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible activity for the years ended December 31, 2007, 2006 and 2005.

(in thousands)	Goodwill
Balance at December 31, 2004	$1,938
Goodwill from purchase of 60% of Millennium Brokerage Group	10,104
Balance at December 31, 2005	12,042
Acquisition-related adjustments (1)	189
Goodwill from purchase of NorthStar Bancshares, Inc	17,752
Balance at December 31, 2006	29,983
Acquisition-related adjustments (1)	481
Goodwill from purchase of Clayco Banc Corporation	25,208
Goodwill from purchase of 40% of Millennium Brokerage Group	1,505
Balance at December 31, 2007	$57,177

(1)	Includes additional purchase accounting adjustments on the Millennium Brokerage Group, NorthStar and Clayco acquisitions necessary to reflect additional valuation data since the respective acquisition dates. See Note 2 – Acquisitions for more information.

		Customer and
	Non-compete	Trade Name	Core Deposit
(in thousands)	Intangible	Intangibles	Intangible	Net Intangible
Balance at December 31, 2004	$135	$-	$-	$135
Intangibles from purchase of Millennium Brokerage Group	-	4,700	-	4,700
Amortization expense	(135)	(152)	-	(287)
Balance at December 31, 2005	-	4,548	-	4,548
Intangibles from purchase of NorthStar Bancshares, Inc	-	-	2,369	2,369
Amortization expense	-	(912)	(216)	(1,128)
Balance at December 31, 2006	-	3,636	2,153	5,789
Intangibles from purchase of Clayco Banc Corporation	-	-	1,868	1,868
Amortization expense	-	(912)	(692)	(1,604)
Balance at December 31, 2007	$-	$2,724	$3,329	$6,053

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles (in thousands) at December 31, 2007.

Year		Amount
	2008	$1,590
	2009	1,513
	2010	1,422
	2011	446
	2012	369
After	2012	713
		$6,053

Historically, the goodwill impairment tests have been completed as of December 31 each year. Following the annual impairment test for 2006, the Company changed the goodwill impairment test date for the Wealth Management segment to September 30 of each fiscal year. This change in the testing date was designed to provide sufficient time for independent experts to complete the Wealth management segment testing prior to yearend reporting. The goodwill impairment test date for the Banking segment did not change.

The annual impairment evaluation of the goodwill and intangible balances has not identified any potential impairment; accordingly no goodwill or intangible impairment was recorded in 2007. The impairment test for Millennium’s goodwill reflected a fair value excess over the indicated carrying value of $445,000.

NOTE 10—MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2007:

	$100,000
(in thousands)	and Over	Other	Total
Less than 1 year	$246,193	$110,149	$356,342
Greater than 1 year and less than 2 years	56,738	26,588	83,326
Greater than 2 years and less than 3 years	27,496	5,510	33,006
Greater than 3 years and less than 4 years	15,887	1,738	17,625
Greater than 4 years and less than 5 years	585	1,335	1,920
Over 5 years	419	-	419
	$347,318	$145,320	$492,638

NOTE 11—SUBORDINATED DEBENTURES

The Corporation has eight wholly-owned statutory business trusts. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust securities. The amounts and terms of each respective issuance at December 31 were as follows:

	Amount
(in thousands)	2007	2006	Maturity Date	Call date	Interest Rate
EFSC Capital Trust I	$-	$4,124	June 2032	June 2007	Floats @ 3MO LIBOR + 3.65%
EFSC Clayco Trust I	3,196	-	December 2033	December 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 2034	June 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Capital Trust III	11,341	11,341	December 2034	December 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Trust II	4,124	-	September 2035	September 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Capital Trust IV	10,310	10,310	December 2035	December 2010	Fixed for 5yrs @ 6.14%(1)
EFSC Capital Trust V	4,124	4,124	September 2036	September 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	-	March 2037	March 2012	Fixed for 5yrs @ 6.573%(2)
EFSC Capital Trust VII	4,124	-	December 2037	December 2012	Floats @ 3MO LIBOR + 2.25%
Total subordinated debentures	$56,807	$35,054

(1)	After 5 years, floats @ 3MO LIBOR + 1.44%

(2)	After 5 years, floats @ 3MO LIBOR + 1.60%

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

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheet. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated financial statements.

On February 26, 2007 the Company issued EFSC Capital Trust VI to partially fund the Clayco acquisition. On February 28, 2007, as part of the Clayco acquisition, the Company acquired Clayco Trust I and Clayco Trust II.

On September 20, 2007, the Company issued EFSC Capital Trust VII. The proceeds from the offering were used to refinance EFSC Capital Trust I, which was redeemed on September 30, 2007. ESFC Capital Trust I redeemed all of its $4,000,000 variable rate trust preferred securities and its $124,000 of variable rate common securities. At the time of the redemption, the Company recognized an $82,000 charge in noninterest expense for unamortized debt issuance costs related to this instrument.

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2007 and 2006 the carrying value of the loans for the FHLB of Des Moines was $336,000,000 and $267,000,000, respectively. The carrying value of the loans for the FHLB of Topeka at December 31, 2007 was $48,000,000.

Enterprise, which has an investment in the capital stock of the FHLB of Des Moines, maintains a line of credit with them that had availability of approximately $79,000,000 at December 31, 2007. Great American, which has an investment in the capital stock of the FHLB of Topeka, maintains a line of credit with them that had availability of approximately $10,400,000 at December 31, 2007.

The following table summarizes the type, maturity and rate of the Company’s FHLB advances at December 31:

		2007		2006
		Outstanding	Weighted	Outstanding	Weighted
(in thousands)	Term	Balance	Rate	Balance	Rate
Long term non-amortized fixed advance	less than 1 year	$58,387	3.76%	$1,250	4.74%
Long term non-amortized fixed advance	1 - 2 years	55,536	4.05%	650	4.91%
Long term non-amortized fixed advance	2 - 3 years	20,800	4.19%	1,050	5.40%
Long term non-amortized fixed advance	3 - 4 years	300	6.07%	5,800	4.48%
Long term non-amortized fixed advance	4 - 5 years	7,000	4.52%	300	6.07%
Long term non-amortized fixed advance	5 - 10 years	10,000	4.53%	17,000	4.53%
Mortgage matched fixed advance	10 - 15 years	878	5.69%	945	5.69%

Total Federal Home Loan Bank Advances		$152,901	4.02%	$26,995	4.63%

All of the FHLB advances have fixed interest rates. At December 31, 2007, $83,000,000 of the advances were callable by the Company anytime, subject to prepayment penalties. At December 31, 2007, $20,000,000 and $25,000,000 of the less than 1 year advance amounts are callable by the FHLB in August 2008 and December 2008, respectively. In addition, $25,000,000 of the 1-2 year FHLB advances are callable by the FHLB in December 2009.

NOTE 13—OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2007	2006
Securities sold under repurchase agreements	$8,896	$9,561
Federal funds purchased	1,784	-
Other	-	196
Total other borrowings	$10,680	$9,757

Average balance during the year	$8,068	$7,692
Maximum balance outstanding at any month-end	10,782	9,757
Weighted average interest rate during the year	3.32%	3.07%
Weighted average interest rate at December 31	3.17%	3.33%

At December 31, 2007 the Company had a $16,000,000 unsecured bank line of credit and a $4,000,000 term loan that were renewed on April 30, 2007. Both instruments have debt covenants, accrue interest based on LIBOR plus 1.25% and are payable quarterly. At December 31, 2007, outstanding balances on the line of credit and term loan were $2,000,000 and $4,000,000, respectively. For the year ended December 31, 2007, the average balance and maximum month-end balance of these instruments were $3,073,000 and $6,000,000, respectively.

Enterprise also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes but has not drawn on the line. As of December 31, 2007 approximately $221,000,000 was available under this line. This line is secured by a pledge of certain eligible loans.

NOTE 14—LITIGATION AND OTHER CLAIMS

Various legal claims have arisen during the normal course of business, which in the opinion of management, after discussion with legal counsel, will not result in any material liability.

NOTE 15—INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes on January 1, 2007. As a result of the implementation, the Company recognized a $138,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had $2,100,000 of unrecognized tax benefits, $1,400,000 of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$7,637	$9,023	$6,572
State and local	632	546	774
Deferred	747	(1,244)	(1,034)
	$9,016	$8,325	$6,312

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2007, 2006, and 2005 to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

	Years ended December 31,
(in thousands)	2007	2006	2005
Income tax expense at statutory rate	$9,308	$8,327	$6,162
Increase (reduction) in income tax resulting from:
Tax-exempt income	(303)	(274)	(380)
State and local income tax expense	411	355	503
Non-deductible expenses	258	236	189
Federal tax credits	(242)	-	-
Other, net	(416)	(319)	(162)
Total income tax expense	$9,016	$8,325	$6,312

A net deferred income tax asset of $7,492,000 and $8,773,000 is included in prepaid expenses and other assets in the consolidated balance sheets at December 31, 2007 and 2006, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$7,693	$6,022
Deferred compensation	897	992
Merchant banking investments	239	239
Unrealized losses on securities available for sale	-	371
Loans	103	1,436
Other	(1)	581
Total deferred tax assets	8,931	9,641

Deferred tax liabilities:
Unrealized gains on securities available for sale	24	-
Core deposit intangibles	1,212	784
Office equipment and leasehold improvements	203	84
Total deferred tax liabilities	1,439	868
Net deferred tax asset	$7,492	$8,773

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances as of December 31, 2007 or December 31, 2006. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in seven states. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax audits by tax authorities for years before 2004. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of December 31, 2007, the Company had approximately $266,000 accrued for interest and penalties.

As of December 31, 2007, the gross amount of unrecognized tax benefits was $2,400,000 and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1,700,000. The Company believes it is reasonably possible that an additional $495,000 in unrecognized tax benefits related to certain federal and state tax items will be recognized during 2008 as a result of the expiration of certain statues of limitations.

The activity in the accrued liability for unrecognized tax benefits, net of the federal income tax benefit, was as follows:

December 31,
(in thousands)	2007
Balance at beginning of year	$1,739
Additions based on tax positions related to the
current year	315
Additions for tax positions of prior years	67
Lapse of statutes of limitations related to
exposure items	(442)
Balance at end of year	$1,679

NOTE 16—REGULATORY MATTERS

The Company and each of its bank subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and its banking subsidiaries. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Each bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, that the Company and each bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, each bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” each bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Applicable
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$186,549	10.54%	$141,534	8.00%	$-	-%
Enterprise Bank & Trust	160,862	10.02	128,463	8.00	160,578	10.00
Great American Bank	18,381	11.80	12,457	8.00	15,571	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	164,957	9.32	70,767	4.00	-	-
Enterprise Bank & Trust	141,259	8.80	64,231	4.00	96,347	6.00
Great American Bank	16,434	10.55	6,229	4.00	9,343	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	164,957	8.85	55,938	3.00	-	-
Enterprise Bank & Trust	141,259	8.32	50,959	3.00	84,931	5.00
Great American Bank	16,434	8.14	55,938	3.00	10,094	5.00

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$148,856	10.83%	$109,935	8.00%	$-	-%
Enterprise Bank & Trust	142,645	10.41	109,640	8.00	137,049	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	131,869	9.60	54,968	4.00	-	-
Enterprise Bank & Trust	125,658	9.17	54,820	4.00	82,230	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	131,869	8.87	44,610	3.00	-	-
Enterprise Bank & Trust	125,658	8.47	44,509	3.00	74,182	5.00

NOTE 17—COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock appreciation rights, and RSU’s, as designated by the Company’s Board of Directors. The Company uses authorized and unissued shares to satisfy share award exercises. During 2007, share-based compensation was issued in the form of stock, stock options, stock-settled stock appreciation rights and RSU’s. At December 31, 2007, 550,438 shares were available for grant under the various share-based compensation plans. An additional 89,890 shares of stock were available for issuance under the Stock Plan for Non-Management Directors approved by the Shareholders in April 2006.

The share-based compensation expense that was charged against income was $1,906,000, $1,252,000 and $690,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $381,000, $525,000 and $831,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In determining compensation cost for stock options, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. The risk-free rate for the expected term is based on the U.S. Treasury zero-coupon spot rates in effect at the time of grant. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.

	2007	2006	2005
Risk-free interest rate	5.2%	4.5%	4.5%
Expected dividend rate	0.6%	0.3%	0.6%
Expected volatility	36.0%	54.6%	43.7%
Expected term	6.0 years	9.5 years	10 years

Employee Stock Options and Stock-settled Stock Appreciation Rights
Stock options were granted to key employees with exercise prices equal to the market price of the Company’s stock at the date of grant and have 10-year contractual terms. Stock options have a vesting schedule of between three to five years. In June 2007, the Company granted stock-settled stock appreciation rights (“SSAR”) to key employees. The SSAR’s are subject to continued employment, have a 10-year contractual term and vest ratably over five years beginning on December 15, 2007. Neither stock options nor SSAR’s carry voting or dividend rights until exercised. At December 31, 2007, there was $149,000 and $1,239,000 of total unrecognized compensation cost related to stock options and SSAR’s, respectively, which is expected to be recognized over a weighted average period of 2.2 years and 4.0 years, respectively. Following is a summary of the employee stock option activity for 2007.

(in thousands, except grant date fair value)	2007	2006	2005
Weighted average grant date fair value per share of options	$10.69	$18.34	$11.62
Compensation expense	452	21	15
Intrinsic value of option exercises on date of exercise	1,961	1,750	4,199
Cash received from the exercise of stock options	1,233	1,226	3,601

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	805,137	$12.21	-	-
Granted	201,513	25.63	-	-
Exercised	(114,334)	10.78	-	-
Forfeited	(500)	-	-	-
Outstanding at December 31, 2007	891,816	$15.42	5.7 years	$7,480
Exercisable at December 31, 2007	719,120	$13.00	4.8 years	$7,774
Vested and expected to vest at December 31, 2007	850,106	$14.93	5.7 years	$7,548

Restricted Stock Units
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSU’s to employees. RSU’s are subject to continued employment and vest ratably over five years. RSU’s do not carry voting or dividend rights until vesting. Sales of the units are restricted prior to vesting. A summary of the status of the Company's restricted stock unit awards as of December 31, 2007 and changes during the year then ended is presented below.

(in thousands)	2007	2006	2005
Compensation expense	$1,308	$1,029	$600
Total fair value at vesting date	1,325	1,421	658
Total unrecognized compensation cost for nonvested	3,441	3,418	1,375
Expected years to recognize unearned compensation	3.1 years	3.5 years	4.0 years

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	160,475	$22.67
Granted	77,938	25.36
Vested	(58,140)	23.15
Forfeited	(11,987)	22.87
Outstanding at December 31, 2007	168,286	23.74

Stock Appreciation Rights
In 1999, the Company adopted a Stock Appreciation Rights (“SAR’s”) Plan. This Plan replaced the previous form of cash compensation for directors of the Company and its subsidiaries. Awards vest based upon attendance and unit performance. Under the plan, the Company has the option to pay vested SAR’s either in the form of cash or Company common stock. There were no SAR’s granted in 2006 or 2005. For the year ended December 31, 2006 and 2005, the Company recognized $60,000 and $41,000 of expense to record the fair value of the SAR’s. During 2006, the Company paid cash of $19,000 for SAR’s that vested in July and October. In January 2007, the Company paid $118,000 to settle SAR’s that vested on December 31, 2006. At December 31, 2007 and 2006, there were no other SAR’s outstanding.

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In 2007, the Company issued 6,729 shares of stock at a weighted average fair value of $27.40 per share. In July 2006, the Company issued 3,381 shares of stock at a fair value of $25.45 per share. The Company recognized $146,000 and $125,000 of stock-based compensation expense for the directors in 2007 and 2006, respectively.

Moneta Plan
In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. (“Moneta”), a nationally recognized firm in the financial planning industry. Under the agreements, there have been no options granted to Moneta since 2003. The fair value of each Moneta option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company recognized the fair value of the options over the vesting period as expense. As of December 31, 2006, the fair value of all Moneta options had been recognized. The Company recognized $17,000 and $34,000 in Moneta option-related expenses during 2006 and 2005, respectively.

Following is a summary of the Moneta stock option activity for 2007.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2006	165,823	$12.69
Granted	-	-
Exercised	(28,725)	13.01
Forfeited	-	-
Outstanding at December 31, 2007	137,098	$12.62	1.8 years	$1,534
Exercisable at December 31, 2007	137,098	$12.62	1.8 years	$1,534
Vested and expected to vest at December 31, 2007	137,098	$12.62	1.8 years	$1,534

401(k) plans
Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. In addition, substantially all employees of Millennium can elect to participate in a safe-harbor 401(k) plan. The amount charged to expense for the Company’s contributions to the plans was $447,000, $323,000, and $843,000 for 2007, 2006, and 2005, respectively.

NOTE 18—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2007, no amounts have been accrued for any estimated losses for these financial instruments.

Each bank issues financial instruments with off balance sheet risk in the normal course of the business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheets.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
(in thousands)	2007	2006
Commitments to extend credit	$535,227	$480,071
Standby letters of credit	36,464	39,587

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2007 and 2006, approximately $61,181,000 and $35,900,000, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of each bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2007.

FASB No. 107, Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2007 and 2006:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$76,265	$76,265	$41,588	$41,588
Federal Funds Sold	75,665	75,665	7,066	7,066
Interest-bearing deposits	1,719	1,719	1,669	1,669
Investments in debt and equity securities	83,333	83,333	111,210	111,210
Loans held for sale	3,420	3,420	2,602	2,602
Derivative financial instruments	300	300	(154)	(154)
Loans, net	1,619,839	1,622,977	1,294,735	1,291,650
Tax credits receivable	23,149	23,149	-	-
Accrued interest receivable	8,334	8,334	7,995	7,995

Balance sheet liabilities
Deposits	1,585,012	1,588,539	1,315,508	1,315,508
Subordinated debentures	56,807	57,050	35,054	35,152
Other borrowed funds	169,580	182,065	40,752	40,991
Accrued interest payable	3,710	3,710	3,468	3,468

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

Loans, net
The fair value of adjustable-rate loans approximates cost less allowance for loan losses. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.

Tax Credits Receivable
At December 31, 2007, the fair value of the tax credits receivable approximates cost because of the short time period between the purchase of the tax credits in November and December 2007 and the reporting date of December 31, 2007.

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

NOTE 19—SEGMENT REPORTING
The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole. The majority of the Company’s assets and income result from the Banking segment. The Banking segment consists of two full-service commercial banks, Enterprise and Great American. At December 31, 2007, Enterprise has four St. Louis locations and seven locations in the Kansas City region. Great American had two locations in the Kansas City region.

The Wealth Management segment includes the Trust division of Enterprise along with Millennium. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. Millennium operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.

The Corporate segment includes parent only matters and incurs general corporate expenses and owns Enterprise, Great American and Millennium.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.

Following are the financial results for the Company’s operating segments.

	Years ended December 31,
	2007
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Net interest income (expense)	$64,840	$138	$(3,926)	$61,052
Provision for loan losses	4,615	-	-	4,615
Noninterest income	5,264	13,980	429	19,673
Non interest expense	35,483	10,674	3,359	49,516
Minority interest	-	-	-	-
Income (loss) before income tax expense	30,006	3,444	(6,856)	26,594
Income tax expense (benefit)	10,568	1,240	(2,792)	9,016
Net income (loss)	$19,438	$2,204	$(4,064)	$17,578

Loans, less unearned loan fees	$1,641,432	$-	$-	$1,641,432
Goodwill	45,379	11,798	-	57,177
Intangibles, net	3,330	2,723	-	6,053
Deposits	1,588,963	-	(3,951)	1,585,012
Borrowings	163,581	-	62,807	226,388
Total assets	1,975,644	19,393	4,081	1,999,118

	2006
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$53,639	$105	$(2,467)	$51,277
Provision for loan losses	2,127	-	-	2,127
Noninterest income	3,056	13,809	51	16,916
Non interest expense	28,563	9,207	3,624	41,394
Minority interest	-	(875)	-	(875)
Income (loss) before income tax expense	26,005	3,832	(6,040)	23,797
Income tax expense (benefit)	9,119	1,379	(2,173)	8,325
Net income (loss)	$16,886	$2,453	$(3,867)	$15,472

Loans, less unearned loan fees	$1,311,723	$-	$	$1,311,723
Goodwill	19,690	10,293	-	29,983
Intangibles, net	2,153	3,636	-	5,789
Deposits	1,319,201	-	(3,693)	1,315,508
Borrowings	36,752	-	39,054	75,806
Total assets	1,517,617	16,991	979	1,535,587

	2005
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$45,804	$73	$(1,310)	$44,567
Provision for loan losses	1,490	-	-	1,490
Noninterest income	2,374	6,525	68	8,967
Non interest expense	25,242	5,534	3,548	34,324
Minority interest	-	(113)	-	(113)
Income (loss) before income tax expense	21,446	951	(4,790)	17,607
Income tax expense (benefit)	7,708	342	(1,738)	6,312
Net income (loss)	$13,738	$609	$(3,052)	$11,295

Loans, less unearned loan fees	$1,002,379	$-	$-	$1,002,379
Goodwill	1,938	10,104	-	12,042
Intangibles, net	-	4,548	-	4,548
Deposits	1,117,110	-	(866)	1,116,244
Borrowings	35,431	-	32,430	67,861
Total assets	1,269,212	16,253	1,502	1,286,968

NOTE 20—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2007	2006
Assets
Cash	$487	$1,824
Investment in Enterprise Bank & Trust	162,881	146,985
Investment in Millennium Holding Company	17,754	16,385
Investment in Great American Bank	43,570	-
Other assets	14,519	7,497
Total assets	$239,211	$172,691

Liabilities and Shareholders' Equity
Subordinated debentures	$56,807	$35,054
Notes payable	6,000	4,000
Accounts payable and other liabilities	3,255	643
Shareholders' equity	173,149	132,994
Total liabilities and shareholders' equity	$239,211	$172,691

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2007	2006	2005
Income:
Dividends from subsidiaries	$8,440	$9,669	$-
Other	559	133	107
Total income	8,999	9,802	107

Expenses:
Interest expense-subordinated debentures	3,859	2,343	1,348
Interest expense-notes payable	197	207	1
Other expenses	3,359	3,623	3,548
Total expenses	7,415	6,173	4,897

Net income (loss) before taxes and equity in undistributed earnings of
subsidiaries	1,584	3,629	(4,790)

Income tax benefit	2,792	2,173	1,738

Net income (loss) before equity in undistributed earnings of subsidiaries	4,376	5,802	(3,052)

Equity in undistributed earnings of subsidiaries	13,202	9,670	14,347
Net income	$17,578	$15,472	$11,295

Condensed Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$17,578	$15,472	$11,295
Adjustments to reconcile net income to net cash
provided by operating activities:
Share-based compensation	1,760	1,067	649
Net income of subsidiaries	(21,642)	(19,339)	(14,347)
Dividends from subsidiaries	8,440	9,669	-
Excess tax benefits of stock compensation	(381)	(525)	831
Other, net	(2,096)	10	(2,602)
Net cash provided by (used in) operating activities	3,659	6,071	(4,173)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(17,085)	(8,060)	(8,882)
Purchases of available for sale debt and equity securities	(784)	(538)	-
Proceeds from maturities and principal paydowns on available
for sale debt and equity securities	124	-	-
Purchase of limited partnership interests	(1,171)	-	-
Net cash used in investing activities	(18,916)	(8,598)	(8,882)

Cash flows from financing activities:
Proceeds from notes payable	6,750	10,000	1,500
Paydowns of notes payable	(4,751)	(10,745)	(250)
Proceeds from issuance of subordinated debentures	18,557	4,124	10,310
Paydown of subordinated debentures	(4,124)	-	-
Cash dividends paid	(2,638)	(1,977)	(1,420)
Excess tax benefits of stock compensation	381	525	-
Issuance of common shares under Director stock plan	184	86	-
Common stock repurchased	(1,743)	-	-
Proceeds from the exercise of common stock options	1,304	1,189	3,639
Net cash provided by financing activities	13,920	3,485	13,778

Net (decrease) increase in cash and cash equivalents	(1,337)	958	723
Cash and cash equivalents, beginning of year	1,824	866	143
Cash and cash equivalents, end of year	$487	$1,824	$866

Noncash transactions:
Common stock issued for acquisitions of businesses	22,482	23,482	5,249

NOTE 21—QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2007 and 2006.

	2007
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$31,916	$31,807	$30,946	$27,848
Interest expense	15,713	16,002	15,821	13,929
Net interest income	16,203	15,805	15,125	13,919

Provision for loan losses	2,450	600	715	850

Net interest income after provision for loan losses	13,753	15,205	14,410	13,069

Noninterest income	6,230	4,638	4,906	3,899
Noninterest expense	13,083	12,202	12,370	11,861

Minority interest in net income of consolidated subsidiary	0	0	157	(157)

Income before income tax expense	6,900	7,641	7,103	4,950

Income tax expense	1,994	2,642	2,588	1,792
Net income	$4,906	$4,999	$4,515	$3,158

Earnings per common share
Basic	$0.40	$0.40	$0.37	$0.27
Diluted	0.39	0.40	0.36	0.26

	2006
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$26,966	$26,364	$21,659	$19,429
Interest expense	12,927	12,525	9,517	8,172
Net interest income	14,039	13,839	12,142	11,257

Provision for loan losses	350	240	737	800

Net interest income after provision for loan losses	13,689	13,599	11,405	10,457

Noninterest income	4,662	4,325	3,952	3,977
Noninterest expense	11,828	10,952	9,320	9,294

Minority interest in net income of consolidated subsidiary	(48)	(434)	60	(453)

Income before income tax expense	6,475	6,538	6,097	4,687

Income tax expense	2,084	2,356	2,196	1,689
Net income	$4,391	$4,182	$3,901	$2,998

Earnings per common share
Basic	0.38	$0.37	$0.37	$0.29
Diluted	0.37	0.35	0.36	0.28

The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.

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

Signatures		Title

/s/	Peter F. Benoist*
Peter F. Benoist		Chairman of the Board
of Directors
/s/	James J. Murphy Jr.*
James J. Murphy, Jr.		Lead Director

/s/	Kevin C. Eichner*
Kevin C. Eichner		Chief Executive Officer,
Vice Chairman and Director
/s/	Michael A. DeCola*
Michael A. DeCola		Director

/s/	William H. Downey*
William H. Downey		Director

/s/	Robert E. Guest, Jr.*
Robert E. Guest, Jr.		Director

/s/	Lewis A. Levey*
Lewis A. Levey		Director

/s/	Birch M. Mullins*
Birch M. Mullins		Director

/s/	Brenda D. Newberry*
Brenda D. Newberry		Director

/s/	Robert E. Saur*
Robert E. Saur		Director

/s/	Sandra Van Trease*
Sandra Van Trease		Director

/s/	Henry D. Warshaw*
Henry D. Warshaw		Director

*Signed by Power of Attorney.

EXHIBIT INDEX
Exhibit
No.	Exhibit
3.1	Certificate of Incorporation of the Registrant, (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 dated December 19, 1996 (File No. 333-14737)).

3.2	Amendment to the Certificates of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 dated July 1, 1999 (File No. 333-82087)).

3.3	Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 1999).

3.4	Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2002).

3.5	Bylaws of the Registrant, as amended, (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007).

4.1	In accordance with Item 601 (b) (4) (iii) of Regulation S-K, Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of lone-term debt of Registrant and its consolidated subsidiaries.

10.1	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.2	Key Executive Employment Agreement dated September 8, 2004 between Enterprise Financial Services Corp and Stephen P. Marsh filed on Exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended September 20, 2004.

10.3	Key Executive Employment Agreement dated December 1, 2004 between Enterprise Financial Services Corp and Frank H. Sanfilippo. Filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 1, 2004.

10.4	Key Executive Employment Agreement dated November 14, 2005, between Enterprise Financial Services Corp and Kevin C. Eichner Filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 14, 2005.

10.5	Key Executive Employment Agreement dated January 5, 2006, between Enterprise Financial Services Corp and Peter F. Benoist filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 5, 2006.

10.6	$20,000,000 Amended and Restated Credit Agreement, as modified by the Third Modification Agreement dated April 30, 2007 between Enterprise Financial Services Corp and U.S. Bank National Association filed on Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 22, 2007.

10.7	Enterprise Financial Services Corp Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 dated December 29, 1997 (File No. 333-43365)).

10.8	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant’s 1998 Proxy Statement on Form 14-A).

10.9	Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to the Registrant’s Proxy Statement on Form 14-A, filed March 7, 2006).

10.10	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to the Registrant’s Proxy Statement on Form 14-A, filed on March 7, 2006).

10.11	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement on Form 14-A, filed on March 7, 2006).

10.12	Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 dated October 30, 2002 (File No. 333-100928)).

10.13	Membership Interest Purchase Agreement (Second Installment Closing) by and between Enterprise Financial Services Corp., Millennium Holding Company, Inc., Millennium Brokerage Group, LLC, et al. dated December 31, 2007, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K for December 31, 2007.

10.14 (1)	Key Executive Employment Agreement dated, November 1, 2004, between Enterprise Financial Services Corp and Linda M. Hanson.

10.15	Condominium Sale Contract, dated October 3, 2007, by and between Enterprise Bank & Trust and Maryland Walk LLC filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 9, 2007.

14.1	Code of Ethics for the Principal Executive Officer and Senior Financial Officers filed on Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2003.

21.1 (1)	Subsidiaries of the Registrant.

23.1 (1)	Consent of KPMG LLP.

24.1 (1)	Power of Attorney

31.1 (1)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2 (1)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1 (1)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

(1) Filed herewith