Form 10-Q
period 2008-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2008-05-12
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

As of May 7, 2008, the Registrant had 12,521,933 shares of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	At March 31,	At December 31,
(In thousands)	2008	2007
Assets
Cash and due from banks	$64,108	$76,265
Federal funds sold	954	75,665
Interest-bearing deposits	6,435	1,719
Total cash and cash equivalents	71,497	153,649
Investments in debt and equity securities
available for sale, at estimated fair value	116,810	83,333
Loans held for sale	3,422	3,420
Portfolio loans	1,726,455	1,641,432
Less: Allowance for loan losses	22,249	21,593
Portfolio loans, net	1,704,206	1,619,839
Other real estate	7,736	2,963
Fixed assets, net	24,775	22,223
Accrued interest receivable	8,465	8,334
State tax credits held for sale,
at estimated fair value as of March 31, 2008	27,309	23,149
Goodwill	58,331	57,177
Intangibles, net	5,399	6,053
Prepaid expenses and other assets	19,928	18,978
Total assets	$2,047,878	$1,999,118

Liabilities and Shareholders' Equity
Deposits:
Demand	$232,121	$278,313
Interest-bearing transaction accounts	136,009	131,141
Money market accounts	714,087	672,577
Savings	10,638	10,343
Certificates of deposit:
$100 and over	352,390	347,318
Other	145,464	145,320
Total deposits	1,590,709	1,585,012
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	154,405	152,901
Other borrowings	44,058	10,680
Notes payable	9,450	6,000
Accrued interest payable	3,306	3,710
Accounts payable and accrued expenses	10,906	10,859
Total liabilities	1,869,641	1,825,969

Shareholders' equity:
Common stock, $.01 par value; authorized
30,000,000 shares authorized; 12,562,995 and
12,482,357 shares issued, respectively	126	125
Treasury stock, at cost; 76,000 and 76,000 shares, respectively	(1,743)	(1,743)
Additional paid in capital	105,755	104,127
Retained earnings	73,064	70,523
Accumulated other comprehensive income	1,035	117
Total shareholders' equity	178,237	173,149

Total liabilities and shareholders' equity	$2,047,878	$1,999,118

See accompanying notes to consolidated financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2008	2007
Interest income:
Interest and fees on loans	$28,875	$26,583
Interest on debt and equity securities:
Taxable	1,075	1,096
Nontaxable	9	8
Interest on federal funds sold	161	53
Interest on interest-bearing deposits	17	18
Dividends on equity securities	109	90
Total interest income	30,246	27,848
Interest expense:
Interest-bearing transaction accounts	576	750
Money market accounts	4,837	5,771
Savings	22	22
Certificates of deposit:
$100 and over	4,117	4,023
Other	1,734	1,636
Subordinated debentures	948	765
Federal Home Loan Bank borrowings	1,712	820
Notes payable and other borrowings	163	142
Total interest expense	14,109	13,929
Net interest income	16,137	13,919
Provision for loan losses	2,325	850
Net interest income after provision for loan losses	13,812	13,069
Noninterest income:
Wealth management revenue	2,583	2,963
Service charges on deposit accounts	937	659
Other service charges and fee income	335	207
Gain on sale of branch	579	-
Loss on sale of other real estate	(9)	(3)
Gain on sale of tax credits	1,012	-
Miscellaneous income	101	73
Total noninterest income	5,538	3,899
Noninterest expense:
Employee compensation and benefits	8,340	7,308
Occupancy	1,083	878
Furniture and equipment	364	315
Data processing	525	424
Meals and entertainment	321	464
Amortization of intangibles	385	364
Other	2,814	2,108
Total noninterest expense	13,832	11,861

Minority interest in net income of consolidated subsidiary	-	(157)

Income before income tax expense	5,518	4,950
Income tax expense	1,955	1,792
Net income	$3,563	$3,158

Per share amounts:
Basic earnings per share	$0.29	$0.27
Basic weighted average common shares outstanding	12,441	11,835

Diluted earnings per share	$0.28	$0.26
Diluted weighted average common shares outstanding	12,675	12,198

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

							Accumulated
							other	Total
	Common stock		Treasury stock		Additional paid	Retained	comprehensive	shareholders'
(in thousands, except shares)	Shares	Amount	Shares	Amount	in capital	earnings	income (loss)	equity
Balance December 31, 2007	12,482,357	$125	76,000	$(1,743)	$104,127	$70,523	$117	$173,149
Cumulative effect of adoption of SFAS No. 159 (see Note 9)	-	-	-	-	-	(365)	-	(365)
Balance January 1, 2008	12,482,357	125	76,000	(1,743)	104,127	70,158	117	172,784
Comprehensive income:
Net income	-	-	-	-	-	3,563	-	3,563
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	-	918	918
Total comprehensive income								4,481
Cash dividends declared ($0.05 per share)	-	-	-	-	-	(657)	-	(657)
Issuance under equity compensation plans, net	80,638	1	-	-	1,075	-	-	1,076
Share-based compensation	-	-	-	-	358	-	-	358
Net tax benefit related to equity compensation plans					195			195
Balance March 31, 2008	12,562,995	$126	76,000	$(1,743)	$105,755	$73,064	$1,035	$178,237

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2008	2007
Net income	$3,563	$3,158
Other comprehensive income:
Unrealized gain on investment securities
arising during the period, net of tax	918	204
Total comprehensive income	918	204
	$4,481	$3,362

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$3,563	$3,158
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	655	527
Provision for loan losses	2,325	850
Net amortization (accretion) of debt and equity securities	62	(5)
Amortization of intangible assets	385	364
Mortgage loans originated	(22,183)	(19,587)
Proceeds from mortgage loans sold	22,120	17,604
Loss on sale of other real estate	9	3
Gain on sale of tax credits	(1,012)	-
Excess tax benefits of share-based compensation	(195)	(265)
Share-based compensation	358	274
Gain on sale of branch	(579)	-
Changes in:
Accrued interest receivable	(131)	211
Accrued interest payable and other liabilities	(648)	(4,774)
Other, net	(1,461)	(951)
Net cash provided by (used in) operating activities	3,268	(2,591)

Cash flows from investing activities:
Cash paid in sale of branch	(6,164)	-
Cash paid for acquisitions, net of cash and cash equivalents received	-	(7,885)
Net increase in loans	(92,223)	(12,932)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	17,298	15,903
State tax credits held for sale	490	-
Other real estate	612	693
Loans previously charged off	153	85
Payments for the purchase/origination of:
Available for sale debt and equity securities	(49,387)	(4,716)
Limited partnership interests	(683)	-
State tax credits held for sale	(4,191)	-
Fixed assets	(3,325)	(1,996)
Net cash used in investing activities	(137,420)	(10,848)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(45,683)	(35,035)
Net increase in interest-bearing deposit accounts	58,737	15,113
Proceeds from issuance of subordinated debentures	-	14,433
Proceeds from Federal Home Loan Bank advances	320,326	310,101
Repayments of Federal Home Loan Bank advances	(318,822)	(291,246)
Net increase (decrease) in other borrowings	33,378	(1,525)
Proceeds from notes payable	3,450	750
Repayments on notes payable	-	(197)
Cash dividends paid on common stock	(657)	(675)
Excess tax benefits of share-based compensation	195	265
Issuance of common stock under Director stock plan	95	87
Proceeds from the exercise of common stock options	981	1,057
Net cash provided by financing activities	52,000	13,128
Net decrease in cash and cash equivalents	(82,152)	(311)
Cash and cash equivalents, beginning of year	153,649	50,293
Cash and cash equivalents, end of period	$71,497	$49,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,513	$13,179
Income taxes	554	3,138
Noncash transactions:
Common stock issued for acquisitions	$-	21,200
Transfer to other real estate owned in settlement of loans	5,468	200

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiaries, Enterprise Bank & Trust (“Enterprise”) and Great American Bank (“Great American”.) Enterprise also operates a loan production office in Phoenix, Arizona. The Company plans to open a de novo bank in Phoenix in the fourth quarter of 2008 subject to regulatory approval. In addition, the Company owns 100% of Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states.

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

The consolidated financial statements include the accounts of the Company, Enterprise, Great American, and Millennium. Acquired businesses are included in the consolidated financial statements from the date of acquisition. All material intercompany accounts and transactions have been eliminated. Any minority ownership interests are reported in our Consolidated Balance Sheets as a liability. The minority ownership interest of our earnings or loss, net of tax, is classified as “Minority interest in net income of consolidated subsidiary” in our Consolidated Statements of Income.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option (“FVO”) has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The effect of the re-measurement was reported as a cumulative-effect adjustment, which reduced opening retained earnings on January 1, 2008, by $365,000. Upon adoption, the Company elected to account for $23 million of state tax credit assets at fair value. See Note 9 – Fair Value Measurements for more information.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires several added quantitative disclosures in financial statements. SFAS 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effect that the provisions of SFAS 161 will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a replacement of FASB No. 141. SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies. SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

NOTE 2—DISPOSITIONS

Sale of Liberty Branch
As previously announced, on February 28, 2008, the Company sold its Enterprise banking branch located in Liberty, Missouri to Farmers Bank & Trust, NA of Great Bend, Kansas, an unaffiliated bank. Deposit liabilities of $7,358,000 were sold along with approximately $158,000 of fixed assets. Goodwill and core deposit intangibles related to Liberty of $97,000 and $269,000, respectively, were written off on the sale date. The pre-tax gain on the sale (after write-offs) was $579,000.

Pending Sale of Great American
As previously announced, on February 5, 2008, the Company executed an agreement to sell its Great American subsidiary to First Financial Bancshares, Inc. (“First Financial”), an unaffiliated bank holding company. Subject to standard terms and conditions, including regulatory approvals, the sale is expected to close in the second quarter of 2008.

In a related transaction, prior to the sale of Great American, Enterprise will purchase the assets, assume the deposit liabilities of the Great American Claycomo branch along with certain other assets and liabilities, and will merge that branch into Enterprise. First Financial will then purchase the Great American bank charter and its remaining DeSoto branch and operate a community bank under the Great American name based in DeSoto, Kansas. At March 31, 2008, the assets and liabilities of the Claycomo branch were approximately $160,000,000 and $134,000,000, respectively. The assets and liabilities of the DeSoto branch will be sold with the Great American charter for approximately $6,500,000. The shareholders’ equity of the Great American charter on the date of the sale will be $2,500,000, comprised of approximately $33,000,000 in assets and $31,000,000 in liabilities. These amounts are immaterial to the consolidated balance sheet and therefore, were not classified as held for sale on the March 31, 2008 consolidated balance sheet.

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

	Three months ended March 31,
(in thousands, except per share data)	2008	2007
Net income, as reported	$3,563	$3,158

Weighted average common shares outstanding	12,441	11,835
Additional dilutive common stock equivalents	234	363
Diluted shares outstanding	12,675	12,198

Basic earnings per share	$0.29	$0.27
Diluted earnings per share	$0.28	$0.26

For the three months ended March 31, 2008 and 2007, approximately 342,000 and 6,000 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible activity for the periods presented.

(in thousands)	Goodwill
Balance at December 31, 2007	$57,177
Acquisition-related adjustments (1)	1,251
Goodwill write-off related to sale of Liberty branch	(97)
Balance at March 31, 2008	$58,331

(1)	Includes additional purchase accounting adjustments on the Millennium and Great American acquisitions necessary to reflect additional valuation data since the respective acquisition dates.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2007	$2,724	$3,329	$6,053
Intangible write-off related to sale of Liberty branch	-	(269)	(269)
Amortization expense	(211)	(174)	(385)
Balance at March 31, 2008	$2,513	$2,886	$5,399

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles (in thousands) at March 31, 2008.

Year	Amount
Remaining 2008	$1,089
2009	1,394
2010	1,324
2011	421
2012	351
After 2013	821
$5,399

NOTE 5—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2008, no amounts have been accrued for any estimated losses for these financial instruments.

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

The contractual amount of off-balance-sheet financial instruments as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Commitments to extend credit	$545,399	$535,227
Standby letters of credit	35,594	36,464

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2008 and December 31, 2007, approximately $71,800,000 and $61,200,000, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of each bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at March 31, 2008.

NOTE 6—SEGMENT REPORTING

The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole. The Banking segment consists of two full-service commercial banks, Enterprise and Great American. The Wealth Management segment includes the Trust division of Enterprise, the state tax credit initiative, and Millennium. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. Millennium operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states. The Corporate segment includes parent-only matters and incurs general corporate expenses.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. There were no material intersegment revenues among the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. If appropriate, these changes are reflected in prior year information presented below.

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At March 31, 2008
Loans, less unearned loan fees	$1,726,455	$-	$-	$1,726,455
Goodwill	46,523	11,808	-	58,331
Intangibles, net	2,887	2,512	-	5,399
Deposits	1,594,621	-	(3,912)	1,590,709
Borrowings	198,463	-	66,257	264,720
Total Assets	1,997,799	45,432	4,647	2,047,878

	At December 31, 2007
Loans, less unearned loan fees	$1,641,432	$-	$-	$1,641,432
Goodwill	45,379	11,798	-	57,177
Intangibles, net	3,330	2,723	-	6,053
Deposits	1,588,963	-	(3,951)	1,585,012
Borrowings	163,581	-	62,807	226,388
Total Assets	1,952,495	42,542	4,081	1,999,118

Income Statement Information	Three months ended March 31, 2008
Net interest income	$17,300	$(211)	$(952)	$16,137
Provision for loan losses	2,325	-	-	2,325
Noninterest income	1,775	3,595	168	5,538
Noninterest expense	9,866	3,074	892	13,832
Income (loss) before income tax expense	6,884	310	(1,676)	5,518
Income tax expense (benefit)	2,556	113	(714)	1,955
Net income (loss)	$4,328	$197	$(962)	$3,563

	Three months ended March 31, 2007
Net interest income	$14,695	$26	$(802)	$13,919
Provision for loan losses	850	-	-	850
Noninterest income	906	2,963	30	3,899
Noninterest expense	8,306	2,720	835	11,861
Minority interest	-	(157)	-	(157)
Income (loss) before income tax expense	6,444	112	(1,607)	4,950
Income tax expense (benefit)	2,331	40	(579)	1,792
Net income (loss)	$4,114	$71	$(1,028)	$3,158

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Enterprise utilizes interest rate swap derivatives to manage its interest rate risks from certain recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes Enterprise to interest rate risk. The accounting policies associated with derivative financial instruments are discussed further in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Enterprise accounts for its derivatives under SFAS No. 149, An Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

Fair Value Hedges
Previously, Enterprise entered into interest rate swap agreements to convert the fixed interest rate on certain CDs to a variable interest rate. At March 31, 2008, Enterprise had no outstanding fair value hedges. One swap with a notional amount of $10,000,000, under which Enterprise received a fixed rate of 2.90%, matured in February 2007. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $41,000 in the first quarter of 2007.

Non-Designated Hedges
Enterprise has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. At March 31, 2008, Enterprise had outstanding three non-designated hedges with a notional amount of $12,337,000. The non-designated hedges and related loans are accounted for at fair value. All changes in fair value are measured on a quarterly basis. The net change in fair value of the hedge and related loans decreased interest income by $10,000 and $3,000 in the first three months of 2008 and 2007, respectively.

The swap agreements provide for Enterprise to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR. Under the swap agreements Enterprise is to pay or receive interest monthly. The net cash flows related to these hedges increased interest income on loans by $3,900 and $0 in the first three months of 2008 and 2007, respectively.

The following table summarizes Enterprise’s derivative instruments at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(in thousands)	2008	2007
Non-Designated Hedges
Notional amount	$12,337	$5,397
Weighted average pay rate	6.65%	8.31%
Weighted average receive rate	5.22%	7.60%
Weighted average maturity in months	63	69

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of Enterprise’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss Enterprise would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. At March 31, 2008 and 2007, Enterprise had not pledged securities or received collateral in connection with the interest rate swap agreement.

NOTE 8—SHARE-BASED COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The share-based compensation expense that was charged against income was $453,000 and $314,000 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of the stock options granted in the quarters ended March 31, 2008 and 2007 is estimated based on the date of grant using the Black-Scholes option pricing model with the following average assumptions.

	Three months ended March 31,
	2008	2007
Risk-free interest rate	3.9%	4.7%
Expected dividend rate	0.6%	0.6%
Expected volatility	37.4%	39.7%
Expected term	6 years	6 years

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
Following is a summary of the employee stock option and SSAR activity for the first three months of 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	891,816	$15.42	-
Granted	3,970	22.90	-
Exercised	(76,282)	12.88	-
Forfeited	(7,545)	25.63	-
Outstanding at March 31, 2008	811,959	$15.60	5.6 years	$7,632
Exercisable at March 31, 2008	644,179	$13.03	4.7 years	$7,711
Vested and expected to vest at March 31, 2008	770,249	$15.06	5.6 years	$7,658

Restricted Stock Units
A summary of the Company's restricted stock unit activity for the first three months of 2008 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	168,286	$23.74
Granted	-	-
Vested	-	-
Forfeited	(12,922)	23.34
Outstanding at March 31, 2008	155,364	23.77

Stock Plan for Non-Management Directors
The Company recognized $95,000 and $41,000 of stock-based compensation expense for the directors for the three months ended March 31, 2008 and 2007, respectively. Pursuant to this plan, the Company issued 4,356 shares in January 2008 and 2,683 in January 2007.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been recognized. As a result, there have been no option-related expenses for Moneta in 2008 or 2007. Following is a summary of the Moneta stock option activity for the first three months of 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	137,098	$12.62
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2008	137,098	$12.62	1.6 years	$1,697
Exercisable at March 31, 2008	134,922	$12.60	1.6 years	$1,673
Vested and expected to vest at March 31, 2008	137,098	$12.62	1.6 years	$1,697

NOTE 9—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

  Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

  Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

  Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value effective January 1, 2008.

Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 securities available for sale include a FNMA agency pool and a Federal Home Loan Mortgage Corporation pool.

Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

State tax credits held for sale. These assets are reported at fair value utilizing Level 2 inputs. The fair value measurement is calculated using an internal valuation model with observable market data including discounted cash flows based upon the terms and conditions of the tax credits.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its fixed-rate loan swaps. In addition, the Company validates the counterparty quotations with third party valuation sources. Derivatives with negative fair values are included in Accounts payable and other accrued expenses in the consolidated balance sheets. Derivatives with positive fair value are included in Prepaid expenses and other assets in the consolidated balance sheets.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Inputs	Inputs	Inputs	Value
Assets
Securities available for sale	$25,914	$76,910	$6,914	$109,738
State tax credits held for sale	-	27,309	-	27,309
Portfolio loans	-	12,905	-	12,905
Total assets	$25,914	$117,124	$6,914	$149,952

Liabilities
Derivative liabilities	$-	$580	$-	$-
Total liabilities	$-	$580	$-	$-

The following table presents the changes in Level 3 financial instruments measured at fair value as of March 31, 2008.

Available for sale
securities, at fair
(in thousands)	value
Balance at beginning of quarter	$-
Total unrealized gains	324
Purchases, sales, issuances and settlements, net	6,590
Transfer in and/or out of Level 3	-
Balance at end of quarter	$6,914

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Loans held for sale. These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Impaired loans. Impaired loans are included as Portfolio loans on the Company’s consolidated balance sheet with amounts specifically reserved for credit impairment in the Allowance for loan losses. The fair value of impaired loans is based on underlying collateral. These assets are classified as Level 2.

Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value less estimated costs to sell. Fair value is based on third party appraisals of each property and the Company’s judgment of other relevant market conditions. These are considered Level 2 inputs.

The following table presents the financial instruments measured at fair value on a non-recurring basis as of March 31, 2008.

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Input	Input	Input	Value
Loans held for sale	$-	$3,422	$-	$3,422
Impaired loans	-	9,307	-	9,307
Other real estate	-	7,736	-	7,736
Total	$-	$20,465	$-	$20,465

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. At March 31, 2008, all state tax credits held for sale are being accounted for at fair value to better reflect the economic benefits of this asset class to the Company. For the quarter ended March 31, 2008, changes in the fair value of the state tax credits held for sale of $903,000 were reported in Gain on sale of tax credits in the consolidated statements of income. There were no valuation allowances related to the state tax credits held for sale that were impacted by the adoption of SFAS 159. Below is a summary of the impact of the initial implementation of the FVO.

			January 1, 2008
	December 31, 2007	Cumulative effect of	fair value (carrying
	(carrying value prior	adjustment at	value after
(in thousands)	to adoption)	January 1, 2008	adoption)
State tax credits held for sale	$23,149	$(602)	$22,547
Pretax cumulative effect of adoption of the fair value option		(602)
Increase in deferred tax asset		217
Cumulative effect of adoption of the fair value option
(charge to retained earnings)		$(385)

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

Other factors that could cause results to differ from expected results include the acquisition of Millennium and Clayco, all of which could result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2008 compared to the financial condition as of December 31, 2007. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2008 compared to the same period in 2007. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company’s consolidated financial position reflects material amounts of assets and liabilities that are measured at fair value. A substantial portion of securities available for sale and state tax credits held for sale are carried at fair value. The fair value of securities available for sale is based upon measurements from an independent pricing service, including dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data and other information. Fair value of tax credits held for sale is determined using an internal valuation model with observable market data inputs. Considerable judgment may be required in determining the assumptions used in certain pricing models, including interest rate, credit risk and liquidity risk assumptions. Changes in these assumptions may have a significant effect on values.

Information concerning recently issued accounting pronouncements, which are not yet effective, is included in Note 1. The Company does not expect any of the recently issued accounting pronouncements to have a material effect on its financial condition.

Except as described in Note 9 – Fair Value Measurements, management believes there have been no material changes to our critical accounting policies.

Executive Summary
Net income for the three months ended March 31, 2008 was $3.6 million, an increase of 13%, compared to $3.2 million for the same period in 2007. Fully diluted earnings per share for the three months ended March 31, 2008 were $0.28, an 8% increase from the first quarter of 2007.

  Loan growth – Portfolio loans grew $85.0 million, or 21% annualized, from December 31, 2007 and were up $234.0 million, or 16%, from March 31, 2007. Compared to the first quarter of 2007, when loan growth was only $15.0 million (excluding Great American), the absence of many of the conduit and longer-term, fixed rate competitors along with the steeper yield curve resulted in substantially fewer payoffs during first quarter of 2008. In addition, gross loan originations were consistent with those of the fourth quarter of 2007. Loan pricing appears to be stabilizing as the financial markets are beginning to price to risk, rather than for volume. Loan growth was strong in both St. Louis and Kansas City. Merger and acquisition financing along with commercial real estate and construction were the primary drivers of the growth.

  Deposit growth – Historically, during the first and second quarter we experience seasonal deposit runoff. However, during the first quarter of 2008, deposits increased nearly $6.0 million from December 31, 2007. Although, non interest-bearing deposits have declined approximately $46.0 million since December 2007, we have not lost any significant relationships and believe the decline is due to normal seasonal runoff and customers investing excess funds in higher yielding deposit instruments. This is further evidenced by the fact that increases in interest-bearing and money market accounts have more than offset the decrease in non-interest bearing accounts. Our treasury management pipelines are strong, therefore, we expect to experience increases in non-interest bearing deposits throughout the year. Total deposits grew $145.0 million, or 10%, from March 31, 2007. Throughout the quarter we utilized approximately $32.0 million net in short-term brokered certificates of deposit to fund shortfalls due to loan demand. Brokered deposits represented 8% of total average deposits at March 31, 2008.

  Asset quality – Nonperforming assets totaled $17.0 million, or 0.83%, of total assets at March 31, 2008 versus 0.78% and 0.62% at December 31, 2007 and March 31, 2007, respectively. At March 31, 2008, nonperforming loans represented 0.54% of portfolio loans compared to 0.77% at December 31, 2007. The allowance for loan losses was $22.2 million, or 1.29%, of portfolio loans versus $21.6 million, or 1.32%, at the end of 2007. See Provision for loan losses and nonperforming loans below for more information.

  Net Interest Rate Margin – The fully tax-equivalent net interest rate margin was 3.63% for first quarter of 2008 versus 3.86% for same period of 2007. The decline from 2007 was primarily due to the reduced benefit of free funds resulting from falling interest rates.

  Branch Sales and Expansion – As part of our expansion effort, we plan to continue our strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service. As a result, on February 28, 2008, we sold the Enterprise branch in Liberty, Missouri for a pre-tax gain of $579,000. In addition, we have executed an agreement to sell the Great American bank charter along with the DeSoto, Kansas branch. Pending regulatory approvals, the Great American transaction should be completed in second quarter of 2008. See Note 2 – Dispositions for more information.

During 2007, we announced our intent to enter the Phoenix, Arizona market, initially with a loan production office and subsequently through an application to establish a new Arizona state bank charter. The Company’s Arizona CEO, Jack Barry, is actively recruiting additional team members and local investors/directors to serve the planned de novo bank. The loan production office located in Central Phoenix opened in the fourth quarter of 2007. Through March 2008, the loan production office has generated approximately $11.0 million of commercial and industrial and commercial real estate loans.

  Wealth Management – We continue to diversify our sources of fee income. As part of our new tax credit brokerage initiative within our Wealth Management segment, during the first quarter of 2008, we reported $1.0 million of gains related to state tax credits held for sale. See Note 9 – Fair Value Measurements for more information.

Wealth Management revenue in the first quarter of 2008, including the tax credit brokerage activity increased $600,000, or 21%, from the same quarter of 2007. Revenue declines in Trust Advisory and Millennium were more than offset by increases in Trust Fiduciary and the tax credits. See Noninterest Income in this section for more information.

Net Interest Income
The Company is slightly asset sensitive, which means our assets generally re-price faster than our liabilities. As a result, continued federal funds (“fed funds”) rate decreases by the Federal Open Market Committee will generally cause our asset yields to decline. In response to the January 2008 fed funds decreases which in turn lowered the prime rate earned on many of our loans, we aggressively reduced deposits rates. In order for us to maintain our net interest rate margin at adequate levels, we will continue to reduce the cost of our short term and maturing funding sources to respond to the impact of any additional interest rate decreases, while maintaining a competitive position within our market. The rapidity and severity of those rate cuts will have some impact on our ability to mitigate the effects of these cuts in the short-term.

Net interest income (on a tax-equivalent basis) was $16.4 million for the three months ended March 31, 2008 compared to $14.2 million for the same period of 2007, an increase of 16%. Total interest income increased $2.4 million while total interest expense increased $180,000.

Average interest-earning assets increased $323.0 million, or 22%, to $1.810 billion for the quarter ended March 31, 2008 compared to $1.487 billion in first quarter in 2007. Loans accounted for the majority of the growth, increasing by $320.0 million, or 23% to $1.689 billion. Interest income on loans increased $5.9 million from growth, but was offset by a decrease of $3.6 million due to the impact of rates, for a net increase of $2.3 million versus first quarter of 2007.

For the quarter ended March 31, 2008, average interest-bearing liabilities increased $327.0 million, or 26%, to $1.567 billion compared to $1.240 billion for the quarter ended March 31, 2007. The growth in interest-bearing liabilities resulted from a $194.0 million increase in interest-bearing core deposits, a $14.0 million increase in subordinated debentures, and a $119.0 million increase in borrowed funds including FHLB advances. We continue to meet loan funding shortfalls with FHLB advances and brokered certificates of deposit. For the first quarter of 2008, interest expense on interest-bearing liabilities increased $3.3 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $3.1 million versus first quarter of 2007.

The tax-equivalent net interest rate margin was 3.63% for the first quarter of 2008 compared to 3.86% for same period of 2007. The majority of the decline in the margin was due to the severity of the rate decreases by the Federal Open Market Committee during the latter half of 2007 and first quarter of 2008. While the margin declined from first quarter 2007, the net interest rate spread widened from 3.11% to 3.15% as a result of our ability to maintain our loan pricing relative to lower deposit costs.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

The loans and deposits associated with Great American are included for one month of 2007.

	Three months ended March 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,664,086	$28,494	6.89%	$1,338,754	$26,166	7.93%
Tax-exempt loans(2)	25,314	599	9.52	30,553	652	8.65
Total loans	1,689,400	29,093	6.93	1,369,307	26,818	7.94
Taxable investments in debt and equity securities	98,516	1,183	4.83	111,696	1,185	4.30
Non-taxable investments in debt and equity
securities(2)	922	14	6.11	890	12	5.47
Short-term investments	21,546	178	3.32	5,300	72	5.51
Total securities and short-term investments	120,984	1,375	4.57	117,886	1,269	4.37
Total interest-earning assets	1,810,384	30,468	6.77	1,487,193	28,087	7.66
Noninterest-earning assets:
Cash and due from banks	41,715			44,523
Other assets	144,675			87,304
Allowance for loan losses	(22,184)			(17,754)
Total assets	$1,974,590			$1,601,266

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$126,366	$576	1.83%	$112,617	$750	2.70%
Money market accounts	692,917	4,837	2.81	545,977	5,771	4.29
Savings	10,302	22	0.86	7,175	22	1.24
Certificates of deposit	482,896	5,851	4.87	453,213	5,659	5.06
Total interest-bearing deposits	1,312,481	11,286	3.46	1,118,982	12,202	4.42
Subordinate debentures	56,807	948	6.71	43,028	765	7.21
Borrowed funds	197,575	1,875	3.82	78,231	962	4.99
Total interest-bearing liabilities	1,566,863	14,109	3.62	1,240,241	13,929	4.55
Noninterest-bearing liabilities:
Demand deposits	217,677			208,195
Other liabilities	13,880			9,316
Total liabilities	1,798,420			1,457,752
Shareholders' equity	176,170			143,514
Total liabilities & shareholders' equity	$1,974,590			$1,601,266
Net interest income		$16,359			$14,158
Net interest spread			3.15%			3.11%
Net interest rate margin (3)			3.63			3.86

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $878,000 and $779,000 for the quarters ended March 31, 2008, and 2007, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $222,000 and $239,000 for the quarters ended March 31, 2008 and 2007, respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

The loans and deposits associated with Great American are included for one month of 2007.

	2008 compared to 2007
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$6,007	$(3,679)	$2,328
Nontaxable loans (3)	(117)	64	(53)
Taxable investments in debt
and equity securities	(145)	143	(2)
Nontaxable investments in debt
and equity securities (3)	-	2	2
Short-term investments	145	(39)	106
Total interest-earning assets	$5,890	$(3,509)	$2,381

Interest paid on:
Interest-bearing transaction accounts	$86	$(260)	$(174)
Money market accounts	1,350	(2,284)	(934)
Savings	8	(8)	-
Certificates of deposit	395	(203)	192
Subordinated debentures	238	(55)	183
Borrowed funds	1,186	(273)	913
Total interest-bearing liabilities	3,263	(3,083)	180
Net interest income	$2,627	$(426)	$2,201

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses and nonperforming loans
The provision for loan losses in the first quarter of 2008 was $2.3 million compared to $850,000 in the same quarter of 2007. The increase was due to stronger loan growth and adverse risk rating changes primarily in the residential builder portfolio as a result of the Company’s standard credit reviews. The allowance for loan losses as a percentage of total loans was 1.29% at March 31, 2008 compared to 1.32% at December 31, 2007 and 1.29% at March 31, 2007. Management believes that the allowance for loan losses is adequate.

During the first quarter of 2008, the Company had net charge-offs of $1.7 million, or 0.40% annualized. Almost 90% of the net charge-offs relate to three credits that had specific loss reserves totaling $1.5 million.

Nonperforming loans decreased $3.4 million from December 31, 2007. The decrease was due to moving nonperforming loans to Other real estate through foreclosure, principal reductions, and charging off deficiency balances. At March 31, 2008, nonperforming loans were $9.3 million, or 0.54%, of total loans. This compares to 0.77% at December 31, 2007 and 0.66% at March 31, 2007. Approximately $7.1 million, or 76%, of the nonperforming loans at March 31, 2008 is attributable to the soft residential housing markets in St. Louis and Kansas City.

Other real estate was $7.7 million at March 31, 2008 compared to $3.0 million at December 31, 2007 and $1.1 million at March 31, 2007. Approximately $1.8 million of the Other real estate is related to one relationship and consists of developed residential lots in St. Louis. An additional $1.8 million is related to one relationship consisting of commercial real estate. The remaining Other real estate represents several single family residences in St. Louis and Kansas City. We expect to sell approximately $1.9 million of the Other real estate in second quarter of 2008 based on signed sales contracts or contracts that are in process of being finalized.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2008	2007
Allowance at beginning of period	$21,593	$16,988
Acquired allowance for loan losses	-	2,010
Loans charged off:
Commercial and industrial	33	206
Real estate:
Commercial	335	-
Construction	458	5
Residential	960	500
Consumer and other	80	3
Total loans charged off	1,866	714
Recoveries of loans previously charged off:
Commercial and industrial	24	47
Real estate:
Commercial	-	16
Construction	125	-
Residential	43	13
Consumer and other	5	10
Total recoveries of loans	197	86
Net loan chargeoffs	1,669	628
Provision for loan losses	2,325	850

Allowance at end of period	$22,249	$19,220

Average loans	$1,689,400	$1,369,307
Total portfolio loans	1,726,455	1,492,460
Nonperforming loans	9,307	9,855

Net chargeoffs to average loans (annualized)	0.40%	0.19%
Allowance for loan losses to loans	1.29	1.29

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	March 31	December 31
(in thousands)	2008	2007
Non-accrual loans	$9,307	$12,720
Loans past due 90 days or more
and still accruing interest	-	-
Restructured loans	-	-
Total nonperforming loans	9,307	12,720
Foreclosed property	7,736	2,963
Total nonperforming assets	$17,043	$15,683

Total assets	$2,047,878	$1,999,118
Total loans	1,726,455	1,641,432
Total loans plus foreclosed property	1,734,191	1,644,395

Nonperforming loans to loans	0.54%	0.77%
Nonperforming assets to loans plus
foreclosed property	0.98	0.95
Nonperforming assets to total assets	0.83	0.78

Allowance for loan losses to nonperforming loans	239.00%	170.00%

Noninterest Income
Noninterest income increased $1.6 million, or 42% from the first quarter of 2007 compared to the first quarter 2008. The increase includes a $579,000 pre-tax gain on the sale of the Liberty branch, along with $1.0 million of gains related to state tax credit assets. In the first quarter of 2008, Wealth Management revenue from our Trust division and Millennium decreased $380,000 from the first quarter of 2007. Lower net client additions and reductions in asset values due to market performance drove lower revenue results in Trust Advisory. Higher producer payouts at Millennium also contributed to the decrease. These decreases were somewhat offset by increases from Trust Fiduciary. Our ratio of fee income to total revenue was 26% and 22% for the quarters ended March 31, 2008 and 2007, respectively.

Increases in Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges collected. Fees related to nonsufficient funds and ATM usage also increased.

Noninterest Expense
Noninterest expenses were $13.8 million in the first quarter of 2008, an increase of $2.0 million, or 17%, from the same quarter in 2007. The Company’s efficiency ratio improved from 67% in first quarter of 2007 to 64% in the first quarter of 2008. The increase includes approximately $620,000 of incremental expenses related to the addition of Great American and $347,000 of increased compensation at Millennium due to the previously announced restructuring. Excluding these amounts, noninterest expenses increased $972,000 or 8%.

Excluding the incremental impact of Great American and Millennium, salaries and benefits increased $297,000, or 4.5%. The increase is primarily due to annual merit increases along with salaries and related benefits of new associates in various areas of our organization including banking units and other support areas.

Occupancy expense increases were due to scheduled rent increases on various Company facilities along with related leasehold improvements completed at the Operations Center and our Clayton, Missouri headquarters.

Approximately $61,000 of the increase in Data processing expenses was due to incremental costs related to Great American. The remaining increase was due to upgrades to the Company’s main operating system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems.

Meals and entertainment decreased $143,000 due to less travel and controlled customer-related entertainment expenses.

The increase in Other noninterest expense includes $256,000 for FDIC insurance premiums resulting from the FDIC’s newly implemented rate structure along with a $379,000 increase in expenses related to nonperforming assets.

Income Taxes
The provision for income taxes was $2.0 million for the three months ended March 31, 2008 compared to $1.8 million for the same period in 2007. The effective tax rate for the three months ended March 31, 2008 was 35.4% compared to 36.2% for the same period in 2007. Federal tax benefits related to low income housing tax credits reduced the first quarter 2008 tax provision by $104,000.

Liquidity and Capital Resources
The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the Federal Reserve and the FHLB, the ability to acquire brokered deposits and the ability to sell loan participations to other banks.

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

Another source of funding for the parent company includes the issuance of subordinated debentures. As of March 31, 2008, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Each bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Investment securities are also an important tool to the Company’s liquidity objective. As of March 31, 2008, the entire investment portfolio was available for sale. Of the $116.8 million investment portfolio available for sale, $77.2 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining securities, excluding the FHLB capital stock, could be pledged or sold to enhance liquidity, if necessary.

The banks have a variety of funding sources available to increase financial flexibility. At March 31, 2008, under blanket loan pledges, absent being in default of their respective credit agreements, Enterprise had $87.5 million available from the FHLB of Des Moines and Great American had $9.5 million available from the FHLB of Topeka. In addition, Enterprise also had $208.0 million available from the Federal Reserve Bank under pledged loan agreements. Enterprise has access to over $70.0 million in overnight federal funds lines from various banking institutions, while Great American has over $20.0 million available in the form of overnight federal funds lines from various banking institutions. Finally, because both the banks are “well-capitalized”, they have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $545.4 million in unused loan commitments as of March 31, 2008. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliates to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2008 and December 31, 2007, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

As of March 31, 2008 and December 31, 2007, both banking affiliates were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At March 31,	At December 31,
(in thousands)	2008	2007
Tier I capital to risk weighted assets	9.15%	9.32%
Total capital to risk weighted assets	10.36%	10.54%
Leverage ratio (Tier I capital to average assets)	8.64%	8.85%
Tangible capital to tangible assets	5.77%	5.68%
Tier I capital	$168,627	$164,957
Total risk-based capital	$190,877	$186,549

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

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Asset/Liability Management Committees and approved by the Company’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to a 100 basis points and 200 basis points immediate and sustained parallel rate move, either upward or downward.

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2008.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Investments in debt and equity securities	$14,308	$15,352	$16,311	$15,150	$7,781	$47,908	$116,810
Interest-bearing deposits	6,435	-	-	-	-	-	6,435
Federal funds sold	954	-	-	-	-	-	954
Loans (1)	1,145,596	202,349	147,380	59,028	88,060	84,042	1,726,455
Loans held for sale	3,422	-	-	-	-	-	3,422
Total interest-earning assets	$1,170,715	$217,701	$163,691	$74,178	$95,841	$131,950	$1,854,076

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$860,734	$-	$-	$-	$-	$-	$860,734
Certificates of deposit	305,282	138,116	43,865	8,725	1,442	424	497,854
Subordinated debentures	32,064	-	10,310	14,433	-	-	56,807
Other borrowings	117,102	51,850	20,800	300	7,000	10,861	207,913
Total interest-bearing liabilities	$1,315,182	$189,966	$74,975	$23,458	$8,442	$11,285	$1,623,308

Interest-sensitivity GAP
GAP by period	$(144,467)	$27,735	$88,716	$50,720	$87,399	$120,665	$230,768
Cumulative GAP	$(144,467)	$(116,732)	$(28,016)	$22,704	$110,103	$230,768	$230,768
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.89	1.15	2.18	3.16	11.35	11.69	1.14
Cumulative GAP	0.89	0.92	0.98	1.01	1.07	1.14	1.14

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit
Number		Description
		Registrant herby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*	31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*	31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**	32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 12, 2008.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/	Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/	Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer