Form 10-Q
period 2008-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2008-08-11
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

As of August 6, 2008, the Registrant had 12,693,054 shares of outstanding common stock.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	At June 30,	At December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Cash and due from banks	$67,661	$76,265
Federal funds sold	15,630	75,665
Interest-bearing deposits	349	1,719
Total cash and cash equivalents	83,640	153,649
Investments in debt and equity securities
available for sale, at estimated fair value	120,072	83,333
Loans held for sale	1,666	3,420
Portfolio loans	1,849,415	1,641,432
Less: Allowance for loan losses	24,011	21,593
Portfolio loans, net	1,825,404	1,619,839
Other real estate	9,294	2,963
Fixed assets, net	25,238	22,223
Accrued interest receivable	7,766	8,334
State tax credits held for sale
at estimated fair value as of June 30, 2008	37,882	23,149
Goodwill	57,910	57,177
Intangibles, net	5,030	6,053
Prepaid expenses and other assets	23,816	18,978
Total assets	$2,197,718	$1,999,118

Liabilities and Shareholders' Equity
Deposits:
Demand	$240,148	$278,313
Interest-bearing transaction accounts	134,659	131,141
Money market accounts	668,875	672,577
Savings	11,760	10,343
Certificates of deposit:
$100 and over	462,224	347,318
Other	152,080	145,320
Total deposits	1,669,746	1,585,012
Subordinated debentures	56,807	56,807
Federal Home Loan Bank advances	203,043	152,901
Other borrowings	52,886	10,680
Notes payable	20,000	6,000
Accrued interest payable	2,705	3,710
Accounts payable and accrued expenses	9,630	10,859
Total liabilities	2,014,817	1,825,969

Shareholders' equity:
Common stock, $.01 par value;
30,000,000 shares authorized; 12,730,421 and
12,482,357 shares issued, respectively	127	125
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	108,565	104,127
Retained earnings	75,898	70,523
Accumulated other comprehensive income	54	117
Total shareholders' equity	182,901	173,149

Total liabilities and shareholders' equity	$2,197,718	$1,999,118

See accompanying notes to consolidated unaudited financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$27,857	$29,544	$56,733	$56,128
Interest on debt and equity securities:
Taxable	1,213	1,163	2,288	2,259
Nontaxable	7	9	16	17
Interest on federal funds sold	18	83	179	137
Interest on interest-bearing deposits	24	14	42	33
Dividends on equity securities	164	133	273	222
Total interest income	29,283	30,946	59,531	58,796
Interest expense:
Interest-bearing transaction accounts	366	811	942	1,560
Money market accounts	3,286	5,701	8,123	11,472
Savings	14	38	36	60
Certificates of deposit:
$100 and over	4,263	4,797	8,380	8,821
Other	1,601	2,179	3,335	3,814
Subordinated debentures	799	1,018	1,747	1,783
Federal Home Loan Bank advances	1,817	1,161	3,529	1,982
Notes payable and other borrowings	335	116	497	258
Total interest expense	12,481	15,821	26,589	29,750
Net interest income	16,802	15,125	32,942	29,046
Provision for loan losses	3,200	715	5,525	1,565
Net interest income after provision for loan losses	13,602	14,410	27,417	27,481
Noninterest income:
Wealth Management revenue	2,682	3,458	5,266	6,421
Service charges on deposit accounts	1,202	804	2,139	1,463
Other service charges and fee income	236	244	571	449
(Loss) gain on sale of branches	(19)	-	560	-
Gain (loss) on sale of other real estate	351	(8)	342	(12)
(Loss) gain on state tax credits	(29)	-	984	-
Gain on sale of securities	73	-	73	-
Miscellaneous (loss) income	(52)	408	45	482
Total noninterest income	4,444	4,906	9,980	8,803
Noninterest expense:
Employee compensation and benefits	7,575	7,141	15,914	14,449
Occupancy	977	1,025	2,060	1,903
Furniture and equipment	355	370	719	686
Data processing	560	491	1,085	915
Meals and entertainment	385	425	706	888
Amortization of intangibles	369	421	754	785
Other	2,502	2,497	5,318	4,605
Total noninterest expense	12,723	12,370	26,556	24,231

Minority interest in net income of consolidated subsidiary	-	157	-	-

Income before income tax expense	5,323	7,103	10,841	12,053
Income tax expense	1,823	2,588	3,778	4,380
Net income	$3,500	$4,515	$7,063	$7,673

Per share amounts:
Basic earnings per share	$0.28	$0.37	$0.57	$0.63
Basic weighted average common shares outstanding	12,545	12,346	12,492	12,092

Diluted earnings per share	$0.27	$0.36	$0.56	$0.62
Diluted weighted average common shares outstanding	12,760	12,692	12,717	12,451

See accompanying notes to consolidated unaudited financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

							Accumulated
							other	Total
	Common stock		Treasury stock		Additional paid	Retained	comprehensive	shareholders'
(in thousands, except shares)	Shares	Amount	Shares	Amount	in capital	earnings	income (loss)	equity
Balance December 31, 2007	12,482,357	$125	76,000	$(1,743)	$104,127	$70,523	$117	$173,149
Cumulative effect of adoption of SFAS No. 159 (see Note 9)	-	-	-	-	-	(365)	-	(365)
Balance January 1, 2008	12,482,357	125	76,000	(1,743)	104,127	70,158	117	172,784
Comprehensive income:
Net income	-	-	-	-	-	7,063	-	7,063
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	-	(16)	(16)
Reclassification adjustment for gains realized in
net income, net of tax							(47)	(47)
Total comprehensive income								7,000
Cash dividends declared ($0.105 per share)	-	-	-	-	-	(1,323)	-	(1,323)
Issuance under equity compensation plans, net	248,064	2	-	-	2,972	-	-	2,974
Share-based compensation	-	-	-	-	805	-	-	805
Net tax benefit related to equity compensation plans					661	-		661
Balance June 30, 2008	12,730,421	$127	76,000	$(1,743)	$108,565	$75,898	$54	$182,901

See accompanying notes to consolidated unaudited financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Net income	$3,500	$4,515	$7,063	$7,673
Other comprehensive income:
Unrealized (loss) gain on investment securities
arising during the period, net of tax	(934)	(95)	(16)	109
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	(47)	-	(47)	-
Total comprehensive income (loss)	(981)	(95)	(63)	109
	$2,519	$4,420	$7,000	$7,782

See accompanying notes to consolidated unaudited financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$7,063	$7,673
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	1,298	1,158
Provision for loan losses	5,525	1,565
Net amortization (accretion) of debt and equity securities	200	(60)
Amortization of intangible assets	754	785
Mortgage loans originated	(31,819)	(50,007)
Proceeds from mortgage loans sold	33,641	48,964
(Gain) loss on sale of other real estate	(342)	12
Gain on state tax credits	(984)	-
Excess tax benefits of share-based compensation	(661)	(282)
Share-based compensation	805	666
Gain on sale of branch	(560)	-
Changes in:
Accrued interest receivable	567	(55)
Accrued interest payable and other liabilities	(3,187)	(3,915)
Other, net	6	526
Net cash provided by operating activities	12,306	7,030

Cash flows from investing activities:
Cash paid in sale of branch	(6,164)	-
Cash paid for acquisitions, net of cash and cash equivalents received	-	(7,885)
Net increase in loans	(221,464)	(21,094)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	36,602	31,841
State tax credits held for sale	944	-
Other real estate	4,460	1,712
Loans previously charged off	184	161
Payments for the purchase/origination of:
Available for sale debt and equity securities	(73,642)	(13,311)
Limited partnership interests	(4,312)	-
State tax credits held for sale	(15,271)	-
Fixed assets	(4,405)	(2,651)
Net cash used in investing activities	(283,068)	(11,227)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(37,657)	(34,229)
Net increase (decrease) in interest-bearing deposit accounts	129,749	(3,900)
Proceeds from issuance of subordinated debentures	-	14,433
Proceeds from Federal Home Loan Bank advances	730,872	763,075
Repayments of Federal Home Loan Bank advances	(680,729)	(731,438)
Net increase (decrease) in other borrowings	42,206	(4,164)
Proceeds from notes payable	15,000	750
Repayments on notes payable	(1,000)	(2,751)
Cash dividends paid on common stock	(1,323)	(1,333)
Excess tax benefits of share-based compensation	661	282
Issuance of common stock under Director stock plan	97	130
Proceeds from the exercise of common stock options	2,877	1,210
Net cash provided by financing activities	200,753	2,065
Net decrease in cash and cash equivalents	(70,009)	(2,132)
Cash and cash equivalents, beginning of year	153,649	50,293
Cash and cash equivalents, end of period	$83,640	$48,161

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,594	$29,032
Income taxes	4,835	5,140
Noncash transactions:
Common stock issued for acquisitions	$-	21,200
Transfer to other real estate owned in settlement of loans	10,144	200

See accompanying notes to consolidated unaudited financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Unaudited Financial Statements

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

Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”.) SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option (“FVO”) has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The effect of the re-measurement was reported as a cumulative-effect adjustment, which reduced opening retained earnings on January 1, 2008, by $365,000. Upon adoption, the Company elected to account for $23 million of state tax credit assets at fair value. See Note 9 – Fair Value Measurements for more information.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”.) SFAS 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires several added quantitative disclosures in financial statements. SFAS 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effect that the provisions of SFAS 161 will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a replacement of FASB No. 141 (“SFAS 141R”.) SFAS 141R replaces SFAS 141, Business Combination (“SFAS 141”) and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies. SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

NOTE 2—DISPOSITIONS

Sale of Liberty Branch
As previously announced, on February 28, 2008, the Company sold its Enterprise banking branch located in Liberty, Missouri to Farmers Bank & Trust, NA of Great Bend, Kansas, an unaffiliated bank. Deposit liabilities of $7,358,000 were sold along with approximately $158,000 of fixed assets. Goodwill and core deposit intangibles related to Liberty of $97,000 and $269,000, respectively, were written off on the sale date. The pre-tax gain on the sale (after write-offs) was $560,000 (including some post closing expenses incurred in the second quarter of 2008.)

Great American transactions
Purchase and Assumption of Claycomo Branch
On June 26, 2008, Enterprise purchased the assets, assumed the deposit liabilities of the Great American Claycomo branch along with certain other assets and liabilities of Great American. Approximately $168,000,000 of assets, $126,000,000 of liabilities and $42,000,000 of additional paid in capital from Claycomo were merged into Enterprise.

Sale of Great American Bank Charter
On July 31, 2008, the Company sold the Great American bank charter and its remaining DeSoto branch to First Financial Bancshares, Inc. (“First Financial”), an unaffiliated bank holding company, for $6,500,000. The shareholders’ equity of the Great American charter on the date of the sale was $2,500,000, comprised of approximately $33,000,000 in assets and $30,500,000 in liabilities. These amounts are immaterial to the consolidated balance sheet and therefore, were not classified as held for sale on the June 30, 2008 consolidated balance sheet. Goodwill and core deposit intangibles related to Great American of $680,000 and $342,000, respectively, were written off on the sale date. The pre-tax gain on the sale (after write-offs) of approximately $2,900,000 will be recorded in the third quarter of 2008.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income, as reported	$3,500	$4,515	$7,063	$7,673

Weighted average common shares outstanding	12,545	12,346	12,492	12,092
Additional dilutive common stock equivalents	215	346	225	359
Diluted shares outstanding	12,760	12,692	12,717	12,451

Basic earnings per share	$0.28	$0.37	$0.57	$0.63
Diluted earnings per share	$0.27	$0.36	$0.56	$0.62

For the three months ended June 30, 2008 and 2007, approximately 304,000 and 10,000 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive. For the six months ended June 30, 2008 and 2007, approximately 323,000 and 7,000 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible activity for the periods presented.

(in thousands)	Goodwill
Balance at December 31, 2007	$57,177
Acquisition-related adjustments (1)	830
Goodwill write-off related to sale of Liberty branch	(97)
Balance at June 30, 2008	$57,910

(1)	Includes additional purchase accounting adjustments on the Millennium and Great American acquisitions necessary to reflect additional valuation data since the respective acquisition dates.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2007	$2,724	$3,329	$6,053
Intangible write-off related to sale of Liberty branch	-	(269)	(269)
Amortization expense	(422)	(332)	(754)
Balance at June 30, 2008	$2,302	$2,728	$5,030

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles (in thousands) at June 30, 2008.

Year		Amount
Remaining	2008	$719
	2009	1,394
	2010	1,324
	2011	421
	2012	351
After	2013	821
		$5,030

NOTE 5—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2008, no amounts have been accrued for any estimated losses for these financial instruments.

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

The contractual amount of off-balance-sheet financial instruments as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
(in thousands)	2008	2007
Commitments to extend credit	$522,990	$535,227
Standby letters of credit	36,300	36,464

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at June 30, 2008 and December 31, 2007, approximately $88,600,000 and $61,200,000, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by each bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of each bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at June 30, 2008.

NOTE 6—SEGMENT REPORTING

The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole. The Banking segment consists of two full-service commercial banks, Enterprise and Great American. The Wealth Management segment includes the Trust division of Enterprise, the state tax credit initiative, and Millennium. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a new fee initiative designed to augment the Company’s wealth management and banking lines of business. In the fourth quarter of 2007, the Company executed an agreement whereby it will purchase the rights to receive ten-year streams of state tax credits at agreed upon discount rates and then re-sell them to its clients for a profit. Millennium operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states. The Corporate segment includes parent-only matters and incurs general corporate expenses.

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At June 30, 2008
Portfolio loans	$1,849,415	$-	$-	$1,849,415
Goodwill	46,093	11,817	-	57,910
Intangibles, net	2,729	2,301	-	5,030
Deposits	1,671,805	-	(2,059)	1,669,746
Borrowings	255,929	-	76,807	332,736
Total Assets	2,134,636	53,850	9,232	2,197,718

	At December 31, 2007
Portfolio loans	$1,641,432	$-	$-	$1,641,432
Goodwill	45,379	11,798	-	57,177
Intangibles, net	3,330	2,723	-	6,053
Deposits	1,588,963	-	(3,951)	1,585,012
Borrowings	163,581	-	62,807	226,388
Total Assets	1,952,495	42,542	4,081	1,999,118

Income Statement Information	Three months ended June 30, 2008
Net interest income	$17,936	$(260)	$(874)	$16,802
Provision for loan losses	3,200	-	-	3,200
Noninterest income	1,758	2,658	28	4,444
Noninterest expense	9,000	2,828	895	12,723
Income (loss) before income tax expense	7,494	(430)	(1,741)	5,323
Income tax expense (benefit)	2,744	(156)	(765)	1,823
Net income (loss)	$4,750	$(274)	$(976)	$3,500

	Three months ended June 30, 2007
Net interest income	$16,127	$36	$(1,038)	$15,125
Provision for loan losses	715	-	-	715
Noninterest income	1,169	3,458	279	4,906
Noninterest expense	8,754	2,770	846	12,370
Minority interest	-	157	-	157
Income (loss) before income tax expense	7,827	881	(1,605)	7,103
Income tax expense (benefit)	2,863	317	(592)	2,588
Net income (loss)	$4,964	$564	$(1,013)	$4,515

	Six months ended June 30, 2008
Net interest income	$35,239	$(471)	$(1,826)	$32,942
Provision for loan losses	5,525	-	-	5,525
Noninterest income	3,529	6,254	197	9,980
Noninterest expense	18,865	5,902	1,789	26,556
Income (loss) before income tax expense	14,378	(119)	(3,418)	10,841
Income tax expense (benefit)	5,300	(43)	(1,479)	3,778
Net income (loss)	$9,078	$(76)	$(1,939)	$7,063

	Six months ended June 30, 2007
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income	$30,824	$62	$(1,840)	$29,046
Provision for loan losses	1,565	-	-	1,565
Noninterest income	2,073	6,421	309	8,803
Noninterest expense	17,060	5,490	1,681	24,231
Income (loss) before income tax expense	14,272	993	(3,212)	12,053
Income tax expense (benefit)	5,194	357	(1,171)	4,380
Net income (loss)	$9,078	$636	$(2,041)	$7,673

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Enterprise utilizes derivative financial instruments to manage its interest rate risks from certain recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes Enterprise to interest rate risk. The accounting policies associated with derivative financial instruments are discussed further in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fair Value Hedges
Previously, Enterprise entered into interest rate swap agreements to convert the fixed interest rate on certain CDs to a variable interest rate. At June 30, 2008, Enterprise had no outstanding fair value hedges. One swap with a notional amount of $10,000,000, under which Enterprise received a fixed rate of 2.90%, matured in February 2007. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $41,000 in the first quarter of 2007.

Non-Designated Hedges
Enterprise has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. At June 30, 2008, Enterprise had outstanding four non-designated hedges with a notional amount of $18,347,000. The non-designated hedges and related loans are accounted for at fair value. All changes in fair value are measured on a quarterly basis. The net change in fair value of the hedge and related loans decreased interest income by $31,000 and $41,000 in the three and six months ended June 30, 2008, respectively. The net change in fair value of the hedge and related loans decreased interest income by $1,000 and $4,000 in the three and six months ended June 30, 2007, respectively.

The swap agreements provide for Enterprise to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR. Under the swap agreements Enterprise is to pay or receive interest monthly. The net cash flows related to these hedges decreased interest income on loans by $53,000 and $49,000 in the three and six months ended June 30, 2008, respectively. There were no net cash flows related to these hedges for the three and six months ended June 30, 2007.

The following table summarizes Enterprise’s derivative financial instruments at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(in thousands)	2008	2007
Non-Designated Hedges
Notional amount	$18,347	$5,397
Weighted average pay rate	6.27%	8.31%
Weighted average receive rate	4.81%	7.60%
Weighted average maturity in months	59	69

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of Enterprise’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss Enterprise would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. At June 30, 2008 and 2007, Enterprise had not pledged securities or received collateral in connection with the interest rate swap agreement.

NOTE 8—SHARE-BASED COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The share-based compensation expense that was charged against income was $448,000 and $901,000 for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, the share-based compensation expense charged against income was $430,000 and $744,000, respectively.

The fair value of the stock options granted in the six months ended June 30, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model with the following average assumptions:

Six months ended
June 30, 2008
Risk-free interest rate	4.2%
Expected dividend rate	0.6%
Expected volatility	38.0%
Expected term	6 years

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At June 30, 2008, there was $2,161,000 of total unrecognized compensation costs related to stock options and SSAR’s, which is expected to be recognized over a weighted average period of 4.0 years. Following is a summary of the employee stock option and SSAR activity for the first six months of 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	891,816	$15.42
Granted	146,198	20.69
Exercised	(242,279)	11.83
Forfeited	(73,815)	25.53
Outstanding at June 30, 2008	721,920	$16.66	6.3 years	$1,582
Exercisable at June 30, 2008	463,376	$13.24	4.4 years	$2,600
Vested and expected to vest at June 30, 2008	659,906	$15.97	6.3 years	$1,901

Restricted Stock Units (“RSU”)
At June 30, 2008, there was $3,845,000 of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 3.5 years. A summary of the Company's restricted stock unit activity for the first six months of 2008 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	168,286	$23.74
Granted	94,567	21.40
Vested	-	-
Forfeited	(30,419)	23.35
Outstanding at June 30, 2008	232,434	$22.84

Stock Plan for Non-Management Directors
The Company recognized $2,000 and $97,000 of stock-based compensation expense for the directors for the three and six months ended June 30, 2008, respectively. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $37,000 and $78,000 of stock-based compensation expense for the directors for the three and six months ended June 30, 2007, respectively. Pursuant to this plan, the Company issued 4,434 and 4,358 shares in the first six months of 2008 and 2007, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2008 or 2007. Following is a summary of the Moneta stock option activity for the first six months of 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	137,098	$12.62
Granted	-	-
Exercised	(1,851)	10.33
Forfeited	(4,169)	15.32
Outstanding at June 30, 2008	131,078	$12.57	1.4 years	$824
Exercisable at June 30, 2008	131,078	$12.57	1.4 years	$824
Vested and expected to vest at June 30, 2008	131,078	$12.57	1.4 years	$824

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

Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Level 3 securities available for sale include a Federal Home Loan Mortgage Corporation pool. Membership stock in the Federal Home Loan Banks (“FHLB”) and the Federal Reserve are reported at cost, which approximates fair value.

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

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Inputs	Inputs	Inputs	Value
Assets
Securities available for sale	$-	$116,158	$3,914	$120,072
State tax credits held for sale	-	37,882	-	37,882
Portfolio loans	-	18,318	-	18,318
Total assets	$-	$172,357	$3,914	$176,271

Liabilities
Derivative financial instruments	$-	$13	$-	$-
Total liabilities	$-	$13	$-	$-

The following table presents the changes in Level 3 financial instruments measured at fair value as of June 30, 2008.

Available for sale
securities, at fair
(in thousands)	value
Balance at beginning of quarter	$6,914
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	(246)
Purchases, sales, issuances and settlements, net	(46)
Transfer in and/or out of Level 3	(2,708)
Balance at end of quarter	$3,914

Change in unrealized gains or losses relating to
assets still held at the reporting date	$(246)

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

The following table presents the financial instruments measured at fair value on a non-recurring basis as of June 30, 2008.

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Input	Input	Input	Value
Loans held for sale	$-	$1,666	$-	$1,666
Impaired loans	-	13,180	-	13,180
Other real estate	-	9,294	-	9,294
Total	$-	$24,140	$-	$24,140

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. At June 30, 2008, all state tax credits held for sale are accounted for at fair value to better reflect the economic benefits of this asset class to the Company. Changes in the fair value of the state tax credits held for sale of $(135,000) and $768,000 were reported in Gain (loss) on sale of tax credits in the Consolidated Statements of Income for the three and six months ended June 30, 2008, respectively. There were no valuation allowances related to the state tax credits held for sale that were impacted by the adoption of SFAS 159. Below is a summary of the impact of the initial implementation of the FVO.

			January 1, 2008
	December 31, 2007	Cumulative effect of	fair value (carrying
	(carrying value prior	adjustment at	value after
(in thousands)	to adoption)	January 1, 2008	adoption)
State tax credits held for sale	$23,117	$(570)	$22,547
Pretax cumulative effect of adoption of the fair value option		(570)
Increase in deferred tax asset		205
Cumulative effect of adoption of the fair value option
(charge to retained earnings)		$(365)

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

Our acquisitions could cause results to differ from expected results due to costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2008 compared to the financial condition as of December 31, 2007. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2008 compared to the same periods in 2007. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2007.

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

The Company’s consolidated financial position reflects material amounts of assets and liabilities that are measured at fair value. Securities available for sale and state tax credits held for sale are carried at fair value. The fair value of securities available for sale is based upon measurements from an independent pricing service, including dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data and other information. Fair value of state tax credits held for sale is determined using an internal valuation model with observable market data inputs. Considerable judgment may be required in determining the assumptions used in certain pricing models, including interest rate, credit risk and liquidity risk assumptions. Changes in these assumptions may have a significant effect on values.

Information concerning recently issued accounting pronouncements, which are not yet effective, is included in Note 1. With the exception of SFAS 141R, the Company does not expect any of the recently issued accounting pronouncements to have a material effect on its financial condition. SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

Except as described in Note 9 – Fair Value Measurements, management believes there have been no material changes to our critical accounting policies.

Executive Summary
Net income for the three and six months ended June 30, 2008 was $3.5 million and $7.1 million, a decrease of 22% and 8%, respectively, compared to $4.5 million and $7.7 million for the same periods in 2007. Fully diluted earnings per share for the three months ended June 30, 2008 were $0.27, a 25% decrease from the same quarter of 2007. Fully diluted earnings per share for the first six months of 2008 were $0.56, or down 10%, compared to $0.62 for the same period of 2007.

  Overall – Our second quarter results reflect the challenges and the opportunities created by the turmoil in the financial markets. Recent rate reductions have pressured our net interest margin and the slowdown in the homebuilding industry has elevated nonperforming asset and net charge-off levels compared to our historical experience. These conditions are also creating significant competitive opportunities in our markets. We continue growing our loan portfolio and core deposit funding base and attracting new clients at a record pace this year. Robust loan and deposit growth bodes well for future earnings even though the related provision expense is a major factor in our lower current earnings.

  Loan growth – At June 30, 2008, portfolio loans were $1.85 billion, an increase of $208.0 million or 25% annualized, from December 31, 2007. Portfolio loans were up $349.0 million, or 23%, from June 30, 2007. The strong net growth in loans is attributable in part to a more favorable competitive environment, with fewer competitors positioned today to capture new business, resulting in both increased volumes and more favorable pricing. From a market perspective, approximately 58% of the loan growth was generated in St. Louis, with the remainder from Kansas City and Phoenix. The breakdown of new loan fundings and originations in the first six months of 2008 by industry code is shown below.

  Deposit growth – Total deposits were $1.67 billion at June 30, 2008, an increase of $85.0 million, or 5%, from December 31, 2007. Total deposits grew $242.0 million, or 17%, from June 30, 2007 and $79.0 million, or 5%, from March 31, 2008. Non-interest bearing deposits represented 14% of total deposits at June 30, 2008. The Company remains predominantly core-funded. Our treasury management pipelines remain strong; therefore, we expect to continue experiencing increases in non-interest bearing deposits throughout the year. As a result of strong loan growth in the first half of the year, we utilized approximately $140.0 million net in brokered certificates of deposit to fund shortfalls due to loan demand. Approximately $72.0 million of the net increase was in brokered certificates of deposits with maturities less than two years. Brokered deposits represented 16% of total average deposits at June 30, 2008.

  Asset quality – Nonperforming assets totaled $22.5 million, or 1.02%, of total assets at June 30, 2008 versus 0.78% and 0.75% at December 31, 2007 and June 30, 2007, respectively. At June 30, 2008, nonperforming loans represented 0.71% of portfolio loans compared to 0.77% at December 31, 2007. The allowance for loan losses was $24.0 million, or 1.30%, of portfolio loans versus $21.6 million, or 1.32%, at the end of 2007. See Provision for loan losses and nonperforming assets below for more information.

  Net Interest Rate Margin – The fully tax-equivalent net interest rate margin was 3.56% for second quarter of 2008 versus 3.63% for the first quarter of 2008 and 3.81% for second quarter of 2007. Net interest margin has been compressed largely due to sharply reduced short-term rates from a year ago. However, net interest spread between interest-bearing assets and interest-bearing liabilities has increased 0.11% from 3.09% to 3.20% on a year over year basis and increased 0.05% over first quarter 2008. Through aggressive repricing initiatives, we have been able to reduce our interest-bearing liability costs more than enough to offset lower earning asset yields.

  Branch Sales and Expansion – As part of our expansion effort, we plan to continue our strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service. As a result, on February 28, 2008, we sold the Enterprise branch in Liberty, Missouri for a pre-tax gain of $560,000. On June 26, 2008, we merged the Claycomo branch of Great American into Enterprise and on July 31, 2008, we sold the Great American bank charter along with the DeSoto, Kansas branch. See Note 2 – Dispositions for more information.

  During 2007, we announced our intent to enter the Phoenix, Arizona market, initially with a loan production office and subsequently through an application to establish a new Arizona state bank charter. The Company’s Arizona CEO is actively recruiting additional team members and local investors/directors to serve the planned de novo bank. The loan production office located in Central Phoenix opened in the fourth quarter of 2007. Through June 2008, the loan production office has generated approximately $20.0 million of commercial and industrial and commercial real estate loans.

  Wealth Management – Fee income from the Wealth Management line of business, in the second quarter of 2008 totaled $2.7 million, an $800,000 or 23% decrease, from the same quarter of 2007. For the six months ended June 30, 2008, Wealth Management fee income totaled $6.3 million, down $100,000 or 2%, for the same period in 2007. Our Wealth Management business, while underperforming relative to prior year, has made substantial investments in both personnel and technology that we anticipate will result in significant improvement in second half performance. See Noninterest Income in this section for more information.

  As part of our new tax credit brokerage initiative within our Wealth Management segment, during the first half of 2008, we reported $984,000 of gains related to state tax credits held for sale. Approximately $768,000 of the total gains were related to fair value accounting permitted under SFAS 159. The change in the fair value of the state tax credits held for sale was $(135,000) in the second quarter of 2008. See Note 9 – Fair Value Measurements for more information.

Net Interest Income
In response to the recent federal funds (“fed funds”) decreases, which in turn lowered the prime rate earned on many of our loans, we aggressively reduced deposits rates. In order for us to maintain our net interest rate margin at adequate levels, we will continue to reduce the cost of our short-term and maturing funding sources to respond to the impact of any additional interest rate decreases, while maintaining a competitive position within our market. The rapidity and severity of any additional rate cuts will have some impact on our ability to mitigate the effects of these cuts in the short-term. However, because the Company is slightly asset sensitive, which means our assets generally re-price faster than our liabilities, any increases in the fed funds rate by the Federal Open Market Committee will generally cause our asset yields to increase.

Three months ended June 30, 2008 and 2007
Net interest income (on a tax-equivalent basis) was $17.0 million for the three months ended June 30, 2008 compared to $15.4 million for the same period of 2007, an increase of $1.6 million, or 10%. Total interest income decreased $1.7 million offset by a decrease in total interest expense $3.3 million.

Average interest-earning assets increased $300.0 million, or 19%, to $1.922 billion for the quarter ended June 30, 2008 compared to $1.622 billion for the quarter ended June 30, 2007. Loans accounted for the majority of the growth, increasing by $294.0 million, or 20% to $1.792 billion. Interest income on loans increased $5.1 million from growth, but was offset by a decrease of $6.9 million due to the impact of rates, for a net decrease of $1.7 million versus second quarter of 2007.

For the quarter ended June 30, 2008, average interest-bearing liabilities increased $316.0 million, or 23%, to $1.687 billion compared to $1.372 billion for the quarter ended June 30, 2007. The growth in interest-bearing liabilities resulted from a $166.0 million increase in interest-bearing core deposits and a $150.0 million increase in borrowed funds including FHLB advances. We continue to meet loan funding shortfalls with FHLB advances and brokered certificates of deposit. For the second quarter of 2008, interest expense on interest-bearing liabilities increased $2.8 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $6.1 million versus second quarter of 2007, for a net decrease of $3.3 million.

The tax-equivalent net interest rate margin was 3.56% for the second quarter of 2008 compared to 3.81% for same period of 2007. The majority of the decline in the margin was due to the severity of the rate decreases by the Federal Open Market Committee during the latter half of 2007 and early first half of 2008. While the margin declined from second quarter 2007, the net interest rate spread widened from 3.09% to 3.20% as a result of our ability to maintain our loan pricing relative to lower deposit costs.

Six months ended June 30, 2008 and 2007
Net interest income (on a tax-equivalent basis) was $33.4 million for the six months ended June 30, 2008, compared to $29.6 million for the same period of 2007, an increase of $3.8 million, or 13%. Total interest income increased $659,000 while total interest expense decreased $3.2 million.

Average interest-earning assets increased $311.0 million, or 20%, to $1.866 billion for the six months ended June 30, 2008 compared to $1.555 billion for the same period in 2007. During the same period, average loans increased $307.0 million, or 21%, from $1.434 billion to $1.741 billion.

For the six months ended June 30, 2008, average interest-bearing liabilities increased $321.0 million, or 25%, to $1.627 billion compared to $1.306 billion for the six months ended June 30, 2007.

The net interest rate margin (on a tax-equivalent basis) was 3.60% for the first half of 2008, compared to 3.83% in the same period of 2007. The net interest rate spread widened from 3.10% to 3.17% as a result of our ability to maintain our loan pricing relative to lower deposit costs. Changes in yields and cost of funds are similar to those described above.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,765,670	$27,484	6.26%	$1,460,743	$29,056	7.98%
Tax-exempt loans (2)	25,979	587	9.09	37,316	762	8.19
Total loans	1,791,649	28,071	6.30	1,498,059	29,818	7.98
Taxable investments in debt and equity securities	120,559	1,377	4.59	115,970	1,296	4.48
Non-taxable investments in debt and equity
securities (2)	766	12	6.30	953	14	5.89
Short-term investments	9,335	43	1.85	7,157	98	5.49
Total securities and short-term investments	130,660	1,432	4.41	124,080	1,408	4.55
Total interest-earning assets	1,922,309	29,503	6.17	1,622,139	31,226	7.72
Non-interest earning assets:
Cash and due from banks	40,983			42,784
Other assets	162,276			108,821
Allowance for loan losses	(22,986)			(19,447)
Total assets	$2,102,582			1,754,297

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$125,304	$366	1.17%	$126,426	$811	2.57%
Money market accounts	700,005	3,286	1.89	539,362	5,701	4.24
Savings	11,458	14	0.49	13,540	38	1.13
Certificates of deposit	542,180	5,864	4.35	534,041	6,976	5.24
Total interest-bearing deposits	1,378,947	9,530	2.78	1,213,369	13,526	4.47
Subordinate debentures	56,807	799	5.66	56,807	1,018	7.19
Borrowed funds	251,680	2,152	3.44	101,563	1,277	5.04
Total interest-bearing liabilities	1,687,434	12,481	2.97	1,371,739	15,821	4.63
Noninterest bearing liabilities:
Demand deposits	221,858			212,634
Other liabilities	12,016			8,261
Total liabilities	1,921,308			1,592,634
Shareholders' equity	181,274			161,663
Total liabilities & shareholders' equity	$2,102,582			$1,754,297
Net interest income		$17,022			$15,405
Net interest spread			3.20%			3.09%
Net interest rate margin (3)			3.56			3.81

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,469,000 and $843,000 for the quarters ended June 30, 2008, and 2007, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $220,000 and $280,000 for the quarters ended June 30, 2008 and 2007, respectively.
(3)	Net interest income divided by average total interest-earning assets.

The loans and deposits associated with Great American are included for four months of 2007.

	Six months ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,714,878	$55,978	6.56%	$1,399,503	$55,222	7.96%
Tax-exempt loans (2)	25,646	1,186	9.30	34,536	1,414	8.26
Total loans	1,740,524	57,164	6.60	1,434,039	56,636	7.96
Taxable investments in debt and equity securities	109,538	2,561	4.70	113,845	2,481	4.39
Non-taxable investments in debt and equity
securities (2)	844	25	5.96	922	26	5.69
Short-term investments	15,440	221	2.88	6,234	169	5.47
Total securities and short-term investments	125,822	2,807	4.49	121,001	2,676	4.46
Total interest-earning assets	1,866,346	59,971	6.46	1,555,040	59,312	7.69
Non-interest earning assets:
Cash and due from banks	41,349			43,649
Other assets	153,476			98,120
Allowance for loan losses	(22,585)			(18,605)
Total assets	$2,038,586			$1,678,204

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$125,835	$942	1.51%	$119,559	$1,560	2.63%
Money market accounts	696,461	8,123	2.35	542,651	11,472	4.26
Savings	10,880	36	0.67	10,375	60	1.17
Certificates of deposit	512,538	11,715	4.60	493,850	12,635	5.16
Total interest-bearing deposits	1,345,714	20,816	3.11	1,166,435	25,727	4.45
Subordinate debentures	56,807	1,747	6.18	49,955	1,783	7.20
Borrowed funds	224,627	4,026	3.60	89,962	2,240	5.02
Total interest-bearing liabilities	1,627,148	26,589	3.29	1,306,352	29,750	4.59
Noninterest bearing liabilities:
Demand deposits	219,767			210,427
Other liabilities	12,949			8,786
Total liabilities	1,859,864			1,525,565
Shareholders' equity	178,722			152,639
Total liabilities & shareholders' equity	$2,038,586			$1,678,204
Net interest income		$33,382			$29,562
Net interest spread			3.17%			3.10%
Net interest rate margin (3)			3.60			3.83

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $2,347,000 and $1,622,000 for the six months ended June 30, 2008, and 2007, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $440,000 and $516,000 for the six months ended June 30, 2008 and 2007 respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2008 compared to 2007
	3 month			6 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume (1)	Rate (2)	Net	Volume (1)	Rate (2)	Net
Interest earned on:
Taxable loans	$5,372	$(6,944)	$(1,572)	$11,336	$(10,580)	$756
Nontaxable loans (3)	(252)	77	(175)	(394)	166	(228)
Taxable investments in debt
and equity securities	49	32	81	(94)	174	80
Nontaxable investments in debt
and equity securities (3)	(3)	1	(2)	(2)	1	(1)
Short-term investments	24	(79)	(55)	161	(109)	52
Total interest-earning assets	$5,190	$(6,913)	$(1,723)	$11,007	$(10,348)	$659

Interest paid on:
Interest-bearing transaction accounts	$(7)	$(438)	$(445)	$79	$(697)	$(618)
Money market accounts	1,360	(3,775)	(2,415)	2,706	(6,055)	(3,349)
Savings	(5)	(19)	(24)	3	(27)	(24)
Certificates of deposit	103	(1,215)	(1,112)	475	(1,395)	(920)
Subordinated debentures	-	(219)	(219)	231	(267)	(36)
Borrowed funds	1,385	(510)	875	2,570	(784)	1,786
Total interest-bearing liabilities	2,836	(6,176)	(3,340)	6,064	(9,225)	(3,161)
Net interest income	$2,354	$(737)	$1,617	$4,943	$(1,123)	$3,820

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses and nonperforming assets
The provision for loan losses in the second quarter of 2008 was $3.2 million compared to $715,000 in the same quarter of 2007 and $2.3 million in the first quarter of 2008. The increase for the second quarter was driven equally by strong loan growth and adverse changes in risk ratings on several credits primarily in the residential builder portfolio. The allowance for loan losses as a percentage of total loans was 1.30% at June 30, 2008 compared to 1.32% at December 31, 2007 and 1.31% at June 30, 2007. Management believes that the allowance for loan losses is adequate.

At June 30, 2008, nonperforming loans were $13.2 million, or 0.71%, of total loans. This compares to $12.7 million, or 0.77%, at December 31, 2007 and $12.7 million, or 0.84%, at June 30, 2007. Other real estate was $9.3 million at June 30, 2008 compared to $3.0 million at December 31, 2007 and $440,000 at June 30, 2007.

Our credit issues remain concentrated in the residential homebuilding sector. That industry remains under stress and these conditions are not likely to abate quickly, although it’s important to note that residential homebuilding represents only 11% of our total loan portfolio. While we have also seen stress in parts of the commercial retail-real estate segment and in trucking-related businesses, most other industry sectors in our markets remain relatively healthy, with some doing quite well.

Approximately $5.2 million, or 39%, of nonperforming loans and $8.9 million, or 95%, of the Other real estate is attributable to the soft residential housing markets in the Kansas City market. In total, 63% of nonperforming assets are related to residential development. The largest single nonperforming loan is $4.9 million and is for a commercial retail development in Northwest Arkansas. The largest Other real estate property is a $3.4 million residential development in Kansas City.

Second quarter net charge-offs of $1.4 million, or 0.32%, of average portfolio loans on an annualized basis, compared to $232,000, or 0.06%, for the second quarter of 2007 and $1.7 million, or 0.40%, for the first quarter of 2008. Three residential credits that were specifically reserved for at March 31, 2008 represent $1.3 million, or 91%, of the second quarter net charge-offs.

Our nonperforming asset and net charge-off ratios are consistent with our expectations as we progress through this credit cycle. We do expect nonperforming asset levels to increase and remain at elevated levels for the next several quarters. We are managing the process aggressively, as illustrated by the progression of nonperforming loans to Other real estate and, ultimately, to disposition of the real estate. Through June 30, 2008, we sold $4.0 million of Other real estate at a net gain of $342,000. We expect to sell an additional $970,000 of Other real estate in the third quarter of 2008 based on signed sales contracts or contracts that are in process of being finalized.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Allowance at beginning of period	$22,249	$19,220	$21,593	$16,988
Acquired allowance for loan losses	-	-	-	2,010
Loans charged off:
Commercial and industrial	-	2	33	209
Real estate:
Commercial	-	-	334	-
Construction	490	66	1,024	71
Residential	972	159	1,932	658
Consumer and other	8	80	13	83
Total loans charged off	1,470	307	3,336	1,021
Recoveries of loans previously charged off:
Commercial and industrial	26	70	50	118
Real estate:
Commercial	-	-	-	15
Construction	2	-	127	-
Residential	-	1	43	14
Consumer and other	4	4	9	14
Total recoveries of loans	32	75	229	161
Net loan chargeoffs	1,438	232	3,107	860
Provision for loan losses	3,200	715	5,525	1,565
Allowance at end of period	$24,011	$19,703	$24,011	$19,703

Average loans	$1,791,712	$1,498,059	$1,740,524	$1,434,039
Total portfolio loans	1,849,415	1,500,512	1,849,415	1,500,512
Nonperforming loans	13,180	12,661	13,180	12,661

Net chargeoffs to average loans (annualized)	0.32%	0.06%	0.36%	0.12%
Allowance for loan losses to loans	1.30	1.31	1.30	1.31

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	June 30	December 31
(in thousands)	2008	2007
Non-accrual loans	$13,180	$12,720
Loans past due 90 days or more
and still accruing interest	-	-
Restructured loans	-	-
Total nonperforming loans	13,180	12,720
Foreclosed property	9,294	2,963
Total nonperforming assets	$22,474	$15,683

Total assets	$2,197,718	$1,999,118
Total loans	1,849,415	1,641,432
Total loans plus foreclosed property	1,858,709	1,644,395

Nonperforming loans to total loans	0.71%	0.77%
Nonperforming assets to total loans plus
foreclosed property	1.21	0.95
Nonperforming assets to total assets	1.02	0.78

Allowance for loan losses to nonperforming loans	182.00%	170.00%

Noninterest Income
Noninterest income was $10.0 million in the first half of 2008, an increase of $1.2 million, or 13%, from the same period in 2007. Noninterest income decreased $462,000, or 9%, from the second quarter of 2007 compared to the same quarter in 2008.

The year-over-year increase includes a $560,000 pre-tax gain on the sale of the Liberty branch, along with $984,000 of gains related to state tax credit assets. These gains are offset by lower Wealth Management revenue as described below:

  Trust revenues have been negatively impacted by declining market values of assets under management and client attrition related to advisor turnover experienced in the first quarter.

  Fiduciary revenues continue to grow modestly as new business volumes have been steady.

  Millennium Brokerage Group revenues continue to be adversely impacted by declining sales margins due to a shifting carrier mix and higher producer payouts. Management is pursuing strategies to increase producer sales volumes and renegotiate higher carrier payouts. Given Millennium’s current operating performance, there is a possibility of a goodwill impairment charge in 2008. The second half of the year has historically generated the majority of annual revenues for Millennium.

Increases in Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges collected. Fees related to our international operations and ATM usage also increased. Through June 30, 2008, we sold $4.0 million of Other real estate at a net gain of $342,000. In second quarter 2008, we incurred some additional expenses related to the sale of the Liberty branch, which are included in the Gain on sale of branches. Reported fee income from state tax credits during the second quarter was negative due to a $135,000 fair value reduction under SFAS 159. During the second quarter of 2008, the Company had a gross realized gain of $73,000 on a call of an available for sale security. Miscellaneous income for second quarter of 2007 includes $268,000 generated from the sale of a holding company investment in an investment management firm.

Our ratio of fee income to total revenue was 21% and 24% for the three months ended June 30, 2008 and 2007, respectively. Our ratio of fee income to total revenue was 23% for the six months ended June 30, 2008 and 2007.

Noninterest Expense
Noninterest expenses were $12.7 million in the second quarter of 2008, an increase of $353,000, or 3%, from the same quarter in 2007. The Company’s efficiency ratio improved from 61.8% in the second quarter of 2007 to 59.9% in the second quarter of 2008. Noninterest expenses decreased $1.1 million, or 8%, from the first quarter of 2008 due to savings in salaries and benefits, rental expense and real estate owned expenses.

Noninterest expenses were $26.6 million in the first half of 2008, an increase of $2.3 million, or 10%, from the same period in 2007. The year-over-year increase in noninterest expenses includes approximately $617,000 of incremental expenses related to the addition of Great American and $655,000 of Millennium expenses primarily related to increased compensation due to the previously announced restructuring. Excluding these amounts, noninterest expenses increased $1.1 million, or 5%.

For the three months ended June 30, 2008, excluding the incremental impact of the Millennium compensation due to the restructuring, salaries and benefits increased $191,000, or 3% from the same quarter in 2007. For the six months ended June 30, 2008, excluding the incremental impact of Great American and Millennium, salaries and benefits increased $476,000, or 4% from the same period in 2007. The increases are primarily due to annual merit increases along with other benefits such as company-paid insurance benefits and compensation costs related to our performance-based long-term incentive plan. These expenses were somewhat offset by reduced Wealth Management commissions.

For the six months ended June 30, 2008, Other noninterest expense includes an increase of $440,000 for FDIC insurance premiums resulting from the FDIC’s newly implemented rate structure along with a $300,000 increase in expenses related to nonperforming assets.

Income Taxes
The provision for income taxes was $1.8 million and $3.8 million for the three and six months ended June 30, 2008 compared to $2.6 million and $4.4 million for the same periods in 2007. The effective tax rate for the three and six months ended June 30, 2008 was 34.2% and 34.8%, respectively, compared to 36.4% and 36.3% for the same periods in 2007. Federal tax benefits related to low income housing tax credits reduced the tax provision by $131,000 and $235,000, for the three and six months ended June 30, 2008.

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

The parent Company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent Company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $20.0 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises).

Another source of funding for the parent company includes the issuance of subordinated debentures. As of June 30, 2008, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Each bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Investment securities are also an important tool to the Company’s liquidity objective. As of June 30, 2008, the entire investment portfolio was available for sale. Of the $120.0 million investment portfolio available for sale, $89.1 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. Approximately $12.0 million of the remaining securities could be pledged or sold to enhance liquidity, if necessary.

The banks have a variety of funding sources available to increase financial flexibility. At June 30, 2008, under blanket loan pledges, absent being in default of their respective credit agreements, Enterprise had $20.2 million available from the FHLB of Des Moines. The amount available from the FHLB of Des Moines increased by approximately $130.0 million in early July as a result of increases in Enterprise organic loans and loans related to the Claycomo branch acquisition which were pledged to the FHLB of Des Moines. In conjunction with the Claycomo branch acquisition and in anticipation of the Great American sale, all outstanding advances with the FHLB of Topeka were paid in full in June 2008.

At June 30, 2008, Enterprise also had $311.0 million available from the Federal Reserve Bank of St. Louis under pledged loan agreements. Enterprise has access to over $70.0 million in overnight federal funds lines from various banking institutions, while Great American has $19.0 million available in the form of overnight federal funds lines from various banking institutions. Finally, because both the banks are “well-capitalized”, they have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $523.0 million in unused loan commitments as of June 30, 2008. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliates to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2008 and December 31, 2007, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

As of June 30, 2008 and December 31, 2007, both banking affiliates were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%).

On a consolidated basis, strong asset growth has outpaced reported earnings for the first half of 2008 due to increased provision expense and compressed margins in both lines of business. As a result, as of June 30, 2008, the Company’s consolidated risk-based capital ratio was 9.96%, which is 0.04% below the 10% “well-capitalized” threshold. This has no immediate or direct negative impact except for a requirement that the Company obtain regulatory approval prior to acquiring any non-bank business. As mentioned above, our two banking subsidiaries remain “well-capitalized.” To support continuing growth and the anticipated charter approvals for our Arizona bank and national Trust company by the end of the year, the Company expects to add $30.0 million or more in regulatory capital in the form of subordinated debt and convertible trust preferred securities.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At June 30,	At December 31,
(in thousands)	2008	2007
Tier I capital to risk weighted assets	8.76%	9.32%
Total capital to risk weighted assets	9.96%	10.54%
Leverage ratio (Tier I capital to average assets)	8.39%	8.85%
Tangible capital to tangible assets	5.62%	5.68%
Tier I capital	$175,062	$164,957
Total risk-based capital	$199,073	$186,549

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2008.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Investments in debt and equity securities	$4,869	$17,421	$36,741	$9,518	$10,196	$41,327	$120,072
Interest-bearing deposits	349	-	-	-	-	-	349
Federal funds sold	15,630	-	-	-	-	-	15,630
Loans (1)	1,226,958	176,513	147,476	66,603	144,083	87,782	1,849,415
Loans held for sale	1,666	-	-	-	-	-	1,666
Total interest-earning assets	$1,249,472	$193,934	$184,217	$76,121	$154,279	$129,109	$1,987,132

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$815,294	$-	$-	$-	$-	$-	$815,294
Certificates of deposit	402,853	140,995	60,440	8,209	1,378	429	614,304
Subordinated debentures	32,064	-	10,310	14,433	-	-	56,807
Other borrowings	201,336	40,650	16,100	7,000	-	10,843	275,929
Total interest-bearing liabilities	$1,451,547	$181,645	$86,850	$29,642	$1,378	$11,272	$1,762,334

Interest-sensitivity GAP
GAP by period	$(202,075)	$12,289	$97,367	$46,479	$152,901	$117,837	$224,798
Cumulative GAP	$(202,075)	$(189,786)	$(92,419)	$(45,940)	$106,961	$224,798	$224,798
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.86	1.07	2.12	2.57	111.96	11.45	1.13
Cumulative GAP	0.86	0.88	0.95	0.97	1.06	1.13	1.13

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders was held on April 23, 2008. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors and all nominees were elected.

The results of the voting on each proposal submitted at the meeting are as follows:

PROPOSAL NO. 1: ELECTION OF DIRECTORS*

Director	For	Withheld
Kevin C. Eichner	9,283,955	182,117
Peter F. Benoist	9,415,439	50,633
Michael A. DeCola	9,363,530	102,542
William H. Downey	9,388,443	77,629
Robert E. Guest, Jr.	9,378,151	87,921
Lewis A. Levey	9,368,093	97,979
Birch M. Mullins	9,397,769	68,303
James J. Murphy Jr.	9,388,443	77,629
Brenda D. Newberry	9,379,296	86,776
Robert E. Saur	8,378,395	1,087,677
Sandra Van Trease	9,345,696	120,376
Henry D. Warshaw	9,410,229	55,843

* Vote tally for Directors is reported on a non-cumulative basis.

PROPOSAL NO. 2: APPROVE AMENDMENT OF THE 2002 STOCK INCENTIVE PLAN

For	Against	Abstain
5,617,705	1,527,289	47,009

ITEM 6: EXHIBITS

Exhibit
Number		Description
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 11, 2008.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer