Form 10-Q
period 2008-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2008-11-07
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [  ]  No [X]

As of November 4, 2008, the Registrant had 12,726,975 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	At September 30,	At December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Cash and due from banks	$38,641	$76,265
Federal funds sold	1,718	75,665
Interest-bearing deposits	2,178	1,719
Total cash and cash equivalents	42,537	153,649
Investments in debt and equity securities
available for sale, at estimated fair value	113,932	83,333
Loans held for sale	520	3,420
Portfolio loans	1,942,600	1,641,432
Less: Allowance for loan losses	25,662	21,593
Portfolio loans, net	1,916,938	1,619,839
Other real estate	11,285	2,963
Fixed assets, net	25,166	22,223
Accrued interest receivable	7,926	8,334
State tax credits held for sale
at estimated fair value as of September 30, 2008	37,751	23,149
Goodwill	51,312	57,177
Intangibles, net	4,346	6,053
Prepaid expenses and other assets	24,688	18,978
Total assets	$2,236,401	$1,999,118

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$225,013	$278,313
Interest-bearing transaction accounts	118,614	131,141
Money market accounts	656,836	672,577
Savings	7,600	10,343
Certificates of deposit:
$100k and over	528,776	347,318
Other	151,214	145,320
Total deposits	1,688,053	1,585,012
Subordinated debentures	59,307	56,807
Federal Home Loan Bank advances	222,926	152,901
Federal funds purchased	36,600	-
Other borrowings	18,632	10,680
Notes payable	18,000	6,000
Accrued interest liability	2,621	3,710
Accounts payable and accrued expenses	5,303	10,859
Total liabilities	2,051,442	1,825,969

Shareholders' equity:
Common stock, $.01 par value;
30,000,000 shares authorized; 12,769,996 and
12,482,357 shares issued, respectively	128	125
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	109,743	104,127
Retained earnings	76,549	70,523
Accumulated other comprehensive income	282	117
Total shareholders' equity	184,959	173,149

Total liabilities and shareholders' equity	$2,236,401	$1,999,118

See accompanying notes to consolidated unaudited financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$27,859	$30,415	$84,591	$86,542
Interest on debt and equity securities:
Taxable	1,248	1,139	3,536	3,398
Nontaxable	7	9	23	25
Interest on federal funds sold	21	93	200	230
Interest on interest-bearing deposits	9	15	51	47
Dividends on equity securities	145	136	417	358
Total interest income	29,289	31,807	88,818	90,600
Interest expense:
Interest-bearing transaction accounts	359	803	1,301	2,363
Money market accounts	3,165	6,037	11,288	17,509
Savings	11	37	47	96
Certificates of deposit:
$100 and over	4,757	4,854	13,137	13,674
Other	1,472	2,098	4,807	5,912
Subordinated debentures	805	1,038	2,551	2,822
Federal Home Loan Bank advances	1,759	1,042	5,288	3,024
Notes payable and other borrowings	377	93	874	350
Total interest expense	12,705	16,002	39,293	45,750
Net interest income	16,584	15,805	49,525	44,850
Provision for loan loss	2,825	600	8,350	2,165
Net interest income after provision for loan losses	13,759	15,205	41,175	42,685
Noninterest income:
Wealth Management revenue	2,640	3,495	7,905	9,916
Service charges on deposit accounts	1,102	839	3,241	2,302
Other service charges and fee income	263	225	834	675
Gain on sale of branches/charter	2,840	-	3,400	-
Gain (loss) on sale of other real estate	242	7	584	(5)
Gain on state tax credits	593	33	1,577	33
Gain on sale of securities	-	-	73	-
Miscellaneous (loss) income	(39)	39	8	521
Total noninterest income	7,641	4,638	17,622	13,442
Noninterest expense:
Employee compensation and benefits	7,792	7,523	23,706	21,972
Occupancy	1,100	995	3,160	2,898
Furniture and equipment	346	370	1,065	1,055
Data processing	562	488	1,647	1,403
Meals and entertainment	385	303	1,091	1,191
Amortization of intangibles	348	410	1,102	1,194
Goodwill impairment related to Millennium Brokerage Group	5,900	-	5,900	-
Other	2,700	2,113	8,018	6,720
Total noninterest expense	19,133	12,202	45,689	36,433

Income before income tax expense	2,267	7,641	13,108	19,694
Income tax expense	948	2,642	4,726	7,022
Net income	$1,319	$4,999	$8,382	$12,672

Per share amounts:
Basic earnings per share	$0.10	$0.40	$0.67	$1.04
Basic weighted average common shares outstanding	12,664	12,380	12,550	12,189

Diluted earnings per share	$0.10	$0.40	$0.66	$1.01
Diluted weighted average common shares outstanding	12,817	12,652	12,749	12,522

See accompanying notes to consolidated unaudited financial statements

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

							Accumulated
							other	Total
	Common stock		Treasury stock		Additional paid	Retained	comprehensive	shareholders'
(in thousands, except shares)	Shares	Amount	Shares	Amount	in capital	earnings	income (loss)	equity
Balance December 31, 2007	12,482,357	$125	76,000	$(1,743)	$104,127	$70,523	$117	$173,149
Cumulative effect of adoption of SFAS No. 159 (see Note 9)	-	-	-	-	-	(365)	-	(365)
Balance January 1, 2008	12,482,357	125	76,000	(1,743)	104,127	70,158	117	172,784
Comprehensive income:
Net income	-	-	-	-	-	8,382	-	8,382
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	-	212	212
Reclassification adjustment for gains realized in
net income, net of tax							(47)	(47)
Total comprehensive income								8,547
Cash dividends declared ($0.1575 per share)	-	-	-	-	-	(1,991)	-	(1,991)
Issuance under equity compensation plans, net	287,639	3	-	-	3,415	-	-	3,418
Share-based compensation	-	-	-	-	1,435	-	-	1,435
Excess tax benefit related to equity compensation plans					766	-		766
Balance September 30, 2008	12,769,996	$128	76,000	$(1,743)	$109,743	$76,549	$282	$184,959

See accompanying notes to consolidated unaudited financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Net income	$1,319	$4,999	$8,382	$12,672
Other comprehensive income:
Unrealized gain on investment securities
arising during the period, net of tax	228	410	212	519
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	(47)	-
Total other comprehensive income	228	410	165	519
Total comprehensive income	$1,547	$5,409	$8,547	$13,191

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$8,382	$12,672
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	1,927	1,806
Provision for loan losses	8,350	2,165
Net amortization (accretion) of debt and equity securities	351	(139)
Amortization of intangible assets	1,102	1,194
Mortgage loans originated	(39,126)	(66,825)
Proceeds from mortgage loans sold	42,096	68,539
(Gain) loss on sale of other real estate	(584)	5
Gain on state tax credits	(1,577)	(33)
Excess tax benefits of share-based compensation	(766)	(340)
Share-based compensation	1,435	1,210
Gain on sale of branches/charter	(3,400)	-
Goodwill impairment related to Millennium Brokerage Group	5,900
Changes in:
Accrued interest receivable	328	(702)
Accrued interest payable and other liabilities	(4,092)	(2,025)
Other, net	(3,727)	(1,947)
Net cash provided by operating activities	16,599	15,580

Cash flows from investing activities:
Cash paid in sale of branch	(6,174)	-
Cash paid in sale of charter, net of cash and cash equivalents received	(14,562)	-
Cash paid for acquisitions, net of cash and cash equivalents received	-	(7,873)
Net increase in loans	(323,568)	(82,270)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	47,309	51,500
State tax credits held for sale	1,668	-
Other real estate	7,509	4,878
Loans previously charged off	263	278
Payments for the purchase/origination of:
Available for sale debt and equity securities	(84,228)	(42,853)
Limited partnership interests	(5,161)	(929)
State tax credits held for sale	(15,271)	-
Fixed assets	(6,480)	(2,985)
Net cash used in investing activities	(398,695)	(80,254)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(51,216)	(37,097)
Net increase in interest-bearing deposit accounts	190,929	17,069
Proceeds from issuance of subordinated debentures	2,500	18,557
Paydown of subordinated debentures	-	(4,124)
Proceeds from Federal Home Loan Bank advances	1,579,372	1,035,325
Repayments of Federal Home Loan Bank advances	(1,509,347)	(960,155)
Proceeds from federal funds purchased	36,600	-
Net increase (decrease) in other borrowings	7,953	(3,144)
Proceeds from notes payable	15,000	2,750
Repayments on notes payable	(3,000)	(2,750)
Cash dividends paid on common stock	(1,991)	(1,987)
Excess tax benefits of share-based compensation	766	340
Issuance of common stock under director stock plan	97	131
Repurchase of common stock	-	(642)
Proceeds from the exercise of common stock options	3,321	1,386
Net cash provided by financing activities	270,984	65,659
Net decrease in cash and cash equivalents	(111,112)	985
Cash and cash equivalents, beginning of year	153,649	50,293
Cash and cash equivalents, end of period	$42,537	$51,278

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,382	$45,062
Income taxes	7,456	6,235
Noncash transactions:
Common stock issued for acquisitions	$-	22,482
Transfer to other real estate owned in settlement of loans	14,420	3,457

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
Notes to Consolidated Unaudited Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise”.) Enterprise also operates a loan production office in Phoenix, Arizona. The Company has filed a charter application with the State of Arizona for a de novo bank in Phoenix. In addition, the Company owns 100% of Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states. On July 31, 2008, the Company sold its remaining interests in Great American Bank (“Great American”.) See Note 2 – Dispositions for more information.

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

The consolidated financial statements include the accounts of the Company, Enterprise, Millennium and Great American (through the date of disposition.) Acquired businesses are included in the consolidated financial statements from the date of acquisition. All material intercompany accounts and transactions have been eliminated.

Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations — a replacement of FASB No. 141 (“SFAS 141R”.) SFAS 141R replaces SFAS 141, Business Combination (“SFAS 141”) and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies. SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to SFAS 160, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of SFAS 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 may have on its future consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”.) SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option (“FVO”) has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The effect of the re-measurement was reported as a cumulative-effect adjustment, which reduced opening retained earnings on January 1, 2008, by $365,000. Upon adoption, the Company elected to account for $23 million of state tax credit assets at fair value. See Note 9 – Fair Value Measurements for more information.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”.) SFAS 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires several added quantitative disclosures in financial statements. SFAS 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effect that the provisions of SFAS 161 will have on the Company’s financial statements.

In October 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”.) The FSP clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

NOTE 2—DISPOSITIONS

Sale of Liberty Branch
On February 28, 2008, the Company sold its Enterprise banking branch located in Liberty, Missouri to Farmers Bank & Trust, NA of Great Bend, Kansas, an unaffiliated bank. Deposit liabilities of $7,358,000 were sold along with approximately $158,000 of fixed assets. Goodwill and core deposit intangibles related to Liberty of $97,000 and $269,000, respectively, were written off on the sale date. The pre-tax gain on the sale (after write-offs) was $550,000 (including post closing expenses incurred in the second and third quarters of 2008.) The sale generated an after-tax gain of $315,000.

Great American Transactions
On June 26, 2008, the Company transferred the assets and deposit liabilities of the Great American Claycomo branch along with certain other assets and liabilities of Great American to Enterprise. Approximately $168,000,000 of assets and $126,000,000 of liabilities were transferred to Enterprise.

On July 31, 2008, the Company sold the Great American bank charter and its remaining DeSoto branch to First Financial Bancshares, Inc. (“First Financial”), an unaffiliated bank holding company, for $6,500,000. The shareholders’ equity of the Great American charter on the date of the sale was $2,500,000, comprised of approximately $33,000,000 in assets and $30,500,000 in liabilities. Goodwill and core deposit intangibles related to Great American of $680,000 and $336,000, respectively, were written off on the sale date. The pre-tax gain on the sale (after write-offs) was $2,850,000. The sale generated an after-tax gain of $1.5 million.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income, as reported	$1,319	$4,999	$8,382	$12,672

Weighted average common shares outstanding	12,664	12,380	12,550	12,189
Additional dilutive common stock equivalents	153	272	198	333
Diluted shares outstanding	12,817	12,652	12,749	12,522

Basic earnings per share	$0.10	$0.40	$0.67	$1.04
Diluted earnings per share	$0.10	$0.40	$0.66	$1.01

For the three months ended September 30, 2008 and 2007, approximately 488,000 and 376,000 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive. For the nine months ended September 30, 2008 and 2007, approximately 338,000 and 24,000 common stock equivalents, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The Company tested intangible assets related to Millennium for impairment in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of September 30, 2008 and determined that there was no impairment at those dates. The intangible assets related to Millennium are related to their customer lists and tradename, which are carried at $1,873,000 and $217,000, respectively, as of September 30, 2008.

Due primarily to continued pressures in the sales margin and resulting earnings of Millennium, the Company’s wholesale insurance brokerage business, the Company evaluated the goodwill associated with Millennium in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit, which resulted in a third quarter pre-tax, non-cash goodwill impairment charge of $5,900,000. This charge did not reduce the Company’s regulatory capital, cash flow or liquidity.

The Company evaluates the goodwill associated with our banking segment as of December 31 each year.

The tables below present an analysis of the goodwill and intangible activity for the periods presented.

(in thousands)	Goodwill
Balance at December 31, 2007	$57,177
Acquisition-related adjustments (1)	812
Goodwill write-off related to sale of Liberty branch	(97)
Goodwill write-off related to sale of DeSoto branch	(680)
Goodwill impairment related to Millennium Brokerage Group	(5,900)
Balance at September 30, 2008	$51,312

(1)	Includes additional purchase accounting adjustments on the Millennium and Great American acquisitions necessary to reflect additional valuation data since the respective acquisition dates.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2007	$2,724	$3,329	$6,053
Intangible write-off related to sale of Liberty branch	-	(269)	(269)
Intangible write-off related to sale of DeSoto branch	-	(336)	(336)
Amortization expense	(634)	(468)	(1,102)
Balance at September 30, 2008	$2,090	$2,256	$4,346

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles (in thousands) at September 30, 2008.

Year	Amount
Remaining 2008	$342
2009	1,327
2010	1,265
2011	371
2012	309
After 2013	732
$4,346

NOTE 5—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2008, no amounts have been accrued for any estimated losses for these financial instruments.

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

The contractual amount of off-balance-sheet financial instruments as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Commitments to extend credit	$546,201	$535,227
Standby letters of credit	34,324	36,464

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at September 30, 2008 and December 31, 2007, approximately $116,000,000 and $61,200,000, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by each bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by Enterprise to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at September 30, 2008.

NOTE 6—SEGMENT REPORTING

The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole. The Banking segment consists of all banking operations including Enterprise and Great American (through the date of its disposition.) The Wealth Management segment includes the Trust division of Enterprise, the state tax credit initiative, and Millennium. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a new fee initiative designed to augment the Company’s wealth management and banking lines of business. In the fourth quarter of 2007, the Company executed an agreement whereby it will purchase the rights to receive ten-year streams of state tax credits at agreed upon discount rates and then resell them to its clients for a profit. Millennium operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, and financial advisors in 49 states. The Corporate segment includes parent-only matters and incurs general corporate expenses.

In the third quarter of 2008, the Company recorded a pre-tax goodwill impairment charge of $5,900,000 related to Millennium. See Note 4 – Goodwill and intangible assets for more information.

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At September 30, 2008
Loans, less unearned loan fees	$1,942,600	$-	$-	$1,942,600
Goodwill	45,378	5,934	-	51,312
Intangibles, net	2,256	2,090	-	4,346
Deposits	1,690,468	-	(2,415)	1,688,053
Borrowings	280,658	-	74,807	355,465
Total assets	2,179,462	47,631	9,308	2,236,401

	At December 31, 2007
Loans, less unearned loan fees	$1,641,432	$-	$-	$1,641,432
Goodwill	45,379	11,798	-	57,177
Intangibles, net	3,330	2,723	-	6,053
Deposits	1,588,963	-	(3,951)	1,585,012
Borrowings	163,581	-	62,807	226,388
Total assets	1,952,495	42,542	4,081	1,999,118

Income Statement Information	Three months ended September 30, 2008
Net interest income	$17,817	$(295)	$(938)	$16,584
Provision for loan losses	2,825	-	-	2,825
Noninterest income	4,394	3,233	14	7,641
Noninterest expense	9,542	8,785	806	19,133
Income (loss) before income tax expense	9,844	(5,847)	(1,730)	2,267
Income tax expense (benefit)	3,706	(2,128)	(630)	948
Net income (loss)	$6,138	$(3,719)	$(1,100)	$1,319

	Three months ended September 30, 2007
Net interest income	$16,811	$35	$(1,041)	$15,805
Provision for loan losses	600	-	-	600
Noninterest income	1,067	3,540	31	4,638
Noninterest expense	8,927	2,447	828	12,202
Income (loss) before income tax expense	8,351	1,128	(1,838)	7,641
Income tax expense (benefit)	3,086	406	(850)	2,642
Net income (loss)	$5,265	$722	$(988)	$4,999

	Nine months ended September 30, 2008
Net interest income	$53,055	$(766)	$(2,764)	$49,525
Provision for loan losses	8,350	-	-	8,350
Noninterest income	7,928	9,483	211	17,622
Noninterest expense	28,408	14,687	2,594	45,689
Income (loss) before income tax expense	24,225	(5,970)	(5,147)	13,108
Income tax expense (benefit)	8,773	(2,173)	(1,874)	4,726
Net income (loss)	$15,452	$(3,797)	$(3,273)	$8,382

	Nine months ended September 30, 2007
Net interest income	$47,633	$97	$(2,880)	$44,850
Provision for loan losses	2,165	-	-	2,165
Noninterest income	3,141	9,961	340	13,442
Non interest expense	25,987	7,937	2,509	36,433
Income (loss) before income tax expense	22,622	2,121	(5,049)	19,694
Income tax expense (benefit)	8,279	764	(2,021)	7,022
Net income (loss)	$14,343	$1,357	$(3,028)	$12,672

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

Fair Value Hedges
Previously, Enterprise entered into interest rate swap agreements to convert the fixed interest rate on certain CDs to a variable interest rate. At September 30, 2008, Enterprise had no outstanding fair value hedges.

Non-Designated Hedges
Enterprise has entered into interest rate swap agreements with the objective of converting long-term fixed rates on certain loans to a variable interest rate. At September 30, 2008, Enterprise had four outstanding non-designated hedges with a notional amount of $17,718,000. The non-designated hedges and related loans are accounted for at fair value. All changes in fair value are measured on a quarterly basis. The net change in fair value of the hedge and related loans decreased interest income by $12,000 and $53,000 in the three and nine months ended September 30, 2008, respectively. The net change in fair value of the hedge and related loans decreased interest income by $6,400 and $10,300 in the three and nine months ended September 30, 2007, respectively.

The swap agreements provide for Enterprise to pay a fixed rate of interest equal to that of the loan and to receive a variable rate of interest based on a spread to one-month LIBOR. Under the swap agreements Enterprise is to pay or receive interest monthly. The net cash flows related to these hedges decreased interest income on loans by $70,000 and $119,000 in the three and nine months ended September 30, 2008, respectively. Net cash flows related to these hedges for the three and nine months ended September 30, 2007 were immaterial.

The following table summarizes Enterprise’s derivative financial instruments at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(in thousands)	2008	2007
Non-Designated Hedges
Notional amount	$17,718	$5,397
Weighted average pay rate	6.30%	8.31%
Weighted average receive rate	6.28%	7.60%
Weighted average maturity in months	56	69

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties, and therefore, are not a measure of Enterprise’s credit exposure through its use of these instruments. The credit exposure represents the accounting loss Enterprise would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. At September 30, 2008 and 2007, Enterprise had not pledged securities or received collateral in connection with the interest rate swap agreement.

NOTE 8—SHARE-BASED COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The share-based compensation expense that was charged against income was $631,000 and $1,532,000 for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the share-based compensation expense charged against income was $577,000 and $1,321,000, respectively.

The fair value of the stock options granted in the nine months ended September 30, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model with the following average assumptions:

Nine months ended
September 30, 2008
Risk-free interest rate	3.9%
Expected dividend rate	0.6%
Expected volatility	39.4%
Expected term	6 years

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At September 30, 2008, there was $2,375,000 of total unrecognized compensation costs related to stock options and SSAR’s, which is expected to be recognized over a weighted average period of 3.8 years. Following is a summary of the employee stock option and SSAR activity for the first nine months of 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	891,816	$15.42
Granted	305,198	19.79
Exercised	(258,779)	11.85
Forfeited	(75,783)	25.53
Outstanding at September 30, 2008	862,452	$17.15	6.8 years	$4,667
Exercisable at September 30, 2008	446,483	$13.27	4.2 years	$4,148
Vested and expected to vest at September 30, 2008	800,438	$16.62	6.8 years	$4,756

Restricted Stock Units (“RSU”)
At September 30, 2008, there was $3,455,000 of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 3.2 years. A summary of the Company's restricted stock unit activity for the first nine months of 2008 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	168,286	$23.74
Granted	95,067	21.39
Vested	-	-
Forfeited	(38,272)	23.40
Outstanding at September 30, 2008	225,081	$22.81

Stock Plan for Non-Management Directors
The Company recognized $0 and $97,000 of stock-based compensation expense for the directors for the three and nine months ended September 30, 2008, respectively. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $33,000 and $111,000 of stock-based compensation expense for the directors for the three and nine months ended September 30, 2007, respectively. Pursuant to this plan, the Company issued 4,434 and 4,358 shares in the first nine months of 2008 and 2007, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2008 or 2007. Following is a summary of the Moneta stock option activity for the first nine months of 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	137,098	$12.62
Granted	-	-
Exercised	(24,426)	10.35
Forfeited	(4,169)	15.32
Outstanding at September 30, 2008	108,503	$13.03	1.3 years	$1,034
Exercisable at September 30, 2008	108,503	$13.03	1.3 years	$1,034
Vested and expected to vest at September 30, 2008	108,503	$13.03	1.3 years	$1,034

NOTE 9—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Inputs	Inputs	Inputs	Value
Assets
Securities available for sale	$-	$110,108	$3,824	$113,932
State tax credits held for sale	-	37,751	-	37,751
Portfolio loans	-	17,819	-	17,819
Total assets	$-	$165,678	$3,824	$169,502

Liabilities
Derivative financial instruments	$-	$155	$-	$-
Total liabilities	$-	$155	$-	$-

The following table presents the changes in Level 3 financial instruments measured at fair value as of September 30, 2008.

Available for sale
securities, at fair
(in thousands)	value
For the three months ended September 30, 2008:
Balance at June 30, 2008	$3,914
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	(47)
Purchases, sales, issuances and settlements, net	(43)
Transfer in and/or out of Level 3	-
Balance at September 30, 2008	$3,824

Change in unrealized gains or losses relating to
assets still held at the reporting date	$(47)

For the nine months ended September 30, 2008:
Balance at January 1, 2008	$-
Total gains or losses (realized and unrealized):
Included in earnings	-
Included in other comprehensive income	31
Purchases, sales, issuances and settlements, net	6,501
Transfer in and/or out of Level 3	(2,708)
Balance at September 30, 2008	$3,824

Change in unrealized gains or losses relating to
assets still held at the reporting date	$31

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

The following table presents the financial instruments measured at fair value on a non-recurring basis as of September 30, 2008.

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Input	Input	Input	Value
Loans held for sale	$-	$520	$-	$520
Impaired loans	-	23,546	-	23,546
Other real estate	-	11,285	-	11,285
Total	$-	$35,351	$-	$35,351

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. At September 30, 2008, all state tax credits held for sale are accounted for at fair value to better reflect the economic benefits of this asset class to the Company. Changes in the fair value of the state tax credits held for sale of $413,000 and $1,200,000 were reported in Gain (loss) on state tax credits in the Consolidated Statements of Income for the three and nine months ended September 30, 2008, respectively. There were no valuation allowances related to the state tax credits held for sale that were impacted by the adoption of SFAS 159. Below is a summary of the impact of the initial implementation of the FVO.

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

NOTE 10—SUBORDINATED DEBT

On September 30, 2008, Enterprise completed a $2,500,000 private placement of subordinated capital notes. The notes mature in 2018, pay a fixed rate of interest at 10%, and are callable by Enterprise in five years.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”: and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel and technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors” on Form 10-K, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2008 compared to the financial condition as of December 31, 2007. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2008 compared to the same periods in 2007. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report of Form 10-K for the year ended December 31, 2007.

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

Executive Summary
Over the past few months, banks and financial institutions of all sizes have been impacted by adverse conditions in the housing and credit markets, and recent bank failures have heightened awareness and concern regarding the safety and soundness of all banks. The Company, including its wholly owned bank subsidiary, Enterprise, are “well-capitalized” under the regulatory guidelines. On September 30, 2008, Enterprise completed a $2.5 million private placement of subordinated capital notes. We recently announced that our Board has authorized the addition of up to $62.0 million in regulatory capital to support the Company’s continued growth. We are actively negotiating terms for the issuance of $25.0 million or more in Convertible Trust Preferred Securities that will qualify as Tier II regulatory capital until they would convert to EFSC common stock. The Company also plans to file an application to participate in the US Treasury Department’s recently announced bank capital purchase program as an additional source of regulatory capital. Terms of any issues will be announced when completed. See “Liquidity and Capital Resources” for more information.

We are concentrating our resources on growing our core banking and wealth management businesses and aggressively managing asset quality through this credit cycle. The additional capital we are expecting to raise will bolster our already well-capitalized position, which will enable us to continue our growth and also allow us to take advantage of opportunities that may emerge as a result of the current unsettled nature of the financial industry. In addition, please note:

  We did not participate in the origination of subprime or Alt-A loans.

  We did not invest in securities that are secured by subprime loans.

  We have no common or preferred Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) stock.

Operating Results – Net income for the three and nine months ended September 30, 2008 was $1.3 million and $8.4 million, a decrease of 74% and 34%, respectively, compared to $5.0 million and $12.7 million for the same periods in 2007. Fully diluted earnings per share for the three months ended September 30, 2008 were $0.10, a 75% decrease from the same quarter of 2007. Fully diluted earnings per share for the first nine months of 2008 were $0.66, or down 35%, compared to $1.01 for the same period of 2007.

Third quarter results include a $5.9 million pre-tax, non-cash goodwill impairment charge associated with Millennium, our wholesale insurance brokerage subsidiary. The after-tax effect of the charge was $0.29 per fully diluted share. The charge did not reduce the Company’s regulatory capital, cash flow or liquidity. See Noninterest Expense and Note 4 – Goodwill and intangible assets for more information.

Our core banking business continues to perform well in light of the unprecedented turmoil in the financial markets and the continued deterioration of the housing market. Enterprise, our banking subsidiary, earned $4.7 million and $13.1 million, respectively, for the three and nine months ended September 30, 2008, equaling the earnings levels for both the prior year quarter and year-to-date periods.

Absent the impairment charge and the previously reported gains on the sale of the Liberty branch and most recently, the Great American branch and charter, the Company’s earnings for the third quarter were $0.27 per fully diluted share, equal to the second quarter of 2008. The decrease in operating earnings per share from the prior year third quarter is due primarily to increased provision for loan losses, increased costs associated with the collection of problem loans, and a decline in revenues from the our Wealth Management business.

  Loan growth – At September 30, 2008, portfolio loans were $1.94 billion, an increase of $301.0 million or 18%, from December 31, 2007. Portfolio loans were up $384.0 million, or 25%, from September 30, 2007. The strong net growth in loans is attributable in part to a more favorable competitive environment, with fewer competitors positioned today to capture new business, resulting in both increased volumes and more favorable pricing. From a market perspective, the majority of the loan growth was generated in St. Louis, with the remainder from Kansas City and Phoenix.

Almost two-thirds of the loan growth this year has been to commercial and industrial businesses, as shown in the graph below. Real estate construction loans increased $30.0 million in the third quarter primarily due to construction funding on Section 42, multi-family, low income housing projects in Missouri and funding on a fully pre-leased retail center in St. Charles County, Missouri.

  Deposit growth – Total deposits were $1.69 billion at September 30, 2008, an increase of $103.0 million, or 6.5%, from December 31, 2007. During the third quarter of 2008, total deposits grew $18.0 million, or 4% annualized. Total deposits grew $242.0 million, or 17%, from September 30, 2007. Non-interest bearing deposits represented 13% of total deposits at September 30, 2008. Excluding brokered certificates of deposit, “core” deposits grew $48.0 million, or 4%, from a year ago, and declined $71.0 million, or 5%, during the quarter. Approximately $30.0 million of the third quarter decline was attributable to the sale of the DeSoto, Kansas branch in the quarter. The remaining decline in core deposits was limited to transaction accounts, primarily those held by clients with large money market balances. Growing concern over the safety of bank deposits caused some large balance clients to reduce their exposure by spreading funds among numerous financial institutions. Despite a stable Fed Funds rate during the period, increased price competition from smaller banks also contributed to core deposit outflows.

  In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. As of September 30, 2008, the Bank had $15.0 million of reciprocal CDARS deposits outstanding. See Liquidity Management for more information.

  For the third quarter of 2008, brokered certificates of deposit represented 17% of total deposits on average.

  Asset quality – Nonperforming assets totaled $34.8 million, or 1.56%, of total assets at September 30, 2008 versus 0.78% and 0.51% at December 31, 2007 and September 30, 2007, respectively. At September 30, 2008, nonperforming loans represented 1.21% of portfolio loans compared to 0.77% at December 31, 2007. The allowance for loan losses was $25.7 million, or 1.32%, of portfolio loans versus $21.6 million, or 1.32%, at the end of 2007. See Provision for loan losses and nonperforming assets below for more information.

  Net Interest Rate Margin – The fully tax-equivalent net interest rate margin was 3.34% for third quarter of 2008 versus 3.56% for the second quarter of 2008 and 3.87% for third quarter of 2007. Net interest margin has been compressed largely due to sharply reduced short-term rates from a year ago, increased volumes of wholesale funding to support loan growth, as well as elevated levels of nonperforming assets. Through aggressive repricing initiatives, we have been able to reduce our interest-bearing liability costs somewhat offset lower earning asset yields from a falling prime rate.

  Branch Sales and Expansion – As part of our expansion effort, we plan to continue our strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service. As a result, on February 28, 2008, we sold the Enterprise branch in Liberty, Missouri for an after tax gain of $315,000, or $0.02 per fully diluted share. On June 26, 2008, we merged the Claycomo branch of Great American into Enterprise and on July 31, 2008, we sold the Great American bank charter along with the DeSoto, Kansas branch. The sale generated an after-tax gain of $1.5 million, or $0.12 per fully diluted share. See Note 2 – Dispositions for more information.

During 2007, we announced our intent to enter the Phoenix, Arizona market, initially with a loan production office and subsequently in 2008 through an application to establish a new Arizona state bank charter. Conditions in the Arizona real estate market have slowed regulatory approvals for Arizona de novo charters. As a result, timing on the decision regarding the charter application is uncertain at this time, however, Enterprise continues to operate a loan production office in central Phoenix. Through September 2008, the loan production office has generated approximately $22.0 million of commercial and industrial and commercial real estate loans.

  Wealth Management – Fee income from the Wealth Management line of business, in the third quarter of 2008 totaled $3.2 million, a decrease of $295,000, or 9%, from the same quarter of 2007. For the nine months ended September 30, 2008, Wealth Management fee income totaled $9.5 million, down $479,000 or 4%, for the same period in 2007. See Noninterest Income in this section for more information.

  As part of our new tax credit brokerage initiative within our Wealth Management segment, during the first nine months of 2008, we reported $1.6 million of gains related to state tax credits held for sale. Approximately $1.2 million of the total gains were related to fair value accounting permitted under SFAS 159. The change in the fair value of the state tax credits held for sale was $413,000 in the third quarter of 2008. See Note 9 – Fair Value Measurements for more information.

Net Interest Income
In response to the recent federal funds (“fed funds”) decreases, which in turn lowered the prime rate earned on many of our loans, we aggressively reduced deposit rates, in order to maintain our net interest rate margin at adequate levels. We will continue to reduce the cost of our short-term and maturing funding sources to respond to the impact of any additional interest rate decreases, while maintaining a competitive position within our market. The rapidity and severity of any additional rate cuts will have some impact on our ability to mitigate the effects of these cuts in the short-term. However, because the Company is slightly asset sensitive, which means our assets generally re-price faster than our liabilities, any increases in the fed funds rate by the Federal Open Market Committee will generally cause our net interest rate margin to increase.

Three months ended September 30, 2008 and 2007
Net interest income (on a tax-equivalent basis) was $16.8 million for the three months ended September 30, 2008 compared to $16.1 million for the same period of 2007, an increase of $0.8 million, or 5%. Total interest income decreased $2.5 million offset by a decrease in total interest expense of $3.3 million.

Average interest-earning assets increased $360.0 million, or 22%, to $2.006 billion for the quarter ended September 30, 2008 compared to $1.646 billion for the quarter ended September 30, 2007. Loans accounted for the majority of the growth, increasing by $354.0 million, or 23% to $1.882 billion. Interest income on loans increased $6.2 million from growth, but was offset by a decrease of $8.7 million due to the impact of rates, for a net decrease of $2.5 million versus third quarter of 2007.

For the quarter ended September 30, 2008, average interest-bearing liabilities increased $389.0 million, or 28%, to $1.771 billion compared to $1.383 billion for the quarter ended September 30, 2007. The growth in interest-bearing liabilities resulted from a $70.0 million increase in interest-bearing core deposits, a $195.0 million increase in borrowed funds including FHLB advances and $124.0 million in net brokered certificates of deposit. For the third quarter of 2008, interest expense on interest-bearing liabilities increased $3.7 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $7.0 million versus third quarter of 2007, for a net decrease of $3.3 million.

The tax-equivalent net interest rate margin was 3.34% for the third quarter of 2008 compared to 3.87% for same period of 2007. The decline in the margin was due to increased nonperforming assets, a less favorable funding mix, and the severity of the rate decreases by the Federal Open Market Committee during the latter half of 2007 and early first half of 2008.

Nine months ended September 30, 2008 and 2007
Net interest income (on a tax-equivalent basis) was $50.2 million for the nine months ended September 30, 2008, compared to $45.6 million for the same period of 2007, an increase of $4.6 million, or 10%. Total interest income decreased $1.9 million offset by a decrease in total interest expenses of $6.5 million.

Average interest-earning assets increased $328.0 million, or 21%, to $1.913 billion for the nine months ended September 30, 2008 compared to $1.586 billion for the same period in 2007. During the same period, average loans increased $322.0 million, or 22%, from $1.466 billion to $1.788 billion.

For the nine months ended September 30, 2008, average interest-bearing liabilities increased $344.0 million, or 26%, to $1.676 billion compared to $1.332 billion for the nine months ended September 30, 2007.

The net interest rate margin (on a tax-equivalent basis) was 3.51% for the first nine months of 2008, compared to 3.85% in the same period of 2007. Changes in yields and cost of funds are similar to those described above.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

The loans and deposits associated with Great American are included for one month of 2008 and three months of 2007.

	Three months ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,853,331	$27,440	5.89%	$1,495,181	$29,958	7.95%
Tax-exempt loans (2)	28,982	659	9.05	33,178	714	8.54
Total loans	1,882,313	28,099	5.94	1,528,359	30,672	7.96
Taxable investments in debt and equity securities	116,930	1,393	4.74	108,642	1,275	4.66
Non-taxable investments in debt and equity
securities (2)	766	12	6.23	951	14	5.84
Short-term investments	5,626	30	2.12	7,745	107	5.48
Total securities and short-term investments	123,322	1,435	4.63	117,338	1,396	4.72
Total interest-earning assets	2,005,635	29,534	5.86	1,645,697	32,068	7.73
Non-interest-earning assets:
Cash and due from banks	38,282			41,326
Other assets	165,656			112,825
Allowance for loan losses	(24,769)			(19,609)
Total assets	$2,184,804			$1,780,239

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$118,455	$359	1.21%	$123,212	$803	2.59%
Money market accounts	682,741	3,165	1.84	574,165	6,037	4.17
Savings	8,748	11	0.50	12,970	37	1.13
Certificates of deposit	620,145	6,229	4.00	525,078	6,952	5.25
Total interest-bearing deposits	1,430,089	9,764	2.72	1,235,425	13,829	4.44
Subordinate debentures	56,834	805	5.63	57,166	1,038	7.20
Borrowed funds	284,804	2,136	2.98	89,976	1,135	5.00
Total interest-bearing liabilities	1,771,727	12,705	2.85	1,382,567	16,002	4.59
Noninterest bearing liabilities:
Demand deposits	215,309			218,071
Other liabilities	10,920			12,291
Total liabilities	1,997,956			1,612,929
Shareholders' equity	186,848			167,310
Total liabilities & shareholders' equity	$2,184,804			$1,780,239
Net interest income		$16,829			$16,066
Net interest spread			3.01%			3.14%
Net interest rate margin (3)			3.34			3.87

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,334,000 and $731,000 for the quarters ended September 30, 2008 and 2007, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $245,000 and $261,000 for the quarters ended September 30, 2008 and 2007, respectively.

(3)	Net interest income divided by average total interest-earning assets.

The loans and deposits associated with Great American are included for seven months of 2007. Approximately $30.0 million of deposits associated with the DeSoto branch of Great American are included for seven months of 2008.

	Nine months ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,761,366	$83,418	6.33%	$1,431,746	$85,180	7.95%
Tax-exempt loans (2)	26,766	1,845	9.21	34,078	2,128	8.35
Total loans	1,788,132	85,263	6.37	1,465,824	87,308	7.96
Taxable investments in debt and equity securities	112,020	3,954	4.71	112,092	3,756	4.48
Non-taxable investments in debt and equity
securities (2)	818	37	6.04	932	40	5.74
Short-term investments	12,145	251	2.76	6,743	277	5.49
Total securities and short-term investments	124,983	4,242	4.53	119,767	4,073	4.55
Total interest-earning assets	1,913,115	89,505	6.25	1,585,591	91,381	7.71
Non-interest-earning assets:
Cash and due from banks	40,319			42,866
Other assets	157,566			103,077
Allowance for loan losses	(23,319)			(18,944)
Total assets	$2,087,681			$1,712,590

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$123,357	$1,301	1.41%	$120,790	$2,363	2.62%
Money market accounts	691,854	11,288	2.18	553,271	17,509	4.23
Savings	10,164	47	0.62	11,250	96	1.14
Certificates of deposit	548,669	17,944	4.37	504,374	19,586	5.19
Total interest-bearing deposits	1,374,044	30,580	2.97	1,189,685	39,554	4.45
Subordinate debentures	56,816	2,551	6.00	52,385	2,822	7.20
Borrowed funds	244,832	6,162	3.36	89,966	3,374	5.01
Total interest-bearing liabilities	1,675,692	39,293	3.13	1,332,036	45,750	4.59
Noninterest-bearing liabilities:
Demand deposits	218,270			213,003
Other liabilities	12,268			9,968
Total liabilities	1,906,230			1,555,007
Shareholders' equity	181,451			157,583
Total liabilities & shareholders' equity	$2,087,681			$1,712,590
Net interest income		$50,212			$45,631
Net interest spread			3.12%			3.12%
Net interest rate margin (3)			3.51			3.85

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $3,691,000 and $2,352,000 for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $687,000 and $781,000 for the nine months ended September 30, 2008 and 2007 respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2008 compared to 2007
	3 month			9 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$6,226	$(8,744)	$(2,518)	$17,543	$(19,305)	$(1,762)
Nontaxable loans (3)	(95)	40	(55)	(487)	204	(283)
Taxable investments in debt
and equity securities	95	23	118	(2)	200	198
Nontaxable investments in debt
and equity securities (3)	(3)	1	(2)	(5)	2	(3)
Short-term investments	(24)	(53)	(77)	154	(180)	(26)
Total interest-earning assets	$6,199	$(8,733)	$(2,534)	$17,203	$(19,079)	$(1,876)

Interest paid on:
Interest-bearing transaction accounts	$(30)	$(414)	$(444)	$49	$(1,111)	$(1,062)
Money market accounts	973	(3,845)	(2,872)	3,670	(9,891)	(6,221)
Savings	(9)	(17)	(26)	(8)	(41)	(49)
Certificates of deposit	1,118	(1,841)	(723)	1,631	(3,273)	(1,642)
Subordinated debentures	(6)	(227)	(233)	227	(498)	(271)
Borrowed funds	1,614	(613)	1,001	4,208	(1,420)	2,788
Total interest-bearing liabilities	3,660	(6,957)	(3,297)	9,777	(16,234)	(6,457)
Net interest income	$2,539	$(1,776)	$763	$7,426	$(2,845)	$4,581

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE:	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses and nonperforming assets
The provision for loan losses in the third quarter of 2008 was $2.8 million compared to $600,000 in the same quarter of 2007 and $3.2 million in the second quarter of 2008. The increase in the provision for loan losses from the prior year third quarter was due to higher loan growth, higher nonperforming loan levels, and adverse risk rating changes on loans. The Company actively monitors its loan portfolio to identify problem loans and assign appropriate risk ratings. The allowance for loan losses as a percentage of total loans was 1.32% at September 30, 2008 compared to 1.32% at December 31, 2007 and 1.27% at September 30, 2007. Management believes that the allowance for loan losses is adequate.

At September 30, 2008, nonperforming loans were $23.5 million, or 1.21%, of total loans. This compares to $12.7 million, or 0.77%, at December 31, 2007 and $13.1 million, or 0.71%, at June 30, 2008. Nonperforming loans were $8.5 million, or 0.55% at September 30, 2007. Three relationships, a $2.5 million loan from a Kansas City-based financial services company, a $3.5 million loan secured by a retail land development in Northwest Arkansas and a $4.8 million loan secured by a medical office building in the Kansas City area represented the third quarter increase.

In addition to the two commercial real estate loans described above, the largest single exposure in the commercial real estate category is a $5.5 million construction loan on a partially completed retail center.

Nonperforming loans at September 30, 2008 by industry segment were:

Other real estate was $11.3 million at September 30, 2008 compared to $3.0 million at December 31, 2007 and $9.3 million at June 30, 2008. Other real estate was $857,000 at September 30, 2007. The increase in Other real estate during the third quarter is related to the $2.2 million foreclosure of a 43 lot residential subdivision, which is currently under a letter of intent for sale. In total, $6.4 million of the Other real estate at September 30, 2008 represents residential lots (almost evenly split between St. Louis and Kansas City) and $2.8 million represents residential homes. Through September 30, 2008, we sold $6.2 million of Other real estate at a net gain of $584,000. We expect to sell an additional $2.0 million of Other real estate in the fourth quarter of 2008 based on signed sales contracts or contracts that are in process of being finalized.

The Company recorded third quarter net charge-offs of $1.1 million, or 0.24%, of average portfolio loans on an annualized basis, compared to $549,000, or 0.14%, for the third quarter of 2007 and $1.4 million, or 0.32%, for the second quarter of 2008. We expect net charge-offs in the fourth quarter of 2008 to significantly increase due primarily to losses on two nonperforming loans and expect the net charge-off rate for the year to be between 0.50% and 0.60% of average portfolio loans.

The increase in non-performing assets remains in line with our expectations as certain sectors of the real estate industry remain challenged in this environment. While our credit issues had been largely concentrated in the residential category, we are now also seeing some stress in certain commercial real estate projects. However, most other industry segments represented in our portfolios remain relatively healthy at this point. We expect nonperforming assets to remain elevated through the balance of this year and continuing into much of next year.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Allowance at beginning of period	$24,011	$19,703	$21,593	$16,988
(Disposed) acquired allowance for loan losses	(50)	-	(50)	2,010
Loans charged off:
Commercial and industrial	89	29	121	238
Real estate:
Commercial	497	65	832	65
Construction	506	445	1,530	516
Residential	66	101	1,998	759
Consumer and other	(2)	27	11	109
Total loans charged off	1,156	667	4,492	1,687
Recoveries of loans previously charged off:
Commercial and industrial	7	71	57	189
Real estate:
Commercial	-	-	-	15
Construction	25	25	152	25
Residential	-	2	43	15
Consumer and other	-	20	9	34
Total recoveries of loans	32	118	261	278
Net loan chargeoffs	1,124	549	4,231	1,409
Provision for loan losses	2,825	600	8,350	2,165
Allowance at end of period	$25,662	$19,754	$25,662	$19,754

Average loans	$1,882,313	$1,528,359	$1,788,132	$1,465,824
Total portfolio loans	1,942,600	1,558,885	1,942,600	1,558,885
Nonperforming loans	23,546	8,542	23,546	8,542

Net chargeoffs to average loans (annualized)	0.24%	0.14%	0.32%	0.19%
Allowance for loan losses to loans	1.32	1.27	1.32	1.27

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	September 30	December 31
(in thousands)	2008	2007
Non-accrual loans	$23,546	$12,720
Loans past due 90 days or more
and still accruing interest	-	-
Restructured loans	-	-
Total nonperforming loans	23,546	12,720
Foreclosed property	11,285	2,963
Total nonperforming assets	$34,831	$15,683

Total assets	$2,236,401	$1,999,118
Total loans	1,942,600	1,641,432
Total loans plus foreclosed property	1,953,885	1,644,395

Nonperforming loans to total loans	1.21%	0.77%
Nonperforming assets to total loans plus
foreclosed property	1.78	0.95
Nonperforming assets to total assets	1.56	0.78

Allowance for loan losses to nonperforming loans	109.00%	170.00%

Noninterest Income
Noninterest income increased $3.0 million, or 65%, from the third quarter of 2007 compared to the third quarter of 2008. The increase includes a $2.8 million pre-tax gain on the sale of the DeSoto charter, along with $593,000 of gains related to state tax credit assets. The fee income from the state tax credits during the third quarter includes $413,000 from the fair value increases under SFAS 159. Lower Wealth Management revenues offset these gains.

For the nine months ended September 30, 2008, noninterest income increased $4.2 million, or 31%, from the same period in 2007. The increase includes a $560,000 pre-tax gain on the sale of the Liberty branch, a $2.8 million pre-tax gain on the sale of the Desoto charter, along with $1.5 million of gains related to state tax credit assets. These gains were offset by lower Wealth Management revenue.

Wealth Management revenue declined $2.0 million, or 20%, on a year-to-date basis from the same period in 2007.

  Trust revenues have been negatively impacted by declining market values of assets under management and client attrition related to advisor turnover experienced in the first quarter.

  Fiduciary revenues continue to grow modestly as new business volumes have been steady.

  Millennium revenues are down 30% from the prior year due to lower levels of paid premium sales and slightly lower sales margins. Producer sales volumes and carrier commission payouts remain constrained due to continued consolidation of distributors in the industry, uncertainty in the financial markets and tougher underwriting for large insurance cases. Management continues to evaluate strategic options to improve Millennium’s competitive advantage.

Increases in Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges collected. Fees related to our international operations and ATM usage also increased. Through September 30, 2008, we sold $$6.2 million of Other real estate at a net gain of $584,000.

Noninterest Expense
Noninterest expenses were $19.1 million in the third quarter of 2008, an increase of $6.9 million, or 57%, from the same quarter in 2007.

The increase was mainly due to a $5.9 million goodwill impairment charge associated with Millennium. The impairment charge reflects our assessment that the margins and earnings in our wholesale life insurance brokerage business have been, and will continue to be pressured. Millennium needs increased scale to strengthen its competitive position in the face of a consolidating insurance industry and the effects of tighter underwriting standards among the major life insurance carriers. We are working with Millennium management on strategic alternatives to accomplish this. See Note 4 – Goodwill and intangible assets for more information.

Excluding the goodwill impairment charge, noninterest expenses increased $1.0 million, or 8%, compared to third quarter of 2007.

Noninterest expenses were $45.7 million for the nine months ended September 30, 2008, an increase of $9.3 million, or 25%, from the same period in 2007. The year-over-year increase in noninterest expenses includes the $5.9 million goodwill impairment charge associated with Millennium as discussed above. Excluding the goodwill impairment charge, noninterest expenses increased $3.4 million, or 9%. Salaries and benefits increased $1.7 million, or 8%. Excluding the incremental impact of the Millennium compensation due to the December 31, 2007 restructuring, salaries and benefits increased $600,000, or 3%. These increases are primarily due to higher levels of benefit costs, mainly company-paid insurance benefits and the Long Term Incentive Plan. These expenses were somewhat offset by reduced Wealth Management commissions. Other increases include $614,000 for FDIC insurance premiums resulting from the FDIC’s newly implemented rate structure along with $348,000 of expenses related to legal and operating costs associated with higher nonperforming asset levels, and $372,000 of corporate legal and professional services.

Income Taxes
The provision for income taxes was $948,000 and $4.7 million for the three and nine months ended September 30, 2008 compared to $2.6 million and $7.0 million for the same periods in 2007. The effective tax rate for the three and nine months ended September 30, 2008 was 41.8% and 36.0%, respectively, compared to 34.6% and 35.7% for the same periods in 2007. The increase in the effective tax rate during the third quarter of 2008 primarily resulted from nondeductible goodwill write-offs of $777,000 related to the Liberty and DeSoto branch sales. Tax benefits related to certain federal tax items of $80,000and $68,000, were reversed in the third quarter of 2008 and 2007, respectively. Federal tax benefits related to low income housing tax credits reduced the tax provision by $138,000 and $373,000, for the three and nine months ended September 30, 2008.

Liquidity and Capital Resources
Liquidity management
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

The parent Company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent Company’s primary funding sources to meet its liquidity requirements are dividends from subsidiaries, borrowings against its $18.0 million line of credit with a major bank, and proceeds from the issuance of equity (i.e. stock option exercises).

Another source of funding for the parent company includes the issuance of subordinated debentures. As of September 30, 2008, the Company had $56.8 million of outstanding subordinated debentures as part of eight Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Enterprise is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Investment securities are also an important tool to the Company’s liquidity objective. As of September 30, 2008, the entire investment portfolio was available for sale. Of the $114.0 million investment portfolio available for sale, $88.4 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. Approximately $48.7 million of the remaining securities could be pledged or sold to enhance liquidity, if necessary.

The bank has a variety of funding sources available to increase financial flexibility. At September 30, 2008, under blanket loan pledges, absent being in default of their respective credit agreements, Enterprise had $79.9 million available from the FHLB of Des Moines. The amount available from the FHLB of Des Moines increased by approximately $130.0 million in early July as a result of increases in Enterprise organic loans and loans related to the Claycomo branch acquisition which were pledged to the FHLB of Des Moines. In conjunction with the Claycomo branch acquisition and in anticipation of the Great American sale, all outstanding advances with the FHLB of Topeka were paid in full in June 2008.

At September 30, 2008, Enterprise also had $329.0 million available from the Federal Reserve Bank of St. Louis under pledged loan agreements. Enterprise has access to over $70.0 million in overnight federal funds lines from various banking institutions. During the third quarter of 2008, we borrowed from several of our liquidity sources, including the Federal Reserve, to verify the availability of the federal funds. At September 30, 2008, we had $36.6 million of outstanding federal funds purchased from the Federal Reserve.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The CDARS program is designed to provide full FDIC insurance on deposit amounts larger than the stated minimum by exchanging or reciprocating larger depository relationships with other member banks. Our depositors’ funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts under $100,000, so the entire deposit is eligible for FDIC insurance. CDARS are considered brokered deposits according to banking regulations; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of September 30, 2008, the Bank had $15.0 million of reciprocal CDARS deposits outstanding.

In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At September 30, 2008, we had no outstanding “one-way buy” deposits.

Finally, because the bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $546.0 million in unused loan commitments as of September 30, 2008. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

Regulatory capital
The Company and its bank affiliate are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank affiliate must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The banking affiliate’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliate to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of September 30, 2008 and December 31, 2007, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

On September 30, 2008, Enterprise completed a $2.5 million private placement of subordinated capital notes. The notes mature in 2018, pay a fixed rate of interest at 10%, and are callable by Enterprise in five years.

We are actively negotiating plans to issue an additional $25.0 million or more in Convertible Trust Preferred Securities that will also qualify as regulatory capital until they would convert to EFSC common stock. The Company is planning to file an application to participate in the US Treasury Department’s recently announced bank capital purchase program as an additional source of regulatory capital. In these uncertain economic times management believes that positioning the Company with excess capital is not only prudent, but also allows us to take advantage of opportunities that may present themselves in the future.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At September 30,	At December 31,
(in thousands)	2008	2007
Tier I capital to risk weighted assets	8.83%	9.32%
Total capital to risk weighted assets	10.18%	10.54%
Leverage ratio (Tier I capital to average assets)	9.04%	8.85%
Tangible capital to tangible assets	5.93%	5.68%
Tier I capital	$184,175	$164,957
Total risk-based capital	$212,337	$186,549

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2008.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Investments in debt and equity securities	$25,415	$16,710	$14,053	$10,302	$2,413	$45,039	$113,932
Interest-bearing deposits	2,178	-	-	-	-	-	2,178
Federal funds sold	1,718	-	-	-	-	-	1,718
Loans (1)	1,284,934	190,533	169,885	73,457	36,549	187,242	1,942,600
Loans held for sale	520	-	-	-	-	-	520
Total interest-earning assets	$1,314,765	$207,243	$183,938	$83,759	$38,962	$232,281	$2,060,948

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$783,050	$-	$-	$-	$-	$-	$783,050
Certificates of deposit	463,432	130,086	80,359	5,160	282	671	679,990
Subordinated debentures	32,064	-	10,310	14,433	-	2,500	59,307
Federal funds purchased	36,600	-	-	-	-	-	36,600
Other borrowings	185,579	41,046	15,396	7,095	24	10,418	259,558
Total interest-bearing liabilities	$1,500,725	$171,132	$106,065	$26,688	$306	$13,589	$1,818,505

Interest-sensitivity GAP
GAP by period	$(185,960)	$36,111	$77,873	$57,071	$38,656	$218,692	$242,443
Cumulative GAP	$(185,960)	$(149,849)	$(71,976)	$(14,905)	$23,751	$242,443	$242,443
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.88	1.21	1.73	3.14	127.33	17.09	1.13
Cumulative GAP	0.88	0.91	0.96	0.99	1.01	1.13	1.13

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 6, 2008.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer