Form 10-K
period 2008-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2009-03-16
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from to

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
___________________

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer: [ ]	Accelerated filer: [X]	Non-accelerated filer: [ ]	Smaller Reporting Company: [ ]
(Other than a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $104,441,705 based on the closing price of the common stock of $9.06 on March 2, 2009, as reported by the NASDAQ Global Select Market.

As of March 2, 2009, the Registrant had 12,831,457 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the
2009 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2008.

ENTERPRISE FINANCIAL SERVICES CORP
2008 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could” and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; and technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors”, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

PART I

ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or “the Company” or “EFSC”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri. The Company provides a full range of banking and wealth management services to individuals and business customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise” or “the Bank”). Enterprise also operates a loan production office in Phoenix, Arizona. The Company celebrated 20 years in business in 2008. Our Trust division will celebrate 10 years in business in 2009.

In addition, the Company owns Millennium Brokerage Group, LLC (“Millennium”). Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from 13 offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states.

On July 31, 2008, we sold our remaining interests in Great American Bank (“Great American”). See Item 8, Note 2 – Acquisitions and Divestitures for more information.

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

Through Enterprise, our commercial banking line of business offers a broad range of business and personal banking services. Lending services include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities.

The wealth management line of business includes the Company’s trust operations and Millennium. Enterprise Trust, a division of Enterprise (“Enterprise Trust” or “Trust”) provides financial planning, advisory, investment management and trust services to our target markets. Business financial services are focused in the areas of retirement plans, management compensation and management succession planning. Personal advisory services include estate planning, financial planning, business succession planning and retirement planning services.

Investment management and fiduciary services are provided to individuals, businesses, institutions and nonprofit organizations. Additional information on our operating segments can be found on Pages 19 and 84.

Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105 and our telephone number is (314) 725-5500.

Available Information
The Company’s website is www.enterprisebank.com. Various reports provided to the Securities and Exchange Commission (“SEC”), including our annual reports, quarterly reports, current reports and proxy statements are available free of charge on our website. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

Building long-term client relationships – Our historical growth strategy has been largely client relationship driven. We continuously seek to add clients who fit our target market of business owners and associated families. Those relationships are maintained, cultivated and expanded over time. This strategy enables us to attract clients with significant and growing borrowing needs, and maintain those relationships as they grow in tandem with our increasing capacity to fund client loan needs. Our banking officers are typically highly experienced. As a result of our long-term relationship orientation, we are able to fund loan growth primarily with core deposits from our business and professional clients. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), and by issuing brokered certificates of deposits, priced at or below alternative cost of funds.

Growing Wealth Management business – Enterprise Trust offers both fiduciary and financial advisory services. We employ a full complement of attorneys, certified financial planners, estate planning professionals, as well as other investment professionals who offer a broad range of services for business owners and high net worth individuals. Employing an intensive, personalized methodology, Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them. Consistent with the Company’s long-term relationship strategy, Trust representatives maintain close contact with clients ensuring follow up, discipline, and appropriate adjustments as circumstances change.

Millennium provides additional financial advisory capabilities, insurance product access and market reach that supplement our trust services. This subsidiary has also expanded our fee income sources.

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

Expense management – The Company is focused on leveraging its current expense base and measures the “efficiency ratio” as a benchmark for improvement. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income). Continued improvement is targeted to increase earnings per share and generate higher returns on equity.

Market Areas and Approach to Geographic Expansion
Enterprise operates in the St. Louis, Kansas City and Phoenix metropolitan areas. Through Millennium, subject to applicable regulatory restrictions, the Company also provides services in markets across the United States.

The Company, as part of its expansion effort, plans to continue its strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service.

The Company has four Enterprise banking facilities in the St. Louis metropolitan area. The St. Louis region enjoys a stable, diverse economic base and is ranked the 19th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and over 61,000 households with investible assets of $1.0 million or more. We are the largest publicly-held, locally headquartered bank in this market.

Acquisitions in 2006 and 2007 increased the Company’s assets in the Kansas City market to more than $700.0 million, making us one of the fastest growing banks in the Kansas City market. At December 31, 2008, the Company had seven banking facilities in the Kansas City Market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and over 42,000 households with investible assets of $1.0 million or more. To more efficiently deploy our resources, during 2007, the Company established a plan to streamline our Kansas City branch network. On February 28, 2008, we sold the Enterprise branch in Liberty, Missouri and on July 31, 2008, we sold the Kansas state bank charter of Great American along with the DeSoto, Kansas branch. See Item 8, Note 2 – Acquisitions and Divestitures for more information.

In 2007, the Company announced its intent to expand to Arizona, and subsequently applied for a new Arizona bank charter in 2008. Banking regulators have curtailed new charter approvals as a result of conditions in the Arizona real estate market. However, the Enterprise loan production office located in Phoenix continues to grow and build a client base. Despite the market downturn in residential real estate, we believe the Phoenix market offers substantial long-term growth opportunities for Enterprise. The demographic and geographic factors that propelled Phoenix into one of the fastest growing and most dynamic markets in the country still exist, and we believe these factors should drive continued growth in that market long after the current real estate slump is over. Today, Phoenix has more than 86,000 privately held businesses and 81,000 households with investible assets over $1.0 million each.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by a number of large multi-bank holding companies with substantial capital resources and lending capacity. Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, the St. Louis, Kansas City and Phoenix markets have experienced an increase in de novo banks. In addition to other financial holding companies and commercial banks, we compete with credit unions, investment managers, brokerage firms, and other providers of financial services and products.

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

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy and “Bank Subsidiary – Community Reinvestment Act” below for more information on Community Reinvestment.

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

Emergency Economic Stabilization Act of 2008: In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury (the “Secretary”) to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”.) Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250.0 billion in troubled assets immediately and up to $350.0 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700.0 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300.0 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance. See Item 11 – Executive Compensation.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary created the TARP Capital Purchase Program under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

The Company applied to receive an investment by the Treasury under the Capital Purchase Program and our application was approved in November 2008. On December 19, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program, pursuant to which the Company sold (i) 35,000 shares of EFSC Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 324,074 shares of EFSC common stock, par value $0.01 per share (the “Common Stock”), for an aggregate investment by the Treasury of $35.0 million.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by EFSC after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by EFSC only with proceeds from a qualifying sale of common stock of EFSC (a “Qualified Equity Offering”), although amendments to EESA enacted in February 2009 eliminate this restriction on the means of redeeming the Senior Preferred Stock.

Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.0525) declared on the Common Stock prior to December 19, 2008. The redemption, purchase or other acquisition of trust preferred securities of EFSC or our affiliates will also be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties. The restrictions described in this paragraph are set forth in the Purchase Agreement.

In addition, the ability of EFSC to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that EFSC fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

“Junior Stock” means the Common Stock and any other class or series of EFSC stock, the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of EFSC. “Parity Stock” means any class or series of EFSC stock, the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of EFSC (in each case without regard to whether dividends accrue cumulatively or non-cumulatively.)

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $16.20 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, EFSC has agreed to promptly enter into a deposit arrangement whereby the Series A Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series A Preferred Stock, may be issued. EFSC agreed to register the Series A Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant. These shares were registered with the SEC on Form S-3 on January 16, 2009. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009.

The Purchase Agreement also subjects EFSC to certain of the executive compensation limitations included in the EESA. As a result, as a condition to the closing of the transaction, each of Messrs. Peter F. Benoist, Frank H. Sanfilippo, Stephen P. Marsh and John G. Barry and Ms. Linda M. Hanson, EFSC’s Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or EFSC for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of EFSC acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement (the “Letter Agreement”) with EFSC amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of EFSC acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

The American Recovery and Reinvestment Act of 2009 significantly amended Section 111(b) of the EESA and imposed more severe restrictions on the executive compensation while loosening the requirements to redeem the Series A Preferred Stock including a complete prohibition on any severance or other compensation upon termination of employment, significant caps on bonuses, retention payments and executive compensation and a “clawback” requirement requiring the return of any bonus or incentive compensation based on earnings or other financial data that later turn out to be misstated. See Item 11 – Executive Compensation. These executive compensation restrictions may affect our ability to attract and retain key executives.

The foregoing description of the TARP, the Capital Purchase Program and securities covered thereby is qualified in its entirety by reference to the Letter Agreement – Standard Terms executed and delivered by the Company to the Secretary and the Warrant to Purchase Common Stock, both of which were executed and delivered by the Company and delivered to the Secretary at the closing of the Company’s issuance of Series A Preferred Stock to the Treasury.

Bank Subsidiary
At December 31, 2008, we had one wholly owned bank subsidiary. Enterprise is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. Enterprise is a member of the FHLB of Des Moines.

Enterprise is subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. Enterprise must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

Transactions with Affiliates and Insiders: Enterprise is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Limitations on Loans and Transactions: The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.

Temporary Liquidity Guarantee Program: Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding to the credit of the bank. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions will be assessed at the rate of 10 basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. Institutions were required to opt out of the Temporary Liquidity Guarantee Program by December 5, 2008 if they did not wish to participate. The Company and Enterprise opted into the TLGP.

Deposit Insurance Fund: The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. The Deposit Insurance Fund (“DIF”) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits.

To fund this program, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC adopted a new risk-based deposit insurance premium system that provides for quarterly assessments. Beginning in 2007, institutions were grouped into one of four categories based on their FDIC ratings and capital ratios. Each institution is assessed for deposit insurance at an annual rate of between 5 and 43 basis points with the assessment rate to be determined according to a formula based on a weighted average of the institution’s individual FDIC component ratings plus either five financial ratios or the average ratings of its long-term debt.

To restore its reserve ratio, the FDIC has proposed to raise the base annual assessment rate for all institutions by 7 basis points for the first quarter of 2009. Assessment rates for first quarter of 2009 would range from 12 to 50 basis points. For the second quarter of 2009, the proposed initial base assessment rates would range between 10 and 45 basis points. An institution’s assessment rate can be adjusted up or down as a result of additional proposed risk adjustments based on the following: long-term debt ratings, weighted average FDIC component ratings, various financial ratios, the institution’s reliance on brokered deposits and/or other secured liabilities and the amount of unsecured debt.

During 2008, Enterprise had a weighted average assessment rate of 5.9 basis points. Total payments to the FDIC were $1.2 million in 2008. Based on an analysis of the proposed rates, underlying adjustments and our planned deposit base, we expect our FDIC insurance premiums to increase by approximately $1.0 million in 2009.

On February 27, 2009, the FDIC imposed a one-time special assessment of 20 basis points, which will be collected in the third quarter of 2009. We are awaiting the final ruling of the assessment calculation, but our initial expectation is that the one-time assessment could increase our 2009 FDIC insurance premiums by as much as an additional $3.5 million. It is possible this amount may be reduced pending the final FDIC ruling.

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

Employees
At December 31, 2008 we had approximately 348 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

Risks Related To Our Business

The financial markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices, which may have a material adverse effect on our results of operations, financial condition and liquidity.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, will be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings. Management uses simulation analysis to produce an estimate of interest rate exposure based on assumptions and judgments related to balance sheet growth, customer behavior, new products, new business volume, pricing and anticipated hedging activities. Simulation analysis involves a high degree of subjectivity and requires estimates of future risks and trends. Accordingly, there can be no assurance that actual results will not differ from those derived in simulation analysis due to the timing, magnitude and frequency of interest rate changes, changes in balance sheet composition, and the possible effects of unanticipated or unknown events.

Since July 2007, credit markets have experienced difficult conditions, extraordinary volatility and rapidly widening credit spreads and, therefore, have provided significantly reduced availability of liquidity for many borrowers. Uncertainties in these markets present significant challenges, particularly for the financial services industry. Disruptions in the financial markets caused widening credit spreads resulting in markdowns and/or losses by financial institutions from trading, hedging and other market activities. We obtain most of our funding from core deposit relationships with our clients and invest those funds in loans to our clients or government-backed agency securities. Our investment portfolio contains no mortgage-backed securities invested in subprime or alt-A mortgages.

Our activities in the national credit markets are limited to funding vehicles such as brokered certificates of deposit and subordinated debentures. We have seen the cost of brokered deposits decline slower than other money market rates due to demand by financial institutions, and the cost and availability of subordinated debentures has been severely and negatively impacted by this adverse environment. It is difficult to predict how long these economic conditions will exist, and which of our markets, products or other businesses will ultimately be affected. In addition, further reductions in market liquidity may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

One important exposure to equity risk relates to the potential for lower earnings associated with our Wealth Management business, where fee income is earned based upon the fair value of the assets under management. During 2008, the significant declines in equity markets have negatively impacted assets under management. As a result, fee income earned from those assets has also decreased.

If significant, further declines in equity prices, changes in U.S. interest rates and changes in credit spreads individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competition and other pressures such as employee retention issues.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The Company depends on payments from Enterprise, including dividends and payments under service agreements and tax sharing agreements, for substantially all of the Company’s revenue. Federal and state regulations limit the amount of dividends and the amount of payments that Enterprise may make to the Company under service and tax sharing agreements. See “Supervision and Regulation”. In the event Enterprise becomes unable to pay dividends to the Company or make payments under the service agreements or tax sharing agreements the Company may not be able to service our debt, pay our other obligations or pay dividends on the Series A Preferred Stock or our common stock. Accordingly, our inability to receive dividends or other payments from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of investments in the Series A Preferred Stock or our common stock.

At December 31, 2008, the Company had $0 outstanding on its $16.0 million line of credit. While the line of credit does not expire until April 2009, we do not have any current availability under the line due to our noncompliance with a certain covenant regarding classified loans as a percentage of bank equity and loan loss reserves. We may be unable to arrange for a holding company line of credit in 2009 given the uncertainties around bank industry performance. However, we believe our current level of cash at the holding company will be sufficient to meet all projected cash needs in 2009.

We believe the level of liquid assets at Enterprise is sufficient to meet current and anticipated funding needs. In addition to amounts currently borrowed, at December 31, 2008, Enterprise could borrow an additional $164.3 million available from the FHLB of Des Moines under blanket loan pledges and an additional $310.5 million available from the Federal Reserve Bank under pledged loan agreements. Enterprise also has access to over $70.0 million in overnight federal funds lines from various correspondent banks. See “Liquidity and Capital Resources” for more information.

We are subject to credit and collateral risk.
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The real estate downturn in our geographic markets has hurt our business because a majority of our loans are secured by real estate. If real estate prices continue to decline, the value of real estate collateral securing our loans will be reduced. Our ability to recover on defaulted loans by foreclosing and selling real estate collateral will be further diminished and we would likely suffer losses on defaulted loans. Substantially all of our real property collateral is located in Missouri and Kansas. Over the past nine months, real estate values, particularly residential real estate values, have deteriorated in our markets. As a result, our 2008 charge-offs were significantly higher than historical levels. During 2008, we incurred $12.7 million of net-charge-offs, or 0.70% of average loans compared to $2.0 million, or 0.14%, of average loans for 2007.

Various factors may cause our allowance for loan losses to increase.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. The loan loss allowance increased in 2008 due to changes in economic conditions affecting borrowers, new information regarding existing loans, and identification of additional problem loans. We continue to monitor our loan loss allowance and may need to increase it if factors continue to deteriorate. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. Due to strong loan growth, an increase in non-performing loans and adverse risk rating changes primarily in the residential builder portfolio, the provision for loan losses was $22.5 million for 2008 compared to $4.6 million for 2007.

If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or intangible assets or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill or other long-term intangible asset has been impaired, the Company must write down the asset by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have a material adverse effect on our results of operations and financial position. During 2008, we took an impairment charge of $9.2 million, pre-tax, with respect to our Millennium reporting unit. At December 31, 2008, the goodwill balance included in the consolidated balance sheet for the Millennium reporting unit was $3.1 million. It is possible that additional impairment at Millennium may occur in 2009.

The Company’s 2008 analysis of goodwill at the Banking reporting unit indicated that no impairment existed at December 31, 2008. If current market conditions persist during 2009, in particular, if the EFSC common share price falls and consistently remains below book value per share, the Company may need to test for goodwill impairment at an interim date. Subsequent reviews of goodwill could result in additional impairment of goodwill during 2009.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2008, the Company did not carry a valuation allowance against its deferred tax asset balance of $15.7 million. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.

We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including Federal Home Loan banks, commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in the geographic regions in which we operate.
The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, an act of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors, such as severe declines in the value of homes and other real estate, could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market areas.
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

We are subject to extensive government regulation and supervision.
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

Our controls and procedures may fail or be circumvented.
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

Recent and possible acquisitions may disrupt our business and dilute shareholder value.
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

We may not be able to attract and retain skilled people.
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

The restrictions on executive compensation imposed by EESA and ARRA on all participants in TARP severely limit the amount and types of compensation we can pay our executive officers and key employees, including a complete prohibition on any severance or other compensation upon termination of employment, significant caps on bonuses, retention payments and executive compensation and a “clawback” requirement requiring the return of any bonus or incentive compensation based on earnings or other financial data that later turn out to be misstated. These restrictions may affect our ability to attract and retain key employees.

Our information systems may experience an interruption or breach in security.
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

Risks Associated With Our Shares

Our share price can be volatile.
Share price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

  actual or anticipated variations in quarterly results of operations;

  recommendations by securities analysts;

  operating and stock price performance of other companies that investors deem comparable to our business;

  news reports relating to trends, concerns and other issues in the financial services industry;

  perceptions of us and/or our competitors in the marketplace;

  significant acquisitions or business combinations or capital commitments entered into by us or our competitors; or

  failure to integrate acquisitions or realize anticipated benefits from acquisitions.

General market fluctuations, market disruption, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to decrease regardless of operating results.

An investment in our common shares is not an insured deposit.
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

Our certificate of incorporation authorizes the issuance of preferred stock by our board of directors.
Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, powers, preferences, rights, qualifications and limitations determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2008, we had four banking locations and a support center in the St. Louis metropolitan area and seven banking locations in the Kansas City metropolitan area. We own four of the facilities and lease the remainder. In March 2006, the Company purchased its operations center located in St. Louis County, Missouri. Most of the leases expire between 2009 and 2017 and include one or more renewal options of 5 years. One lease expires in 2026. All the leases are classified as operating leases. We believe all our properties are in good condition.

Wealth management facilities
In February 2008, we purchased approximately 11,000 square feet of commercial condominium space in Clayton Missouri located approximately two blocks from our executive offices. We relocated the St. Louis-based Trust Advisory operations to this location in the fourth quarter of 2008. Enterprise Trust also has offices in Kansas City. Expenses related to the space used by Enterprise Trust are allocated to the Wealth Management segment.

As of December 31, 2008, Millennium had 13 locations in 9 states throughout the United States. The executive offices are located in Nashville, Tennessee. None of the locations are owned by Millennium. The leases are classified as operating leases and expire in various years through 2011.

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

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on December 12, 2008. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The shareholders were asked to approve an amendment to the Company’s Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock. At the meeting, shareholders approved the amendment by a vote of 7,758,555 “for” the amendment, 1,264,544 “against” the amendment and 54,340 abstaining. Following the filing of the amendment to the Certificate of Incorporation, the Company’s Directors designated 35,000 shares of preferred stock for sale to the Treasury under the TARP program.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices
The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EFSC”. Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock. There may have been other transactions at prices not known to the Company. As of March 2, 2009, the Company had 719 common stock shareholders of record and a market price of $9.06 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2008				2007
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$15.24	$22.56	$18.85	$25.00	$23.81	$24.34	$24.86	$28.00
High	22.49	23.04	25.25	25.00	25.70	26.81	28.15	31.36
Low	11.49	15.95	18.60	18.19	19.97	20.02	24.25	27.73
Cash dividends paid
on common shares	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2008, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2008:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation
plans approved by the
Company's shareholders	827,471	$17.03	965,869
Equity compensation
plans not approved by
the Company's
shareholders	--	--	--
Total	827,471 (1)	$17.03	965,869 (2)

(1) Includes the following:

  29,090 shares of common stock to be issued upon exercise of outstanding stock options under the 1996 Stock Incentive Plan (Plan III);

  190,035 shares of common stock to be issued upon exercise of outstanding stock options under the 1999 Stock Incentive Plan (Plan IV);

  198,670 shares of common stock to be issued upon exercise of outstanding stock options under the 2002 Stock Incentive Plan (Plan V);

  407,176 shares of common stock used as the base for grants of stock settled stock appreciation rights under the 2002 Stock Incentive Plan (Plan V);

  2,500 shares of common stock to be issued upon exercise of outstanding stock options under the 1998 Nonqualified Plan.

(2) Includes the following:

  28,800 shares of common stock available for issuance under the 1999 Stock Incentive Plan (Plan IV);

  856,723 shares of common stock available for issuance under the 2002 Stock Incentive Plan (Plan V);

  80,346 shares of common stock available for issuance under the Non-management Director Stock Plan.

Dividends
The holders of shares of common stock of the Company are entitled to receive dividends when declared by the Company’s Board of Directors out of funds legally available for the purpose of paying dividends. Holders of our Series A Preferred Stock originally issued to the United States Treasury on December 19, 2008, are entitled to cumulative dividends of 5% per annum. Dividends payable on the Series A Preferred Stock are currently $1.8 million per annum. Dividends on the Series A Preferred Stock are prior to and in preference to any dividends payable on our common stock. Pursuant to the terms of the Purchase Agreement under the TARP Capital Purchase Program, prior to December 19, 2011 our ability to declare or pay dividends is subject to restrictions, including a restriction against increasing the dividend rate from the last quarterly cash dividend per share ($0.0525) declared on the Common Stock prior to December 19, 2008. The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to the Company’s common stock. In addition, the Company currently plans to retain most of its earnings to strengthen our balance sheet given the weak economic environment.

Repurchases of Common Stock
On August 27, 2007, the Company’s Board of Directors authorized a one year stock repurchase program of up to 625,000 shares, or approximately 5.00%, of the Company’s outstanding common stock in the open market or in privately negotiated transactions. No purchases were made in 2008 and the program expired in August 2008 without reauthorization. In addition, participants in TARP are not allowed to repurchase shares of common stock. All repurchased shares are being held as Treasury stock. See Item 8, Note 1 – Significant Accounting Policies for more information.

Performance Graph
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

The following graph compares the cumulative total shareholder return on the Company’s common stock from December 31, 2003 through December 31, 2008. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on December 31, 2003 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Enterprise Financial Services Corp	100.00	133.02	164.16	237.34	174.94	113.30
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2008. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
EARNINGS SUMMARY:
Interest income	$117,981	$122,517	$94,418	$68,108	$48,893
Interest expense	51,258	61,465	43,141	23,541	12,169
Net interest income	66,723	61,052	51,277	44,567	36,724
Provision for loan losses	22,475	4,615	2,127	1,490	2,212
Noninterest income	25,273	19,673	16,916	8,967	7,122
Noninterest expense	63,505	49,516	41,394	34,324	29,331
Minority interest in net income of consolidated
consolidated subsidiary	-	-	(875)	(113)	-
Income before income taxes	6,016	26,594	23,797	17,607	12,303
Income taxes	1,586	9,016	8,325	6,312	4,088
NET INCOME	$4,430	$17,578	$15,472	$11,295	$8,215

PER SHARE DATA:
Basic earnings per common share	$0.35	$1.44	$1.41	$1.12	$0.85
Diluted earnings per common share	0.34	1.40	1.36	1.05	0.82
Cash dividends paid on common shares	0.21	0.21	0.18	0.14	0.10
Book value per common share	14.31	13.96	11.52	8.85	7.44
Tangible book value per common share	10.24	8.86	8.43	7.27	7.23

BALANCE SHEET DATA:
Year end balances:
Loans	$1,977,175	$1,641,432	$1,311,723	$1,002,379	$898,505
Allowance for loan losses	31,309	21,593	16,988	12,990	11,665
Goodwill	48,512	57,177	29,983	12,042	1,938
Intangibles, net	3,504	6,053	5,789	4,548	135
Assets	2,270,174	1,999,118	1,535,587	1,286,968	1,059,950
Deposits	1,792,784	1,585,012	1,315,508	1,116,244	939,628
Subordinated debentures	85,081	56,807	35,054	30,930	20,620
Borrowings	166,117	169,581	40,752	36,931	20,164
Shareholders' equity	217,788	173,149	132,994	92,605	72,726
Average balances:
Loans	1,828,434	1,495,807	1,159,110	964,259	847,270
Earning assets	1,952,942	1,619,425	1,300,378	1,100,559	967,854
Assets	2,127,671	1,753,254	1,385,726	1,148,691	1,008,022
Interest-bearing liabilities	1,711,048	1,365,471	1,055,520	859,912	748,434
Shareholders' equity	183,819	161,359	113,000	81,511	68,854

SELECTED RATIOS:
Return on average common equity	2.43%	10.89%	13.69%	13.86%	11.93%
Return on average assets	0.21	1.00	1.12	0.98	0.81
Efficiency ratio	69.03	61.34	60.70	64.12	66.90
Average common equity to average assets	8.58	9.20	8.15	7.10	6.83
Yield on average interest-earning assets	6.09	7.63	7.33	6.25	5.10
Cost of interest-bearing liabilities	3.00	4.50	4.09	2.74	1.63
Net interest rate spread	3.09	3.13	3.24	3.51	3.47
Net interest rate margin	3.47	3.83	4.01	4.11	3.84
Nonperforming loans to total loans	1.50	0.77	0.49	0.14	0.20
Nonperforming assets to total assets	1.92	0.78	0.52	0.11	0.18
Net chargeoffs to average loans	0.70	0.14	0.10	0.02	0.13
Allowance for loan losses to total loans	1.58	1.32	1.30	1.30	1.30
Dividend payout ratio - basic	60.09	15.01	12.78	12.58	11.76

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2008. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1.

EXECUTIVE SUMMARY
This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

Over the past eighteen months, banks and financial institutions of all sizes have been impacted by adverse conditions in the housing and credit markets, and recent bank failures have heightened awareness and concern regarding the safety and soundness of all banks. The Company, including its wholly owned bank subsidiary, Enterprise, are “well-capitalized” under the regulatory guidelines. Since September 2008, we have raised $62.5 million in regulatory capital, raising our risk-based capital ratio to 12.81% - well in excess of the regulatory guidelines. On September 30, 2008, Enterprise completed a $2.5 million private placement of subordinated capital notes. On December 12, 2008, we completed a private placement of $25.0 million in Convertible Trust Preferred Securities that qualify as Tier II regulatory capital until they would convert to EFSC common stock. And finally, on December 19, 2008, we received $35.0 million from the US Treasury under the Capital Purchase Program.

See “Supervision and Regulation”, “Liquidity and Capital Resources” and Item 8, Note 11 – Subordinated Debentures for more information.

We are concentrating our resources on growing our core banking and wealth management businesses and aggressively managing asset quality through this credit cycle. The additional capital will strengthen our balance sheet and allows us to take advantage of opportunities that may emerge as a result of the current unsettled nature of the financial industry. In addition, please note:

  We have not participated in the origination of subprime or Alt-A loans.

  We have not invested in securities that are secured by subprime loans.

  We have no common or preferred Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) stock.

Operating Results
Net income for 2008 was $4.4 million, or $0.34 per fully diluted share, compared to $17.6 million, or $1.40 per fully diluted share in 2007. Included in 2008 results are:

  $9.2 million in pre-tax, non-cash goodwill and intangible impairment charges related to Millennium;

  $3.4 million in pre-tax gains on the sale of non-strategic branches in the Kansas City market; and

  $1.0 million pre-tax charge related to a payout under an employee retention agreement.

Excluding these non-recurring items, operating earnings for the year were $9.1 million, or $0.70, per share. We are presenting operating earnings and loss figures, which are not financial measures as defined under U.S. GAAP, because we believe adjusting our results to exclude non-recurring items provides shareholders with a more comparable basis for evaluating our period-to-period operating results and financial performance. Below is a reconciliation of U.S. GAAP net (loss) income to operating (loss) earnings for the fourth quarter and year of 2008.

	4th Quarter 2008		Total year 2008
(All amounts net of tax, in thousands, except per share data)	Net loss	Diluted EPS	Net income	Diluted EPS
U.S. GAAP net (loss) income	$(3,952)	$(0.32)	$4,430	$0.34
Impairment charges related to Millennium	2,112	0.16	5,888	0.46
Gain on sales of Kansas City nonstrategic branches/charter	-	-	(1,880)	(0.15)
Employee retention agreement	560	0.04	640	0.05
Operating (loss) earnings	$(1,280)	$(0.12)	$9,078	$0.70

Our diluted earnings per share are $0.01 less than previously reported in the press release issued on January 29, 2009 on Form 8-K due to the inclusion of preferred stock dividends that were not declared as of the press release date and not included in the earnings per share calculation at that time.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 8, Note 20 – Segment Reporting.

Banking
Our core banking business continues to perform relatively well in light of the unprecedented turmoil in the financial markets and the continued deterioration of the housing market. Below is a summary of 2008:

  Loan growth – At December 31, 2008, portfolio loans were $1.977 billion, an increase of $336.0 million, or 20%, from December 31, 2007. The strong net growth in loans is attributable in part to a more favorable competitive environment, with fewer competitors positioned today to capture new business, resulting in both increased volumes and more favorable pricing. More than 60% of the net loan growth was related to commercial and industrial businesses. Our loan portfolio mix at December 31, 2008, from both industry and collateral perspectives, did not change significantly from December 31, 2007. Loans collateralized by commercial real estate totaled $829.0 million at year end 2008. Approximately $318.0 million, or 38%, of that total, represented real estate that was “owner-occupied” by commercial and industrial businesses.

  Enterprise continues to operate a loan production office in central Phoenix. Through December 2008, the loan production office has generated approximately $22.0 million of commercial and industrial and commercial real estate loans. In 2008, we applied for a de novo Arizona state bank charter. Unfortunately, conditions have led the Arizona regulatory authorities to stop approvals for de novo charters and as a result the most likely option to obtain a charter to operate a bank in Arizona is, through negotiated acquisition or an FDIC-assisted transaction. We continue to believe in the long-term value in the Phoenix market and remain confident in our decision to establish a bank in that region.

  The Bank has continued its lending activities since the Treasury’s investment on December 19, 2008. From the close of business December 18, 2008 through February 28, 2009, the Bank funded $55.0 million in new loans and advanced another $80.4 million on existing loans. Total portfolio loans, net of payoffs and paydowns, grew $29.1 million or roughly 8% annualized between December 18, 2008 and February 28, 2009. We continue to see loan opportunities in all our markets. During 2009, we expect our loan growth percentage to be in the high single digits.

  Deposit growth – Deposit growth in 2008 was challenging. Across the financial industry, growing concern over the safety of bank deposits caused some large balance clients to reduce their exposure by spreading funds among numerous financial institutions. Our focus for 2009 is to reduce our reliance on brokered deposits, grow our core deposits and increase our percentage of non-interest bearing deposits. We have adjusted our incentive programs to focus our associates on deposit gathering efforts and will be aggressively managing deposit rates to achieve this objective.

  During the fourth quarter of 2008, we increased core deposits $113.0 million, or 8%. While less than our historical fourth quarter deposit surge, this increase is significant in that it occurred despite a massive investor flight to the Treasury markets driven by the instability and volatility of the financial markets during that period. In 2008, total deposits grew $208.0 million, or 13%, to $1.793 billion. Brokered deposits represented $336.0 million of this total, an increase of $222.0 million over December 31, 2007. Approximately $37.0 million of deposits were sold as part of the Great American sale. Excluding the impact of the Great American sale and brokered deposits, core deposits increased $23.0 million, or 2%, in 2008. For the year ended December 31, 2008, brokered deposits represented 19% of total deposits on average compared to 7% for the year ended December 31, 2007. Non-interest bearing demand deposits represented 14% of total deposits at December 31, 2008, compared to 18% of total deposits one year ago.

  In July 2008, Enterprise became a participating depository institution in the Certificate of Deposit Accounts Registry Service, or CDARS, a private network of institutions, which allows us to provide our customers with access to additional levels of FDIC insurance. As of December 31, 2008, Enterprise had $60.0 million of reciprocal CDARS deposits outstanding.

  We elected to “opt-in” to the expanded FDIC deposit insurance program and the government sponsored debt issuance guaranty program, which represents additional sources of liquidity.

     See “Supervision and Regulation” and “Liquidity and Capital Resources” for more information.

  Asset quality – We are entering the third year of slow residential housing activity in St. Louis and Kansas City with no significant improvement expected in 2009. During the latter half of 2008, we performed an in-depth review to specifically target our higher risk real estate loans where repayment is dependent on the sale of the underlying properties. Examples would be residential construction, commercial construction, land acquisition and development, improved lots, and raw-land. The review:
  determined our geographic distribution of construction projects (those within our primary lending areas compared to those that are out-of-market) along with distribution by counties;

  determined if we were exposed to concentration risk within residential subdivisions through an excessive number of builders, or excessive number of speculative homes, or lots;

  assessed the establishment and use of interest reserves by determining if sufficient amounts were structured into the loans at origination and determined if adequate amounts exist to carry the project to completion;

  assessed the adequacy of financial information and analysis at loan origination or modification; and

  evaluated disbursing procedures to ensure that loan advances are appropriate to the various stages of the construction project, which minimizes the risk of the bank becoming fully funded on a loan when the project has not reached completion.

As a result of the review, we aggressively downgraded risk ratings primarily in the Kansas City region on residential construction loans, which resulted in higher provision expense and loan loss reserves for the year. Although loans to residential builders represent only 12% of our loan portfolio, they represent almost 40% of our nonperforming loans at December 31, 2008.

We are closely monitoring our portfolio to determine if the recession is impacting other sectors. We have not seen significant deterioration in the commercial and industrial sector of our portfolio but anticipate continued economic weakness will adversely impact these borrowers in 2009. Commercial construction projects have slowed, but not as severely as in the residential sector. Builders are still working on backlogs, but some projects are being cancelled and it appears 2010 may be slow.

Non-performing loans were $29.7 million, or 1.50%, of portfolio loans at December 31, 2008. The allowance for loan losses was $31.3 million, or 1.58%, of portfolio loans vs. $21.6 million, or 1.32%, at the end of 2007. In 2008, we incurred $12.7 million of net charge-offs, or 0.70%, of average loans compared to $2.0 million of net charge-offs, or 0.14%, of average loans in 2007. See “Allowance for Loan Losses” for more information.

  Net Interest Rate Margin – Our fully tax-equivalent net interest rate margin was 3.47% for 2008 versus 3.83% for 2007. The margin has been compressed as a result of sharply declining short-term rates, an increased volume of wholesale funding to support loan growth and higher average levels of nonperforming loans.

  Noninterest Expense Reductions – In light of the difficult operating environment, during the fourth quarter of 2008, we took a number of actions to reduce operating expenses. These actions included staff reductions in all three markets, reductions in variable compensation and limitations on filling open positions and staff additions. These actions are expected to reduce noninterest expenses in 2009 by approximately $1.8 million.

  Branch/Charter Sales and Expansion – As part of our expansion effort, we plan to continue our strategy of operating relatively fewer offices with a larger asset base per office, emphasizing commercial banking and wealth management and employing experienced staff who are compensated on the basis of performance and customer service. As a result, on February 28, 2008, we sold the Enterprise branch in Liberty, Missouri for an after tax gain of $315,000, or $0.02, per fully diluted share. On June 26, 2008, we merged the Claycomo branch of Great American into Enterprise and on July 31, 2008, we sold the Great American bank charter along with the DeSoto, Kansas branch. The sale generated an after-tax gain of almost $1.6 million, or $0.13, per fully diluted share. Please refer to Item 8, Note 2 – Acquisitions and Divestitures for more information.

Wealth Management
The Wealth Management segment is comprised of Millennium, Enterprise Trust and our state tax credit brokerage activities. Wealth Management is a strategic line of business consistent with our Company mission of “guiding our clients to a lifetime of financial success.” It is a driver of fee income and is intended to help us diversify our dependency on bank spread incomes.

For 2008, Wealth Management recorded a pre-tax net loss of $6.7 million, including $9.2 million of impairment charges related to Millennium. Excluding the Millennium impairment charges, pre-tax net income was $2.5 million for 2008, compared to $4.2 million for 2007. Revenues for Trust and Millennium are net of commissions and other direct investment expenses such as custody charges and investment management expenses.

  Trust revenues – Revenues from the Trust division decreased $1.2 million, or 17%, for the year. The decline in the overall equity markets along with lost advisory revenues due to personnel turnover earlier in the year were the primary drivers of the decrease. Trust assets under administration were $1.2 billion at December 31, 2008, a 28% decrease over one year ago. We expect to see demand for our fiduciary services increase in 2009 due to market disruptions resulting from the acquisition of a major St. Louis investment firm. During the fourth quarter of 2008, our Trust operations completed several initiatives designed to enhance client service including implementing a new client account reporting and aggregation system.

  State tax credit brokerage activities – In 2008, we recognized approximately $4.2 million of net gains from state tax credit brokerage activities whereby we sell certain state tax credits to our clients. Net gains associated with this activity were $792,000 in 2007. Of the 2008 total, $3.1 million represented the net effects from fair value adjustments on the tax credit assets and related interest rate caps used to economically hedge the tax credits. The remaining increase reflects the full year of the brokerage activity compared to a partial year in  2007 and was consistent with the Company’s performance expectations for its first full year of operations.

  Millennium revenue – Millennium revenues decreased $1.9 million, or 28% for the year. While sales margins rebounded to near expected levels in the fourth quarter of 2008, paid premiums sales were down from 2007 as a result of tighter underwriting standards, continued disruption from the growing influence of aggregators and general turmoil in the financial services industry. We expect earnings before taxes and amortization in 2009 to be flat with 2008.

  Millennium impairment charges –We evaluated Millennium’s goodwill and intangible assets for impairment during the third quarter of 2008. In connection with these tests, we determined that margin pressures reducing Millennium revenues continue to negatively affect operating performance, thereby reducing the fair value of our investment in Millennium. As a result, the Company recorded a $5.9 million, pre-tax goodwill impairment charge as of September 30, 2008. In the fourth quarter of 2008, due to slower paid premium sales and resulting decreased earnings of Millennium, we identified and recorded an additional pre-tax goodwill impairment of $2.8 million and $500,000 of intangible asset impairment. The charges did not reduce our regulatory capital or cash flow. See “Noninterest Expenses” and Item 8, Note 9 – Goodwill and Intangible Assets for more information.

RESULTS OF OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2008 vs. 2007
Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest earning and other assets. The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, such as the mix of fixed vs. variable rate loans. When and how often loans and deposits mature and reprice also impacts net interest income.

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

The Company’s balance sheet is relatively neutral to rate changes. In response to the federal funds decreases in early 2008, which in turn lowered the prime rate earned on many of our loans, we aggressively reduced deposit rates. This allowed us to partially offset the lower asset yields. Following the December 2008 federal funds decreases, management chose to maintain the Enterprise prime rate at 4%. In addition, we are including interest rate floors in many of our new and renewing variable rate loans.

Net interest income (on a tax-equivalent basis) increased $5.6 million, or 9%, from $62.1 million for 2007 to $67.7 million for 2008. Total interest income decreased $4.6 million while total interest expense decreased $10.2 million.

Average interest-earning assets were $1.953 billion in 2008, an increase of $334.0 million, or 21%, from 2007. Loans accounted for the majority of the growth, increasing by $333.0 million, or 22%, to $1.828 billion. Interest income on loans increased $16.8 million from growth and decreased by $21.3 million due to the impact of rates, for a net decrease of $4.5 million versus 2007.

Average interest-bearing liabilities increased $346.0 million, or 25%, to $1.711 billion compared to $1.365 billion for 2007. The growth in interest-bearing liabilities resulted from a $99.0 million increase in interest-bearing core deposits, a $94.0 million increase in brokered certificates of deposit, a $5.4 million increase in subordinated debentures, and a $147.0 million increase in borrowed funds including FHLB advances and federal funds purchased. In December 2008, we began utilizing the Federal Reserve discount window, due to its lower borrowing rates. For 2008, interest expense on interest-bearing liabilities increased $9.7 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $19.9 million, for a net decrease of $10.2 million versus 2007. See “Liquidity and Capital Resources” for more information.

For the year ended December 31, 2008, the tax-equivalent net interest rate margin was 3.47% compared to 3.83% for 2007. The margin has been compressed as a result of sharply declining short-term rates along with an increased volume of wholesale funding to support loan growth. Approximately 0.11% of the decline is due to higher average levels of nonperforming loans in 2008 versus the prior year. In 2009, we expect margins to remain flat as improved loan pricing is expected to be offset by more aggressive deposit pricing in our markets.

Comparison of 2007 vs. 2006
Net interest income (on a tax-equivalent basis) increased $9.9 million, or 19%, from $52.2 million for 2006 to $62.1 million for 2007. Total interest income increased $28.2 million while total interest expense increased $18.3 million.

Average interest-earning assets were $1.619 billion in 2007, an increase of $319.0 million, or 25%, from 2006. Loans accounted for the majority of the growth, increasing by $337.0 million, or 29%, to $1.496 billion. Average short-term investments declined by $17.0 million due to a decline in federal funds sold. Interest income on loans increased $26.5 million from growth and $2.1 million due to the impact of rates, for a net increase of $28.6 million versus 2006.

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

For the year ended December 31, 2007, the tax-equivalent net interest rate margin was 3.83% compared to 4.01% for 2006. Approximately 0.05% of the decline was due to higher average levels of nonperforming loans in 2007 versus the prior year. Additionally, higher levels of subordinated debentures associated with the acquisition of Clayco negatively impacted the margin.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

For 2006, loans and deposits associated with NorthStar Bank NA (“NorthStar”) are included for six months. The loans and deposits associated with Great American are included for ten months of 2007. Approximately $30.0 million of deposits associated with the DeSoto branch are included for seven months of 2008.

	For the years ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest Income/ Expense	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average		Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance		Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,798,065	$110,610	6.15%	$1,463,133	$115,039	7.86%	$1,130,482	$86,893	7.69%
Tax-exempt loans (2)	30,369	2,776	9.14	32,674	2,824	8.64	28,628	2,412	8.43
Total loans	1,828,434	113,386	6.20	1,495,807	117,863	7.88	1,159,110	89,305	7.70
Taxable investments in debt and equity securities	111,902	5,268	4.71	111,332	5,093	4.57	111,811	4,530	4.05
Non-taxable investments in debt and equity
securities (2)	804	48	5.97	936	53	5.66	1,140	55	4.82
Short-term investments	11,802	295	2.50	11,350	543	4.78	28,317	1,416	5.00
Total securities and short-term investments	124,508	5,611	4.51	123,618	5,689	4.60	141,268	6,001	4.25
Total interest-earning assets	1,952,942	118,997	6.09	1,619,425	123,552	7.63	1,300,378	95,306	7.33
Noninterest-earning assets:
Cash and due from banks	40,349			44,417			42,282
Other assets	158,907			108,716			58,649
Allowance for loan losses	(24,527)			(19,304)			(15,583)
Total assets	$2,127,671			$1,753,254			$1,385,726

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	121,371	1,554	1.28%	120,418	3,078	2.56%	102,327	2,332	2.28%
Money market accounts	687,867	13,786	2.00	579,029	23,578	4.07	496,590	19,213	3.87
Savings	9,594	55	0.57	11,126	125	1.12	4,164	57	1.37
Certificates of deposit	588,561	24,525	4.17	503,926	26,083	5.18	357,706	16,230	4.54
Total interest-bearing deposits	1,407,393	39,920	2.84	1,214,499	52,864	4.35	960,787	37,832	3.94
Subordinated debentures	58,851	3,536	6.01	53,500	3,859	7.21	32,704	2,343	7.16
Borrowed funds	244,804	7,802	3.19	97,472	4,742	4.86	62,029	2,966	4.78
Total interest-bearing liabilities	1,711,048	51,258	3.00	1,365,471	61,465	4.50	1,055,520	43,141	4.09
Noninterest-bearing liabilities:
Demand deposits	221,925			215,610			207,328
Other liabilities	10,879			10,814			9,878
Total liabilities	1,943,852			1,591,895			1,272,726
Shareholders' equity	183,819			161,359			113,000
Total liabilities & shareholders' equity	$2,127,671			$1,753,254			$1,385,726
Net interest income		$67,739			$62,087			$52,165
Net interest spread			3.09%			3.13%			3.24%
Net interest rate margin (3)			3.47			3.83			4.01

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,394,000, $690,000 and $217,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year.
The tax-equivalent adjustments reflected in the above table are approximately $1,016,000, $1,035,000 and $888,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

For 2006, loans and deposits associated with NorthStar are included for six months. The loans and deposits associated with Great American are included for ten months of 2007. Approximately $30.0 million of deposits associated with the DeSoto branch are included for seven months of 2008.

	2008 compared to 2007			2007 compared to 2006
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$16,944	$(21,373)	$(4,429)	$26,113	$2,033	$28,146
Nontaxable loans (3)	(161)	113	(48)	349	63	412
Taxable investments in debt
and equity securities	27	148	175	(19)	582	563
Nontaxable investments in debt
and equity securities (3)	(7)	2	(5)	(11)	9	(2)
Short-term investments	11	(259)	(248)	(814)	(59)	(873)
Total interest-earning assets	$16,814	$(21,369)	$(4,555)	$25,618	$2,628	$28,246

Interest paid on:
Interest-bearing transaction accounts	$12	$(1,536)	$(1,524)	$442	$304	$746
Money market accounts	2,198	(11,990)	(9,792)	3,317	1,048	4,365
Savings	(15)	(55)	(70)	80	(12)	68
Certificates of deposit	2,803	(4,361)	(1,558)	7,329	2,524	9,853
Subordinated debentures	240	(563)	(323)	1,500	16	1,516
Borrowed funds	4,485	(1,425)	3,060	1,724	52	1,776
Total interest-bearing liabilities	9,723	(19,930)	(10,207)	14,392	3,932	18,324
Net interest income	$7,091	$(1,439)	$5,652	$11,226	$(1,304)	$9,922

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.

NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses. The provision for loan losses was $22.5 million for 2008 compared to $4.6 million for 2007. The increase was due to strong loan growth, an increase in non-performing loans and adverse risk rating changes primarily in the residential builder portfolio.

The provision for loan losses was $4.6 million for 2007 compared to $2.1 million for 2006. The increase was due to strong loan growth, higher non-performing loan levels and adverse risk rating changes.

See the sections below captioned “Loans” And “Allowance for Loan Losses” for more information on our loan portfolio and asset quality.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
				Change 2008	Change 2007
(in thousands)	2008	2007	2006	over 2007	over 2006
Wealth Management revenue	$10,848	$13,980	$13,809	$(3,132)	$171
Service charges on deposit accounts	4,376	3,228	2,228	1,148	1,000
Other service charges and fee income	1,000	852	586	148	266
Gain on sale of branches/charter	3,400	-	-	3,400	-
Gain (loss) on sale of other real estate	552	(48)	2	600	(50)
Gain on state tax credits, net	4,201	792	-	3,409	792
Gain on sale of securities	161	233	-	(72)	233
Miscellaneous income	735	636	291	99	345
Total noninterest income	$25,273	$19,673	$16,916	$5,600	$2,757

Comparison 2008 vs. 2007
Noninterest income increased 28% during 2008. Our ratio of noninterest income to total revenue at December 31, 2008 was 27%, compared to 24% in 2007.

Wealth Management revenue decreased $3.1 million, or 22%, from 2007. This decrease is a result of lower revenue and margins from the Trust division and Millennium. Revenues from the Trust division decreased $1.2 million, or 17%, due to declining market value of assets under management and client attrition related to advisor turnover experienced earlier this year. Assets under administration were $1.2 billion at December 31, 2008, a 28% decrease from one year ago.

Millennium revenues were $4.9 million, a decrease of $1.9 million, or 28%, due to lower levels of paid premium sales and slightly lower sales margins. Producer sales volumes and carrier commission payouts remain constrained due to continued consolidation of distributors in the industry, uncertainty in the financial markets and tougher underwriting for large insurance cases.

Increases in Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges earned. Other service charges and fee income increases were the result of higher fee volumes on debit cards, merchant processing, and fee income from our International Banking operation.

Gain on sale of branches/charter includes a $550,000 pre-tax gain on the sale of the Liberty branch and a $2.8 million pre-tax gain on the sale of the Great American charter along with the Desoto Kansas branch.

In 2008, we sold $7.9 million of other real estate at a net gain of $552,000. In 2007, we sold $5.6 million of other real estate at a net loss of $48,000.

In the fourth quarter of 2007, we signed an agreement whereby we will purchase the rights to receive ten-year streams of state tax credits at agreed upon discount rates and then re-sell them to our clients for a profit. Gains from state tax credit brokerage activities were $4.2 million in 2008, compared to $792,000 in 2007. Of the 2008 total, $3.1 million represented the net effects from fair value adjustments on the tax credit assets and related interest rate caps used to economically hedge the tax credits. The remaining increase of $1.1 million reflects the full year of the brokerage activity compared to a partial year in 2007 and was consistent with the Company’s performance expectations for its first full year of operations.

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

The decline in Millennium revenue was the result of less favorable carrier mix and higher commission payouts to direct producers.

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

Assets under administration were $1.7 billion at December 31, 2007, a 4% increase over 2006.

Increases in Service charges on deposit accounts were primarily due to incremental activity of Great American along with increased account activity. Other service charges and fee income increases were the result of higher fee volumes on debit cards, merchant processing and health savings accounts along with Great American deposit fee income.

In December 2007, we elected to sell and reinvest a portion of our investment portfolio as part of a restructuring effort to lengthen the portfolio duration and improve our overall expected return. We sold approximately $39.0 million of agency investments realizing a gain of $233,000 on these sales. In December, we reinvested approximately $19.0 million of the proceeds in collateralized mortgage obligations and reinvested the remaining $20.0 million in first quarter of 2008.

Miscellaneous income in 2007 includes $268,000 from the sale of a holding company investment in an investment management firm.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expenses.

	Years ended December 31,
				Change 2008	Change 2007
(in thousands)	2008	2007	2006	over 2007	over 2006
Employee compensation and benefits	$31,024	$29,555	$25,247	$1,469	$4,308
Occupancy	4,246	3,901	2,966	345	935
Furniture and equipment	1,470	1,439	1,028	31	411
Data processing	2,187	1,911	1,431	276	480
Communications	693	668	546	25	122
Director related expense	481	409	508	72	(99)
Meals and entertainment	1,484	1,878	1,744	(394)	134
Marketing and public relations	704	708	985	(4)	(277)
FDIC and other insurance	2,055	846	574	1,209	272
Amortization of intangibles	1,444	1,604	1,128	(160)	476
Impairment charges related to Millennium Brokerage Group	9,200	-	-	9,200	-
Postage, courier, and armored car	928	953	845	(25)	108
Professional, legal, and consulting	2,021	1,447	1,102	574	345
Loan, legal and Other Real Estate (ORE)	1,717	501	252	1,216	249
Other taxes	568	626	437	(58)	189
Other	3,283	3,070	2,601	213	469
Total noninterest expense	$63,505	$49,516	$41,394	$13,989	$8,122

Comparison of 2008 vs. 2007
Noninterest expenses increased $14.0 million, or 28%, in 2008. This increase is mainly due to $9.2 million of goodwill impairment charges associated with Millennium and a $1.0 million executive retention agreement associated with the acquisition of Great American. Excluding these charges, noninterest expenses increased $3.8 million, or 8%. The Company’s efficiency ratio for 2008 is 69%. Excluding the impairment charges, the retention payment and the $3.4 million branch sale gains, the efficiency ratio is 61%, unchanged from 2007.

Employee compensation and benefits. We compensate our associates in ways to attract and retain top performers and to provide base salary, incentives and rewards that incent the behaviors consistent with a high-performing company. We have implemented a disciplined process for managing the performance of our associates against defined business goals and results. The process includes frequent and candid performance feedback, measures individual contributions, differentiates individual performance and reinforces contribution with highly differentiated rewards. Two major components of our compensation program are the variable-pay incentive bonus pool and the Long-Term Incentive Plan (“LTIP”.)

Employee compensation and benefits increased $1.5 million, or 5%, over 2007. Included in the increase is $1.0 million related to the final stock payment pursuant to the expiration of an executive retention agreement associated with the acquisition of Great American. The incremental impact of the Millennium compensation due to the December 31, 2007 restructuring and an increase in compensation expense for various stock programs associated with our LTIP also contributed to the increase. Lower variable compensation expenses driven by Company financial results offset these expenses.

All other expense categories. All other expense categories include $8.7 million for the goodwill impairment charge and a $500,000 impairment charge on the customer related intangible asset associated with Millennium. Excluding these charges, all other expense categories increased $3.3 million, or 17%, over 2007.

Occupancy expense increases were due to scheduled rent increases on various Company facilities along with leasehold improvements completed at the Operations Center and our Clayton headquarters.

Furniture and equipment increases were due to expansion at the Operations Center and in the Kansas City region.

Data processing expenses increased due to upgrades to the Company’s main operating system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems.

Meals and entertainment expenses decreased due to less travel and controlled customer-related entertainment expenses.

FDIC and other insurance increased $1.2 million due to higher FDIC insurance premiums (due to a higher rate structure imposed by the FDIC on all insured financial institutions.) See “Supervision and Regulation – Deposit Insurance Fund” in Part I – Item I for more information.

Professional, legal and consulting increased due to the Arizona de novo bank activities, consulting services in Wealth Management and various legal matters.

Increases in Loan, legal and ORE expenses were due to increased levels of nonperforming loans and ORE properties.

Comparison of 2007 vs. 2006
The Company’s efficiency ratio for 2007 was 61%, unchanged from 2006. Noninterest expenses increased 20%, or $8.1 million, in 2007. Approximately $2.8 million of this increase is related to the addition of Great American and $2.5 million was due to the full year impact of NorthStar. Excluding these amounts, noninterest expenses increased $2.8 million, or 7%.

Employee compensation and benefits. Employee compensation and benefits increased $4.3 million. Increases of $1.3 million were related to Great American. Excluding these expenses, employee compensation and benefits increased $3.0 million, or 12%. The increase was due to salaries and related benefits of new associates in various areas of our organization including banking units and other support areas along with the full year impact of NorthStar. Approximately $710,000 of the increase is related to compensation expense for various stock programs associated with our LTIP.

All other expense categories. All other expense categories include $1.5 million for Great American in 2007. Excluding Great American, all other expense categories increased $2.3 million, or 15%, over 2006.

Occupancy expense increases were due to scheduled rent increases on various Company facilities along with related leasehold improvements completed at the Operations Center.

Furniture and equipment increases were due to expansion at the Operations Center and in the Kansas City region, including Great American.

Data processing expenses increased due to upgrades to the Company’s main operating system, licensing fee increases for our core banking system as a result of our increased asset size and increased maintenance fees for various Company systems. Costs incurred to upgrade NorthStar technology to our platform were capitalized and are being amortized according to the Company’s depreciation policies. In 2007, no significant costs were incurred to upgrade Great American to our platform since the actual conversion to the Enterprise systems did not occur until June 2008.

FDIC and other insurance increased $201,000 due to higher FDIC insurance premiums (due to a higher rate structure imposed by the FDIC on all insured financial institutions.)

Amortization of intangibles related to NorthStar was $409,000 in 2007 compared to $215,000 in 2006. In 2007, the amortization on the Great American core deposit intangible was $283,000. See Item 8, Note 9 – Goodwill and Intangible Assets for more information.

Professional, legal and consulting increased due to new business initiatives and the addition of Great American.

Other noninterest expense includes $270,000 for Great American. On September 30, 2007, EFSC Capital Trust I redeemed all of its $4.0 million variable rate trust preferred securities and its variable rate common securities. At the time of the redemption, the Company recognized an $82,000 charge in noninterest expense for unamortized debt issuance costs related to this instrument. The remaining increase is related to amortization on our tax credit limited partnership, increases in bank charges including ATM charges and other outside services.

Minority Interest in Net Income of Consolidated Subsidiary
On October 21, 2005, the Company acquired a 60% controlling interest in Millennium. As a result, in 2006 and 2007, the Company recorded the 40% non-controlling interest in Millennium, related to Millennium’s results of operations, in minority interest on the consolidated statements of income. Contractually, the Company was entitled to a priority return of 23.1% pre-tax on its original $15.0 million investment in Millennium. The Company adjusted minority interest by $1.3 million and $861,000, in 2007 and 2006, respectively, to recognize its priority return in line with its contractual rights.

Effective December 31, 2007, the Company acquired the remaining 40% of Millennium for $1.5 million in cash. See Item 8, Note 2 – Acquisitions and Divestitures for more information.

Income Taxes
In 2008, the Company recorded income tax expense of $1.6 million on pre-tax income of $6.0 million, resulting in an effective tax rate of 26.3%. The following items were included in Income tax expense and impacted the 2008 effective tax rate:

  the expiration of the statute of limitations for the 2004 tax year warranted the release of $436,000 of reserves related to certain state tax positions;

  reserves associated with various tax benefits of $80,000 related to certain federal tax items were released; and

  recognition of federal tax benefits of $511,000 related to low income housing tax credits from a limited partnership interest.

In 2007, the effective tax rate for the Company was 33.9% compared to 35.0% in 2006. The following items were included in Income tax expense and impacted the 2007 effective tax rate:

  the expiration of the statute of limitations for the 2003 tax year warranted the release of $375,000 of reserves on certain state tax positions;

  reserves related to various tax benefits of $68,000 related to certain federal tax items were released; and

  recognition of federal tax benefits of $242,000 related to low income housing tax credits from a limited partnership interest.

Fourth Quarter 2008 Discussion
For the quarter ended December 31, 2008, the Company recorded a net loss of $4.0 million, or $0.32, per fully diluted share compared to a net profit of $4.9 million, or $0.39, per fully diluted share for the same period in 2007.

The tax-equivalent net interest rate margin was 3.37% for the fourth quarter of 2008 as compared to 3.80% for the same period in 2007. Net interest income in the fourth quarter of 2008 increased $1.1 million from the fourth quarter of 2007. This increase in net interest income was the result of a $3.8 million decrease in interest expense offset by a $2.7 million decrease in interest income. The yield on average interest-earning assets decreased from 7.42% during the fourth quarter of 2007 to 5.67% during the same period in 2008. The decline in the yield is primarily the result of reductions in the prime rate throughout 2008 along with higher levels of nonperforming loans in 2008. The cost of interest-bearing liabilities decreased from 4.26% for the fourth quarter of 2007 to 2.62% for the same period in 2008. These decreases are attributed mainly to lower money market rates (i.e. treasury, LIBOR and swap rates) that drive lower deposit and borrowing costs.

The provision for loan losses was $14.1 million for the fourth quarter of 2008 compared with $2.5 million in the fourth quarter of 2007. The increase in the provision was due to an increase in nonperforming loans during the quarter of $6.1 million (versus $4.2 million in the fourth quarter of 2007), and adverse risk rating changes primarily in the residential housing sector of our portfolio.

Noninterest income was $7.6 million during the fourth quarter of 2008, a $1.4 million increase over noninterest income of $6.2 million for the same period in 2007. The increase includes $1.9 million from gain on state tax credits and $638,500 of gain reclassified from accumulated other comprehensive income to earnings for measured ineffectiveness of cash flow hedges. Offsetting these increases were lower Trust and Millennium revenues.

Noninterest expenses were $17.8 million during the fourth quarter of 2008 versus $13.1 million during the same period in 2007, a $4.7 million increase. The increase was primarily due to $3.3 million of impairment charges related to Millennium and $875,000 related to the final stock payment pursuant to the expiration of an executive retention agreement associated with the acquisition of Great American Bank. Also contributing to the increase was the incremental impact of the Millennium employee compensation due to the December 31, 2007 restructuring, an increase in the Company’s compensation expense for various stock programs associated with our LTIP, higher FDIC insurance premiums and increases in ORE expenses. Lower variable compensation expenses driven by Company financial results partially offset these expenses.

Income tax benefits were $3.1 million during the fourth quarter of 2008 versus income tax expense of $2.0 million in the same period in 2007. The effective tax rate was (44.2%) for the fourth quarter of 2008 compared to 28.9% for the fourth quarter of 2007. The fourth quarter 2008 effective tax rate includes a tax benefit of $436,000 for various tax reserves that were released as a result of the statute of limitations expiring.

FINANCIAL CONDITION
Comparison for December 31, 2008 and 2007
Total assets at December 31, 2008 were $2.27 billion. Assets increased $272.0 million, or 14%, over total assets of $2.0 billion at December 31, 2007. The increase in total assets was primarily driven by a $335.7 million, or 20%, increase in loans, partially offset by a $111.0 million decrease in cash and cash equivalents.

Investments were $108.3 million at December 31, 2008 compared to $83.3 million at December 31, 2007. In December 2007, a portion of the debt securities portfolio was sold in an effort to lengthen the portfolio duration and improve our expected overall return.

Goodwill and intangible assets were $52.0 million at December 31, 2008, compared to $63.2 million at December 31, 2007, a decrease of $11.2 million. The decrease in goodwill and intangible assets was primarily related to impairment charges related to Millennium. See Item 8, Note 9 – Goodwill and Intangible Assets for more information.

At December 31, 2008, Other assets included $15.9 million of receivables related to federal income taxes along with $1.8 million of fair value adjustments related to derivative financial instruments and $2.8 million of private equity investments.

At December 31, 2008, deposits were $1.79 billion, an increase of $208.0 million, or 13%, from $1.59 billion at December 31, 2007. Total brokered CD’s at December 31, 2008 were $336.0 million compared to $114.0 million at December 31, 2007. Excluding brokered deposits and the effects of the sale of approximately $37.0 million in core deposits related to the branch sales, core deposits increased $23 million, or 2%, in 2008.

As mentioned previously, while we typically experience a seasonal increase in deposits during the fourth quarter, the effect was muted in the fourth quarter of 2008 due to the investor flight to Treasury markets. Nevertheless, our core deposits increased during the fourth quarter, and our Treasury Management pipelines remain strong.

Through November of 2008, we utilized short-term FHLB advances along with brokered certificates of deposit to fund shortfalls due to loan demand. In December 2008, following the Federal Open Market Committee meeting, we began utilizing the Federal Reserve discount window program which lowered our overnight borrowing rate to 0.50%. As a result, we replaced all short-term FHLB advances with Federal Reserve advances at a lower overall cost. At December 31, 2008, FHLB advances were $120.0 million compared to $153.0 million at December 31, 2007. Federal funds purchased from the Federal Reserve were $19.4 million at December 31, 2008.

During 2008, subordinated debentures increased by $27.5 million. See Item 8, Note 11 – Subordinated Debentures for more information.

At December 31, 2008, the Company had $0 outstanding on its $16.0 million line of credit. While the line of credit does not expire until April 2009, we do not have any current availability under the line due to our noncompliance with a certain covenant regarding classified loans as a percentage of bank equity and loan loss reserves. We may be unable to arrange for a holding company line of credit in 2009 given the uncertainties around bank industry performance. However, we believe our current level of cash at the holding company will be sufficient to meet all projected cash needs in 2009. See “Liquidity and Capital Resources” for more information.

On December 19, 2008, the Company sold 35,000 shares of preferred stock and a warrant to purchase 324,074 shares of EFSC common stock, for an aggregate investment by the Treasury of $35.0 million. See Item 8, Note 4 – Preferred Stock and Common Stock Warrants for more information.

Loans
Total loans, less unearned loan fees, increased $336.0 million, or 20% during 2008. The Company’s lending strategy emphasizes commercial, residential real estate, real estate construction and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis, Kansas City and Phoenix metropolitan markets. Consumer lending is minimal.

Nearly two-thirds of our net loan growth in 2008 was from our St. Louis units and over 60% of the 2008 net growth was to commercial and industrial businesses. A common underwriting policy is employed throughout the Company. Lending to these small and medium sized businesses are riskier from a credit perspective than lending to larger companies, but the risk is appropriately considered with higher loan pricing and ancillary income from cash management activities. The Company does not originate or invest in subprime single-family home loans.

The following table sets forth the composition of the Company’s loan portfolio by type of loans (based on call report classifications) at the dates indicated:

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Commercial and industrial	$556,210	$476,184	$352,914	$265,488	$253,594
Real estate:
Commercial	829,476	690,868	576,172	410,382	328,986
Construction	337,550	266,111	196,851	138,318	127,180
Residential	228,772	170,510	150,244	151,575	149,293
Consumer and other	25,167	37,759	35,542	36,616	39,452
Total Loans	$1,977,175	$1,641,432	$1,311,723	$1,002,379	$898,505

	December 31,
	2008	2007	2006	2005	2004
Commercial and industrial	28.1%	29.0%	26.9%	26.5%	28.2%
Real estate:
Commercial	42.0%	42.1%	43.9%	40.9%	36.6%
Construction	17.1%	16.2%	15.0%	13.8%	14.2%
Residential	11.6%	10.4%	11.5%	15.1%	16.6%
Consumer and other	1.2%	2.3%	2.7%	3.7%	4.4%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

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

Real estate loans are also based on the borrower’s character, but more emphasis is placed on the estimated collateral values. Approximately 38% of commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment makes for the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our two primary metropolitan markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit. Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under construction for eventual sale. Real estate residential loans include residential mortgages, which are loans that, due to size, do not qualify for conventional home mortgages that the Company sells into the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

Consumer and other loans represent loans to individuals on both a secured and unsecured nature. Credit risk is mitigated by thoroughly reviewing the creditworthiness of the borrowers prior to origination.

In addition to segmenting the Company’s loan portfolio by collateral or call report code, following is a breakout by industry codes at December 31, 2008:

	% of portfolio
Industry	2008	2007
Real Estate:
Developers of retail, industrial warehouse and office buildings	16%	19%
Commercial and residential subcontractors	3%	3%
Real estate property managers	6%	4%
Raw land for resale	2%	2%
Other	2%	2%
Total real estate	29%	30%

Services:
Financial and insurance companies	7%	6%
Professional service firms	4%	5%
Health care related services	5%	4%
Others	9%	9%
Total services	25%	24%

Construction:
Residential	9%	10%
Commercial	9%	10%
Multi-family housing	2%	2%
Total construction	20%	22%

Manufacturing	10%	10%
Wholesale	5%	5%
Retail Trade	5%	3%
Transportation/Warehousing	3%	3%
Other	3%	3%
	100%	100%

Note: (%) in the following paragraphs represent percentages of total portfolio.

Repayment of loans related to developers of retail, industrial warehouse, and commercial office buildings come from the cash flow of the properties.

In total, the residential real estate represents 12% of the Company’s loan portfolio. When calculating this exposure, we include residential construction, the residential land speculators included in raw land and the residential subcontractors included in real estate. The majority of these loans are granted to builders within our primary markets. The Company requires third party disbursement on the majority of its builder portfolio and reviews projects regularly for progress status. Land Acquisition and Development (“LAD”) loans are included in residential (3%) and commercial (5%).

Manufacturing industries are diverse, with the largest component being Aerospace Product and Parts Manufacturing (1%). The Wholesale industries are also diverse with the largest being Petroleum and Petroleum Product wholesalers (1%). Air Transportation companies (not rental or leasing) and Truck Transportation (2%) represent the largest portion of the Transportation/Warehousing category.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2008 mature or reprice as follows:

	Loans Maturing or Repricing
		After One
	In One	Through	After
(in thousands)	Year or Less	Five Years	Five Years	Total
Fixed Rate Loans (1)

Commercial and industrial	$51,085	$126,321	$6,348	$183,754
Real estate:
Commercial	111,008	382,099	38,646	531,753
Construction	46,183	60,700	17,257	124,140
Residential	35,441	66,096	7,604	109,141
Consumer and other	8,433	2,605	1,717	12,755
Total	$252,150	$637,821	$71,572	$961,543

Variable Rate Loans (1) (2)

Commercial and industrial	$372,456	$-	$-	$372,456
Real estate:
Commercial	297,723	-	-	297,723
Construction	213,409	-	-	213,409
Residential	119,632	-	-	119,632
Consumer and other	12,412	-	-	12,412
Total	$1,015,632	$-	$-	$1,015,632

Loans (1) (2)

Commercial and industrial	$423,541	$126,321	$6,348	$556,210
Real estate:
Commercial	408,731	382,099	38,646	829,476
Construction	259,592	60,700	17,257	337,549
Residential	155,073	66,096	7,604	228,773
Consumer and other	20,845	2,605	1,717	25,167
Total	$1,267,782	$637,821	$71,572	$1,977,175

(1)	Loan balances are shown net of unearned loan fees.

(2)	Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 50% of the loan portfolio at both December 31, 2008 and 2007. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”.) Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

Allowance for Loan Losses
The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk. Credit risk management for each loan type is discussed briefly in the section entitled “Loans.”

The allowance for loan losses represents management’s estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Various quantitative and qualitative factors are analyzed and provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income. The evaluation of the adequacy of the allowance for loan losses is based on management’s ongoing review and grading of the loan portfolio, consideration of past loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors that could affect probable credit losses. Assessing these numerous factors involves significant judgment and could be significantly impacted by the current economic conditions. Management considers the allowance for loan losses a critical accounting policy. See “Critical Accounting Policies” for more information.

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

  bank regulatory examination results; and

  findings of our loan monitoring process.

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

Management believes that the allowance for loan losses is adequate at December 31, 2008.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2008	2007	2006	2005	2004
Allowance at beginning of year	$21,593	$16,988	$12,990	$11,665	$10,590
(Disposed) acquired allowance for loan losses	(50)	2,010	3,069	-	-
Loans charged off:
Commercial and industrial	3,783	238	1,067	171	425
Real estate:
Commercial	1,384	43	25	424	577
Construction	5,516	705	-	-	-
Residential	2,367	1,418	504	-	100
Consumer and other	31	125	2	49	194
Total loans charged off	13,081	2,529	1,598	644	1,296
Recoveries of loans previously charged off:
Commercial and industrial	64	347	362	209	92
Real estate:
Commercial	-	15	1	74	-
Construction	241	25	-	-	-
Residential	56	17	31	177	42
Consumer and other	11	105	6	19	25
Total recoveries of loans	372	509	400	479	159
Net loan chargeoffs	12,709	2,020	1,198	165	1,137
Provision for loan losses	22,475	4,615	2,127	1,490	2,212

Allowance at end of year	$31,309	$21,593	$16,988	$12,990	$11,665

Average loans	$1,828,434	$1,495,807	$1,159,110	$964,259	$847,270
Total portfolio loans	1,977,175	1,641,432	1,311,723	1,002,379	898,505
Nonperforming loans	29,662	12,720	7,975	1,421	1,827

Net chargeoffs to average loans	0.70%	0.14%	0.10%	0.02%	0.13
Allowance for loan losses to loans	1.58	1.32	1.30	1.30	1.30

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2008:

	December 31,
	2008		2007		2006		2005		2004
		Percent by		Percent by		Percent by		Percent by		Percent by
		Category to		Category to		Category to		Category to		Category to
(in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Commercial and industrial	$5,938	28.1%	$4,106	29.0%	$3,485	26.9%	$3,172	26.5%	$2,948	28.2%
Real estate:
Commercial	10,764	42.0	7,004	42.1	5,710	43.9	4,245	40.9	3,671	36.6
Construction	6,482	17.1	5,241	16.2	2,927	15.0	1,048	13.8	1,037	14.2
Residential	2,749	11.6	2,624	10.4	2,056	11.5	1,774	15.1	1,903	16.6
Consumer and other	188	1.2	437	2.3	513	2.7	313	3.7	283	4.4
Not allocated	5,188		2,180		2,296		2,439		1,823
Total allowance	$31,309	100.0%	$21,593	100.0%	$16,988	100.0%	$12,990	100.0%	$11,665	100.0%

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

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	At December 31,
(in thousands)	2008	2007	2006	2005	2004
Non-accrual loans	$29,662	$12,720	$6,363	$1,421	$1,827
Loans past due 90 days or more and still accruing interest	-	-	112	-	-
Restructured loans	-	-	-	-	-
Total nonperforming loans	29,662	12,720	6,475	1,421	1,827
Foreclosed property	13,868	2,963	1,500	-	123
Total nonperforming assets	$43,530	$15,683	$7,975	$1,421	$1,950

Total assets	$2,270,174	$1,999,118	$1,535,587	$1,286,968	$1,059,950
Total loans	1,977,175	1,641,432	1,311,723	1,002,379	898,505
Total loans plus foreclosed property	1,991,043	1,644,395	1,313,223	1,002,379	898,628

Nonperforming loans to loans	1.50%	0.77%	0.49%	0.14%	0.20%
Nonperforming assets to loans plus foreclosed property	2.19	0.95	0.61	0.14	0.22
Nonperforming assets to total assets	1.92	0.78	0.52	0.11	0.18

Allowance for loan losses to nonperforming loans	106.00%	170.00%	264.00%	914.00%	639.00%

Nonperforming loans were $29.7 million at December 31, 2008, an increase of $16.9 million over 2007. Nonperforming loans at December 31, 2008 by industry segment were as follows (in millions):

Commercial Real Estate	$16.1
Residential Construction/Land Acquisition and Development	11.8
Commercial and Industrial	1.7
Other	0.1
Total	$29.7

At December 31, 2008, of the total nonperforming loans, $17.0 million, or 60%, relates to five relationships: $4.8 million secured by a partially completed retail center; $3.5 million secured by commercial ground; $4.7 million secured by a medical office building; $2.8 million secured by a single family residence; and $1.9 million secured by a residential development. The remaining nonperforming loans consist of 20 relationships. Eighty-one percent of the total nonperforming loans are located in the Kansas City market.

At December 31, 2007, of the total nonperforming loans, $7.3 million, or 57%, related to eight residential homebuilders in St. Louis and Kansas City. The two largest related to a residential builder in Kansas City totaling $2.2 million and a single-family rehab builder in Kansas City totaling $1.6 million. The remaining nonperforming loans consisted of 11 relationships, nearly all of which were related to the soft residential housing markets in St. Louis and Kansas City.

Two credits in the Kansas City market secured by real estate represented $3.7 million of the total nonperforming loans at December 31, 2006. Six of the remaining ten relationships on non-accrual at December 31, 2006 and approximately 50% of the nonperforming loan balances related to smaller relationships acquired in the NorthStar transaction. At December 31, 2005, the nonperforming loans consisted of five accounts with two credits accounting for 68% of the total. At December 31, 2004, approximately 36% of the nonperforming loans related to a printing company and the remainder consisted of five different borrowers.

The Company’s nonperforming loans meet the definition of “impaired loans” under U.S. GAAP. As of December 31, 2008, the Company had a loan for $3.6 million, which also came within the definition of impaired loans based upon our expectation that the borrower will be unable or unwilling to pay 100% of future contractual obligations under the contract. As of December 31, 2008, 2007 and 2006, the Company had 26, 19 and 12 impaired loan relationships, respectively.

Other real estate at December 31, 2008 was $13.9 million, an increase of $10.9 million over 2007. The foreclosed real estate includes: $6.1 million of single family residences located in St. Louis and Kansas City; $6.2 million of residential lots in St. Louis and Kansas City; and $1.6 million in commercial real estate. Approximately 55% of the foreclosed real estate is located in St. Louis.

The severity of the economic downtown resulting from the constraints in the financial markets caused us to expand our risk monitoring processes in the fourth quarter of 2008 and into the current year. Increased scrutiny of residential builders, commercial developers and commercial and industrial credit was undertaken. Steps taken include reviewing all non-watch list credits related to the residential builder and commercial real estate developer segments to assess current cash flow information along with updated and current collateral valuations. For all commercial and industrial credits in excess of $1.0 million of exposure, we are also evaluating current financial information, updated financial projections and cash flow forecasts for fiscal 2009. Continued declines in the valuations of completed and unsold residential lot inventories due to the slowness of the residential housing markets are noted. Additionally, commercial retail and commercial office development show continuing evidence of weakness. As of February 28, 2009, our nonperforming assets were $56.9 million, a 30% increase from December 31, 2008.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $15.8 million, or 0.80% of total loans outstanding at December 31, 2008, compared to $23.9 million, or 1.45% of total loans outstanding at December 31, 2007. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. At February 28, 2009, the potential problem loans had increased to approximately $39.3 million, or 1.98% of total loans outstanding.

Investments
At December 31, 2008, the investment portfolio was $108.3 million, or 5%, of total assets. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, mortgage-backed pools, and collateralized mortgage obligations (“CMO’s”). Our other investments primarily consist of the common stock investment of our trust preferred securities and other private equity investments. The size of the investment portfolio is generally 5-10% of total assets and will vary within that range based on liquidity. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2008		2007		2006
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. government agencies	$-	0.0%	$28,720	34.5%	$95,452	85.8%
Mortgage-backed securities	95,659	88.4%	41,087	49.3%	9,617	8.6%
Municipal bonds	772	0.7%	949	1.1%	1,111	1.0%
FHLB capital stock	7,517	6.9%	9,106	10.9%	3,007	2.7%
Other investments	4,367	4.0%	3,471	4.2%	2,023	1.8%
	$108,315	100.0%	$83,333	100.0%	$111,210	100.0%

During 2008, the US government agency debt either matured or was called and we reinvested the proceeds in agency mortgage-backed securities (including CMO’s) given their more favorable option adjusted spreads. The underlying collateral on these mortgage-backed securities is diversified among state and does not include “subprime” mortgages.

At December 31, 2008, of the $7.5 million in FHLB capital stock, $2.1 million is required for FHLB membership and $5.4 million is required to support our outstanding advances. Historically, it has been the FHLB practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares that a member is not required to hold. In December 2008, the FHLB suspended the automatic repurchase of this excess stock.

The Company had no securities classified as trading at December 31, 2008, 2007 or 2006.

The following table summarizes expected maturity and yield information on the investment portfolio at December 31, 2008:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$4,364	3.70%	$79,758	4.95%	$11,350	5.45%	$187	5.21%	-	0.00%	$95,659	4.95%
Municipal bonds	400	4.45%	372	6.48%	-	0.00%	-	0.00%	-	0.00%	772	5.42%
FHLB capital stock	-	0.00%	-	0.00%	-	0.00%	-	0.00%	7,517	4.44%	7,517	4.44%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%	4,367	3.13%	4,367	3.13%
Total	$4,764	3.76%	$80,130	4.95%	$11,350	5.45%	$187	5.21%	$11,884	3.96%	$108,315	4.84%

Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 36%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2008		2007		2006
	Average	Weighted	Average	Weighted	Average	Weighted
(in thousands)	balance	average rate	balance	average rate	balance	average rate
Interest-bearing transaction accounts	$121,371	1.28%	$120,418	2.56%	$102,327	2.28%
Money market accounts	687,867	2.00%	579,029	4.07%	496,590	3.87%
Savings accounts	9,594	0.57%	11,126	1.12%	4,164	1.37%
Certificates of deposit	588,561	4.17%	503,926	5.18%	357,706	4.54%
	1,407,393	2.84%	1,214,499	4.35%	960,787	3.94%
Noninterest-bearing demand deposits	221,925	--	215,610	--	207,328	--
	$1,629,318	2.45%	$1,430,109	3.70%	$1,168,115	3.24%

While we continued aggressive direct calling efforts of relationship officers in conjunction with our treasury management products and services, our core deposit growth in 2008 was lower than in prior years. Market concern over the safety of banks in general certainly had some impact on our lower deposit growth rate. Management has pursued closely-held businesses who desire a close working relationship with a locally-managed, full-service bank. Due to the relationships developed with these customers, management views large deposits from this source as a stable deposit base. We also use certificates of deposit sold to retail customers of regional and national brokerage firms (i.e. brokered certificates of deposit) to help fund our growth. At December 31, 2008 and 2007, the Company had $336.0 million and $114.0 million in brokered certificates of deposit, respectively.

Maturities of certificates of deposit of $100,000 or more are as follows:

(in thousands)	Total
Three months or less	$134,351
Over three through six months	101,333
Over six through twelve months	137,362
Over twelve months	147,151
Total	$520,197

Liquidity and Capital Resources
Since September 2008, we have raised $62.5 million in regulatory capital, raising our risk-based capital ratio to 12.81% - well in excess of the regulatory guidelines. On September 30, 2008, Enterprise completed a $2.5 million private placement of subordinated capital notes. In October 2008, given the difficult economic environment and the Company’s expectation to continue its growth, the Board approved the addition of $60.0 million in regulatory capital. The Company was approved by the U.S. Treasury for a $62.0 million Capital Purchase Program investment. At the same time, the Company had the opportunity to privately place a Convertible Trust Preferred Security offering. As a result, the Company decided to take advantage of both the private and public capital sources.

On December 12, 2008, we completed a private placement of $25.0 million in Convertible Trust Preferred Securities that qualify as Tier II regulatory capital until they would convert to EFSC common stock. And on December 19, 2008, we received $35.0 million from the U.S. Treasury under the Capital Purchase Program.

As of December 31, 2008, $20.0 million of the capital funds were used to pay off the Company’s line of credit and term loan. We also injected $18.0 million into Enterprise to support continued loan growth and bolster its capital ratio. Subject to other demands for cash, we expect to use the remaining capital funds to support continuing loan growth and strengthening our capital position as appropriate. Some portion of this additional capital may also be deployed to take advantage of acquisition opportunities that may emerge from the current unsettled nature of the financial industry.

Liquidity
The objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due. Typical demands on liquidity are deposit run-off from demand deposits, maturing time deposits, which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, fed fund lines with correspondent banks, the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors. Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, wholesale deposits as a percentage of total deposits, and various dependency ratios used by banking regulators. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

For the year ended December 31, 2008, net cash provided by operating activities was $4.9 million less than for 2007. Net cash used in investing activities was $437.0 million for 2008 versus $151.0 million in 2007. The increase of $286.0 million was primarily due an increase in loan volume. Net cash provided by financing activities was $306.0 million in 2008 versus $230.0 million in 2007. The change in cash provided by financing activities is due to increases in brokered deposits in 2008, additional federal funds purchased, FHLB advances, additional subordinated debentures and TARP funds.

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

Parent Company liquidity
The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends from Enterprise and proceeds from the issuance of equity (i.e. stock option exercises). While our $16.0 million line of credit does not expire until April 2009, we do not have any current availability under the line due to our noncompliance with a certain covenant regarding classified loans as a percentage of bank equity and loan loss reserves. We may be unable to arrange for a holding company line of credit in 2009 given the uncertainties around bank industry performance. However, we believe our current level of cash at the holding company will be sufficient to meet all projected cash needs in 2009. See Item 8, Note 13 – Other borrowings and notes payable for more information regarding the line of credit.

Another source of funding for the parent company includes the issuance of subordinated debentures. As of December 31, 2008, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. See Item 8, Note 11 – Subordinated Debentures for more information.

Enterprise liquidity
Enterprise has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2008, Enterprise could borrow an additional $164.3 million available from the FHLB of Des Moines under blanket loan pledges and an additional $310.5 million available from the Federal Reserve Bank under pledged loan agreements. Enterprise has unsecured federal funds lines with five correspondent banks totaling $70.0 million.

Investment securities are another important tool to the Company’s liquidity objective. As of December 31, 2008, the entire investment portfolio was available for sale. Of the $96.4 million investment portfolio available for sale, $72.8 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining debt securities could be pledged or sold to enhance liquidity, if necessary.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The CDARS program is designed to provide full FDIC insurance on deposit amounts larger than the stated minimum by exchanging or reciprocating larger depository relationships with other member banks. Our depositors’ funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts that are eligible for FDIC insurance. CDARS are considered brokered deposits according to banking regulations; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding since the original funds came from clients and does not report the balances as brokered sources in its internal or external financial reports. Enterprise must remain “well-capitalized” in order to utilize the CDARS program. As of December 31, 2008, the Bank had $59.0 million of reciprocal CDARS deposits outstanding. We expect CDARS deposits to increase during 2009.

In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At December 31, 2008, we had no outstanding “one-way buy” deposits.

As long as Enterprise remains “well-capitalized”, we have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At December 31, 2008, we had $336.0 million of brokered certificates of deposit outstanding.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $555.0 million in unused loan commitments as of December 31, 2008. While this commitment level would be very difficult to fund given the Company’s current liquidity resources, we know that the nature of these commitments is such that the likelihood of funding them is very low.

At December 31, 2008 and 2007, approximately $10,018,000 and $6,400,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

Capital Resources
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

The Company met the definition of “well-capitalized” (the highest category) at December 31, 2008, 2007 and 2006. The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At December 31
(Dollars in thousands)	2008	2007	2006
Tier I capital to risk weighted assets	8.89%	9.32%	9.60%
Total capital to risk weighted assets	12.81%	10.54%	10.83%
Leverage ratio (Tier I capital to average assets)	8.58%	8.85%	8.87%
Tangible common equity to tangible assets	5.90%	5.68%	6.48%
Tier I capital	$190,253	$164,957	$131,869
Total risk-based capital	$273,978	$186,549	$148,856

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank’s Asset/Liability Management Committee and approved by the Company’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to a 100 basis points and 200 basis points immediate and sustained parallel rate move, either upward or downward.

Interest Rate Risk
Our interest rate sensitivity management seeks to avoid fluctuating interest margins to enhance consistent growth of net interest income through periods of changing interest rates. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from market interest rate changes. In order to measure earnings sensitivity to changing rates, the Company uses a static gap analysis and earnings simulation model.

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2008. Significant assumptions used for this table include: loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$19,198	$15,160	$15,751	$17,618	$27,405	$1,299	$96,431
Other investments	-	-	-	-	-	11,884	11,884
Interest-bearing deposits	14,384	-	-	-	-	-	14,384
Federal funds sold	2,637	-	-	-	-	-	2,637
Loans (1)	1,206,660	252,585	198,435	96,009	151,914	71,572	1,977,175
Loans held for sale	2,632	-	-	-	-	-	2,632
Total interest-earning assets	$1,245,511	$267,745	$214,186	$113,627	$179,319	$84,755	$2,105,143

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$837,356	$-	$-	$-	$-	$-	$837,356
Certificates of deposit	520,432	140,719	44,246	1,775	442	453	708,067
Subordinated debentures	32,064	10,310	-	14,433	28,274	-	85,081
Other borrowings	127,210	20,800	300	7,000	-	10,807	166,117
Total interest-bearing liabilities	$1,517,062	$171,829	$44,546	$23,208	$28,716	$11,260	$1,796,621

Interest-sensitivity GAP
GAP by period	$(271,551)	$95,916	$169,640	$90,419	$150,603	$73,495	$308,522
Cumulative GAP	$(271,551)	$(175,635)	$(5,995)	$84,424	$235,027	$308,522	$308,522
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.82	1.56	4.81	4.90	6.24	7.53	1.17
Cumulative GAP as of December 31, 2008	0.82	0.90	1.00	1.05	1.13	1.17	1.17

Cumulative GAP as of December 31, 2007(2)	0.94	0.98	1.06	1.09	1.13	1.18	1.18

(1)	Adjusted for the impact of the interest rate swaps.

(2)	For comparative purposes

At December 31, 2008, the Company was asset sensitive on a cumulative basis for all periods except years 1 and 2 based on contractual maturities. Asset sensitive means that assets will reprice faster than liabilities.

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

The resulting simulations for December 31, 2008 demonstrate that the Company’s balance sheet is relatively neutral to rate changes. The simulations projected that net interest income of Enterprise would decrease by approximately 1.5% if rates rose by a 100 basis point parallel rate shock and projected that the net interest income would decrease by approximately 0.8% if rates fell by a 100 basis point parallel rate shock.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2008, the Company had $97.4 million in notional amount of outstanding interest rate swaps to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 7 – Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest, at December 31, 2008 were as follows:

			Over 1 Year
		Less Than	Less than	Over
(in thousands)	Total	1 Year	5 Years	5 Years
Operating leases	$12,249	$2,378	$5,646	$4,225
Certificates of deposit	708,067	520,432	187,182	453
Subordinated debentures	85,081	-	-	85,081
Federal Home Loan Bank advances	119,957	81,050	28,100	10,807
Commitments to extend credit	555,361	357,262	161,353	36,746
Standby letters of credit	33,875	33,875	-	-

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

CRITICAL ACCOUNTING POLICIES
The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Item 8, Note 1 – Significant Accounting Policies.

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreasing real estate values, illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

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

Acquisitions and Divestitures
The Company has accounted for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), Under SFAS 141, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The purchase price allocation process requires an analysis of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated and should not otherwise be expensed according to the provisions of SFAS 141. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is nondeductible for tax purposes.

The company accounts for divestitures under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”.) SFAS 144 requires an entity to measure an asset (disposal group) classified as held for sale at the lower of its carrying value at the date the assets is initially classified as held for sale or its fair value less costs to sell. It also requires an entity to report in discontinued operations the results of operations of a component that either has been disposed of or held to sale if:

  the operations and cash flows of the disposal group will be eliminated from the ongoing operations as a result of the disposal transaction; and

  the Company will not have any significant continuing involvement in the operations of the entity after the disposal transaction.

Any incremental direct costs incurred to transact the sale are allocated against the gain or loss on the sale. These costs would include items like legal fees, title transfer fees, broker fees, etc. Pursuant to SFAS 142, any goodwill associated with the portion of the reporting unit that constitutes a business to be disposed of is included in the carrying amount of the business in determining the gain or loss on the sale. Also, any intangible assets or write down to fair value associated with the entity to be disposed of is also included in the carrying amount of the business in determining the gain or loss on the sale. The gain or loss on the sale is classified in the consolidated statements of income as noninterest income.

In December 2007, SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) was issued. This statement replaces SFAS 141, and establishes several new principles and requirements for accounting for business combinations. The new accounting standard is effective for all business combinations consummated on or after December 15, 2008.

Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets according to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”.) Intangible assets other than goodwill, such as core deposit intangibles, that are determined to have finite lives are amortized over their estimated remaining useful lives. The Company tests goodwill for impairment on an annual basis and intangible assets whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset’s carrying amount. Such tests involve the use of estimates and assumptions. Management believes that the assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could affect our assumptions.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company’s reporting units are Millennium, Trust and the Banking operations of Enterprise. At December 31, 2008 and 2007, the Trust reporting unit had no goodwill.

Historically, our goodwill impairment tests have been completed as of December 31 each year. Following the annual impairment test for 2006, the Company changed the goodwill impairment test date for the Millennium reporting unit to September 30 of each fiscal year. This change in the testing date was designed to provide sufficient time for independent experts to complete the Millennium reporting unit testing prior to year end reporting. The goodwill impairment test date for the Banking reporting unit did not change.

Under SFAS 142, businesses must identify potential impairments by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment does not occur as long as the fair value of the unit is greater than its carrying value. The second step of the impairment test is only required if a goodwill impairment is identified in step one. The second step of the test compares the implied fair market value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

SFAS 144 also requires long-lived assets, such as purchased intangibles subject to amortization, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

There are three general approaches commonly used in business valuation: income approach, asset-based approach, and market approach. Within each of these approaches, there are various techniques for determining the value of a business using the definition of value appropriate for the appraisal assignment. Professional judgment is required to determine which valuation methods are the most appropriate. The valuation may utilize one or more of the approaches. Generally, the income approaches determine value by calculating the net present value of the benefit stream generated by the business (discounted cash flow); the asset-based approaches determine value by adding the sum of the parts of the business (net asset value); and the market approaches determine value by comparing the subject company to other companies in the same industry, of the same size, and/or within the same region.

Millennium reporting unit
An independent third party performed the valuation of the Millennium reporting unit. Step one of the impairment valuation utilized a combination of the income approach and the market approach. The income and market approaches were weighted at 33% and 67%, respectively. The weights reflect the relative importance of the methods used and serve as a means of simulating the thinking of hypothetical investors. Significant assumptions and estimates used to determine the step one impairment value included expected cash flows and annual growth rates, anticipated future earnings, operating margins and other indicators of value derived from market transactions of similar companies.

Step two of the impairment valuation contemplated a hypothetical acquisition of the assets and liabilities of Millennium. The intangible assets identified were trade name and customer lists. Significant assumptions and estimates used to determine the step two allocation include an expected discount rate, existing customer list and projected revenue from those customers.

In accordance with SFAS 142 and SFAS 144, we evaluated Millennium’s goodwill and intangible assets for impairment as of September 30, 2008. In connection with these tests, we determined that margin pressures reducing Millennium revenues continued to negatively affect operating performance, thereby reducing the fair value of our investment in Millennium. As a result, the Company recorded a $5.9 million, pre-tax goodwill impairment charge as of September 30, 2008. In the fourth quarter of 2008, due to continued pressures in the sales margin and resulting decreased earnings of Millennium, we identified and recorded an additional pre-tax goodwill impairment of $2.8 million and $500,000 of intangible asset impairment. Millennium’s goodwill and intangible assets were $3.1 million and $1.4 million, respectively, at December 31, 2008. It is possible that additional impairment charges could occur in 2009.

Banking reporting unit
An independent third party performed the valuation of the Banking reporting unit. Step one of the impairment valuation utilized a combination of the income approach and the market approach. The income and market approaches were weighted at 67% and 33%, respectively. The weights reflect the relative importance of the methods used and serve as a means of simulating the thinking of hypothetical investors. Significant assumptions and estimates used to determine the step one impairment value included expected cash flows and annual growth rates, anticipated future earnings, operating margins and other indicators of value derived from market transactions of similar companies.

The 2008 annual impairment evaluation of the goodwill and intangible balances did not identify any impairment for the Banking reporting unit. At December 31, 2008, the Company’s common shareholders’ equity was $186.7 million. At March 2, 2009, the Company’s market capitalization was $116.0 million. A goodwill impairment test may be performed on the Banking reporting unit as of March 31, 2009. If current market conditions persist, it is possible that goodwill impairment could occur in the Banking reporting unit in 2009.

There was no goodwill or intangible impairment recorded in 2007 or 2006 for either the Millennium or Banking reporting units.

State Tax Credits Held for Sale
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

In 2007, the Company executed an agreement to purchase the rights to receive 10-year streams of state tax credits at agreed upon discount rates. At December 31, 2007, the Company had purchased $23.0 million of state tax credits. Upon adoption of SFAS 157 and SFAS 159, the Company elected to account for the state tax credit assets at fair value. As a result, the state tax credits were re-measured to fair value. The effect of the re-measurement was reported as a cumulative-effect adjustment, which reduced opening retained earnings on January 1, 2008, by $365,000.

The Company is not aware of an active financial market for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of state residents who buy them to reduce their state tax exposure. The state tax credits purchased by the Company are held until they are “usable” and then are sold to our clients for a profit.

The Company utilizes a discounted cash flow analysis (income approach) to determine the fair value of the state tax credits. The fair value measurement is calculated using an internal valuation model. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a risk premium spread. With the exception of the discount rate, the inputs to the fair value calculation are observable and readily available. The discount rate is an “unobservable input” and is based on the Company’s assumptions. As a result, fair value measurement for these instruments falls within Level 3 of the fair value hierarchy of SFAS 157.

At December 31, 2008, the discount rates utilized in our state tax credits fair value calculation ranged from 3.80% to 4.61%. Resulting changes in the fair value of the state tax credits held for sale of $4.6 million were reported in Gain on state tax credits, net in the consolidated statement of income for the year ended December 31, 2008. A rate simulation with a 100 basis point parallel rate shock to the discount rate was run for December 31, 2008. The resulting simulation indicates that if the LIBOR swap curve were to increase by 100 basis points, the fair value of the state tax credits would be lower by approximately $1.5 million. We would expect a portion of this decline would be offset by a change in the value of derivative financial instruments hedging the state tax credits.

These Level 3 fair value measurements are based primarily upon our own estimates and are calculated based on the current economic and regulatory environment, interest rate risks and other factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including the discount rate and estimate of future cash flows, could significantly affect the fair value measurement amounts.

Derivative Financial Instruments
The Company uses derivative financial instruments to assist in managing interest rate sensitivity. The derivative financial instruments used are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. As of December 31, 2008, the Company used derivative financial instruments in a cash flow hedge program for prime based loans. In addition, as of December 31, 2008, the Company used nondesignated derivative financial instruments to economically hedge changes in the fair value of state tax credits held for sale and changes in the fair value of certain loans accounted for as trading instruments.

  Cash Flow Hedges – Derivatives designated as cash flow hedges are recorded at fair value. The effective portion of the change in fair value is recorded (net of taxes) as a component of other comprehensive income (“OCI”) in shareholders’ equity. Amounts recorded in OCI are subsequently reclassified into interest income or expense (depending on whether the hedged item is an asset or liability) when the underlying transaction affects earnings. The ineffective portion of the change in fair value is recorded in noninterest income. Upon dedesignation of a derivative financial instrument from a cash flow hedge relationship, any remaining amounts in OCI are recorded in noninterest income over the expected remaining life of the underlying forecasted hedge transaction. The net interest differential between the hedged item and the hedging derivative financial instrument are recorded as an adjustment to interest income or interest expense of the related asset or liability.

  Fair Value Hedges – For derivatives designated as fair value hedges, the change in fair value of the derivative instrument and related hedged item are recorded in the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income in the consolidated statements of income. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

  Non-Designated Hedges – Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are entered into to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of income depending on the underlying hedged item.

The judgments and assumptions most critical to the application of this accounting policy are those affecting the estimation of fair value and hedge effectiveness. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and discontinuation of hedge accounting can result in increased volatility in reported earnings. For cash flow hedges, this would result in more or all of the change in the fair value of the related derivative financial instruments being reported in income. In December 2008, the Company discontinued hedge accounting on two prime based loan hedge relationships as a result of the significant decrease in the prime rate. As a result of the dedesignation, the changes in the fair value of the related derivative financial instruments are being reported in income without a corresponding and offsetting change in the fair value for the loans previously hedged.

Deferred Tax Assets and Liabilities
The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, we would adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that the determination is made. Likewise, we would reverse the valuation allowance when realization of the deferred tax asset is expected.

Effects of New Accounting Pronouncements
See Item 8, Note 1 – Summary of Significant Accounting Policies for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and subsidiaries

Page Number
Management’s Report on Internal Control over Financial Reporting	48
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets at December 31, 2008 and 2007	51
Consolidated Statements of Income for the years
ended December 31, 2008, 2007, and 2006	52
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended December 31, 2008, 2007, and 2006	53
Consolidated Statements of Cash Flows for the years
ended December 31, 2008, 2007, and 2006	54
Notes to Consolidated Financial Statements	55

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited Enterprise Financial Services Corp’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, Missouri
March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115, on January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

St. Louis, Missouri
March 13, 2009

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
Years ended December 31, 2008 and 2007

	December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Cash and due from banks	$25,626	$76,265
Federal funds sold	2,637	75,665
Interest-bearing deposits	14,384	1,719
Total cash and cash equivalents	42,647	153,649
Securities available for sale, at fair value	96,431	70,756
Other investments	11,884	12,577
Loans held for sale	2,632	3,420
Portfolio loans	1,977,175	1,641,432
Less: Allowance for loan losses	31,309	21,593
Portfolio loans, net	1,945,866	1,619,839
Other real estate	13,868	2,963
Fixed assets, net	25,158	22,223
Accrued interest receivable	7,557	8,334
State tax credits, held for sale,
at fair value as of December 31, 2008	39,142	23,149
Goodwill	48,512	57,177
Intangibles, net	3,504	6,053
Other assets	32,973	18,978
Total assets	$2,270,174	$1,999,118

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$247,361	$278,313
Interest-bearing transaction accounts	126,644	131,141
Money market accounts	702,886	672,577
Savings	7,826	10,343
Certificates of deposit:
$100k and over	520,197	347,318
Other	187,870	145,320
Total deposits	1,792,784	1,585,012
Subordinated debentures	85,081	56,807
Federal Home Loan Bank advances	119,957	152,901
Other borrowings	46,160	10,680
Notes payable	-	6,000
Accrued interest payable	2,473	3,710
Other liabilities	5,931	10,859
Total liabilities	2,052,386	1,825,969

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized; 35,000 and
0 shares issued, respectively	31,116	-
Common stock, $0.01 par value;
30,000,000 shares authorized; 12,876,981 and
12,482,357 shares issued, respectively	129	125
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	115,111	104,127
Retained earnings	71,927	70,523
Accumulated other comprehensive income	1,248	117
Total shareholders' equity	217,788	173,149

Total liabilities and shareholders' equity	$2,270,174	$1,999,118

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2008, 2007 and 2006

	Years ended December 31,
(In thousands, except per share data)	2008	2007	2006
Interest income:
Interest and fees on loans	$112,387	$116,847	$88,437
Interest on debt and equity securities:
Taxable	4,722	4,571	4,246
Nontaxable	31	34	35
Interest on federal funds sold	211	481	1,340
Interest on interest-bearing deposits	83	62	76
Dividends on equity securities	547	522	284
Total interest income	117,981	122,517	94,418
Interest expense:
Interest-bearing transaction accounts	1,554	3,078	2,332
Money market accounts	13,786	23,578	19,213
Savings	55	125	57
Certificates of deposit:
$100 and over	18,127	18,329	12,386
Other	6,398	7,754	3,844
Subordinated debentures	3,536	3,859	2,343
Federal Home Loan Bank advances	6,649	4,277	2,523
Notes payable and other borrowings	1,153	465	443
Total interest expense	51,258	61,465	43,141
Net interest income	66,723	61,052	51,277
Provision for loan losses	22,475	4,615	2,127
Net interest income after provision for loan losses	44,248	56,437	49,150
Noninterest income:
Wealth Management revenue	10,848	13,980	13,809
Service charges on deposit accounts	4,376	3,228	2,228
Other service charges and fee income	1,000	852	586
Gain on sale of branches/charter	3,400	-	-
Gain (loss) on sale of other real estate	552	(48)	2
Gain on state tax credits, net	4,201	792	-
Gain on sale of investment securities	161	233	-
Miscellaneous income	735	636	291
Total noninterest income	25,273	19,673	16,916
Noninterest expense:
Employee compensation and benefits	31,024	29,555	25,247
Occupancy	4,246	3,901	2,966
Furniture and equipment	1,470	1,439	1,028
Data processing	2,187	1,911	1,431
Meals and entertainment	1,484	1,878	1,744
Amortization of intangibles	1,444	1,604	1,128
Impairment charges related to Millennium Brokerage Group	9,200	-	-
Other	12,450	9,228	7,850
Total noninterest expense	63,505	49,516	41,394

Minority interest in net income of consolidated subsidiary	-	-	(875)

Income before income tax expense	6,016	26,594	23,797
Income tax expense	1,586	9,016	8,325
Net income	$4,430	$17,578	$15,472

Earnings per common share:
Basic	$0.35	$1.44	$1.41
Diluted	$0.34	$1.40	$1.36

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2006, 2007, and 2008

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2005	$-	$105	$-	$51,687	$41,950	$(1,137)	$92,605
Net income	-	-	-	-	15,472	-	15,472
Change in fair value of investment securities, net of tax	-	-	-	-	-	282	282
Change in fair value of cash flow hedges, net of tax	-	-	-	-	-	263	263
Total comprehensive income							16,017
Cash dividends paid on common shares, $0.18 per share	-	-	-	-	(1,977)	-	(1,977)
Issuance under equity compensation plans, net, 166,543 shares	-	1	-	1,274	-	-	1,275
Acquisition of NorthStar Bancshares, Inc., 914,144 shares	-	9	-	23,473	-	-	23,482
Share-based compensation	-	-	-	1,067	-	-	1,067
Excess tax benefit related to equity compensation plans	-	-	-	525	-	-	525
Balance December 31, 2006	$-	$115	$-	$78,026	$55,445	$(592)	$132,994
Cumulative effect of adoption of FIN 48	-	-	-	-	138	-	138
Balance January 1, 2007	$-	$115	$-	$78,026	$55,583	$(592)	$133,132
Net income	-	-	-	-	17,578	-	17,578
Change in fair value of investment securities, net of tax	-	-	-	-	-	858	858
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(149)	(149)
Total comprehensive income	-						18,287
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(2,638)	-	(2,638)
Issuance under equity compensation plans, net, 194,737 shares	-	2	-	1,486	-	-	1,488
Purchase of Treasury Stock, 76,000 shares	-	-	(1,743)	-	-	-	(1,743)
Acquisition of Clayco Banc Corporation, 698,733 shares	-	7	-	21,193	-	-	21,200
Additional contingent shares issued in connection with
acquisition of NorthStar Bancshares, Inc., 49,348 shares	-	1	-	1,281	-	-	1,282
Share-based compensation	-	-	-	1,760	-	-	1,760
Excess tax benefit related to equity compensation plans	-	-	-	381	-	-	381
Balance December 31, 2007	$-	$125	$(1,743)	$104,127	$70,523	$117	$173,149
Cumulative effect of adoption of SFAS No. 159 (see Note 9)		-	-	-	(365)	-	(365)
Balance January 1, 2008	$-	$125	$(1,743)	$104,127	$70,158	$117	$172,784
Net income	-	-	-	-	4,430	-	4,430
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	816	816
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(103)	(103)
Change in fair value of cash flow hedges, net of tax	-	-		-	-	418	418
Total comprehensive income							5,561
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(2,661)	-	(2,661)
Issuance of preferred stock and associated warrants, 35,000 shares	31,116	-	-	3,884	-	-	35,000
Issuance under equity compensation plans, net, 361,665 shares	-	4	-	3,555	-	-	3,559
Additional share-based compensation in connection with
acquisition of Clayco Banc Corporation, 32,959 shares	-	-	-	1,000	-	-	1,000
Share-based compensation	-	-	-	2,085	-	-	2,085
Excess tax benefit related to equity compensation plans	-	-	-	460	-	-	460
Balance December 31, 2008	$31,116	$129	$(1,743)	$115,111	$71,927	$1,248	$217,788

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 & 2006

	Years ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$4,430	$17,578	$15,472
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	2,690	2,465	1,901
Provision for loan losses	22,475	4,615	2,127
Deferred income taxes	(6,246)	747	(1,244)
Net amortization (accretion) of debt and equity securities	545	(195)	39
Amortization of intangible assets	1,444	1,604	1,128
Gain on sale of investment securities	(161)	(233)	-
Mortgage loans originated	(46,416)	(81,221)	(57,184)
Proceeds from mortgage loans sold	47,300	80,551	57,822
(Gain) loss on sale of other real estate	(552)	48	(2)
Gain on state tax credits, net	(4,201)	(792)	-
Additional share-based compensation from acquisition of Clayco	1,000	-	-
Excess tax benefits of share-based compensation	(460)	(381)	(525)
Share-based compensation	2,255	1,944	1,153
Gain on sale of branches/charter	(3,400)	-	-
Impairment charges related to Millennium Brokerage Group	9,200	-	-
Changes in:
Accrued interest receivable and income tax receivable	(3,054)	720	(1,601)
Accrued interest payable and other liabilities	(2,203)	(1,013)	327
Other, net	(4,356)	(1,220)	(1,651)
Net cash provided by operating activities	20,290	25,217	17,762

Cash flows from investing activities:
Cash paid in sale of branch/charter, net of cash and cash equivalents received	(20,736)	-	-
Cash paid for acquisitions, net of cash and cash equivalents received	-	(9,375)	(4,078)
Net increase in loans	(370,963)	(168,032)	(145,218)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	62,721	115,834	73,626
State tax credits held for sale	4,422	4,578	-
Other real estate	8,593	5,260	167
Loans previously charged off	372	509	400
Payments for the purchase/origination of:
Available for sale debt and equity securities	(93,372)	(67,726)	(40,676)
Limited partnership interests	(5,034)	(1,171)	-
State tax credits held for sale	(15,271)	(27,726)	-
Fixed assets	(7,467)	(3,379)	(7,591)
Net cash used in investing activities	(436,735)	(151,228)	(123,370)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(28,868)	28,313	(11,785)
Net increase in interest-bearing deposit accounts	273,312	90,092	53,261
Proceeds from issuance of subordinated debentures	28,274	18,557	4,124
Paydown of subordinated debentures	-	(4,124)	-
Proceeds from Federal Home Loan Bank advances	2,442,872	1,242,875	723,534
Repayments of Federal Home Loan Bank advances	(2,475,815)	(1,146,572)	(725,121)
Net proceeds from federal funds purchased	19,400	-	-
Net increase (decrease) in other borrowings	16,080	923	(6,015)
Proceeds from notes payable	15,000	6,750	10,000
Repayments on notes payable	(21,000)	(4,751)	(10,745)
Cash dividends paid on common stock	(2,661)	(2,638)	(1,977)
Excess tax benefits of share-based compensation	460	381	525
Issuance of preferred stock and warrants	35,000	-	-
Repurchase of common stock	-	(1,743)	-
Proceeds from the exercise of common stock options	3,389	1,304	1,189
Net cash provided by financing activities	305,443	229,367	36,990
Net (decrease) increase in cash and cash equivalents	(111,002)	103,356	(68,618)
Cash and cash equivalents, beginning of year	153,649	50,293	118,911
Cash and cash equivalents, end of year	$42,647	$153,649	$50,293

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$52,495	$61,223	$42,377
Income taxes	11,579	7,854	7,896
Noncash transactions:
Common stock issued for acquisitions	$-	$22,482	$23,482
Transfer to other real estate owned in settlement of loans	18,432	5,979	-

See accompanying notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise”.) Enterprise also operates a loan production office in Phoenix, Arizona. In addition, the Company owns 100% of Millennium Brokerage Group, LLC (“Millennium”) through its wholly-owned subsidiary, Millennium Holding Company, Inc. Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states. On July 31, 2008, the Company sold its remaining interest in Great American Bank (“Great American”.)

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company’s subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. Millennium and the investment management industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations such as the National Association of Securities Dealers, Inc. The Securities and Exchange Commission is the federal agency that is primarily responsible for the regulation of investment advisers.

Use of Estimates
The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreasing real estate value, illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. Actual amounts could differ from those estimates.

Consolidation
The consolidated financial statements include the accounts of the Company, Enterprise, Great American (through the date of disposition) and Millennium. Acquired businesses are included in the consolidated financial statements from the date of acquisition. All material intercompany accounts and transactions have been eliminated. Any minority ownership interests are reported in our Consolidated Balance Sheets as a liability. Any minority ownership interest of earnings or loss, net of tax, is classified as “Minority interest in net income of consolidated subsidiary” in our Consolidated Statements of Income.

Investments
The Company has currently classified investments in debt securities as available for sale.

Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity until realized. All previous fair value adjustments included in the separate component of shareholders’ equity are reversed upon sale.

A decline in the fair value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Cash and Cash Equivalents
At December 31, 2008 and 2007, approximately $10,018,000 and $6,400,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2008 and 2007. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of income.

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

Allowance For Loan Losses
The allowance for loan losses is increased by provision charged to expense and is available to absorb charge offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

Accounting for Impaired Loans
A loan is considered impaired when management believes it is probable that collection of all amounts due, both principal and interest, according to the contractual terms of the loan agreement will not occur. Non-accrual loans, loans past due greater than 90 days and still accruing, and restructured loans qualify as “impaired loans.” Loans are also considered “impaired” when it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

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

Other Real Estate
Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell. The fair value of other real estate is based upon estimates of future cash flows, market value of similar assets, if available or independent appraisals. These estimates involve significant uncertainties and judgments and cannot be determined with certainty. As a result, fair value estimates may not be realizable in a current sale or settlement of the other real estate. Subsequent reductions in fair value are expensed.

Gains and losses resulting from the sale of other real estate are credited or charged to current period earnings. Costs of maintaining and operating other real estate are expensed as incurred, and expenditures to complete or improve other real estate properties are capitalized if the expenditures are expected to be recovered upon ultimate sale of the property.

Fixed Assets
Buildings, leasehold improvements, and furniture, fixtures, equipment, and capitalized software are stated at cost less accumulated depreciation and amortization is computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years and buildings and leasehold improvements over ten to forty years based upon lease obligation periods.

State Tax Credits Held for Sale
The Company purchases the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to Wealth Management customers. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) on January 1, 2008, the Company elected to prospectively account for $23 million of state tax credit assets at fair value. As a result, the Company recorded an adjustment to retained earnings as of January 1, 2008 of $365,000. All state tax credits purchased in 2008 were accounted for at fair value.

The Company utilizes a discounted cash flow analysis (income approach) to determine the fair value of the state tax credits. The fair value measurement is calculated using an internal valuation model. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a risk premium spread. With the exception of the discount rate, the inputs to the fair value calculation are observable and readily available. The discount rate is an “unobservable input” and is based on the Company’s assumptions. As a result, fair value measurement for these instruments fall within Level 3 of the fair value hierarchy of SFAS 157.

Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets according to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company tests goodwill for impairment on an annual basis. Such tests involve the use of estimates and assumptions. Intangibles, consisting of customer lists are amortized using the straight-line method over the estimated useful life of 5 years and trade names are amortized using the straight-line method over the estimated useful lives of approximately 20 years. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

Historically, our goodwill impairment tests have been completed as of December 31 each year. Following the annual impairment test for 2006, the Company changed the goodwill and intangible asset impairment test date for the Millennium reporting unit to September 30 of each fiscal year. This change in the testing date was designed to provide sufficient time for independent experts to complete the Millennium reporting unit testing prior to year end reporting. The goodwill and other intangible impairment test date for the Banking segment did not change.

Under SFAS 142, businesses must identify potential goodwill impairments by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment is not indicated as long as the fair value of the reporting unit is greater than its carrying value. The second step of the impairment test is only required if a goodwill impairment is identified in step one. The second step of the test compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

Impairment of Long-Lived Assets
Long-lived assets, such as fixed assets, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivatives. SFAS 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the consolidated balance sheets. Generally, the only derivative instruments used by the Company have been interest rate swaps. In 2008, the Company executed several interest rate cap contracts.

The following is a summary of the Company’s accounting policies for derivative instruments and hedging activities.

  Cash Flow Hedges – Derivatives designated as cash flow hedges are recorded at fair value. The effective portion of the change in fair value is recorded (net of taxes) as a component of other comprehensive income (“OCI”) in shareholders’ equity. Amounts recorded in OCI are subsequently reclassified into interest income or expense (depending on whether the hedged item is an asset or liability) when the underlying transaction affects earnings. The ineffective portion of the change in fair value is recorded in noninterest income. Upon dedesignation of a derivative financial instrument from a cash flow hedge relationship, any remaining amounts in OCI are recorded in noninterest income over the expected remaining life of the underlying forecasted hedge transaction. The net interest differential between the hedged item and the hedging derivative financial instrument are recorded as an adjustment to interest income or interest expense of the related asset or liability.

  Fair Value Hedges – For derivatives designated as fair value hedges, the change in fair value of the derivative instrument and related hedged item are recorded in the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income in the consolidated statements of income. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

  Non-Designated Hedges – Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are intended to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of income depending on the underlying hedged item.

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

Treasury Stock
On August 27, 2007, the Company’s Board of Directors authorized a one-year stock repurchase program of up to 625,000 shares, or approximately 5.00%, of the Company’s outstanding common stock in the open market or in privately negotiated transactions. No purchases were made in 2008 and the program expired in August 2008 without reauthorization. In addition, participants in TARP are not allowed to repurchase shares of common stock. At December 31, 2008, the Company has 76,000 shares of Treasury stock. All repurchased shares are being held as Treasury stock for general corporate purposes. Treasury shares are accounted for under the cost method and are included as a component of shareholders’ equity.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment (“SFAS 123(R)”.) This statement requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which required the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards.

Acquisitions and Divestitures
In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company has accounted for business combinations using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company has included that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated and should not otherwise be expensed according to the provisions of SFAS 141. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is nondeductible for tax purposes.

The Company accounts for divestitures under SFAS 144, which requires an entity to measure an asset (disposal group) classified as held for sale at the lower of its carrying value at the date the asset is initially classified as held for sale or its fair value less costs to sell. It also requires an entity to report in discontinued operations the results of operations of a component that either has been disposed of or held to sale if:

  The operations and cash flows of the disposal group will be eliminated from the ongoing operations as a result of the disposal transaction, and

  The Company will not have any significant continuing involvement in the operations of the entity after the disposal transaction.

Any incremental direct costs incurred to transact the sale are allocated against the gain or loss on the sale. These costs would include items like legal fees, title transfer fees, broker fees, etc. Pursuant to SFAS 142, any goodwill and intangible assets associated with the portion of the reporting unit to be disposed of is included in the carrying amount of the business in determining the gain or loss on the sale.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold to be cash and cash equivalents.

Reclassification
Certain reclassifications have been made to the 2007 and 2006 immaterial amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”.) SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option (“FVO”) has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The effect of the re-measurement was reported as a cumulative-effect adjustment, which reduced opening retained earnings on January 1, 2008, by $365,000. Upon adoption, the Company elected to account for $23 million of state tax credit assets at fair value. See Note 19 – Fair Value Measurements for more information.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”.) SFAS 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires additional quantitative disclosures in financial statements. SFAS 161 will be effective for the Company on January 1, 2009. Management does not expect that the adoption of the provisions of SFAS 161 will have a material impact on the Company’s financial statements.

In October 2008, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”.) The FSP clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective immediately therefore the Company is currently subject to the provision of the FSP. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements as of December 31, 2008.

NOTE 2—ACQUISITIONS AND DIVESTITURES

Acquisition of Clayco Banc Corporation
On February 28, 2007, the Company acquired 100% of the total outstanding common stock of Kansas City-based Clayco Banc Corporation (“Clayco”) and its wholly owned subsidiary Great American Bank for total consideration of $36,000,000, consisting of cash of $14,800,000 and 698,733 shares of common stock valued at $21,200,000.

At the time of acquisition, 32,959 shares valued at $1,000,000 were deposited into an escrow account as part of an executive retention agreement. At December 31, 2008 the contingency was resolved, the shares were released to the executive, and the Company recorded additional compensation expense of $1,000,000.

Acquisition of NorthStar Bancshares
On July 5, 2006, the Company acquired 100% of the total outstanding common stock of Kansas City-based NorthStar Bancshares, Inc and its wholly owned subsidiary NorthStar Bank NA (“NorthStar”) for total consideration of $36,000,000, consisting of cash of $8,000,000 and 1,091,500 shares of common stock valued at $28,000,000.

As part of the acquisition, $4,573,000 of the purchase price consisting of cash of $17,000 and 177,356 shares of common stock valued at $4,556,000 was deposited into a “Reserved Credit Escrow” account pending the collection of certain loans. The escrowed funds were considered “contingent consideration” under U.S. GAAP and therefore, were not recorded in common stock or additional paid in capital until the contingency was resolved. The Reserved Credit Escrow amount had scheduled release dates in January and July 2007 based on the receipt of principal payments or proceeds from the sale of several identified loans and other real estate. In January 2007, no proceeds were released. In July 2007, $1,300,000 of the escrow was released to the selling stockholders of NorthStar. This consisted of 49,348 shares of EFSC common stock and $6,400 in cash. The remaining balance of the escrow was released to the Company. With the contingency resolved, the Company has recorded the additional common stock, paid in capital and related goodwill.

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

Sale of Liberty Branch
On February 28, 2008, the Company sold its Enterprise banking branch located in Liberty, Missouri to an unaffiliated bank. Deposit liabilities of $7,358,000 were transferred and approximately $158,000 of fixed assets were sold. Goodwill and core deposit intangibles related to Liberty of $97,000 and $269,000, respectively, were written off on the sale date. The gain on the sale was $550,000.

Great American Transactions
On June 26, 2008, the Company transferred the assets and deposit liabilities of the Great American Claycomo branch along with certain other assets and liabilities of Great American to Enterprise. Approximately $168,000,000 of assets and $126,000,000 of liabilities were transferred to Enterprise.

On July 31, 2008, the Company sold the Great American bank charter and its remaining DeSoto branch to an unaffiliated bank holding company, for cash of $6,500,000. The net assets of the Great American charter on the date of the sale were $2,500,000, comprised of assets of approximately $33,000,000 and liabilities of approximately $30,500,000. Goodwill and core deposit intangibles related to Great American of $680,000 and $336,000, respectively, were written off on the sale date. The gain on the sale was $2,850,000.

Acquisition of Millennium Brokerage Group
On October 13, 2005, the Company acquired 60% of Millennium, a Tennessee limited liability company, for total consideration of $15,000,000, consisting of $9,750,000 in cash and 249,161 shares of common stock valued at $5,250,000. The original agreement provided that the Company would purchase the remaining 40% interest in Millennium in two tranches of 20% each in 2008 and 2010, respectively. However, on December 31, 2007, the Company accelerated the acquisition timetable and purchased the remaining 40% interest. The acquisition was accelerated to accommodate a change in the Millennium partner compensation plan and equity incentives and to recognize the effects of the decline in Millennium’s margins on valuing the remaining ownership interests pursuant to the original buyout terms. As a result, Millennium became a wholly owned subsidiary of the Company. The Company acquired the remaining 40% interest in Millennium for cash of $1,500,000. The additional purchase was accounted for as a step acquisition and as such, was considered additional purchase price and recorded as goodwill. In addition, subsequent annual payments of up to $2,000,000 each year for four years are contingent upon Millennium’s achievement of certain pre-tax earnings targets. No incremental amounts were paid in 2008.

NOTE 3—EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. The following table presents a summary of per share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except per share data)	2008	2007	2006
Basic
Net income, as reported	$4,430	$17,578	$15,472
Preferred stock dividend (undeclared)	(58)	-	-
Amortization of preferred stock discount	(21)	-	-
Net income available to common shareholders	$4,351	$17,578	$15,472

Weighted average common shares outstanding	12,589	12,239	10,964

Basic earnings per common share	$0.35	$1.44	$1.41

Diluted
Net income available to common shareholders	$4,351	$17,578	$15,472

Weighted average common shares outstanding	12,589	12,239	10,964
Effect of dilutive stock options and restricted share units	146	323	423
Diluted weighted average common shares outstanding	12,735	12,562	11,387

Diluted earnings per common share	$0.34	$1.40	$1.36

For the years ended December 31, 2008, 2007 and 2006, there were weighted average common stock equivalents of approximately 516,000, 215,000, and 0, respectively, which were excluded from the earnings per share calculation because their effect was anti-dilutive.

NOTE 4—PREFERRED STOCK AND COMMON STOCK WARRANTS

Preferred Equity
The Company’s Articles of Incorporation, as amended, authorize the issuance of 5,000,000 shares of preferred stock at a par value of $0.01 per share. On December 19, 2008, the Company entered into an agreement with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Recovery Program-Capital Purchase Program, pursuant to which the Company sold (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Senior Preferred Stock”) and (ii) a warrant to purchase 324,074 shares of EFSC common stock (“common stock warrants”), par value $0.01 per share, for an aggregate investment by the Treasury of $35,000,000.

The proceeds received were allocated between the Senior Preferred Stock and the common stock warrants based upon their relative fair values, which resulted in the recording of a discount on the senior preferred stock upon issuance that reflects the value allocated to the warrant. The discount will be accreted using a level-yield basis over five years, consistent with managements estimate of the life of the preferred stock. The allocated carrying value of the senior preferred stock and common stock warrants on the date of issuance (based on their relative fair values) were $31,116,000 and $3,884,000, respectively. Cumulative dividends on the senior preferred stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share.

The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the senior preferred stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. The Senior Preferred Stock is callable at par after three years. Prior to the end of three years, according to the terms of the operative agreements, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of EFSC of at least $8,750,000 (each a “Qualified Equity Offering”), although amendments to the Emergency Economic Stabilization Act of 2008 enacted in February of 2009 eliminate this restriction on the means of redeeming the Senior Preferred Stock. The Treasury may also transfer the senior preferred stock to a third party at any time.

Common Stock Warrants
The common stock warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $16.20 per share (subject to certain anti-dilution adjustments). The Treasury may not exercise or transfer the common stock warrants with respect to more than half of the initial shares of common stock underlying the common stock warrants prior to the earlier of (a) the date on which the Company receives aggregate gross proceeds of not less than $35,000,000 from one or more Qualified Equity Offerings or (b) December 31, 2009. The number of shares of common stock to be delivered upon settlement of the common stock warrant will be reduced by 50% if the Company receives aggregate gross proceeds of at least $35,000,000 from one or more Qualified Equity Offerings prior to December 31, 2009.

Assumptions were used in estimating the fair value of common stock warrants. The weighted average expected life of the common stock warrant represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Company’s stock. The following assumptions were used in estimating the fair value for the common stock warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.1%, an expected volatility of 47.3%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the common stock warrants was $2,972,000. As previously noted, based on the warrants’ fair value relative to the senior preferred stock fair value, $3,884,000 of the $35,000,000 of proceeds was recorded to Additional paid in capital in the December 31, 2008 consolidated balance sheet.

NOTE 5—INVESTMENTS

The amortized cost and estimated fair value of available for sale debt securities are summarized below:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Mortgage-backed securities	$94,368	$1,438	$(147)	$95,659
Municipal bonds	765	7	-	772
	$95,133	$1,445	$(147)	$96,431

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. government agencies	$28,531	$193	$(4)	$28,720
Mortgage-backed securities	41,107	82	(102)	41,087
Municipal bonds	947	5	(3)	949
	$70,585	$280	$(109)	$70,756

The amortized cost and estimated fair value of debt securities classified as available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$400	$400
Due after one year through five years	365	372
Mortgage-backed securities	94,368	95,659
	$95,133	$96,431

During 2008, proceeds from the sales and calls of investments in debt securities were $14,362,000, which resulted in gross gains of $161,000. During 2007, proceeds from the sales of investments in debt securities were $38,684,000, which resulted in gross gains of $233,000. Debt securities having a carrying value of $72,800,000 and $39,613,000 at December 31, 2008 and 2007, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

Provided below is a summary of securities available for-sale which were in an unrealized loss position at December 31, 2008 and 2007. The unrealized losses reported as of December 31, 2008 for the mortgage-backed securities for 12 months or less includes 13 securities and primarily relates to FNMA or Federal Home Loan Mortgage Corporation (“FHLMC”) pools with estimated maturities or repricings of three to four years. FNMA or FHLMC guarantees the contractual cash flows of these securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$21,709	$144	$628	$3	$22,337	$147

	2007
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies	$-	$-	$3,991	$4	$3,991	$4
Mortgage-backed securities	4,285	13	6,303	89	10,588	102
Municipal bonds	-	-	273	3	273	3
	$4,285	$13	$10,567	$96	$14,852	$109

Enterprise is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. As a member of the FHLB system administered by the Federal Housing Finance Board, the bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $7,517,000 is recorded at cost, and is included in other investments in the consolidated balance sheets, which represents redemption value. The remaining amounts in other investments include the Company’s investment in the Company’s trust preferred securities (see Note 11) and various private equity investments.

NOTE 6—LOANS

Below is a summary of loans by category at December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Real Estate Loans:
Construction and land development	$337,550	$266,111
Farmland	7,583	6,699
1-4 Family residential	228,772	163,256
Multifamily residential	43,610	46,937
Other real estate loans	778,283	644,486
Total real estate loans	$1,395,798	$1,127,489
Commercial and industrial	556,210	476,184
Other	25,716	37,725
Total Loans	$1,977,724	$1,641,398

Unearned loan (fees) costs, net	(549)	34
Total loans, net of unearned loan (fees) costs	$1,977,175	$1,641,432

Enterprise grants commercial, residential, and consumer loans primarily in the St. Louis and Kansas City metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the year ended December 31, 2008 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

(in thousands)	Total
Balance January 1, 2008	$3,186
New loans and advances	3,204
Payments	(343)
Balance December 31, 2008	$6,047

A summary of activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 is as follows:

(in thousands)	2008	2007	2006
Balance at beginning of year	$21,593	$16,988	$12,990
(Disposed) acquired allowance for loan losses	(50)	2,010	3,069
Provision for loan losses	22,475	4,615	2,127
Loans charged off	(13,081)	(2,529)	(1,598)
Recoveries of loans previously charged off	372	509	400
Balance at end of year	$31,309	$21,593	$16,988

A summary of impaired loans at December 31, 2008, 2007, and 2006 is as follows:

	December 31,
(in thousands)	2008	2007	2006
Non-accrual loans	$29,662	$12,720	$6,363
Performing loans	3,660	-	-
Loans past due 90 days or more
and still accruing interest	-	-	112
Restructured loans continuing to
accrue interest	-	-	-
Total impaired loans	$33,322	$12,720	$6,475

Allowance for losses on impaired loans	$7,380	$3,515	$2,040
Impaired loans with no related
allowance for loan losses	-	-	112
Average balance of impaired
loans during the year	17,364	11,268	2,658

There were no loans over 90 days past due and still accruing interest at December 31, 2008 or 2007. There was one loan over 90 days past due and still accruing interest at December 2006. This loan paid off on January 5, 2007. If interest on non-accrual loans had been accrued, such income would have been $3,169,000, $1,153,000 and $218,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The cash amount collected and recognized as interest income on impaired loans was $121,000, $113,000 and $75,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $0, $0, and $3,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Historically, Enterprise has utilized derivative financial instruments to manage certain interest rate risks. Derivative financial instruments are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes the Company to interest rate or fair value risk. The decision to enter into an interest rate swap or cap is made after considering the asset/liability mix and the desired asset/liability sensitivity of the Company.

The Company accounts for its derivatives under SFAS No. 133, as amended, which, requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and require measurement of those instruments at fair value through adjustments to the hedged item, other comprehensive income, or current earnings, as appropriate.

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. Prior to entering into a hedge, the Company formally documents the relationship between hedging instruments and hedged items, as well as the related risk management objective. The documentation process includes linking derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities in the consolidated balance sheet or to specific forecasted transactions, and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been, and are expected to continue to be, highly effective in offsetting changes in fair values or cash flows of hedged items.

The Company’s credit exposure related to derivative financial instruments represents the accounting loss Enterprise would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments. At December 31, 2008, we had pledged, as collateral in connection with our interest rate swap agreements, cash of $470,000. At December 31, 2007, we had not pledged securities or received collateral in connection with our derivative agreements.

Cash Flow Hedges
At December 31, 2008, Enterprise had two outstanding interest rate swap agreements whereby Enterprise pays a variable rate of interest equivalent to the prime rate and receives a fixed rate of interest. The interest rate swaps have notional amounts of $40,000,000 each and Enterprise receives fixed rates of 4.81% and 4.25%, respectively. The swaps were designed to hedge the cash flows associated with a portfolio of prime based loans. Amounts paid or received under these swap agreements are accounted for on an accrual basis and recognized in interest income on loans in the 2008 consolidated statements of income. The net cash flows related to these cash flow hedges increased interest income on loans by $76,000 in 2008. Enterprise had no cash flow hedges at December 31, 2007. Previously, Enterprise had entered into similar interest rate swaps, which matured in 2006. Those swaps decreased net interest income on loans by $410,000 in 2006.

At December 31, 2008, the Company had recorded $1,291,000 in Other assets in the consolidated balance sheet related to the fair value of the interest rate swaps. The effective portion of the change in the derivatives’ gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings. On December 16, 2008, the prime rate used to determine the variable rate payments Enterprise would be making to its counterparty was lowered to a rate less than the Enterprise prime rate which is used to determine the variable rate receipts from the prime based borrowers. As a result of the variable rate differential, the Company concluded that the cash flow hedges would not be prospectively effective and dedesignated the related interest rate swaps.

The Company used the Hypothetical Derivative Method to measure ineffectiveness. As a result, at December 31, 2008, the Company reclassified $638,500 from Accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive income and into Noninterest income in the consolidated statement of income for the year then ended.

The amount of gain or loss associated with the cash flow hedge remaining in other comprehensive income of $652,500 will be reclassified into earnings as the underlying loans are repaid. The Company expects to reclassify $248,000 of remaining hedge-related amounts from Accumulated other comprehensive income to earnings over the next twelve months.

On February 4, 2009, the swaps were terminated. The Company received cash of $861,000, and recorded a loss of $530,000.

All cash flow hedges in 2006 were effective, and therefore, no gain or loss was recorded in earnings in 2006. There were no cash flow hedges outstanding during any period in 2007.

Fair Value Hedges
At December 31, 2008 and 2007, Enterprise had no derivative financial instruments designated as fair value hedges. Previously, Enterprise had entered into interest rate swap agreements whereby Enterprise paid a variable rate of interest based on a spread to the one or three-month LIBOR and received a fixed rate of interest equal to that of the hedged instrument. The changes in fair value of the derivative instrument and related hedged item were recognized through interest expense. For 2007 and 2006, all fair value hedges were effective, and therefore, the amounts recorded to interest expense for the derivative instrument and related hedged item were entirely offset.

One swap with a notional amount of $10,000,000, under which Enterprise received a fixed rate of 2.90%, matured in February 2007. The fair value of the swap was ($35,000) at December 31, 2006. Two swaps, each with a $10,000,000 notional amount, under which Enterprise received fixed rates of 2.30% and 2.45%, matured in February and April 2006, respectively.

Amounts paid or received were accounted for on an accrual basis and recognized as interest expense of the related hedged instrument. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $0, $41,000, and $363,000 in 2008, 2007 and 2006, respectively.

At inception of the CD, Enterprise paid broker placement fees by reducing the proceeds received from the issued CD. The fees did not affect the inception value of the interest rate swap. Placement fees are capitalized and amortized into interest expense over the life of the CD in a manner similar to debt issuance costs.

Non-Designated Hedges
Interest rate swaps
At December 31, 2008 and 2007, the Company had interest rate swap agreements with notional amounts aggregating $17,476,000 and $5,397,000, respectively. The swaps economically hedge changes in fair value of a group of fixed rate loans. The related loans are also carried at fair value. These swap agreements provide for Enterprise to pay a fixed rate of interest equal to that of the underlying fixed rate loans and to receive a variable rate of interest based on a spread to one-month LIBOR. The net cash flows related to these swaps decreased Interest and fees on loans in the consolidated statements of income by $164,000, $3,900, and $2,100 in 2008, 2007, and 2006, respectively. The change in fair value of the interest rate swaps decreased Interest and fees on loans in the consolidated statements of income by $1,167,000, $228,000, and $119,000 in 2008, 2007 and 2006, respectively. The changes in fair value of the interest rate swaps were partially offset by increases in the fair value of the related fixed rate loans of $1,101,000, $221,000, and $124,000 in 2008, 2007, and 2006, respectively. The fair value of the swaps was ($1,467,000), ($300,000), and ($119,000) at December 31, 2008, 2007, and, 2006, respectively.

Interest rate caps
In 2008, Enterprise entered into interest rate cap contracts which entitle Enterprise to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike interest, applied to a notional principal amount. At December 31, 2008, the Company had interest rate cap contracts with notional amounts totaling $188,050,000. Enterprise paid a premium of $2,082,000 at the inception of the contract. No principal payments are exchanged. The change in fair value decreased Noninterest income in the consolidated statement of income by $1,538,000 in 2008. At December 31, 2008, the caps’ fair value was $544,000.

NOTE 8—FIXED ASSETS

A summary of fixed assets at December 31, 2008 and 2007 is as follows:

	December 31,
(in thousands)	2008	2007
Land	$2,249	$2,299
Buildings and leasehold improvements	22,726	18,827
Furniture, fixtures and equipment	12,658	11,617
Capitalized software	214	84
	37,847	32,827
Less accumulated depreciation and amortization	12,689	10,604
Total fixed assets	$25,158	$22,223

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures, equipment and capitalized software included in noninterest expense amounted to $2,690,000, $2,465,000 and $1,901,000 in 2008, 2007, and 2006, respectively.

The Company has facilities leased under agreements that expire in various years through 2026. The Company’s aggregate rent expense totaled $2,631,000, $2,356,000, and $1,724,000 in 2008, 2007 and 2006, respectively. Sublease rental income was $110,236, $37,000 and $39,000 for 2008, 2007 and 2006. The future aggregate minimum rental commitments (in thousands) required under the leases are as follows:

Year	Amount
2009	2,378
2010	2,388
2011	1,392
2012	1,318
2013	549
Thereafter	4,225
Total	$12,249

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible assets for the years ended December 31, 2008, 2007 and 2006.

	Reporting Unit
(in thousands)	Millennium	Bank	Total
Balance at December 31, 2005	$10,104	$1,938	$12,042
Acquisition-related adjustments (1)	189	-	189
Goodwill from purchase of NorthStar Bancshares, Inc	-	17,752	17,752
Balance at December 31, 2006	10,293	19,690	29,983
Acquisition-related adjustments (1)	-	481	481
Goodwill from purchase of Clayco Banc Corporation	-	25,208	25,208
Goodwill from purchase of 40% of Millennium Brokerage Group	1,505	-	1,505
Balance at December 31, 2007	11,798	45,379	57,177
Acquisition-related adjustments (1)	36	776	812
Goodwill write-off related to sale of Liberty branch	-	(97)	(97)
Goodwill write-off related to sale of DeSoto branch	-	(680)	(680)
Goodwill impairment related to Millennium Brokerage Group	(8,700)	-	(8,700)
Balance at December 31, 2008	$3,134	$45,378	$48,512

(1)	Includes additional purchase accounting adjustments on the Millennium, NorthStar and Clayco acquisitions necessary to reflect additional valuation data since the respective acquisition dates. See Note 2 – Acquisitions and Divestitures for more information.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2005	$4,548	$-	$4,548
Intangibles from purchase of NorthStar Bancshares, Inc	-	2,369	2,369
Amortization expense	(912)	(216)	(1,128)
Balance at December 31, 2006	3,636	2,153	5,789
Intangibles from purchase of Clayco Banc Corporation	-	1,868	1,868
Amortization expense	(912)	(692)	(1,604)
Balance at December 31, 2007	2,724	3,329	6,053
Amortization expense	(845)	(599)	(1,444)
Intangible write-off related to sale of Liberty branch	-	(269)	(269)
Intangible write-off related to sale of DeSoto branch/Great American charter	-	(336)	(336)
Intangible write-off related to Millennium	(500)	-	(500)
Balance at December 31, 2008	$1,379	$2,125	$3,504

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles (in thousands) at December 31, 2008.

Year	Amount
2009	$1,077
2010	1,015
2011	371
2012	309
2013	247
After 2013	485
$3,504

Historically, the goodwill impairment tests have been completed as of December 31 each year. Following the annual impairment test for 2006, the Company changed the goodwill impairment test date for the Millennium reporting unit to September 30 of each fiscal year. This change in the testing date was designed to provide sufficient time for independent experts to complete the Millennium reporting unit testing prior to year end reporting. The goodwill impairment test date for the Banking reporting unit did not change.

The goodwill associated with Millennium was evaluated in accordance with SFAS 142, Goodwill and Other Intangible Assets. Due primarily to continued pressures in the sales margin and resulting earnings of Millennium, the Company’s wholesale insurance brokerage business, this analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit, which resulted in a non-cash goodwill impairment charge of $8,700,000 in 2008. The Millennium intangible assets are related to their customer lists and tradename. The Company also tested the Millennium intangible assets for impairment in conformity with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Asset, and determined that the customer related intangible was impaired by $500,000. These impairment charges did not reduce the Company’s regulatory capital or cash flow. The carrying value of the Millennium customer lists and tradename, were $1,165,000 and $214,000, respectively, as of December 31, 2008.

The annual goodwill impairment evaluation in 2008 did not identify any impairment at the Banking unit. However, paragraph 28 of SFAS 142 requires that the goodwill impairment analysis be conducted when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An example of such an event includes significant adverse changes in the business climate, such as a significant decline in the Company’s market capitalization.

NOTE 10—MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2008:

	$100,000
(in thousands)	and Over	Other	Total
Less than 1 year	$373,045	$147,387	$520,432
Greater than 1 year and less than 2 years	112,953	27,766	140,719
Greater than 2 years and less than 3 years	33,064	11,182	44,246
Greater than 3 years and less than 4 years	596	1,179	1,775
Greater than 4 years and less than 5 years	100	342	442
Over 5 years	439	14	453
	$520,197	$187,870	$708,067

NOTE 11—SUBORDINATED DEBENTURES

The Corporation has nine wholly-owned statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities. In addition to the statutory business trusts, on September 30, 2008, Enterprise completed a $2,500,000 private placement of subordinated capital notes. The notes mature in 2018, pay a fixed rate of interest at 10%, and are callable by Enterprise in five years.

On December 12, 2008, the Company closed an offering of $25,000,000 in convertible trust preferred securities through EFSC Capital Trust VIII, a statutory business trust sponsored by the Company. The proceeds from the offering were used to provide additional parent company liquidity and regulatory capital. The securities have a 9% coupon, mature in 30 years and are callable by the Company after 5 years. They are convertible to 1,439,263 of the Company’s common stock. The Company may terminate the conversion rights, subject to certain limitations, after a two-year lockout period, if the Company’s price per share exceeds $22.58 for twenty consecutive trading days.

On September 20, 2007, the Company issued EFSC Capital Trust VII. The proceeds from the offering were used to refinance EFSC Capital Trust I, which was redeemed on September 30, 2007. EFSC Capital Trust I redeemed all of its $4,000,000 variable rate trust preferred securities and its $124,000 of variable rate common securities. At the time of the redemption, the Company recognized an $82,000 charge in noninterest expense for unamortized debt issuance costs related to this instrument.

On February 26, 2007 the Company issued EFSC Capital Trust VI to partially fund the Clayco acquisition. On February 28, 2007, as part of the Clayco acquisition, the Company acquired Clayco Trust I and Clayco Trust II.

The amounts and terms of each respective issuance at December 31 were as follows:

	Amount
(in thousands)	2008	2007	Maturity Date	Call date	Interest Rate
EFSC Clayco Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Capital Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Capital Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Fixed for 5 years @ 6.14%(1)
EFSC Capital Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Fixed for 5 years @ 6.573%(2)
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	25,774	-	December 15, 2038	December 15, 2013 (3)	Fixed @ 9%
Total trust preferred securities	82,581	56,807

Enterprise Subordinated Notes	2,500	-	October 1, 2018	October 1, 2013	Fixed @ 10%
Total Subordinated Debentures	$85,081	$56,807

(1)	After October 2010, floats @ 3MO LIBOR + 1.44%

(2)	After February 2012, floats @ 3MO LIBOR + 1.60%

(3)	Convertible to EFSC common stock at a conversion price of $17.37. Forced conversion by EFSC if EFSC common stock trades at greater than or equal to $22.58 for twenty consecutive trading days after two years.

The subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial conditions of the Company. The Company fully and unconditionally guarantees each trust’s securities obligations. The trust preferred securities are included in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated statements of income. The Company’s investment in these trusts are included in other investments in the consolidated balance sheets.

An entity managed and controlled by certain members of the Company’s Board of Directors purchased $5,000,000 of the convertible trust preferred securities of EFSC Capital Trust VIII on December 12, 2008.

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2008 and 2007 the carrying value of the loans pledged to the FHLB of Des Moines was $465,000,000 and $336,000,000, respectively.

Enterprise also has a $7,517,000 investment in the capital stock of the FHLB of Des Moines and maintains a line of credit that had availability of approximately $164,300,000 at December 31, 2008.

The following table summarizes the type, maturity and rate of the Company’s FHLB advances at December 31:

		2008		2007
		Outstanding	Weighted	Outstanding	Weighted
(in thousands)	Term	Balance	Rate	Balance	Rate
Long term non-amortizing fixed advance	less than 1 year	$81,050	3.48%	$58,387	3.76%
Long term non-amortizing fixed advance	1 - 2 years	20,800	4.19%	55,536	4.05%
Long term non-amortizing fixed advance	2 - 3 years	300	6.07%	20,800	4.19%
Long term non-amortizing fixed advance	3 - 4 years	7,000	4.52%	300	6.07%
Long term non-amortizing fixed advance	4 - 5 years	-	-	7,000	4.52%
Long term non-amortizing fixed advance	5 - 10 years	10,000	4.53%	10,000	4.53%
Mortgage matched fixed advance	10 - 15 years	807	5.69%	878	5.69%

Total Federal Home Loan Bank Advances		$119,957	3.77%	$152,901	4.02%

All of the FHLB advances have fixed interest rates. At December 31, 2008, $50,000,000 of the advances are prepayable by the Company at anytime, subject to prepayment penalties. Of the advances with a term of less than one year, at December 31, 2008, $20,000,000, $25,000,000, and $25,000,000 is callable by the FHLB beginning on the option date in February 2009, March 2009 and December 2009, respectively, and quarterly thereafter.

NOTE 13—OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2008	2007
Federal funds purchased	$19,400	$1,784
Securities sold under repurchase agreements	26,760	8,896
Total	$46,160	$10,680

Average balance during the year	$35,781	$8,068
Maximum balance outstanding at any month-end	55,232	10,782
Weighted average interest rate during the year	1.81%	3.32%
Weighted average interest rate at December 31	0.38%	3.17%

Enterprise also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes. As of December 31, 2008, approximately $310,500,000 was available under this line. This line is secured by a pledge of certain eligible loans.

Notes Payable
At December 31, 2008 the Company had a $16,000,000 unsecured bank line of credit and a $4,000,000 term loan that expire on April 30, 2009. As of September 30, 2008, the Company became noncompliant with certain covenants regarding classified loans as a percentage of bank equity and loan loss reserves. As a result, the Company repaid all outstanding balances on the line of credit and term loan in December 2008. The Company does not expect to renew this arrangement at maturity. Both the line of credit and term loan accrue interest based on LIBOR plus 1.25% and are payable quarterly. For the year ended December 31, 2008, the average balance and maximum month-end balance of these instruments was $12,849,000 and $20,000,000, respectively.

NOTE 14—LITIGATION AND OTHER CLAIMS

Various legal claims have arisen during the normal course of business, which in the opinion of management, after discussion with legal counsel; will not result in any material liability.

NOTE 15—INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$7,599	$7,637	$9,023
State and local	233	632	546
Deferred	(6,246)	747	(1,244)
	$1,586	$9,016	$8,325

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2008, 2007, and 2006 to income before income taxes and the amounts reflected in the consolidated statements of income is as follows:

	Years ended December 31,
(in thousands)	2008	2007	2006
Income tax expense at statutory rate	$2,106	$9,308	$8,327
Increase (reduction) in income tax resulting from:
Tax-exempt income	(401)	(303)	(274)
State and local income tax expense	151	411	355
Non-deductible expenses	208	258	236
Other, net	(478)	(658)	(319)
Total income tax expense	$1,586	$9,016	$8,325

A net deferred income tax asset of $13,225,000 and $7,492,000 is included in other assets in the consolidated balance sheets at December 31, 2008 and 2007, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$11,292	$7,693
Deferred compensation	824	897
Merchant banking investments	239	239
Loans	21	102
Intangible assets	3,244	-
Other	75	-
Total deferred tax assets	15,695	8,931

Deferred tax liabilities:
Unrealized gains on securities available for sale	467	24
State tax credits, net	1,056	-
Core deposit intangibles	774	1,212
Office equipment and leasehold improvements	173	203
Total deferred tax liabilities	2,470	1,439
Net deferred tax asset	$13,225	$7,492

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances as of December 31, 2008 or December 31, 2007. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in seven states. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax audits by tax authorities for years before 2005. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of December 31, 2008, the Company had approximately $230,000 accrued for interest and penalties.

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

As of December 31, 2008, the gross amount of unrecognized tax benefits was $1,690,000 and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1,200,000. The Company believes it is reasonably possible that an additional $430,000 in unrecognized tax benefits related to certain federal and state tax items will be recognized during 2009 as a result of the expiration of certain statues of limitations.

The activity in the accrued liability for unrecognized tax benefits was as follows:

(in thousands)	2008	2007
Balance at beginning of year	$2,412	$2,430
Additions based on tax positions related to the
current year	245	484
Additions for tax positions of prior years	241	112
Reductions for tax positions of prior years	(491)	-
Settlements of lapse of exposure	(717)	(614)
Balance at end of year	$1,690	$2,412

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008 and 2007, that the Company and bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” each bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Applicable
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$273,978	12.81%	$171,136	8.00%	$-	-%
Enterprise Bank & Trust	230,008	10.86	169,479	8.00	211,848	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	190,253	8.89	85,568	4.00	-	-
Enterprise Bank & Trust	200,968	9.49	84,739	4.00	127,109	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	190,253	8.40	67,961	3.00	-	-
Enterprise Bank & Trust	200,968	8.95	67,392	3.00	112,319	5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$186,549	10.54%	$141,534	8.00%	$-	-%
Enterprise Bank & Trust	160,862	10.02	128,463	8.00	160,579	10.00
Great American Bank	18,381	11.80	12,457	8.00	15,571	10.00
Tier I Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	164,957	9.32	70,767	4.00	-	-
Enterprise Bank & Trust	141,259	8.80	64,231	4.00	96,347	6.00
Great American Bank	16,434	10.55	6,229	4.00	9,343	6.00
Tier I Capital (to Average Assets)
Enterprise Financial Services Corp	164,957	8.85	55,938	3.00	-	-
Enterprise Bank & Trust	141,259	8.32	50,959	3.00	84,931	5.00
Great American Bank	16,434	8.14	55,938	3.00	10,094	5.00

NOTE 17—COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock appreciation rights, and restricted stock units (“RSU’s”), as designated by the Company’s Board of Directors. The Company uses authorized and unissued shares to satisfy share award exercises. During 2008, share-based compensation was issued in the form of stock, stock options, stock-settled stock appreciation rights and RSU’s. At December 31, 2008, there were 885,523 shares available for grant under the various share-based compensation plans. An additional 80,346 shares of stock were available for issuance under the Stock Plan for Non-Management Directors approved by the Shareholders in April 2006.

The share-based compensation expense that was charged against income was $2,255,000, $1,906,000 and $1,252,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $460,000, $381,000 and $525,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In determining compensation cost for stock options, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. The risk-free rate for the expected term is based on the U.S. Treasury zero-coupon spot rates in effect at the time of grant. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.

	2008	2007	2006
Risk-free interest rate	3.9%	5.2%	4.5%
Expected dividend rate	0.6%	0.6%	0.3%
Expected volatility	39.4%	36.0%	54.6%
Expected term	6 years	6 years	9.5 years

Employee Stock Options and Stock-settled Stock Appreciation Rights
Stock options were granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and have 10-year contractual terms. Stock options have a vesting schedule of between three to five years. In 2007, the Company began granting stock-settled stock appreciation rights (“SSAR”) to key employees. The SSAR’s are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSAR’s carry voting or dividend rights until exercised. At December 31, 2008, there was $32,000 and $2,883,000 of total unrecognized compensation cost related to stock options and SSAR’s, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 3.6 years, respectively.

(in thousands, except grant date fair value)	2008	2007	2006
Weighted average grant date fair value of options	$8.27	$10.69	$18.34
Compensation expense	705	452	21
Intrinsic value of option exercises on date of exercise	2,177	1,961	1,750
Cash received from the exercise of stock options	3,148	1,233	1,226

Following is a summary of the employee stock option activity for 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	891,816	$15.42
Granted	305,198	19.79
Exercised	(265,779)	11.84
Forfeited	(103,764)	24.58
Outstanding at December 31, 2008	827,471	$17.03	6.5 years	$(1,484)
Exercisable at December 31, 2008	485,274	$14.24	4.5 years	$485
Vested and expected to vest at December 31, 2008	765,457	$16.47	6.5 years	$(941)

Restricted Stock Units
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSU’s to employees. RSU’s are subject to continued employment and vest ratably over five years. RSU’s do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting.

(in thousands)	2008	2007	2006
Compensation expense	$1,380	$1,308	$1,029
Total fair value at vesting date	765	1,384	1,421
Total unrecognized compensation cost for nonvested
stock units	3,038	3,441	3,418
Expected years to recognize unearned compensation	3.0 years	3.1 years	3.5 years

A summary of the status of the Company's restricted stock unit awards as of December 31, 2008 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	168,286	$23.74
Granted	95,067	21.39
Vested	(59,510)	22.63
Forfeited	(53,385)	23.20
Outstanding at December 31, 2008	150,458	$22.89

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In 2008, the Company issued 9,544 shares of stock at a weighted average fair value of $17.83 per share. In 2007, the Company issued 6,729 shares of stock at a weighted average fair value of $27.40 per share. The Company recognized $170,000 and $146,000 of stock-based compensation expense for the shares issued to the directors in 2008 and 2007, respectively.

Moneta Plan
In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. (“Moneta”), a nationally recognized firm in the financial planning industry. There have been no options granted to Moneta under the agreement since 2003. The fair value of each option granted to Moneta was estimated on the date of grant using the Black-Scholes option pricing model. The Company recognized the fair value of the options over the vesting period as expense. As of December 31, 2006, the fair value of all Moneta options had been recognized. The Company recognized $17,000 in Moneta option-related expenses during 2006.

Following is a summary of the Moneta stock option activity for 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2007	137,098	$12.62
Granted	-	-
Exercised	(53,680)	10.34
Forfeited	(4,169)	15.32
Outstanding at December 31, 2008	79,249	$14.02	1.4 years	$97
Exercisable at December 31, 2008	79,249	$14.02	1.4 years	$97

401(k) plans
Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. In addition, substantially all employees of Millennium can elect to participate in a safe-harbor 401(k) plan. The amount charged to expense for the Company’s contributions to the plans was $529,000, $447,000 and $323,000 for 2008, 2007, and 2006, respectively.

NOTE 18—COMMITMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2008, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
(in thousands)	2008	2007
Commitments to extend credit	$555,361	$535,227
Standby letters of credit	33,875	36,464

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2008 and 2007, approximately $131,000,000 and $61,181,000, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of each bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2008.

NOTE 19—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

  Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through September 30, 2008, Level 3 securities available for sale included a Federal Home Loan Mortgage Corporation pool. This security was sold during the fourth quarter of 2008.

  Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

  State tax credits held for sale. Pursuant to the provisions of SFAS 159, the Company elected to record its state tax credits held for sale at fair value. The cumulative effect adjustment necessary to carry the credits on hand at January 1, 2008 was $570,000, which was recorded, net of tax as an adjustment to retained earnings as of January 1, 2008.

  The Company is not aware of an active market that exists for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of state residents who buy these credits from local and regional accounting firms who broker them. As such, the Company employed a discounted cash flow analysis (income approach) to determine the fair value.

  The fair value measurement is calculated using an internal valuation model with observable market data including discounted cash flows based upon the terms and conditions of the tax credits. Assuming that the underlying project remains in compliance with the various federal and state rules governing the tax credit program, each project will generate about 10 years of tax credits. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a 205 basis point spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is considered a Level 3 input because it is an “unobservable input” and is based on the Company’s assumptions. Given the significance of this input to our fair value calculation, the state tax credit assets are reported as Level 3 assets.

  Economically, the Company equates the state tax credits to a fixed rate loan. After considering various risks, such as credit risk, compliance risk, and recapture risk, management concluded the state tax credits are equivalent to a fixed rate loan priced at Prime minus 75 basis points. When pricing a fixed rate loan, most banks utilize the Prime-based swap curve, which is based on the LIBOR swap curve plus a prime equivalent spread of 265 to 285 basis points depending on market pricing and the maturity of the underlying loan. The Prime-based swap curve is available daily on Bloomberg or other national pricing services. As a result, management concluded the spread of 205 basis points (prime equivalent spread of 285 basis points minus 75 basis points) to the LIBOR curve should be utilized in the fair value calculation.

  At December 31, 2008, the discount rates utilized in our state tax credits fair value calculation ranged from 3.80% to 4.61%. Resulting changes in the fair value of the state tax credits held for sale of $4,635,000 were reported in Gain on state tax credits in the consolidated statement of income for the year ended December 31, 2008.

  Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps. In addition, the Company validates the counterparty quotations with third party valuation sources. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets.

The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Inputs	Inputs	Inputs	Value
Assets
Securities available for sale	$-	$96,431	$-	$96,431
State tax credits held for sale	-	-	39,142	39,142
Derivative financial instruments	-	1,835	-	1,835
Portfolio loans	-	18,875	-	18,875
Total assets	$-	$117,141	$39,142	$156,283

Liabilities
Derivative financial instruments	$-	$1,467	$-	$-
Total liabilities	$-	$1,467	$-	$-

The following table presents the changes in Level 3 financial instruments measured at fair value as of December 31, 2008.

	Securities
	available for
	sale, at fair	State tax credits
(in thousands)	value	held for sale
Balance at January 1, 2008	$-	$22,547
Total gains or losses (realized and unrealized):
Included in earnings	-	5,740
Included in other comprehensive income	(37)	-
Purchases, sales, issuances and settlements, net	37	10,855
Transfer in and/or out of Level 3	-	-
Balance at December 31, 2008	$-	$39,142

Change in unrealized gains or losses relating to assets still held
at the reporting date	$-	$4,635

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

The following table presents the financial instruments measured at fair value on a non-recurring basis as of December 31, 2008.

	Level 1	Level 2	Level 3	Total Fair
(in thousands)	Input	Input	Input	Value
Loans held for sale	$-	$2,632	$-	$2,632
Impaired loans	-	33,322	-	33,322
Other real estate	-	13,868	-	13,868
Total	$-	$49,822	$-	$49,822

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, FSP 157-2 will be applicable to these fair value measurements beginning January 1, 2009.

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2008 and 2007:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$25,626	$25,626	$76,265	$76,265
Federal Funds Sold	2,637	2,637	75,665	75,665
Interest-bearing deposits	14,384	14,384	1,719	1,719
Securities available for sale	96,431	96,431	70,756	70,756
Other investments	11,884	11,884	12,577	12,577
Loans held for sale	2,632	2,632	3,420	3,420
Derivative financial instruments	1,835	1,835	300	300
Loans, net of allowance for loan losses	1,945,866	1,991,183	1,619,839	1,622,977
State tax credits, held for sale	39,142	39,142	23,149	23,149
Accrued interest receivable	7,557	7,557	8,334	8,334

Balance sheet liabilities
Deposits	1,792,784	1,800,958	1,585,012	1,588,539
Subordinated debentures	85,081	71,393	56,807	57,050
Other borrowed funds	166,117	180,864	169,580	182,065
Derivative financial instruments	1,467	1,467	-	-
Accrued interest payable	2,473	2,473	3,710	3,710

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash, Federal funds sold, and other short-term instruments
For cash and due from banks, federal funds purchased, interest-bearing deposits, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

Securities available for sale
The Company obtains fair value measurements for available for sale debt instruments from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions.

Other investments
Other investments, which primarily consists of membership stock in the FHLB is reported at cost, which approximates fair value.

Loans, net of allowance for loan losses
The fair value of adjustable-rate loans approximates cost. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.

State tax credits held for sale
The fair value of state tax credits held for sale is calculated using an internal valuation model with unobservable market data including discounted cash flows based upon the terms and conditions of the tax credits.

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

Subordinated debentures
Fair value of floating interest rate subordinated debentures is assumed to equal carrying value. Fair value of fixed interest rate subordinated debentures is based on discounting the future cash flows using rates currently offered for financial instruments of similar remaining maturities.

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

Commitments to extend credit and standby letters of credit
The fair value of commitments to extend credit and standby letters of credit would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreasing real estate values, illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. In addition, these estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates are based on existing on-balance and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 20—SEGMENT REPORTING
The Company has two primary operating segments, Banking and Wealth Management, which are delineated by the products and services that each segment offers. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The Banking operating segment consists of a full-service commercial bank, Enterprise, with locations in St. Louis and Kansas City and a loan production office in Phoenix, Arizona. The majority of the Company’s assets and income result from the Banking segment. With the exception of the loan production office, all banking locations have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines and operating policies for products and services are the same across all regions.

The Wealth Management segment includes the Trust division of Enterprise, the state tax credit brokerage activities, and Millennium. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s wealth management segment and banking lines of business. Millennium operates life insurance advisory and brokerage operations from thirteen offices serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.

The Corporate segment’s principal activities include the direct ownership of the Company’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of revenue is dividends from its subsidiaries and stock option exercises.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. There were no material intersegment revenues among the three segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. When appropriate, these changes are reflected in prior year information presented below.

Following are the financial results for the Company’s operating segments.

	Years ended December 31,
	2008
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Net interest income (expense)	$71,628	$(1,043)	$(3,862)	$66,723
Provision for loan losses	22,475	-	-	22,475
Noninterest income	10,027	15,049	197	25,273
Non interest expense	38,851	11,536	3,918	54,305
Impairment charges related to Millennium Brokerage Group	-	9,200	-	9,200
Income (loss) before income tax expense	20,329	(6,730)	(7,583)	6,016
Income tax expense (benefit)	7,296	(2,447)	(3,263)	1,586
Net income (loss)	$13,033	$(4,283)	$(4,320)	$4,430

Loans, less unearned loan fees	$1,977,175	$-	$-	$1,977,175
Goodwill	45,378	3,134	-	48,512
Intangibles, net	2,126	1,378	-	3,504
Deposits	1,818,514	-	(25,730)	1,792,784
Borrowings	168,617	-	82,581	251,198
Total assets	2,204,341	48,775	17,058	2,270,174

	2007
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$64,840	$138	$(3,926)	$61,052
Provision for loan losses	4,615	-	-	4,615
Noninterest income	4,472	14,772	429	19,673
Non interest expense	35,483	10,674	3,359	49,516
Income (loss) before income tax expense	29,214	4,236	(6,856)	26,594
Income tax expense (benefit)	10,283	1,525	(2,792)	9,016
Net income (loss)	$18,931	$2,711	$(4,064)	$17,578

Loans, less unearned loan fees	$1,641,432	$-	$-	$1,641,432
Goodwill	45,379	11,798	-	57,177
Intangibles, net	3,330	2,723	-	6,053
Deposits	1,588,963	-	(3,951)	1,585,012
Borrowings	163,581	-	62,807	226,388
Total assets	1,952,495	42,542	4,081	1,999,118

	2006
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$53,639	$105	$(2,467)	$51,277
Provision for loan losses	2,127	-	-	2,127
Noninterest income	3,056	13,809	51	16,916
Non interest expense	28,563	9,207	3,624	41,394
Minority interest	-	(875)	-	(875)
Income (loss) before income tax expense	26,005	3,832	(6,040)	23,797
Income tax expense (benefit)	9,119	1,379	(2,173)	8,325
Net income (loss)	$16,886	$2,453	$(3,867)	$15,472

Loans, less unearned loan fees	$1,311,723	$-	$-	$1,311,723
Goodwill	19,690	10,293	-	29,983
Intangibles, net	2,153	3,636	-	5,789
Deposits	1,319,201	-	(3,693)	1,315,508
Borrowings	36,752	-	39,054	75,806
Total assets	1,517,617	16,991	979	1,535,587

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2008	2007
Assets
Cash	$23,840	$487
Investment in Enterprise Bank & Trust	249,662	162,881
Investment in Millennium Holding Company	8,861	17,754
Investment in Great American Bank	-	43,570
Other assets	18,947	14,519
Total assets	$301,310	$239,211

Liabilities and Shareholders' Equity
Subordinated debentures	$82,581	$56,807
Notes payable	-	6,000
Accounts payable and other liabilities	941	3,255
Shareholders' equity	217,788	173,149
Total liabilities and shareholders' equity	$301,310	$239,211

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2008	2007	2006
Income:
Dividends from subsidiaries	$45,811	$8,440	$9,669
Other	3,162	559	133
Total income	48,973	8,999	9,802

Expenses:
Interest expense-subordinated debentures	3,471	3,859	2,343
Interest expense-notes payable	507	197	207
Other expenses	4,918	3,359	3,623
Total expenses	8,896	7,415	6,173

Net income before taxes and equity in undistributed earnings of subsidiaries	40,077	1,584	3,629

Income tax benefit	2,338	2,792	2,173

Net income before equity in undistributed earnings of subsidiaries	42,415	4,376	5,802

Equity in undistributed earnings of subsidiaries	(37,985)	13,202	9,670
Net income	$4,430	$17,578	$15,472

Condensed Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$4,430	$17,578	$15,472
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of charter	(2,850)	-	-
Share-based compensation	2,255	1,944	1,153
Net income of subsidiaries	(7,826)	(21,642)	(19,339)
Dividends from subsidiaries	45,811	8,440	9,669
Excess tax benefits of share-based compensation	(460)	(381)	(525)
Additional share-based compensation from acquisition of Clayco	1,000	-	-
Other, net	(28)	(2,096)	10
Net cash provided by operating activities	42,332	3,843	6,440

Cash flows from investing activities:
Cash contributions to subsidiaries	(73,988)	-	-
Cash received in sale of charter, net of cash and cash equivalents paid	5,575	-	-
Cash paid for acquisitions, net of cash acquired	-	(17,085)	(8,060)
Purchases of available for sale debt securities	(1,494)	(784)	(538)
Proceeds from maturities and principal paydowns on available
for sale debt securities	-	124	-
Purchase of limited partnership interests	(5,034)	(1,171)	-
Net cash used in investing activities	(74,941)	(18,916)	(8,598)

Cash flows from financing activities:
Proceeds from notes payable	15,000	6,750	10,000
Paydowns of notes payable	(21,000)	(4,751)	(10,745)
Proceeds from issuance of subordinated debentures	25,774	18,557	4,124
Paydown of subordinated debentures	-	(4,124)	-
Cash dividends paid	(2,661)	(2,638)	(1,977)
Excess tax benefits of share-based compensation	460	381	525
Issuance of preferred stock and warrants	35,000	-	-
Common stock repurchased	-	(1,743)	-
Proceeds from the exercise of common stock options	3,389	1,304	1,189
Net cash provided by financing activities	55,962	13,736	3,116

Net increase (decrease) in cash and cash equivalents	23,353	(1,337)	958
Cash and cash equivalents, beginning of year	487	1,824	866
Cash and cash equivalents, end of year	$23,840	$487	$1,824

Noncash transactions:
Common stock issued for acquisitions of businesses	$-	$22,482	$5,249

NOTE 22—QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2008 and 2007.

	2008
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$29,163	$29,289	$29,283	$30,246
Interest expense	11,963	12,705	12,481	14,109
Net interest income	17,200	16,584	16,802	16,137

Provision for loan losses	14,125	2,825	3,200	2,325

Net interest income after provision for loan losses	3,075	13,759	13,602	13,812

Noninterest income	7,650	7,641	4,444	5,538
Noninterest expense	17,817	19,133	12,723	13,832

Income before income tax expense	(7,092)	2,267	5,323	5,518

Income tax expense	(3,140)	948	1,823	1,955
Net income	$(3,952)	$1,319	$3,500	$3,563

Earnings per common share:
Basic	$(0.32)	$0.10	$0.28	$0.29
Diluted	(0.32)	0.10	0.27	0.28

	2007
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$31,916	$31,807	$30,946	$27,848
Interest expense	15,713	16,002	15,821	13,929
Net interest income	16,203	15,805	15,125	13,919

Provision for loan losses	2,450	600	715	850

Net interest income after provision for loan losses	13,753	15,205	14,410	13,069

Noninterest income	6,230	4,638	4,906	3,899
Noninterest expense	13,083	12,202	12,370	11,861

Minority interest in net income of consolidated subsidiary	-	-	157	(157)

Income before income tax expense	6,900	7,641	7,103	4,950

Income tax expense	1,994	2,642	2,588	1,792
Net income	$4,906	$4,999	$4,515	$3,158

Earnings per common share
Basic	$0.40	$0.40	$0.37	$0.27
Diluted	0.39	0.40	0.36	0.26

The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Controls over financial reporting and the audit report of KPMG LLP, the Company’s independent registered public accounting firm, are included in Item 8 and are incorporated in this Item 9A by reference.

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 30, 2009. The Company’s executive officers consist of the named executive officers disclosed in the Compensation Discussion and Analysis Section of the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 30, 2009.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 30, 2009.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 30, 2009.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 30, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The consolidated financial statements of Enterprise Financial Services Corp and its subsidiaries and independent auditors' reports are included in Part II (Item 8) of this Form 10 K.

      2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

      3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.
3.1	Certificate of Incorporation of Registrant, (incorporated herein by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14737)).

3.2	Amendment to the Certificates of Incorporation of Registrant (incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on July 1, 1999 (File No. 333-82087)).

3.3	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 1999).

3.4	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2002).

3.5	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Form 14-A filed on November 20, 2008).

3.6	Certificate of Designations of Registrant for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated December 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

3.7	Bylaws of Registrant, as amended, (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 2, 2007).

10.1	Key Executive Employment Agreement dated effective as of July 1, 2008 by and between Registrant and Stephen P. Marsh (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 25, 2008), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.2	Key Executive Employment Agreement dated effective as of December 1, 2004 by and between Registrant and Frank H. Sanfilippo (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 1, 2004), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.3	Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 30, 2008), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.4	Key Executive Employment Agreement dated effective as of November 1, 2004, by and between Registrant and Linda M. Hanson (incorporated herein by reference to Exhibit 10.14 to Registrant’s Report on Form 10-K for the year ended December 31, 2007), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.5	Key Executive Employment Agreement dated effective as of October 5, 2007, by and among Registrant, Enterprise Bank & Trust, and John G. Barry (filed herewith), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.6	Waiver executed by each of Peter F. Benoist, Frank H. Sanfilippo, Linda M. Hanson, Stephen P. Marsh and John G. Barry (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.7	Consulting Agreement dated May 1, 2008, by and between Registrant and Kevin C. Eichner (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 3, 2008).

10.8	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.9(1)	Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008.

10.10	Enterprise Financial Services Corp, Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on December 29, 1997 (File No. 333-43365)).

10.11	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant’s 1998 Proxy Statement on Form 14-A).

10.12	Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A filed on March 7, 2006).

10.13	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A, filed on March 17, 2008).

10.14	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A, filed on March 7, 2006).

10.15	Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.16	$20,000,000 Amended and Restated Credit Agreement, as modified by the Third Modification Agreement dated April 30, 2007, by and between Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 22, 2007).

10.16.1(1)	$20,000,000 Amended and Restated Credit Agreement, as modified by the Fourth, Fifth and Sixth Modification Agreements dated April 30, 2008, June 30, 2008, and December 11, 2008, by and between Registrant and U.S. Bank National Association.

10.17	Stock Purchase Agreement dated February 5, 2008 between Registrant and First Financial Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 6, 2008).

10.18	Membership Interest Purchase Agreement (Second Installment Closing) by and among Registrant, Millennium Holding Company, Inc., and Millennium Brokerage Group, LLC, et al. dated December 31, 2007 (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2008).

10.19	Condominium Sale Contract, dated October 3, 2007, by and between Enterprise Bank & Trust and Maryland Walk LLC (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 9, 2007).

10.20	Indenture dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.21	Amended and Restated Declaration of Trust dated December 12, 2008, by and among Registrant, Wilmington Trust Company, and each of the Administrators named therein (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.22	Guarantee dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.23(1)	First Amendment to Amended and Restated Declaration of Trust No. 2 dated January 9, 2009 by and among Registrant, Wilmington Trust Company and each of the Administrators named therein.

10.24	Warrant to Purchase Shares of Common Stock dated December 19, 2008, by Registrant in favor of the United States Department of the Treasury (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.25	Letter Agreement dated December 19, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Registrant and the United States Department of the Treasury (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

14.1	Code of Ethics for the Principal Executive Officer and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to Registrant’s Report on Form 10-K for the year ended December 31, 2003).

21.1(1)	Subsidiaries of Registrant.

23.1(1)	Consent of KPMG LLP.

24.1(1)	Power of Attorney

31.1(1)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2(1)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1(1)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002

(1) Filed herewith

Note:

In accordance with Item 601 (b) (4) (iii) of Regulation S-K, Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of March, 2009.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist	/s/ Frank H. Sanfilippo
Peter F. Benoist	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 16th of March, 2009.

Signatures	Title

/s/ Peter F. Benoist*
Peter F. Benoist	President and Chief Executive Officer and Director

/s/ James J. Murphy, Jr.*
James J. Murphy, Jr.	Chairman of the Board of Directors

/s/ Kevin C. Eichner*
Kevin C. Eichner	Vice Chairman and Director

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ William H. Downey*
William H. Downey	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ Lewis A. Levey*
Lewis A. Levey	Director

/s/ Birch M. Mullins*
Birch M. Mullins	Director

/s/ Brenda D. Newberry*
Brenda D. Newberry	Director

/s/ Robert E. Saur*
Robert E. Saur	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

/s/ Henry D. Warshaw*
Henry D. Warshaw	Director

*Signed by Power of Attorney.