Form 10-Q
period 2009-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2009-05-11
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-7 (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [  ]  No [X]

As of March 7, 2009, the Registrant had 12,833,777 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited	Audited
	At March 31,	At December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Cash and due from banks	$41,875	$25,626
Federal funds sold	3,310	2,637
Interest-bearing deposits	5,852	14,384
Total cash and cash equivalents	51,037	42,647
Securities available for sale	111,735	96,431
Other investments	12,038	11,884
Loans held for sale	2,659	2,632
Portfolio loans	1,963,975	1,977,175
Less: Allowance for loan losses	39,612	31,309
Portfolio loans, net	1,924,363	1,945,866
Other real estate	13,251	13,868
Fixed assets, net	24,608	25,158
Accrued interest receivable	7,150	7,557
State tax credits, held for sale, $36,891 and $39,142
at estimated fair value, respectively	43,474	39,142
Goodwill	3,134	48,512
Intangibles, net	3,227	3,504
Other assets	34,027	32,973
Total assets	$2,230,703	$2,270,174

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$238,449	$247,361
Interest-bearing transaction accounts	129,389	126,644
Money market accounts	621,178	702,886
Savings	9,566	7,826
Certificates of deposit:
$100k and over	470,996	520,197
Other	275,981	187,870
Total deposits	1,745,559	1,792,784
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	119,939	119,957
Other borrowings	106,167	46,160
Accrued interest payable	2,517	2,473
Other liabilities	4,556	5,931
Total liabilities	2,063,819	2,052,386

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	31,216	31,116
Common stock, $0.01 par value;
30,000,000 shares authorized; 12,908,955 and
12,876,981 shares issued, respectively	129	129
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	115,555	115,111
Retained earnings	20,264	71,927
Accumulated other comprehensive income	1,463	1,248
Total shareholders' equity	166,884	217,788
Total liabilities and shareholders' equity	$2,230,703	$2,270,174

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2009	2008
Interest income:
Interest and fees on loans	$26,126	$28,875
Interest on debt securities:
Taxable	1,115	1,075
Nontaxable	7	9
Interest on federal funds sold	1	161
Interest on interest-bearing deposits	20	17
Dividends on equity securities	57	109
Total interest income	27,326	30,246
Interest expense:
Interest-bearing transaction accounts	171	576
Money market accounts	1,511	4,837
Savings	9	22
Certificates of deposit:
$100 and over	4,454	4,117
Other	1,691	1,734
Subordinated debentures	1,349	948
Federal Home Loan Bank advances	1,131	1,712
Notes payable and other borrowings	159	163
Total interest expense	10,475	14,109
Net interest income	16,851	16,137
Provision for loan losses	15,100	2,325
Net interest income after provision for loan losses	1,751	13,812
Noninterest income:
Wealth Management revenue	3,271	2,583
Service charges on deposit accounts	1,295	937
Other service charges and fee income	222	271
Sale of branches/charter	-	579
Sale of other real estate	59	(9)
State tax credit activity, net	(46)	1,012
Sale of investment securities	316	-
Miscellaneous (loss) income	(221)	165
Total noninterest income	4,896	5,538
Noninterest expense:
Employee compensation and benefits	7,090	8,340
Occupancy	1,167	1,083
Furniture and equipment	364	364
Data processing	530	525
Meals and entertainment	248	321
Amortization of intangibles	277	385
Goodwill impairment charge	45,377	-
Other	4,454	2,814
Total noninterest expense	59,507	13,832

(Loss) income before income tax expense	(52,860)	5,518
Income tax (benefit) expense	(2,243)	1,955
Net (loss) income	$(50,617)	$3,563

Net (loss) income available to common shareholders	$(51,216)	$3,563

(Loss) earnings per common share:
Basic	$(3.99)	$0.29
Diluted	$(3.99)	$0.28

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2008	$31,116	$129	$(1,743)	$115,111	$71,927	$1,248	$217,788
Net loss	-	-	-	-	(50,617)	-	(50,617)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	457	457
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(202)	(202)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(40)	(40)
Total comprehensive loss							(50,402)
Cash dividends paid on common shares, $0.0525 per share	-	-	-	-	(674)	-	(674)
Dividends paid on preferred stock	-	-	-	-	(272)	-	(272)
Preferred stock amortization of discount and issuance cost	100	-	-	(115)	(100)	-	(115)
Issuance under equity compensation plans, net, 31,974 shares	-	-	-	345	-	-	345
Share-based compensation	-	-	-	552	-	-	552
Excess tax expense on additional share-based compensation
in connection with acquisition of Clayco Banc Corporation	-	-	-	(364)	-	-	(364)
Excess tax benefit related to equity compensation plans	-	-	-	27	-	-	27
Balance March 31, 2009	$31,216	$129	$(1,743)	$115,555	$20,264	$1,463	$166,884

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
Net (loss) income	$(50,617)	$3,563
Other comprehensive income:
Unrealized gain on investment securities
arising during the period, net of tax	457	918
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	(202)	-
Reclassification of cash flow hedge, net of tax	(40)	-
Total other comprehensive income	215	918
Total comprehensive (loss) income	$(50,402)	$4,481

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(50,617)	$3,563
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	801	655
Provision for loan losses	15,100	2,325
Deferred income taxes	(5,535)	(327)
Net amortization (accretion) of debt securities	154	62
Amortization of intangible assets	277	385
Gain on sale of investment securities	(316)	-
Mortgage loans originated	(29,922)	(22,183)
Proceeds from mortgage loans sold	29,678	22,120
(Gain) loss on sale of other real estate	(59)	9
Loss (gain) on state tax credits, net	46	(1,012)
Excess tax expense on additional share-based compensation from acquisition of Clayco	(364)	-
Excess tax benefits of share-based compensation	(27)	(195)
Share-based compensation	650	453
Gain on sale of branches/charter	-	(579)
Goodwill impairment charge	45,377	-
Changes in:
Accrued interest receivable and income tax receivable	4,080	(131)
Accrued interest payable and other liabilities	(1,211)	(648)
Other, net	2,248	(1,134)
Net cash provided by operating activities	10,360	3,363

Cash flows from investing activities:
Cash paid in sale of branch/charter, net of cash and cash equivalents received	-	(6,164)
Net decrease (increase) in loans	5,770	(92,223)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	25,420	17,298
State tax credits held for sale	570	490
Other real estate	1,223	612
Loans previously charged off	87	153
Payments for the purchase/origination of:
Available for sale debt and equity securities	(40,319)	(49,387)
Limited partnership interests	(284)	(683)
State tax credits held for sale	(6,583)	(4,191)
Fixed assets	(194)	(3,325)
Net cash used in investing activities	(14,310)	(137,420)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(8,912)	(45,683)
Net (decrease) increase in interest-bearing deposit accounts	(38,313)	58,737
Proceeds from Federal Home Loan Bank advances	-	320,326
Repayments of Federal Home Loan Bank advances	(18)	(318,822)
Net proceeds from federal funds purchased	55,000	-
Net increase in other borrowings	5,007	33,378
Proceeds from notes payable	-	3,450
Cash dividends paid on common stock	(674)	(657)
Excess tax expense on additional share-based compensation from acquisition of Clayco	364	-
Excess tax benefits of share-based compensation	27	195
Dividends paid on preferred stock	(272)	-
Preferred stock issuance cost	(115)	-
Proceeds from the exercise of common stock options	247	981
Net cash provided by financing activities	12,341	51,905
Net increase (decrease) in cash and cash equivalents	8,391	(82,152)
Cash and cash equivalents, beginning of period	42,646	153,649
Cash and cash equivalents, end of period	$51,037	$71,497
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,431	$14,513
Income taxes	78	554
Noncash transactions:
Transfer to other real estate owned in settlement of loans	978	5,468

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
Notes to Consolidated Unaudited Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise”). Enterprise also operates a loan production office in Phoenix, Arizona. In addition, the Company owns 100% of Millennium Brokerage Group, LLC (“Millennium”). Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations from fourteen offices serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states. On July 31, 2008, the Company sold its remaining interests in Great American Bank (“Great American”). See Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information.

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

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141(R), Business Combinations — a replacement of FASB No. 141 (“FASB 141R”). FASB 141R replaces FASB 141, Business Combination (“FASB 141”) and applies to all transaction and other events in which one entity obtains control over one or more other businesses. FASB 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under FASB 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. FASB 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under FASB 141. Under FASB 141R, the requirements of FASB 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB 5, Accounting for Contingencies. FASB 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued FASB No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“FASB 160”). FASB 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to FASB 160, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of FASB 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FASB 160 is effective for fiscal years beginning after December 15, 2008. As of March 31, 2009, the Company had no noncontrolling interests. FASB 160 will impact consolidated financial statements if noncontrolling interests are acquired in the future.

On January 1, 2009, the Company adopted FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“FASB 161”). FASB 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures required under FASB 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FASB 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB 161 also requires several added quantitative disclosures in financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No.157,” which delayed application of FASB 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. As a result, the Company adopted FSP FAS 157-2 on January 1, 2009.

In response to constituent feedback and financial statement user demand, in April 2009, the FASB issued three FASB Staff Positions (FSP) that address areas of accounting guidance that have received considerable scrutiny as global financial markets have struggled. The FSPs are: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”

  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP addresses concerns that FASB 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP FAS 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The objectives of fair value measurement under Statement 157 have not changed.

FSP FAS 157-4 requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods.

  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FSP 115-2 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings.

FSP 115-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. In assessing whether the entire cost basis of the security will be recovered, a comparison must be made of the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. In addition, if it is more likely than not the entity will be required to sell the security before recovery of its cost basis, an other-than-temporary impairment is deemed to have occurred.

FSP 115-2 changes the presentation and amount of the other-than-temporary impairment recognized in the statement of earnings. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to credit issues in the debt security and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit issues is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP also expands and increases the frequency of certain existing disclosures related to other-than-temporary impairments.

FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 (see above) and FSP FAS 115-2/FAS 124-2 must be adopted at the same time. The Company does not expect that the adoption of FSP FAS 115-2/FAS 124-2 will have a material impact on our financial condition or results of operations.

  FSP FAS 107-1 and ABP 28, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”) which amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS 107-1 will have on its future consolidated financial statements.

In September 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The guidance applies to the calculation of earnings per share under FASB No. 128, Earnings per Share, for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, according to the FSP, and should be included when computing earnings per share following the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008, and interim periods within those years. FSP EITF 03-6-1 does not apply to the Company since our unvested share-based payment awards do not carry dividend rights until vesting.

NOTE 2—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method for convertible securities related to an issuance of trust preferred securities. The following table presents a summary of per share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2009	2008
Net (loss) income, as reported	$(50,617)	$3,563
Preferred stock dividend	(438)	-
Amortization of preferred stock discount	(161)	-
Net (loss) income available to common shareholders	$(51,216)	$3,563

Weighted average common shares outstanding	12,828	12,441
Additional dilutive common stock equivalents	6	234
Diluted common shares outstanding	12,834	12,675

Basic (loss) earnings per common share	$(3.99)	$0.29
Diluted (loss) earnings per common share	$(3.99)	$0.28

For the three months ended March 31, 2009 and 2008, there were weighted average common stock equivalents of approximately 2.4 million and 342,000, respectively, which were excluded from the per share calculations because their effect was anti-dilutive. In addition, at March 31, 2009, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the earnings per share calculation because their effect was also anti-dilutive.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

FASB 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired. Historically the Banking reporting unit has been tested for goodwill impairment at December 31 and the Millennium reporting unit goodwill tested at September 30. The market price of the Company’s common stock has declined from an average closing price of $15.55 during the fourth quarter of 2008 to $11.03 during the first quarter of 2009, a 29% decrease. The closing market value of the Company’s common stock on March 31, 2009 was $9.76. As a result of the Company’s market capitalization being significantly less than total stockholders’ equity at March 31, 2009, an interim goodwill impairment valuation analysis was performed on the Banking reporting unit.

The evaluation identified impairment and as a result, the Company recorded an impairment charge of $45.4 million, which eliminated all goodwill at the Banking reporting unit. The Company also tested the Banking reporting unit core deposit intangible assets for impairment in conformity with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Asset. Based on the testing, the Company determined that the core deposit intangible assets were not impaired. The goodwill impairment charge did not affect the Company’s regulatory capital or cash flow.

There were no events or circumstances that required an interim impairment test for the Millennium reporting unit for the quarter ended March 31, 2009.

The table below summarizes the changes to goodwill for the periods presented.

	Reporting Unit
(in thousands)	Millennium	Bank	Total
Balance at December 31, 2008	$3,134	$45,378	$48,512
Goodwill impairment related to Banking segment	-	(45,378)	(45,378)
Balance at March 31, 2009	$3,134	$0	$3,134

The table below summarizes the changes to intangible asset balances. Customer and trade name intangibles are related to the Millennium reporting unit and Core deposit intangibles are related to the Banking reporting unit.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2008	$1,379	$2,125	$3,504
Amortization expense	(149)	(128)	(277)
Balance at March 31, 2009	$1,230	$1,997	$3,227

The following table reflects the expected amortization schedule for the customer, trade name and core deposit.

Year	Amount
Remaining 2009	$800
2010	1,015
2011	371
2012	309
2013	247
After 2013	485
$3,227

NOTE 4—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2009, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
(in thousands)	2009	2008
Commitments to extend credit	$516,502	$555,361
Standby letters of credit	32,010	33,875

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2009 and December 31, 2008, approximately $112.0 million and $131.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by each bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by Enterprise to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at March 31, 2009.

NOTE 5—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2009, the Company adopted FASB 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, which increased required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. The Company is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients and as part of its risk management activities.

These instruments include interest rate swaps and option contracts. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company enters into interest rate swap contracts on behalf of its clients and also utilizes such contracts to reduce or eliminate the exposure to changes in the cash flows or value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts consist of caps and provide for the transfer or reduction of interest rate risk in exchange for a fee. In November 2008, the Company entered into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting in accordance with FASB No. 133. At March 31, 2009, the Company did not have any derivatives designated as cash flow or fair value hedges under FASB 133.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. We monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At March 31, 2009 and December 31, 2008, Enterprise had pledged cash of $1.5 million and $470,000, respectively, as collateral in connection with interest rate swap agreements.

Risk Management Instruments.

Economic hedge of state tax credits. In November 2008, the Company entered into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. The Company paid $2.1 million at inception of the contracts. The caps have performed generally as expected on a life-to-date basis, but did not offset the fair value of the state tax credits during the first quarter period. See Note 7—Fair Value Measurements for further discussion of the fair value of the state tax credits.

  Economic hedge of prime based loans. The Company had two interest rate swaps with notional values of $40.0 million each which economically hedged changes in cash flows of a pool of prime based loans. Those derivatives were terminated in February 2009, and the Company recognized a loss of $530,000 upon termination. The loss was included in Miscellaneous loss in the consolidated statement of operations. The derivatives had previously been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At March 31, 2009, the amount remaining in Accumulated other comprehensive income was $378,000, and $62,000 was reclassified into Miscellaneous income during the quarter ended March 31, 2009. The Company expects to reclassify $248,000 of remaining derivative gains from Accumulated other comprehensive income to earnings over the next twelve months.

The table below summarizes the notional amount and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate option contracts	$188,050	$188,050	$460	$544	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of income for the three months ended March 31, 2009 and 2008.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Income on
	Recognized in Income on	Derivative
(in thousands)	Derivative	2009	2008
Non-designated hedging instruments
Interest rate option contracts	State tax credit activity, net	$(84)	$-
Interest rate swap contracts	Miscellaneous (loss) income	$(468)	$-

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amount and fair values of the client-related derivative instruments.

			Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate swap contracts	$31,179	$17,429	$183	$-	$1,598	$1,467

Changes in the fair value of client-related derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2009 and 2008.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Income on
	Recognized in Income on	Derivative
(in thousands)	Derivative	2009	2008
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(177)	$(6)

NOTE 6—SHARE-BASED COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no stock options granted in the three months ended March 31, 2009. The share-based compensation expense charged against income was $650,000 and $453,000 for the three months ended March 31, 2009 and 2008, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At March 31, 2009, there was $39,000 and $2.7 million of total unrecognized compensation costs related to stock options and SSAR’s, respectively, which is expected to be recognized over a weighted average period of 1.5 and 3.4 years, respectively. Following is a summary of the employee stock option and SSAR activity for the first three months of 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2008	827,471	$17.03
Granted	-	-
Exercised	(1,500)	10.00
Forfeited	(13,083)	23.08
Outstanding at March 31, 2009	812,888	$16.95	6.2 years	$-
Exercisable at March 31, 2009	481,792	$14.25	4.3 years	$-
Vested and expected to vest at March 31, 2009	750,874	$16.36	6.2 years	$-

Restricted Stock Units (“RSU”)
At March 31, 2009, there was $2.7 million of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 2.8 years. A summary of the Company's restricted stock unit activity for the first three months of 2009 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	150,463	$22.89
Granted	-	-
Vested	(5)	22.63
Forfeited	(8,673)	24.30
Outstanding at March 31, 2009	141,785	$22.80

Stock Plan for Non-Management Directors
The Company recognized $98,000 and $95,000 of stock-based compensation expense for the directors for the three months ended March 31, 2009 and 2008, respectively. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. Pursuant to this plan, the Company issued 8,007 and 4,356 shares in the first three months of 2009 and 2008, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2009 or 2008. Following is a summary of the Moneta stock option activity for the first three months of 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2008	91,001	$13.55
Granted	-	-
Exercised	(22,462)	10.33
Forfeited	(270)	10.33
Outstanding at March 31, 2009	68,269	$14.62	1.4 years	$-
Exercisable at March 31, 2009	68,269	$14.62	1.4 years	$-

NOTE 7—FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB 157, Fair Value Measurements, for financial assets and financial liabilities. FASB 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, the Company adopted FASB 157 for non-financial assets and non-financial liabilities on January 1, 2009.

State tax credits held for sale. Pursuant to the provisions of FASB 159, the Company elected not to account for state tax credits purchased in the first quarter of 2009 at fair value. Of the $43.5 million of state tax credits, held for sale, on the consolidated balance sheet at March 31, 2009, approximately $36.9 million were accounted for at fair value. The remaining $6.6 million of state tax credits were accounted for at cost. The Company elected not to account for the newly purchased state tax credits at fair value in order to limit the volatility of the fair value changes in our consolidated statements of income.

The fair value of the state tax credits decreased by $533,000 in the first quarter of 2009 compared to a $903,000 increase in the first quarter of 2008. These fair value changes are included in State tax credit activity, net in the consolidated statements of income.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Securities available for sale	$-	$111,735	$-	$111,735
State tax credits held for sale	-	-	36,891	36,891
Derivative financial instruments	-	643	-	643
Portfolio loans	-	18,490	-	18,490
Total assets	$-	$130,868	$36,891	$167,759

Liabilities
Derivative financial instruments	$-	$1,598	$-	$1,598
Total liabilities	$-	$1,598	$-	$1,598

The following table presents the changes in Level 3 financial instruments measured at fair value as of March 31, 2009.

State tax credits
(in thousands)	held for sale
Balance at December 31, 2008	$39,142
Total gains or losses (realized and unrealized):
Included in earnings	37
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(2,289)
Transfer in and/or out of Level 3	-
Balance at March 31, 2009	$36,891

Change in unrealized gains or losses relating to
assets still held at the reporting date	$(533)

The following table presents financial instruments measured at fair value on a non-recurring basis as of March 31, 2009.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs	Total Gains
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Loans held for sale	$-	$-	$-	$-	$-
Impaired loans	19,699	-	19,699	-	(6,884)
Other real estate	4,508	-	4,508	-	(608)
Long-lived assets held and used	-	-	-	-	-
Goodwill	-	-	-	-	(45,377)
Total	$24,207	$-	$24,207	$-	$(52,870)

NOTE 8—SEGMENT REPORTING

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

The Wealth Management segment includes the Trust division of Enterprise, the state tax credit brokerage activities, and Millennium. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s wealth management segment and banking lines of business. Millennium operates life insurance advisory and brokerage operations serving life agents, banks, CPA firms, property & casualty groups, and financial advisors in 49 states.

The Corporate segment’s principal activities include the direct ownership of the Company’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal source of liquidity is dividends from its subsidiaries and stock option exercises.

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At March 31, 2009
Loans, less unearned loan fees	$1,963,975	$-	$-	$1,963,975
Goodwill	-	3,134	-	3,134
Intangibles, net	1,997	1,230	-	3,227
Deposits	1,768,419	-	(22,860)	1,745,559
Borrowings	188,665	39,941	82,581	311,187
Total assets	2,159,425	53,073	18,205	2,230,703

	At December 31, 2008
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,977,175	$-	$-	$1,977,175
Goodwill	45,378	3,134	-	48,512
Intangibles, net	2,126	1,378	-	3,504
Deposits	1,818,514	-	(25,730)	1,792,784
Borrowings	133,540	35,077	82,581	251,198
Total assets	2,204,341	48,775	17,058	2,270,174

Income Statement Information	Three months ended March 31, 2009
Net interest income (expense)	$18,345	$(247)	$(1,247)	$16,851
Provision for loan losses	15,100	-	-	15,100
Noninterest income	1,671	3,225	-	4,896
Noninterest expense	9,808	3,256	1,066	14,130
Goodwill impairment	45,377	-	-	45,377
Income (loss) before income tax expense	(50,269)	(278)	(2,313)	(52,860)
Income tax expense (benefit)	(1,202)	(83)	(958)	(2,243)
Net loss	$(49,067)	$(195)	$(1,355)	$(50,617)

	Three months ended March 31, 2008
Net interest income (expense)	$17,300	$(211)	$(952)	$16,137
Provision for loan losses	2,325	-	-	2,325
Noninterest income	1,775	3,595	168	5,538
Noninterest expense	9,866	3,074	892	13,832
Income (loss) before income tax expense	6,884	310	(1,676)	5,518
Income tax expense (benefit)	2,556	113	(714)	1,955
Net income (loss)	$4,328	$197	$(962)	$3,563

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2009 compared to the financial condition as of December 31, 2008. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2009 compared to the same periods in 2008. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2008.

Operating Results
For the three months ended March 31, 2009, the Company reported a net loss of $50.6 million, or $3.99 per common diluted share, compared to net income of $3.6 million, or $0.28 per share in the first quarter of 2008. The net loss was attributable to a $45.4 million non-cash accounting charge to eliminate goodwill related to our Banking reporting unit and loan loss provision totaling $15.1 million in the first quarter of 2009 compared to $2.3 million in the same quarter of 2008.

The goodwill impairment charge is a non-cash accounting adjustment that does not reduce the Company’s regulatory or tangible capital position, liquidity or cash flow and does not impact the Company’s operations. The goodwill impairment charge was primarily driven by the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization in the first quarter of 2009. See Note 3 – Goodwill and Intangible Assets for more information.

On a pre-tax, pre-provision basis, absent the goodwill impairment charge, the Company’s operating earnings for the quarter were $7.6 million. This represents a 5% increase in operating earnings over the first quarter of 2008. We are presenting operating earnings and loss figures, which are not financial measures as defined under U.S. GAAP, because we believe adjusting our results to exclude loan loss provision expenses and extraordinary gains or losses provides shareholders with a more comparable basis for evaluating our period-to-period operating results and financial performance. Below is a reconciliation of U.S. GAAP net (loss) income to operating (loss) earnings for the current quarter along with last quarter and one year ago quarter.

	For the Quarters Ended
	Mar 31,	Dec 31,	Mar 31,
(All amounts, in thousands)	2009	2008	2008
U.S. GAAP (loss) income before income tax expense	$(52,860)	$(7,092)	$5,518
Impairment charges	45,377	3,300	-
Sale of Kansas City nonstrategic branches/charter	-	-	(579)
Employee retention agreement	-	875	-
Operating (loss) earnings before income taxes	(7,483)	(2,917)	4,939
Provision for loan losses	15,100	14,125	2,325
Operating earnings before income taxes and provision for loan losses	$7,617	$11,208	$7,264

We are concentrating our resources on growing our core banking and wealth management businesses and aggressively managing asset quality through this credit cycle. The additional capital raised during the fourth quarter of 2008 bolstered our already well-capitalized position.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 8 – Segment Reporting.

Banking Segment

  Loan growth – At March 31, 2009, portfolio loans were $1.96 billion, an increase of $283.0 million, or 14%, from March 31, 2008. Portfolio loans decreased by $13.0 million from December 31, 2008 as payoffs, paydowns and net charge-offs slightly exceeded loan fundings. Through March 2009, the Phoenix loan production office has generated approximately $25.0 million of commercial and industrial and commercial real estate loans. Enterprise has continued its lending activities since the issuance of preferred stock to the U.S. Treasury on December 19, 2008. From the close of business December 18, 2008 through March 31, 2009, Enterprise funded over $66.0 million in new loans and advanced another $90.0 million on existing loans.

  Deposit growth – Total deposits were $1.75 billion at March 31, 2009, an increase of $155.0 million, or 10%, from March 31, 2008. Total deposits declined $47.0 million, or 3%, from December 31, 2008. Excluding brokered certificates of deposit, “core” deposits grew $43.0 million, or 3%, from a year ago, and $31.0 million, or 2%, during the quarter. Core deposits typically decline in the first quarter, but a promotional deposit campaign generated approximately $112.0 million in new funds. Core deposits include certificates of deposit sold to clients through the CDARS program. As of March 31, 2009, Enterprise had $98.0 million of reciprocal CDARS deposits outstanding compared to $60.0 million at December 31, 2008. Most of the increase represents new deposits.

  Brokered deposits declined $78.0 million from December 31, 2008 which contributed to the decline in total deposits for the quarter. For the first quarter of 2009, brokered certificates of deposit represented 18% of total deposits on average. For the quarter ended December 31, 2008, brokered deposits represented 19% of total deposits on average and 8% for the first quarter of 2008. Non-interest bearing demand deposits represented 14% of total deposits at March 31, 2009 and December 31, 2008, compared to 15% of total deposits at March 31, 2008. We have adjusted our incentive programs to focus our associates on deposit gathering efforts and will be aggressively managing deposit rates to achieve this objective.

  Asset quality – Loan loss provision for the quarter was $15.1 million compared to $2.3 million in the same period a year ago. The increase was driven by higher levels of nonperforming loans, declining real estate values on collateral for certain impaired credits and adverse risk rating changes on performing loans. Our goal with respect to the loan loss provision is to strengthen the balance sheet, to stay ahead of the credit cycle and to continue to be conservative with respect to how we deal with risk. See Provision for Loan Losses and Nonperforming Assets below for more information.

Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $3.2 million in the first quarter of 2009, a decrease of $370,000, or 10%, from the same quarter of 2008.

  Trust revenues – Revenues in the first quarter of 2009 from the Trust division decreased $284,000, or 19%, from the same quarter of 2008. Declines in the overall financial markets continue to drive the revenue decrease. Trust assets under administration were $1.1 billion at March 31, 2009 compared to $1.2 billion at December 31, 2008 and $1.6 billion one year ago.

  State tax credit brokerage activities – For the first quarter of 2009, we recorded a $46,000 loss on state tax credit activity compared to a $1.0 million gain in the first quarter of 2008. Gains of $570,000 from the sale of state tax credits to clients were more than offset by a $533,000 negative fair value adjustment on the tax credit assets and an $84,000 negative fair value adjustment on the interest rate caps used to economically hedge the tax credits. See Note 5 – Derivatives Instruments and Hedging Activities above for more information. For more detailed information on the fair value treatment of the state tax credits, see Note 19 – Fair Value Measurements in our Annual Report on Form 10-K for the year ended December 31, 2008.

  Millennium – Millennium revenues increased $972,000, or 89%, in the first quarter of 2009 compared to the same period last year. The increase was due to the successful sale of several large insurance cases. For the full year of 2009, we expect Millennium earnings before taxes and amortization to be comparable to 2008. While market conditions remain difficult, we continue to examine strategic alternatives for Millennium.

Net Interest Income
In response to federal funds (“fed funds”) rate decreases in 2008, which in turn lowered the prime rate earned on many of our loans, we continue to look for opportunities to reduce the cost of our short-term and maturing funding, while maintaining a competitive position within our market. The Enterprise prime rate remained at 4.00% during the first quarter, and we continued to incorporate floors and increase spreads on our new and renewing loans. In order to increase liquidity, we raised $93.1 million in time deposits and $19.1 million in money market deposits through an aggressively priced deposit campaign during the first quarter and reduced brokered deposit balances and other short term borrowings. We expect that increases in the fed funds rate will initially have a negative impact on net interest income because the Enterprise prime rate is set higher than the market prime rate and will not increase with the cost of liabilities.

Net interest income (on a tax-equivalent basis) was $17.2 million for the three months ended March 31, 2009 compared to $16.4 million for the same period of 2008, an increase of $0.8 million, or 5%. Total interest income decreased $2.8 million offset by a decrease in total interest expense of $3.6 million.

Average interest-earning assets increased $295.2 million, or 16%, to $2.106 billion for the quarter ended March 31, 2009 compared to $1.810 billion for the quarter ended March 31, 2008. Loans accounted for the majority of the growth, increasing by $294.8 million, or 17% to $1.984 billion. Interest income on loans increased $4.6 million from growth, but was offset by a decrease of $7.4 million due to the impact of lower rates, for a net decrease of $2.8 million versus first quarter of 2008.

For the quarter ended March 31, 2009, average interest-bearing liabilities increased $255.5 million, or 16%, to $1.822 billion compared to $1.567 billion for the quarter ended March 31, 2008. The growth in interest-bearing liabilities resulted from a $190.3 million increase in net brokered certificates of deposit, a $28.3 million increase in subordinated debentures, and a $50.1 million increase in borrowed funds including FHLB advances and federal funds purchased, offset by a decrease of $13.2 million in core deposits. This included approximately $30.0 million in deposits included with the sale of the De Soto, Kansas branch in the third quarter of 2008. We experienced some normal seasonal deposit runoff of transaction accounts during the first quarter of 2009 which was offset by attracting new deposits through the previously mentioned deposit campaign. Due to the low borrowing rate (0.50%), we are continuing to utilize the Federal Reserve discount window to meet funding shortfalls. For the first quarter of 2009, interest expense on interest-bearing liabilities increased $2.8 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $6.4 million versus first quarter of 2008, for a net decrease of $3.6 million.

The tax-equivalent net interest rate margin was 3.32% for the first quarter of 2009 compared to 3.63% for same period of 2008. The decline in the margin was due to sharply falling interest rates, increased levels of nonperforming assets, and higher levels of more expensive wholesale funding to support loan growth. Higher average levels of nonperforming loans reduced the net interest rate margin by 0.14% in the first quarter of 2009 compared to a reduction of 0.04% in the first quarter of 2008. The net interest margin was five basis points lower than in the fourth quarter of 2008. The margin is stabilizing as a result of improved loan pricing that is largely offsetting the effects of higher nonperforming assets and interest costs associated with the recent deposit campaign.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

The loans and deposits associated with the DeSoto branch of Great American are included for 2008.

	Three months ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,939,794	$25,496	5.33%	$1,664,086	$28,494	6.89%
Tax-exempt loans (2)	44,394	991	9.05	25,314	599	9.52
Total loans	1,984,188	26,487	5.41	1,689,400	29,093	6.93
Taxable investments in debt and equity securities	107,447	1,172	4.42	98,516	1,183	4.83
Non-taxable investments in debt and equity
securities (2)	734	12	6.63	922	14	6.11
Short-term investments	13,230	21	0.64	21,546	178	3.32
Total securities and short-term investments	121,411	1,205	4.03	120,984	1,375	4.57
Total interest-earning assets	2,105,599	27,692	5.33	1,810,384	30,468	6.77
Non-interest-earning assets:
Cash and due from banks	33,852			41,715
Other assets	169,424			144,675
Allowance for loan losses	(33,679)			(22,184)
Total assets	$2,275,196			$1,974,590

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$118,729	$171	0.58%	$126,366	$576	1.83%
Money market accounts	642,702	1,511	0.95	692,917	4,837	2.81
Savings	9,100	9	0.40	10,302	22	0.86
Certificates of deposit	719,145	6,145	3.47	482,896	5,851	4.87
Total interest-bearing deposits	1,489,676	7,836	2.13	1,312,481	11,286	3.46
Subordinated debentures	85,081	1,349	6.43	56,807	948	6.71
Borrowed funds	247,629	1,290	2.11	197,575	1,875	3.82
	1,822,386	10,475	2.33	1,566,863	14,109	3.62
Noninterest bearing liabilities:
Demand deposits	226,615			217,677
Other liabilities	7,948			13,880
Total liabilities	2,056,949			1,798,420
Shareholders' equity	218,247			176,170
Total liabilities & shareholders' equity	$2,275,196			$1,974,590
Net interest income		$17,217			$16,359
Net interest spread			3.00%			3.15%
Net interest rate margin (3)			3.32			3.63

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $417,000 and $131,000 for the quarters ended March 31, 2009 and 2008, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $366,000 and $222,000 for the quarters ended March 31, 2009 and 2008, respectively.

(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2009 compared to 2008
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$4,135	$(7,133)	$(2,998)
Nontaxable loans (3)	423	(31)	392
Taxable investments in debt
and equity securities	97	(108)	(11)
Nontaxable investments in debt
and equity securities (3)	(3)	1	(2)
Short-term investments	(51)	(106)	(157)
Total interest-earning assets	$4,601	$(7,377)	$(2,776)

Interest paid on:
Interest-bearing transaction accounts	$(33)	$(372)	$(405)
Money market accounts	(329)	(2,997)	(3,326)
Savings	(3)	(10)	(13)
Certificates of deposit	2,293	(1,999)	294
Subordinated debentures	442	(41)	401
Borrowed funds	389	(974)	(585)
Total interest-bearing liabilities	2,759	(6,393)	(3,634)
Net interest income	$1,842	$(984)	$858

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses and Nonperforming Assets
The provision for loan losses in the first quarter of 2009 was $15.1 million compared to $2.3 million in the same quarter of 2008. The increase in the provision for loan losses from the prior year first quarter was due to higher nonperforming loan levels, declining real estate values on certain impaired credits, and adverse risk rating changes on performing loans. The Company actively monitors its loan portfolio to identify problem loans and assign appropriate risk ratings. The allowance for loan losses as a percentage of total loans was 2.02% at March 31, 2009 compared to 1.58% at December 31, 2008 and 1.29% at March 31, 2008. Management believes that the allowance for loan losses is adequate.

For the first quarter of 2009, the Company recorded net charge-offs of $6.8 million, or 1.39%, of average portfolio loans on an annualized basis, compared to $8.5 million, or 1.73%, for the fourth quarter of 2008 and $1.7 million, or 0.40%, for the first quarter of 2008. The charge-offs in the first quarter of 2009 were largely comprised of further deterioration in the fair value of existing commercial real estate impaired loans and a $1.9 million loss on a commercial and industrial business that failed. We are charging off larger dollar amounts on a relatively small number of credits. All first quarter charge-offs were identified at December 31, 2008 as impaired loans.

At March 31, 2009, nonperforming loans were $50.5 million, or 2.57%, of total loans. This compares to $29.7 million, or 1.50%, at December 31, 2008 and $9.3 million, or 0.54%, at March 31, 2008. Of the $21.0 million increase in the quarter, $13.0 million relates to commercial ground where development activity has slowed. The $50.5 million balance is comprised of 38 relationships with the largest being a $7.0 million loan secured by a medical office building. Approximately two-thirds of the nonperforming loans are located in the Kansas City market. Because Kansas is a judicial foreclosure state, all foreclosures must be processed through the Kansas state courts. Until the court confirms that the nonperforming loan is in default, we can take no action against the borrower or foreclose on the property. Due to this process, it takes approximately one year for us to foreclose on Kansas-based nonperforming loans.

Nonperforming loans by industry segment were:

	March 31, 2009	December 31, 2008
Commercial Real Estate	$29.2	$16.1
Residential Construction/Land Acquisition
and Development	16.9	11.8
Commercial and Industrial	4.4	1.7
Other	-	0.1
	$50.5	$29.7

Other real estate was $13.3 million at March 31, 2009 compared to $13.9 million at December 31, 2008 and $7.7 million at March 31, 2008. The decline of $600,000 from December 31 consists of: sales of $1.1 million of Other real estate at a net gain of $59,000, new foreclosures of $1.0 million on one Kansas City residential builder and fair value declines in six residential properties. The decline in fair value on these properties was recorded to Other expenses in the consolidated statement of operations. Residential lots and completed homes represented 89% of the Other real estate at March 31, 2009. All Other real estate properties are located in the St. Louis and Kansas City markets.

As noted over the past several quarters, we expect nonperforming asset levels to remain elevated. Our nonperforming credits continue to be concentrated in residential and commercial real estate segments and those areas remain stressed with persistent downward pressure on valuations. We continue to monitor our loan portfolio for signs of credit weakness in segments other than real estate. Thus far, our commercial and industrial portfolio has held up in this recession. We have no significant nonperforming assets or past dues in this sector. We are encouraged by early signs of increased residential sales activity, as the extraordinarily low interest rates are starting to attract buyers back into the market.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2009	2008
Allowance at beginning of period	$31,309	$21,593
Loans charged off:
Commercial and industrial	2,188	33
Real estate:
Commercial	2,034	335
Construction	1,783	458
Residential	861	960
Consumer and other	18	80
Total loans charged off	6,884	1,866
Recoveries of loans previously charged off:
Commercial and industrial	4	24
Real estate:
Commercial	43	-
Construction	1	125
Residential	37	43
Consumer and other	2	5
Total recoveries of loans	87	197
Net loan chargeoffs	6,797	1,669
Provision for loan losses	15,100	2,325

Allowance at end of period	$39,612	$22,249

Average loans	$1,984,188	$1,689,400
Total portfolio loans	1,963,975	1,726,455
Nonperforming loans	50,458	9,307

Net chargeoffs to average loans (annualized)	1.39%	0.40%
Allowance for loan losses to loans	2.02	1.29

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	March 31	December 31
(in thousands)	2009	2008
Non-accrual loans	$50,458	$29,662
Loans past due 90 days or more
and still accruing interest	-	-
Restructured loans	-	-
Total nonperforming loans	50,458	29,662
Foreclosed property	13,251	13,868
Total nonperforming assets	$63,709	$43,530

Total assets	$2,230,703	$2,270,174
Total loans	1,963,975	1,977,175
Total loans plus foreclosed property	1,977,226	1,991,043

Nonperforming loans to total loans	2.57%	1.50%
Nonperforming assets to total loans plus
foreclosed property	3.22	2.19
Nonperforming assets to total assets	2.86	1.92

Allowance for loan losses to nonperforming loans	79.00%	106.00%

Noninterest Income
Noninterest income decreased $642,000 or 12.0%, from the first quarter of 2008 compared to the first quarter of 2009. The first quarter of 2008 included a $579,000 pre-tax gain on the sale of the Liberty branch. Excluding this non-recurring gain, noninterest income declined only $63,000, or 1.2% from the first quarter of 2008.

Wealth Management revenue increased $688,000, or 27%, from the first quarter of 2008. The increase consisted of:

  Millennium revenue increases of $972,000, or 89%, from the first quarter of 2008 due to successful closings of several large insurance cases; and

  Trust division revenues decreased $284,000, or 19%, primarily due to declining market value of assets under management.

Increases on Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges earned.

Through March 31, 2009 we sold $1.1 million of Other real estate for a net gain of $59,000.

For the first quarter of 2009, we recorded a $46,000 loss on state tax credit activity compared to a $1.0 million gain in the first quarter of 2008. Gains of $570,000 from the sale of state tax credits to clients were more than offset by a $533,000 negative fair value adjustment on the tax credit assets and an $84,000 negative fair value adjustment on the interest rate caps used to economically hedge the tax credits.

Given the anticipated acceleration in prepayments on mortgage-backed securities and resultant loss in fair value, the Company elected to sell certain securities and generated a pre-tax gain of $316,000 in the first quarter 2009.

The decrease in miscellaneous income included a $530,000 loss on two interest rate swaps that were terminated in first quarter 2009.

Noninterest Expense
Noninterest expenses were $59.5 million in the first quarter of 2009, an increase of $45.6 million from first quarter 2008. This increase is mainly due to a $45.4 million goodwill impairment charge related to the banking segment. Excluding the goodwill impairment charge, noninterest expenses were $14.1 million in the first quarter of 2009, an increase of $298,000, or 2.0%, from the same quarter in 2008. Excluding the goodwill impairment charge, the efficiency ratio was 65.0% in first quarter of 2009 compared to 63.8% in first quarter of 2008. Including the goodwill impairment charge, the efficiency ratio in the first quarter of 2009 was 273.6%.

Salaries and benefits decreased $1.3 million, or 15%, from the first quarter of 2008 due to staff reductions and reduced incentive compensation.

Increases in Occupancy were primarily due to expenses related to our Maryland Walk location which was occupied in the fourth quarter of 2008.

Meals and entertainment decreased due to less travel and controlled customer-related entertainment expenses.

Amortization of intangibles decreased $108,000 due to a lower carrying value on the customer related intangible that resulted from an impairment charge of $500,000 in fourth quarter 2008.

The increase in Other noninterest expense includes $375,000 for FDIC insurance premiums resulting from the FDIC’s newly implemented rate structure, a $785,000 increase in expenses related to nonperforming loans and Other real estate and $318,000 for a legal settlement.

Income Taxes
For the three months ended March 31, 2009, the provision for income taxes was a $2.2 million tax benefit compared to $2.0 million tax expense for the same period in 2008. The combined federal and state effective income tax rates were 4.2% in the first quarter of 2009 versus 35.4% a year ago. Our income tax provision in the first quarter of 2009 reflects the impact of the $45.4 million goodwill impairment charge, which is not tax deductible.

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. Excluding the goodwill impairment charge, we estimate that our effective tax rate would have been 30.0% in the first quarter of 2009 compared to 35.4% in the corresponding period a year ago. This year-over-year decrease is primarily due to the impact of additional federal tax credits. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

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

The Company’s liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, volatile liabilities as a percentage of long-term earning assets, and liquid assets plus availability on secured lines as a percentage of certain liabilities. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. Strong capital ratios, credit quality and core earnings are essential to retaining cost-effective access to the wholesale funding markets. Deterioration in any of these factors could have an impact on the Company’s ability to access these funding sources and, as a result, these factors are monitored on an ongoing basis as part of the liquidity management process.

While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor types, terms, funding markets, and instruments.

Parent Company liquidity
The parent Company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent Company’s primary funding sources to meet its liquidity requirements are dividends and other payments from subsidiaries and proceeds from the issuance of equity (i.e. stock option exercises).

In December 2008, the Company was approved by the U.S. Treasury for a $62.0 million Capital Purchase Program investment. At the same time, the Company had the opportunity to privately place a Convertible Trust Preferred Security offering. As a result, the Company decided to take advantage of both the private and public capital sources.

On December 12, 2008, we completed a private placement of $25.0 million in Convertible Trust Preferred Securities that qualify as Tier II regulatory capital until they would convert to EFSC common stock. On December 19, 2008, we received $35.0 million from the U.S. Treasury under the Capital Purchase Program.

As of December 31, 2008, $20.0 million of the capital funds were used to pay off the Company’s line of credit and term loan. Our line of credit with a major bank was closed during the first quarter of 2009. In December 2008, we also injected $18.0 million into Enterprise to support continued loan growth and bolster its capital ratios. Subject to other demands for cash, we expect to use the remaining capital funds to support continuing loan growth and strengthening our capital position as appropriate.

As of March 31, 2009, the Company had $85.1 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Management believes our current level of cash at the holding company of $21.6 million will be sufficient to meet all projected cash needs in 2009.

Enterprise liquidity
Enterprise is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Enterprise has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2009, Enterprise could borrow an additional $150.0 million from the FHLB of Des Moines under blanket loan pledges and an additional $279.3 million from the Federal Reserve Bank under pledged loan agreements. Enterprise has unsecured federal funds lines with five correspondent banks totaling $70.0 million.

Investment securities are an important tool to the Company’s liquidity objective. As of March 31, 2009, of the $111.7 million of the securities available for sale, $51.1 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining $60.6 million could be pledged or sold to enhance liquidity, if necessary.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of March 31, 2009, the Bank had $98.0 million of reciprocal CDARS deposits outstanding. In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At March 31, 2009, we had no outstanding “one-way buy” deposits.

Finally, because the bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At March 31, 2009, we had $257.0 million of brokered certificates of deposit outstanding compared to $336.0 million outstanding at December 31, 2008, a decrease of $79.0 million.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $516.5 million in unused loan commitments as of March 31, 2009. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliate to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of March 31, 2009 and December 31, 2008, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At March 31	At December 31
(Dollars in thousands)	2009	2008
Tier I capital to risk weighted assets	8.22%	8.89%
Total capital to risk weighted assets	12.75%	12.81%
Leverage ratio (Tier I capital to average assets)	7.60%	8.58%
Tangible common equity to tangible assets	5.64%	5.90%
Tier I capital	$172,781	$190,253
Total risk-based capital	$268,170	$273,978

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

See Note 1 – Summary of Significant Accounting Policies for more information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements. Management believes there have been no material changes to our critical accounting policies.

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

Interest rate simulations for March 31, 2009 demonstrate that the Company’s balance sheet remains relatively neutral to interest rate changes.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2009.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$20,801	$23,236	$20,730	$11,118	$5,358	$30,492	$111,735
Other investments	-	-	-	-		12,038	12,038
Interest-bearing deposits	5,852	-	-	-	-	-	5,852
Federal funds sold	3,310	-	-	-	-	-	3,310
Loans (1)	1,302,954	185,892	148,673	116,903	142,595	66,958	1,963,975
Loans held for sale	2,659	-	-	-	-	-	2,659
Total interest-earning assets	$1,335,576	$209,128	$169,403	$128,021	$147,953	$109,488	$2,099,569

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$760,133	$-	$-	$-	$-	$-	$760,133
Certificates of deposit	475,632	239,319	28,787	1,499	1,187	553	746,977
Subordinated debentures	32,064	10,310	14,433	-	28,274	-	85,081
Other borrowings	187,314	20,896	396	7,093	63	10,344	226,106
Total interest-bearing liabilities	$1,455,143	$270,525	$43,616	$8,592	$29,524	$10,897	$1,818,297

Interest-sensitivity GAP
GAP by period	$(119,567)	$(61,397)	$125,787	$119,429	$118,429	$98,591	$281,272
Cumulative GAP	$(119,567)	$(180,964)	$(55,177)	$64,252	$182,681	$281,272	$281,272
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.92	0.77	3.88	14.90	5.01	10.05	1.15
Cumulative GAP as of March 31, 2009	0.92	0.90	0.97	1.04	1.10	1.15	1.15

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 11, 2009.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/	Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/	Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer