Form 10-Q
period 2009-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2009-08-10
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

     Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-7 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes [   ]  No [X]

As of August 7, 2009, the Registrant had 12,833,777 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited	Audited
	At June 30,	At December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Cash and due from banks	$41,490	$25,626
Federal funds sold	4,252	2,637
Interest-bearing deposits	2,893	14,384
Total cash and cash equivalents	48,635	42,647
Securities available for sale	155,794	96,431
Other investments	13,515	11,884
Loans held for sale	2,004	2,632
Portfolio loans	1,905,340	1,977,175
Less: Allowance for loan losses	42,635	31,309
Portfolio loans, net	1,862,705	1,945,866
Other real estate	16,053	13,868
Fixed assets, net	23,872	25,158
Accrued interest receivable	7,369	7,557
State tax credits, held for sale, including $36,026 and $39,142
carried at fair value, respectively	42,609	39,142
Goodwill	3,134	48,512
Intangibles, net	2,955	3,504
Other assets	36,284	32,973
Total assets	$2,214,929	$2,270,174

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$238,139	$247,361
Interest-bearing transaction accounts	129,680	126,644
Money market accounts	610,226	702,886
Savings	9,460	7,826
Certificates of deposit:
$100k and over	456,596	520,197
Other	315,163	187,870
Total deposits	1,759,264	1,792,784
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	139,520	119,957
Other borrowings	55,474	46,160
Accrued interest payable	2,260	2,473
Other liabilities	7,106	5,931
Total liabilities	2,048,705	2,052,386

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	31,463	31,116
Common stock, $0.01 par value;
30,000,000 shares authorized; 12,909,777 and
12,876,981 shares issued, respectively	129	129
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	116,032	115,111
Retained earnings	19,292	71,927
Accumulated other comprehensive income	1,051	1,248
Total shareholders' equity	166,224	217,788

Total liabilities and shareholders' equity	$2,214,929	$2,270,174

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$26,463	$27,857	$52,590	$56,733
Interest on debt securities:
Taxable	1,202	1,213	2,317	2,288
Nontaxable	5	7	13	16
Interest on federal funds sold	1	18	1	179
Interest on interest-bearing deposits	14	24	34	42
Dividends on equity securities	73	164	129	273
Total interest income	27,758	29,283	55,084	59,531
Interest expense:
Interest-bearing transaction accounts	171	366	342	942
Money market accounts	1,512	3,286	3,023	8,123
Savings	9	14	18	36
Certificates of deposit:
$100 and over	3,925	4,263	8,380	8,380
Other	2,019	1,601	3,710	3,335
Subordinated debentures	1,312	799	2,661	1,747
Federal Home Loan Bank advances	1,187	1,817	2,318	3,529
Notes payable and other borrowings	125	335	283	497
Total interest expense	10,260	12,481	20,735	26,589
Net interest income	17,498	16,802	34,349	32,942
Provision for loan losses	8,000	3,200	23,100	5,525
Net interest income after provision for loan losses	9,498	13,602	11,249	27,417
Noninterest income:
Wealth Management revenue	2,249	2,682	5,520	5,266
Service charges on deposit accounts	1,249	1,202	2,544	2,139
Other service charges and fee income	250	230	472	501
Sale of branches/charter	-	(19)	-	560
Sale of other real estate	(2)	351	57	342
State tax credit activity, net	109	(29)	63	984
Sale of investment securities	636	73	952	73
Miscellaneous income (loss)	325	(46)	104	115
Total noninterest income	4,816	4,444	9,712	9,980
Noninterest expense:
Employee compensation and benefits	7,255	7,575	14,345	15,914
Occupancy	1,261	977	2,428	2,060
Furniture and equipment	359	355	723	719
Data processing	516	560	1,046	1,085
Meals and entertainment	400	385	649	706
Amortization of intangibles	273	369	550	754
Goodwill impairment charge	-	-	45,377	-
Other	5,254	2,502	9,707	5,318
Total noninterest expense	15,318	12,723	74,825	26,556

(Loss) income before income tax (benefit) expense	(1,004)	5,323	(53,864)	10,841
Income tax (benefit) expense	(1,390)	1,823	(3,633)	3,778
Net income (loss)	$386	$3,500	$(50,231)	$7,063

Net (loss) income available to common shareholders	$(216)	$3,500	$(51,432)	$7,063

(Loss) earnings per common share:
Basic	$(0.02)	$0.28	$(4.01)	$0.57
Diluted	$(0.02)	$0.27	$(4.01)	$0.56

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2008	$31,116	$129	$(1,743)	$115,111	$71,927	$1,248	$217,788
Net loss	-	-	-	-	(50,231)	-	(50,231)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	491	491
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(609)	(609)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(79)	(79)
Total comprehensive loss							(50,428)
Cash dividends paid on common shares, $0.105 per share	-	-	-	-	(1,348)	-	(1,348)
Dividends paid on preferred stock	-	-	-	-	(709)	-	(709)
Preferred stock amortization of discount and issuance cost	347	-	-	(130)	(347)	-	(130)
Issuance under equity compensation plans, net, 32,796 shares	-	-	-	352	-	-	352
Share-based compensation	-	-	-	1,036	-	-	1,036
Excess tax expense on additional share-based compensation
in connection with acquisition of Clayco Banc Corporation	-	-	-	(364)	-	-	(364)
Excess tax benefit related to equity compensation plans	-	-	-	27	-	-	27
Balance June 30, 2009	$31,463	$129	$(1,743)	$116,032	$19,292	$1,051	$166,224

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$386	$3,500	$(50,231)	$7,063
Other comprehensive income:
Unrealized gain (loss) on investment securities
arising during the period, net of tax	34	(934)	491	(16)
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	(407)	-	(609)	-
Reclassification of cash flow hedge, net of tax	(39)	(47)	(79)	(47)
Total other comprehensive loss	(412)	(981)	(197)	(63)
Total comprehensive (loss) income	$(26)	$2,519	$(50,428)	$7,000

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(50,231)	$7,063
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Depreciation	1,735	1,298
Provision for loan losses	23,100	5,525
Deferred income taxes	(5,767)	499
Net amortization of debt securities	379	200
Amortization of intangible assets	549	754
Gain on sale of investment securities	(952)	(73)
Mortgage loans originated	(59,215)	(31,819)
Proceeds from mortgage loans sold	59,367	33,641
Gain on sale of other real estate	(57)	(342)
Gain on state tax credits, net	(63)	(984)
Excess tax expense on additional share-based compensation from acquisition of Clayco	364	-
Excess tax benefits of share-based compensation	(27)	(661)
Share-based compensation	1,141	902
Gain on sale of branches/charter	-	(560)
Goodwill impairment charge	45,377	-
Changes in:
Accrued interest receivable and income tax receivable	2,238	567
Accrued interest payable and other liabilities	(1,215)	(3,187)
Other, net	3,868	(420)
Net cash provided by operating activities	20,591	12,403

Cash flows from investing activities:
Cash paid in sale of branch/charter, net of cash and cash equivalents received	-	(6,164)
Net decrease (increase) in loans	48,100	(221,464)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	63,918	36,602
State tax credits held for sale	2,420	944
Other real estate	9,701	4,460
Loans previously charged off	131	184
Payments for the purchase/origination of:
Available for sale debt and equity securities	(123,138)	(73,642)
Limited partnership interests	(512)	(4,312)
State tax credits held for sale	(6,583)	(15,271)
Fixed assets	(334)	(4,405)
Net cash used in investing activities	(6,297)	(283,068)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(9,222)	(37,657)
Net (decrease) increase in interest-bearing deposit accounts	(24,299)	129,749
Proceeds from Federal Home Loan Bank advances	18,615	730,872
Repayments of Federal Home Loan Bank advances	(437)	(680,729)
Net proceeds from federal funds purchased	2,250	-
Net increase in other borrowings	7,064	42,206
Proceeds from notes payable	-	15,000
Repayments on notes payable	-	(1,000)
Cash dividends paid on common stock	(1,348)	(1,323)
Excess tax expense on additional share-based compensation from acquisition of Clayco	(364)	-
Excess tax benefits of share-based compensation	27	661
Dividends paid on preferred stock	(709)	-
Preferred stock issuance cost	(130)	-
Proceeds from the exercise of common stock options	247	2,877
Net cash (used) provided by financing activities	(8,306)	200,656
Net increase (decrease) in cash and cash equivalents	5,988	(70,009)
Cash and cash equivalents, beginning of period	42,647	153,649
Cash and cash equivalents, end of period	$48,635	$83,640

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,948	$27,594
Income taxes	310	4,835
Noncash transactions:
Transfer to other real estate owned in settlement of loans	12,475	10,144

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

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity.

Income Taxes
Historically, the Company has recorded its income tax provision or benefit in interim periods based on an estimated annual effective tax rate as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”. FASB Interpretation No. 18 (“FIN 18”), “Accounting for Income Taxes in Interim Periods – an interpretation of APB No. 28,” provides that, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be used. During the second quarter of 2009, the Company concluded that minor changes in the Company’s estimated 2009 pre-tax results and projected permanent items produced significant variability in the estimated annual effective tax rate, and thus, the estimated rate may not be reliable. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. The effective tax rate for subsequent 2009 periods could differ significantly from the effective tax rate for the first half of 2009.

The actual effective tax rate differs from the expected effective tax rate primarily due to the nondeductible goodwill impairment charge and other permanent differences related to tax exempt interest and federal tax credits.

The Company is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset is more likely-than-not-to be realized.

New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141(R), Business Combinations — a replacement of FASB No. 141 (“FASB 141R”). FASB 141R replaces FASB 141, Business Combinations (“FASB 141”) and applies to all transaction and other events in which one entity obtains control over one or more other businesses. FASB 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.

This fair value approach replaces the cost-allocation process required under FASB 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. FASB 141R requires acquirors to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under FASB 141. Under FASB 141R, the requirements of FASB 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB 5, Accounting for Contingencies. FASB 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued FASB No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“FASB 160”). FASB 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to FASB 160, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of FASB 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. FASB 160 is effective for fiscal years beginning after December 15, 2008. As of June 30, 2009, the Company had no noncontrolling interests. FASB 160 will impact our consolidated financial statements if noncontrolling interests are acquired in the future.

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

In response to constituent feedback and financial statement user demand, in April 2009, the FASB issued three FASB Staff Positions (FSP) that address areas of accounting guidance that have received considerable scrutiny as global financial markets have struggled. The FSPs are: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments" and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments." The Company adopted these FSPs on April 1, 2009.

  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP addresses concerns that FASB 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The objectives of fair value measurement under FASB 157 have not changed.

FSP 157-4 requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FSP 115-2 and 124-2 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings.

FSP 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. In assessing whether the entire cost basis of the security will be recovered, a comparison must be made of the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. In addition, if it is more likely than not the entity will be required to sell the security before recovery of its cost basis, an other-than-temporary impairment is deemed to have occurred.

FSP 115-2 and 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the statement of earnings. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to credit issues in the debt security and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit issues is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. We adopted the provisions of FSP 115-2 and 124-2 during the second quarter of 2009 which did not have a material impact on our consolidated financial statements.

This FSP also expands and increases the frequency of certain existing disclosures related to other-than-temporary impairments. The interim disclosures required by FSP 115-2 and 124-2 are reported in Note 3 to our consolidated financial statements.

  FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”) which amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. APB 28-1 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and is applied prospectively. The interim disclosures required by FSP 107-1 and APB-1 are reported in Note 8 to our consolidated financial statements.

In May 2009, the FASB issued FASB No. 165, Subsequent Events (“FASB 165”) which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FASB 165 in the second quarter of 2009 and has evaluated all subsequent events through August 7, 2009 (the date the Company’s second quarter Form 10Q was issued). The adoption of FASB 165 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FASB 166”) which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FASB 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. FASB 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of FASB 166 will have on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued FASB No. 167, Amendments to FASB Interpretation No. 46(R) (“FASB 167”). FASB 167 amends Interpretation No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FASB 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FASB 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of FASB 167 will have on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued FASB No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB 168”). This FASB instituted a major change in the way accounting standards are organized. After final approval by the FASB, the accounting standards Codification will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). Only this one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission. All other literature will be non-authoritative. FASB 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for us during our interim period ending September 30, 2009 and will not have an impact on our financial position, results of operations or cash flows.

NOTE 2—EARNINGS (LOSS) PER SHARE

Basic (loss) earnings per common share data is calculated by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method for convertible securities related to an issuance of trust preferred securities. The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income (loss), as reported	$386	$3,500	$(50,231)	$7,063
Preferred stock dividend	(438)	-	(875)	-
Amortization of preferred stock discount	(164)	-	(326)	-
Net (loss) income available to common shareholders	$(216)	$3,500	$(51,432)	$7,063

Weighted average common shares outstanding	12,833	12,545	12,831	12,492
Additional dilutive common stock equivalents	-	215	-	225
Diluted common shares outstanding	12,833	12,760	12,831	12,717

Basic (loss) earnings per common share	$(0.02)	$0.28	$(4.01)	$0.57
Diluted (loss) earnings per common share	$(0.02)	$0.27	$(4.01)	$0.56

For the three months ended June 30, 2009 and 2008, there were 2.5 million and 304,000 of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. For the six months ended June 30, 2009 and 2008, there were 2.4 million and 323,000 of weighted average common stock equivalents excluded from the per share calculation because their effect was anti-dilutive. In addition, at June 30, 2009, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3 – INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$24,883	$367	$-	$25,250
Obligations of U.S. Government sponsored agencies	7,998	46	-	8,044
Obligations of states and political subdivisions	569	6	-	575
Residential mortgage-backed securities	121,230	1,209	(514)	121,925
	$154,680	$1,628	$(514)	$155,794

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of states and political subdivisions	$765	$7	$-	$772
Residential mortgage-backed securities	94,368	1,438	(147)	95,659
	$95,133	$1,445	$(147)	$96,431

At June 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. Debt securities having a carrying value of $59.0 million and $73.0 million at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$14,081	$14,264
Due from one to five years	73,843	75,074
Due from five to ten years	58,814	58,635
Due after ten years	7,942	7,821
Total	$154,680	$155,794

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$71,728	$514	$-	$-	$71,728	$514

December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$21,709	$144	$628	$3	$22,337	$147

The unrealized losses at both June 30, 2009 and December 31, 2008, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale for the three and six months ended June 30, 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Gross gains realized	$636	$138	$952	$138
Gross losses realized	-	65	-	65
Net gains realized	$636	$73	$952	$73

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

FASB 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired. Historically the Banking reporting unit has been tested for goodwill impairment at December 31 and the Millennium reporting unit has been tested for impairment at September 30.

At March 31, 2009, the Company recorded an impairment charge of $45.4 million which eliminated all goodwill at the Banking reporting unit. The impairment charge was primarily driven by the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization in the first quarter of 2009.

There were no events or circumstances that required an interim impairment test for the Millennium reporting unit for the quarter ended June 30, 2009.

The table below summarizes the changes to goodwill for the periods presented.

	Reporting Unit
(in thousands)	Millennium	Banking	Total
Balance at December 31, 2008	$3,134	$45,378	$48,512
Goodwill impairment related to Banking segment	-	(45,378)	(45,378)
Balance at June 30, 2009	$3,134	$-	$3,134

The table below summarizes the changes to intangible asset balances. Customer and trade name intangibles are related to the Millennium reporting unit and Core deposit intangibles are related to the Banking reporting unit.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2008	$1,379	$2,125	$3,504
Amortization expense	(298)	(251)	(549)
Balance at June 30, 2009	$1,081	$1,874	$2,955

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles.

Year	Amount
Remaining 2009	$528
2010	1,015
2011	371
2012	309
2013	247
After 2013	485
$2,955

NOTE 5—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2009, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(in thousands)	2009	2008
Commitments to extend credit	$488,518	$555,361
Standby letters of credit	29,253	33,875

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at June 30, 2009 and December 31, 2008, approximately $127.0 million and $131.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by each bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by Enterprise to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at June 30, 2009.

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting in accordance with FASB No. 133. At June 30, 2009, the Company did not have any derivatives designated as cash flow or fair value hedges under FASB 133.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. We monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At June 30, 2009 and December 31, 2008, Enterprise had pledged cash of $1.5 million and $470,000, respectively, as collateral in connection with interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.

  Economic hedge of state tax credits. In November 2008, the Company entered into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. The Company paid $2.1 million at inception of the contracts. See Note 8—Fair Value Measurements for further discussion of the fair value of the state tax credits.

  Economic hedge of prime based loans. The Company had two interest rate swaps with notional values of $40.0 million each which economically hedged changes in cash flows of a pool of prime based loans. Those derivatives were terminated in February 2009, at which time the Company recognized a loss of $530,000 upon termination. The loss was included in Miscellaneous loss in the consolidated statement of operations. The derivatives had previously been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At June 30, 2009, the amount remaining in Accumulated other comprehensive income was $338,000. For the three and six months ended June 30, 2009, $62,000 and $124,000, respectively, were reclassified into Miscellaneous income. The Company expects to reclassify $248,000 of remaining derivative gains from Accumulated other comprehensive income to earnings over the next twelve months.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Non-designated hedging instruments
Interest rate cap contracts	$188,050	$188,050	$1,196	$544	$-	$-

Cash flow hedging instruments
Interest rate swap contracts	$-	$80,000	$-	$1,291	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Recognized in Operations on		Recognized in Operations on
	Location of Gain or (Loss)	Derivative		Derivative
	Recognized in Income on	Three months ended June 30,		Six months ended June 30,
(in thousands)	Derivative	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate cap contracts	State tax credit activity, net	$736	$-	$652	$-
Interest rate swap contracts	Miscellaneous income (loss)	$62	$-	$(406)	$-

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Non-designated hedging instruments
Interest rate swap contracts	$30,885	$17,429	$26	$-	$1,024	$1,467

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Recognized in Operations on		Recognized in Operations on
	Location of Gain or (Loss)	Derivative		Derivative
	Recognized in Operations on	Three months ended June 30,		Six months ended June 30,
(in thousands)	Derivative	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(113)	$(84)	$(290)	$90

NOTE 7—SHARE-BASED COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first six months of 2009. The share-based compensation expense was $491,000 and $1.1 million for the three and six months ended June 30, 2009, respectively. The share-based compensation expense was $448,000 and $901,000 for the three and six months ended June 30, 2008, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At June 30, 2009, there was $30,000 and $2.5 million of total unrecognized compensation costs related to stock options and SSAR’s, respectively, which is expected to be recognized over weighted average periods of 1.3 and 3.2 years, respectively. Following is a summary of the employee stock option and SSAR activity for the first six months of 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2008	827,471	$17.03
Granted	-	-
Exercised	(1,500)	10.00
Forfeited	(24,946)	23.64
Outstanding at June 30, 2009	801,025	$16.84	5.9 years	$-
Exercisable at June 30, 2009	477,002	$14.16	4.0 years	$-
Vested and expected to vest at June 30, 2009	739,011	$16.24	5.9 years	$-

Restricted Stock Units (“RSU”)
At June 30, 2009, there was $2.4 million of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 2.6 years. A summary of the Company's restricted stock unit activity for the first six months of 2009 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	150,463	$22.89
Granted	-	-
Vested	(5)	22.63
Forfeited	(17,654)	23.36
Outstanding at June 30, 2009	132,804	$22.83

Stock Plan for Non-Management Directors
Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $8,000 and $105,000 of stock-based compensation expense for the directors for the three and six months ended June 30, 2009, respectively. The Company recognized $2,000 and $97,000 of stock-based compensation expense for the directors for the three and six months ended June 30, 2008, respectively. Pursuant to this plan, the Company issued 8,829 and 4,434 shares in the first six months of 2009 and 2008, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2009 or 2008. Following is a summary of the Moneta stock option activity for the first six months of 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2008	91,001	$13.55
Granted	-	-
Exercised	(22,462)	10.33
Forfeited	(270)	10.33
Outstanding at June 30, 2009	68,269	$14.62	1.1 years	$-
Exercisable at June 30, 2009	68,269	$14.62	1.1 years	$-

NOTE 8—FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB 157, Fair Value Measurements, for financial assets and financial liabilities. FASB 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In accordance with FSP 157-2, Effective Date of FASB Statement No. 157, the Company adopted FASB 157 for non-financial assets and non-financial liabilities on January 1, 2009. On April 1, 2009, the Company adopted FSP 157-4 which requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods.

State tax credits held for sale. Pursuant to the provisions of FASB 159, The Fair Value Option for Financial Assets and Financial Liabilities, the Company elected not to account for state tax credits purchased in the first six months of 2009 at fair value. Of the $42.6 million of state tax credits, held for sale on the consolidated balance sheet at June 30, 2009, approximately $36.0 million were carried at fair value. The remaining $6.6 million of state tax credits were accounted for at cost. The Company elected not to account for the newly purchased state tax credits at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

The fair value of the state tax credits decreased by $1.2 million in the first six months of 2009 compared to a $768,000 increase in the first six months of 2008. These fair value changes are included in State tax credit activity, net in the consolidated statements of operations.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Securities available for sale	$-	$155,794	$-	$155,794
State tax credits held for sale	-	-	36,026	36,026
Derivative financial instruments	-	1,222	-	1,222
Portfolio loans	-	17,820	-	17,820
Total assets	$-	$174,837	$36,026	$210,862

Liabilities
Derivative financial instruments	$-	$1,024	$-	$1,024
Total liabilities	$-	$1,024	$-	$1,024

The following table presents the changes in Level 3 financial instruments measured at fair value as of June 30, 2009.

State tax credits
(in thousands)	held for sale
Balance at December 31, 2008	$39,142
Total gains or losses (realized and unrealized):
Included in earnings	(1,195)
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(1,921)
Transfer in and/or out of Level 3	-
Balance at June 30, 2009	$36,026

Change in unrealized gains or losses relating to
assets still held at the reporting date	$(1,195)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments measured at fair value on a non-recurring basis as of June 30, 2009.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs	Total Gains
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Loans held for sale	$-	$-	$-	$-	$-
Impaired loans	15,028	-	15,028	-	(11,905)
Other real estate	2,679	-	2,679	-	(1,114)
Long-lived assets held and used	-	-	-	-	-
Goodwill	-	-	-	-	(45,377)
Total	$17,706	$-	$17,706	$-	$(58,396)

FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments, extends existing fair value disclosure for some financial instruments by requiring disclosure of the fair value of such financial instruments, both assets and liabilities and not recognized in the consolidated balance sheets.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$41,490	$41,490	$25,626	$25,626
Federal funds sold	4,252	4,252	2,637	2,637
Interest-bearing deposits	2,893	2,893	14,384	14,384
Securities available for sale	155,794	155,794	96,431	96,431
Other investments	13,515	13,515	11,884	11,884
Loans held for sale	2,004	2,004	2,632	2,632
Derivative financial instruments	1,222	1,222	1,835	1,835
Loans, net of allowance for loan losses	1,862,705	1,863,548	1,945,866	1,991,183
State tax credits, held for sale	42,609	42,471	39,142	39,142
Accrued interest receivable	7,369	7,369	7,557	7,557

Balance sheet liabilities
Deposits	1,759,264	1,762,872	1,792,784	1,800,958
Subordinated debentures	85,081	71,922	85,081	71,394
Other borrowed funds	194,994	196,656	166,117	180,864
Derivative financial instruments	1,024	1,024	1,467	1,467
Accrued interest payable	2,260	2,260	2,473	2,473

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

NOTE 9—SEGMENT REPORTING

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At June 30, 2009
Loans, less unearned loan fees	$1,905,340	$-	$-	$1,905,340
Goodwill	-	3,134	-	3,134
Intangibles, net	1,874	1,081	-	2,955
Deposits	1,779,812	-	(20,548)	1,759,264
Borrowings	157,755	39,739	82,581	280,075
Total assets	2,143,939	52,540	18,450	2,214,929

	At December 31, 2008
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,977,175	$-	$-	$1,977,175
Goodwill	45,378	3,134	-	48,512
Intangibles, net	2,126	1,378	-	3,504
Deposits	1,818,514	-	(25,730)	1,792,784
Borrowings	133,540	35,077	82,581	251,198
Total assets	2,204,341	48,775	17,058	2,270,174

Income Statement Information	Three months ended June 30, 2009
Net interest income (expense)	$19,002	$(292)	$(1,212)	$17,498
Provision for loan losses	8,000	-	-	8,000
Noninterest income	2,442	2,358	16	4,816
Noninterest expense	10,975	3,247	1,096	15,318
Goodwill impairment	-	-	-	-
Income (loss) before income tax expense	2,469	(1,181)	(2,292)	(1,004)
Income tax expense (benefit)	193	(549)	(1,034)	(1,390)
Net loss	$2,276	$(632)	$(1,258)	$386

	Three months ended June 30, 2008
Net interest income (expense)	$17,936	$(260)	$(874)	$16,802
Provision for loan losses	3,200	-	-	3,200
Noninterest income	1,758	2,658	28	4,444
Noninterest expense	9,000	2,828	895	12,723
Income (loss) before income tax expense	7,494	(430)	(1,741)	5,323
Income tax expense (benefit)	2,744	(156)	(765)	1,823
Net income (loss)	$4,750	$(274)	$(976)	$3,500

Income Statement Information	Six months ended June 30, 2009
Net interest income (expense)	$37,346	$(538)	$(2,459)	$34,349
Provision for loan losses	23,100	-	-	23,100
Noninterest income	4,113	5,583	16	9,712
Noninterest expense	20,784	6,503	2,161	29,448
Goodwill impairment	45,377	-	-	45,377
Income (loss) before income tax expense	(47,802)	(1,458)	(4,604)	(53,864)
Income tax expense (benefit)	(1,009)	(632)	(1,992)	(3,633)
Net loss	$(46,793)	$(826)	$(2,612)	$(50,231)

	Six months ended June 30, 2008
Net interest income (expense)	$35,239	$(471)	$(1,826)	$32,942
Provision for loan losses	5,525	-	-	5,525
Noninterest income	3,529	6,254	197	9,980
Noninterest expense	18,865	5,902	1,789	26,556
Income (loss) before income tax expense	14,378	(119)	(3,418)	10,841
Income tax expense (benefit)	5,300	(43)	(1,479)	3,778
Net income (loss)	$9,078	$(76)	$(1,939)	$7,063

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2009 compared to the financial condition as of December 31, 2008. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2009 compared to the same periods in 2008. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2008.

Operating Results
Net income for the quarter ended June 30, 2009 was $386,000 compared to $3.5 million for the same period of 2008. After deducting dividends on preferred stock, the Company reported a net loss of $0.02 per fully diluted share for the second quarter of 2009 compared to net income of $0.27 per fully diluted share for the second quarter of 2008.

Results for the second quarter of 2009 included a $1.1 million special assessment from the FDIC as part of its industry-wide program to bolster the insurance fund. During the quarter, the Company also recorded $602,000 related to dividends on preferred stock purchased in late 2008 by the U.S. Treasury as part of its Capital Purchase Program. These dividends do not reduce the Company’s net income, but are deducted in the calculation of earnings per share. Also during the second quarter of 2009, the Company set aside $8.0 million in loan loss provision. By comparison, loan loss provision for the second quarter of 2008 was $3.2 million.

For the six months ended June 30, 2009, the Company reported a net loss of $50.2 million, or $4.01 per fully diluted share, compared to net income of $7.1 million, or $0.56 per fully diluted share in the same period of 2008. The year-to-date net loss was attributable to a $45.4 million non-cash accounting charge to eliminate goodwill related to our Banking reporting unit and loan loss provision totaling $23.1 million in the first half of 2009 compared to $5.5 million in the same period of 2008.

The goodwill impairment charge is a non-cash accounting adjustment that did not reduce the Company’s regulatory or tangible capital position, liquidity or cash flow and did not impact the Company’s operations. The goodwill impairment charge was primarily driven by the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization in the first quarter of 2009.

Excluding the special FDIC assessment, the Company’s pre-tax, pre-provision operating earnings for the second quarter of 2009 were $8.1 million, up 6% versus the first quarter of 2009 and 5% lower than in the comparable period in 2008. The decline in year-over-year pre-tax, pre-provision operating earnings was attributable to higher loan-related legal expenses incurred in the second quarter of 2009. We are presenting operating earnings and loss figures, which are not financial measures as defined under U.S. GAAP, because we believe adjusting our results to exclude loan loss provision expenses, impairment charges, special FDIC assessments and extraordinary gains or losses provides shareholders with a more comparable basis for evaluating our period-to-period operating results and financial performance. Below is a reconciliation of U.S. GAAP (loss) income before income taxes to operating earnings for the current quarter along with last quarter and one year ago quarter.

	For the Quarter Ended
	Jun 30,	Mar 31,	Jun 30,
(All amounts in thousands, except per share data)	2009	2009	2008
U.S. GAAP (loss) income before income tax	$(1,004)	$(52,860)	$5,323
Goodwill impairment charge	-	45,377	-
Sale of Kansas City nonstrategic branch/charter	-	-	(19)
FDIC special assessment (included in Other noninterest expense)	1,100	-	-
Operating earnings (loss) before income tax	96	(7,483)	5,304
Provision for loan losses	8,000	15,100	3,200
Operating earnings before income taxes and provision for loan losses	$8,096	$7,617	$8,504

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 9 – Segment Reporting.

Banking Segment

  Loan growth – At June 30, 2009, portfolio loans were $1.91 billion, a decrease of $72.0 million, or 4%, from December 31, 2008. Portfolio loans decreased by $56.0 million, or 3%, from June 30, 2008 and $59.0 million, or 3%, from March 31, 2009. The decreases are primarily due to clients paying down their lines, weak new loan demand and charge-offs. Enterprise continues to pursue prudent lending opportunities to support local economic activity, with new loan approvals of $85.0 million during the second quarter of 2009. Since the issuance of preferred stock to the U.S. Treasury in December 2008, Enterprise has approved over $161.0 million in new loans.

  Deposit growth – Total deposits were $1.76 billion at June 30, 2009, a decrease of $34.0 million, or 2%, from December 31, 2008. Total deposits increased $90.0 million, or 5%, from June 30, 2008 and $14.0 million, or about 1%, from March 31, 2009. Brokered deposits declined $100.0 million from December 31, 2008 which contributed to the decline in total deposits for the year. Excluding brokered certificates of deposit, “core” deposits grew $108.0 million, or 8%, from a year ago, and $35.0 million, or 2%, during the quarter. Core deposits include certificates of deposit sold to clients through the reciprocal CDARS program. As of June 30, 2009, Enterprise had $105.0 million of reciprocal CDARS deposits outstanding compared to $60.0 million at December 31, 2008. Most of the increase in CDARS represents new deposits.

  For the second quarter of 2009, brokered certificates of deposit represented 14% of total deposits on average. For the quarter ended December 31, 2008, brokered deposits represented 20% of total deposits on average and 12% for the second quarter of 2008. Non-interest bearing demand deposits represented 14% of total deposits at June 30, 2009, December 31, 2008, and June 30, 2008. In January, we adjusted our incentive programs to focus our associates on deposit gathering efforts. The Company’s goal is to drive core deposit growth through relationship selling while at the same time effectively managing the overall cost of funds.

  Asset quality – Loan loss provision for the second quarter of 2009 was $8.0 million compared to $15.1 million in the first quarter of 2009 and $3.2 million in the second quarter of 2008. The lower loan loss provision in the second quarter compared to the first quarter was due to lower loan volumes and leveling off of nonperforming loans. The Company continues to monitor loan portfolio risk closely and expects nonperforming asset levels to remain elevated. See Provision for Loan Losses and Nonperforming Assets below for more information.

  Liquidity – During the second quarter of 2009, we substantially strengthened our liquidity position. During the second quarter of 2009, we reduced our brokered time deposits by $21.0 million and short-term borrowings by $53.0 million. In addition, we also increased our investment portfolio by $44.0 million.

Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $2.4 million in the second quarter of 2009, a decrease of $300,000, or 11%, from the same quarter of 2008. On a year-to-date basis, fee income from the Wealth Management segment, including results from state tax credit brokerage activity, was $5.6 million, a $670,000, or 11%, decrease from the same period in 2008. See Noninterest Income in this section for more information.

Net Interest Income
The Enterprise prime rate remained at 4.00% during the second quarter, and we continued to incorporate floors and increase spreads on our new and renewing loans. We continue to see the positive impacts of our loan pricing strategies and expect to experience continued favorable repricing on maturing certificates of deposit. Our relationship managers are getting the opportunity to visit with many good quality loan/deposit relationships with borrowers who have never considered Enterprise to be their primary bank in the past. Generally, these borrowers are questioning their current banking relationships, but are cautious about changing at this time. We expect over time, we will be given the opportunity to bid on much of this business.

Three months ended June 30, 2009 and 2008
Net interest income (on a tax-equivalent basis) was $17.8 million for the three months ended June 30, 2009 compared to $17.0 million for the same period of 2008, an increase of $0.8 million, or 5%. Total interest income decreased $1.4 million offset by a decrease in total interest expense of $2.2 million.

Average interest-earning assets increased $173.0 million, or 9%, to $2.095 billion for the quarter ended June 30, 2009 compared to $1.922 billion for the quarter ended June 30, 2008. Loans accounted for the majority of the growth, increasing by $152.0 million, or 8%, to $1.944 billion. Investments in debt and equity securities increased $20.5 million, or 17%, to $141.8 million. Interest income on loans increased $2.4 million from growth, but was offset by a decrease of $3.7 million due to the impact of lower rates, for a net decrease of $1.3 million versus the second quarter of 2008.

For the quarter ended June 30, 2009, average interest-bearing liabilities increased $116.1 million, or 7%, to $1.804 billion compared to $1.687 billion for the quarter ended June 30, 2008. The growth in interest-bearing liabilities resulted from a $66.6 million increase in core deposits, a $60.3 million increase in net brokered certificates of deposit, and a $28.3 million increase in subordinated debentures, offset by a decrease of $39.1 million in borrowed funds including FHLB advances and fed funds purchased. In addition, approximately $30.0 million in core deposits were sold as part of the De Soto, Kansas branch in the third quarter of 2008. For the second quarter of 2009, interest expense on interest-bearing liabilities increased $1.7 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $3.9 million versus second quarter of 2008, for a net decrease of $2.2 million.

The tax-equivalent net interest rate margin was 3.41% for the second quarter of 2009 compared to 3.56% for the same period of 2008. The decline in the margin was due to sharply falling interest rates, increased levels of nonperforming assets, and higher levels of more expensive wholesale funding to support loan growth. Higher average levels of nonperforming loans reduced the net interest rate margin by approximately 0.18% in the second quarter of 2009 compared to a reduction of 0.05% in the second quarter of 2008. The net interest margin for the second quarter was nine basis points higher than in the first quarter of 2009. The increase in margin was a result of improved loan pricing that offset the effects of higher nonperforming assets and reduced cost of liabilities, including lower rates on time deposits and LIBOR-based borrowed funds.

Six months ended June 30, 2009 and 2008
Net interest income (on a tax-equivalent basis) was $35.0 million for the six months ended June 30, 2009 compared to $33.4 million for the same period of 2008, an increase of $1.6 million, or 5%. Total interest income decreased $4.2 million and was offset by a decrease in total interest expense of $5.8 million.

Average interest-earning assets increased $234.1 million, or 13%, to $2.100 billion for the six months ended June 30, 2009 compared to $1.866 billion for the same period of 2008. Loans accounted for the majority of the growth, increasing by $223.3 million, or 13%, to $1.964 billion.

For the six months ended June 30, 2009, average interest-bearing liabilities increased $185.8 million, or 11%, to $1.813 billion compared to $1.627 billion for the same period of 2008. The growth in interest-bearing liabilities resulted primarily from increases to core time deposits and brokered deposits, offset by a decrease in money market balances.

The tax-equivalent net interest rate margin was 3.36% for the six months ended June 30, 2009, compared to 3.60% for the same period of 2008. The reasons for the decline are similar to those described above.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,904,158	$25,920	5.46%	$1,765,670	$27,484	6.26%
Tax-exempt loans (2)	39,449	854	8.68	25,979	587	9.09
Total loans	1,943,607	26,774	5.53	1,791,649	28,071	6.30
Taxable investments in debt and equity securities	141,224	1,274	3.62	120,559	1,377	4.59
Non-taxable investments in debt and equity
securities (2)	569	9	6.34	766	12	6.30
Short-term investments	9,928	15	0.61	9,335	43	1.85
Total securities and short-term investments	151,721	1,298	3.43	130,660	1,432	4.41
Total interest-earning assets	2,095,328	28,072	5.37	1,922,309	29,503	6.17
Non-interest-earning assets:
Cash and due from banks	36,163			40,983
Other assets	130,151			162,276
Allowance for loan losses	(41,385)			(22,986)
Total assets	$2,220,257			$2,102,582

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$124,250	$171	0.55%	$125,304	$366	1.17%
Money market accounts	610,891	1,512	0.99	700,005	3,286	1.89
Savings	9,343	9	0.39	11,458	14	0.49
Certificates of deposit	761,456	5,944	3.13	542,180	5,864	4.35
Total interest-bearing deposits	1,505,940	7,636	2.03	1,378,947	9,530	2.78
Subordinated debentures	85,081	1,312	6.19	56,807	799	5.66
Borrowed funds	212,531	1,312	2.48	251,680	2,152	3.44
Total interest-bearing liabilities	1,803,552	10,260	2.28	1,687,434	12,481	2.97
Noninterest bearing liabilities:
Demand deposits	242,697			221,858
Other liabilities	7,637			12,016
Total liabilities	2,053,886			1,921,308
Shareholders' equity	166,371			181,274
Total liabilities & shareholders' equity	$2,220,257			$2,102,582
Net interest income		$17,812			$17,022
Net interest spread			3.09%			3.20%
Net interest rate margin (3)			3.41			3.56

(1)

Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $380,000 and $568,000 for the quarters ended June 30, 2009 and 2008, respectively.

(2)

Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $314,000 and $220,000 for the quarters ended June 30, 2009 and 2008, respectively.

(3)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,921,878	$51,417	5.40%	$1,714,878	$55,978	6.56%
Tax-exempt loans (2)	41,908	1,845	8.88	25,646	1,186	9.30
Total loans	1,963,786	53,262	5.47	1,740,524	57,164	6.60
Taxable investments in debt and equity securities	124,429	2,445	3.96	109,538	2,561	4.70
Non-taxable investments in debt and equity
securities (2)	651	20	6.20	844	25	5.96
Short-term investments	11,570	36	0.63	15,440	221	2.88
Total securities and short-term investments	136,650	2,501	3.69	125,822	2,807	4.49
Total interest-earning assets	2,100,436	55,763	5.35	1,866,346	59,971	6.46
Noninterest-earning assets:
Cash and due from banks	35,014			41,349
Other assets	149,678			153,476
Allowance for loan losses	(37,553)			(22,585)
Total assets	$2,247,575			$2,038,586

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$121,505	$342	0.57%	$125,835	942	1.51%
Money market accounts	626,709	3,023	0.97	696,461	8,123	2.35
Savings	9,222	18	0.39	10,880	36	0.67
Certificates of deposit	740,417	12,090	3.29	512,538	11,715	4.60
Total interest-bearing deposits	1,497,853	15,473	2.08	1,345,714	20,816	3.11
Subordinated debentures	85,081	2,661	6.31	56,807	1,747	6.18
Borrowed funds	229,983	2,601	2.28	224,627	4,026	3.60
Total interest-bearing liabilities	1,812,917	20,735	2.31	1,627,148	26,589	3.29
Noninterest-bearing liabilities:
Demand deposits	234,700			219,767
Other liabilities	7,792			12,949
Total liabilities	2,055,409			1,859,864
Shareholders' equity	192,166			178,722
Total liabilities & shareholders' equity	$2,247,575			$2,038,586
Net interest income		$35,028			$33,382
Net interest spread			3.04%			3.17%
Net interest rate margin (3)			3.36			3.60

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $797,000 and $699,000 for the six months ended June 30, 2009 and 2008, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $679,000 and $440,000 for the six months ended June 30, 2009 and 2008, respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2009 compared to 2008
	3 month			6 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$2,085	$(3,649)	$(1,564)	$6,191	$(10,752)	$(4,561)
Nontaxable loans (3)	294	(27)	267	715	(56)	659
Taxable investments in debt
and equity securities	216	(319)	(103)	319	(435)	(116)
Nontaxable investments in debt
and equity securities (3)	(3)	-	(3)	(6)	1	(5)
Short-term investments	3	(31)	(28)	(45)	(140)	(185)
Total interest-earning assets	$2,595	$(4,026)	$(1,431)	$7,174	$(11,382)	$(4,208)

Interest paid on:
Interest-bearing transaction accounts	$(3)	$(192)	$(195)	$(31)	$(569)	$(600)
Money market accounts	(375)	(1,399)	(1,774)	(745)	(4,355)	(5,100)
Savings	(3)	(2)	(5)	(5)	(13)	(18)
Certificates of deposit	1,994	(1,914)	80	4,275	(3,900)	375
Subordinated debentures	432	81	513	879	35	914
Borrowed funds	(300)	(540)	(840)	93	(1,518)	(1,425)
Total interest-bearing liabilities	1,745	(3,966)	(2,221)	4,466	(10,320)	(5,854)
Net interest income	$850	$(60)	$790	$2,708	$(1,062)	$1,646

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses and Nonperforming Assets

The provision for loan losses in the second quarter of 2009 was $8.0 million compared to $15.1 million in the first quarter of 2009 and $3.2 million in the second quarter of 2008. The lower loan loss provision in the second quarter compared to first quarter is due to lower loan volumes and a leveling off of nonperforming loans. The allowance for loan losses as a percentage of total loans was 2.24% at June 30, 2009 compared to 1.58% at December 31, 2008 and 1.30% at June 30, 2008. Management believes that the allowance for loan losses is adequate.

For the second quarter of 2009, the Company recorded net charge-offs of $5.0 million, or 1.03%, of average portfolio loans on an annualized basis, compared to $6.8 million, or 1.39%, for the first quarter of 2009 and $1.4 million, or 0.32%, for the second quarter of 2008. The charge-offs in the second quarter of 2009 were attributable to write-downs on impaired assets and foreclosed real estate, with approximately 50% of the charge-offs related to residential real estate, 40% related to commercial real estate and 10% related to commercial and industrial loans.

At June 30, 2009, nonperforming loans were $49.2 million, or 2.58%, of total loans. This compares to $29.7 million, or 1.50%, at December 31, 2008 and $13.2 million, or 0.71%, at June 30, 2008. The $49.2 million balance is comprised of approximately 40 relationships with the largest being a $6.6 million loan secured by a medical office building. Six relationships comprise more than 50% of the nonperforming loans. Approximately 64% of the nonperforming loans are located in the Kansas City region, which we believe has encountered a more difficult residential sale environment. As described last quarter, because Kansas is a judicial foreclosure state, all foreclosures must be processed through the Kansas state courts. Until the court confirms that the nonperforming loan is in default, we can take no action against the borrower or foreclose on the property. Due to this process, it takes approximately one year for us to foreclose on real estate secured collateral located in the State of Kansas.

Nonperforming loans (“NPL”) at June 30, 2009 by industry segment were:

	June 30, 2009		March 31, 2009		Dec 31, 2008
	NPL	% of Total	NPL	% of Total	NPL	% of Total
Commercial Real Estate	$23.4	47.5%	$29.2	57.8%	$16.1	54.2%
Residential Construction/Land
Acquisition and Development	23.6	48.0%	16.9	33.5%	11.8	39.7%
Commercial and Industrial	2.2	4.5%	4.4	8.7%	1.7	5.7%
Other	--	--	--	--	0.1	0.4%
	$49.2	100.0%	$50.5	100.0%	$29.7	100.0%

Other real estate was $16.1 million at June 30, 2009 compared to $13.9 million at December 31, 2008 and $9.3 million at June 30, 2008. The following table summarizes the changes in Other real estate since December 31, 2008.

	2009
	1st Quarter	2nd Quarter	Year-to-date
Other real estate at beginning of period	$13,868	$13,251	$13,868
Additions and expenses capitalized
to prepare property for sale	1,155	11,788	12,943
Writedowns in fair value	(608)	(506)	(1,114)
Sales	(1,164)	(8,480)	(9,644)
Other real estate at end of period	$13,251	$16,053	$16,053

Residential lots and completed homes represented 57% of the Other real estate at June 30, 2009. Of the total Other real estate, 62%, or 40 properties, are located in the Kansas City region; 25%, or 28 properties, are located in the St. Louis region and 13%, or one property, is located in Arizona.

Included in the second quarter additions are a $2.0 million residence, a $2.5 million commercial lot and 30 residential lots and commercial properties. The majority of the Other real estate added in the second quarter were primarily Kansas-based properties.

Since December 31, 2008, we have recorded $1.1 million of fair value declines on 13 residential properties held in Other real estate. The decline in fair value on these properties was recorded to Other expenses in the consolidated statement of operations.

While we are encouraged by trends in our nonperforming assets, we expect nonperforming asset levels to remain elevated. Our nonperforming credits continue to be concentrated in residential and commercial real estate segments and those areas remain stressed with persistent downward pressure on valuations. We continue to monitor our loan portfolio for signs of credit weakness in segments other than real estate. Thus far, our commercial and industrial portfolio has shown no significant signs of deterioration. While we have no significant nonperforming assets or past due loans in this sector, certain segments of the commercial and industrial portfolio may be adversely affected should the current economic recession continue for a protracted period of time.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Allowance at beginning of period	$39,612	$22,249	$31,309	$21,593
Loans charged off:
Commercial and industrial	278	-	2,466	33
Real estate:
Commercial	604	-	2,638	334
Construction	3,011	490	4,794	1,024
Residential	1,104	972	1,965	1,932
Consumer and other	24	8	42	13
Total loans charged off	5,021	1,470	11,905	3,336
Recoveries of loans previously charged off:
Commercial and industrial	1	26	5	50
Real estate:
Commercial	23	-	66	-
Construction	2	2	3	127
Residential	9	-	46	43
Consumer and other	9	4	11	9
Total recoveries of loans	44	32	131	229
Net loan chargeoffs	4,977	1,438	11,774	3,107
Provision for loan losses	8,000	3,200	23,100	5,525

Allowance at end of period	$42,635	$24,011	$42,635	$24,011

Average loans	$1,943,607	$1,791,649	$1,963,786	$1,740,524
Total portfolio loans	1,905,340	1,849,415	1,905,340	1,849,415
Nonperforming loans	49,188	13,180	49,188	13,180

Net chargeoffs to average loans (annualized)	1.03%	0.32%	1.21%	0.36%
Allowance for loan losses to loans	2.24	1.30	2.24	1.30

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	June 30	December 31
(in thousands)	2009	2008
Non-accrual loans	$49,188	$29,662
Loans past due 90 days or more
and still accruing interest	-	-
Restructured loans	-	-
Total nonperforming loans	49,188	29,662
Foreclosed property	16,053	13,868
Total nonperforming assets	$65,241	$43,530

Total assets	$2,214,929	$2,270,174
Total loans	1,905,340	1,977,175
Total loans plus foreclosed property	1,921,393	1,991,043

Nonperforming loans to total loans	2.58%	1.50%
Nonperforming assets to total loans plus
foreclosed property	3.40	2.19
Nonperforming assets to total assets	2.95	1.92

Allowance for loan losses to nonperforming loans	87.00%	106.00%

Noninterest Income
Noninterest income was $4.8 million for the three months ended June 30, 2009, an increase of $372,000 or 8%, compared to the same period in 2008. The incremental increase includes $563,000 of realized gains on the sale of securities and $258,000 gain on the sale of mortgages. Lower Wealth Management revenues offset these gains.

For the six months ended June 30, 2009, noninterest income decreased $268,000, or 3%, from the same period in 2008. The 2008 results include a $560,000 pre-tax gain on the sale of the Liberty branch. Excluding this amount, noninterest income increased $292,000 or 3%.

  Wealth Management revenue – For the three months ended June 30, 2009, Wealth Management revenue decreased $433,000, or 16%, compared to the same period in 2008. Wealth Management revenue increased $255,000, or 5%, on a year-to-date basis from the same period in 2008.

    Trust revenues – For the second quarter of 2009, Trust revenues declined $428,000, or 27% compared to the same quarter in 2008. Revenues for the six months ended June 30, 2009 from the Trust division decreased $712,000, or 23%, from the same period in 2008. The revenue declines are primarily due to lower asset values due to client turnover and adverse financial markets. The Company recently hired a new head of its advisory sales group and is actively working to augment its sales platform through aggressive recruiting efforts. Compared to the first quarter of 2009, Trust revenues declined only 2%. Trust assets under administration were $1.1 billion at June 30, 2009 compared to $1.2 billion at December 31, 2008 and $1.5 billion one year ago.

    Millennium – Millennium revenues in the second quarter of 2009 were essentially flat compared to the second quarter of 2008. Millennium revenues increased $967,000, or 45%, in the six months ended June 30, 2009 compared to the same period last year. The increase was due to the successful sale of several large insurance cases in the first quarter of 2009. MBG has experienced significantly wider margins as compared to the year ago period as it takes advantage of better pricing opportunities in the current market. While market conditions remain difficult, we continue to examine strategic alternatives for Millennium.

  Service charges on deposit accounts – Increased Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges earned.

  Sale of other real estate – For the quarter ended June 30, 2009, we sold $8.5 million of Other real estate for a gain of $2,000. Year-to-date through June 30, 2009 we sold $9.6 million of Other real estate for a net gain of $57,000. For the year-to-date period in 2008, we sold $4.0 million of Other real estate for a net gain of $342,000.

  State tax credit brokerage activities – For the six months ended June 30, 2009, we recorded a $63,000 gain on state tax credit activity compared to a $984,000 gain in the first half of 2008. Gains of $606,000 from the sale of state tax credits to clients were more than offset by a $1.2 million negative fair value adjustment on the tax credit assets net of a $652,000 fair value adjustment on the interest rate caps used to economically hedge the tax credits. See Note 6 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more detailed information on the fair value treatment of the state tax credits, see Note 19 – Fair Value Measurements in our Annual Report on Form 10-K for the year ended December 31, 2008.

  Sale of investment securities – In the first half of 2009, given the anticipated acceleration in prepayments on mortgage-backed securities and resultant loss in fair value, we elected to sell and reinvest a portion of our investment portfolio. During the first six months of 2009, we sold approximately $49.0 million of agency mortgage backed securities realizing a gain of $952,000 on these sales. In addition, we executed a leverage strategy whereby we borrowed $20.0 million from the FHLB at a weighted average rate of 2.06% for a term of approximately 31 months. With the proceeds from the securities sales, the FHLB advance and other excess cash, we purchased approximately $123.0 million of fixed rate agency mortgage backed and floating rate Small Business Administration securities. These transactions allowed us to increase our collateral available in the securities portfolio by approximately $59.0 million during the first half of 2009.

Noninterest Expense
Noninterest expense increased $2.6 million or 20%, for the three months ended June 30, 2009 compared to the same period in 2008. The increase is primarily due to $1.1 million of legal expenses related to loan collection activities and $1.5 million of additional FDIC premiums. Approximately $1.1 million of the FDIC increase is due an accrual for the FDIC’s special assessment that will be paid in the third quarter. The remaining increase in the FDIC premium is due to the newly implemented rate structure. Both the FDIC premiums and legal expenses are reported in Other noninterest expenses.

For the six months ended June 30, 2009, noninterest expense increased $48.3 million or 182% from prior year. The increase is due to a $45.4 million goodwill impairment charge related to the banking segment. Excluding the goodwill impairment charge, noninterest expenses were $29.4 million during the first half of 2009, an increase of $2.9 million, or 11%, from the same period in 2008. The year-over-year increase includes additional FDIC premiums of $1.8 million due to the FDIC special assessment and newly implemented rate structure and $1.9 million of legal and other real estate expenses related to nonperforming assets. These increases are offset by a $1.6 million decrease in salaries and benefits due to staff reductions and reduced incentive compensation.

For the three and six months ended June 30, 2009, increases in Occupancy were primarily due to expenses related to a new Wealth Management location which was occupied in the fourth quarter of 2008.

For the six months ended June 30, 2009, Amortization of intangibles decreased $204,000 due to a lower carrying value on the customer related intangible that resulted from the Millennium impairment charge in the fourth quarter of 2008.

The Company’s efficiency ratio in the second quarter of 2009 was 68.7% compared to 59.9% in the second quarter of 2008. Excluding the goodwill impairment charge, the efficiency ratio for the six months ended June 30, 2009 is 66.8% compared to 61.8% for the six months ended June 30, 2008.

Income Taxes
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. FASB Interpretation No. 18 (“FIN 18”), “Accounting for Income Taxes in Interim Periods – an interpretation of APB No. 28,” provides that, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be used. During the second quarter of 2009, the Company concluded that minor changes in the Company’s 2009 estimated pre-tax results and projected permanent items produced significant variability in the estimated annual effective tax rate, and thus, the estimated rate may not be reliable. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

The Company’s income tax benefit, which includes both federal and state taxes, was $1.4 million for the three months ended June 30, 2009 compared to an income tax expense of $1.8 million for the same period in 2008. For the six months ended June 30, 2009, the income tax benefit was $3.6 million compared to an income tax expense of $3.8 million for the same period in 2008. The combined federal and state effective income tax rates for the three and six months ended June 30, 2009 were 138.5% and 6.7%, respectively, compared to 34.2% and 34.8% for the same periods in 2008. Our income tax provision in the first half of 2009 reflects the impact of the $45.4 million goodwill impairment charge, which is not tax deductible. The effective tax rate in the second quarter of 2009 reflects the use of the annual effective tax rate for the year-to-date period which increased the amount of income tax benefit recognized. The change in the effective tax rate year over year is primarily the result the nondeductible goodwill impairment charge and other permanent differences related to tax exempt interest and federal tax credits.

The Company is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management has determined, based on all positive and negative evidence, that the deferred tax asset is more likely-than-not-to be realized.

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

During the second quarter of 2009, we substantially strengthened our liquidity position. As a result of our loan clients using their cash to paydown their outstanding loans, we experienced some decline in transaction account balances during the second quarter of 2009. However, the declines in these accounts were more than offset by increases in certificates of deposit, both from the CDARS program and our own CDs. During the second quarter of 2009, the increase in core deposits along with the reduced loan funding requirements enabled us to reduce our brokered time deposits by $21.0 million and short-term borrowings by $53.0 million. In addition, as part of a strategy to reposition our securities portfolio, we also increased our investment portfolio by $44.0 million.

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

As of June 30, 2009, the Company had $85.1 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Management believes our current level of cash at the holding company of $18.6 million will be sufficient to meet all projected cash needs in 2009.

On June 17, 2009, the Company filed a Shelf Registration statement on Form S-3 for up to $35 million of certain types of our securities. Proceeds from an offering would be used for capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital, to make acquisitions, or for general corporate purposes. The Registration went effective on July 1, 2009. We are sensitive to the dilution a stock offering may have on our shareholders and therefore, are carefully monitoring the equity markets and have no formal plans for an offering at this time.

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

Enterprise has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2009, Enterprise could borrow an additional $145.0 million from the FHLB of Des Moines under blanket loan pledges and an additional $275.2 million from the Federal Reserve Bank under a pledged loan agreement. Enterprise has unsecured federal funds lines with five correspondent banks totaling $55.0 million.

Investment securities are an important tool to the Company’s liquidity objective. During the first half of 2009, we elected to sell and reinvest a portion of our investment portfolio. During the first six months of 2009, we sold approximately $49.0 million of agency mortgage backed securities. In addition, we executed a leverage strategy whereby we borrowed $20.0 million from the FHLB at a weighted average rate of 2.06% for a term of approximately 31 months. With the proceeds from the securities sales, the FHLB advance and other excess cash, we purchased approximately $123.0 million of fixed rate agency mortgage backed and floating rate Small Business Administration securities. These transactions allowed us to increase our collateral available in the securities portfolio by approximately $59.0 million during the first half of 2009. As of June 30, 2009, of the $155.8 million of the securities available for sale, $59.0 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining $96.8 million could be pledged or sold to enhance liquidity, if necessary.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of June 30, 2009, the Bank had $105.5 million of reciprocal CDARS deposits outstanding. In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At June 30, 2009, we had no outstanding “one-way buy” deposits.

Finally, because the bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At June 30, 2009, we had $236.0 million of brokered certificates of deposit outstanding compared to $336.0 million outstanding at December 31, 2008, a decrease of $100.0 million.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $488.5 million in unused loan commitments as of June 30, 2009. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliate to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of June 30, 2009 and December 31, 2008, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At June 30	At December 31
(Dollars in thousands)	2009	2008
Tier I capital to risk weighted assets	8.47%	8.89%
Total capital to risk weighted assets	13.13%	12.81%
Leverage ratio (Tier I capital to average assets)	7.77%	8.67%
Tangible common equity to tangible assets	5.84%	6.07%
Tier I capital	$172,380	$190,254
Total risk-based capital	$267,407	$273,977

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

Interest rate simulations for June 30, 2009 demonstrate that a rising rate environment will initially have a negative impact on net interest income because the Enterprise prime rate is set higher than the market prime rate and will not increase with the cost of our deposits and other interest-bearing liabilities.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2009.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$44,611	$17,754	$18,418	$5,267	$2,389	$67,355	$155,794
Other investments	-	-	-	-		13,515	13,515
Interest-bearing deposits	2,893	-	-	-	-	-	2,893
Federal funds sold	4,252	-	-	-	-	-	4,252
Loans (1)	1,268,093	180,275	140,347	176,583	68,746	71,296	1,905,340
Loans held for sale	2,004	-	-	-	-	-	2,004
Total interest-earning assets	$1,321,853	$198,029	$158,765	$181,850	$71,135	$152,166	$2,083,798

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$749,366	$-	$-	$-	$-	$-	$749,366
Certificates of deposit	589,564	153,972	25,553	1,990	252	428	771,759
Subordinated debentures	32,064	10,310	14,433	-	28,274	-	85,081
Other borrowings	141,221	21,196	22,096	90	42	10,349	194,994
Total interest-bearing liabilities	$1,512,215	$185,478	$62,082	$2,080	$28,568	$10,777	$1,801,200

Interest-sensitivity GAP
GAP by period	$(190,362)	$12,551	$96,683	$179,770	$42,567	$141,389	$282,598
Cumulative GAP	$(190,362)	$(177,811)	$(81,128)	$98,642	$141,209	$282,598	$282,598
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.87	1.07	2.56	87.43	2.49	14.12	1.16
Cumulative GAP as of June 30, 2009	0.87	0.90	0.95	1.06	1.08	1.16	1.16

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF SHAREHOLDERS: The annual meeting of shareholders was held on April 30, 2009. Proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for Directors and all nominees were elected.

The results of the voting on each proposal submitted at the meeting are as follows:

PROPOSAL NO. 1: ELECTION OF DIRECTORS*

	For	Withheld
Peter F. Benoist	9,317,885	123,998
James J. Murphy, Jr.	8,911,866	530,017
Michael A. DeCola	9,246,525	195,358
William H. Downey	9,197,600	244,283
Robert E. Guest, Jr.	9,157,999	283,884
Lewis A. Levey	9,355,746	83,137
Birch M. Mullins	9,186,391	255,492
Brenda D. Newberry	9,293,667	148,216
Sandra A. Van Trease	8,083,329	1,358,554
Henry D. Warshaw	9,210,620	231,263

*Vote tally for Directors is reported on a non-cumulative basis.

PROPOSAL NO. 2: AN ADVISORY (NON-BINDING) VOTE APPROVING EXECUTIVE
COMPENSATION

For	Against	Abstain
8,735,887	664,485	41,511

ITEM 6: EXHIBITS

Exhibit
Number	Description
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 10, 2009.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/	Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/	Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer