Form 10-Q
period 2009-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2009-11-06
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2009.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of November 4, 2009, the Registrant had 12,833,777 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Cash and due from banks	$12,519	$25,626
Federal funds sold	1,771	2,637
Interest-bearing deposits	82,651	14,384
Total cash and cash equivalents	96,941	42,647
Securities available for sale	197,521	96,431
Other investments, at cost	13,548	11,884
Loans held for sale	2,130	2,632
Portfolio loans	2,113,365	2,201,457
Less: Allowance for loan losses	45,019	33,808
Portfolio loans, net	2,068,346	2,167,649
Other real estate	19,273	13,868
Fixed assets, net	23,042	25,158
Accrued interest receivable	7,894	7,557
State tax credits, held for sale, including $36,569 and $39,142
carried at fair value, respectively	47,950	39,142
Goodwill	3,134	48,512
Intangibles, net	2,691	3,504
Other assets	36,155	34,783
Total assets	$2,518,625	$2,493,767

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$257,901	$247,361
Interest-bearing transaction accounts	121,935	126,644
Money market accounts	626,775	702,886
Savings	8,832	7,826
Certificates of deposit:
$100k and over	488,334	520,197
Other	349,854	187,870
Total deposits	1,853,631	1,792,784
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	139,001	119,957
Other borrowings	265,109	272,969
Accrued interest payable	2,403	2,473
Other liabilities	6,729	5,931
Total liabilities	2,351,954	2,279,195

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	31,631	31,116
Common stock, $0.01 par value;
30,000,000 shares authorized; 12,909,777 and
12,876,981 shares issued, respectively	129	129
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	116,536	115,112
Retained earnings	17,926	68,710
Accumulated other comprehensive income	2,192	1,248
Total shareholders' equity	166,671	214,572

Total liabilities and shareholders' equity	$2,518,625	$2,493,767

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$28,750	$30,025	$86,420	$91,342
Interest on debt securities:
Taxable	1,421	1,248	3,738	3,536
Nontaxable	5	7	18	23
Interest on federal funds sold	2	21	4	200
Interest on interest-bearing deposits	33	9	67	51
Dividends on equity securities	105	145	233	417
Total interest income	30,316	31,455	90,480	95,569
Interest expense:
Interest-bearing transaction accounts	165	359	507	1,301
Money market accounts	1,535	3,165	4,558	11,288
Savings	9	11	27	47
Certificates of deposit:
$100 and over	3,837	4,757	12,217	13,137
Other	2,055	1,472	5,765	4,807
Subordinated debentures	1,267	805	3,928	2,551
Federal Home Loan Bank advances	1,250	1,759	3,568	5,288
Notes payable and other borrowings	2,813	2,543	8,176	7,624
Total interest expense	12,931	14,871	38,746	46,043
Net interest income	17,385	16,584	51,734	49,526
Provision for loan losses	6,480	3,007	32,012	10,214
Net interest income after provision for loan losses	10,905	13,577	19,722	39,312
Noninterest income:
Wealth Management revenue	2,010	2,640	7,530	7,905
Service charges on deposit accounts	1,247	1,102	3,791	3,241
Other service charges and fee income	242	245	714	746
Sale of branches/charter	-	2,840	-	3,400
Sale of other real estate	86	242	143	584
State tax credit activity, net	910	593	973	1,577
Sale of investment securities	-	-	952	73
Extinguishment of debt	5,326	-	5,326	-
Miscellaneous income (loss)	127	(22)	231	95
Total noninterest income	9,948	7,640	19,660	17,621
Noninterest expense:
Employee compensation and benefits	7,417	7,792	21,762	23,706
Occupancy	1,291	1,100	3,719	3,160
Furniture and equipment	397	346	1,120	1,065
Data processing	548	562	1,594	1,647
Amortization of intangibles	264	348	813	1,102
Goodwill impairment charge	-	5,900	45,377	5,900
Loan legal and other real estate expense	1,098	171	3,520	670
Other	2,964	2,914	10,899	8,439
Total noninterest expense	13,979	19,133	88,804	45,689

Income (loss) before income tax expense (benefit)	6,874	2,084	(49,422)	11,244
Income tax expense (benefit)	2,187	882	(2,321)	4,055
Net income (loss)	$4,687	$1,202	$(47,101)	$7,189

Net income (loss) available to common shareholders	$4,082	$1,202	$(48,907)	$7,189

Earnings (loss) per common share:
Basic	$0.32	$0.09	$(3.81)	$0.57
Diluted	$0.31	$0.09	$(3.81)	$0.56

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2008	$31,116	$129	$(1,743)	$115,112	$68,710	$1,248	$214,572
Net loss	-	-	-	-	(47,101)	-	(47,101)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	1,672	1,672
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(609)	(609)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(119)	(119)
Total comprehensive loss							(46,157)
Cash dividends paid on common shares, $0.1575 per share	-	-	-	-	(2,021)	-	(2,021)
Cash dividends paid on preferred stock	-	-	-	-	(1,147)	-	(1,147)
Preferred stock amortization of discount and issuance cost	515	-	-	(130)	(515)	-	(130)
Issuance under equity compensation plans, net, 32,796 shares	-	-	-	362	-	-	362
Share-based compensation	-	-	-	1,529	-	-	1,529
Excess tax expense on additional share-based compensation
in connection with acquisition of Clayco Banc Corporation	-	-	-	(364)	-	-	(364)
Excess tax benefit related to equity compensation plans	-	-	-	27	-	-	27
Balance September 30, 2009	$31,631	$129	$(1,743)	$116,536	$17,926	$2,192	$166,671

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$4,687	$1,202	$(47,101)	$7,189
Other comprehensive income:
Unrealized gain (loss) on investment securities
arising during the period, net of tax	1,181	228	1,672	212
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	(609)	-
Reclassification of cash flow hedge, net of tax	(40)	-	(119)	(47)
Total other comprehensive income	1,141	228	944	165
Total comprehensive income (loss)	$5,828	$1,430	$(46,157)	$7,354

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(47,101)	$7,189
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Depreciation	2,688	1,927
Provision for loan losses	32,012	10,214
Deferred income taxes	(2,692)	(1,306)
Net amortization of debt securities	740	351
Amortization of intangible assets	813	1,102
Gain on sale of investment securities	(952)	(73)
Mortgage loans originated	(72,098)	(39,126)
Proceeds from mortgage loans sold	72,080	42,096
Gain on sale of other real estate	(143)	(584)
Gain on state tax credits, net	(973)	(1,577)
Excess tax expense on additional share-based compensation from acquisition of Clayco	364	-
Excess tax benefits of share-based compensation	(27)	(766)
Share-based compensation	1,529	1,435
Gain on sale of branches/charter	-	(3,400)
Goodwill impairment charge	45,377	5,900
Changes in:
Accrued interest receivable and income tax receivable	543	328
Accrued interest payable and other liabilities	(414)	(4,092)
Other, net	3,047	(3,017)
Net cash provided by operating activities	34,793	16,601

Cash flows from investing activities:
Cash paid in sale of branch/charter, net of cash and cash equivalents received	-	(20,736)
Net decrease (increase) in loans	48,583	(360,537)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	72,323	32,795
Other investments	-	14,514
State tax credits held for sale	3,349	1,668
Other real estate	11,750	5,669
Loans previously charged off	607	261
Payments for the purchase/origination of:
Available for sale debt and equity securities	(171,820)	(66,364)
Other investments	(1,896)	(23,025)
State tax credits held for sale	(11,752)	(15,271)
Fixed assets	(401)	(6,480)
Net cash used in investing activities	(49,257)	(437,506)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	10,540	(51,216)
Net increase in interest-bearing deposit accounts	50,307	190,929
Proceeds from issuance of subordinated debentures	-	2,500
Net proceeds from Federal Home Loan Bank advances	19,044	70,025
Net proceeds from federal funds purchased	(19,400)	36,600
Net increase in other borrowings	11,540	46,762
Net proceeds from notes payable	-	12,000
Cash dividends paid on common stock	(2,021)	(1,991)
Excess tax expense on additional share-based compensation from acquisition of Clayco	(364)	-
Excess tax benefits of share-based compensation	27	766
Cash dividends paid on preferred stock	(1,147)	-
Preferred stock issuance cost	(130)	-
Proceeds from the exercise of common stock options	362	3,418
Net cash provided by financing activities	68,758	309,793
Net increase (decrease) in cash and cash equivalents	54,294	(111,112)
Cash and cash equivalents, beginning of period	42,647	153,649
Cash and cash equivalents, end of period	$96,941	$42,537

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38,816	$40,382
Income taxes	360	7,456
Noncash transactions:
Transfer to other real estate owned in settlement of loans	22,378	14,420
Sales of other real estate financed	4,277	1,840

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
Notes to Consolidated Unaudited Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis and Kansas City metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise”). Enterprise also operates a loan production office in Phoenix, Arizona. In addition, the Company owns 100% of Millennium Brokerage Group, LLC (“Millennium”). Millennium is headquartered in Nashville, Tennessee and operates life insurance advisory and brokerage operations serving life agents, banks, CPA firms, property and casualty groups, and financial advisors in 49 states.

The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company, Enterprise and Millennium. Acquired businesses are included in the consolidated financial statements from the date of acquisition. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company has evaluated all subsequent events through November 6, 2009 (the date the Company’s third quarter Form 10Q was issued).

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Income Taxes
Historically, the Company has recorded its income tax provision or benefit in interim periods based on an estimated annual effective tax rate. However, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be used. In the third quarter of 2009, the Company concluded that minor changes in the Company’s estimated 2009 pre-tax results and projected permanent items produced significant variability in the estimated annual effective tax rate, and thus, the estimated rate may not be reliable. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. The effective tax rate for 2009 could differ significantly from the effective tax rate for the first nine months of 2009.

The actual effective tax rate differs from the expected effective tax rate primarily due to the nondeductible goodwill impairment charge and other permanent differences related to tax exempt interest and federal tax credits.

The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset is more likely-than-not-to be realized.

Loan Participations
During a review of loan participation agreements, the Company determined that certain of its loan participation agreements contained language inconsistent with sale accounting treatment. The agreements provided the Company with the unilateral ability to repurchase participated portions of loans at their outstanding loan balance plus accrued interest at any time. In effect, the repurchase right afforded the Company with effective control over the participated portion of the loan, which conflicts with sale accounting treatment. As a result, rather than accounting for loans participated to other banks as sales, the Company should have recorded the participated portion of the loans as portfolio loans, and should have recorded secured borrowings from the participating banks to finance such loans. Management reviewed the impact of this accounting treatment and concluded that the errors were immaterial to the previously reported amounts contained in its periodic reports. In order to correct the error, the Company recorded the participated portion of such loans as portfolio loans, along with a secured borrowing liability (included in Other borrowings in the consolidated balance sheets) to finance the loans. The Company also recorded incremental interest income on the loans offset by incremental interest expense on the secured borrowing. Additional provisions for loan losses and the related income tax effect were also recorded. The revision did not impact net cash provided by operating activities. As of September 30, 2009, the Company had $229.0 million of participated loans recorded in Portfolio loans and $229.0 million recorded in Other borrowings in the consolidated balance sheet.

The Company has corrected the error by revising the prior period consolidated financial statements. Accordingly, the consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2008, the consolidated statement of cash flows for the nine months ended September 30, 2008, the consolidated statement of shareholders’ equity as of December 31, 2008, and the December 31, 2008 consolidated balance sheet presented herein have been revised to correct for the error.

The effect of correcting these errors in the consolidated statement of operations for the three and nine months ended September 30, 2008 is presented below.

	For the quarter ended		For the nine months ended
	September 30, 2008		September 30, 2008
(In thousands, except per share data)	As reported	As revised	As reported	As revised
Income Statement
Total interest income	$29,289	$31,455	$88,818	$95,569
Total interest expense	12,705	14,871	39,293	46,043
Provision for loan losses	2,825	3,007	8,350	10,214
Income tax expense	948	882	4,726	4,055
Net income	1,319	1,202	8,382	7,189
Net income available to common shareholders	1,319	1,202	8,382	7,189

Earnings per share:
Basic earnings per share	0.10	0.09	0.67	0.57
Diluted earnings per share	0.10	0.09	0.66	0.56

The effect of correcting these errors in the consolidated balance sheet at December 31, 2008 is included in the following table (in thousands):

	As reported	As revised
Portfolio loans	$1,977,175	$2,201,457
Allowance for loan losses	31,309	33,808
Other assets	32,973	36,155
Total assets	2,270,174	2,493,767
Loan participations (included in Other Borrowings)	-	226,809
Total liabilities	2,052,386	2,279,195
Shareholders' equity	217,788	214,572

The effect of correcting these errors in the consolidated statement of cash flows for the nine months ended September 30, 2008 is presented below (in thousands):

	As reported	As revised
Net decrease (increase) in loans	$(323,568)	$(360,537)
Net increase in other borrowings	7,953	46,762

Under the terms of the agreements, the participating banks absorb credit losses, if any, on the participated portion of the loan. However, as secured borrowings on the Company’s consolidated financial statements, any reduction of the liability to the participating bank reflecting the participated bank’s portion of the credit loss is recorded only upon legal defeasance of such liability as a component of the gain or loss on extinguishment. During the third quarter of 2009, the Company recorded a $5.3 million pre-tax gain from the extinguishment of debt resulting from the foreclosure of the collateral on one of its participated loans.

In October 2009 the Company obtained amended agreements from substantially all of the participating banks that comply with sale accounting treatment. Upon amendment of each agreement, the Company will derecognize the participated loans, net of the allowance for losses, and the related liability from its consolidated balance sheet, and expects to recognize an additional gain from the extinguishment of debt of approximately $1.1 million in the fourth quarter of 2009.

NOTE 2—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share data is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method for convertible securities related to the issuance of trust preferred securities. The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$4,687	$1,202	$(47,101)	$7,189
Preferred stock dividend	(438)	-	(1,313)	-
Amortization of preferred stock discount	(167)	-	(493)	-
Net income (loss) available to common shareholders	4,082	1,202	(48,907)	7,189

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	-	-	-
Net income (loss) available to common shareholders and assumed conversions	$4,453	$1,202	$(48,907)	$7,189

Weighted average common shares outstanding	12,834	12,664	12,832	12,550
Incremental shares from assumed conversions of
convertible trust preferred securities	1,439	-	-	-
Additional dilutive common stock equivalents	4	153	-	198
Diluted common shares outstanding	14,277	12,817	12,832	12,748

Basic earnings (loss) per common share	$0.32	$0.09	$(3.81)	$0.57
Diluted earnings (loss) per common share	$0.31	$0.09	$(3.81)	$0.56

For the three months ended September 30, 2009 and 2008, there were 873,000 and 488,000 of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. For the nine months ended September 30, 2009 and 2008, there were 2.3 million and 338,000 of weighted average common stock equivalents excluded from the per share calculation because their effect was anti-dilutive. In addition, at September 30, 2009, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3 – INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$23,167	$354	$-	$23,521
Obligations of U.S. Government sponsored enterprises	37,604	125	-	37,729
Obligations of states and political subdivisions	569	12	-	581
Residential mortgage-backed securities	133,221	2,496	(27)	135,690
	$194,561	$2,987	$(27)	$197,521

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of states and political subdivisions	$765	$7	$-	$772
Residential mortgage-backed securities	94,368	1,438	(147)	95,659
	$95,133	$1,445	$(147)	$96,431

At September 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the government agencies and sponsored enterprises, in an amount greater than 10% of shareholders’ equity. Available for sale securities having a carrying value of $64.0 million and $73.0 million at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$21,818	$21,906
Due from one to five years	38,055	38,424
Due from five to ten years	1,467	1,501
Due after ten years	-	-
Mortgage-backed securities	133,221	135,690
Total	$194,561	$197,521

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	September 30, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$5,284	$27	$-	$-	$5,284	$27

	December 31, 2008
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$21,709	$144	$628	$3	$22,337	$147

The unrealized losses at both September 30, 2009 and December 31, 2008, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale for the three and nine months ended September 30, 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Gross gains realized	$-	$-	$952	$138
Gross losses realized	-	-	-	65
Net gains realized	$-	$-	$952	$73

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired. Historically the Banking reporting unit was tested for goodwill impairment at December 31 and the Millennium reporting unit has been tested for impairment at September 30.

At March 31, 2009, the Company recorded an impairment charge of $45.4 million which eliminated all goodwill at the Banking reporting unit. The impairment charge was primarily driven by the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization in the first quarter of 2009.

In 2008, goodwill impairment charges and customer related intangible charges of $8.7 million and $500,000, respectively, for Millennium were recorded.

The Millennium reporting unit was tested for impairment at September 30, 2009. The goodwill evaluation did not identify any impairment.

The table below summarizes the changes to goodwill for the periods presented.

	Reporting Unit
(in thousands)	Millennium	Banking	Total
Balance at December 31, 2008	$3,134	$45,378	$48,512
Goodwill impairment related to Banking segment	-	(45,378)	(45,378)
Balance at September 30, 2009	$3,134	$-	$3,134

The table below summarizes the changes to intangible asset balances. Customer and trade name intangibles are related to the Millennium reporting unit and Core deposit intangibles are related to the Banking reporting unit.

(in thousands)	Customer and Trade Name Intangibles	Core Deposit Intangible	Net Intangible
Balance at December 31, 2008	$1,379	$2,125	$3,504
Amortization expense	(446)	(367)	(813)
Balance at September 30, 2009	$933	$1,758	$2,691

The following table reflects the expected amortization schedule for the customer, trade name and core deposit intangibles.

Year	Customer and Trade Name Intangibles	Core Deposit Intangible	Total Intangibles
Remaining 2009	$150	$115	$265
2010	595	420	1,015
2011	13	358	371
2012	13	296	309
2013	13	234	247
After 2013	149	335	484
	$933	$1,758	$2,691

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2009, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

(in thousands)	September 30, 2009	December 31, 2008
Commitments to extend credit	$467,968	$555,361
Standby letters of credit	32,103	33,875

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at September 30, 2009 and December 31, 2008, approximately $97.0 million and $131.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by each bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by Enterprise to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at September 30, 2009.

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients and as part of its risk management activities. These instruments include interest rate swaps and option contracts. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company enters into interest rate swap contracts on behalf of its clients and also utilizes such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts consist of caps and provide for the transfer or reduction of interest rate risk in exchange for a fee.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At September 30, 2009, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. We monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At September 30, 2009 and December 31, 2008, Enterprise had pledged cash of $1.5 million and $470,000, respectively, as collateral in connection with interest rate swap agreements.

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

  Economic hedge of prime based loans. The Company had two interest rate swaps with notional values of $40.0 million each which economically hedged changes in cash flows of a pool of prime based loans. Those derivatives were terminated in February 2009, at which time the Company recognized a loss of $530,000 upon termination. The loss was included in Miscellaneous loss in the consolidated statement of operations. The derivatives had previously been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At September 30, 2009, the amount remaining in Accumulated other comprehensive income was $298,000. For the three and nine months ended September 30, 2009, $62,000 and $186,000, respectively, were reclassified into Miscellaneous income. The Company expects to reclassify $248,000 of remaining derivative gains from Accumulated other comprehensive income to earnings over the next twelve months.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Non-designated hedging instruments
Interest rate option contracts	$188,050	$188,050	$1,008	$544	$-	$-

Cash flow hedging instruments
Interest rate swap contracts	$-	$80,000	$-	$1,291	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

	Location of Gain or (Loss) Recognized in Operations on	Amount of Gain or (Loss) Recognized in Operations on Derivative Three months ended September 30,		Amount of Gain or (Loss) Recognized in Operations on Derivative Nine months ended September 30,
(in thousands)	Derivative	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate cap contracts	State tax credit activity, net	$(188)	$-	$464	$-
Interest rate swap contracts	Miscellaneous income (loss)	$62	$-	$(344)	$-

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Non-designated hedging instruments
Interest rate swap contracts	$30,586	$17,429	$114	$-	$1,225	$1,467

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

	Location of Gain or (Loss) Recognized in Operations on	Amount of Gain or (Loss) Recognized in Operations on Derivative Three months ended September 30,		Amount of Gain or (Loss) Recognized in Operations on Derivative Nine months ended September 30,
(in thousands)	Derivative	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(136)	$(82)	$(425)	$172

NOTE 7—SHARE-BASED COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first nine months of 2009. The share-based compensation expense was $494,000 and $1.6 million for the three and nine months ended September 30, 2009, respectively. The share-based compensation expense was $631,000 and $1.5 million for the three and nine months ended September 30, 2008, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At September 30, 2009, there was $26,000 and $2.2 million of total unrecognized compensation costs related to stock options and SSAR’s, respectively, which is expected to be recognized over weighted average periods of 1.1 and 2.9 years, respectively. Following is a summary of the employee stock option and SSAR activity for the first nine months of 2009.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	827,471	$17.03
Granted	-	-
Exercised	(1,500)	10.00
Forfeited	(28,236)	22.82
Outstanding at September 30, 2009	797,735	$16.84	5.7 years	$-
Exercisable at September 30, 2009	512,892	$14.55	4.1 years	$-
Vested and expected to vest at September 30, 2009	735,721	$16.24	5.7 years	$-

Restricted Stock Units (“RSU”)
At September 30, 2009, there was $2.2 million of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 2.4 years. A summary of the Company's restricted stock unit activity for the first nine months of 2009 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	150,463	$22.89
Granted	-	-
Vested	(5)	22.63
Forfeited	(17,879)	23.33
Outstanding at September 30, 2009	132,579	$22.83

Stock Plan for Non-Management Directors
Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $0 and $105,000 of stock-based compensation expense for the directors for the three and nine months ended September 30, 2009, respectively. The Company recognized $0 and $97,000 of stock-based compensation expense for the directors for the three and nine months ended September 30, 2008, respectively. Pursuant to this plan, the Company issued 8,829 and 4,434 shares in the first nine months of 2009 and 2008, respectively.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2009 or 2008. Following is a summary of the Moneta stock option activity for the first nine months of 2009.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	91,001	$13.55
Granted	-	-
Exercised	(22,462)	10.33
Forfeited	(39,193)	14.98
Outstanding at September 30, 2009	29,346	$14.10	2.2 years	$-
Exercisable at September 30, 2009	29,346	$14.10	2.2 years	$-

NOTE 8—FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

State tax credits held for sale. At September 30, 2009, of the $48.0 million of state tax credits held for sale on the consolidated balance sheet, approximately $36.6 million were carried at fair value. The remaining $11.4 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased in the first nine months of 2009 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

The fair value of the state tax credits carried at fair value decreased by $280,000 in the first nine months of 2009 compared to a $1.2 million increase in the first nine months of 2008. These fair value changes are included in State tax credit activity, net in the consolidated statements of operations.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted
	Prices in
	Active
	Markets for	Significant	Significant
	Identical	Other	Unobservable
	Assets	Observable	Inputs	Total Fair
(in thousands)	(Level 1)	Inputs (Level 2)	(Level 3)	Value
Assets
Securities available for sale	$-	$197,521	$-	$197,521
State tax credits held for sale	-	-	36,569	36,569
Derivative financial instruments	-	1,122	-	1,122
Portfolio loans	-	17,658	-	17,658
Total assets	$-	$216,301	$36,569	$252,870

Liabilities
Derivative financial instruments	$-	$1,225	$-	$1,225
Total liabilities	$-	$1,225	$-	$1,225

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2009.

State tax credits
(in thousands)	held for sale
Balance at December 31, 2008	$39,142
Total gains or losses (realized and unrealized):
Included in earnings	509
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(3,082)
Transfer in and/or out of Level 3	-
Balance at September 30, 2009	$36,569

Change in unrealized gains or losses relating to
assets still held at the reporting date	$(280)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments measured at fair value on a non-recurring basis as of September 30, 2009.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total gains (losses) for
	Total Fair	Assets	Inputs	Inputs	the nine months ended
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Loans held for sale	$-	$-	$-	$-	$-
Impaired loans	11,070	-	11,070	-	(21,408)
Other real estate	5,791	-	5,791	-	(1,802)
Long-lived assets held and used	-	-	-	-	-
Goodwill	-	-	-	-	(45,377)
Total	$16,861	$-	$16,861	$-	$(68,587)

Impaired loans are reported at the fair value of the underlying collateral. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. Other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$12,519	$12,519	$25,626	$25,626
Federal funds sold	1,771	1,771	2,637	2,637
Interest-bearing deposits	82,651	82,651	14,384	14,384
Securities available for sale	197,521	197,521	96,431	96,431
Other investments	13,548	13,548	11,884	11,884
Loans held for sale	2,130	2,130	2,632	2,632
Derivative financial instruments	1,121	1,121	1,835	1,835
Portfolio loans, net	2,068,346	2,076,572	2,167,649	2,212,966
State tax credits, held for sale	47,950	47,894	39,142	39,142
Accrued interest receivable	7,894	7,894	7,557	7,557

Balance sheet liabilities
Deposits	1,853,631	1,859,651	1,792,784	1,800,958
Subordinated debentures	85,081	72,939	85,081	71,394
Federal Home Loan Bank advances	139,001	141,941	119,957	134,691
Other borrowings	265,109	265,131	272,969	272,982
Derivative financial instruments	1,225	1,225	1,467	1,467
Accrued interest payable	2,403	2,403	2,473	2,473

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash, Federal funds sold, and other short-term instruments
For cash and due from banks, federal funds sold, interest-bearing deposits, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

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

Portfolio loans, net
The fair value of adjustable-rate loans approximates cost. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The fair value of loans sold under participation agreements (see Note 1 – Summary of Significant Accounting Policies) is estimated to equal their carrying value. As described in Note 1, substantially all of the participation agreements were modified in October 2009.

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

Subordinated debentures
Fair value of subordinated debentures is based on discounting the future cash flows using rates currently offered for financial instruments of similar remaining maturities.

Federal Home Loan Bank advances
The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on borrowed money with similar remaining maturities.

Other borrowed funds
Other borrowed funds include customer repurchase agreements, federal funds purchased, notes payable and loan participations sold. The fair value of federal funds purchased, customer repurchase agreements and notes payable are assumed to be equal to their carrying amount since they have an adjustable interest rate. The fair value of the loan participations sold (see Note 1 – Summary of Significant Accounting Policies) is estimated to equal the carrying value of the of the participated loans.

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At September 30, 2009
Portfolio loans, net	$2,113,365	$-	$-	$2,113,365
Goodwill	-	3,134	-	3,134
Intangibles, net	1,759	932	-	2,691
Deposits	1,871,392	-	(17,761)	1,853,631
Borrowings	362,445	44,165	82,581	489,191
Total assets	2,441,519	57,513	19,593	2,518,625

	At December 31, 2008
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Portfolio loans, net	$2,201,457	$-	$-	$2,201,457
Goodwill	45,378	3,134	-	48,512
Intangibles, net	2,126	1,378	-	3,504
Deposits	1,818,514	-	(25,730)	1,792,784
Borrowings	360,349	35,077	82,581	478,007
Total assets	2,427,934	48,775	17,058	2,493,767

Income Statement Information	Three months ended September 30, 2009
Net interest income (expense)	$18,866	$(314)	$(1,167)	$17,385
Provision for loan losses	6,480	-	-	6,480
Noninterest income	7,014	2,921	13	9,948
Noninterest expense	10,149	2,736	1,094	13,979
Income (loss) before income tax expense	9,251	(129)	(2,248)	6,874
Income tax expense (benefit)	3,456	(100)	(1,169)	2,187
Net income (loss)	$5,795	$(29)	$(1,079)	$4,687

	Three months ended September 30, 2008
Net interest income (expense)	$17,817	$(295)	$(938)	$16,584
Provision for loan losses	3,007	-	-	3,007
Noninterest income	4,393	3,233	14	7,640
Noninterest expense	9,542	2,885	806	13,233
Goodwill impairment	-	5,900	-	5,900
Income (loss) before income tax expense	9,661	(5,847)	(1,730)	2,084
Income tax expense (benefit)	3,640	(2,128)	(630)	882
Net income (loss)	$6,021	$(3,719)	$(1,100)	$1,202

Income Statement Information	Nine months ended September 30, 2009
Net interest income (expense)	$56,211	$(852)	$(3,625)	$51,734
Provision for loan losses	32,012	-	-	32,012
Noninterest income	11,127	8,504	29	19,660
Noninterest expense	30,933	9,239	3,255	43,427
Goodwill impairment	45,377	-	-	45,377
Income (loss) before income tax expense	(40,984)	(1,587)	(6,851)	(49,422)
Income tax expense (benefit)	1,572	(732)	(3,161)	(2,321)
Net loss	$(42,556)	$(855)	$(3,690)	$(47,101)

	Nine months ended September 30, 2008
Net interest income (expense)	$53,056	$(766)	$(2,764)	$49,526
Provision for loan losses	10,214	-	-	10,214
Noninterest income	7,927	9,483	211	17,621
Noninterest expense	28,408	8,787	2,594	39,789
Goodwill impairment	-	5,900	-	5,900
Income (loss) before income tax expense	22,361	(5,970)	(5,147)	11,244
Income tax expense (benefit)	8,102	(2,173)	(1,874)	4,055
Net income (loss)	$14,259	$(3,797)	$(3,273)	$7,189

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel and technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors” on our most recently filed Form 10-K, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2009 compared to the financial condition as of December 31, 2008. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2009 compared to the same periods in 2008. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2008.

Operating Results
Net income for the quarter ended September 30, 2009 was $4.7 million compared to $1.2 million for the same period of 2008. After deducting dividends on preferred stock, the Company reported net income of $0.31 per fully diluted share for the third quarter of 2009 compared to net income of $0.09 per fully diluted share for the third quarter of 2008.

During a review of loan participation agreements, the Company determined that certain of its loan participation agreements contained language inconsistent with sale accounting treatment. The agreements provided us with the unilateral ability to repurchase participated loans at their outstanding loan balance plus accrued interest at any time. In effect, the repurchase option afforded us with effective control over the participated portion of the loan, which conflicts with sale accounting treatment.

In order to correct the error, we recorded the participated portion of such loans as portfolio loans, along with a secured borrowing liability (included in Other borrowings in the consolidated balance sheets) to finance the loans. We also recorded incremental interest income on the loans offset by incremental interest expense on the secured borrowing. Additional provisions for loan losses and the related income tax effect were also recorded. We have corrected the error by revising the prior period financial statements.

Under the terms of the agreements, the participating banks absorb credit losses, if any, on the participated portion of the loan. However, as secured borrowings on our consolidated financial statements, the reduction of the liability to the participating bank is recorded only upon legal defeasance of such liability. As a result, during the third quarter of 2009, we also recorded a $5.3 million pre-tax gain, or $0.26 per fully diluted share, from the extinguishment of debt resulting from the foreclosure of the collateral on one of our participated loans, which was carried net of provisions for loan losses totaling $5.3 million in previous periods.

In October 2009 the Company obtained amended agreements from substantially all of the participating banks that comply with sale accounting treatment. As a result, the Company expects to eliminate the participated loans, net of the allowance for losses, and the related liability from its consolidated balance sheet, and is expected to recognize an additional gain from the extinguishment of debt of approximately $1.1 million in the fourth quarter of 2009. The overall effect of these adjustments by December 31, 2009 is expected to be neutral to the Company’s financial results and key ratios. For comparative purposes, the affected prior period results, excluding Tier 1 and Total Risk-based capital ratios, have been revised. The impact of the error on key ratios is presented below. The error is described in more detail in Note 1 – Summary of Significant Accounting Policies.

	As of			As of
	September 30, 2009			December 31, 2008
	Excluding
	Loan	Loan			Loan
	Participation	Participations		As originally	Participations
	Impact	Impact	As reported	reported	Impact	As revised
Nonperforming loans to total loans	2.38%	-0.16%	2.22%	1.50%	0.11%	1.61%
Nonperforming assets to total assets	2.80%	-0.17%	2.63%	1.92%	0.06%	1.98%
Allowance for loan losses to total loans	2.30%	-0.17%	2.13%	1.58%	-0.04%	1.54%
Tangible common equity to tangible assets	5.71%	-0.57%	5.14%	6.07%	-0.69%	5.38%

	For the three months ended			For the nine months ended
	September 30, 2009			September 30, 2009
Excluding
	Loan	Loan			Loan
	Participation	Participations		As originally	Participations
	Impact	Impact	As reported	reported	Impact	As revised
Net interest rate margin (fully tax equivalent)	3.26%	-0.29%	2.97%	3.33%	-0.30%	3.03%
Net charge-offs to average loans (annualized)	1.31%	-0.15%	1.16%	1.24%	0.04%	1.28%

For the nine months ended September 30, 2009, the Company reported a net loss of $47.1 million, or $3.81 per fully diluted share, compared to net income of $7.2 million, or $0.56 per fully diluted share in the same period of 2008. The year-to-date net loss was attributable to a $45.4 million non-cash accounting charge to eliminate goodwill related to our Banking reporting unit and loan loss provision totaling $32.0 million in the first nine months of 2009 compared to $10.2 million in the same period of 2008.

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

We are presenting operating earnings (loss) figures, which are not financial measures as defined under U.S. GAAP, because we believe adjusting our results to exclude loan loss provision expenses, impairment charges, special FDIC assessments and unusual gains or losses provides shareholders with a more comparable basis for evaluating our period-to-period operating results and financial performance. Below is a reconciliation of U.S. GAAP (loss) income before income taxes to operating earnings for all quarters of 2009 along with the one year ago quarter.

Our third quarter results reflect a continuation of several favorable trends established during the first half of the year. Our operating earnings, absent the unusually high provision expense and unusual charges and gains of the past few quarters, continue to grow. Third quarter operating earnings were up 4% over the second quarter and 7% over the first quarter. Liquidity also continues to improve. Core deposits continued to increase in the third quarter and have risen 13% since year-end.

	For the Quarter Ended
	Sep 30,	Jun 30,	Mar 30,	Sep 30,
(In thousands)	2009	2009	2009	2008
U.S. GAAP income (loss) before income tax	$6,874	$(2,077)	$(54,219)	$2,084
Goodwill impairment charge	-	-	45,377	5,900
Sale of Kansas City nonstrategic branch/charter	-	-	-	(2,840)
Sale of other real estate	(86)	2	(59)	(242)
Sale of securities	-	(636)	(316)	-
Retention payment	-	-	-	125
Gain on extinguishment of debt	(5,326)	-	-	-
FDIC special assessment (included in Other noninterest expense)	(202)	1,100	-	-
Operating earnings (loss) before income tax	1,260	(1,611)	(9,217)	5,027
Provision for loan losses	6,480	9,073	16,459	3,007
Operating earnings before income taxes and provision for loan losses	$7,740	$7,462	$7,242	$8,034

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 9 – Segment Reporting.

Banking Segment

  Loan growth – At September 30, 2009, portfolio loans were $2.11 billion, a decrease of $88.0 million, or 4%, from December 31, 2008. Portfolio loans decreased by $11.0 million, or 1%, from September 30, 2008 and $23.0 million, or 1%, from June 30, 2009. The decrease from year end is primarily due to clients paying down their lines, weak new loan demand and charge-offs. Enterprise continues to pursue prudent lending opportunities to support local economic activity, with new loan approvals of $272.0 since the issuance of preferred stock to the U.S. Treasury in December 2008.

  Deposit growth – Total deposits were $1.85 billion at September 30, 2009, an increase of $61.0 million, or 3%, from December 31, 2008. Total deposits increased $166.0 million, or 10%, from September 30, 2008 and $94.0 million, and 5%, from June 30, 2009. Brokered deposits declined $128.0 million from December 31, 2008. Excluding brokered certificates of deposit, “core” deposits grew $302.0 million, or 22%, from a year ago, and $123.0 million, or 8%, during the quarter. Core deposits include certificates of deposit sold to clients through the reciprocal CDARS program. As of September 30, 2009, Enterprise had $133.0 million of reciprocal CDARS deposits outstanding compared to $60.0 million at December 31, 2008.

  For the third quarter of 2009, brokered certificates of deposit represented 11% of total deposits on average. For the quarter ended December 31, 2008, brokered deposits represented 20% of total deposits on average and 20% for the third quarter of 2008. Non-interest bearing demand deposits represented 14% of total deposits at September 30, 2009, December 31, 2008, and September 30, 2008. In January, we adjusted our incentive programs to focus our associates on deposit gathering efforts. The Company’s goal is to drive core deposit growth through relationship selling while at the same time effectively managing the overall cost of funds.

  Asset quality – Loan loss provision for the third quarter of 2009 was $6.5 million compared to $9.1 million in the second quarter of 2009 and $3.0 million in the third quarter of 2008. The lower loan loss provision in the third quarter compared to the second quarter was due to fewer risk rating downgrades and leveling off of nonperforming loans. The Company continues to monitor loan portfolio risk closely and expects nonperforming asset levels to remain elevated. See Provision for Loan Losses and Nonperforming Assets below for more information.

  Liquidity – During the third quarter of 2009, we continued to strengthen our liquidity position by reducing brokered time deposits by $28.0 million and increasing our interest-bearing deposits by $80 million. In addition, we also increased our investment portfolio by $42.0 million.

Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $2.9 million in the third quarter of 2009, a decrease of $312,000, or 10%, from the same quarter of 2008. On a year-to-date basis, fee income from the Wealth Management segment, including results from state tax credit brokerage activity, was $8.5 million, a $983,000, or 10%, decrease from the same period in 2008. See Noninterest Income in this section for more information.

Net Interest Income
The Enterprise prime rate remained at 4.00% during the third quarter, and we continued to incorporate floors and increase spreads on our new and renewing loans. We expect to experience continued favorable repricing on maturing certificates of deposit.

Three months ended September 30, 2009 and 2008
Net interest income (on a tax-equivalent basis) was $17.9 million for the three months ended September 30, 2009 compared to $16.8 million for the same period of 2008, an increase of $1.1 million, or 6%. Total interest income decreased $0.9 million offset by a decrease in total interest expense of $2.0 million.

Average interest-earning assets increased $205.3 million, or 9%, to $2.387 billion for the quarter ended September 30, 2009 compared to $2.183 billion for the quarter ended September 30, 2008. Loans increased $65.0 million, or 3%, to $2.123 billion. Investment securities increased $65.0 million, or 55%, to $182.7 million. Short-term investments, including cash balances at the Federal Reserve, increased $75.3 million to $80.9 million compared to $5.6 million in the same period of 2008. Interest income on loans increased $1.0 million from growth, but was offset by a decrease of $2.0 million due to the impact of lower rates, for a net decrease of $1.0 million versus the third quarter of 2008.

For the quarter ended September 30, 2009, average interest-bearing liabilities increased $119.8 million, or 6%, to $2.067 billion compared to $1.947 billion for the quarter ended September 30, 2008. The growth in interest-bearing liabilities resulted from a $176.5 million increase in core deposits, a $31.2 million decrease in net brokered certificates of deposit, and a $28.2 million increase in subordinated debentures, offset by a decrease of $53.7 million in borrowed funds including FHLB advances and fed funds purchased. For the third quarter of 2009, interest expense on interest-bearing liabilities increased $1.4 million due to growth; while the impact of declining rates decreased interest expense on interest-bearing liabilities by $3.3 million versus third quarter of 2008, for a net decrease of $1.9 million.

The tax-equivalent net interest rate margin was 2.97% for the third quarter of 2009 compared to 3.07% for the same period of 2008. The decline in the margin was due to sharply falling interest rates, increased levels of nonperforming assets, and a higher concentration of earnings assets at lower rates. Higher average levels of nonperforming loans reduced the net interest rate margin by approximately 0.13% in the third quarter of 2009 compared to a reduction of 0.07% in the third quarter of 2008. The net interest margin for the third quarter was 13 basis points lower than in the second quarter of 2009. The decrease in margin was a result of higher levels of short-term investments and debt and equity securities that offset the effects of improved loan yields and reduced costs of liabilities.

Nine months ended September 30, 2009 and 2008
Net interest income (on a tax-equivalent basis) was $53.2 million for the nine months ended September 30, 2009 compared to $50.2 million for the same period of 2008, an increase of $3.0 million, or 6%. Total interest income decreased $4.3 million and was offset by a decrease in total interest expense of $7.3 million.

Average interest-earning assets increased $271.3 million, or 13%, to $2.348 billion for the nine months ended September 30, 2009 compared to $2.077 billion for the same period of 2008. Loans accounted for the majority of the growth, increasing by $216.9 million, or 11%, to $2.168 billion. Investments in debt and equity securities increased $31.7 million, or 28%, to $144.5 million. Short-term investments increased $22.8 million, from $12.1 million to $34.9 million.

For the nine months ended September 30, 2009, average interest-bearing liabilities increased $213.1 million, or 12%, to $2.052 billion compared to $1.839 billion for the same period of 2008. The growth in interest-bearing liabilities resulted primarily from increases to core time deposits and brokered deposits, offset by a decrease in money market balances.

The tax-equivalent net interest rate margin was 3.03% for the nine months ended September 30, 2009, compared to 3.23% for the same period of 2008. The reasons for the decline are similar to those described above.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,066,394	$27,872	5.35%	$2,017,032	$29,420	5.80%
Tax-exempt loans (2)	56,586	1,380	9.68	40,938	951	9.24
Total loans	2,122,980	29,252	5.47	2,057,970	30,371	5.87
Taxable investments in debt and equity securities	182,149	1,526	3.32	116,930	1,393	4.74
Non-taxable investments in debt and equity
securities (2)	569	9	6.28	766	12	6.23
Short-term investments	80,877	35	0.17	5,626	30	2.12
Total securities and short-term investments	263,595	1,570	2.36	123,322	1,435	4.63
Total interest-earning assets	2,386,575	30,822	5.12	2,181,292	31,806	5.80
Non-interest-earning assets:
Cash and due from banks	16,868			38,282
Other assets	134,944			166,656
Allowance for loan losses	(45,224)			(27,547)
Total assets	$2,493,163			$2,358,683

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$119,315	$165	0.55%	$118,455	$359	1.21%
Money market accounts	625,952	1,535	0.97	682,741	3,165	1.84
Savings	9,272	9	0.39	8,748	11	0.50
Certificates of deposit	820,825	5,892	2.85	620,145	6,229	4.00
Total interest-bearing deposits	1,575,364	7,601	1.91	1,430,089	9,764	2.72
Subordinated debentures	85,081	1,267	5.91	56,834	805	5.63
Borrowed funds	406,728	4,063	3.96	460,460	4,302	3.72
Total interest-bearing liabilities	2,067,173	12,931	2.48	1,947,383	14,871	3.04
Noninterest bearing liabilities:
Demand deposits	250,866			215,309
Other liabilities	8,950			10,920
Total liabilities	2,326,989			2,173,612
Shareholders' equity	166,174			185,071
Total liabilities & shareholders' equity	$2,493,163			$2,358,683
Net interest income		$17,891			$16,935
Net interest spread			2.64%			2.76%
Net interest rate margin (3)			2.97			3.09

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $274,000 and $167,000 for the quarters ended September 30, 2009 and 2008, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $506,000 and $351,000 for the quarters ended September 30, 2009 and 2008, respectively.
(3)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,109,542	$83,814	5.31%	$1,913,527	$89,713	6.26%
Tax-exempt loans (2)	58,942	4,098	9.30	38,045	2,561	8.99
Total loans	2,168,484	87,912	5.42	1,951,572	92,274	6.32
Taxable investments in debt and equity securities	143,880	3,972	3.69	112,020	3,954	4.71
Non-taxable investments in debt and equity
securities (2)	623	29	6.22	818	37	6.04
Short-term investments	34,926	71	0.27	12,145	251	2.76
Total securities and short-term investments	179,429	4,072	3.03	124,983	4,242	4.53
Total interest-earning assets	2,347,913	91,984	5.24	2,076,555	96,516	6.21
Noninterest-earning assets:
Cash and due from banks	28,899			40,319
Other assets	146,357			158,364
Allowance for loan losses	(42,117)			(25,537)
Total assets	$2,481,052			$2,249,701

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$120,767	$507	0.56%	$123,357	1,301	1.41%
Money market accounts	626,454	4,558	0.97	691,854	11,288	2.18
Savings	9,239	27	0.39	10,164	47	0.62
Certificates of deposit	767,514	17,982	3.13	548,669	17,944	4.37
Total interest-bearing deposits	1,523,974	23,074	2.02	1,374,044	30,580	2.97
Subordinated debentures	85,081	3,928	6.17	56,816	2,551	6.00
Borrowed funds	443,183	11,744	3.54	408,272	12,912	4.22
Total interest-bearing liabilities	2,052,238	38,746	2.52	1,839,132	46,043	3.34
Noninterest-bearing liabilities:
Demand deposits	240,148			218,270
Other liabilities	8,182			12,268
Total liabilities	2,300,568			2,069,670
Shareholders' equity	180,484			180,031
Total liabilities & shareholders' equity	$2,481,052			$2,249,701
Net interest income		$53,238			$50,473
Net interest spread			2.72%			2.87%
Net interest rate margin (3)			3.03			3.25

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,071,000 and $866,000 for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $1,504,000 and $947,000 for the nine months ended September 30, 2009 and 2008, respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2009 compared to 2008
	3 month			9 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$728	$(2,276)	$(1,548)	$8,586	$(14,485)	$(5,899)
Nontaxable loans (3)	382	47	429	1,448	89	1,537
Taxable investments in debt
and equity securities	630	(497)	133	983	(965)	18
Nontaxable investments in debt
and equity securities (3)	(3)	-	(3)	(9)	1	(8)
Short-term investments	57	(52)	5	184	(364)	(180)
Total interest-earning assets	$1,794	$(2,778)	$(984)	$11,192	$(15,724)	$(4,532)

Interest paid on:
Interest-bearing transaction accounts	$3	$(197)	$(194)	$(26)	$(768)	$(794)
Money market accounts	(244)	(1,386)	(1,630)	(981)	(5,749)	(6,730)
Savings	1	(3)	(2)	(4)	(16)	(20)
Certificates of deposit	1,723	(2,060)	(337)	5,958	(5,920)	38
Subordinated debentures	421	41	462	1,301	76	1,377
Borrowed funds	(517)	278	(239)	1,037	(2,205)	(1,168)
Total interest-bearing liabilities	1,387	(3,327)	(1,940)	7,285	(14,582)	(7,297)
Net interest income	$407	$549	$956	$3,907	$(1,142)	$2,765

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses and Nonperforming Assets

The provision for loan losses in the third quarter of 2009 was $6.5 million compared to $9.1 million in the second quarter of 2009 and $3.0 million in the third quarter of 2008. The lower loan loss provision in the third quarter compared to second quarter is due to fewer risk rating downgrades and a leveling off of nonperforming loans. The allowance for loan losses as a percentage of total loans was 2.13% at September 30, 2009 compared to 1.54% at December 31, 2008 and 1.34% at September 30, 2008. Management believes that the allowance for loan losses is adequate.

For the third quarter of 2009, the Company recorded net charge-offs of $6.2 million, or 1.16%, of average portfolio loans on an annualized basis, compared to $6.5 million, or 1.22%, for the second quarter of 2009 and $1.1 million, or 0.22%, for the third quarter of 2008. Approximately 64% of the charge-offs in the third quarter of 2009 were related to residential real estate loans, 34% related to commercial real estate loans and less than 2% related to commercial and industrial loans.

At September 30, 2009, nonperforming loans were $47.0 million, or 2.22%, of total loans. This compares to $35.5 million, or 1.61%, at December 31, 2008 and $31.9 million, or 1.50%, at September 30, 2008. The $47.0 million balance is comprised of approximately 32 relationships with the largest being a $7.8 million loan secured by a retail strip center. Seven relationships comprise more than 50% of the nonperforming loans. Approximately 54% of the nonperforming loans are located in the Kansas City region, which we believe has encountered a more difficult residential sale environment. As previously noted, because Kansas is a judicial foreclosure state, all foreclosures must be processed through the Kansas state courts. Until the court confirms that the nonperforming loan is in default, we can take no action against the borrower or foreclose on the property. Due to this process, it takes approximately one year for us to foreclose on real estate secured collateral located in the State of Kansas.

Nonperforming loans (“NPL”) at by industry segment were:

	September 30, 2009		June 30, 2009		December 31, 2008
		% of		% of		% of
	NPL	Total	NPL	Total	NPL	Total
Commercial Real Estate	$19.5	41.5%	$28.9	52.8%	$21.9	61.8%
Residential Construction/Land
Acquisition and Development	24.6	52.4%	23.6	43.2%	11.8	33.3%
Commercial and Industrial	2.9	6.1%	2.2	4.0%	1.7	4.7%
Other	--	--	--	--	0.1	0.2%
	$47.0	100.0%	$54.7	100.0%	$35.5	100.0%

Other real estate was $19.3 million at September 30, 2009 compared to $13.9 million at December 31, 2008. The following table summarizes the changes in Other real estate since December 31, 2008.

	2009
	3rd Quarter	2nd Quarter	1st Quarter	Year-to-date
Other real estate at beginning of period	$16,053	$13,251	$13,868	$13,868
Additions and expenses capitalized
to prepare property for sale	9,915	11,788	1,155	22,858
Writedowns in fair value	(688)	(506)	(608)	(1,802)
Sales	(6,007)	(8,480)	(1,164)	(15,651)
Other real estate at end of period	$19,273	$16,053	$13,251	$19,273

Residential lots and completed homes represented 34% of the Other real estate at September 30, 2009. Of the total Other real estate, 77%, or 25 properties, are located in the Kansas City region and 23%, or 14 properties, are located in the St. Louis region.

Included in the third quarter additions are a $5.0 million medical office building, a $1.9 million retail center, and a $1.2 million retail center. The majority of the Other real estate added in the third quarter were primarily Kansas-based properties.

Since December 31, 2008, we have recorded $1.8 million of fair value declines on 20 properties held in Other real estate. The decline in fair value on these properties was recorded to Other expenses in the 2009 consolidated statement of operations.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Allowance at beginning of period	$44,768	$26,684	$33,808	$22,584
Reduction of allowance from sale of charter	-	(50)	-	(50)
Loans charged off:
Commercial and industrial	189	89	2,655	121
Real estate:
Commercial	2,170	497	7,604	832
Construction	2,418	506	7,535	1,530
Residential	1,928	66	3,571	1,998
Consumer and other	-	(2)	43	11
Total loans charged off	6,705	1,156	21,408	4,492
Recoveries of loans previously charged off:
Commercial and industrial	30	7	35	57
Real estate:
Commercial	96	-	162	-
Construction	2	25	5	152
Residential	347	-	393	43
Consumer and other	1	-	12	9
Total recoveries of loans	476	32	607	261
Net loan chargeoffs	6,229	1,124	20,801	4,231
Provision for loan losses	6,480	3,007	32,012	10,214

Allowance at end of period	$45,019	$28,517	$45,019	$28,517

Average loans	$2,122,980	$2,057,970	$2,168,484	$1,951,572
Total portfolio loans	2,113,365	2,124,255	2,113,365	2,124,255
Nonperforming loans	46,982	31,898	46,982	31,898

Net chargeoffs to average loans (annualized)	1.16%	0.22%	1.28%	0.29%
Allowance for loan losses to loans	2.13	1.34	2.13	1.34

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	September 30	December 31
(in thousands)	2009	2008
Non-accrual loans	$46,982	$35,487
Loans past due 90 days or more
and still accruing interest	-	-
Restructured loans	-	-
Total nonperforming loans	46,982	35,487
Foreclosed property	19,273	13,868
Total nonperforming assets	$66,255	$49,355

Total assets	$2,518,625	$2,493,767
Total loans	2,113,365	2,201,457
Total loans plus foreclosed property	2,132,638	2,215,325

Nonperforming loans to total loans	2.22%	1.61%
Nonperforming assets to total loans plus
foreclosed property	3.11	2.23
Nonperforming assets to total assets	2.63	1.98

Allowance for loan losses to nonperforming loan	96.00%	95.00%

Noninterest Income
Noninterest income was $9.9 million for the three months ended September 30, 2009, an increase of $2.3 million or 30%, compared to the same period in 2008. The increase is primarily due to the $5.3 million pre-tax gain from the extinguishment of debt during the third quarter of 2009. See Note 1 – Summary of Significant Accounting Policies for more information. The 2008 results include a $2.8 million pre-tax gain on the sale of the Great American charter along with the Desoto Kansas branch. Excluding these amounts, noninterest income decreased $177,000 or 4%. The decrease is mainly due to lower Wealth Management revenues offset by gains from the state tax credit activities.

For the nine months ended September 30, 2009, noninterest income increased $2.0 million, or 12%, from the same period in 2008. The 2008 results include a $3.4 million pre-tax gain on the sale of branches. Excluding this amount, and the pre-tax gain from the extinguishment of debt, noninterest income increased $115,000 or 1% in 2009.

  Wealth Management revenue – For the three months ended September 30, 2009, Wealth Management revenue decreased $630,000, or 24%, compared to the same period in 2008. Wealth Management revenue decreased $375,000, or 5%, on a year-to-date basis from the same period in 2008.
  Trust revenues – For the third quarter of 2009, Trust revenues declined $310,000, or 21% compared to the same quarter in 2008. Revenues for the nine months ended September 30, 2009 from the Trust division decreased $1.0 million, or 22%, from the same period in 2008. The revenue declines are primarily due to lower asset values due to client turnover and adverse financial markets. The Company recently hired a new head of its advisory sales group and three additional experienced advisors and continues to recruit aggressively in all three Enterprise markets. Trust assets under administration were $1.2 billion at both September 30, 2009 and December 31, 2008 and decreased from $1.5 billion one year ago.

  Millennium – Millennium revenues declined $320,000 or 27% in the third quarter of 2009 compared to the third quarter of 2008. The decline was primarily due to the recessionary economic environment and tighter insurance carrier underwriting standards. Millennium revenues increased $647,000, or 19%, in the nine months ended September 30, 2009 compared to the same period last year. The increase was due to the successful settlement of several large insurance cases in the first quarter of 2009. MBG has experienced wider margins as compared to the year ago period as it takes advantage of better pricing opportunities in the current market. While market conditions remain difficult, we continue to examine strategic alternatives for Millennium.
  Service charges on deposit accounts – Increased Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges earned.

  Sale of other real estate – For the quarter ended September 30, 2009, we sold $6.0 million of Other real estate for a gain of $86,000. Year-to-date through September 30, 2009 we sold $15.7 million of Other real estate for a net gain of $143,000. For the year-to-date period in 2008, we sold $6.2 million of Other real estate for a net gain of $584,000.

  State tax credit brokerage activities – For the quarter ended September 30, 2009, we recorded a $910,000 gain compared to a $593,000 gain in the third quarter of 2008. Gains of $184,000 from the sale of state tax credits to clients and a fair value adjustment of $914,000 were offset by a $188,000 negative fair value adjustment on the interest rate caps used to economically hedge the tax credits. For the nine months ended September 30, 2009, we recorded a $973,000 gain on state tax credit activity compared to a $1.6 million gain in the first nine months of 2008. See Note 6 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more detailed information on the fair value treatment of the state tax credits, see Note 19 – Fair Value Measurements in our Annual Report on Form 10-K for the year ended December 31, 2008.

  Sale of investment securities – In the first half of 2009, given the anticipated acceleration in prepayments on mortgage-backed securities and resultant loss in fair value, we elected to sell and reinvest a portion of our investment portfolio. During the first six months of 2009, we sold approximately $49.0 million of agency mortgage backed securities realizing a gain of $952,000 on these sales. In addition, we executed a leverage strategy whereby we borrowed $20.0 million from the FHLB at a weighted average rate of 2.06% for a term of approximately 31 months. With the proceeds from the securities sales, the FHLB advance and other excess cash, we purchased approximately $172.0 million of fixed rate agency mortgage backed and floating rate Small Business Administration securities in 2009. At September 30, 2009, we had approximately $133.4 million of securities that could be pledged or sold to enhance liquidity, if necessary.

  Extinguishment of debt – For the quarter ended September 30, 2009 we recorded a $5.3 million pre-tax gain from the extinguishment of debt resulting from the foreclosure of one of our participated loans. See Note 1 – Summary of Significant Accounting Policies for more information on the accounting treatment of the loan participations.

Noninterest Expense
Noninterest expense decreased $5.2 million or 27%, for the three months ended September 30, 2009 compared to the same period in 2008. The decrease is primarily due to a $5.9 million goodwill impairment charge associated with Millennium in the third quarter of 2008. Excluding the goodwill impairment charge, noninterest expenses increased $746,000, or 6%, compared to third quarter of 2008. The increase is primarily due to a $927,000 increase from Loan legal and other real estate expenses related to nonperforming assets. This increase was offset by a $375,000 decrease in salaries and benefits due to staff reductions and lower producer compensation in Millennium.

For the nine months ended September 30, 2009, noninterest expense increased $43.1 million or 94% from prior year. The increase is due to $45.4 million and $5.9 million of impairment charges related to the banking segment and Millennium, respectively.

Excluding the goodwill impairment charges, noninterest expenses were $43.4 million during the nine months ended September 30, 2009, an increase of $3.6 million, or 9%, from the same period in 2008. The year-over-year increase includes additional FDIC premiums of $2.2 million due to the FDIC special assessment and newly implemented rate structure and $2.9 million of legal and other real estate expenses related to nonperforming assets. These increases are offset by a $1.9 million decrease in salaries and benefits due to staff reductions and reduced incentive compensation.

For the three and nine months ended September 30, 2009, increases in Occupancy expenses were primarily due to expenses related to a new Wealth Management location which was occupied in the fourth quarter of 2008.

For the nine months ended September 30, 2009, Amortization of intangibles decreased $288,000 due to a lower carrying value on the customer related intangible that resulted from the Millennium impairment charge in the fourth quarter of 2008.

The Company’s efficiency ratio in the third quarter of 2009 was 51% compared to 79% in the third quarter of 2008. Absent the gain on extinguishment of debt in the third quarter of 2009 and the branch sale gain and impairment charges in the third quarter of 2008, the efficiency ratio was 64% and 62%, respectively. For the nine months ended September 30, 2009 and 2008, the efficiency ratio is 124% and 68%, respectively. Absent the gain on extinguishment of debt in 2009 and the branch sale gains and impairment charges in 2008, the year-to-date efficiency ratio was 66% and 72%, respectively.

On September 29, 2009, the FDIC announced that at on December 29, 2009, insured institutions will be required to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. We expect the prepayment amount will be approximately $11.0 million. To account for the prepayments, the entire amount of the prepaid FDIC assessment will be recorded as an asset (prepaid expense) on December 29, 2009 and expensed over the subsequent three years.

Income Taxes
Generally, the provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book versus tax differences and tax credits. However, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be used. In the third quarter of 2009, the Company concluded that minor changes in the Company’s 2009 estimated pre-tax results and projected permanent items produced significant variability in the estimated annual effective tax rate, and thus, the estimated rate may not be reliable. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. We re-evaluate the combined federal and state income tax rates each quarter. Therefore, the current projected effective tax rate for the entire year may change.

For the three months ended September 30, 2009, the Company’s income tax expense, which includes both federal and state taxes, was $2.2 million compared to $882,000 for the same period in 2008. For the nine months ended September 30, 2009, the income tax benefit was $2.3 million compared to an income tax expense of $4.1 million for the same period in 2008. The combined federal and state effective income tax rates for the three and nine months ended September 30, 2009 were 31.8% and 4.7%, respectively, compared to 42.3% and 36.1% for the same periods in 2008. Our income tax provision in the first nine months of 2009 reflects the impact of the $45.4 million goodwill impairment charge, which is not tax deductible. The change in the effective tax rate year over year is primarily the result of the nondeductible goodwill impairment charge and other permanent differences related to tax exempt interest and federal tax credits.

The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management has determined, based on all positive and negative evidence, that the Company’s deferred tax asset at September 30, 2009 is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources
Liquidity management
Increasing our liquidity position is a key initiative for us during 2009. The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, lines of credit with major banks, the Federal Reserve and the FHLB, the ability to acquire brokered deposits and the ability to sell loan participations to other banks.

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

On December 12, 2008, we completed a private placement of $25.0 million in Convertible Trust Preferred Securities that qualify as Tier II regulatory capital until they would convert to EFSC common stock. We also received $35.0 million from the U.S. Treasury under the Capital Purchase Program on December 19, 2008.

As of December 31, 2008, $20.0 million of the capital funds were used to pay off the Company’s line of credit and term loan. Our line of credit with a major bank was closed during the first quarter of 2009. In December 2008, we also injected $18.0 million into Enterprise to support continued loan growth and bolster its capital ratios.

As of September 30, 2009, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Management believes our current level of cash at the holding company of approximately $17.0 million will be sufficient to meet all projected cash needs in 2009.

On June 17, 2009, the Company filed a Shelf Registration statement on Form S-3 for up to $35 million of certain types of our securities. Proceeds from an offering would be used for capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital, to make acquisitions, or for general corporate purposes. The Registration became effective on July 1, 2009. We are sensitive to the dilution a stock offering may have on our shareholders and therefore, are carefully monitoring the equity markets.

Enterprise liquidity
Enterprise is subject to State and FDIC regulations, which among other things may limit its ability to pay dividends or transfer funds to the parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

During the third quarter of 2009, we continued to strengthen our liquidity position. Core deposit balances increased $122.8 million, including $94.9 million in certificates of deposit, both from the CDARS program and our own CDs. Loan balances declined $21.0 million as loan clients continued using their cash to paydown outstanding loans. The increase in core deposits along with the reduced loan funding requirements enabled us to reduce brokered time deposits by $28.5 million and short-term borrowings by $22.2 million. In addition, we increased our investment portfolio by $42.0 million and increased cash reserves by $48.0 million.

Enterprise has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2009, Enterprise could borrow an additional $121.7 million from the FHLB of Des Moines under blanket loan pledges and an additional $290.6 million from the Federal Reserve Bank under a pledged loan agreement. Enterprise has unsecured federal funds lines with three correspondent banks totaling $30.0 million at September 30, 2009.

As of September 30, 2009, of the $197.5 million of the securities available for sale, $64.1 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining $133.4 million could be pledged or sold to enhance liquidity, if necessary.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of September 30, 2009, the Bank had $133.0 million of reciprocal CDARS deposits outstanding. In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At September 30, 2009, we had no outstanding “one-way buy” deposits.

Finally, because the bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At September 30, 2009, we had $207.6 million of brokered certificates of deposit outstanding compared to $336.0 million outstanding at December 31, 2008, a decrease of $128.4 million.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $468.0 million in unused loan commitments as of September 30, 2009. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliate to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of September 30, 2009 and December 31, 2008, that the Company and its banking affiliates meet all capital adequacy requirements to which they are subject.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At Sept 30	At December 31
(Dollars in thousands)	2009	2008
Tier I capital to risk weighted assets	7.54%	8.89%
Total capital to risk weighted assets	11.87%	12.81%
Leverage ratio (Tier I capital to average assets)	6.97%	8.67%
Tangible common equity to tangible assets	5.14%	6.07%
Tier I capital	$171,481	$190,254
Total risk-based capital	$269,926	$273,977

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

New Accounting Standards
In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing” (formerly FASB No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this standard will have on our financial position, results of operations, cash flows or disclosures.

In June 2009, the FASB issued FASB No. 167, Amendments to FASB Interpretation No. 46(R) (“FASB 167”) which has not yet been codified in the ASC. FASB 167 amends Interpretation No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FASB 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FASB 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of FASB 167 will have on our financial position, results of operations, cash flows or disclosures.

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

Interest rate simulations for September 30, 2009 demonstrate that a rising rate environment will initially have a negative impact on net interest income because the Enterprise prime rate is set higher than the market prime rate and will not increase with the cost of our deposits and other interest-bearing liabilities.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2009.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$70,790	$39,308	$24,090	$10,520	$787	$52,026	$197,521
Other investments	-	-	-	-		13,548	13,548
Interest-bearing deposits	82,651	-	-	-	-	-	82,651
Federal funds sold	1,771	-	-	-	-	-	1,771
Loans (1)	1,476,673	203,065	135,952	199,357	5,373	92,945	2,113,365
Loans held for sale	2,130	-	-	-	-	-	2,130
Total interest-earning assets	$1,634,015	$242,373	$160,042	$209,877	$6,160	$158,519	$2,410,986

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$757,542	$-	$-	$-	$-	$-	$757,542
Certificates of deposit	634,083	147,700	28,526	13,760	96	14,023	838,188
Subordinated debentures	32,064	10,310	14,433	-	28,274	-	85,081
Other borrowings	351,156	20,396	22,096	87	7	10,368	404,110
Total interest-bearing liabilities	$1,774,845	$178,406	$65,055	$13,847	$28,377	$24,391	$2,084,921

Interest-sensitivity GAP
GAP by period	$(140,830)	$63,967	$94,987	$196,030	$(22,217)	$134,128	$326,065
Cumulative GAP	$(140,830)	$(76,863)	$18,124	$214,154	$191,937	$326,065	$326,065
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.92	1.36	2.46	15.16	0.22	6.50	1.16
Cumulative GAP as of September 30, 2009	0.92	0.96	1.01	1.11	1.09	1.16	1.16

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 6, 2009.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer