Form 10-K
period 2009-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2010-03-16
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-7 (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: [ ]	Accelerated filer: [X]	Non-accelerated filer: [ ]	Smaller Reporting Company: [ ]
(Other than a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes [   ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $123,481,194 based on the closing price of the common stock of $9.01 on March 1, 2010, as reported by the NASDAQ Global Select Market.

As of March 1, 2010, the Registrant had 14,851,609 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the
2010 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2009.

ENTERPRISE FINANCIAL SERVICES CORP
2009 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could” and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulations or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; or technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors”, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Our acquisitions could cause results to differ from expected results due to costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (the “SEC”) which are available on our website at www.enterprisebank.com.

PART I

ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or “the Company” or “EFSC”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri. The Company provides a full range of banking and wealth management services to individuals and business customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise” or “the Bank”). Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105 and our telephone number is (314) 725-5500.

On December 11, 2009, Enterprise entered into a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Valley Capital Bank, a full service community bank that was headquartered in Mesa, Arizona. Under the terms of the agreement, we acquired tangible assets with an estimated fair value of approximately $42.4 million and assumed liabilities with an estimated fair value of approximately $43.4 million. Under the loss sharing agreement, Enterprise will share in the losses on assets covered under the agreement (”Covered Assets”). The FDIC has agreed to reimburse Enterprise for 80 percent of the losses on Covered Assets up to $11,000,000 and 95 percent of the losses on Covered Assets exceeding $11,000,000. Reimbursement for losses on single family one-to-four residential mortgage loans are made quarterly until December 31, 2019 and reimbursement for losses on non-single family one-to-four residential mortgage loans are made quarterly until December 31, 2014. The reimbursable losses from the FDIC are based on the book value of the acquired loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, December 11, 2009.

On January 20, 2010, we sold our life insurance subsidiary, Millennium Brokerage Group, LLC (“Millennium”), for $4.0 million in cash. Enterprise acquired 60% of Millennium in October 2005 and acquired the remaining 40% in December 2007. As a result of the sale, Millennium is reported as a discontinued operation for all periods presented herein.

On January 25, 2010, the Company completed the sale of 1,931,610 shares, or $15.0 million of its common stock in a private placement offering. We intend to use the net proceeds of the offering for general corporate purposes, which may include, without limitation, providing capital to support the growth of our subsidiaries and other strategic business opportunities in our market areas, including FDIC-assisted transactions. We may also seek the approval of our regulators to utilize the proceeds of this offering and other cash available to us to repurchase all or a portion of the securities that we issued to the United States Department of the Treasury (the “U.S. Treasury”).

On December 19, 2008, pursuant to the Capital Purchase Program (“CPP” or the “Capital Purchase Program”) established by the U. S. Treasury, EFSC issued and sold to the Treasury for an aggregate purchase price of $35.0 million in cash (i) 35,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 324,074 shares of common stock, par value $.01 per share, of EFSC, at an initial exercise price of $16.20 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

Available Information
Our website is www.enterprisebank.com. Various reports provided to the SEC including our annual reports, quarterly reports, current reports and proxy statements are available free of charge on our website. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

The wealth management line of business includes the Company’s trust operations and Missouri state tax credit brokerage activities. Enterprise Trust, a division of Enterprise (“Enterprise Trust” or “Trust”) provides financial planning, advisory, investment management and trust services to our target markets. Business financial services are focused in the areas of retirement plans, management compensation and management succession planning. Personal advisory services include estate planning, financial planning, business succession planning and retirement planning services. Investment management and fiduciary services are provided to individuals, businesses, institutions and nonprofit organizations. State tax credit brokerage activities consist of the acquisition of Missouri state tax credit assets and sale of these tax credits to clients.

Key success factors in pursuing our strategy include a focused and relationship-oriented distribution and sales approach, emphasis on growing wealth management revenues, aggressive credit and interest rate risk management, advanced technology and tightly managed expense growth.

Building long-term client relationships – Our historical growth strategy has been largely client relationship driven. We continuously seek to add clients who fit our target market of business owners and associated families. Those relationships are maintained, cultivated and expanded over time. This strategy enables us to attract clients with significant and growing borrowing needs, and maintain those relationships as they grow. Our banking officers are typically highly experienced. As a result of our long-term relationship orientation, we are able to fund loan growth primarily with core deposits from our business and professional clients. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), the Federal Reserve, and by issuing brokered certificates of deposits, priced at or below alternative cost of funds.

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

Maintaining asset quality – Senior management and the head of credit administration monitor our asset quality through regular reviews of loans. In addition, the Bank’s loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the audit committee of our board of directors.

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

St. Louis
The Company has four Enterprise banking facilities in the St. Louis metropolitan area. The St. Louis region enjoys a stable, diverse economic base and is ranked the 19th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and over 50,000 households with investible assets of $1.0 million or more. We are the largest publicly-held, locally headquartered bank in this market.

Kansas City
At December 31, 2009, the Company had seven banking facilities in the Kansas City Market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and over 35,000 households with investible assets of $1.0 million or more. To more efficiently deploy our resources, on February 28, 2008, we sold the Enterprise branch in Liberty, Missouri and on July 31, 2008, we sold the Kansas state bank charter of Great American along with the DeSoto, Kansas branch. See Item 8, Note 3 – Acquisitions and Divestitures for more information.

Phoenix
On December 11, 2009, Enterprise acquired certain assets and assumed certain liabilities of Valley Capital Bank in Mesa, Arizona in an FDIC-assisted transaction. The single location opened on December 14, 2009 as an Enterprise branch. After receiving regulatory approval, Enterprise opened a new branch in the western suburbs of Phoenix on February 16, 2010. See Note 3 – Acquisitions and Divestitures for more information.

Despite the market downturn in residential real estate, we believe the Phoenix market offers substantial long-term growth opportunities for Enterprise. The demographic and geographic factors that propelled Phoenix into one of the fastest growing and most dynamic markets in the country still exist, and we believe these factors should drive continued growth in that market long after the current real estate slump is over. Today, Phoenix has more than 86,000 privately held businesses and 72,000 households with investible assets over $1.0 million each.

Competition
The Company and its subsidiaries operate in highly competitive markets. Our geographic markets are served by a number of large multi-bank holding companies with substantial capital resources and lending capacity. Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, the St. Louis, Kansas City and Phoenix markets have numerous small community banks. In addition to other financial holding companies and commercial banks, we compete with credit unions, thrifts, investment managers, brokerage firms, and other providers of financial services and products.

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

Acquisitions: With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. The BHCA also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, securities, insurance or merchant banking. Federal legislation permits bank holding companies to acquire control of banks throughout the United States.

United States Department of the Treasury Capital Purchase Program: On December 19, 2008, the Company received an investment of approximately $35.0 million from the U.S. Treasury under the Capital Purchase Program. In exchange for the investment, the Company issued to the U.S. Treasury (i) 35,000 shares of EFSC Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 324,074 shares of EFSC common stock, par value $0.01 per share (the “Common Stock”) at a price of $16.20 per share. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

Pursuant to the terms of the purchase agreement with the U.S. Treasury, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of junior stock and parity stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.0525) declared on the common stock prior to December 19, 2008. The redemption, purchase or other acquisition of trust preferred securities of EFSC or our affiliates is also restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or U.S. Treasury has transferred all of the Series A Preferred Stock to third parties.

In addition, the ability of EFSC to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its other classes of stock is subject to restrictions in the event that EFSC fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

We are also subject to restrictions on the amount and type of compensation that we can pay our employees and are required to provide monthly reports to the U.S. Treasury regarding our lending activity during the time that the U.S. Treasury owns shares of the Series A Preferred Stock.

Dividend Restrictions: In addition to the restrictions imposed by the CPP on our ability to pay dividends to holders of our common stock, under Federal Reserve Board policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve Board policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Bank Subsidiary
At December 31, 2009, Enterprise was our only bank subsidiary. Enterprise is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. Enterprise is a member of the FHLB of Des Moines.

Enterprise is subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. Enterprise must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures. Enterprise is subject to periodic examination by the FDIC and Missouri Division of Finance.

Dividends by the Bank Subsidiary: Under Missouri law, Enterprise may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired.

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

USA Patriot Act: The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) implement certain due diligence policies, procedures and controls with regard to correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

To fund this program, pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based deposit insurance premium system that provides for quarterly assessments. Beginning in 2007, institutions were grouped into one of four categories based on their FDIC ratings and capital ratios.

To restore its reserve ratio, the FDIC raised the base annual assessment rate for all institutions in 2009. As a result of this increase, institutions pay an assessment of between 12 and 77.5 basis points depending on the institution’s risk classification. Under the new assessment structure, Enterprise’s average annual assessment during 2009 was 15.43 basis points (excluding the special assessment described below). An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher-risk classifications pay assessments at higher rates than institutions that pose a lower risk. Each institution’s assessment rate is further adjusted based on the institution’s reliance on brokered deposits and/or other secured liabilities and the amount of unsecured debt.

On February 27, 2009, the FDIC imposed a one-time special assessment equal to $995,000 which was paid in the third quarter of 2009. In addition, on November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. As a result, Enterprise prepaid $11.5 million in December 2009. The prepayment will be expensed over the subsequent three years.

Employees
At December 31, 2009, we had approximately 308 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM 1A: RISK FACTORS

An investment in our common shares is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also materially and adversely impair our business operations. The value of our common shares could decline due to any of these risks, and you could lose all or part of your investment.

Risks Related To Our Business

Various factors may cause our allowance for loan losses to increase.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is sufficient to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s loan loss allowance increased during the 2008 fiscal year and through 2009 due to changes in economic conditions affecting borrowers, new information regarding existing loans, and identification of additional problem loans. We continue to monitor the adequacy of our loan loss allowance and may need to increase it if economic conditions continue to deteriorate. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income or an increase in net loss and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

Our loan portfolio is concentrated in certain markets which could result in increased credit risk.
Substantially all of our loans are to businesses and individuals in the St. Louis, Kansas City, and Phoenix metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Our loan portfolio mix, which has a concentration of loans secured by real estate, could result in increased credit risk.
A significant portion of our portfolio is secured by real estate and thus we have a high degree of risk from a downturn in our real estate markets. If real estate values continue to decline further in our markets, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans where the primary reliance for repayment is on the real estate collateral by foreclosing and selling that real estate would then be diminished and we would be more likely to suffer losses on defaulted loans.

Additionally, because Kansas is a judicial foreclosure state, all foreclosures must be processed through the Kansas state courts. Until the court confirms that the nonperforming loan is in default, we can take no action against the borrower or the property. Due to this process, it takes approximately one year for us to foreclose on real estate collateral located in the State of Kansas. Our ability to recover on defaulted loans in our Kansas market may be delayed and we would be more likely to suffer losses on defaulted loans in this market.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downtown, our failure to remain well capitalized, or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

We believe the level of liquid assets at Enterprise is sufficient to meet our current and anticipated funding needs. In addition to amounts currently borrowed at December 31, 2009, we could borrow an additional $118.5 million from the Federal Home Loan Bank of Des Moines under blanket loan pledges and an additional $279.7 million from the Federal Reserve Bank under pledged loan agreements. We also have access to $30.0 million in overnight federal funds lines from various correspondent banks. Of our $282.5 million investment portfolio available for sale, approximately $211.6 million is available for pledging or can be sold to enhance liquidity, if necessary. In addition, we believe our current level of cash at the holding company will be sufficient to meet all projected cash needs in 2010. See “Liquidity and Capital Resources” for more information.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume.

If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2009, the Company did not carry a valuation allowance against its deferred tax asset balance of $18.3 million. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.

If the Bank continues to incur losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank’s operations; limiting the rate of interest it may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession and closing and liquidating the Bank. See “Supervision and Regulation”.

Changes in government regulation and supervision may increase our costs.
Our operations are subject to extensive regulations by federal, state and local governmental authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. We are now also subject to supervisions, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General for the Troubled Asset Relief Program (“TARP”) by virtue of our participation in the Capital Purchase Program. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Any future increases in FDIC insurance premiums will adversely impact our earnings.
In 2009, the FDIC charged a “special assessment” equal to five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital. Our special assessment amounted to $995,000 and was paid on September 30, 2009. The FDIC also raised our annual assessment rate by 9.11 basis points to an average of 15.43 basis points. It is possible that the FDIC may impose additional special assessments in the future or further increase our annual assessment, which could adversely affect our earnings.

We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different institutions and counterparties, and execute transactions with various counterparties in the financial industry, including federal home loan banks, commercial banks, brokers and dealers, investment banks and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Any such losses could materially and adversely affect our results of operations.

We have engaged in and may continue to engage in further expansion through acquisitions, including FDIC-assisted transactions, which could negatively affect our business and earnings.
Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book value, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. Finally, to the extent that we issue capital stock in connection with transactions, such transactions and related stock issuances may have a dilutive effect on earnings per share of our common stock and share ownership of our stockholders.

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

Loss of our key employees could adversely affect our business.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee’s skills, knowledge of our market, business relationships and the difficulty of promptly finding qualified replacement personnel.

Pursuant to our participation in the CPP, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to our participation in the CPP. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, although certain restrictions apply to as many as twenty-five (25) of our most highly compensated employees. The restrictions severely limit the amount and types of compensation we can pay our executive officers and key employees, including a complete prohibition on any severance or other compensation upon termination of employment, significant caps on bonuses and retention payments. Such restrictions may impede our ability to attract and retain skilled people in our top management ranks.

We may need to raise additional capital in the future, which may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital in the future in order to support any additional provisions for loan losses and loan charge-offs, to maintain our capital ratios or for a number of other reasons. The condition of the financial markets may be such that we may not be able to obtain additional capital or the additional capital may only be available on terms that are not attractive to us.

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

During the third quarter of 2009, we determined that the Company did not have a formal process of reviewing existing contracts with continuing accounting significance and as a result did not detect an error in the accounting for loan participations executed subject to its standard participation agreement. This resulted in the restatement of our financial results at December 31, 2007, December 31, 2008, each quarter in 2008 and the first and second quarters of 2009. Except for labeling affected prior period financial statements as “Restated,” no further changes are being made to our above described corrected financial statements and no further restatement of our financial statements is anticipated. As previously disclosed, as a result of the amendment of the loan participation agreements, the overall effect of these adjustments from the original period of correction to December 31, 2009 was neutral to the Company’s financial results.

After identifying the error, we concluded that a material weakness in our internal controls over financial reporting existed during the periods affected by the error. Management concluded that the material weakness was the Company’s lack of a formal process to periodically review existing contracts and agreements with continuing accounting significance.

During the fourth quarter of 2009, management implemented a formal process to review all contracts and agreements with continuing accounting significance on an annual basis. As a result of the review conducted in the fourth quarter, management did not identify any other errors in its previous accounting for such contracts or agreements. We believe that these steps remediated the above described material weakness. Although we believe that this material weakness has been remediated, there can be no assurance that similar weaknesses will not occur in the future which could adversely affect our future results of operations or our stock price. See Item 8, Note 2 – Loan Participation Restatement and Item 9A for more information.

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

Risks Associated With Our Shares

Our share price can be volatile.
The trading price of our common stock has fluctuated significantly and may do so in the future. These fluctuations may result from a number of factors, many of which are outside of our control. The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. In addition, the trading volume in our common stock is lower than for many other publicly traded companies. As a result of these factors, the market price of our common stock may be volatile.

An investment in our common stock is not an insured deposit.
An investment in our common stock is not a savings account, deposit or other obligation of our bank subsidiary, any non-bank subsidiary or any other bank, and are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common shares, you may lose some or all of your investment.

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on the Bank’s ability to distribute funds to us, which is also limited by various statutes and regulations.
Enterprise Financial Services Corp depends on payments from the Bank, including dividends and payments under tax sharing agreements, for substantially all of its revenue. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to Enterprise Financial Services Corp under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC or Federal Reserve could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to Enterprise Financial Services Corp or make payments under the tax sharing agreement, Enterprise Financial Services Corp may not be able to service its debt, pay its other obligations or pay dividends on our Series A Preferred Stock or pay dividends on its common stock. If we are unable or determine not to pay dividends on our common stock, the market price of the common stock could be materially adversely affected.

The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock.
The terms of our Series A Preferred Stock provide that prior to the earlier of (i) December 19, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase the cash dividend on our common stock above $0.0525 per share per quarter or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than shares of our Series A Preferred Stock. These restrictions could have a negative effect on the value of our common stock.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share.
The dividends declared and the accretion of discount on our outstanding Series A Preferred Stock reduce the net income available to common stockholders and our earnings per common share. Our outstanding Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Holders of the Series A Preferred Stock may, under certain circumstances, have the right to elect two directors to our board of directors.
In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six or more quarters (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with like voting rights voting as a single class, will be entitled to elect the two additional directors at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Holders of the Series A Preferred Stock have voting rights in certain circumstances.
Except as otherwise required by law and in connection with the rights to elect directors as described above, holders of the Series A Preferred Stock have voting rights in certain circumstances. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A Preferred Stock; (2) any amendment to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. EFSC’s board of directors has broad discretion regarding the type and price of such securities.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market, or the perception that such sales could occur. Holders of our common stock do not have anti-dilution or preemptive rights under the Delaware General Corporation Law, as amended (“DGCL”), EFSC’s certificate of incorporation (as amended and together with all certificates of designations) or by-laws. Shares of our common stock are not redeemable and have no subscription or conversion rights.

Additionally, the ownership interest of holders of our common stock could be diluted to the extent the CPP Warrant is exercised for up to 324,074 shares of our common stock. Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the CPP Warrant, a transferee of any portion of the CPP Warrant or of any shares of common stock acquired upon exercise of the CPP Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our employee stock option plans are exercised, holders of our common stock could incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders.

The terms of the CPP Warrant include an anti-dilution adjustment, which provides that, if we issue common stock or securities convertible into or exercisable, or exchangeable for, common stock at a price that is less than ninety percent (90%) of the market price of such shares on the last trading day preceding the date we agree to sell such shares, the number of shares of our common stock to be issued would increase and the per share price of the common stock to be purchased pursuant to the warrant would decrease.

We have outstanding subordinated debentures issued to statutory trust subsidiaries, which have issued and sold preferred securities to investors.
If we are unable to make payments on any of our subordinated debentures for more than twenty (20) consecutive quarters, we would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable. Additionally, if for any interest payment period we do not pay interest in respect of the subordinated debentures (which will be used to make distributions on the trust preferred securities), or if for any interest payment period we do not pay interest in respect of the subordinated debentures, or if any other event of default occurs, then we generally will be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the subordinated debentures, or next succeeding interest payment period, as the case may be.

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including the common stock. In the event that our existing or future financing agreements restrict our ability to pay dividends in cash on the common stock, we may be unable to pay dividends in cash on the common stock unless we can refinance amounts outstanding under those agreements. In addition, if we are unable or determine not to pay interest on our subordinated debentures, the market price of our common stock could be materially adversely affected.

Anti-takeover provisions could negatively impact our stockholders.
Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws as well as various provisions of federal and Missouri state law applicable to bank and bank holding companies could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to Section 203 of the DGCL, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation, as amended, authorizes our board of directors to issue preferred stock and preferred stock could be issued as a defensive measure in response to a takeover proposal. In the event of a proposed merger, tender offer or other attempt to gain control of the Company, our board of directors would have the ability to readily issue available shares of preferred stock as a method of discouraging, delaying or preventing a change in control of the Company. Such issuance could occur whether or not our stockholders favorably view the merger, tender offer or other attempt to gain control of the Company. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders. Although we have no present intention to issue any additional shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2009, we had four banking locations and a support center in the St. Louis metropolitan area, seven banking locations in the Kansas City metropolitan area, one banking location in Mesa, Arizona and a loan production officer in central Phoenix. We own four of the facilities and lease the remainder. Most of the leases expire between 2010 and 2017 and include one or more renewal options of 5 years. One lease expires in 2026. All the leases are classified as operating leases. We believe all our properties are in good condition.

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

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices
The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EFSC”. Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock. There may have been other transactions at prices not known to the Company. As of March 1, 2010, the Company had 662 common stock shareholders of record and a market price of $9.01 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2009				2008
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$7.71	$9.25	$9.09	$9.76	$15.24	$22.56	$18.85	$25.00
High	9.25	12.24	11.46	14.81	22.49	23.04	25.25	25.00
Low	7.25	8.96	7.88	7.52	11.49	15.95	18.60	18.19
Cash dividends paid on common shares	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2009, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2009:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation
plans approved by the
Company's shareholders	803,735	$16.77	915,063
Equity compensation
plans not approved by
the Company's
shareholders	--	--	--
Total	803,735 (1)	$16.77	915,063 (2)

(1) Includes the following:
  29,090 shares of common stock to be issued upon exercise of outstanding stock options under the 1996 Stock Incentive Plan (Plan III);

  185,535 shares of common stock to be issued upon exercise of outstanding stock options under the 1999 Stock Incentive Plan (Plan IV);

  196,670 shares of common stock to be issued upon exercise of outstanding stock options under the 2002 Stock Incentive Plan (Plan V);

  389,940 shares of common stock used as the base for grants of stock settled stock appreciation rights under the 2002 Stock Incentive Plan (Plan V);

  2,500 shares of common stock to be issued upon exercise of outstanding stock options under the 1998 Nonqualified Plan.
(2) Includes the following:
  849,723 shares of common stock available for issuance under the 2002 Stock Incentive Plan (Plan V);

  65,340 shares of common stock available for issuance under the Non-management Director Stock Plan.

Dividends
The holders of shares of common stock of the Company are entitled to receive dividends when declared by the Company’s Board of Directors out of funds legally available for the purpose of paying dividends. Holders of our Series A Preferred Stock originally issued to the U.S. Treasury on December 19, 2008, are entitled to cumulative dividends of 5% per annum. Dividends on the Series A Preferred Stock are currently payable at the rate of $1.8 million per annum. Dividends on the Series A Preferred Stock are prior to and in preference to any dividends payable on our common stock. Pursuant to the terms of the purchase agreement with the U.S. Treasury under the Capital Purchase Program, prior to December 19, 2011 our ability to declare or pay dividends on junior securities is subject to restrictions, including a restriction against increasing the dividend rate on our common stock from the last quarterly cash dividend per share ($0.0525) declared on our common stock prior to December 19, 2008. The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to the Company’s common stock. In addition, the Company currently plans to retain most of its earnings to strengthen our balance sheet given the weak economic environment.

Performance Graph
The following Stock Performance Graph and related information should not be deemed “soliciting material” or to be “filed” with the SEC nor shall such performance be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph* compares the cumulative total shareholder return on the Company’s common stock from December 31, 2004 through December 31, 2009. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on December 31, 2004 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Enterprise Financial Services Corp	100.00	123.41	178.43	131.52	85.18	44.08
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

*Source: SNL Financial L.C. Used with permission. All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2009. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. See “Loan Participations” in Item 7, Management’s Discussion and Analysis and Item 8, Note 2 – Loan Participation Restatement for more information on the Restated columns.

	Year ended December 31,
			Restated	Restated	Restated	Restated
(in thousands, except per share data)	2009		2008	2007	2006	2005
EARNINGS SUMMARY:
Interest income	$118,486		$127,021	$130,249	$98,545	$71,648
Interest expense	48,845		60,338	69,242	47,308	27,087
Net interest income	69,641		66,683	61,007	51,236	44,561
Provision for loan losses	40,412		26,510	5,120	2,273	1,523
Noninterest income	19,877		20,341	12,852	9,897	8,187
Noninterest expense	98,427		48,776	44,695	37,754	33,667
(Loss) income from continuing operations	(49,321)		11,738	24,044	21,107	17,558
Income tax (benefit) expense from continuing operations	(2,650)		3,672	8,098	7,357	6,300
Net (loss) income from continuing operations	(46,671)		8,066	15,946	13,750	11,258
Net (loss) income	$(47,955)		$1,848	$17,255	$15,379	$11,275

PER SHARE DATA:
Basic (loss) earnings per common share:
From continuing operations	$(3.82)		$0.63	$1.30	$1.25	$1.12
Total	(3.92)		0.14	1.41	1.40	1.12
Diluted (loss) earnings per common share:
From continuing operations	(3.82)		0.63	1.27	1.21	1.05
Total	(3.92)		0.14	1.37	1.35	1.05
Cash dividends paid on common shares	0.21		0.21	0.21	0.18	0.14
Book value per common share	10.25		14.33	13.91	11.50	8.83
Tangible book value per common share	10.05		10.27	8.81	8.40	7.25

BALANCE SHEET DATA:
Ending balances:
Loans	1,833,260		2,201,457	1,784,278	1,376,452	1,048,302
Allowance for loan losses	42,995		33,808	22,585	17,475	13,332
Goodwill	953		48,512	57,177	29,983	12,042
Intangibles, net	1,643		3,504	6,053	5,789	4,548
Assets	2,365,655		2,493,767	2,141,329	1,600,004	1,332,673
Deposits	1,941,416		1,792,784	1,585,013	1,315,508	1,116,244
Subordinated debentures	85,081		85,081	56,807	35,054	30,930
Borrowings	167,438		392,926	312,427	105,481	82,854
Shareholders' equity	163,912		214,572	172,515	132,683	92,386
Average balances:
Loans	2,098,275		2,001,073	1,599,596	1,214,436	1,014,697
Earning assets	2,334,700		2,125,581	1,723,214	1,355,704	1,150,997
Assets	2,462,237		2,298,882	1,856,466	1,440,685	1,198,795
Interest-bearing liabilities	2,025,339		1,883,904	1,469,258	1,110,845	910,348
Shareholders' equity	177,374		182,175	160,783	112,633	81,191

SELECTED RATIOS:
Return on average common equity	(34.51	) %	0.98%	10.73%	13.65%	13.89%
Return on average assets	(2.05)		0.08	0.93	1.07	0.94
Efficiency ratio	109.95		56.05	60.51	61.76	63.83
Average common equity to average assets	5.92		7.89	8.65	7.78	6.77
Yield on average interest-earning assets	5.15		6.04	7.63	7.34	6.28
Cost of interest-bearing liabilities	2.41		3.20	4.71	4.26	2.98
Net interest rate spread	2.74		2.84	2.92	3.08	3.31
Net interest rate margin	3.06		3.20	3.61	3.85	3.93
Nonperforming loans to total loans	2.10		1.61	0.71	0.47	0.14
Nonperforming assets to total assets	2.74		1.98	0.73	0.50	0.11
Net chargeoffs to average loans	1.42		0.76	0.13	0.10	0.02
Allowance for loan losses to total loans	2.35		1.54	1.27	1.27	1.27
Dividend payout ratio - basic	(5.62)		144.02	15.29	12.85	12.60

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2009. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1.

EXECUTIVE SUMMARY
This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

We accomplished a number of objectives in 2009 and early 2010 as we position our Company for continued growth when the credit cycle rebounds. In addition to bolstering our allowance for loan losses, we took significant steps to fortify our balance sheet and position the Company for economic recovery. In 2009, we strengthened our liquidity by growing core deposits more than 23% over 2008 and tightly controlled our operating expenses. In addition, on December 11, 2009, we completed an FDIC-assisted acquisition of Valley Capital Bank in Mesa, Arizona. This strategic acquisition positioned us to begin operating full-service branches in the Phoenix market. On January 20, 2010, we sold Millennium, a non-strategic subsidiary. And lastly, over the past fourteen months, we have added $75.0 million in new regulatory capital, including $15.0 million from a January 2010 private offering of our common stock. See “Supervision and Regulation”, “Liquidity and Capital Resources” and Item 8, Note 3 – Acquisitions and Divestitures for more information.

During the third quarter of 2009, we determined that the Company did not have a formal process of reviewing existing contracts with continuing accounting significance and as a result did not detect an error in the accounting for loan participations executed subject to its standard participation agreement. This resulted in the restatement of our financial results at December 31, 2007, December 31, 2008, each quarter in 2008 and the first and second quarters of 2009. Except for labeling affected prior period financial statements as “Restated,” no further changes are being made to our above described corrected financial statements and no further restatement of our financial statements is anticipated. All prior period results presented have been restated for the error. The overall effect of these adjustments from the original period of correction to December 31, 2009 was neutral to the Company’s financial results. See “Loan Participations” below and Item 8, Note 2 – Loan Participation Restatement for more information.

Operating Results
For 2009, we reported a net loss of $48.0 million compared to a net loss of $1.8 million in 2008. After deducting preferred stock dividends, net loss available to common shareholders was $50.4 million, or $3.92 per diluted share, compared to net income available to common shareholders of $1.8 million, or $0.14 per diluted share in 2008. Included in 2009 results are:
  $45.4 million pre-tax, non-cash goodwill impairment charge related to our Banking reporting unit;

  $1.6 million pre-tax loss on the sale of Millennium;

  $7.4 million gain from the extinguishment of debt related to loan participations.
Goodwill impairment
The goodwill impairment charge is a non-cash accounting adjustment that does not reduce the Company’s regulatory or tangible capital position, liquidity or cash flow and does not impact the Company’s operations. The goodwill impairment charge was primarily driven by the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization in the first quarter of 2009. See Item 8, Note 10 – Goodwill and Intangible Assets for more information.

Millennium sale
On January 20, 2010, we sold Millennium for $4.0 million in cash, resulting in a $1.6 million pre-tax loss on the sale. Millennium financial results are reported as discontinued operations for all periods presented herein. See “Noninterest income” for more information.

Loan Participations
During a review of loan participation agreements in the third quarter of 2009, the Company determined that certain of these agreements contained language inconsistent with sale accounting treatment. The agreements provided us with the unilateral ability to repurchase participated loans at their outstanding loan balance plus accrued interest at any time. In effect, the repurchase option afforded us with effective control over the participated portion of the loan, which conflicts with sale accounting treatment.

In order to correct the error, we recorded the participated portion of such loans as portfolio loans, along with secured borrowing liabilities (included in Other borrowings in the consolidated balance sheets) to finance the loans. We also recorded incremental interest income on the loans offset by incremental interest expense on the secured borrowings. Additional provisions for loan losses and the related income tax effect were also recorded. However, under the terms of the agreements, the participating banks absorb credit losses, if any, on the participated portion of the loan. We have corrected the error by restating prior period financial statements and related financial information set forth herein.

As secured borrowings on our consolidated balance sheet, any reduction of the liability to the participating bank reflecting the participated bank’s portion of the credit loss is recorded only upon legal defeasance of such liability as a component of the gain or loss on extinguishment. During the third quarter of 2009, we recorded a $5.3 million pre-tax gain from the extinguishment of debt resulting from the foreclosure of the collateral on one of our participated loans, which was carried net of provisions for loan losses totaling $5.3 million in previous periods.

In the fourth quarter of 2009, the Company obtained amended agreements that comply with sale accounting treatment from all of the participating banks. As a result, the Company eliminated the participated portion of the loans, net of the allowance for losses, and the related liability from our December 31, 2009 consolidated balance sheet, and recognized an additional gain from the extinguishment of debt of $2.1 million in the fourth quarter of 2009. The overall effect of these adjustments from the original period of correction to December 31, 2009 was neutral to the Company’s financial results and key ratios. The error is described in more detail in Item 8, Note 2 – Loan Participation Restatement and Item 9A.

Operating Results
We reported a net loss from continuing operations of $46.7 million, or $3.82 per diluted share, for 2009, compared to net income of $8.1 million, or $0.63 per diluted share, for 2008. For 2009, net loss from discontinued operations was $1.3 million, or $0.10 per diluted share, compared to a net loss of $6.2 million, or $0.49 per diluted share in 2008.

On a pre-tax, pre-provision basis, the Company’s operating income from continuing operations was $31.9 million, for the year 2009 compared to $35.2 million in 2008. The reduction in 2009 operating income from continuing operations compared to 2008 is largely attributable to the fair value adjustments on state tax credits held for sale and the related interest rate caps used to hedge market risk along with increases in loan legal and other real estate expenses.

We are presenting pre-tax, pre-provision income from continuing operations, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, because we believe adjusting our results to exclude discontinued operations, loan loss provision expense, impairment charges, special FDIC assessments and unusual gains or losses provides shareholders with a more comparable basis for evaluating period-to-period operating results. A schedule reconciling pre-tax income (loss) from continuing operations to pre-tax, pre-provision income from continuing operations is provided in the attached tables.

	For the Quarter Ended
			Restated	Restated
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Total Year
(In thousands)	2009	2009	2009	2009	2009
Pre-tax income (loss) from continuing operations	$8	$7,003	$(1,634)	$(54,698)	$(49,321)
Goodwill impairment charge	-	-	-	45,377	45,377
Sales and fair value writedowns of other real estate	1,166	602	508	549	2,825
Sale of securities	(3)	-	(636)	(316)	(955)
Gain on extinguishment of debt	(2,062)	(5,326)	-	-	(7,388)
FDIC special assessment (included in Other noninterest expense)	-	(105)	1,100	-	995
(Loss) income before income tax	(891)	2,174	(662)	(9,088)	(8,467)
Provision for loan losses	8,400	6,480	9,073	16,459	40,412
Pre-tax, pre-provision income from continuing operations	$7,509	$8,654	$8,411	$7,371	$31,945

	For the Quarter Ended (Restated)
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Total Year
(In thousands)	2008	2008	2008	2008	2008
Pre-tax (loss) income from continuing operations	$(6,291)	$8,214	$4,386	$5,429	$11,738
Sales and fair value writedowns of other real estate	91	(242)	(351)	9	(492)
Sale of securities	(88)	-	(73)	-	(161)
Gain on sale of Kansas City nonstrategic branches/charter	0	(2,840)	19	(579)	(3,400)
Retention payment	875	125	-	-	1,000
(Loss) income before income tax	(5,413)	5,257	3,981	4,859	8,685
Provision for loan losses	16,296	3,007	4,378	2,829	26,510
Pre-tax, pre-provision income from continuing operations	$10,883	$8,264	$8,359	$7,688	$35,195

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 8, Note 21 – Segment Reporting. Unless otherwise noted, this discussion excludes discontinued operations.

Banking
For 2009, the Banking segment recorded a net loss of $43.2 million compared to net income of $10.5 million for 2008. Excluding the non-tax deductible goodwill impairment of $45.4 million, the Banking segment recorded net income of $2.2 million for 2009. Below is a summary of 2009:
  Loan demand – At December 31, 2009, portfolio loans were $1.833 billion, a decrease of $368.0 million, or 17%, from December 31, 2008. Net of the loan participations, portfolio loans declined $144.0 million, or 7%.

  Loan demand appears to be soft as business clients postpone expansion efforts and pare back debt. Our loan portfolio mix at December 31, 2009, from a collateral perspective, changed significantly from December 31, 2008 in two categories. Construction loans collateralized by real estate totaled $224.4 million or 12% of the portfolio, at December 31, 2009 compared to $378.1 million or 17% of the portfolio at December 31, 2008. This reduction reflects the soft real estate markets and the Company’s intentional efforts to reduce our construction loan exposure. Loans collateralized by commercial real estate totaled $820.2 million, or 45% of the portfolio at December 31, 2009 compared to $888.0 million, or 40% of the portfolio at December 31, 2008. Approximately $318.0 million, or 39%, of that total, represented real estate that was “owner-occupied” by commercial and industrial businesses compared to $333.0 million, or 38% at December 31, 2008.

  We expect modest loan growth in 2010 as business activity should improve slightly and additional capacity from new hires and focused sales teams take effect.

  Deposit growth – Our focus for 2009 was to reduce our reliance on brokered deposits, grow our core deposits, and increase our percentage of non-interest bearing deposits. We adjusted our incentive programs to focus our associates on deposit gathering efforts and aggressively managed deposit rates to achieve this objective.

  Total deposits were $1.94 billion at December 31, 2009, an increase of $149.0 million, or 8%, from December 31, 2008. Total deposits increased $88.0 million, or 5%, during the fourth quarter of 2009. Noninterest-bearing demand deposits represented 15% of total deposits at December 31, 2009 compared to 14% at December 31, 2008. Noninterest-bearing demand deposit growth was particularly strong in the fourth quarter of 2009, with an increase of $32.0 million, or 12%.

  Excluding brokered certificates of deposit, “core” deposits grew $328.0 million, or 23%, from a year ago, and $139.0 million, or 9%, during the fourth quarter of 2009. Core deposits include certificates of deposit sold to clients through the reciprocal CDARS program. As of December 31, 2009, Enterprise had $135.0 million of reciprocal CDARS deposits outstanding compared to $60.0 million at December 31, 2008.

  Brokered deposits declined $180.0 million, or 53%, from December 31, 2008 to $156.0 million. For the year ended December 31, 2009, brokered deposits represented 8% of total deposits compared to 19% for the year ended December 31, 2008.

  Asset quality – We are entering the fourth year of slow residential housing activity in St. Louis and Kansas City. In addition, commercial real estate markets, especially retail, are softening.

  Nonperforming loans were $38.5 million, or 2.10%, of portfolio loans at December 31, 2009. The allowance for loan losses was $43.0 million, or 2.35%, of portfolio loans versus $33.8 million, or 1.54% of portfolio loans, at the end of 2008. In 2009, we incurred $29.8 million of net charge-offs, or 1.42% of average loans compared to $15.2 million of net charge-offs, or 0.76% of average loans in 2008.

  Management expects 2010 nonperforming assets and chargeoff levels to remain elevated.

  Net Interest Rate Margin – Our fully tax-equivalent net interest rate margin was 3.06% for 2009 versus 3.20% for 2008. The margin has been compressed as a result of sharply lower interest rates, a higher percentage of earning assets in securities and short-term investments, higher levels of nonperforming loans and a change in core deposit mix from money market deposits to higher rate time deposits. We expect wider margins in 2010 based on better earning asset mix, risk-based pricing, and continued discipline on funding costs.

  Arizona Expansion – On December 11, 2009, Enterprise acquired certain assets and assumed certain liabilities of Valley Capital Bank in Mesa, Arizona from the FDIC. At December 31, 2009, Valley Capital had approximately $37 million in deposits and $18 million in loans and foreclosed real estate at fair value. As part of the transaction, Enterprise and the FDIC entered into a loss sharing arrangement on the assets acquired.

  This acquisition represents the expansion of our Arizona growth strategy, which began with the establishment of a loan production office in Phoenix in late 2007. The acquisition allows us to operate a full-service bank in Arizona and enables us to open additional locations in the greater Phoenix area, subject to the normal regulatory approvals. After receiving regulatory approval, Enterprise opened a new branch location in the western suburbs of Phoenix on February 16, 2010.

  In connection with this transaction, we recorded $953,000 of goodwill based on the fair value of the assets purchased and liabilities assumed. We estimate approximately $3.5 million of the discount on assets will accrete into income over the expected life of the assets and expect the transaction to be accretive to earnings in 2010. We did not record a core deposit intangible, as most of the acquired deposits were high-rate, internet CDs that are being re-priced and are expected to run off.

  Please refer to Item 8, Note 3 – Acquisitions and Divestitures for more information.
Wealth Management
The Wealth Management segment is comprised of Enterprise Trust and our state tax credit brokerage activities. Wealth Management is a strategic line of business consistent with our Company mission of “guiding our clients to a lifetime of financial success.” It is a driver of fee income and is intended to help us diversify our dependency on bank spread incomes.

For 2009, Wealth Management recorded a $608,000 net loss from continuing operations compared to net income from continuing operations of $1.9 million in 2008. Revenues for Trust are net of commissions and other direct investment expenses such as custody charges and investment management expenses.

  Trust revenues – Revenues from the Trust division decreased $1.4 million, or 24%, for the year. The decline was primarily due to reduced sales and client attrition related to reorganization and staff changes. Trust assets under administration were $1.280 billion at December 31, 2009, a 5% increase over one year ago.

  State tax credit brokerage activities – In 2009, gains from state tax credit brokerage activities were $1.0 million compared to $4.2 million in 2008. The net effects from fair value adjustments on the tax credit assets and related interest rate caps used to economically hedge the tax credits represents $3.8 million of the decline.
RESULTS OF CONTINUING OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2009 vs. 2008
Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest earning and other assets. The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, such as the mix of fixed vs. variable rate loans. When and how often loans and deposits mature and re-price also impacts net interest income.

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

Net interest income (on a tax-equivalent basis) increased $3.3 million, or 5%, from $68.1 million for 2008 to $71.4 million for 2009. Total interest income decreased $8.2 million while total interest expense decreased $11.5 million.

Average interest-earning assets were $2.335 billion in 2009, an increase of $209.0 million, or 10%, from 2008. Securities and short-term investments accounted for the majority of the growth, increasing by $112.0 million, or 90%, to $236 million. Loans increased $97.0 million, or 5%, to $2.098 billion. Interest income on loans increased $6.1 million from growth and decreased by $14.6 million due to the impact of rates, for a net decrease of $8.5 million versus 2008.

Average interest-bearing liabilities increased $141.0 million, or 7%, to $2.025 billion compared to $1.884 billion for 2008. The growth in interest-bearing liabilities resulted from a $132.0 million increase in interest-bearing core deposits, a $15.0 million increase in brokered certificates of deposit, and a $26.0 million increase in subordinated debentures. Borrowed funds declined by $32.0 million in 2009. For 2009, interest expense on interest-bearing liabilities increased $6.4 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $17.9 million, for a net decrease of $11.5 million versus 2008. See “Liquidity and Capital Resources” for more information.

For the year ended December 31, 2009, the tax-equivalent net interest rate margin was 3.06% compared to 3.20% for 2008. The margin has been compressed as a result of sharply declining interest rates, an increase in securities and short-term investments as a percentage of earning assets, higher levels of nonperforming loans and a change in core deposit mix from money market deposits to higher rate time deposits. In 2010, we expect wider margins due to improved earning asset mix, risk-based loan pricing and continued discipline on funding costs.

Comparison of 2008 vs. 2007
Net interest income (on a tax-equivalent basis) increased $5.9 million, or 9%, from $62.2 million for 2007 to $68.1 million for 2008. Total interest income decreased $3.0 million while total interest expense decreased $8.9 million.

Average interest-earning assets were $2.126 billion in 2008, an increase of $402.0 million, or 23%, from 2007. Loans accounted for the majority of the growth, increasing by $401.0 million, or 25%, to $2.001 billion. Interest income on loans increased $27.8 million from growth and decreased by $30.8 million due to the impact of rates, for a net decrease of $3.0 million versus 2007.

Average interest-bearing liabilities increased $415.0 million, or 28%, to $1.884 billion compared to $1.469 billion for 2007. The growth in interest-bearing liabilities resulted from a $100.0 million increase in interest-bearing core deposits, a $93.0 million increase in brokered certificates of deposit, a $5.0 million increase in subordinated debentures, and a $147.0 million increase in borrowed funds including FHLB advances and federal funds purchased. Secured borrowings related to our loan participations increased $69.0 million. In December 2008, we began utilizing the Federal Reserve discount window, due to its lower borrowing rates. For 2008, interest expense on interest-bearing liabilities increased $18.1 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $27.0 million, for a net decrease of $8.9 million versus 2007. See “Liquidity and Capital Resources” for more information.

For the year ended December 31, 2008, the tax-equivalent net interest rate margin was 3.20% compared to 3.61% for 2007. The margin was compressed as a result of sharply declining short-term rates along with an increased volume of wholesale funding to support loan growth along with higher average levels of nonperforming loans in 2008 versus the prior year.

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

	For the years ended December 31,
				Restated			Restated
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,044,449	$109,451	5.35%	$1,958,806	$119,018	6.08%	$1,561,851	$122,522	7.84%
Tax-exempt loans (2)	53,826	4,868	9.04	42,267	3,850	9.11	37,745	3,287	8.71
Total loans	2,098,275	114,319	5.45	2,001,073	122,868	6.14	1,599,596	125,809	7.87
Taxable investments in debt and equity securities	172,815	5,778	3.34	111,902	5,268	4.71	111,332	5,093	4.57
Non-taxable investments in debt and equity
securities (2)	634	37	5.84	804	48	5.97	936	53	5.66
Short-term investments	62,976	136	0.22	11,802	254	2.15	11,350	498	4.39
Total securities and short-term investments	236,425	5,951	2.52	124,508	5,570	4.47	123,618	5,644	4.57
Total interest-earning assets	2,334,700	120,270	5.15	2,125,581	128,438	6.04	1,723,214	131,453	7.63
Noninterest-earning assets:
Cash and due from banks	23,959			40,349			44,417
Other assets	146,671			159,832			108,879
Allowance for loan losses	(43,093)			(26,880)			(20,044)
Total assets	$2,462,237			$2,298,882			$1,856,466

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$122,563	$662	0.54%	$121,371	1,554	1.28%	$120,418	3,078	2.56%
Money market accounts	636,350	6,079	0.96	687,867	13,786	2.00	579,029	23,578	4.07
Savings	9,147	35	0.38	9,594	55	0.57	11,126	125	1.12
Certificates of deposit	786,631	23,427	2.98	588,561	24,525	4.17	503,926	26,083	5.18
Total interest-bearing deposits	1,554,691	30,203	1.94	1,407,393	39,920	2.84	1,214,499	52,864	4.35
Subordinated debentures	85,081	5,171	6.08	58,851	3,536	6.01	53,500	3,859	7.21
Borrowed funds	385,567	13,471	3.49	417,660	16,882	4.04	201,260	12,519	6.22
Total interest-bearing liabilities	2,025,339	48,845	2.41	1,883,904	60,338	3.20	1,469,259	69,242	4.71
Noninterest-bearing liabilities:
Demand deposits	250,435			221,925			215,610
Other liabilities	9,089			10,878			10,814
Total liabilities	2,284,863			2,116,707			1,695,683
Shareholders' equity	177,374			182,175			160,783
Total liabilities & shareholders' equity	$2,462,237			$2,298,882			$1,856,466
Net interest income		$71,425			$68,100			$62,211
Net interest spread			2.74%			2.84%			2.92%
Net interest rate margin (3)			3.06			3.20			3.61

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,626,000, $1,394,000 and $690,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments reflected in the above table are approximately $1,784,000, $1,417,000 and $1,204,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

				Restated
	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$5,038	$(14,605)	$(9,567)	$27,419	(30,923)	$(3,504)
Nontaxable loans (3)	1,045	(27)	1,018	407	156	563
Taxable investments in debt
and equity securities	2,326	(1,816)	510	26	149	175
Nontaxable investments in debt
and equity securities (3)	(10)	(1)	(11)	(8)	3	(5)
Short-term investments	281	(399)	(118)	19	(263)	(244)
Total interest-earning assets	$8,680	$(16,848)	$(8,168)	$27,863	$(30,878)	$(3,015)

Interest paid on:
Interest-bearing transaction accounts	$15	$(907)	$(892)	24	(1,548)	(1,524)
Money market accounts	(964)	(6,743)	(7,707)	3,824	(13,616)	(9,792)
Savings	(3)	(17)	(20)	(15)	(55)	(70)
Certificates of deposit	6,979	(8,077)	(1,098)	3,986	(5,544)	(1,558)
Subordinated debentures	1,594	41	1,635	362	(685)	(323)
Borrowed funds	(1,233)	(2,178)	(3,411)	9,905	(5,542)	4,363
Total interest-bearing liabilities	6,388	(17,881)	(11,493)	18,086	(26,990)	(8,904)
Net interest income	$2,292	$1,033	$3,325	$9,777	$(3,888)	$5,889

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses. The provision for loan losses was $40.4 million for 2009 compared to $26.5 million for 2008. The increase was due to an increase in nonperforming loans and adverse risk rating changes primarily in the residential and commercial real estate portfolios.

The provision for loan losses was $26.5 million for 2008 compared to $5.1 million for 2007. The increase was due to strong loan growth, an increase in nonperforming loans and adverse risk rating changes primarily in the residential builder portfolio.

See the sections below captioned “Loans” And “Allowance for Loan Losses” for more information on our loan portfolio and asset quality.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
				Change 2009	Change 2008
(in thousands)	2009	2008	2007	over 2008	over 2007
Wealth Management revenue	$4,524	$5,916	$7,159	$(1,392)	$(1,243)
Service charges on deposit accounts	5,012	4,376	3,228	636	1,148
Other service charges and fee income	963	1,000	852	(37)	148
Sale of branches/charter	-	3,400	-	(3,400)	3,400
Sale of other real estate	(436)	552	(48)	(988)	600
State tax credit activity, net	1,035	4,201	792	(3,166)	3,409
Sale of securities	955	161	233	794	(72)
Extinguishment of debt	7,388	-	-	7,388	-
Miscellaneous income	436	735	636	(299)	99
Total noninterest income	$19,877	$20,341	$12,852	$(464)	$7,489

Comparison 2009 vs. 2008
Noninterest income decreased 2% during 2009. The 2009 results include a $7.4 million pre-tax gain from the extinguishment of debt. See Item 8, Note 2 – Loan Participation Restatement for more information. The 2008 results include a $3.4 million pre-tax gain on the sale of the Great American charter along with the Desoto, Kansas and the Liberty, Missouri branches. Excluding these amounts, noninterest income decreased $4.5 million, or 26%, during 2009. This decrease is mainly due to lower wealth management revenue and lower gains from the state tax credit activities.

Wealth Management revenue from the Trust division decreased $1.4 million, or 24%. The revenue declines were primarily due to lower average asset values from net client attrition and adverse financial markets in late 2008 and early 2009. Assets under administration were $1.3 billion at December 31, 2009, a $59 million, or 5% increase from one year ago due to stronger fourth quarter financial markets.

Increases in Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges earned.

In 2009, we sold $22.3 million of other real estate at a loss of $436,000. In 2008, we sold $7.9 million of other real estate at a gain of $552,000.

Gains from state tax credit brokerage activities were $1.0 million in 2009, compared to $4.2 million in 2008. The $3.2 million decrease is primarily due to a $5.9 million negative fair value adjustment on the tax credit assets offset by a $2.1 million increase in the fair value adjustment on the related interest rate caps used to economically hedge the tax credits and a $660,000 increase from the sale of state tax credits to clients.

In 2009, given the anticipated acceleration in prepayments on mortgage-backed securities and resultant loss in fair value, we elected to sell and reinvest a portion of our investment portfolio. We sold approximately $49.0 million of agency mortgage backed securities realizing a gain of $955,000 on these sales. With the proceeds from the securities sales, certain borrowings and excess cash, we purchased approximately $272.0 million of fixed rate agency mortgage backed, floating rate Small Business Administration securities and Municipal securities in 2009.

In 2009, we recorded a $7.4 million pre-tax gain from the extinguishment of debt resulting from the foreclosure of one of our participated loans and the amendment of all participation agreements. See Item 8, Note 2 – Loan Participation Restatement for more information on the accounting treatment of the loan participations.

The decrease in Miscellaneous income resulted from a $530,000 loss realized in 2009 from the termination of two interest rate swaps and a $638,500 gain recognized in 2008 for ineffectiveness related to a terminated cash flow hedge. See Item 8, Note 8 – Derivative Financial Instruments for more information.

Our ratio of noninterest income to total revenue was 22% for the year ended December 31, 2009 compared to 23% for the year ended December 31, 2008.

Comparison 2008 vs. 2007
Noninterest income increased 58% during 2008. Our ratio of noninterest income to total revenue at December 31, 2008 was 23%, compared to 17% in 2007.

Wealth Management revenue decreased $1.2 million, or 17%, from 2007. This decrease is a result of lower revenue and margins from the Trust division due to the declining market value of assets under management and client attrition related to advisor turnover. Assets under administration were $1.2 billion at December 31, 2008, a 28% decrease from 2007.

Increases in Service charges on deposit accounts were primarily due to the declining earnings crediting rate on commercial accounts, which increased service charges earned. Other service charges and fee income increases were the result of higher fee volumes on debit cards, merchant processing, and fee income from our International Banking operation.

In 2008, gain on sale of branches/charter includes a $550,000 pre-tax gain on the sale of the Liberty branch and a $2.8 million pre-tax gain on the sale of the Great American charter along with the Desoto Kansas branch.

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

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense.

	Years ended December 31,
				Change 2009	Change 2008
(in thousands)	2009	2008	2007	over 2008	over 2007
Employee compensation and benefits	$25,969	$27,656	$27,412	$(1,687)	$244
Occupancy	4,709	3,985	3,651	724	334
Furniture and equipment	1,425	1,390	1,366	35	24
Data processing	2,147	2,139	1,873	8	266
Communications	556	536	502	20	34
Director related expense	459	481	409	(22)	72
Meals and entertainment	1,037	1,181	1,317	(144)	(136)
Marketing and public relations	504	674	622	(170)	52
FDIC and other insurance	4,204	1,617	911	2,587	706
Amortization of intangibles	482	599	692	(117)	(93)
Goodwill impairment charges	45,377	-	-	45,377	-
Postage, courier, and armored car	772	863	891	(91)	(28)
Professional, legal, and consulting	2,278	1,971	1,417	307	554
Loan, legal and other real estate expense	4,788	1,717	501	3,071	1,216
Other taxes	566	542	471	24	71
Other	3,154	3,425	2,660	(271)	765
Total noninterest expense	$98,427	$48,776	$44,695	$49,651	$4,081

Comparison of 2009 vs. 2008
Noninterest expense increased $49.7 million, or 102%, in 2009. The increase was primarily due to a $45.4 million goodwill impairment charge associated with the banking segment. Excluding the goodwill impairment charge, noninterest expenses increased $4.3 million, or 9%. The Company’s efficiency ratio for 2009 was 110%. Excluding the goodwill impairment charge, the efficiency ratio was 59%, compared to 56% in 2008.

Employee compensation and benefits. Employee compensation and benefits decreased $1.7 million, or 6%, over 2008. Included in the 2008 results are expenses of $1.0 million related to the final stock payment pursuant to the expiration of an executive retention agreement associated with the acquisition of Great American. Excluding this amount, employee compensation and benefits decreased $687,000 or 3%, primarily due to headcount reductions and stringent controls on staffing and compensation levels.

All other expense categories. All other expense categories include $45.4 million for the goodwill impairment charge associated with the banking segment. Excluding this charge, all other expense categories increased $6.0 million, or 28%, over 2008.

Occupancy expense increases were due to scheduled rent increases on various Company facilities and expenses related to a new Wealth Management location which was occupied in the fourth quarter of 2008.

FDIC and other insurance increased $2.6 million primarily due to additional FDIC premiums for the FDIC special assessment and newly implemented rate structure. On December 29, 2009, we were required to prepay an estimated quarterly risk-based assessment for fourth quarter 2009 and for all of 2010, 2011 and 2012. The prepayment amount was $11.5 million, which will be expensed over the subsequent three years. See “Supervision and Regulation – Deposit Insurance Fund” in Part I – Item I for more information.

Professional, legal and consulting increased due to various legal and consulting projects related to new federal regulations, compensation committee assistance, board governance, significant accounting issues and litigation defense.

Loan legal and other real estate expense increased $3.1 million due to increased levels of nonperforming loans and other real estate properties. The increase includes $2.4 million of fair value adjustments on other real estate due to the softening real estate markets for both residential and commercial properties.

Comparison of 2008 vs. 2007
Noninterest expenses increased $4.0 million, or 9%, in 2008. The Company’s efficiency ratio for 2008 is 56% compared to 61% in 2007.

Employee compensation and benefits. Employee compensation and benefits increased $244,000, or 1%, over 2007. Included in the increase is $1.0 million related to the final stock payment pursuant to the expiration of an executive retention agreement associated with the acquisition of Great American. Excluding this charge, employee compensation and benefits decreased $756,000 or 3% due to lower variable compensation expenses driven by Company financial results.

All other expense categories. All other expense categories increased $3.8 million or 22% over 2007.

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

FDIC and other insurance increased $706,000 due to higher FDIC insurance premiums (due to a higher rate structure imposed by the FDIC on all insured financial institutions.) Professional, legal and consulting increased due to the Arizona de novo bank activities, consulting services in Wealth Management and various legal matters.

Increases in Loan legal and other real estate expenses were due to increased levels of nonperforming loans and other real estate properties.

Discontinued Operations
On January 20, 2010, we sold Millennium to an investor group led mostly by former managers of Millennium for $4.0 million in cash, resulting in a $1.6 million pre-tax loss. As a result of the sale, we have reclassified the results of Millennium for the current and prior periods to discontinued operations. The amount of the loss on the sale is primarily due to the write-off of the remaining goodwill associated with the Millennium reporting unit.

For 2009, net loss from discontinued operations was $1.3 million, compared to a net loss of $6.2 million from discontinued operations in 2008 and $1.3 million of net income from discontinued operations in 2007. The 2008 loss includes $9.2 million of pre-tax goodwill impairment charges. Lower levels of paid premium sales and lower sales margins over the last two years significantly reduced Millennium’s operating results.

Income Taxes
In 2009, the Company recorded income tax benefit of $3.4 million on a pre-tax loss of $51.3 million, resulting in an effective tax rate of (6.6%). The goodwill impairment charge of $45.4 million was not tax-deductible. The pre-tax loss includes a loss of $1.6 million related to the sale of Millennium which is reported as discontinued operations for all periods. The following items were included in Income tax (benefit) expense and impacted the 2009 effective tax rate:

  the expiration of the statute of limitations for the 2005 tax year warranted the release of $324,000 of reserves related to certain state tax positions;

  reserves associated with various tax benefits of $115,000 related to certain federal tax items were released;

  recognition of federal tax benefits of $720,000 related to low income housing tax credits from a limited partnership interest.

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
Fourth Quarter 2009 Discussion
Fourth quarter 2009 net income from continuing operations was $380,000 compared to a net loss from continuing operations of $3.4 million for the prior year period. After deducting dividends on preferred stock, the Company reported a net loss available to common shareholders of $0.02 per diluted share for the fourth quarter of 2009 compared to net loss available to common shareholders of $0.28 per diluted share for the fourth quarter of 2008.

Including discontinued operations, the Company reported a net loss of $1.5 million, or $0.12 per diluted share, for the fourth quarter of 2009, compared to a net loss of $5.4 million, or $0.43 per share, for the fourth quarter of 2008.

The tax-equivalent net interest rate margin was 3.15% for the fourth quarter of 2009 as compared to 3.09% for the same period in 2008. Net interest income in the fourth quarter of 2009 increased $531,000 from the fourth quarter of 2008. This increase in net interest income was the result of a $4.2 million decrease in interest expense offset by a $3.7 million decrease in interest income. The yield on average interest-earning assets decreased from 5.60% during the fourth quarter of 2008 to 4.89% during the same period in 2009. The decline was primarily due to higher levels of securities and short-term investments as a percentage of earning assets and higher levels of nonperforming loans. The cost of interest-bearing liabilities decreased from 2.82% for the fourth quarter of 2008 to 2.06% for the same period in 2009.

The provision for loan losses was $8.4 million for the fourth quarter of 2009 compared to $6.5 million for the third quarter of 2009, and $16.3 million in the fourth quarter of 2008. Changes in the provision for loan losses from quarter to quarter are due to changes in loan risk ratings. Additional provision is the result of increases in adverse loan risk rating changes, while decreases are the result of fewer adverse loan risk rating changes. Provision for loan losses on the participated loan balances were $349,000 in the fourth quarter of 2009, compared to ($420,000) in the third quarter of 2009, and $2.2 million in the fourth quarter of 2008.

Noninterest income was $4.2 million during the fourth quarter of 2009, a $1.9 million decrease over noninterest income of $6.1 million for the same period in 2008. The decrease is due to state tax credit brokerage activities which generated $62,000 in gains in the fourth quarter of 2009 versus $2.6 million in the fourth quarter of 2008. While sales activity remained strong, as the Company generated $975,000 in gains from the sale of state tax credits in the fourth quarter of 2009 compared to $708,000 in the prior year period, recording the tax credit assets and related interest rate hedges to fair value offset $913,000 of the sales gains in the fourth quarter.

Other items contributing to the decrease include declining Trust revenues, additional losses on Other real estate and a decrease in Other income related to a 2008 gain reclassified from accumulated other comprehensive income to earnings for measured ineffectiveness of cash flow hedges. Offsetting these decreases was $2.1 million gain from the extinguishment of debt related to the accounting for loan participations.

Noninterest expenses were $13.7 million during the fourth quarter of 2009 versus $13.3 million during the same period in 2008.

Income tax benefit related to continuing operations was $372,000 during the fourth quarter of 2009 compared to $2.9 million in the same period in 2008. The effective tax rate was (46.5%) for the fourth quarter of 2009 compared to (45.4%) for the fourth quarter of 2008.

FINANCIAL CONDITION
Comparison for December 31, 2009 and 2008
Total assets at December 31, 2009 were $2.37 billion compared to $2.49 billion at December 31, 2008, a decrease of $128.0 million, or 5%. Loan participations of $224.0 million were included in Total assets at December 31, 2008. These assets were removed from the balance sheet as of December 31, 2009.

Excluding the impact of loan participations, total assets increased $96.0 million, or 4% during 2009. The increase was primarily driven by a $186.0 million increase in securities available for sale and a $64.0 million increase in cash and cash equivalents, partially offset by a $143.9 million, or 7%, decrease in loans.

Investments were $295.7 million at December 31, 2009 compared to $108.3 million at December 31, 2008. In 2009, the portfolio grew with additions to the government sponsored agency debentures, mortgage backed securities (including CMO's) and government guaranteed securities. We also began to build a portfolio of tax free municipal securities.

Goodwill and intangible assets were $2.6 million at December 31, 2009, compared to $52.0 million at December 31, 2008, a decrease of $49.4 million. The decrease in goodwill and intangible assets was due to $45.4 million of impairment charges related to the Banking segment and the write-off of the remaining Millennium goodwill and intangible as a result of the Millennium sale. See Item 8, Note 10 – Goodwill and Intangible Assets for more information.

At December 31, 2009, Other assets included $11.5 million of prepaid FDIC insurance and $8.5 million of indemnification receivable from the FDIC as a result of our Arizona acquisition.

At December 31, 2009, deposits were $1.94 billion, an increase of $149.0 million, or 8%, from $1.79 billion at December 31, 2008. Total brokered CD’s at December 31, 2009 were $156.0 million compared to $336.0 million at December 31, 2008, a decrease of $180.0 million. Excluding brokered deposits, core deposits increased $328.0 million, or 23%, in 2009.

Other borrowings at December 31, 2008 contain $227.0 million of secured borrowing related to the loan participations. These secured borrowings were removed from the balance sheet as of December 31, 2009.

At December 31, 2008, the Company had $0 outstanding on its $16.0 million line of credit. The line of credit expired in April 2009 and we did not replace this line of credit in 2009. We believe our current level of cash at the holding company will be sufficient to meet all projected cash needs in 2010. See “Liquidity and Capital Resources” for more information.

On December 19, 2008, the Company sold 35,000 shares of preferred stock and a warrant to purchase 324,074 shares of EFSC common stock, for an aggregate investment by the U.S. Treasury of $35.0 million. See Item 8, Note 5 – Preferred Stock and Common Stock Warrants for more information. On January 25, 2010, the Company completed the sale of 1,931,610 shares, or $15.0 million of its common stock in a private placement offering.

Loans
Total loans, less unearned loan fees, decreased $368.0 million, or 17% during 2009. Net of loan participations, loans outstanding declined $139.0 million, or 7%. The Company’s lending strategy emphasizes commercial, residential real estate, real estate construction and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis, Kansas City and Phoenix metropolitan markets. Consumer lending is minimal. Weak loan demand and lower line usage due to the stressed real estate markets, business deleveraging, and lackluster local economies, along with higher net charge-offs all contributed to the decline in loan balances.

A common underwriting policy is employed throughout the Company. Lending to small and medium sized businesses is riskier from a credit perspective than lending to larger companies, but the risk is appropriately considered with higher loan pricing and ancillary income from cash management activities. As additional risk mitigation, the Company will generally hold only $10.0 million or less of aggregate credit exposure (both direct and indirect) with one borrower, in spite of a legal lending limit of over $60.0 million. There are five borrowing relationships where we have committed more than $10.0 million with the largest being a $20.0 million line of credit with minimal usage. For the $1.8 billion loan portfolio, the Company’s average loan relationship size was just under $1.0 million, and the average note size was under $500,000.

The Company also buys and sells loan participations with other banks to help manage its credit concentration risk. At December 31, 2009 the Company had purchased $264.0 million ($176.0 million outstanding) and had sold $382.0 million ($293.0 million outstanding.) Approximately 50 borrowers make up our participations purchased, with an average outstanding loan balance of $3.5 million. Eighteen relationships, or $91.9 million of the $176.0 million in participations purchased, met the definition of a “Shared National Credit”; however, only three of the relationships, or $12.8 million, were considered out of our market.

The following table sets forth the composition of the Company’s loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated. A review of our Call report data during the preparation of our regulatory reports resulted in some immaterial changes between loan types. Therefore, the data presented below and in our Call report is different than the data presented in our 2009 earnings press release on Form 8-K dated January 26, 2010.

	December 31,
		Restated	Restated	Restated	Restated
(in thousands)	2009	2008	2007	2006	2005
Commercial and industrial	$558,016	$675,216	$549,479	$380,065	$278,996
Real estate:
Commercial	820,248	887,963	720,072	597,547	424,390
Construction	224,389	378,092	301,710	207,189	151,185
Residential	214,067	235,019	175,258	156,109	157,115
Consumer and other	16,540	25,167	37,759	35,542	36,616
Total Loans	$1,833,260	$2,201,457	$1,784,278	$1,376,452	$1,048,302

	December 31,
		Restated	Restated	Restated	Restated
	2009	2008	2007	2006	2005
Commercial and industrial	30.4%	30.7%	30.8%	27.6%	26.6%
Real estate:
Commercial	44.7%	40.3%	40.4%	43.4%	40.5%
Construction	12.2%	17.2%	16.9%	15.1%	14.4%
Residential	11.7%	10.7%	9.8%	11.3%	15.0%
Consumer and other	1.0%	1.1%	2.1%	2.6%	3.5%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial and industrial loans are made based on the borrower’s character, experience, general credit strength, and ability to generate cash flows for repayment from income sources, even though such loans may also be secured by real estate or other assets. Only $11.1 million of this balance at December 31, 2009 was unsecured. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations. Commercial and industrial loans are primarily made to borrowers operating within the manufacturing industry.

Real estate loans are also based on the borrower’s character, but more emphasis is placed on the estimated collateral values.

Approximately $318.0 million, or 17%, of commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our two primary metropolitan markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by raw ground or real estate under development for eventual sale. Approximately $48.0 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the officer and a centralized independent loan disbursement function is employed. Given the weak demand and stress in both the residential and commercial real estate markets, the Company reduced the level of these loan types in 2009.

Residential real estate loans include residential mortgages, which are loans that, due to size, do not qualify for conventional home mortgages that the Company sells into the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

Consumer and other loans represent loans to individuals on both a secured and unsecured basis. Credit risk is mitigated by thoroughly reviewing the creditworthiness of the borrowers prior to origination.

Following is a further breakdown of our loan categories using Call report codes at December 31, 2009:

	% of portfolio
		Restated
	2009	2008
Real Estate:
Construction & Land Development	12%	18%

Commercial Owner Occupied
Commercial & Industrial	19%	15%
Churches/ Schools/ Nursing Homes/ Other	1%	1%
Total	20%	16%

Commercial Non Owner Occupied
Retail	8%	6%
Commercial Office	7%	6%
Multi-Family Housing	5%	4%
Industrial/ Warehouse	3%	3%
Churches/ Schools/ Nursing Homes/ Other	2%	2%
Total	25%	21%

Residential:
Owner Occupied	8%	7%
Non Owner Occupied	4%	3%
Total	12%	10%

Total Real Estate	69%	65%

Non Real Estate
Commercial & Industrial	30%	34%
Consumer & Other	1%	1%
	31%	35%
	100%	100%

The Construction and Land Development category represents $224.4 million, or 12%, of the total loan portfolio. Within that category, there was $24.1 million of loans secured by raw ground, $99.4 million of commercial construction, $99.9 million of residential construction, and $1.0 million of mixed use construction.

The commercial construction component of the portfolio consisted of approximately 80 loan relationships with an average outstanding loan balance of $1.2 million. The largest loans were an $8.0 million line of credit secured by commercially zoned land in St. Louis, a $5.8 million fixed line secured by commercially zoned land in Kansas City, and a $5.3 million development loan for construction of a hotel in Phoenix, Arizona.

The residential construction component of the portfolio consists of single family housing development properties primarily in our St. Louis and Kansas City markets. There were approximately 140 loan relationships in this category with an average outstanding loan balance of $713,000. The largest loan was a $5.9 million residential development in Kansas City.

The largest segments of the non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans. At December 31, 2009, we had $149.8 million of non-owner occupied permanent loans secured by retail properties. There were approximately 100 loan relationships in this category with an average outstanding loan balance of $1.5 million. The three largest loans outstanding at year end were an $8.8 million loan secured by various retail properties in Kansas City, an $8.3 million loan secured by a retail strip center in St. Louis, and a $6.9 million loan secured by a single tenant retail store in Florida.

Vacancy rates for retail space in the St. Louis and Kansas City markets totaled 9.8% and 9.0%, respectively at year end, as compared to the national retail vacancy rate of 12.4%.

At December 31, 2009, we had $134.9 million of non-owner occupied permanent loans secured by commercial office properties. There were approximately 90 loan relationships with an average outstanding loan balance of $1.5 million. The three largest loans outstanding at year end were an $8.8 million loan secured by a single tenant office building in Kansas City, a $7.9 million loan secured by several office properties in Kansas City, and a $7.4 million loan secured by an office building in St. Louis.

Vacancy rates for commercial office space in the St. Louis and Kansas City markets totaled 15.6% and 16.9%, respectively at year end, as compared to the national commercial office vacancy rate of 16.3%.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2009 mature or reprice as follows:

	Loans Maturing or Repricing
		After One
	In One	Through	After
(in thousands)	Year or Less	Five Years	Five Years	Total
Fixed Rate Loans (1)

Commercial and industrial	$79,249	$120,855	$7,535	$207,639
Real estate:
Commercial	197,842	377,561	25,046	600,449
Construction	71,107	18,836	9,997	99,940
Residential	49,045	70,085	854	119,984
Consumer and other	3,296	1,629	0	4,925
Total	$400,539	$588,966	$43,432	$1,032,937

Variable Rate Loans (1)(2)

Commercial and industrial	$350,377	$-	$-	$350,377
Real estate:
Commercial	219,799	-	-	219,799
Construction	124,449	-	-	124,449
Residential	94,083	-	-	94,083
Consumer and other	11,615	-	-	11,615
Total	$800,323	$-	$-	$800,323

Loans (1)(2)

Commercial and industrial	$429,626	$120,855	$7,535	$558,016
Real estate:
Commercial	417,641	377,561	25,046	820,248
Construction	195,556	18,836	9,997	224,389
Residential	143,128	70,085	854	214,067
Consumer and other	14,911	1,629	0	16,540
Total	$1,200,862	$588,966	$43,432	$1,833,260

(1)	Loan balances include unearned loan (fees) costs, net.

(2)	Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 56% of the loan portfolio at December 31, 2009 and 47% at December 31, 2008. However, most of this increase in fixed rate loans matures or reprices within one year. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank’s “prime rate” has been 4.00% since late 2008 when the Federal Reserve lowered the targeted Fed Funds rate to 0.25%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which has been 3.25% since late 2008. Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

Of the $417.6 million of commercial real estate loans maturing in one year or less, $172.4 million or 41% represents loans secured by non-owner occupied commercial properties.

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

The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, if they are collateral dependent for collection. Otherwise, discounted cash flows are estimated and used to assign loss. At December 31, 2009 the allocated allowance for loan losses on individually impaired loans was $8.1 million, or 21% of the total impaired loans, with the largest allocation being $1.5 million on one residential real estate project. At December 31, 2008, the allocated allowance for loan losses on individually impaired loans was $7.4 million, or 22% of the total impaired loans, with the largest allocation being $1.3 million on commercial ground.

The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is based on a loss migration analysis using the Company’s loss experience and heavily weighting the most recent twelve months. The higher the rating assigned to a loan, the greater the loss allocation percentage that is applied.

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

  collateral values;

  competitive factors resulting in shifts in underwriting criteria; and

  findings of our loan monitoring process.
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

Management is currently evaluating a more refined “dual risk rating system” wherein each borrower is assigned a “probability of default” and a “loss given default” rating. The probability of default is primarily based on borrower cash flow and the loss given default is based on the adequacy of the collateral value relative to the loan amount. Management believes that this more refined rating system will allow the Company to more accurately assess the risk elements in the portfolio. If adopted, it is not anticipated that the new system will have a material effect on the current level of the allowance for loan losses. Management believes that the allowance for loan losses is adequate at December 31, 2009.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
		Restated	Restated	Restated	Restated
(in thousands)	2009	2008	2007	2006	2005
Allowance at beginning of year	$33,808	$22,585	$17,475	$13,331	$11,974
(Disposed) acquired allowance for loan losses	-	(50)	2,010	3,069	-
Release of allowance related to loan participations sold	(1,383)	-	-	-	-
Loans charged off:
Commercial and industrial	3,663	3,783	238	1,067	171
Real estate:
Commercial	5,710	1,384	43	25	424
Construction	15,086	8,044	705	-	-
Residential	5,931	2,367	1,418	504	-
Consumer and other	42	31	125	2	49
Total loans charged off	30,432	15,609	2,529	1,598	644
Recoveries of loans previously charged off:
Commercial and industrial	62	64	347	362	209
Real estate:
Commercial	66	-	15	1	74
Construction	28	241	25	-	-
Residential	422	56	17	31	177
Consumer and other	12	11	105	6	19
Total recoveries of loans	590	372	509	400	479
Net loan chargeoffs	29,842	15,237	2,020	1,198	165
Provision for loan losses	40,412	26,510	5,120	2,273	1,522

Allowance at end of year	$42,995	$33,808	$22,585	$17,475	$13,331

Average loans	$2,098,275	$2,001,073	$1,599,596	$1,214,437	$1,014,697
Total portfolio loans	1,833,260	2,201,457	1,784,278	1,376,452	1,048,302
Nonperforming loans	38,540	35,487	12,720	6,475	1,421

Net chargeoffs to average loans	1.42%	0.76%	0.13%	0.10%	0.02%
Allowance for loan losses to loans	2.35	1.54	1.27	1.27	1.27

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2009:

	December 31,
			Restated		Restated		Restated		Restated
	2009		2008		2007		2006		2005

		Percent by		Percent by		Percent by		Percent by		Percent by
		Category to		Category to		Category to		Category to		Category to
(in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Commercial and industrial	$9,715	30.4%	$6,431	30.7%	$4,582	30.8%	$3,673	27.6%	$3,295	26.6%
Real estate:
Commercial	19,600	44.8	11,085	40.3	7,229	40.4	5,900	43.4	4,315	40.5
Construction	4,289	12.2	7,886	17.2	5,418	16.9	2,970	15.1	1,116	14.4
Residential	3,859	11.7	2,762	10.7	2,632	9.8	2,070	11.3	1,817	15.0
Consumer and other	45	0.9	188	1.1	438	2.1	513	2.6	313	3.5
Not allocated	5,487		5,456		2,286		2,349		2,476
Total allowance	$42,995	100.0%	$33,808	100.0%	$22,585	100.0%	$17,475	100.0%	$13,332	100.0%

Nonperforming assets
Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans that are still accruing interest or in a non-accrual status. Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate. Nonperforming assets include nonperforming loans plus foreclosed real estate.

Nonperforming loans exclude credit-impaired loans that were acquired in the December 2009 FDIC-assisted transaction in Arizona. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 3 – Acquisition and Divestitures for more information on these loans.

Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed. Income is recorded only to the extent that a determination has been made that the principal balance of the loan is collectable and the interest payments are subsequently received in cash, or for a restructured loan, the borrower has made six consecutive contractual payments. If collectability of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.

The Company’s nonperforming loans meet the definition of “impaired loans” under U.S. GAAP. As of December 31, 2009, 2008, and 2007, the Company had 39, 26, and 19 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	At December 31,
		Restated	Restated	Restated	Restated
(in thousands)	2009	2008	2007	2006	2005
Non-accrual loans	$37,441	$35,487	$12,720	$6,363	$1,421
Loans past due 90 days or more
and still accruing interest	-	-	-	112	-
Restructured loans	1,099	-	-	-	-
Total nonperforming loans	38,540	35,487	12,720	6,475	1,421
Foreclosed property	26,372	13,868	2,963	1,500	-
Total nonperforming assets	$64,912	$49,355	$15,683	$7,975	$1,421

Total assets	$2,365,655	$2,493,767	$2,141,329	$1,600,004	$1,332,673
Total loans	1,833,260	2,201,457	1,784,278	1,376,452	1,048,302
Total loans plus foreclosed property	1,859,632	2,215,325	1,787,241	1,377,952	1,048,302

Nonperforming loans to loans	2.10%	1.61%	0.71%	0.47%	0.14%
Nonperforming assets to loans plus
foreclosed property	3.49	2.23	0.88	0.58	0.14
Nonperforming assets to total assets	2.74	1.98	0.73	0.50	0.11

Allowance for loan losses to nonperforming loans	112.00%	95.00%	178.00%	270.00%	938.00%

Nonperforming loans
Nonperforming loans at December 31, 2009 based on Call Report codes were as follows:

(in thousands)	Amount
Construction Real Estate/ Land Acquisition and Development	$21,682
Commercial Real Estate	9,384
Residential Real Estate	4,130
Commercial and Industrial	3,254
Consumer & Other	90
Total	$38,540

The following table summarizes the changes in nonperforming loans by quarter for 2009.

	2009
			Restated	Restated
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$46,982	$54,699	$54,421	$35,487	$35,487
Additions to nonaccrual loans	16,318	17,900	26,790	31,421	92,429
Additions to restructured loans	1,099	-	-	-	1,099
Chargeoffs	(11,519)	(6,254)	(5,018)	(7,051)	(29,842)
Other principal reductions	(559)	(4,113)	(5,252)	(2,596)	(12,520)
Moved to Other real estate	(11,339)	(9,903)	(11,497)	(978)	(33,717)
Moved to performing	(2,442)	(5,347)	(4,745)	(1,862)	(14,396)
Nonperforming loans end of period	$38,540	$46,982	$54,699	$54,421	$38,540

Approximately, $5.3 million of the decline between third and fourth quarter of 2009 was the result of amending the loan participation agreements so that they qualified for sale accounting treatment. At December 31, 2009, the nonperforming loans represent 39 relationships. The largest of these is a $4.0 million commercial real estate loan. Five relationships comprise 41% of the nonperforming loans. Approximately 52% of the nonperforming loans were in the Kansas City market, 47% were in the St. Louis market and less than 1% were in the Phoenix market.

At December 31, 2008, of the total nonperforming loans, $23.6 million, or 67%, related to five relationships: $10.6 million secured by a partially completed retail center; $3.5 million secured by commercial ground; $4.7 million secured by a medical office building; $2.8 million secured by a single family residence; and $1.9 million secured by a residential development. The remaining nonperforming loans consisted of 20 relationships. Eighty-four percent of the total nonperforming loans are located in the Kansas City market.

At December 31, 2007, of the total nonperforming loans, $7.3 million, or 57%, were related to eight residential homebuilders in St. Louis and Kansas City. The two largest related to a residential builder in Kansas City totaling $2.2 million and a single-family rehab builder in Kansas City totaling $1.6 million. The remaining nonperforming loans consisted of 11 relationships, nearly all of which were related to the soft residential housing markets in St. Louis and Kansas City.

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

Other real estate
Other real estate at December 31, 2009 was $26.4 million, an increase of $12.5 million over 2008. The increase includes $3.5 million of other real estate acquired through the FDIC-assisted transaction. At December 31, 2009, Other real estate was comprised of 22% completed homes, 30% residential lots and 48% commercial real estate. The largest single component of Other real estate is a medical office building with a book value of $5.0 million.

			2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	Year-to-date
Other real estate at beginning of period	$19,273	$16,053	$13,251	$13,868	$13,868
Additions and expenses capitalized
to prepare property for sale	11,342	9,915	11,788	1,155	34,200
Addition of Valley Capital ORE	3,455	-	-	-	3,455
Writedowns in fair value	(587)	(688)	(506)	(608)	(2,389)
Sales	(7,111)	(6,007)	(8,480)	(1,164)	(22,762)
Other real estate at end of period	$26,372	$19,273	$16,053	$13,251	$26,372

The writedowns in fair value were recorded in Loan legal and other real estate owned based on current market activity shown in the appraisals. In addition, the Company realized a net loss of $436,000 on sales of other real estate and recorded these losses as part of Noninterest income. Management believes it is prudent to sell these properties, rather than wait for an improved real estate market.

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $83.2 million, or 4.54% of total loans outstanding at December 31, 2009, compared to $15.8 million, or 0.80% of total loans outstanding at December 31, 2008. The $67.4 million increase in potential problem loans consists primarily of five commercial and industrial relationships totaling $18.6 million, five commercial real estate credits totaling $25.9 million, and two residential construction credits totaling $4.8 million. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Given this level of potential problem loans combined with the Company’s demonstrated ability to work through this adverse credit cycle so far, we believe that nonperforming asset levels will remain elevated in 2010 but manageable.

Investments
At December 31, 2009, our investment portfolio was $296.0 million, or 13%, of total assets. Our debt securities portfolio is primarily comprised of U.S. government agency obligations, mortgage-backed pools, and collateralized mortgage obligations (“CMO’s”). Our other investments primarily consist of the common stock investment of our trust preferred securities and other private equity investments. The size of the investment portfolio is generally 5-15% of total assets and will vary within that range based on liquidity. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. Securities available-for-sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2009		2008		2007
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government agencies	$27,189	9.2%	$-	0.0%	$-	0.0%
Obligations of U.S. Government sponsored enterprises	75,814	25.6%	-	0.0%	28,720	34.5%
Obligations of states and political subdivisions	3,408	1.2%	772	0.7%	949	1.1%
Residential mortgage-backed securities	176,050	59.5%	95,659	88.4%	41,087	49.3%
FHLB capital stock	8,476	2.9%	7,517	6.9%	9,106	10.9%
Other investments	4,713	1.6%	4,367	4.0%	3,471	4.2%
	$295,650	100.0%	$108,315	100.0%	$83,333	100.0%

In 2009 the portfolio grew with additions to the government sponsored agency debentures, mortgage backed securities (including CMO's) and government guaranteed securities. All residential mortgage-backed securities were issued by government sponsored enterprises. This combination gives us an appropriate balance between return and cashflow certainty given the current interest rate environment. We also began to build a portfolio of federally tax free municipal securities.

At December 31, 2009, of the $8.5 million in FHLB capital stock, $2.7 million is required for FHLB membership and $5.8 million is required to support our outstanding advances. Historically, it has been the FHLB practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares that a member is not required to hold.

The Company had no securities classified as trading at December 31, 2009, 2008, or 2007.

The following table summarizes expected maturity and yield information on the investment portfolio at December 31, 2009:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government agencies	$-	0.00%	$19,266	2.00%	$2,720	2.21%	$5,203	2.04%	$-	0.00%	$27,189	2.03%
Obligations of U.S. Government sponsored enterprises	56,281	1.22%	14,202	1.14%	-	0.00%	5,331	3.55%	-	0.00%	75,814	1.37%
Obligations of states and political subdivisions	280	4.40%	298	6.07%	310	5.94%	2,520	0.61%	-	0.00%	3,408	1.88%
Residential mortgage-backed securities	8,740	3.91%	137,459	3.53%	24,690	3.53%	5,161	5.12%	-	0.00%	176,050	3.59%
FHLB capital stock	-	0.00%	-	0.00%	-	0.00%	-	0.00%	8,476	1.78%	8,476	1.78%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%	4,713	3.57%	4,713	3.57%
Total	$65,301	1.59%	$171,225	3.16%	$27,720	3.42%	$18,215	3.15%	$13,189	2.42%	$295,650	2.81%

Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 36%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
(in thousands)	Average balance	average rate	Average balance	average rate	Average balance	average rate
Interest-bearing transaction accounts	$122,563	0.54%	$121,371	1.28%	$120,418	2.56%
Money market accounts	636,350	0.96%	687,867	2.00%	579,029	4.07%
Savings accounts	9,147	0.38%	9,594	0.57%	11,126	1.12%
Certificates of deposit	786,631	2.98%	588,561	4.17%	503,926	5.18%
	1,554,691	1.94%	1,407,393	2.84%	1,214,499	4.35%
Noninterest-bearing demand deposits	250,435	--	221,925	--	215,610	--
	$1,805,126	1.67%	$1,629,318	2.45%	$1,430,109	3.70%

Our deposit focus for 2009 was to reduce our reliance on brokered deposits, grow our core deposits, and increase our percentage of non-interest bearing deposits. We adjusted our incentive programs to focus our associates on deposit gathering efforts and aggressively managed deposit rates to achieve this objective. Our marketing efforts centered primarily around growing our base of commercial clients through direct calling efforts. Many new relationships were developed with closely-held businesses that prefer building strong relationships with locally owned banks. Such relationships are typically long term, stable sources of deposits.

Treasury management continued to be an important part of our offering as businesses sought to use these products and services to help minimize expenses and improve back room efficiency. The Bank originated 83 new treasury management relationships during 2009 representing over $80.0 million in new deposits and $239,000 in annualized fee income.

Greater emphasis was placed on our retail banking program through increased sales training, and media and direct mail promotions. Nearly $120.0 million was raised in a 13-15 month certificate of deposit campaign and approximately $21.0 million was raised through direct mail money market campaigns. Management also focused on reducing the dependency on brokered certificates of deposits and used successful retail campaigns to help replace these funds. Brokered certificates of deposits declined $180 million, or 53%, from $336.0 million at December 31, 2008 to $156.0 million at December 31, 2009. For the year ended December 31, 2009, brokered certificates of deposits represented 8% of total deposits compared to 19% for the year ended December 31, 2008. Noninterest-bearing demand deposits represented 15% of total deposits at December 31, 2009 compared to 14% at December 31, 2008. Noninterest-bearing demand deposit growth was particularly strong in the fourth quarter of 2009, with an increase of $32.0 million, or 12%.

Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2009:

(in thousands)	Total
Three months or less	$98,862
Over three through six months	113,068
Over six through twelve months	146,102
Over twelve months	85,034
Total	$443,067

Liquidity and Capital Resources
Since September 2008, we have raised $75.0 million in regulatory capital, raising our risk-based capital ratio to 13.32% - well in excess of the regulatory guidelines. On December 12, 2008, we completed a private placement of $25.0 million in Convertible Trust Preferred Securities that qualify as Tier II regulatory capital until they would convert to EFSC common stock. On December 19, 2008, we received $35.0 million from the U.S. Treasury under the Capital Purchase Program. In January, 2010, the Company added $15.0 million in common equity in a private placement offering to accredited investors. On a pro-forma basis, the additional equity increased the Company’s tangible common equity ratio to 6.08% from 5.48% at year end 2009 and its total risk-based regulatory capital ratio to 14.05% from 13.32%, enhancing its already well-capitalized position. A reconciliation of shareholders’ equity to tangible common equity and total assets to tangible assets is provided below in “Capital Resources”. The tangible common equity ratio is widely followed by analysts of bank and financial holding companies and we believe it is an important financial measure of capital strength even though it is considered to be a non-GAAP measure.

As of December 31, 2008, $20.0 million of the capital funds were used to pay off the Company’s line of credit and term loan. In December 2008, we also injected $18.0 million into Enterprise to support continued loan growth and bolster its capital ratios. Subject to other demands for cash, we expect to use our capital funds to support continuing loan growth and strengthening our capital position as appropriate. Some portion of this additional capital may also be deployed to take advantage of acquisition opportunities that may emerge from the current unsettled nature of the financial industry. We may also seek the approval of our regulators to utilize cash available to us to repurchase all or a portion of the securities that we issued to the U. S. Treasury.

Liquidity
The objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are deposit run-off from demand deposits, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, fed fund lines with correspondent banks, the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Board of Directors. Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company’s liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

For the year ended December 31, 2009, net cash provided by operating activities was $8.5 million more than for 2008. Net cash used in investing activities was $66.0 million for 2009 versus $437.0 million in 2008. The decrease of $370.0 million was primarily due to a decrease in loan volume. Net cash provided by financing activities was $102.0 million in 2009 versus $305.0 million in 2008. The change in cash provided by financing activities is due to a decrease in interest-bearing deposits.

Strong capital ratios, credit quality and core earnings are essential to retaining cost-effective access to the wholesale funding markets. Deterioration in any of these factors could have a negative impact on the Company’s ability to access these funding sources and, as a result, these factors are monitored on an ongoing basis as part of the liquidity management process. Enterprise is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent Company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company’s shareholders or for other cash needs.

Parent Company liquidity
The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company had cash and cash equivalents of $19.5 million and $23.8 million, respectively, at December 31, 2009 and 2008. The parent company’s primary funding sources to meet its liquidity requirements are dividends from Enterprise and proceeds from the issuance of equity (i.e. stock option exercises). We believe our current level of cash at the holding company will be sufficient to meet all projected cash needs in 2010.

Another source of funding for the parent company includes the issuance of subordinated debentures. As of December 31, 2009, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. See Item 8, Note 12 – Subordinated Debentures for more information.

Enterprise liquidity
Enterprise has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed at December 31, 2009, Enterprise could borrow an additional $118.5 million available from the FHLB of Des Moines under blanket loan pledges and an additional $279.7 million available from the Federal Reserve Bank under pledged loan agreements. Enterprise has unsecured federal funds lines with three correspondent banks totaling $30.0 million.

Investment securities are another important tool to Enterprise’s liquidity objective. As of December 31, 2009, the entire investment portfolio was available for sale. Of the $282.5 million investment portfolio available for sale, $211.6 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining debt securities could be pledged or sold to enhance liquidity, if necessary.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The CDARS program is designed to provide full FDIC insurance on deposit amounts larger than the stated minimum by exchanging or reciprocating larger depository relationships with other member banks. Our depositors’ funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts that are eligible for FDIC insurance. CDARS are considered brokered deposits according to banking regulations; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding since the original funds came from clients and does not report the balances as brokered sources in its external financial reports. Enterprise must remain “well-capitalized” in order to utilize the CDARS program. As of December 31, 2009, Enterprise had $135.0 million of reciprocal CDARS deposits outstanding.

In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At December 31, 2009, we had no outstanding “one-way buy” deposits.

As long as Enterprise remains “well-capitalized”, we have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At December 31, 2009, we had $156.0 million of brokered certificates of deposit outstanding.

Over the normal course of business, Enterprise enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Enterprise’s liquidity. Enterprise has $458.0 million in unused loan commitments as of December 31, 2009. While this commitment level would be very difficult to fund given Enterprise’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

At December 31, 2009 and 2008, approximately $8,405,000 and $10,018,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Enterprise in accordance with Federal Reserve Bank requirements.

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

The Company met the definition of “well-capitalized” (the highest category) at December 31, 2009, 2008, and 2007. The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At December 31,
(Dollars in thousands)	2009	2008	2007
Tier 1 capital to risk weighted assets	10.67%	8.89%	9.32%
Total capital to risk weighted assets	13.32%	12.81%	10.54%
Leverage ratio (Tier 1 capital to average assets)	8.96%	8.67%	8.62%
Tangible common equity to tangible assets	5.48%	5.38%	5.24%
Tier 1 capital	$215,099	$190,253	$164,957
Total risk-based capital	$268,454	$273,978	$186,549

Below is a reconciliation of shareholders’ equity to tangible common equity and total assets to tangible assets. The tangible common equity ratio is presented because management believes it is an important financial measure of capital strength even though it is considered to be a non-GAAP measure.

	For the years ended December 31,
		Restated	Restated
(In thousands)	2009	2008	2007
Shareholders' equity	$163,912	$214,572	$172,149
Less: Preferred stock	(31,802)	(31,116)	-
Less: Goodwill	(953)	(48,512)	(57,177)
Less: Intangible assets	(1,643)	(3,504)	(6,053)
Tangible common equity	$129,515	$131,440	$108,919

Total assets	$2,365,655	$2,493,767	$2,141,329
Less: Goodwill	(953)	(48,512)	(57,177)
Less: Intangible assets	(1,643)	(3,504)	(6,053)
Tangible assets	$2,363,059	$2,441,751	$2,078,099

Tangible common equity to tangible assets	5.48%	5.38%	5.24%

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2009. Significant assumptions used for this table include: loans will repay at historic repayment rates; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$118,701	$40,556	$43,266	$17,030	$58,897	$4,011	$282,461
Other investments	-	-	-	-		13,189	13,189
Interest-bearing deposits	83,430	-	-	-	-	-	83,430
Federal funds sold	7,472	-	-	-	-	-	7,472
Loans (1)	1,201,974	187,344	169,030	182,070	92,842	-	1,833,260
Loans held for sale	4,243	-	-	-	-	-	4,243
Total interest-earning assets	$1,415,820	$227,900	$212,296	$199,100	$151,739	$17,200	$2,224,055

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$841,435	$-	$-	$-	$-	$-	$841,435
Certificates of deposit	668,183	89,363	25,059	26,769	949	-	810,323
Subordinated debentures	42,374	-	14,433	25,774	-	-	82,581
Other borrowings	60,138	5,300	22,000	-	-	80,000	167,438
Total interest-bearing liabilities	$1,612,130	$94,663	$61,492	$52,543	$949	$80,000	$1,901,777

Interest-sensitivity GAP
GAP by period	$(196,310)	$133,237	$150,804	$146,557	$150,790	$(62,800)	$322,278
Cumulative GAP	$(196,310)	$(63,073)	$87,731	$234,288	$385,078	$322,278	$322,278
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.88	2.41	3.45	3.79	159.89	0.22	1.17
Cumulative GAP as of December 31, 2009	0.88	0.96	1.05	1.13	1.21	1.17	1.17

(1)     Adjusted for the impact of the interest rate swaps.

At December 31, 2009, the Company was asset sensitive on a cumulative basis for all periods based on contractual maturities. Asset sensitive means that assets will reprice faster than liabilities.

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

The resulting simulations for December 31, 2009 demonstrated that the Company’s balance sheet was relatively neutral to interest rate changes. The simulations projected that the annual net interest income of Enterprise would decrease by approximately 1.7% if rates increased by 100 basis points under a parallel rate shock, primarily due to holding the Enterprise prime rate at 4.0% and implementing floors on variable rate loans to protect a higher level of current earnings. The simulations also projected that net interest income would decrease by 2.17% if rates decreased by 100 basis points under a parallel rate shock, based primarily on the assumption that deposit rates are near a minimum. Given the very low level of short term interest rates, the falling interest rate shock simulations are fairly irrelevant.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2009, the Company had $30.3 million in notional amount of outstanding interest rate swaps to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 8 – Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest(1), at December 31, 2009 were as follows:

			Over 1 Year
		Less Than	Less than	Over
(in thousands)	Total	1 Year	5 Years	5 Years
Operating leases	$18,625	$1,984	$8,574	$8,067
Certificates of deposit	810,323	668,260	141,603	460
Subordinated debentures	85,081	-	-	85,081
Federal Home Loan Bank advances	128,100	20,800	27,300	80,000
Commitments to extend credit	457,776	322,855	109,457	25,464
Standby letters of credit	32,263	32,263	-	-

Private equity bank fund	2,842	-	2,842	-

(1)
In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

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

Acquisitions and Divestitures
Assets and liabilities of acquired entities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The purchase price allocation process requires an analysis of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is nondeductible for tax purposes.

Assets classified as held for sale are reported at the lower of its carrying value at the date the assets is initially classified as held for sale or its fair value less costs to sell. The results of operations of a component that either has been disposed of or held for sale is reported as discontinued operation if:
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

Goodwill and Other Intangible Assets
Our goodwill impairment tests are completed as of December 31 each year and for goodwill and intangible assets whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset’s carrying amount. Such tests involve the use of various estimates and assumptions. Management believes that the estimates and assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could affect our estimates and assumptions.

Goodwill is tested for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company’s reporting units are Trust and the Banking operations of Enterprise. At December 31, 2009 and 2008, the Trust reporting unit had no goodwill.

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

Intangible assets other than goodwill, such as core deposit intangibles, that are determined to have finite lives are amortized over their estimated remaining useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Banking reporting unit
The Banking reporting unit’s goodwill and intangible assets were evaluated for impairment as of March 31, 2009. In connection with these tests, we determined that the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization in the first quarter of 2009 required a goodwill impairment charge. As a result, the Company recorded a $45.4 million, pre-tax goodwill impairment charge as of March 31, 2009 thus eliminating all goodwill in the Banking segment at that time.

The 2008 and 2007 annual impairment evaluations of the goodwill and intangible balances did not identify any impairment for the Banking reporting unit.

In conjunction with the December 2009 FDIC-assisted transaction, we recorded $953,000 of goodwill based on the fair value of the assets purchased and liabilities assumed.

State Tax Credits Held for Sale
The Company purchases the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to Wealth Management clients. All state tax credits purchased prior to 2009 are accounted for at fair value. All state tax credits purchased in 2009 are accounted for at lower of cost or fair value. The Company elected not to account for the state tax credits purchased in 2009 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

The Company is not aware of an active financial market for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of state residents who buy them to reduce their state tax exposure. The state tax credits purchased by the Company are held until they are “usable” and then are sold to our clients for a profit.

The Company utilizes a discounted cash flow analysis (income approach) to determine the fair value of the state tax credits. The fair value measurement is calculated using an internal valuation model. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a risk premium spread. With the exception of the discount rate, the inputs to the fair value calculation are observable and readily available. The discount rate is an “unobservable input” and is based on the Company’s assumptions. As a result, fair value measurement for these instruments falls within Level 3 of the fair value hierarchy.

At December 31, 2009, the discount rates utilized in our state tax credits fair value calculation ranged from 2.30% to 6.01%. Changes in the fair value of the state tax credits held for sale reduced the State tax credit activity, net in the consolidated statement of operations for the year ended December 31, 2009 by $1.3 million. A rate simulation with a 100 basis point parallel rate shock to the discount rate was run for December 31, 2009. The resulting simulation indicates that if the LIBOR swap curve were to increase by 100 basis points, the fair value of the state tax credits would be lower by approximately $1.1 million. We would expect a portion of this decline would be offset by a change in the value of derivative financial instruments used to economically hedge the state tax credits.

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

Derivative Financial Instruments
The Company uses derivative financial instruments to assist in managing interest rate sensitivity. The derivative financial instruments used are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. As of December 31, 2009, the Company used nondesignated derivative financial instruments to economically hedge changes in the fair value of state tax credits held for sale and changes in the fair value of certain loans accounted for as trading instruments. In addition, the Company also offers an interest-rate hedge program that includes interest rate swaps to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts. These customer accommodation interest rate swap contracts are not designated as hedging instruments.

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

  Non-Designated Hedges – Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are entered into to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of operations depending on the underlying hedged item.
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

Effects of New Accounting Pronouncements
See Item 8, Note 24 – New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and subsidiaries

Page Number
Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets at December 31, 2009 and 2008	50

Consolidated Statements of Operations for the years
ended December 31, 2009, 2008, and 2007	51

Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income
for the years ended December 31, 2009, 2008, and 2007	52

Consolidated Statements of Cash Flows for the
years ended December 31, 2009, 2008, and 2007	53

Notes to Consolidated Financial Statements	54

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2008 and 2007 financial statements have been restated to correct a misstatement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

St. Louis, MO March 12, 2010

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
Years ended December 31, 2009 and 2008

	December 31,
(In thousands, except share and per share data)		Restated
	2009	2008
Assets
Cash and due from banks	$16,064	$25,626
Federal funds sold	7,472	2,637
Interest-bearing deposits	83,430	14,384
Total cash and cash equivalents	106,966	42,647
Securities available for sale	282,461	96,431
Other investments, at cost	13,189	11,884
Loans held for sale	4,243	2,632
Portfolio loans	1,833,260	2,201,457
Less: Allowance for loan losses	42,995	33,808
Portfolio loans, net	1,790,265	2,167,649
Other real estate	26,372	13,868
Fixed assets, net	22,301	25,158
Accrued interest receivable	7,751	7,557
State tax credits, held for sale, including $32,485 and $39,142
carried at fair value, respectively	51,258	39,142
Goodwill	953	48,512
Intangibles, net	1,643	3,504
Assets of discontinued operations held for sale	4,000	-
Other assets	54,253	34,783
Total assets	$2,365,655	$2,493,767

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$289,658	$247,361
Interest-bearing transaction accounts	142,061	126,644
Money market accounts	690,552	702,886
Savings	8,822	7,826
Certificates of deposit:
$100k and over	443,067	520,197
Other	367,256	187,870
Total deposits	1,941,416	1,792,784
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	128,100	119,957
Other borrowings	39,338	272,969
Accrued interest payable	2,125	2,473
Other liabilities	5,683	5,931
Total liabilities	2,201,743	2,279,195
Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	31,802	31,116
Common stock, $0.01 par value;
30,000,000 shares authorized; 12,958,820 and
12,876,981 shares issued, respectively	130	129
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	117,000	115,112
Retained earnings	15,790	68,710
Accumulated other comprehensive income	933	1,248
Total shareholders' equity	163,912	214,572
Total liabilities and shareholders' equity	$2,365,655	$2,493,767

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009, 2008 and 2007

	Years ended December 31,
(In thousands, except per share data)		Restated	Restated
	2009	2008	2007
Interest income:
Interest and fees on loans	$112,548	$121,467	$124,624
Interest on debt securities:
Taxable	5,459	4,722	4,571
Nontaxable	24	31	34
Interest on federal funds sold	6	211	481
Interest on interest-bearing deposits	130	43	17
Dividends on equity securities	319	547	522
Total interest income	118,486	127,021	130,249
Interest expense:
Interest-bearing transaction accounts	662	1,554	3,078
Money market accounts	6,079	13,786	23,578
Savings	35	55	125
Certificates of deposit:
$100 and over	15,592	18,127	18,329
Other	7,835	6,398	7,754
Subordinated debentures	5,171	3,536	3,859
Federal Home Loan Bank advances	4,797	6,649	4,277
Notes payable and other borrowings	8,674	10,233	8,242
Total interest expense	48,845	60,338	69,242
Net interest income	69,641	66,683	61,007
Provision for loan losses	40,412	26,510	5,120
Net interest income after provision for loan losses	29,229	40,173	55,887
Noninterest income:
Wealth Management revenue	4,524	5,916	7,159
Service charges on deposit accounts	5,012	4,376	3,228
Other service charges and fee income	963	1,000	852
Sale of branches/charter	-	3,400	-
Sale of other real estate	(436)	552	(48)
State tax credit activity, net	1,035	4,201	792
Sale of investment securities	955	161	233
Extinguishment of debt	7,388	-	-
Miscellaneous income	436	735	636
Total noninterest income	19,877	20,341	12,852
Noninterest expense:
Employee compensation and benefits	25,969	27,656	27,412
Occupancy	4,709	3,985	3,651
Furniture and equipment	1,425	1,390	1,366
Data processing	2,147	2,139	1,873
Amortization of intangibles	482	599	692
Goodwill impairment charge	45,377	-	-
Loan legal and other real estate expense	4,788	1,717	501
Other	13,530	11,290	9,200
Total noninterest expense	98,427	48,776	44,695

(Loss) income from continuing operations before income tax (benefit) expense	(49,321)	11,738	24,044
Income tax (benefit) expense	(2,650)	3,672	8,098
(Loss) income from continuing operations	(46,671)	8,066	15,946

(Loss) income from discontinued operations before income tax (benefit) expense	(408)	(9,757)	2,045
Loss on disposal before income tax benefit	(1,587)	-	-
Income tax (benefit) expense	(711)	(3,539)	736
(Loss) income from discontinued operations	(1,284)	(6,218)	1,309

Net (loss) income	$(47,955)	$1,848	$17,255

Net (loss) income available to common shareholders	$(50,369)	$1,769	$17,255

Basic (loss) earnings per common share:
From continuing operations	$(3.82)	$0.63	$1.30
From discontinued operations	(0.10)	(0.49)	0.11
Total	$(3.92)	$0.14	$1.41

Diluted (loss) earnings per common share:
From continuing operations	$(3.82)	$0.63	$1.27
From discontinued operations	(0.10)	(0.49)	0.10
Total	$(3.92)	$0.14	$1.37

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income
Years ended December 31, 2007, 2008, and 2009

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2006 (Restated)	$-	$115	$-	$78,026	$55,133	$(592)	$132,682
Cumulative effect of adoption of FIN 48	-	-	-	-	138	-	138
Balance January 1, 2007 (Restated)	$-	$115	$-	$78,026	$55,271	$(592)	$132,820
Net income (Restated)	-	-	-	-	17,255	-	17,255
Change in fair value of investment securities, net of tax	-	-	-	-	-	858	858
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(149)	(149)
Total comprehensive income (Restated)							17,964
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(2,638)	-	(2,638)
Issuance under equity compensation plans, net, 194,737 shares	-	2	-	1,486	-	-	1,488
Purchase of Treasury Stock, 76,000 shares	-	-	(1,743)	-	-	-	(1,743)
Acquisition of Clayco Banc Corporation, 698,733 shares	-	7	-	21,193	-	-	21,200
Additional contingent shares issued in connection with
acquisition of NorthStar Bancshares, Inc., 49,348 shares	-	1	-	1,281	-	-	1,282
Share-based compensation	-	-	-	1,760	-	-	1,760
Excess tax benefit related to equity compensation plans	-	-	-	381	-	-	381
Balance December 31, 2007 (Restated)	$-	$125	$(1,743)	$104,127	$69,888	$117	$172,514
Cumulative effect of adoption of SFAS No. 159		-	-	-	(365)	-	(365)
Balance January 1, 2008 (Restated)	$-	$125	$(1,743)	$104,127	$69,523	$117	$172,149
Net income (Restated)	-	-	-	-	1,848	-	1,848
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	816	816
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(103)	(103)
Change in fair value of cash flow hedges, net of tax	-	-		-	-	418	418
Total comprehensive income (Restated)							2,979
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(2,661)	-	(2,661)
Issuance of preferred stock and associated warrants, 35,000 shares	31,116	-	-	3,884	-	-	35,000
Issuance under equity compensation plans, net 361,665 shares	-	4	-	3,555	-	-	3,559
Additional share-based compensation in connection with
acquisition of Clayco Banc Corporation, 32,959 shares	-	-	-	1,000	-	-	1,000
Share-based compensation	-	-	-	2,085	-	-	2,085
Excess tax benefit related to equity compensation plans	-	-	-	460	-	-	460
Balance December 31, 2008 (Restated)	$31,116	$129	$(1,743)	$115,112	$68,710	$1,248	$214,572
Net loss	-	-	-	-	(47,955)	-	(47,955)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	455	455
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(611)	(611)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(159)	(159)
Total comprehensive loss							(48,270)
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(2,694)	-	(2,694)
Cash dividends paid on preferred stock	-	-	-	-	(1,585)	-	(1,585)
Preferred stock accretion of discount and issuance cost	686	-	-	(130)	(686)	-	(130)
Issuance under equity compensation plans, net, 81,839 shares	-	1	-	322	-	-	323
Share-based compensation	-	-	-	2,034	-	-	2,034
Excess tax expense on additional share-based compensation
in connection with acquisition of Clayco Banc Corporation	-	-	-	(364)	-	-	(364)
Excess tax benefit related to equity compensation plans	-	-	-	26	-	-	26
Balance December 31, 2009	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912

See accompanying notes to consolidated financial statements.

	Years ended December 31,
		Restated	Restated
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(47,955)	$1,848	$17,255
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation	3,595	2,690	2,465
Provision for loan losses	40,412	26,510	5,120
Deferred income taxes	(2,545)	(7,699)	565
Net amortization of debt securities	1,415	545	(195)
Amortization of intangible assets	1,078	1,444	1,604
Gain on sale of investment securities	(955)	(161)	(233)
Mortgage loans originated	(91,884)	(46,416)	(81,221)
Proceeds from mortgage loans sold	89,636	47,300	80,551
Loss (gain) on sale of other real estate	436	(552)	48
Gain on state tax credits, net	(1,035)	(4,201)	(792)
Additional share-based compensation from acquisition of Clayco	-	1,000	-
Excess tax expense on additional share-based compensation from acquisition of Clayco	364	-	-
Excess tax benefits of share-based compensation	(26)	(460)	(381)
Share-based compensation	2,202	2,255	1,944
Gain on sale of branches/charter	-	(3,400)	-
Loss on disposal of Millennium Brokerage Group	1,587	-	-
Goodwill impairment charge	45,377	9,200	-
Changes in:
Accrued interest receivable and income tax receivable	2,230	(3,054)	720
Accrued interest payable and other liabilities	(214)	(2,203)	(1,013)
Prepaid FDIC insurance	(11,472)	-	-
Other, net	(3,498)	(4,356)	(1,220)
Net cash provided by operating activities	28,748	20,290	25,217

Cash flows from investing activities:
Cash paid in sale of branch/charter, net of cash and cash equivalents received	-	(20,736)	(9,375)
Cash received from acquisition	15,105	-	-
Net decrease (increase) in loans	98,239	(369,123)	(168,032)
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	85,377	41,505	104,212
Other investments	426	21,216	11,622
State tax credits held for sale	7,709	4,422	4,578
Other real estate	16,034	6,753	5,260
Loans previously charged off	590	372	509
Payments for the purchase/origination of:
Available for sale debt and equity securities	(271,954)	(71,699)	(67,066)
Other investments	(2,184)	(26,707)	(1,831)
State tax credits held for sale	(15,227)	(15,271)	(27,726)
Fixed assets	(552)	(7,467)	(3,379)
Net cash used in investing activities	(66,437)	(436,735)	(151,228)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	39,592	(28,868)	28,313
Net increase in interest-bearing deposit accounts	65,686	273,312	90,092
Proceeds from issuance of subordinated debentures	-	28,274	18,557
Paydown of subordinated debentures	-	-	(4,124)
Net proceeds from Federal Home Loan Bank advances	8,143	(32,943)	96,303
Net proceeds from federal funds purchased	(19,400)	19,400	-
Net increase in other borrowings	12,578	16,080	923
Net proceeds from notes payable	-	(6,000)	1,999
Cash dividends paid on common stock	(2,694)	(2,661)	(2,638)
Excess tax expense on additional share-based compensation from acquisition of Clayco	(364)	-	-
Excess tax benefits of share-based compensation	26	460	381
Issuance of preferred stock and warrants	-	35,000	-
Cash dividends paid on preferred stock	(1,585)	-	-
Preferred stock issuance cost	(130)	-	-
Repurchase of common stock	-	-	(1,743)
Proceeds from the exercise of common stock options	156	3,389	1,304
Net cash provided by financing activities	102,008	305,443	229,367
Net increase (decrease) in cash and cash equivalents	64,319	(111,002)	103,356
Cash and cash equivalents, beginning of period	42,647	153,649	50,293
Cash and cash equivalents, end of period	$106,966	$42,647	$153,649

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$49,193	$52,495	$61,223
Income taxes	(2,817)	11,579	7,854
Noncash transactions:
Common stock issued for acquisitions	$-	$-	$22,482
Transfer to other real estate owned in settlement of loans	33,717	18,432	5,979
Sales of other real estate financed	6,258	1,840	-

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The more significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business and Consolidation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise”). The consolidated financial statements include the accounts of the Company, and its subsidiaries, all of which are wholly owned. Millennium results are reported as discontinued operations for all periods presented (see Note 3). All material intercompany accounts and transactions have been eliminated.

On January 20, 2010, the Company sold its interest in Millennium Brokerage Group, LLC (“Millennium”) for $4.0 million in cash. Enterprise acquired 60% of Millennium in October 2005 and acquired the remaining 40% in December 2007. As a result of the sale, Millennium financial results are reported as discontinued operations for all periods presented.

On December 11, 2009, Enterprise entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Valley Capital Bank N.A., a full service community bank that was headquartered in Mesa, Arizona.

On July 31, 2008, the Company sold its remaining interest in Great American Bank (“Great American”).

See Note 3 – Acquisition and Divestitures for more information on the above transactions.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company’s subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Accounting Standards Codification
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Use of Estimates
The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP and conform to predominant practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreasing real estate values, illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods.

Fair Value
Effective January 1, 2008, the Company adopted the Fair Value Measurements and Disclosures provisions of ASC 820 (as amended), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 20 – Fair Value Measurements for more information.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold to be cash and cash equivalents. At December 31, 2009 and 2008, approximately $8,405,000 and $10,018,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

Reclassification
Certain immaterial reclassifications have been made to the 2008 and 2007 amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported consolidated net income or shareholders’ equity. In addition, as described in Note 2 – Loan Participation Restatement, amounts related to loan participations have been restated in 2008 and 2007.

Investments
The Company has classified all investments in debt securities as available for sale.

Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity until realized. All previous fair value adjustments included in the separate component of shareholders’ equity are reversed upon sale.

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

Premiums and discounts are amortized or accreted over the expected lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market without recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2009 or 2008. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding net of unearned fees and costs. Loan origination fees and direct origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using a method, which approximates the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower’s credit has occurred which, in management’s opinion, negatively impacts the collectability of the loan.

Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectability of principal and interest is expected. Non-accrual loans that have been restructured will remain in a nonaccrual status until the borrower has made six consecutive contractual payments.

Loans Acquired Through Transfer
Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible. Loans and leases, which are deemed uncollectable, are charged off and deducted from the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses.

Impaired loans exclude credit-impaired loans that were acquired in the December 2009 FDIC-assisted transaction in Arizona. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Note 3 – Acquisition and Divestitures for more information on these loans.

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

State Tax Credits Held for Sale
The Company purchases the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to Wealth Management customers. All state tax credits purchased prior to 2009 are accounted for at fair value. All state tax credits purchased in 2009 are accounted for at the lower of cost or fair value. The Company elected not to account for the state tax credits purchased in 2009 at fair value in order to limit the volatility of the fair value changes in the Company’s consolidated statements of operations.

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset’s carrying amount. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

Impairment of Long-Lived Assets
Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. In addition, the Company also offers an interest-rate hedge program that includes interest rate swaps to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.

Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” The Company assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivatives. An assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge is performed as required by the accounting standards. Derivatives are included in other assets and other liabilities in the consolidated balance sheets. Generally, the only derivative instruments used by the Company have been interest rate swaps and interest rate caps.

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

  Non-Designated Hedges – Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are intended to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Customer accommodation interest rate swap contracts are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of income depending on the underlying hedged item.
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

Stock-Based Compensation
Stock-based compensation is recognized as an expense in the financial statements and measured at the grant date fair value for all equity classified awards.

Acquisitions and Divestitures
The Company accounts for business combinations using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company has one year to finalize the fair values and resulting goodwill resulting from any business combination.

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is nondeductible for tax purposes.

For divestitures, the Company measures an asset (disposal group) classified as held for sale at the lower of its carrying value at the date the asset is initially classified as held for sale or its fair value less costs to sell. The Company reports the results of operations of a component that either has been disposed of or held to sale as discontinued operations if:
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

NOTE 2—LOAN PARTICIPATION RESTATEMENT

During a review of loan participation agreements in the third quarter of 2009, the Company determined that certain of its loan participation agreements contained language inconsistent with sale accounting treatment. The agreements provided the Company with the unilateral ability to repurchase participated portions of loans at their outstanding loan balance plus accrued interest at any time, which conflicts with sale accounting treatment. As a result, rather than accounting for loans participated to other banks as sales, the Company should have recorded the participated portion of the loans as portfolio loans, and should have recorded secured borrowings from the participating banks to finance such loans. In order to correct the error, the Company recorded the participated portion of such loans as portfolio loans, along with a secured borrowing liability (included in Other borrowings in the consolidated balance sheets) to finance the loans. The Company also recorded incremental interest income on the loans offset by incremental interest expense on the secured borrowing. Additional provisions for loan losses and the related income tax effect were also recorded. The revision did not impact net cash provided by operating activities.

In the fourth quarter of 2009, the Company obtained amended agreements so that all of the Company’s loan participation agreements qualify for sale accounting treatment as of December 31, 2009.

The Company has corrected the error by restating the prior period consolidated financial statements. Accordingly, the consolidated statements of operations, shareholders’ equity and comprehensive (loss) income and cash flows for the years ended December 31, 2008 and 2007, and the December 31, 2008 consolidated balance sheet presented herein have been restated to correct the error.

The effect of correcting the error in the consolidated statements of operations for the years ended December 31, 2008 and 2007 is presented below.

	For the Year ended December 31,
	2008		2007
(in thousands, except per share data)	As reported	As restated	As reported	As restated
Income Statement:
Total interest income	$117,981	$127,021	$122,517	$130,249
Total interest expense	51,258	60,338	61,465	69,242
Provision for loan losses	22,475	26,510	4,615	5,120
Income tax expense	1,586	133	9,016	8,834
Net income	4,430	1,848	17,578	17,255
Net income available to common shareholders	4,351	1,769	17,578	17,255

Earnings per share:
Basic earnings per share	0.35	0.14	1.44	1.41
Diluted earnings per share	0.34	0.14	1.40	1.37

The effect of correcting the error in the consolidated balance sheet at December 31, 2008 is included in the following table.

	At December 31, 2008
(in thousands)	As reported	As restated
Portfolio loans	$1,977,175	$2,201,457
Allowance for loan losses	31,309	33,808
Other assets	32,973	34,783
Total assets	2,270,174	2,493,767
Loan participations (included in Other Borrowings)	-	226,809
Total liabilities	2,052,386	2,279,195
Shareholders' equity	217,788	214,572

Under the terms of the agreements, the participating banks absorb credit losses, if any, on the participated portion of the loan. However, as secured borrowings on the Company’s consolidated financial statements, any reduction of the liability to the participating bank reflecting the participated bank’s portion of the credit loss is recorded only upon legal defeasance of such liability as a component of the gain or loss on extinguishment. During the third quarter of 2009, the Company recorded a $5.3 million pre-tax gain from the extinguishment of debt resulting from the foreclosure of the collateral on one of its participated loans, which was carried net of provisions for loan losses totaling $5.3 million in previous periods.

In the fourth quarter of 2009, the Company obtained amended agreements that comply with sale accounting treatment from all of the participating banks. As a result, the Company eliminated the participated loans, net of the allowance for losses, and the related liability from our December 31, 2009 consolidated balance sheet, and recognized an additional gain from the extinguishment of debt of $2.1 million.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Acquisition of Valley Capital
On December 11, 2009, Enterprise entered into a loss sharing agreement with the FDIC and acquired certain assets and assumed certain liabilities of Valley Capital Bank NA (“Valley”), a full service community bank that was headquartered in Mesa, Arizona.

The acquisition consisted of tangible assets with an estimated fair value of approximately $42.4 million and liabilities with an estimated fair value of approximately $43.4 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Amount
Cash and cash equivalents	$3,542
Federal funds sold	11,563
Other investments	59
Portfolio loans	14,730
Other real estate	3,455
FDIC indemnification asset	8,519
Other assets	567
Total deposits	(43,355)
Other liabilities	(33)
Goodwill	$(953)

Under the loss sharing agreement, Enterprise will share in the losses on assets covered under the agreement (“Covered Assets”). The FDIC has agreed to reimburse Enterprise for 80 percent of the losses on Covered Assets up to $11,000,000 and 95 percent of the losses on Covered Assets exceeding $11,000,000. Reimbursement for losses on single family one-to-four residential mortgage loans are made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family one-to-four residential mortgage loans are made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs. The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, December 11, 2009. There was no allowance for credit losses established related to the acquired loans at December 11, 2009.

The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $8,519,000 on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, goodwill of $953,000 was recorded.

The preliminary estimate of the cash flows expected to be received on credit-impaired loans acquired in the Valley Capital acquisition were $10,579,000. The estimated fair value of the loans is $9,225,000, net of an accretable yield of $1,354,000. These amounts were determined based upon the estimated remaining life of the underlying loans, including the effects of estimated prepayments. At the acquisition date, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.

The preliminary estimate of the cash flows expected to be received on non-credit-impaired loans acquired in the Valley Capital acquisition were $7,089,000. The estimated fair value of the loans is $5,505,000, net of an accretable yield of $1,584,000. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.

The determination of the initial fair value of loans and other real estate acquired in the transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that Enterprise realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Because of the loss sharing agreement with the FDIC on these assets, Enterprise should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.

Sale of Millennium - Discontinued Operations
On October 13, 2005, the Company acquired 60% of Millennium, a Tennessee limited liability company, for total consideration of $15,000,000. On December 31, 2007, the Company purchased the remaining 40% interest for cash of $1,500,000. As a result, Millennium became a wholly owned subsidiary of the Company.

Millennium was no longer considered a core business by management, therefore, on January 20, 2010, the Company sold Millennium for cash of $4,000,000 resulting in a $1,587,000 pre-tax loss, net of associated costs. The operating results for Millennium, including the loss on sale, have been reclassified and shown as discontinued operations in the consolidated statements of operations for all periods presented. At December 31, 2009, the Company presented the remaining assets of Millennium of $4,000,000 as Assets of discontinued operations held for sale in the consolidated balance sheet. The Company will not have any direct significant continuing involvement with Millennium.

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

Acquisition of NorthStar Bancshares
On July 5, 2006, the Company acquired 100% of the total outstanding common stock of Kansas City-based NorthStar Bancshares, Inc. and its wholly owned subsidiary, NorthStar Bank NA (“NorthStar”), for total consideration of $36,000,000, consisting of cash of $8,000,000 and 1,091,500 shares of common stock valued at $28,000,000.

As part of the acquisition, $4,573,000 of the purchase price consisting of cash of $17,000 and 177,356 shares of common stock valued at $4,556,000 was deposited into a “Reserved Credit Escrow” account pending the collection of certain loans. The escrowed funds were considered “contingent consideration” under U.S. GAAP and therefore, were not recorded in common stock or additional paid in capital until the contingency was resolved. The Reserved Credit Escrow amount had scheduled release dates in January and July 2007 based on the receipt of principal payments or proceeds from the sale of several identified loans and other real estate. In January 2007, no proceeds were released. In July 2007, $1,300,000 of the escrow was released to the selling stockholders of NorthStar. This consisted of 49,348 shares of EFSC common stock and $6,400 in cash. The remaining balance of the escrow was released to the Company. With the contingency resolved, the Company recorded the additional common stock, paid in capital and related goodwill.

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

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. The following table presents a summary of per share data and amounts for the periods indicated.

	Years ended December 31,
		Restated	Restated
(in thousands, except per share data)	2009	2008	2007
Net (loss) income from continuing operations	$(46,671)	$8,066	$15,946
Net (loss) income from discontinued operations	(1,284)	(6,218)	1,309
Net (loss) income	(47,955)	1,848	17,255
Preferred stock dividend	(1,750)	(58)	-
Accretion of preferred stock discount	(664)	(21)	-
Net (loss) income available to common shareholders	$(50,369)	$1,769	$17,255

Weighted average common shares outstanding	12,833	12,589	12,239
Additional dilutive common stock equivalents	-	-	323
Diluted common shares outstanding	12,833	12,589	12,562

Basic (loss) earnings per common share:
From continuing operations	$(3.82)	$0.63	$1.30
From discontinued operations	(0.10)	(0.49)	0.11
From continuing and discontinued operations	$(3.92)	$0.14	$1.41

Diluted (loss) earnings per common share:
From continuing operations	$(3.82)	$0.63	$1.27
From discontinued operations	(0.10)	(0.49)	0.10
From continuing and discontinued operations	$(3.92)	$0.14	$1.37

There were 2,757,074 common stock equivalents (including 324,074 convertible stock warrants) for fiscal year 2009; 515,566 common stock equivalents (including 1,566 convertible stock warrants) for fiscal year 2008; and 215,000 common stock equivalents for fiscal year 2007, which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 5 – PREFERRED STOCK AND COMMON STOCK WARRANTS

On December 19, 2008, the Company entered into an agreement with the United States Department of the Treasury (“U.S. Treasury”) under the Troubled Asset Recovery Program-Capital Purchase Program, pursuant to which the Company sold (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Senior Preferred Stock”) and (ii) a warrant to purchase 324,074 shares of EFSC common stock (“common stock warrants”), par value $0.01 per share, for an aggregate investment by the U.S. Treasury of $35,000,000.

The proceeds received were allocated between the Senior Preferred Stock and the common stock warrants based upon their relative fair values, which resulted in the recording of a discount on the senior preferred stock upon issuance that reflects the value allocated to the warrant. The discount is being accreted using a level-yield basis over five years, consistent with management’s estimate of the life of the preferred stock. The allocated carrying value of the senior preferred stock and common stock warrants on the date of issuance (based on their relative fair values) were $31,116,000 and $3,884,000, respectively. Cumulative dividends on the senior preferred stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share.

The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. The Senior Preferred Stock is callable at par after three years. Prior to the end of three years, according to the terms of the operative agreements, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of EFSC of at least $8,750,000 (each a “Qualified Equity Offering”), although certain amendments to the Emergency Economic Stabilization Act of 2008 enacted in February of 2009 eliminate this restriction on the means of redeeming the Senior Preferred Stock. The U.S. Treasury may also transfer the Senior Preferred Stock to a third party at any time.

Common Stock Warrants
The common stock warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $16.20 per share (subject to certain anti-dilution adjustments). Assumptions were used in estimating the fair value of common stock warrants. The weighted average expected life of the common stock warrant represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company’s stock. The following assumptions were used in estimating the fair value for the common stock warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.1%, an expected volatility of 47.3%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the common stock warrants was $2,972,000. As previously noted, based on the warrants’ fair value relative to the senior preferred stock fair value, $3,884,000 of the $35,000,000 of proceeds was recorded to Additional paid in capital in the December 31, 2009 and 2008 consolidated balance sheets.

NOTE 6—INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$26,940	$249	$-	$27,189
Obligations of U.S. Government sponsored enterprises	75,880	115	(181)	75,814
Obligations of states and political subdivisions	3,868	10	(471)	3,408
Residential mortgage-backed securities	174,562	1,960	(471)	176,050
	$281,250	$2,334	$(1,123)	$282,461

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of states and political subdivisions	$765	$7	$-	$772
Residential mortgage-backed securities	94,368	1,438	(147)	95,659
	$95,133	$1,445	$(147)	$96,431

At December 31, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the government agencies and sponsored enterprises, in an amount greater than 10% of shareholders’ equity. The residential mortgage-backed securities are all issued by government sponsored enterprises. Available for sale securities having a carrying value of $66,400,000 and $72,800,000 at December 31, 2009 and December 31, 2008, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$56,461	$56,562
Due after one year through five years	33,569	33,766
Due after five years through ten years	3,198	3,030
Due after ten years	13,460	13,053
Mortgage-backed securities	174,562	176,050
	$281,250	$282,461

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored agencies	$29,557	$181	$-	$-	$29,557	$181
Obligations of the state and political subdivisions	2,830	471	-	-	2,830	471
Residential mortgage-backed securities	74,625	471	-	-	74,625	471
	$107,012	$1,123	$-	$-	$107,012	$1,123

	December 31, 2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	$21,709	$144	$628	$3	$22,337	$147

The unrealized losses at both December 31, 2009 and December 31, 2008, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities at December 31, 2009 and December 31, 2008 were as follows:

	December 31,
(in thousands)	2009	2008
Gross gains realized	$955	$226
Gross losses realized	-	65
Net gains realized	$955	$161

Enterprise is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. As a member of the FHLB system administered by the Federal Housing Finance Board, the bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $8,476,000 is recorded at cost, and is included in other investments in the consolidated balance sheets, which represents redemption value. The remaining amounts in other investments include the Company’s investment in the Company’s trust preferred securities (see Note 12) and various private equity investments.

NOTE 7—PORTFOLIO LOANS

Below is a summary of loans by category at December 31, 2009 and 2008:

	December 31,
		Restated
(in thousands)	2009	2008
Real Estate Loans:
Construction and land development	$224,390	$378,092
Farmland	6,681	7,583
1-4 Family residential	214,066	235,019
Multifamily residential	87,865	66,421
Other real estate loans	725,701	813,959
Total real estate loans	$1,258,703	$1,501,074
Commercial and industrial	558,017	675,216
Other	16,387	25,716
Total Loans	$1,833,107	$2,202,006

Unearned loan (fees) costs, net	153	(549)
Total loans, including unearned loan (fees) costs	$1,833,260	$2,201,457

Enterprise grants commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the year ended December 31, 2009 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability.

(in thousands)	Total
Balance January 1, 2009	$6,047
New loans and advances	5,571
Payments	(2,378)
Balance December 31, 2009	$9,240

A summary of activity in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 is as follows:

		Restated	Restated
(in thousands)	2009	2008	2007
Balance at beginning of year	$33,808	$22,585	$17,475
(Disposed) acquired allowance for loan losses	-	(50)	2,010
Release of allowance related to loan participations	(1,383)	-	-
Provision for loan losses	40,412	26,510	5,120
Loans charged off	(30,432)	(15,609)	(2,529)
Recoveries of loans previously charged off	590	372	509
Balance at end of year	$42,995	$33,808	$22,585

A summary of impaired loans at December 31, 2009, 2008, and 2007 is as follows:

	December 31,
		Restated	Restated
(in thousands)	2009	2008	2007
Non-accrual loans	$37,441	$35,487	$12,720
Performing loans	-	3,660	-
Loans past due 90 days or more and still accruing interest	-	-	-
Restructured loans	1,099	-	-
Total impaired loans	$38,540	$39,147	$12,720

Allowance for losses on impaired loans	$8,099	$8,545	$3,515
Impaired loans with no related allowance for loan losses	3,514	-	204
Average balance of impaired loans during the year	44,407	17,364	11,268

There were no loans over 90 days past due and still accruing interest at December 31, 2009, 2008 or 2007. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $3,320,000, $3,169,000, and $1,153,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The cash amount collected and recognized as interest income on impaired loans was $112,000, $121,000, and $113,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $16,000, $0, and $0 for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009 there were $820,000 of unadvanced commitments on impaired loans.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

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

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. We monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At December 31, 2009 and December 31, 2008, Enterprise had pledged cash of $1,500,000 and $470,000, respectively, as collateral in connection with interest rate swap agreements. At December 31, 2007, we had not pledged securities or received collateral in connection with our derivative agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans and certificates of deposit.
  Economic hedge of state tax credits. In November 2008, the Company entered into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. The Company paid $2,082,000 at inception of the contracts. No principal payments are exchanged. See Note 20—Fair Value Measurements for further discussion of the fair value of the state tax credits.

  Economic hedge of prime based loans. At December 31, 2008, Enterprise had two outstanding interest rate swap agreements whereby Enterprise paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The interest rate swaps had notional amounts of $40,000,000 each and Enterprise received fixed rates of 4.81% and 4.25%, respectively. The swaps were designed to hedge the cash flows associated with a portfolio of prime based loans. Amounts paid or received under these swap agreements were accounted for on an accrual basis and recognized in interest income on loans. The net cash flows related to these cash flow hedges increased interest income on loans by $76,000 in 2008.

  At December 31, 2008, the Company had recorded $1,291,000 in Other assets in the consolidated balance sheet related to the fair value of the interest rate swaps. The effective portion of the change in the derivatives’ gain or loss was reported as a component of Accumulated other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss was recorded in operations. On December 16, 2008, the prime rate used to determine the variable rate payments Enterprise made to its counterparty was lowered to a rate less than the Enterprise prime rate which was used to determine the variable rate receipts from the prime based borrowers. As a result of the variable rate differential, the Company concluded that the cash flow hedges would not be prospectively effective and dedesignated the related interest rate swaps.

  The Company reclassified $638,500 from Accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive income into Noninterest income in the consolidated statement of operations for the year ended December 31, 2008. During 2009, the Company reclassified $248,000 of remaining hedge-related amounts from Accumulated other comprehensive income to operations. At December 31, 2009, the amount remaining in Accumulated other comprehensive income was $404,000. The Company expects to reclassify $242,000 of remaining hedge-related amounts from Accumulated other comprehensive income to operations over the next twelve months.

  On February 4, 2009, the swaps were terminated. The Company received cash of $861,000, and realized a loss of $530,000. The loss was included in Miscellaneous income in the 2009 consolidated statement of operations. As a result, Enterprise had no cash flow hedges at December 31, 2009.

  Fair Value hedge of certificates of deposit. At December 31, 2009, 2008 and 2007, Enterprise had no outstanding derivative financial instruments designated as fair value hedges. Previously, Enterprise had entered into interest rate swap agreements whereby Enterprise paid a variable rate of interest based on a spread to the one or three-month LIBOR and received a fixed rate of interest equal to that of the hedged instrument. The changes in fair value of the derivative instrument and related hedged item were recognized through interest expense.

  One swap with a notional amount of $10,000,000, under which Enterprise received a fixed rate of 2.90%, matured in February 2007. Amounts paid or received were accounted for on an accrual basis and recognized as interest expense of the related hedged instrument. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $41,000 in 2007. For 2007, all fair value hedges were effective, and therefore, the amounts recorded to interest expense for the derivative instrument and related hedged item were entirely offset.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate cap contracts	$84,050	$188,050	$1,117	$544	$-	$-

Cash flow hedging instruments
Interest rate swap contracts	$-	$80,000	$-	$1,291	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for 2009 and 2008.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2009	2008
Non-designated hedging instruments
Interest rate cap contracts	State tax credit activity, net	$573	$(1,538)
Interest rate swap contracts	Miscellaneous income	$(282)	$-

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. In addition, the Company also offers an interest-rate hedge program that includes interest rate swaps to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Non-designated hedging instruments
Interest rate swap contracts	$30,279	$17,429	$120	$-	$1,105	$1,467

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for 2009 and 2008.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2009	2008
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(579)	$(229)

NOTE 9—FIXED ASSETS

A summary of fixed assets at December 31, 2009 and 2008 is as follows:

	December 31,
(in thousands)	2009	2008
Land	$2,249	$2,249
Buildings and leasehold improvements	21,798	22,726
Furniture, fixtures and equipment	12,095	12,658
Capitalized software	263	214
	36,405	37,847
Less accumulated depreciation and amortization	14,105	12,689
Total fixed assets	$22,301	$25,158

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures, equipment and capitalized software included in noninterest expense amounted to $3,550,000, $2,512,000, and $2,197,000 in 2009, 2008, and 2007, respectively.

The Company has facilities leased under agreements that expire in various years through 2026. The Company’s aggregate rent expense totaled $2,658,000, $2,631,000, and $2,356,000 in 2009, 2008, and 2007, respectively. Sublease rental income was $122,500, $110,200 and $37,000 for 2009, 2008, and 2007. The future aggregate minimum rental commitments (in thousands) required under the leases are as follows:

Year	Amount
2010	1,984
2011	1,951
2012	1,924
2013	1,170
2014	1,151
Thereafter	8,067
Total	$16,247

For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

The tables below present an analysis of the goodwill and intangible assets for the years ended December 31, 2009, 2008 and 2007.

	Reporting Unit
(in thousands)	Millennium	Banking	Total
Balance at December 31, 2006	$10,293	$19,690	$29,983
Acquisition-related adjustments (1)	-	481	481
Goodwill from purchase of Clayco Banc Corporation	-	25,208	25,208
Goodwill from purchase of 40% of Millennium Brokerage Group	1,505	-	1,505
Balance at December 31, 2007	11,798	45,379	57,177
Acquisition-related adjustments (1)	36	776	812
Goodwill write-off related to sale of Liberty branch	-	(97)	(97)
Goodwill write-off related to sale of DeSoto branch	-	(680)	(680)
Goodwill impairment related to Millennium Brokerage Group	(8,700)	-	(8,700)
Balance at December 31, 2008	3,134	45,378	48,512
Goodwill impairment related to Banking segment	-	(45,378)	(45,378)
Goodwill from purchase of Valley Capital Bank	-	953	953
Reclassification to assets held for sale	(3,134)	-	(3,134)
Balance at December 31, 2009	$-	$953	$953

(1)
Includes additional purchase accounting adjustments on the Millennium, NorthStar and Clayco acquisitions necessary to reflect additional valuation data since the respective acquisition dates. See Note 3 – Acquisitions and Divestitures for more information.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2006	$3,636	$2,153	$5,789
Intangibles from purchase of Clayco Banc Corporation	-	1,868	1,868
Amortization expense	(912)	(692)	(1,604)
Balance at December 31, 2007	2,724	3,329	6,053
Amortization expense	(845)	(599)	(1,444)
Intangible write-off related to sale of Liberty branch	-	(269)	(269)
Intangible write-off related to sale of DeSoto branch/Great American charter	-	(336)	(336)
Intangible write-off related to Millennium	(500)	-	(500)
Balance at December 31, 2008	1,379	2,125	3,504
Reclassification to assets held for sale	(783)	-	(783)
Amortization expense	(596)	(482)	(1,078)
Balance at December 31, 2009	$-	$1,643	$1,643

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2009.

Core Deposit
Year	Intangible
2010	$420
2011	358
2012	296
2013	234
2014	172
After 2014	163
$1,643

The goodwill associated with the Banking reporting unit was evaluated at March 31, 2009. Due primarily to the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization, this analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit, which resulted in a non-cash goodwill impairment charge of $45,377,000 at March 31, 2009, thus eliminating all goodwill in the Banking segment at that time. This impairment charge did not reduce the Company’s regulatory capital or cash flows. The Company also tested the Banking reporting unit core deposit intangibles for impairment and determined there was no impairment.

NOTE 11—MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2009:

	$100,000
(in thousands)	and Over	Other	Total
Less than 1 year	$358,032	$310,228	$668,260
Greater than 1 year and less than 2 years	49,087	40,206	89,293
Greater than 2 years and less than 3 years	10,065	14,980	25,045
Greater than 3 years and less than 4 years	25,312	1,458	26,770
Greater than 4 years and less than 5 years	111	384	495
Over 5 years	460	-	460
	$443,067	$367,256	$810,323

NOTE 12—SUBORDINATED DEBENTURES

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

The amounts and terms of each respective issuance at December 31 were as follows:

	Amount
(in thousands)	2009	2008	Maturity Date	Call date	Interest Rate
EFSC Clayco Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Capital Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Capital Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Fixed for 5 years @ 6.14%(1)
EFSC Capital Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Fixed for 5 years @ 6.573%(2)
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	25,774	25,774	December 15, 2038	December 15, 2013 (3)	Fixed @ 9%
Total trust preferred securities	82,581	82,581

Enterprise Subordinated notes	2,500	2,500	October 1, 2018	October 1, 2013	Fixed @ 10%
Total Subordinated debentures	$85,081	$85,081

(1)	After October 2010, floats @ 3MO LIBOR + 1.44%

(2)	After February 2012, floats @ 3MO LIBOR + 1.60%

(3)	Convertible to EFSC common stock at a conversion price of $17.37. Forced conversion by EFSC if EFSC common stock trades at greater than or equal to $22.58 for twenty consecutive trading days after two years.

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

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated statements of operations. The Company’s investment in these trusts are included in other investments in the consolidated balance sheets.

On December 12, 2008, the Company closed an offering of $25,000,000 in convertible trust preferred securities through EFSC Capital Trust VIII, a statutory business trust sponsored by the Company. The proceeds from the offering were used to provide additional parent company liquidity and regulatory capital. The securities have a 9% coupon, mature in 30 years and are callable by the Company after 5 years. They are convertible into 1,439,263 shares of the Company’s common stock at a conversion price of $17.37. The Company may terminate the conversion rights, subject to certain limitations, after a two-year lockout period, if the Company’s price per share exceeds $22.58 for twenty consecutive trading days. An entity managed and controlled by certain members of the Company’s Board of Directors purchased $5,000,000 of the convertible trust preferred securities of EFSC Capital Trust VIII on December 12, 2008.

NOTE 13—FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2009 and 2008 the carrying value of the loans pledged to the FHLB of Des Moines was $462,000,000 and $465,000,000, respectively.

Enterprise also has an $8,476,000 investment in the capital stock of the FHLB of Des Moines and maintains a secured line of credit that had availability of approximately $118,504,000 at December 31, 2009.

The following table summarizes the type, maturity and rate of the Company’s FHLB advances at December 31:

		2009		2008
		Outstanding	Weighted	Outstanding	Weighted
(in thousands)	Term	Balance	Rate	Balance	Rate
Long term non-amortizing fixed advance	less than 1 year	$20,800	4.19%	$81,050	3.48%
Long term non-amortizing fixed advance	1 - 2 years	5,300	2.04%	20,800	4.19%
Long term non-amortizing fixed advance	2 - 3 years	22,000	2.90%	300	6.07%
Long term non-amortizing fixed advance	3 - 4 years	-	-	7,000	4.52%
Long term non-amortizing fixed advance	4 - 5 years	-	-	-	-
Long term non-amortizing fixed advance	5 - 10 years	80,000	3.51%	10,000	4.53%
Mortgage matched fixed advance	10 - 15 years	-	-	807	5.69%

Total Federal Home Loan Bank Advances		$128,100	3.45%	$119,957	3.77%

All of the FHLB advances have fixed interest rates. At December 31, 2009, $58,100,000 of the advances are prepayable by the Company at anytime, subject to prepayment penalties. Of the advances with a term of five to ten years, $70,000,000 were callable by the FHLB as of December 31, 2009.

NOTE 14—OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
		Restated
(in thousands)	2009	2008
Federal funds purchased	$-	$19,400
Securities sold under repurchase agreements	39,338	26,760
Secured borrowings	-	226,809
Total	$39,338	$272,969

Average balance during the year	$254,217	$208,637
Maximum balance outstanding at any month-end	404,134	272,969
Weighted average interest rate during the year	3.41%	4.66%
Weighted average interest rate at December 31	0.55%	3.42%

Secured borrowings
In connection with the loan participation correction, the Company recorded the participated portion of such loans as portfolio loans, along with a secured borrowing liability to finance the loans. The Company also recorded incremental interest income on the loans offset by incremental interest expense on the secured borrowing. The average balance outstanding during 2009 and 2008 was $182,800,000 and $172,900,000, respectively. For the twelve months ended December 31, 2009 and 2008, the maximum balance outstanding at any month-end was $236,100,000 and $226,800,000. The weighted average interest rate on these borrowings was 4.53% and 5.25% for the years ended December 31, 2009 and 2008. The weighted average interest rate at December 31, 2008 was 4.00%. See Note 2 –Loan Participation Restatement for more information.

Federal Reserve line
Enterprise also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes. As of December 31, 2009, approximately $279,700,000 was available under this line. This line is secured by a pledge of certain eligible loans aggregating approximately $430,000,000.

Notes Payable
At December 31, 2008 the Company had a $16,000,000 unsecured bank line of credit and a $4,000,000 term loan that expired on April 30, 2009. As of September 30, 2008, the Company became noncompliant with certain covenants regarding classified loans as a percentage of bank equity and loan loss reserves. The Company repaid all outstanding balances on the line of credit and term loan in December 2008. The Company did not renew this arrangement at maturity. Both the line of credit and term loan accrued interest based on LIBOR plus 1.25% and were payable quarterly. For the year ended December 31, 2008, the average balance and maximum month-end balance of these instruments was $12,849,000 and $20,000,000, respectively.

NOTE 15—LITIGATION AND OTHER CLAIMS

Various legal claims have arisen during the normal course of business, which in the opinion of management, after discussion with legal counsel; will not result in any material liability.

NOTE 16—REGULATORY MATTERS

The Company and Enterprise are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and Enterprise. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Enterprise must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Enterprise’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Enterprise to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2009 and 2008, that the Company and Enterprise meet all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, Enterprise was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” Enterprise must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are also presented in the table below.

					To Be Well
					Capitalized Under
			For Capital		Applicable
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$268,454	13.32%	$161,231	8.00%	$-	-%
Enterprise Bank & Trust	226,372	11.37	159,278	8.00	199,098	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	215,099	10.67	80,616	4.00	-	-
Enterprise Bank & Trust	198,761	9.98	79,639	4.00	119,459	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	215,099	8.96	72,018	3.00	-	-
Enterprise Bank & Trust	198,761	8.38	71,185	3.00	118,642	5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$273,978	12.81%	$171,136	8.00%	$-	-%
Enterprise Bank & Trust	230,008	10.86	169,479	8.00	211,849	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	190,253	8.89	85,568	4.00	-	-
Enterprise Bank & Trust	200,968	9.49	84,739	4.00	127,109	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	190,253	8.67	71,788	3.00	-	-
Enterprise Bank & Trust	200,968	8.45	71,352	3.00	118,920	5.00

NOTE 17—COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock appreciation rights, and restricted stock units (“RSUs”), as designated by the Company’s Board of Directors. The Company uses authorized and unissued shares to satisfy share award exercises. During 2009, share-based compensation was issued in the form of stock and stock-settled stock appreciation rights (“SSAR”). At December 31, 2009, there were 849,723 shares available for grant under the various share-based compensation plans. An additional 65,340 shares of stock were available for issuance under the Stock Plan for Non-Management Directors approved by the Shareholders in April 2006.

Total share-based compensation expense that was charged against income was $2,202,000, $2,255,000, and $1,906,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The total income tax (expense) benefit recognized in Additional paid in capital for share-based compensation arrangements was ($338,000), $460,000, and $381,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. The risk-free rate for the expected term is based on the U.S. Treasury zero-coupon spot rates in effect at the time of grant. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical exercise behavior and other factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.

	2009	2008	2007
Risk-free interest rate	2.5%	3.9%	5.2%
Expected dividend rate	0.6%	0.6%	0.6%
Expected volatility	54.8%	39.4%	36.0%
Expected term	6 years	6 years	6 years

Stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. In 2007, the Company began granting SSARs to key employees. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2009, there was $35,000 and $2,026,000 of total unrecognized compensation cost related to stock options and SSARs, respectively, which is expected to be recognized over a weighted average period of 1 year and 2.7 years, respectively. Various information related to the stock options and SSARs is shown below.

(in thousands, except grant date fair value)	2009	2008	2007
Weighted average grant date fair value of options and SSARs	$8.99	$8.27	$10.69
Compensation expense	896	705	452
Intrinsic value of option exercises on date of exercise	1	2,177	1,961
Cash received from the exercise of stock options	15	3,148	1,233

Following is a summary of the employee stock option and SSAR activity for 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2008	827,471	$17.03
Granted	7,000	8.99
Exercised	(1,500)	10.00
Forfeited	(29,236)	22.65
Outstanding at December 31, 2009	803,735	$16.77	5.5 years	$-
Exercisable at December 31, 2009	559,065	$15.20	4.2 years	$-
Vested and expected to vest at December 31, 2009	734,721	$16.23	5.5 years	$-

Restricted Stock Units
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over five years. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2009	2008	2007
Compensation expense	$1,138	$1,380	$1,308
Total fair value at vesting date	417	765	1,384
Total unrecognized compensation cost for nonvested stock units	1,879	3,038	3,441
Expected years to recognize unearned compensation	2.2 years	3.0 years	3.1 years

A summary of the status of the Company's RSU awards as of December 31, 2009 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	150,463	$22.89
Granted	-	-
Vested	(54,074)	22.53
Forfeited	(18,239)	23.29
Outstanding at December 31, 2009	78,150	$23.05

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In 2009, the Company issued 17,015 shares of stock at a weighted average fair value of $9.86 per share. In 2008, the Company issued 9,544 shares of stock at a weighted average fair value of $17.83 per share. The Company recognized $168,000 and $170,000 of stock-based compensation expense for the shares issued to the directors in 2009 and 2008, respectively.

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

Following is a summary of the Moneta stock option activity for 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2008	91,001	$13.55
Granted	-	-
Exercised	(22,462)	10.33
Forfeited	(39,193)	14.98
Outstanding at December 31, 2009	29,346	$14.10	1.9 years	$-
Exercisable at December 31, 2009	29,346	$14.10	1.9 years	$-

401(k) plans
Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company’s contributions to the plan was $349,000, $496,000 and $421,000 for 2009, 2008, and 2007, respectively.

NOTE 18—INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	Years ended December 31,
		Restated	Restated
(in thousands)	2009	2008	2007
Current:
Federal	$(383)	$7,599	$7,637
State and local	(433)	233	632
Deferred	(2,545)	(7,699)	565
Total income tax (benefit) expense	$(3,361)	$133	$8,834

Income tax (benefit) expense is included in the financial statements as follows:
Continuing operations	$(2,650)	$3,672	$8,098
Discontinued operations	(711)	(3,539)	736
Total income tax (benefit) expense	$(3,361)	$133	$8,834

A reconciliation of expected income tax (benefit) expense, computed by applying the statutory federal income tax rate of 35% in 2009, 2008, and 2007 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
		Restated	Restated
(in thousands)	2009	2008	2007
Income tax (benefit) expense at statutory rate	$(17,961)	$653	$9,126
Increase (reduction) in income tax resulting from:
Tax-exempt income	(597)	(401)	(303)
Goodwill write off	15,882	-	-
State and local income tax expense	(282)	151	411
Non-deductible expenses	187	208	258
Other, net	(590)	(478)	(658)
Total income tax (benefit) expense	$(3,361)	$133	$8,834

A net deferred income tax asset of $18,260,000 and $15,035,000 is included in other assets in the consolidated balance sheets at December 31, 2009 and 2008, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
		Restated
(in thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$15,631	$13,123
Deferred compensation	1,298	824
Intangible assets	3,473	3,244
Tax credit carryforwards	806	-
Other, net	517	314
Total deferred tax assets	$21,725	$17,505

Deferred tax liabilities:
Unrealized gains on securities available for sale	$537	$467
State tax credits held for sale, net of economic hedge	1,216	1,056
Core deposit intangibles	598	774
Office equipment and leasehold improvements	1,114	173
Total deferred tax liabilities	3,465	2,470
Net deferred tax asset	$18,260	$15,035

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances as of December 31, 2009 or December 31, 2008. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets above.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and in seven states. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax audits by tax authorities for years before 2006. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of December 31, 2009, the Company had approximately $185,000 accrued for interest and penalties.

The Company recognized a $138,000 decrease in the liability for unrecognized tax benefits as an increase to the January 1, 2007 balance of retained earnings. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.

As of December 31, 2009, the gross amount of unrecognized tax benefits was $1,337,000 and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $946,000. The Company believes it is reasonably possible that an additional $334,000 in unrecognized tax benefits related to certain federal and state tax items will be recognized during 2010 as a result of the expiration of certain statues of limitations.

The activity in the accrued liability for unrecognized tax benefits was as follows:

(in thousands)	2009	2008
Balance at beginning of year	$1,690	$2,412
Additions based on tax positions related to the
current year	142	245
Additions for tax positions of prior years	180	241
Reductions for tax positions of prior years	-	(491)
Settlements of lapse of exposure	(675)	(717)
Balance at end of year	$1,337	$1,690

NOTE 19—COMMITMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2009, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2009 and 2008 is as follows:

	December 31,	December 31,
(in thousands)	2009	2008
Commitments to extend credit	$457,777	$555,361
Standby letters of credit	32,263	33,875

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2009 and 2008, approximately $84,310,000 and $131,000,000, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of each bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2009.

NOTE 20—FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Securities available for sale	$-	$279,631	$2,830	$282,461
State tax credits held for sale	-	-	32,485	32,485
Derivative financial instruments	-	1,237	-	1,237
Portfolio loans	-	17,226	-	17,226
Total assets	$-	$298,094	$35,315	$333,409

Liabilities
Derivative financial instruments	$-	$1,105	$-	$1,105
Total liabilities	$-	$1,105	$-	$1,105

  Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through December 31, 2009, Level 3 securities available for sale include three Auction Rate Securities.

  Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

  State tax credits held for sale. At December 31, 2009, of the $51,258,000 of state tax credits held for sale on the consolidated balance sheet, approximately $32,485,000 were carried at fair value. The remaining $18,773,000 of state tax credits were accounted for at the lower of cost or fair value. The Company elected not to account for the state tax credits purchased in 2009 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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

At December 31, 2009, the discount rates utilized in our state tax credits fair value calculation ranged from 2.30% to 6.01%. Resulting changes in the fair value of the state tax credits held for sale decreased Gain on state tax credits in the consolidated statement of operations by $1,304,000 for the year ended December 31, 2009.
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
The following table presents the changes in Level 3 financial instruments measured at fair value as of December 31, 2009.

	Securities
	available for
	sale, at fair	State tax credits
(in thousands)	value	held for sale
Balance at December 31, 2008	$-	$39,142
Total gains or losses (realized and unrealized):
Included in earnings	-	444
Included in other comprehensive income	(470)	-
Purchases, sales, issuances and settlements, net	3,300	(7,102)
Transfer in and/or out of Level 3	-	-
Balance at December 31, 2009	$2,830	$32,485

Change in unrealized gains or losses relating to
assets still held at the reporting date	$(470)	$(1,304)

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

  Impaired loans. Impaired loans are included as Portfolio loans on the Company’s consolidated balance sheet with amounts specifically reserved for credit impairment in the Allowance for loan losses. From time to time, fair value adjustments are recorded on impaired loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in Level 3 of the valuation hierarchy.

  Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value less estimated costs to sell. Fair value is based on third party appraisals of each property and the Company’s judgment of other relevant market conditions. These are considered Level 3 inputs.

  State Tax Credits. Certain state tax credits are reported at the lower of cost or fair value. Fair value is based on recent selling prices of the state tax credits.
The following table presents the financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2009.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total gains (losses) for
	Total Fair	Assets	Inputs	Inputs	the years ended
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Impaired loans (1)	$7,590	$-	$-	$7,590	$(17,596)
Other real estate (1)	6,955	-	-	6,955	(2,389)
Goodwill	-	-	-	-	(45,377)
Total	$14,545	$-	$-	$14,545	$(65,361)

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008 (Restated)
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$16,064	$16,064	$25,626	$25,626
Federal funds sold	7,472	7,472	2,637	2,637
Interest-bearing deposits	83,430	83,430	14,384	14,384
Securities available for sale	282,461	282,461	96,431	96,431
Other investments	13,189	13,189	11,884	11,884
Loans held for sale	4,243	4,243	2,632	2,632
Derivative financial instruments	1,237	1,237	1,835	1,835
Portfolio loans, net	1,790,265	1,794,633	2,167,649	2,212,966
State tax credits, held for sale	51,258	51,258	39,142	39,142
Accrued interest receivable	7,751	7,751	7,557	7,557

Balance sheet liabilities
Deposits	1,941,416	1,944,910	1,792,784	1,800,958
Subordinated debentures	85,081	43,060	85,081	71,394
Federal Home Loan Bank advances	128,100	138,688	119,957	134,691
Other borrowed funds	39,338	39,360	272,969	272,982
Derivative financial instruments	1,105	1,105	1,467	1,467
Accrued interest payable	2,125	2,125	2,473	2,473

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

Portfolio loans, net
The fair value of adjustable-rate loans approximates cost. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The fair value of the Valley Capital loans is based on the present value of expected future cash flows. The fair value of loans sold under participation agreements (see Note 2 – Loan Participation Restatement) is estimated to equal their carrying value, given our ability to settle at carrying value. As described in Note 2, all of the participation agreements were modified in 2009. The method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

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

Deposits
The fair value of demand deposits, interest-bearing transaction accounts, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. The fair value of the Valley Capital deposits is estimated to equal their carrying value.

Subordinated debentures
Fair value of subordinated debentures is based on discounting the future cash flows using rates currently offered for financial instruments of similar remaining maturities.

Federal Home Loan Bank advances
The fair value of the FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on borrowed money with similar remaining maturities.

Other borrowed funds
Other borrowed funds include customer repurchase agreements, federal funds purchased, notes payable, and secured borrowings related to loan participations. The fair value of federal funds purchased, customer repurchase agreements and notes payable are assumed to be equal to their carrying amount since they have an adjustable interest rate. The fair value of the secured borrowings related to the loan participations (see Note 2 – Loan Participation Restatement) is estimated to equal the carrying value of the participated loans, given our ability to settle at carrying value.

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

NOTE 21—SEGMENT REPORTING
The Company has two primary operating segments, Banking and Wealth Management, which are delineated by the products and services that each segment offers. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The Banking operating segment consists of a full-service commercial bank, Enterprise, with locations in St. Louis, Kansas City and Phoenix, Arizona. The majority of the Company’s assets and income result from the Banking segment. With the exception of the loan production office in Phoenix, all banking locations have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines and operating policies for products and services are the same across all regions.

The Wealth Management segment includes the Trust division of Enterprise and the state tax credit brokerage activities. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s wealth management segment and banking lines of business. Also included in the Wealth Management segment are the discontinued operations of Millennium. The Corporate segment’s principal activities include the direct ownership of the Company’s banking and non-banking subsidiaries and the issuance of debt and equity. Its principal sources of revenue are dividends from its subsidiaries and stock option exercises.

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

Following are the financial results for the Company’s operating segments.

	Years ended December 31,
	2009
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Net interest income (expense)	$75,505	$(1,095)	$(4,769)	$69,641
Provision for loan losses	40,412	-	-	40,412
Noninterest income	14,263	5,559	55	19,877
Noninterest expense	42,143	6,442	4,465	53,050
Goodwill impairment	45,377	-	-	45,377
Loss from continuing operations before income tax expense	(38,164)	(1,978)	(9,179)	(49,321)
Income tax expense (benefit)	4,997	(1,370)	(6,277)	(2,650)
Net loss from continuing operations	(43,161)	(608)	(2,902)	(46,671)
Loss from discontinued operations before income tax	-	(1,995)	-	(1,995)
Income tax benefit	-	(711)	-	(711)
Net loss from discontinued operations	-	(1,284)	-	(1,284)
Total net loss	$(43,161)	$(1,892)	$(2,902)	$(47,955)

Portfolio loans, net	$1,833,260	$-	$-	$1,833,260
Goodwill	953	-	-	953
Intangibles, net	1,644	-	-	1,644
Deposits	1,960,942	-	(19,526)	1,941,416
Borrowings	121,442	48,496	82,581	252,519
Total assets	2,287,936	59,225	18,494	2,365,655

	2008
	Restated	Wealth	Corporate and	Restated
	Banking	Management	Intercompany	Total
Net interest income (expense)	$71,628	$(1,083)	$(3,862)	$66,683
Provision for loan losses	26,510	-	-	26,510
Noninterest income	10,027	10,117	197	20,341
Noninterest expense	38,851	6,007	3,918	48,776
Goodwill impairment	-	-	-	-
Income (loss) from continuing operations before income tax expense	16,294	3,027	(7,583)	11,738
Income tax expense (benefit)	5,843	1,092	(3,263)	3,672
Net income (loss) from continuing operations	10,451	1,935	(4,320)	8,066
Loss from discontinued operations before income tax	-	(9,757)	-	(9,757)
Income tax benefit	-	(3,539)	-	(3,539)
Net loss from discontinued operations	-	(6,218)	-	(6,218)
Total net income (loss)	$10,451	$(4,283)	$(4,320)	$1,848

Portfolio loans, net	$2,201,457	$-	$-	$2,201,457
Goodwill	45,378	3,134	-	48,512
Intangibles, net	2,126	1,378	-	3,504
Deposits	1,818,514	-	(25,730)	1,792,784
Borrowings	360,349	35,077	82,581	478,007
Total assets	2,427,934	48,775	17,058	2,493,767

	2007
	Restated	Wealth	Corporate and	Restated
	Banking	Management	Intercompany	Total
Net interest income (expense)	$64,840	$93	$(3,926)	$61,007
Provision for loan losses	5,120	-	-	5,120
Noninterest income	4,472	7,951	429	12,852
Noninterest expense	35,483	5,853	3,359	44,695
Goodwill impairment	-	-	-	-
Income (loss) from continuing operations before income tax expense	28,709	2,191	(6,856)	24,044
Income tax expense (benefit)	10,101	789	(2,792)	8,098
Net income (loss) from continuing operations	18,608	1,402	(4,064)	15,946
Income from discontinued operations before income tax	-	2,045	-	2,045
Income tax expense	-	736	-	736
Net income from discontinued operations	-	1,309	-	1,309
Total net income (loss)	$18,608	$2,711	$(4,064)	$17,255

Portfolio loans, net	$1,784,278	$-	$-	$1,784,278
Goodwill	45,379	11,798	-	57,177
Intangibles, net	3,330	2,723	-	6,053
Deposits	1,588,963	-	(3,951)	1,585,012
Borrowings	283,278	23,149	62,807	369,234
Total assets	2,094,706	42,542	4,081	2,141,329

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
		Restated
(in thousands)	2009	2008
Assets
Cash	$19,474	$23,840
Investment in Enterprise Bank & Trust	202,361	246,445
Investment in Millennium Holding Company	6,777	8,861
Other assets	18,546	18,947
Total assets	$247,158	$298,093

Liabilities and Shareholders' Equity
Subordinated debentures	$82,581	$82,581
Accounts payable and other liabilities	665	940
Shareholders' equity	163,912	214,572
Total liabilities and shareholders' equity	$247,158	$298,093

Condensed Statements of Operations

	Years ended December 31,
		Restated	Restated
(in thousands)	2009	2008	2007
Income:
Dividends from subsidiaries	$800	$45,811	$8,440
Other	203	3,162	559
Total income	1,003	48,973	8,999

Expenses:
Interest expense-subordinated debentures	4,918	3,471	3,859
Interest expense-notes payable	-	507	197
Other expenses	4,465	4,918	3,359
Total expenses	9,383	8,896	7,415

Net (loss) income before taxes and equity in undistributed earnings of subsidiaries	(8,380)	40,077	1,584

Income tax benefit	6,277	2,338	2,792

Net (loss) income before equity in undistributed earnings of subsidiaries	(2,103)	42,415	4,376

Equity in undistributed earnings of subsidiaries	(45,852)	(40,567)	12,879
Net (loss) income	$(47,955)	$1,848	$17,255

Condensed Statements of Cash Flow

	Years Ended December 31,
		Restated	Restated
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(47,955)	$1,848	$17,255
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of charter	-	(2,850)	-
Share-based compensation	2,202	2,255	1,944
Net loss (income) of subsidiaries	45,052	(5,244)	(21,319)
Dividends from subsidiaries	800	45,811	8,440
Excess tax benefits of share-based compensation	(26)	(460)	(381)
Additional share-based compensation from acquisition of Clayco	-	1,000	-
Excess tax expense on additional share-based compensation from
acquisition of Clayco	364	-	-
Other, net	587	(28)	(2,096)
Net cash provided by operating activities	1,024	42,332	3,843

Cash flows from investing activities:
Cash contributions to subsidiaries	-	(73,988)	-
Cash received in sale of charter, net of cash and cash equivalents paid	-	5,575	-
Cash paid for acquisitions, net of cash acquired	-	-	(17,085)
Purchases of other investments	(287)	(1,494)	(784)
Proceeds from maturities and principal paydowns on other investments	-	-	124
Purchase of limited partnership interests	(512)	(5,034)	(1,171)
Net cash used in investing activities	(799)	(74,941)	(18,916)

Cash flows from financing activities:
Proceeds from notes payable	-	15,000	6,750
Paydowns of notes payable	-	(21,000)	(4,751)
Proceeds from issuance of subordinated debentures	-	25,774	18,557
Paydown of subordinated debentures	-	-	(4,124)
Cash dividends paid	(2,694)	(2,661)	(2,638)
Excess tax expense on additional share-based compensation from
acquisition of Clayco	(364)	-	-
Excess tax benefits of share-based compensation	26	460	381
Issuance of preferred stock and warrants	-	35,000	-
Dividends paid on preferred stock	(1,585)	-	-
Preferred Stock accretion of discount and issuance cost	(130)	-	-
Common stock repurchased	-	-	(1,743)
Proceeds from the exercise of common stock options	156	3,389	1,304
Net cash (used in) provided by financing activities	(4,591)	55,962	13,736

Net (decrease) increase in cash and cash equivalents	(4,366)	23,353	(1,337)
Cash and cash equivalents, beginning of year	23,840	487	1,824
Cash and cash equivalents, end of year	$19,474	$23,840	$487

Noncash transactions:
Common stock issued for acquisitions of businesses	$-	$-	$22,482

NOTE 23—QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (restated for certain periods).

	2009
			Restated	Restated
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$28,013	$30,314	$30,341	$29,818
Interest expense	10,098	12,931	12,846	12,970
Net interest income	17,915	17,383	17,495	16,848
Provision for loan losses	8,400	6,480	9,073	16,459
Net interest income after provision for loan losses	9,515	10,903	8,422	389

Noninterest income	4,225	9,073	3,748	2,831
Noninterest expense	13,732	12,973	13,805	57,917
Income (loss) from continuing operations before income tax (benefit) expense	8	7,003	(1,635)	(54,697)
Income tax (benefit) expense	(372)	2,245	(1,673)	(2,850)
Income (loss) from continuing operations	380	4,758	38	(51,847)
(Loss) income from discontinued operations before income tax (benefit) expense	(315)	(129)	(442)	478
Loss on disposal before income tax benefit	(1,587)	-	-	-
Income tax (benefit) expense	(668)	(58)	(103)	118
(Loss) income from discontinued operations	(1,234)	(71)	(339)	360
Net (loss) income	$(854)	$4,687	$(301)	$(51,487)

Net (loss) income available to common shareholders	$(1,462)	$4,082	$(903)	$(52,086)

Basic (loss) earnings per common share:
Basic from continuing operations	$(0.02)	$0.33	$(0.04)	$(4.09)
Basic from discontinued operations	(0.10)	(0.01)	(0.03)	0.03
Basic from continuing operations and discontinued operation	$(0.12)	$0.32	$(0.07)	$(4.06)

Diluted (loss) earnings per common share:
Diluted from continuing operations	$(0.02)	$0.32	$(0.04)	$(4.09)
Diluted from discontinued operations	(0.10)	(0.01)	(0.03)	0.03
Diluted from continuing operations and discontinued operation	$(0.12)	$0.31	$(0.07)	$(4.06)

	2008 (Restated)
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$31,486	$31,450	$31,478	$32,607
Interest expense	14,294	14,870	14,686	16,488
Net interest income	17,192	16,580	16,792	16,119

Provision for loan losses	16,296	3,007	4,378	2,829
Net interest income after provision for loan losses	896	13,573	12,414	13,290

Noninterest income	6,083	6,444	3,370	4,444
Noninterest expense	13,270	11,803	11,397	12,306

(Loss) income from continuing operations before income tax (benefit) expense	(6,291)	8,214	4,387	5,428
Income tax (benefit) expense	(2,853)	3,113	1,487	1,925
(Loss) income from continuing operations	(3,438)	5,101	2,900	3,503

(Loss) income from discontinued operations before income tax (benefit) expense	(2,972)	(6,130)	(240)	(415)
Income tax (benefit) expense	(1,069)	(2,231)	(88)	(151)
(Loss) income from discontinued operations	(1,903)	(3,899)	(152)	(264)
Net (loss) income	$(5,341)	$1,202	$2,748	$3,239
Net (loss) income available to common shareholders	$(5,420)	$1,202	$2,748	$3,239

Basic (loss) earnings per common share:
Basic from continuing operations	$(0.28)	$0.40	$0.23	$0.28
Basic from discontinued operations	(0.15)	(0.31)	(0.01)	(0.02)
Basic from continuing operations and discontinued operation	$(0.43)	$0.09	$0.22	$0.26

Diluted (loss) earnings per common share:
Diluted from continuing operations	$(0.28)	$0.40	$0.23	$0.28
Diluted from discontinued operations	(0.15)	(0.31)	(0.01)	(0.02)
Diluted from continuing operations and discontinued operation	$(0.43)	$0.09	$0.22	$0.26

The first quarter and second quarters of 2009 and all quarters of 2008 have been restated to reflect the loan participation adjustment. The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.

The following table presents the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (as reported for certain periods).

	2009
			As reported	As reported
			2nd	1st
(in thousands, except per share data)			Quarter	Quarter
Interest income			$27,755	$27,323
Interest expense			10,260	10,475
Net interest income			17,495	16,848

Provision for loan losses			8,000	15,100

Net interest income after provision for loan losses			9,495	1,748

Noninterest income			3,747	2,832
Noninterest expense			13,804	57,918

Income (loss) from continuing operations before income tax (benefit) expense			(562)	(53,338)
Income tax (benefit) expense			(1,287)	(2,361)
Income (loss) from continuing operations			725	(50,977)

(Loss) income from discontinued operations before income tax (benefit) expense			(442)	478
Loss on disposal before income tax benefit			-	-
Income tax (benefit) expense			(103)	118
(Loss) income from discontinued operations			(339)	360

Net (loss) income			$386	$(50,617)

Net (loss) income available to common shareholders			$(216)	$(51,216)

Basic (loss) earnings per common share:
Basic from continuing operations			$0.01	$(4.02)
Basic from discontinued operations			(0.03)	0.03
Basic from continuing operations and discontinued operation			$(0.02)	$(3.99)

Diluted (loss) earnings per common share:
Diluted from continuing operations			$0.01	$(4.02)
Diluted from discontinued operations			(0.03)	0.03
Diluted from continuing operations and discontinued operation			$(0.02)	$(3.99)

	2008 (As reported)
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$29,159	$29,283	$29,271	$30,227
Interest expense	11,963	12,705	12,481	14,109
Net interest income	17,196	16,578	16,790	16,118

Provision for loan losses	14,125	2,825	3,200	2,325

Net interest income after provision for loan losses	3,071	13,753	13,590	13,793

Noninterest income	6,079	6,446	3,370	4,446
Noninterest expense	13,270	11,802	11,398	12,306

(Loss) income from continuing operations before income tax (benefit) expense	(4,120)	8,397	5,562	5,933
Income tax (benefit) expense	(2,071)	3,179	1,910	2,106
(Loss) income from continuing operations	(2,049)	5,218	3,652	3,827

(Loss) income from discontinued operations before income tax (benefit) expense	(2,972)	(6,130)	(240)	(415)
Income tax (benefit) expense	(1,069)	(2,231)	(88)	(151)
(Loss) income from discontinued operations	(1,903)	(3,899)	(152)	(264)

Net (loss) income	$(3,952)	$1,319	$3,500	$3,563
Net (loss) income available to common shareholders	$(4,031)	$1,319	$3,500	$3,563

Basic (loss) earnings per common share:
Basic from continuing operations	$(0.17)	$0.41	$0.29	$0.31
Basic from discontinued operations	(0.15)	(0.31)	(0.01)	(0.02)
Basic from continuing operations and discontinued operation	$(0.32)	$0.10	$0.28	$0.29

Diluted (loss) earnings per common share:
Diluted from continuing operations	$(0.17)	$0.41	$0.28	$0.30
Diluted from discontinued operations	(0.15)	(0.31)	(0.01)	(0.02)
Diluted from continuing operations and discontinued operation	$(0.32)	$0.10	$0.27	$0.28

NOTE 24—NEW AUTHORITATIVE ACCOUNTING GUIDANCE

As discussed in Note 1—Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share” On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments—Debt and Equity Securities” New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 8—Derivative Financial Instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 20—Fair Value Measurements).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for the Company on January 1, 2008 (see Note 20—Fair Value Measurements).

FASB ASC Topic 855, “Subsequent Events” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements” This ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required.

(b) Management’s Assessment of Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on these criteria.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included below.

(c) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting, except as discussed below with respect to remediation of a material weakness that was identified during 2009.

(d) Remediation of Material Weakness; Changes in Internal Controls
In connection with the identification of the loan participation accounting error described in Item 7, Management Discussion & Analysis and in Item 8, Note 2 of the consolidated financial statements elsewhere in this Form 10K, the Company also determined that a material weakness in its internal controls over financial reporting existed during the periods affected by the error, including as of December 31, 2008 and December 31, 2007. The Company’s management concluded that the material weakness was the Company’s lack of a formal process to periodically review existing contracts and agreements with continuing accounting significance. To remediate this material weakness, during the fourth quarter of 2009 the Company implemented a formal process to review all contracts and agreements with continuing accounting significance on an annual basis. As a result of the review conducted in the fourth quarter, management did not identify any other errors in its previous accounting for such contracts or agreements. Management believes that this new process has remediated the material weakness in the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited Enterprise Financial Services Corp’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, MO
March 12, 2010

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 29, 2010. The Company’s executive officers consist of the named executive officers disclosed in the Compensation Discussion and Analysis Section of the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 29, 2010.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 29, 2010.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 29, 2010.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 29, 2010.

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

10.1*
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

10.2*
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

10.3*
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

10.4*
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

10.5*
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

10.7*	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.8*
Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.9*
Enterprise Financial Services Corp, Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on December 29, 1997 (File No. 333-43365)).

10.10*	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant’s 1998 Proxy Statement on Form 14-A).

10.11*	Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A filed on March 7, 2006).

10.12*	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A, filed on March 17, 2008).

10.13*	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A, filed on March 7, 2006).

10.14*
Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.15.1
$20,000,000 Amended and Restated Credit Agreement, as modified by the Third Modification Agreement dated April 30, 2007, by and between Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 22, 2007).

10.15.2
$20,000,000 Amended and Restated Credit Agreement, as modified by the Fourth, Fifth and Sixth Modification Agreements dated April 30, 2008, June 30, 2008, and December 11, 2008, by and between Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.16.1 to Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.16
Stock Purchase Agreement dated February 5, 2008 between Registrant and First Financial Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 6, 2008).

10.17
Condominium Sale Contract, dated October 3, 2007, by and between Enterprise Bank & Trust and Maryland Walk LLC (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 9, 2007).

10.18
Indenture dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.19
Amended and Restated Declaration of Trust dated December 12, 2008, by and among Registrant, Wilmington Trust Company, and each of the Administrators named therein (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.20
Guarantee dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.21
First Amendment to Amended and Restated Declaration of Trust No. 2 dated January 9, 2009 by and among Registrant, Wilmington Trust Company and each of the Administrators named therein (incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.22
Warrant to Purchase Shares of Common Stock dated December 19, 2008, by Registrant in favor of the United States Department of the Treasury (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.23
Letter Agreement dated December 19, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Registrant and the United States Department of the Treasury (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

* Management contract or compensatory plan or arrangement.

Note:

In accordance with Item 601 (b) (4) (iii) of Regulation S-K, Registrant hereby agrees to furnish to the SEC, upon its request, a copy of any instrument that defines the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries for which consolidated and unconsolidated financial statements are required to be filed and that authorizes a total amount of securities not in excess of ten percent of the total assets of the Registrant on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of March, 2010.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist	/s/ Frank H. Sanfilippo
Peter F. Benoist	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 16th of March, 2010.

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