Form 10-Q
period 2010-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2010-05-07
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of May 6, 2010, the Registrant had 14,853,912 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$13,548	$16,064
Federal funds sold	2,199	7,472
Interest-bearing deposits	125,822	83,430
Total cash and cash equivalents	141,569	106,966
Securities available for sale	267,169	282,461
Other investments, at cost	13,160	13,189
Loans held for sale	1,517	4,243
Portfolio loans	1,800,302	1,833,203
Less: Allowance for loan losses	44,079	42,995
Portfolio loans, net	1,756,223	1,790,208
Other real estate	21,087	25,224
Fixed assets, net	21,697	22,301
Accrued interest receivable	7,229	7,751
State tax credits, held for sale, including $31,760 and $32,485
carried at fair value, respectively	52,067	51,258
Goodwill	1,974	1,974
Intangibles, net	1,531	1,643
Assets of discontinued operations held for sale	-	4,000
Other assets	76,182	54,437
Total assets	$2,361,405	$2,365,655

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$300,835	$289,658
Interest-bearing transaction accounts	203,006	142,061
Money market accounts	630,697	690,552
Savings	9,807	8,822
Certificates of deposit:
$100k and over	410,771	443,067
Other	348,938	367,256
Total deposits	1,904,054	1,941,416
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	128,100	128,100
Other borrowings	60,438	39,338
Accrued interest payable	1,976	2,125
Other liabilities	6,522	5,683
Total liabilities	2,186,171	2,201,743

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	31,976	31,802
Common stock, $0.01 par value;
30,000,000 shares authorized; 14,928,275 and
12,958,820 shares issued, respectively	149	130
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	132,354	117,000
Retained earnings	11,384	15,790
Accumulated other comprehensive income	1,114	933
Total shareholders' equity	175,234	163,912

Total liabilities and shareholders' equity	$2,361,405	$2,365,655

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
		Restated
(In thousands, except per share data)	2010	2009
Interest income:
Interest and fees on loans	$25,244	$28,621
Interest on debt securities:
Taxable	1,850	1,115
Nontaxable	10	7
Interest on federal funds sold	8	1
Interest on interest-bearing deposits	80	17
Dividends on equity securities	83	57
Total interest income	27,275	29,818
Interest expense:
Interest-bearing transaction accounts	219	171
Money market accounts	1,393	1,511
Savings	8	9
Certificates of deposit:
$100 and over	2,850	4,454
Other	1,785	1,691
Subordinated debentures	1,230	1,349
Federal Home Loan Bank advances	1,108	1,131
Notes payable and other borrowings	59	2,654
Total interest expense	8,652	12,970
Net interest income	18,623	16,848
Provision for loan losses	13,800	16,459
Net interest income after provision for loan losses	4,823	389
Noninterest income:
Wealth Management revenue	1,297	1,207
Service charges on deposit accounts	1,174	1,295
Other service charges and fee income	278	222
Sale of other real estate	(12)	59
State tax credit activity, net	518	(46)
Sale of investment securities	557	316
Miscellaneous income	244	(221)
Total noninterest income	4,056	2,832
Noninterest expense:
Employee compensation and benefits	6,598	6,274
Occupancy	1,173	1,097
Furniture and equipment	370	344
Data processing	578	521
FDIC insurance	848	632
Goodwill impairment charge	-	45,377
Loan legal and other real estate expense	1,272	1,234
Other	2,816	2,943
Total noninterest expense	13,655	57,918

Loss from continuing operations before income tax benefit	(4,776)	(54,697)
Income tax benefit	(1,762)	(2,850)
Loss from continuing operations	(3,014)	(51,847)

Income from discontinued operations before income tax expense	-	478
Income tax expense	-	118
Income from discontinued operations	-	360

Net loss	$(3,014)	$(51,487)

Net loss available to common shareholders	$(3,626)	$(52,086)

Basic (loss) earnings per common share:
From continuing operations	$(0.25)	$(4.09)
From discontinued operations	-	0.03
Total	$(0.25)	$(4.06)

Diluted (loss) earnings per common share:
From continuing operations	$(0.25)	$(4.09)
From discontinued operations	-	0.03
Total	$(0.25)	$(4.06)

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2009	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net loss	-	-	-	-	(3,014)	-	(3,014)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	577	577
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(356)	(356)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(40)	(40)
Total comprehensive loss							(2,833)
Cash dividends paid on common shares, $0.0525 per share	-	-	-	-	(781)	-	(781)
Cash dividends paid on preferred stock	-	-	-	-	(437)	-	(437)
Preferred stock accretion of discount	174	-	-	-	(174)	-	-
Issuance under equity compensation plans, net, 37,845 shares	-	-	-	258	-	-	258
Issuance under private stock offering 1,931,610 shares		19	-	14,883	-		14,902
Share-based compensation	-	-	-	473	-	-	473
Excess tax expense related to equity compensation plans	-	-	-	(260)	-	-	(260)
Balance March 31, 2010	$31,976	$149	$(1,743)	$132,354	$11,384	$1,114	$175,234

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended March 31,
		Restated
(in thousands)	2010	2009
Net loss	$(3,014)	$(51,487)
Other comprehensive income:
Unrealized gain on investment securities
arising during the period, net of tax	577	457
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	(356)	(202)
Reclassification of cash flow hedge, net of tax	(40)	(40)
Total other comprehensive income	181	215
Total comprehensive loss	$(2,833)	$(51,272)

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
		Restated
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(3,014)	$(51,487)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	747	801
Provision for loan losses	13,800	16,459
Deferred income taxes	(5,616)	(6,025)
Net amortization of debt securities	804	154
Amortization of intangible assets	112	277
Gain on sale of investment securities	(557)	(316)
Mortgage loans originated	(11,306)	(29,922)
Proceeds from mortgage loans sold	13,989	29,678
Loss (gain) on sale of other real estate	12	(59)
(Gain) loss on state tax credits, net	(518)	46
Excess tax expense on additional share-based compensation from acquisition of Clayco	-	364
Excess tax expense (benefit) of share-based compensation	260	(27)
Share-based compensation	649	650
Goodwill impairment charge	-	45,377
Changes in:
Accrued interest receivable and income tax receivable	4,782	4,080
Accrued interest payable and other liabilities	(1,565)	(1,211)
Prepaid FDIC insurance	760	-
Other, net	1,482	2,249
Net cash provided by operating activities	14,821	11,088

Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	4,000	-
Net decrease in loans	19,237	5,770
Proceeds from the sale/maturity/redemption/recoveries of:
Debt and equity securities, available for sale	100,925	25,420
Other investments	1,418	-
State tax credits held for sale	2,661	570
Other real estate	3,541	1,223
Loans previously charged off	247	87
Payments for the purchase/origination of:
Available for sale debt and equity securities	(85,535)	(40,165)
Other investments	(1,388)	(438)
Bank owned life insurance	(20,000)	-
State tax credits held for sale	(2,387)	(6,583)
Fixed assets	(98)	(194)
Net cash provided by (used in) investing activities	22,621	(14,310)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	11,177	(8,912)
Net decrease in interest-bearing deposit accounts	(48,539)	(38,313)
Net proceeds from Federal Home Loan Bank advances	-	(18)
Net proceeds from federal funds purchased	-	55,000
Net increase in other borrowings	21,099	5,007
Cash dividends paid on common stock	(781)	(674)
Cash dividends paid on preferred stock	(437)	(272)
Excess tax expense on additional share-based compensation from acquisition of Clayco	-	(364)
Excess tax (expense) benefit of share-based compensation	(260)	27
Preferred stock issuance cost	-	(115)
Issuance of common stock	14,902	-
Proceeds from the exercise of common stock options	-	247
Net cash (used in) provided by financing activities	(2,839)	11,613
Net increase in cash and cash equivalents	34,603	8,391
Cash and cash equivalents, beginning of period	106,966	42,646
Cash and cash equivalents, end of period	$141,569	$51,037

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$8,801	$10,431
Income taxes	(57)	78
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$5,701	$978
Sales of other real estate financed	5,685	-

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

On January 20, 2010, the Company sold its interest in Millennium Brokerage Group, LLC (“Millennium”) for $4.0 million in cash. In connection with the sale, the Company recorded a $1.6 million pre-tax loss from the sale of Millennium in the fourth quarter of 2009. As a result of the sale, Millennium financial results are reported as discontinued operations for all periods presented.

On December 11, 2009, Enterprise entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Valley Capital Bank N.A. (“Valley Capital”), a full service community bank that was headquartered in Mesa, Arizona.

See Note 3 – Acquisitions and Divestitures for more information on the above transactions.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications have been made to prior year balances to conform to the current year presentation and for the purchase accounting adjustments related to the acquisition of Valley Capital.

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

The Company has corrected the error by restating the prior period consolidated financial statements. Accordingly, the consolidated statements of operations and comprehensive (loss) income for the period ended March 31, 2009 presented herein have been restated to correct the error. For further information, refer to Note 2 – Loan Participation Restatement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The effect of correcting these errors in the consolidated statement of operations for the three months ended March 31, 2009 is presented below.

	For the quarter ended
	March 31, 2009
(in thousands, except per share data)	As reported	As restated
Statement of Operations:
Total interest income	$27,326	$29,818
Total interest expense	10,475	12,970
Provision for loan losses	15,100	16,459
Income tax benefit	(2,243)	(2,850)
Net loss	(50,617)	(51,487)
Net loss available to common shareholders	(51,216)	(52,086)

Earnings per share:
Basic loss per share	(3.99)	(4.06)
Diluted loss per share	(3.99)	(4.06)

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

	Three months ended March 31,
		Restated
(in thousands, except per share data)	2010	2009
Net loss from continuing operations	$(3,014)	$(51,847)
Net income from discontinued operations	-	360
Net loss	(3,014)	(51,487)
Preferred stock dividend	(437)	(438)
Accretion of preferred stock discount	(175)	(161)
Net loss available to common shareholders	$(3,626)	$(52,086)

Weighted average common shares outstanding	14,418	12,828
Additional dilutive common stock equivalents	-	-
Diluted common shares outstanding	14,418	12,828

Basic (loss) earnings per common share:
From continuing operations	$(0.25)	$(4.09)
From discontinued operations	-	0.03
Total	$(0.25)	$(4.06)

Diluted (loss) earnings per common share:
From continuing operations	$(0.25)	$(4.09)
From discontinued operations	-	0.03
Total	$(0.25)	$(4.06)

For the three months ended March 31, 2010 and 2009, there were 2.3 million and 2.4 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. In addition, at March 31, 2010 and 2009, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Acquisition of Valley Capital
On December 11, 2009, Enterprise entered into a loss sharing agreement with the FDIC and acquired certain assets and assumed certain liabilities of Valley Capital, a full service community bank that was headquartered in Mesa, Arizona.

The loans and foreclosed assets purchased are covered by a loss sharing agreement between the FDIC and Enterprise. For further information on the loss sharing agreement, refer to Note 3 – Acquisitions and Divestitures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Enterprise initially recorded the tangible assets and liabilities at their preliminary fair value of approximately $42.4 million, and $43.4 million respectively. Subsequent to the initial fair value estimate, additional information was obtained on the credit quality of certain loans and the valuation of Other real estate as of the acquisition date which resulted in adjustments to the initial fair value estimates. The fair value of the assets assumed and liabilities acquired may be adjusted up to one year from the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and the impact of the fair value refinements.

	Preliminary		Adjusted
	December 31,		December 31,
(in thousands)	2009	Refinements	2009
Cash and cash equivalents	$3,542	$-	$3,542
Federal funds sold	11,563	-	11,563
Other investments	59	-	59
Portfolio loans	14,730	(57)	14,673
Other real estate	3,455	(1,149)	2,306
FDIC indemnification asset	8,519	721	9,240
Other assets	567	(536)	31
Total deposits	(43,355)	-	(43,355)
Other liabilities	(33)	-	(33)
Goodwill	$(953)	$(1,021)	$(1,974)

At March 31, 2010, the estimate of the cash flows expected to be received on the credit-impaired loans acquired in the Valley Capital acquisition was $9.6 million. The estimated fair value of the credit-impaired loans was $8.3 million, net of an accretable yield of $1.3 million. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.

At March 31, 2010, the estimate of the cash flows expected to be received on non-credit-impaired loans acquired in the Valley Capital acquisition was $8.2 million. The estimated fair value of the non-credit-impaired loans was $6.3 million, net of an accretable yield of $1.9 million.

During the first quarter of 2010, $250,000 was accreted into income from the credit-impaired and non-credit-impaired loans and $130,000 was accreted into income from the indemnification asset. At March 31, 2010, the remaining accretable difference for the loans was approximately $2.9 million and $426,000 for the indemnification asset.

NOTE 4––INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$25,376	$192	$-	$25,568
Obligations of U.S. Government sponsored enterprises	43,501	80	(107)	43,474
Obligations of states and political subdivisions	6,327	11	(517)	5,821
Residential mortgage-backed securities	190,409	2,519	(622)	192,306
	$265,613	$2,802	$(1,246)	$267,169

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$26,940	$249	$-	$27,189
Obligations of U.S. Government sponsored enterprises	75,880	115	(181)	75,814
Obligations of states and political subdivisions	3,868	10	(471)	3,408
Residential mortgage-backed securities	174,562	1,960	(471)	176,050
	$281,250	$2,334	$(1,123)	$282,461

At March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. government agencies and sponsored enterprises, in an amount greater than 10% of shareholders’ equity. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $101.8 million and $66.0 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$24,321	$24,398
Due after one year through five years	27,304	27,436
Due after five years through ten years	8,127	7,903
Due after ten years	15,452	15,126
Mortgage-backed securities	190,409	192,306
	$265,613	$267,169

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	March 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored agencies	$16,853	$107	$-	$-	$16,853	$107
Obligations of the state and political subdivisions	3,776	517	-	-	3,776	517
Residential mortgage-backed securities	73,838	622	-	-	73,838	622
	$94,466	$1,246	$-	$-	$94,466	$1,246

	December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored agencies	$29,557	$181	$-	$-	$29,557	$181
Obligations of the state and political subdivisions	2,830	471	-	-	2,830	471
Residential mortgage-backed securities	74,625	471	-	-	74,625	471
	$107,012	$1,123	$-	$-	$107,012	$1,123

The unrealized losses at both March 31, 2010 and December 31, 2009, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired. At March 31, 2009, the Company recorded an impairment charge of $45.4 million. The impairment charge was primarily driven by the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization in the first quarter of 2009.

At March 31, 2010 and December 31, 2009, the Company’s Banking segment had $2.0 million of Goodwill from the acquisition of Valley Capital.

The table below summarizes the changes to intangible asset balances. Core deposit intangibles are related to the Banking reporting unit.

Core Deposit
(in thousands)	Intangible
Balance at December 31, 2009	$1,643
Amortization expense	(112)
Balance at March 31, 2010	$1,531

The following table reflects the expected amortization schedule for the core deposit intangibles.

Core Deposit
Year	Intangible
2010	$307
2011	358
2012	296
2013	234
2014	172
After 2014	164
$1,531

NOTE 6—DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2010, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
(in thousands)	2010	2009
Commitments to extend credit	$394,942	$457,777
Standby letters of credit	32,219	32,263

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2010 and December 31, 2009, approximately $50.1 million and $84.3 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by each bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by Enterprise to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at March 31, 2010.

At March 31, 2010, there were $413,000 of unadvanced commitments on impaired loans.

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At March 31, 2010, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At March 31, 2010 and December 31, 2009, Enterprise had pledged cash of $2.2 million and $1.5 million, respectively, as collateral in connection with interest rate swap agreements. At March 31, 2010, we had accepted, as collateral in connection with our interest rate swap agreements, pledged securities of $2.5 million.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.
  Economic hedge of state tax credits. In November 2008, the Company paid $2.1 million to enter into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. In February 2010, the Company paid $750,000 for an additional series of interest rate caps. See Note 9—Fair Value Measurements for further discussion of the fair value of the state tax credits.

  Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby Enterprise paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The interest rate swaps had notional values of $40.0 million each and Enterprise received fixed rates of 4.81% and 4.25%, respectively. The swaps were designed to hedge the cash flows associated with a portion of prime based loans. The derivatives had previously been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009, at which time the Company recognized a loss of $530,000 upon termination. The loss was included in Miscellaneous loss in the consolidated statement of operations. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At March 31, 2010, the amount remaining in Accumulated other comprehensive income was $219,000. For the three months ended March 31, 2010 and 2009, $62,000 was reclassified into Miscellaneous income. The Company expects to reclassify $201,000 of remaining derivative gains from Accumulated other comprehensive income to earnings over the next twelve months.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate cap contracts	$348,550	$84,050	$1,304	$1,117	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for the three months ended March 31, 2010 and 2009.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2010	2009
Non-designated hedging instruments
Interest rate cap contracts	State tax credit activity, net	$(565)	$(84)
Interest rate swap contracts	Miscellaneous income	$62	$(468)

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. During the first quarter of 2010, the Company entered into two new client-related interest rate swaps with notional values of $40.0 million each. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate swap contracts	$109,966	$30,279	$685	$120	$1,774	$1,105

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for the three months ended March 31, 2010 and 2009.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2010	2009
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(154)	$(177)

NOTE 8—COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first three months of 2010. The share-based compensation expense was $649,000 and $650,000 for the three months ended March 31, 2010 and 2009, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At March 31, 2010, there was $9,000 and $1.8 million of total unrecognized compensation costs related to stock options and SSAR’s, respectively, which is expected to be recognized over weighted average periods of 0.75 and 2.4 years, respectively. Following is a summary of the employee stock option and SSAR activity for the first three months of 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	803,735	$16.77
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2010	803,735	$16.77	5.2 years	$-
Exercisable at March 31, 2010	561,955	$15.25	4.0 years	$-
Vested and expected to vest at March 31, 2010	741,721	$16.17	5.2 years	$-

Restricted Stock Units (“RSU”)
At March 31, 2010, there was $1.6 million of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 2.0 years. A summary of the Company's restricted stock unit activity for the first three months of 2010 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	78,150	$23.05
Granted	-	-
Vested	-	-
Forfeited	(168)	21.40
Outstanding at March 31, 2010	77,982	$23.05

Stock Plan for Non-Management Directors
Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $143,000 and $98,000 of share-based compensation expense for the directors for the three months ended March 31, 2010 and 2009, respectively. Pursuant to this plan, the Company issued 15,491 and 8,007 shares in the first three months of 2010 and 2009, respectively.

Employee Stock Issuance
Restricted stock was granted to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or in paid pro-rata installments. The stock is restricted for 2 years and upon issuance may be fully vested or vest over five years. For the three months ended March 31, 2010, the Company recognized $33,000 of share-based compensation related to these awards and issued 8,694 shares.

In conjunction with the Company’s short-term incentive plan, in February 2010, the Company issued 13,660 restricted shares to certain key employees. The compensation expense related to these shares was expensed in 2009. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2010 annual meeting.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2010 or 2009. Following is a summary of the Moneta stock option activity for the first three months of 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	29,346	$14.10
Granted	-	-
Exercised	-	-
Forfeited	(3,241)	18.25
Outstanding at March 31, 2010	26,105	$13.58	1.9 years	$-
Exercisable at March 31, 2010	26,105	$13.58	1.9 years	$-

NOTE 9—FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted
	Prices in
	Active
	Markets for	Significant	Significant
	Identical	Other	Unobservable
	Assets	Observable	Inputs	Total Fair
(in thousands)	(Level 1)	Inputs (Level 2)	(Level 3)	Value
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$25,568		$25,568
Obligations of U.S. Government sponsored enterprises	-	43,474		43,474
Obligations of states and political subdivisions	-	2,887	2,934	5,821
Residential mortgage-backed securities	-	192,306	-	192,306
Total securities available for sale	$-	$264,235	$2,934	$267,169
Portfolio loans	-	17,015	-	17,015
State tax credits held for sale	-	-	31,760	31,760
Derivative financial instruments	-	1,989	-	1,989
Total assets	$-	$283,239	$34,694	$317,933

Liabilities
Derivative financial instruments	$-	$1,774	$-	$1,774
Total liabilities	$-	$1,774	$-	$1,774

  Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through March 31, 2010, Level 3 securities available for sale include three Auction Rate Securities.

  Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

  State tax credits held for sale. At March 31, 2010, of the $52.1 million of state tax credits held for sale on the consolidated balance sheet, approximately $31.8 million were carried at fair value. The remaining $20.3 million of state tax credits were accounted for at cost. The Company elected not to account for state tax credits purchased in the first three months of 2010 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

The fair value of the state tax credits carried at fair value increased by $308,000 in the first three months of 2010 compared to a $533,000 million decrease in the first three months of 2009. These fair value changes are included in State tax credit activity, net in the consolidated statements of operations.

The Company is not aware of an active market that exists for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of state residents who buy these credits and from local and regional accounting firms who broker them. As such, the Company employed a discounted cash flow analysis (income approach) to determine the fair value.

The fair value measurement is calculated using an internal valuation model with observable market data including discounted cash flows based upon the terms and conditions of the tax credits. Assuming that the underlying project remains in compliance with the various federal and state rules governing the tax credit program, each project will generate about 10 years of tax credits. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a 205 basis point spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is considered a Level 3 input because it is an “unobservable input” and is based on the Company’s assumptions. Given the significance of this input to the fair value calculation, the state tax credit assets are reported as Level 3 assets.
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
The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2010.

	Securities
	available for
	sale, at fair	State tax credits
(in thousands)	value	held for sale
Balance at December 31, 2009	$2,830	$32,485
Total gains or losses (realized and unrealized):
Included in earnings	-	652
Included in other comprehensive income	4	-
Purchases, sales, issuances and settlements, net	100	(1,377)
Transfer in and/or out of Level 3	-	-
Balance at March 31, 2010	$2,934	$31,760

Change in unrealized gains or losses relating to
assets still held at the reporting date	$4	$308

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments measured at fair value on a non-recurring basis as of March 31, 2010.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total gains (losses) for the three
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	months ended March 31, 2010
Impaired loans	$16,078	$-	$-	$16,078	$(12,963)
Other real estate	1,424	-	-	1,424	(574)
Total	$17,502	$-	$-	$17,502	$(13,537)

Impaired loans are reported at the fair value of the underlying collateral. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. Other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$13,548	$13,548	$16,064	$16,064
Federal funds sold	2,199	2,199	7,472	7,472
Interest-bearing deposits	125,822	125,822	83,430	83,430
Securities available for sale	267,169	267,169	282,461	282,461
Other investments	13,160	13,160	13,189	13,189
Loans held for sale	1,517	1,517	4,243	4,243
Derivative financial instruments	1,989	1,989	1,237	1,237
Portfolio loans, net	1,756,223	1,759,449	1,790,208	1,794,576
State tax credits, held for sale	52,067	52,067	51,258	51,258
Accrued interest receivable	7,229	7,229	7,751	7,751

Balance sheet liabilities
Deposits	1,904,054	1,906,456	1,941,416	1,944,910
Subordinated debentures	85,081	43,462	85,081	43,060
Federal Home Loan Bank advances	128,100	138,763	128,100	138,688
Other borrowed funds	60,438	60,457	39,338	39,360
Derivative financial instruments	1,774	1,774	1,105	1,105
Accrued interest payable	1,976	1,976	2,125	2,125

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 10—SEGMENT REPORTING

The Company has two primary operating segments, Banking and Wealth Management, which are delineated by the products and services that each segment offers. The segments are evaluated separately on their individual performance, as well as their contribution to the Company as a whole.

The Banking operating segment consists of a full-service commercial bank, Enterprise, with locations in St. Louis, Kansas City, and Phoenix. The majority of the Company’s assets and income result from the Banking segment. All banking locations have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines and operating policies for products and services are the same across all regions.

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At March 31, 2010
Loans, less unearned loan fees	$1,800,302	$-	$-	$1,800,302
Goodwill	1,974	-	-	1,974
Intangibles, net	1,531	-	-	1,531
Deposits	1,924,474	-	(20,420)	1,904,054
Borrowings	142,040	48,998	82,581	273,619
Total assets	2,286,199	53,583	21,623	2,361,405

	At December 31, 2009
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,833,203	$-	$-	$1,833,203
Goodwill	1,974	-	-	1,974
Intangibles, net	1,643	-	-	1,643
Deposits	1,961	-	(19,526)	1,941,416
Borrowings	121,442	48,496	82,581	252,519
Total assets	2,287,936	59,225	18,494	2,365,655

Income Statement Information	Three months ended March 31, 2010
Net interest income (expense)	$20,053	$(298)	$(1,132)	$18,623
Provision for loan losses	13,800	-	-	13,800
Noninterest income	2,207	1,816	33	4,056
Noninterest expense	10,869	1,670	1,116	13,655
Loss from continuing operations before income tax benefit	(2,409)	(152)	(2,215)	(4,776)
Income tax benefit	(890)	(56)	(816)	(1,762)
Net loss from continuing operations	$(1,519)	$(96)	$(1,399)	$(3,014)

	Three months ended March 31, 2009 (Restated)
Net interest income (expense)	$18,345	$(250)	$(1,247)	$16,848
Provision for loan losses	16,459	-	-	16,459
Noninterest income	1,671	1,161	-	2,832
Noninterest expense	9,808	1,667	1,066	12,541
Goodwill impairment	45,377	-	-	45,377

Loss from continuing operations before income tax benefit	(51,628)	(756)	(2,313)	(54,697)
Income tax benefit	(1,691)	(201)	(958)	(2,850)
Net loss from continuing operations	(49,937)	(555)	(1,355)	(51,847)

Income from discontinued operations before income tax expense	-	478	-	478
Income tax expense	-	118	-	118
Net income from discontinued operations	-	360	-	360

Total net loss	$(49,937)	$(195)	$(1,355)	$(51,487)

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2010 compared to the financial condition as of December 31, 2009. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2010 compared to the same period in 2009. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Summary
We reported a net loss from continuing operations of $3.0 million, or $0.25 per fully diluted share after deducting dividends on preferred stock, compared to a net loss from continuing operations of $51.8 million, or $4.09 per share, for the prior year period. The first quarter 2010 net loss was attributable to $13.8 million in loan loss provision. The net loss reported for the first quarter of 2009 was driven by $16.5 million in loan loss provision and a $45.4 million non-cash accounting charge to eliminate banking segment goodwill.

Our pre-tax, pre-provision operating earnings increased substantially on both a linked quarter and year-over-year basis. Pre-tax, pre-provision income from continuing operations was $9.1 million in the first quarter of 2010, 23% higher than the comparable figure in the first quarter of 2009 and 21% higher than in the linked fourth quarter. Pre-tax, pre-provision income from continuing operations, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, is presented because the Company believes adjusting its results to exclude discontinued operations, loan loss provision expense, impairment charges, special FDIC assessments and unusual gains or losses provides shareholders with a more comparable basis for evaluating period-to-period operating results. A schedule reconciling GAAP pre-tax income (loss) to pre-tax, pre-provision income from continuing operations is provided in the table below.

	For the Quarter Ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 30,
(In thousands)	2010	2009	2009	2009	2009
Pre-tax (loss) income from continuing operations	$(4,776)	$8	$7,002	$(1,634)	$(54,697)
Goodwill impairment charge	-	-	-	-	45,377
Sales and fair value writedowns of other real estate	586	1,166	602	508	549
Sale of securities	(557)	(3)	-	(636)	(316)
Gain on extinguishment of debt	-	(2,062)	(5,326)	-	-
FDIC special assessment (included in Other noninterest expense)	-	-	(202)	1,100	-
(Loss) income before income tax	(4,747)	(891)	2,076	(662)	(9,087)
Provision for loan losses	13,800	8,400	6,480	9,073	16,459
Pre-tax, pre-provision income from continuing operations	$9,053	$7,509	$8,556	$8,411	$7,372

Our core deposits continue to grow and we are seeing improved net interest margins as we increase loan yields and effectively manage down our cost of funds. Additionally, we’re encouraged by the linked quarter increase in wealth management revenues. This intrinsic earning power enables us to capitalize on growth opportunities, as shown by our recent success in our common equity raise, recruitment of talented executives, and the December 2009 Arizona acquisition.

In January 2010, we completed a $15 million private offering of common equity. The Company continues to exceed regulatory standards for “well-capitalized” institutions. See Capital Resources for more information.

In March 2010, we recruited three top executives from one of our leading competitors in the St. Louis market to enhance business development and revenue growth.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 10 – Segment Reporting.

Banking Segment
  Loan growth – At March 31, 2010, portfolio loans were $1.80 billion, a decrease of $391.0 million, or 18%, from March 31, 2009. Portfolio loans decreased by $32.9 million, or 2%, from December 31, 2009. Excluding the effects of derecognizing $227.3 million in loan participations at March 31, 2009, loans decreased $163.4 million, or 8%, from March 31, 2009. The decrease from first quarter 2009 and year end is primarily due to clients paying down their lines, weak new loan demand and charge-offs. The Company anticipates modest loan growth over the course of the year.

  Deposit growth – Total deposits were $1.90 billion at March 31, 2010, an increase of $158.5 million, or 9%, from March 31, 2009. Total deposits decreased $37.4 million, or 2%, from December 31, 2009. Our deposit mix continues to improve. Noninterest-bearing demand deposits were $300.8 million at March 31, 2010, or 16% of total deposits compared to $238.4 million, or 14% of total deposits at March 31, 2009 and 15% of total deposits at December 31, 2009. The increase in noninterest bearing demand deposits from March 2009 was $62.4 million, or 26%, while the increase from December 2009 was $11.2 million, or 4%.
Brokered deposits were $132.0 million at March 31, 2010, a decrease of $125.2 million from March 31, 2009 and $24.2 million from December 31, 2009. For the first quarter of 2010, brokered certificates of deposit represented 8% of total deposits on average compared to 10% for the fourth quarter of 2009 and 18% for the first quarter of 2009. Excluding brokered certificates of deposit, “core” deposits grew $283.7 million, or 19%, from a year ago and declined $13.1 million, or 1%, during the quarter, which is consistent with the seasonality typically seen in our deposit base. Core deposits include certificates of deposit sold to clients through the reciprocal CDARS program. As of March 31, 2010, Enterprise had $147.9 million of reciprocal CDARS deposits outstanding compared to $98.4 million at March 31, 2009 and $134.8 million December 31, 2009.

The Company’s goal is to drive core deposit growth through relationship selling while at the same time effectively managing the overall cost of funds.
  Asset quality – Nonperforming loans totaled $55.8 million at March 31, 2010, an increase of $1.4 million from the prior year period, and an increase of $17.3 million from year end 2009. The first quarter increase in nonperforming loans, following three consecutive quarters of relative stability, reflected significant deterioration of the commercial real estate markets as vacancy rates remain high in the face of continued high unemployment.
Provision for loan losses was $13.8 million in the first quarter, down from $16.5 million in the prior year first quarter and up from $8.4 million in the linked fourth quarter. The linked quarter increase in loan loss provision was largely attributable to increased reserves on impaired loans driven by continuing declining values of the underlying collateral of several large commercial and residential real estate credits.

We continue to maintain an aggressive posture in identifying and recognizing risks inherent in the current real estate environment. While housing values are firming, we are not yet seeing stabilization in residential lot and investor-owned commercial real estate valuations. However, our commercial and industrial and owner-occupied commercial real estate segments, which represent half of our loan portfolio, continue to perform well. The Company continues to monitor loan portfolio risk closely. See Provision for Loan Losses and Nonperforming Assets below for more information.

  Interest rate margin – The net interest rate margin increased 0.31% to 3.46% for the quarter ended March 31, 2010, compared to 3.15% for the quarter ended December 31, 2009. The prior year first quarter net interest rate margin was 3.02%. Approximately 0.30% of the increase over the prior year was due to the derecognition of the loan participations. For further information, refer to Loan Participations in Note 1 – Summary of Significant Accounting Policies.
During the first quarter of 2010, the net interest rate margin improved as a result of reduced rates on maturing CD’s and money market account balances. We anticipate further modest improvement in net interest margin as liabilities reprice throughout the year.
  Arizona Operations - In February 2010, Enterprise opened a new branch in the West Valley suburbs of Phoenix. The Company currently operates a loan production office in central Phoenix and plans to open another full-service branch in central Phoenix in the summer of 2010. During June, the Company plans to close its branch in Mesa, Arizona, which was acquired in an FDIC-assisted acquisition in December, 2009. Total Arizona deposits were $23.9 million and total loans were $42.4 million at March 31, 2010. Loans at fair value covered under the December 2009 loss sharing agreement with the FDIC were $14.0 million.
Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $1.3 million in the first quarter of 2010, an increase of $137,000, or 12%, from the same quarter of 2009. See Noninterest Income in this section for more information.

Net Interest Income
During the first quarter of 2010, the net interest rate margin improved as a result of reduced rates on maturing CD’s and money market account balances. We expect to experience continued favorable repricing on maturing certificates of deposit. The Enterprise prime rate remained at 4.00% during the first quarter, and we continued to incorporate floors and increase spreads on our new and renewing loans. The Company expects further modest improvement in net interest margin through better earning asset mix, core deposit mix, and favorable repricing on maturing CD’s.

Three months ended March 31, 2010 and 2009
Net interest income (on a tax-equivalent basis) was $18.9 million for the three months ended March 31, 2010 compared to $17.4 million for the same period of 2009, an increase of $1.5 million, or 9%. Total interest income decreased $2.8 million offset by a decrease in total interest expense of $4.3 million.

Average interest-earning assets decreased $125.9 million, or 5%, to $2.2 billion for the quarter ended March 31, 2010 compared to $2.3 billion for the quarter ended March 31, 2009. Loans decreased $389.2 million, or 18%, to $1.8 billion, including the derecognition of $227.6 million of loan participations in the first quarter of 2009. Investment securities increased $263.3 million, or 217%, to $384.7 million from the first quarter of 2009 as increased core deposits were deployed to offset weak loan demand. Short-term investments, including cash balances at the Federal Reserve, increased $84.8 million to $98.0 million compared to $13.2 million in the same period of 2009. Interest income on loans increased $1.9 million due to higher rates, but was offset by a decrease of $5.6 million due to lower volumes, for a net decrease of $3.7 million versus the first quarter of 2009.

For the quarter ended March 31, 2010, average interest-bearing liabilities decreased $172.8 million, or 8%, to $1.9 billion compared to $2.1 billion for the quarter ended March 31, 2009. The decline in interest-bearing liabilities resulted from a $230.8 million decrease in borrowings related to the derecognition of loan participations, a $99.4 million decrease in federal funds purchased and a $159.8 million decrease in brokered certificates of deposit, offset by a $292.4 million increase in core deposits, and a $24.8 million increase in borrowings. For the first quarter of 2010, interest expense on interest-bearing liabilities decreased $1.5 million due to decreases in volume, while the impact of declining rates decreased interest expense on interest-bearing liabilities by $2.8 million versus first quarter of 2009, for a net decrease of $4.3 million.

The tax-equivalent net interest rate margin was 3.46% for the first quarter of 2010 compared to 3.02% for the same period of 2009. The increase in the margin was due to the derecognition of loan participations, lower interest rates paid on core deposits, offset by lower yields on investments and a less favorable earning asset mix. Higher average levels of nonperforming loans reduced the net interest rate margin by approximately 0.12% in the first quarter of 2010 compared to a reduction of 0.10% in the first quarter of 2009. The net interest rate margin for the first quarter was 0.31% higher than in the fourth quarter of 2009. The increase in the margin was a result of the derecognition of loan participations, favorable repricing of maturing certificates of deposit, and lower rates on money market balances.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
					Restated
		2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,793,825	$24,839	5.62%	$2,148,886	$27,706	5.23%
Tax-exempt loans (2)	28,817	632	8.89	62,950	1,438	9.26
Total loans	1,822,642	25,471	5.67	2,211,836	29,144	5.34
Taxable investments in debt and equity securities	285,527	1,933	2.75	107,447	1,172	4.42
Non-taxable investments in debt and equity
securities (2)	1,173	16	5.53	734	12	6.63
Short-term investments	98,039	88	0.36	13,230	18	0.55
Total securities and short-term investments	384,739	2,037	2.15	121,411	1,202	4.02
Total interest-earning assets	2,207,381	27,508	5.05	2,333,247	30,346	5.27
Noninterest-earning assets:
Cash and due from banks	11,283			33,852
Other assets	162,835			171,597
Allowance for loan losses	(44,711)			(36,577)
Total assets	$2,336,787			$2,502,119

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$185,244	$219	0.48%	$118,729	$171	0.58%
Money market accounts	647,676	1,393	0.87	642,702	1,511	0.95
Savings	9,373	8	0.35	9,100	9	0.40
Certificates of deposit	779,940	4,635	2.41	719,145	6,145	3.47
Total interest-bearing deposits	1,622,233	6,255	1.56	1,489,676	7,836	2.13
Subordinated debentures	85,081	1,230	5.86	85,081	1,349	6.43
Borrowed funds	173,028	1,167	2.74	478,416	3,785	3.21
Total interest-bearing liabilities	1,880,342	8,652	1.87	2,053,173	12,970	2.56
Noninterest bearing liabilities:
Demand deposits	273,702			226,615
Other liabilities	7,520			7,948
Total liabilities	2,161,564			2,287,736
Shareholders' equity	175,223			214,383
Total liabilities & shareholders' equity	$2,336,787			$2,502,119
Net interest income		$18,856			$17,376
Net interest spread			3.18%			2.71%
Net interst rate margin (3)			3.46			3.02

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $624,000 and $417,000 for the quarters ended March 31, 2010 and 2009, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $233,000 and $528,000 for the quarters ended March 31, 2010 and 2009, respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2010 compared to 2009
	3 month
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$(4,812)	$1,945	$(2,867)
Nontaxable loans (3)	(751)	(55)	(806)
Taxable investments in debt
and equity securities	1,343	(582)	761
Nontaxable investments in debt
and equity securities (3)	6	(2)	4
Short-term investments	78	(8)	70
Total interest-earning assets	$(4,136)	$1,298	$(2,838)

Interest paid on:
Interest-bearing transaction accounts	$83	$(35)	$48
Money market accounts	12	(130)	(118)
Savings	-	(1)	(1)
Certificates of deposit	485	(1,995)	(1,510)
Subordinated debentures	-	(119)	(119)
Borrowed funds	(2,127)	(491)	(2,618)
Total interest-bearing liabilities	(1,547)	(2,771)	(4,318)
Net interest income	$(2,589)	$4,069	$1,480

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses and Nonperforming Assets
The provision for loan losses in the first quarter of 2010 was $13.8 million compared to $16.5 million in the first quarter of 2009. The lower loan loss provision in the first quarter of 2010 compared to the first quarter of 2009 was due to fewer loan risk rating downgrades and nonperforming loans remaining relatively flat. The allowance for loan losses as a percentage of total loans was 2.45% at March 31, 2010 compared to 2.35% at December 31, 2009 and 1.93% at March 31, 2009. Management believes that the allowance for loan losses is adequate at March 31, 2010.

For the first quarter of 2010, the Company recorded net charge-offs of $12.7 million, or 2.83%, of average portfolio loans on an annualized basis, compared to $9.0 million, or 1.90%, for the fourth quarter of 2009 and $8.0 million, or 1.47%, for the first quarter of 2009. Approximately 56% of the charge-offs in the first quarter of 2010 were related to investor-owned commercial real estate loans and 36% were related to land development loans.

At March 31, 2010, nonperforming loans were $55.8 million, or 3.10%, of total loans. This compares to $38.5 million, or 2.10%, at December 31, 2009 and $54.4 million, or 2.48%, at March 31, 2009. A majority of the increase from fourth quarter 2009 is due to a $5.0 million residential condominium project in St. Louis, a $5.2 million retail development in St. Louis, and a $2.4 million office building in Kansas City. The nonperforming loans are comprised of approximately 43 relationships with the largest being a $5.2 million loan secured by a retail development. Five relationships comprise 40% of the nonperforming loans. Approximately 63% of the nonperforming loans are located in the St. Louis region. At March 31, 2010, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	March 31, 2010	December 31, 2009
Construction, Real Estate/Land Acquisition and Development	$20,119	$21,682
Commercial Real Estate	26,485	9,384
Residential Real Estate	6,401	4,130
Commercial & Industrial	2,695	3,254
Consumer & Other	85	90
Total	$55,785	$38,540

The following table summarizes the changes in nonperforming loans by quarter.

	2010		2009
				Restated	Restated
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Nonperforming loans beginning of period	$38,540	$46,982	$54,699	$54,421	$35,487
Additions to nonaccrual loans	39,663	16,318	17,900	26,790	31,421
Additions to restructured loans	611	1,099	-	-	-
Chargeoffs	(12,963)	(11,519)	(6,254)	(5,018)	(7,051)
Other principal reductions	(2,739)	(559)	(4,113)	(5,252)	(2,596)
Moved to Other real estate	(5,564)	(11,339)	(9,903)	(11,497)	(978)
Moved to Other bank owned assets	(955)	-	-	-	-
Moved to performing	(1,693)	(2,442)	(5,347)	(4,745)	(1,862)
Loans past due 90 days or more and still accruing interest	885	-	-	-	-
Nonperforming loans end of period	$55,785	$38,540	$46,982	$54,699	$54,421

Other real estate
Other real estate was $21.1 million at March 31, 2010 compared to $25.2 million at December 31, 2009 and $13.3 million at March 31, 2009. Included in the Other real estate is $2.4 million related to Valley Capital. The following table summarizes the changes in Other real estate since December 31, 2009.

	2010	2009
	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Other real estate at beginning of period	$25,223	$19,273	$16,053	$13,251	$13,868
Additions and expenses capitalized
to prepare property for sale	5,564	11,342	9,915	11,788	1,155
Addition of Valley Capital ORE	113	2,306	-	-	-
Writedowns in fair value	(574)	(587)	(688)	(506)	(608)
Sales	(9,239)	(7,111)	(6,007)	(8,480)	(1,164)
Other real estate at end of period	$21,087	$25,223	$19,273	$16,053	$13,251

At March 31, 2010, Other real estate was comprised of 35% residential lots, 22% completed homes, and 43% commercial real estate. Of the total Other real estate, 63%, or 34 properties, are located in the Kansas City region, 26%, or 14 properties, are located in the St. Louis region and 11%, or 8 properties, are located in the Arizona region related to Valley Capital.

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, the Company realized a net loss of $12,000 on the sale of other real estate and recorded these losses as part of Noninterest income.

At March 31, 2010, nonperforming assets also included $936,000 of repossessed assets (non-real estate).

Our nonperforming credits are concentrated in the construction, land development and commercial real estate segments and those areas remain stressed with persistent downward pressure on valuations. We continue to monitor our loan portfolio for signs of credit weakness in segments other than real estate. Thus far, our commercial and industrial portfolio has shown no significant signs of deterioration. While we have no significant nonperforming assets or past due loans in this sector, certain segments of the commercial and industrial portfolio may be adversely affected should the current economic recession continue for a protracted period of time.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
		Restated
(in thousands)	2010	2009
Allowance at beginning of period	$42,995	$33,808
Loans charged off:
Commercial and industrial	530	2,188
Real estate:
Commercial	7,285	3,218
Construction	4,701	1,783
Residential	355	861
Consumer and other	92	18
Total loans charged off	12,963	8,068
Recoveries of loans previously charged off:
Commercial and industrial	42	4
Real estate:
Commercial	167	43
Construction	2	1
Residential	36	37
Consumer and other	-	2
Total recoveries of loans	247	87
Net loan chargeoffs	12,716	7,981
Provision for loan losses	13,800	16,459

Allowance at end of period	$44,079	$42,286
Average loans	$1,822,642	$2,211,836
Total portfolio loans	1,800,302	2,191,291
Nonperforming loans	55,785	54,421

Net chargeoffs to average loans (annualized)	2.83%	1.46%
Allowance for loan losses to loans	2.45	1.93

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	March 31	December 31
(in thousands)	2010	2009
Non-accrual loans	$53,190	$37,441
Loans past due 90 days or more
and still accruing interest	885	-
Restructured loans	1,710	1,099
Total nonperforming loans	55,785	38,540
Foreclosed property	21,087	25,224
Other bank owned assets	936	-
Total nonperforming assets	$77,808	$63,764
Total assets	$2,361,405	$2,365,655
Total portfolio loans	1,800,302	1,833,203
Total loans plus foreclosed property	1,822,325	1,858,427

Nonperforming loans to total loans	3.10%	2.10%
Nonperforming assets to total loans plus
foreclosed property	4.27	3.43
Nonperforming assets to total assets	3.30	2.70

Allowance for loan losses to nonperforming loans	79.00%	112.00%

Noninterest Income
Noninterest income increased $1.2 million, or 43%, from the first quarter of 2009 compared to the first quarter of 2010. The first quarter 2009 results include a $530,000 pre-tax loss realized from the termination of two interest rate swaps. Excluding this loss, noninterest income increased $694,000, or 21%, compared to the first quarter of 2009. The increase is mainly due to gains from the state tax credit activities.
  Wealth Management revenue – For the three months ended March 31, 2010, Wealth Management revenue from the Trust division increased $90,000, or 7%, compared to the same period in 2009. Assets under administration were $1.3 billion at March 31, 2010, a 22% increase from March 31, 2009 due to market value increases.

  Service charges on deposit accounts – Decreases in Service charges on deposit accounts were primarily due to reduced overdraft and service charges on business checking accounts.

  Sale of other real estate – For the quarter ended March 31, 2010, we sold $9.2 million of Other real estate for a loss of $12,000.

  State tax credit brokerage activities – For the quarter ended March 31, 2010, we recorded a $518,000 gain compared to a $46,000 loss in the first quarter of 2009. Gains of $775,000 from the sale of state tax credits to clients and a positive fair value adjustment of $308,000 were partially offset by a $565,000 negative fair value adjustment on the interest rate caps used to economically hedge the tax credits. See Note 7 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more detailed information on the fair value treatment of the state tax credits, see Note 9 – Fair Value Measurements.

  Sale of investment securities – In the first quarter of 2010, the Company elected to reposition a portion of the investment portfolio. During the first three months of 2010, we sold approximately $80.6 million of U.S. Government sponsored enterprises realizing a gain of $557,000 on these sales. We reinvested the proceeds in U.S. Government sponsored enterprises and Residential mortgage-backed securities.

  Miscellaneous income – In the first quarter of 2009, Miscellaneous income included a $530,000 loss realized from the termination of two interest rate swaps.

Noninterest Expense
Noninterest expenses were $13.7 million in the first quarter of 2010, a decrease of $44.3 million, or 76%, from the first quarter of 2009. The decrease is primarily due to a $45.4 million goodwill impairment charge related to the banking segment. Excluding the goodwill impairment charge, noninterest expenses increased $1.1 million, or 9%, compared to first quarter of 2009. The increase is primarily due to an increase in FDIC insurance, the Arizona expansion, and systems conversion costs.

Salaries and benefits increased $324,000, or 5%, from the first quarter of 2009 primarily due to the staff increases related to the Arizona expansion.

Increases in Occupancy were primarily due to expenses related to our location in Mesa, Arizona which was part of the acquisition of Valley Capital. We plan to close the Mesa location in June 2010 and open a new branch in Central Phoenix in the third quarter of 2010, subject to regulatory approval.

Data processing increases were primarily due to incremental costs related to the acquisition of Valley Capital and licensing fee increases for our core banking system.

The increase in Other expenses includes $299,000 for FDIC premiums, $109,000 from marketing and publications, $78,000 from meals and entertainment, and the remainder from increases in director related compensation and systems conversion costs related to Valley Capital.

The Company’s efficiency ratio in the first quarter of 2010 was 60% compared to 294% in the first quarter of 2009. Absent the goodwill impairment charge in the first quarter of 2009, the efficiency ratio was 64%.

Income Taxes
In the first quarter of 2010, the Company concluded that minor changes in the Company’s estimated 2010 pre-tax results and changes in projected permanent items produced significant variability in the estimated annual effective tax rate. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. The effective tax rate for 2010 could differ significantly from the effective tax rate for the first three months of 2010.

For the three months ended March 31, 2010, the Company’s income tax benefit, which includes both federal and state taxes, was $1.8 million compared to a $2.9 million benefit for the same period in 2009. The combined federal and state effective income tax rates for the three months ended March 31, 2010 were 36.9% compared to 5.0% for the same period in 2009. The change in the effective tax rate is primarily the result of the $45.4 million nondeductible goodwill impairment charge in 2009.

The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at March 31, 2010 is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources
Liquidity management
The objective of liquidity management is to ensure the Company has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet its commitments as they become due. Typical demands on liquidity are deposit run-off from demand deposits, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, fed funds lines with correspondent banks, the Federal Reserve and the FHLB, the ability to acquire brokered deposits and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

On June 17, 2009, the Company filed a Shelf Registration statement on Form S-3 for up to $35.0 million of certain types of our securities. The Registration became effective on July 1, 2009. In January 2010, the Company issued $15.0 million in stock through a private offering and separately registered these shares in March 2010. The proceeds of the offering were injected into Enterprise to improve the Bank’s capital position. Proceeds from any additional offerings would be used for capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital, to make acquisitions, for general corporate purposes, or for the redemption of all or part of the preferred stock held by the U.S. Treasury as a result the Company’s participation in the Capital Purchase Program.

As of March 31, 2010, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Management believes our current level of cash at the holding company of approximately $20.4 million will be sufficient to meet all projected cash needs in 2010.

Enterprise liquidity
During the first quarter of 2010, we maintained a strong liquidity position by targeting core funding and reducing our reliance on wholesale and volatile deposit sources. Noninterest-bearing demand deposits grew $11.2 million and interest bearing checking deposits grew $60.9 million, offset by decreases of $59.9 million in money market accounts and $50.6 million in time deposits, including CDARS balances. Brokered time deposit balances declined $24.2 million. Loan balances declined $32.9 million as loan clients continued using their cash to paydown outstanding loans. We also decreased our investment portfolio by $15.3 million and increased cash reserves by $34.6 million.

Enterprise has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2010, Enterprise could borrow an additional $91.6 million from the FHLB of Des Moines under blanket loan pledges and an additional $245.7 million from the Federal Reserve Bank under a pledged loan agreement. Enterprise has unsecured federal funds lines with three correspondent banks totaling $30.0 million.

Of the $267.2 million of the securities available for sale at March 31, 2010, $101.8 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining $163.9 million could be pledged or sold to enhance liquidity, if necessary.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of March 31, 2010, the Bank had $147.9 million of reciprocal CDARS deposits outstanding. In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At March 31, 2010, we had no outstanding “one-way buy” deposits.

Finally, because the Bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At March 31, 2010, we had $132.0 million of brokered certificates of deposit outstanding compared to $257.2 million outstanding at March 31, 2009, a decrease of $125.2 million and $156.2 million at December 31, 2009, a decrease of $24.2 million.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $394.0 million in unused loan commitments as of March 31, 2010. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliate to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of March 31, 2010 and December 31, 2009, that the Company and Enterprise met all capital adequacy requirements to which they are subject.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2010	2009
Tier 1 capital to risk weighted assets	11.78%	10.67%
Total capital to risk weighted assets	14.29%	13.32%
Leverage ratio (Tier 1 capital to average assets)	9.82%	8.96%
Tangible common equity to tangible assets	5.93%	5.44%
Tier 1 capital	$229,107	$215,099
Total risk-based capital	$277,830	$268,454

A reconciliation of shareholders’ equity to tangible common equity and total assets to tangible assets is provided in the table below. The Company believes the tangible common equity ratio is an important financial measure of capital strength even though it is considered to be a non-GAAP measure. The Company continues to exceed regulatory standards for “well-capitalized” institutions.

	At March 31,	At December 31,
(In thousands)	2010	2009
Shareholders' equity	$175,234	$163,912
Less: Preferred stock	(31,976)	(31,802)
Less: Goodwill	(1,974)	(1,974)
Less: Intangible assets	(1,531)	(1,643)
Tangible common equity	$139,753	$128,493

Total assets	$2,361,405	$2,365,655
Less: Goodwill	(1,974)	(1,974)
Less: Intangible assets	(1,531)	(1,643)
Tangible assets	$2,357,900	$2,362,038

Tangible common equity to tangible assets	5.93%	5.44%

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards
FASB ASC Topic 860, “Transfers and Servicing” On January 1, 2010, the Company adopted new authoritative guidance under ASC Topic 860 which requires additional information regarding transfers of financial assets and eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows or disclosures.

FASB ASU 2009-17, “Amendments to FASB Interpretation No. 46(R)” On January 1, 2010, the Company adopted new authoritative guidance under this ASU, which requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. The adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows or disclosures.

FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements” This ASU requires additional fair value disclosures including disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. In addition, the guidance also requires disclosures about gross purchases, sales, issuances and settlement activity in the Level 3 rollfoward. The Company has applied the disclosure requirements as of January 1, 2010, except for the detailed Level 3 rollforward disclosure, which will be effective for interim and annual periods beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

Interest rate simulations for March 31, 2010 demonstrate that a rising rate environment will initially have a negative impact on net interest income because the Enterprise prime rate is set higher than the market prime rate and will not increase with the cost of our deposits and other interest-bearing liabilities.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2010.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$88,909	$41,935	$39,345	$23,308	$1,647	$72,025	$267,169
Other investments	-	-	-	-		13,160	13,160
Interest-bearing deposits	125,822	-	-	-	-	-	125,822
Federal funds sold	2,199	-	-	-	-	-	2,199
Loans (1)	1,205,631	178,288	187,761	169,064	1,227	58,331	1,800,302
Loans held for sale	1,517	-	-	-	-	-	1,517
Total interest-earning assets	$1,424,078	$220,223	$227,106	$192,372	$2,874	$143,516	$2,210,169

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$843,510	$-	$-	$-	$-	$-	$843,510
Certificates of deposit	635,460	71,439	29,566	22,035	236	973	759,709
Subordinated debentures	42,374	14,433	-	28,274	-	-	85,081
Other borrowings	81,238	20,300	7,000	-	-	80,000	188,538
Total interest-bearing liabilities	$1,602,582	$106,172	$36,566	$50,309	$236	$80,973	$1,876,838

Interest-sensitivity GAP
GAP by period	$(178,504)	$114,051	$190,540	$142,063	$2,638	$62,543	$333,331
Cumulative GAP	$(178,504)	$(64,453)	$126,087	$268,150	$270,788	$333,331	$333,331
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.89	2.07	6.21	3.82	12.18	1.77	1.18
Cumulative GAP as of March 31, 2010	0.89	0.96	1.07	1.15	1.15	1.18	1.18

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 7, 2010.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer