Form 10-Q
period 2010-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2010-08-06
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2010.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of August 6, 2010, the Registrant had 14,853,912 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$13,711	$16,064
Federal funds sold	30	7,472
Interest-bearing deposits	66,347	83,430
Total cash and cash equivalents	80,088	106,966
Securities available for sale	259,961	282,461
Other investments, at cost	13,060	13,189
Loans held for sale	2,518	4,243
Portfolio loans	1,773,315	1,833,203
Less: Allowance for loan losses	45,258	42,995
Portfolio loans, net	1,728,057	1,790,208
Other real estate	26,024	25,224
Fixed assets, net	21,169	22,301
Accrued interest receivable	7,263	7,751
State tax credits, held for sale, including $32,622 and $32,485
carried at fair value, respectively	60,134	51,258
Goodwill	1,974	1,974
Intangibles, net	1,423	1,643
Assets of discontinued operations held for sale	-	4,000
Other assets	71,058	54,437
Total assets	$2,272,729	$2,365,655

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$293,619	$289,658
Interest-bearing transaction accounts	198,747	142,061
Money market accounts	676,627	690,552
Savings	10,488	8,822
Certificates of deposit:
$100k and over	334,541	443,067
Other	307,801	367,256
Total deposits	1,821,823	1,941,416
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	123,100	128,100
Other borrowings	56,681	39,338
Accrued interest payable	1,551	2,125
Other liabilities	7,621	5,683
Total liabilities	2,095,857	2,201,743

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	32,154	31,802
Common stock, $0.01 par value;
30,000,000 shares authorized; 14,929,912 and
12,958,820 shares issued, respectively	149	130
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	132,911	117,000
Retained earnings	10,725	15,790
Accumulated other comprehensive income	2,676	933
Total shareholders' equity	176,872	163,912

Total liabilities and shareholders' equity	$2,272,729	$2,365,655

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
		Restated		Restated
(In thousands, except per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$24,655	$29,049	$49,899	$57,670
Interest on debt securities:
Taxable	1,830	1,202	3,680	2,317
Nontaxable	39	5	50	13
Interest on federal funds sold	1	1	9	1
Interest on interest-bearing deposits	102	12	182	29
Dividends on equity securities	83	72	165	129
Total interest income	26,710	30,341	53,985	60,159
Interest expense:
Interest-bearing transaction accounts	236	171	455	342
Money market accounts	1,454	1,512	2,847	3,023
Savings	9	9	17	18
Certificates of deposit:
$100 and over	2,474	3,925	5,324	8,380
Other	1,534	2,019	3,319	3,710
Subordinated debentures	1,239	1,312	2,469	2,661
Federal Home Loan Bank advances	1,099	1,187	2,207	2,318
Notes payable and other borrowings	63	2,711	122	5,363
Total interest expense	8,108	12,846	16,760	25,815
Net interest income	18,602	17,495	37,225	34,344
Provision for loan losses	8,960	9,073	22,760	25,532
Net interest income after provision for loan losses	9,642	8,422	14,465	8,812
Noninterest income:
Wealth Management revenue	1,302	1,180	2,599	2,387
Service charges on deposit accounts	1,212	1,249	2,386	2,544
Other service charges and fee income	237	250	515	472
Sale of other real estate	302	(2)	290	57
State tax credit activity, net	851	109	1,369	63
Sale of investment securities	525	636	1,082	952
Miscellaneous income	612	326	856	104
Total noninterest income	5,041	3,748	9,097	6,579
Noninterest expense:
Employee compensation and benefits	7,035	6,334	13,633	12,608
Occupancy	1,097	1,197	2,270	2,294
Furniture and equipment	325	344	694	688
Data processing	554	505	1,132	1,026
FDIC insurance	1,019	1,877	2,066	2,625
Goodwill impairment charge	-	-	-	45,377
Loan legal and other real estate expense	1,669	1,187	2,941	2,421
Other	2,447	2,360	5,065	4,683
Total noninterest expense	14,146	13,804	27,801	71,722

Income (loss) from continuing operations before income tax benefit	537	(1,634)	(4,239)	(56,331)
Income tax benefit	(200)	(1,673)	(1,962)	(4,524)
Income (loss) from continuing operations	737	39	(2,277)	(51,807)

(Loss) income from discontinued operations before income tax (benefit) expense	-	(443)	-	35
Income tax (benefit) expense	-	(103)	-	15
(Loss) income from discontinued operations	-	(340)	-	20

Net income (loss)	$737	$(301)	$(2,277)	$(51,787)

Net income (loss) available to common shareholders	$122	$(903)	$(3,504)	$(52,988)

Basic earnings (loss) per common share:
From continuing operations	$0.01	$(0.04)	$(0.24)	$(4.13)
From discontinued operations	-	(0.03)	-	-
Total	$0.01	$(0.07)	$(0.24)	$(4.13)

Diluted earnings (loss) per common share:
From continuing operations	$0.01	$(0.04)	$(0.24)	$(4.13)
From discontinued operations	-	(0.03)	-	-
Total	$0.01	$(0.07)	$(0.24)	$(4.13)

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Unaudited)

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except share and per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2009	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net loss	-	-	-	-	(2,277)	-	(2,277)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	2,515	2,515
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(693)	(693)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(79)	(79)
Total comprehensive loss							(534)
Cash dividends paid on common shares, $0.1050 per share	-	-	-	-	(1,561)	-	(1,561)
Cash dividends paid on preferred stock	-	-	-	-	(875)	-	(875)
Preferred stock accretion of discount	352	-	-	-	(352)	-	-
Issuance under equity compensation plans, net, 39,482 shares	-	-	-	365	-	-	365
Issuance under private stock offering 1,931,610 shares		19	-	14,863	-		14,882
Share-based compensation	-	-	-	943	-	-	943
Excess tax expense related to equity compensation plans	-	-	-	(260)	-	-	(260)
Balance June 30, 2010	$32,154	$149	$(1,743)	$132,911	$10,725	$2,676	$176,872

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
		Restated		Restated
(in thousands)	2010	2009	2010	2009
Net income (loss)	$737	$(301)	$(2,277)	$(51,787)
Other comprehensive income:
Unrealized gain on investment securities
arising during the period, net of tax	1,937	34	2,515	491
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	(337)	(407)	(693)	(609)
Reclassification of cash flow hedge, net of tax	(39)	(39)	(79)	(79)
Total other comprehensive income (loss)	1,561	(412)	1,743	(197)
Total comprehensive income (loss)	$2,298	$(713)	$(534)	$(51,984)

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
		Restated
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(2,277)	$(51,787)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	1,548	1,735
Provision for loan losses	22,760	25,532
Deferred income taxes	(4,738)	(6,642)
Net amortization of debt securities	1,605	379
Amortization of intangible assets	220	549
Gain on sale of investment securities	(1,082)	(952)
Mortgage loans originated	(31,531)	(59,215)
Proceeds from mortgage loans sold	33,082	59,367
Gain on sale of other real estate	(290)	(57)
Gain on state tax credits, net	(1,369)	(63)
Excess tax expense on additional share-based compensation from acquisition of Clayco	-	364
Excess tax expense (benefit) of share-based compensation	260	(27)
Share-based compensation	1,144	1,141
Goodwill impairment charge	-	45,377
Changes in:
Accrued interest receivable and income tax receivable	4,528	2,238
Accrued interest payable and other liabilities	(1,608)	(1,215)
Prepaid FDIC insurance	1,505	-
Other, net	4,065	3,867
Net cash provided by operating activities	27,822	20,591

Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	4,000	-
Net decrease in loans	29,142	48,100
Proceeds from the sale/maturity/redemption/recoveries of:
Debt securities, available for sale	144,934	63,918
Other investments	1,640	-
State tax credits held for sale	4,513	2,420
Other real estate	8,033	9,701
Loans previously charged off	780	131
Payments for the purchase/origination of:
Available for sale debt securities	(120,110)	(123,138)
Other investments	(1,511)	(512)
Bank owned life insurance	(20,000)	-
State tax credits held for sale	(10,779)	(6,583)
Fixed assets	(276)	(334)
Net cash provided by (used in) investing activities	40,366	(6,297)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	3,961	(9,222)
Net decrease in interest-bearing deposit accounts	(123,555)	(24,299)
Net proceeds from Federal Home Loan Bank advances	(5,000)	18,178
Net proceeds from federal funds purchased	-	2,250
Net increase in other borrowings	17,342	7,064
Cash dividends paid on common stock	(1,561)	(1,348)
Cash dividends paid on preferred stock	(875)	(709)
Excess tax expense on additional share-based compensation from acquisition of Clayco	-	(364)
Excess tax (expense) benefit of share-based compensation	(260)	27
Preferred stock issuance cost	-	(130)
Issuance of common stock	14,882	-
Proceeds from the exercise of common stock options	-	247
Net cash used in financing activities	(95,066)	(8,306)
Net (decrease) increase in cash and cash equivalents	(26,878)	5,988
Cash and cash equivalents, beginning of period	106,966	42,647
Cash and cash equivalents, end of period	$80,088	$48,635
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,334	$20,948
Income taxes	1,313	310
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$17,051	$12,475
Sales of other real estate financed	7,513	-

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Unaudited Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise Financial Services Corp (the “Company” or “EFSC”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“Enterprise”).

The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

On January 20, 2010, the Company sold its interest in Millennium Brokerage Group, LLC (“Millennium”) for $4.0 million in cash. In connection with the sale, the Company recorded a $1.6 million pre-tax loss from the sale of Millennium in the fourth quarter of 2009. As a result of the sale, Millennium’s financial results are reported as discontinued operations for all periods presented.

On December 11, 2009, Enterprise entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Valley Capital Bank N.A. (“Valley Capital”), a full service community bank that was headquartered in Mesa, Arizona.

On July 9, 2010, Enterprise entered into a loan sale agreement with the FDIC to purchase the loans originated and other real estate acquired by the Arizona operations of Home National Bank (“Home National”), in Blackwell Oklahoma.

See Note 3 – Acquisitions and Divestitures and Note 11 – Subsequent Events for more information on the above transactions.

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company has corrected the error by restating the prior period consolidated financial statements. Accordingly, the consolidated statements of operations and comprehensive (loss) income for the period ended June 30, 2009 presented herein have been restated to correct the error. For further information, refer to Note 2 – Loan Participation Restatement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The effect of correcting these errors in the consolidated statement of operations for the three and six months ended June 30, 2009 is presented below.

	For the three months ended		For the six months ended
	June 30, 2009		June 30, 2009
(in thousands, except per share data)	As reported	As restated	As reported	As restated
Statement of Operations:
Total interest income	$27,758	$30,341	$55,084	$60,159
Total interest expense	10,260	12,846	20,735	25,815
Provision for loan losses	8,000	9,073	23,100	25,532
Income tax benefit	(1,390)	(1,776)	(3,633)	(4,509)
Net income (loss)	386	(301)	(50,231)	(51,787)
Net loss available to common shareholders	(216)	(903)	(51,432)	(52,988)

Earnings per share:
Basic loss per share	(0.02)	(0.07)	(4.01)	(4.13)
Diluted loss per share	(0.02)	(0.07)	(4.01)	(4.13)

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

	Three months ended June 30,		Six months ended June 30,
		Restated		Restated
(in thousands, except per share data)	2010	2009	2010	2009
Net income (loss) from continuing operations	$737	$39	$(2,277)	$(51,807)
Net (loss) income from discontinued operations	-	(340)	-	20
Net income (loss)	737	(301)	(2,277)	(51,787)
Preferred stock dividend	(436)	(438)	(875)	(875)
Accretion of preferred stock discount	(179)	(164)	(352)	(326)
Net income (loss) available to common shareholders	$122	$(903)	$(3,504)	$(52,988)

Weighted average common shares outstanding	14,853	12,833	14,637	12,831
Additional dilutive common stock equivalents	2	-	-	-
Diluted common shares outstanding	14,855	12,833	14,637	12,831

Basic earnings (loss) per common share:
From continuing operations	$0.01	$(0.04)	$(0.24)	$(4.13)
From discontinued operations	-	(0.03)	-	-
Total	$0.01	$(0.07)	$(0.24)	$(4.13)

Diluted earnings (loss) earnings per common share:
From continuing operations	$0.01	$(0.04)	$(0.24)	$(4.13)
From discontinued operations	-	(0.03)	-	-
Total	$0.01	$(0.07)	$(0.24)	$(4.13)

For the three months ended June 30, 2010 and 2009, there were 2.2 million and 2.5 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. For the six months ended June 30, 2010 and 2009, there were 2.3 million and 2.4 million of weighted average common stock equivalents excluded from the per share calculation because their effect was anti-dilutive. In addition, at June 30, 2010 and 2009, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the per common share calculation because their effect was also anti-dilutive.

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

Enterprise initially recorded the tangible assets and liabilities at their preliminary fair value of approximately $42.4 million, and $43.4 million, respectively. Subsequent to the initial fair value estimate, additional information was obtained on the credit quality of certain loans and the valuation of Other real estate as of the acquisition date which resulted in adjustments to the initial fair value estimates. The fair value of the assets assumed and liabilities acquired may be adjusted up to one year from the acquisition date.

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

At June 30, 2010, the estimate of the cash flows expected to be received on the credit-impaired loans acquired in the Valley Capital acquisition was $9.0 million. The estimated fair value of the credit-impaired loans was $7.7 million, net of an accretable yield of $1.3 million. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.

At June 30, 2010, the estimate of the cash flows expected to be received on non-credit-impaired loans acquired in the Valley Capital acquisition was $7.2 million. The estimated fair value of the non-credit-impaired loans was $5.5 million, net of an accretable yield of $1.7 million.

For the three months and six months ended June 30, 2010, $215,000 and $465,000 was accreted into interest income from the credit-impaired and non-credit-impaired loans and $127,000 and $257,000 was accreted into Other income from the indemnification asset. At June 30, 2010, the remaining accretable difference for the loans was approximately $2.6 million and $267,000 for the indemnification asset.

In the second quarter of 2010, Enterprise submitted a loss share claim of $4.8 million under the terms of the loss share agreement through March 31, 2010 to the FDIC and received $4.8 million from the FDIC.

NOTE 4––INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$23,748	$369	$-	$24,117
Obligations of U.S. Government sponsored enterprises	34,512	334	-	34,846
Obligations of states and political subdivisions	10,591	59	(425)	10,225
Residential mortgage-backed securities	187,052	3,809	(88)	190,773
	$255,903	$4,571	$(513)	$259,961

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$26,940	$249	$-	$27,189
Obligations of U.S. Government sponsored enterprises	75,880	115	(181)	75,814
Obligations of states and political subdivisions	3,868	10	(471)	3,408
Residential mortgage-backed securities	174,562	1,960	(471)	176,050
	$281,250	$2,334	$(1,123)	$282,461

At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than U.S. government agencies and sponsored enterprises, in an amount greater than 10% of shareholders’ equity. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $94.7 million and $66.4 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at June, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$35,600	$35,925
Due after one year through five years	18,384	18,639
Due after five years through ten years	6,155	6,122
Due after ten years	8,712	8,502
Mortgage-backed securities	187,052	190,773
	$255,903	$259,961

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	June 30, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of the state and political subdivisions	4,594	425	-	-	4,594	425
Residential mortgage-backed securities	19,638	88	-	-	19,638	88
	$24,232	$513	$-	$-	$24,232	$513

	December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored agencies	$29,557	$181	$-	$-	$29,557	$181
Obligations of the state and political subdivisions	2,830	471	-	-	2,830	471
Residential mortgage-backed securities	74,625	471	-	-	74,625	471
	$107,012	$1,123	$-	$-	$107,012	$1,123

The unrealized losses at both June 30, 2010 and December 31, 2009, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Gross gains realized	$525	$636	$1,082	$952
Gross losses realized	-	-	-	-
Net gains realized	$525	$636	$1,082	$952

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

At June 30, 2010 and December 31, 2009, the Company’s Banking segment had $2.0 million of Goodwill from the acquisition of Valley Capital.

The table below summarizes the changes to intangible asset balances. Core deposit intangibles are related to the Banking reporting unit.

Core Deposit
(in thousands)	Intangible
Balance at December 31, 2009	$1,643
Amortization expense	(220)
Balance at June 30, 2010	$1,423

The following table reflects the expected amortization schedule for the core deposit intangibles.

Core Deposit
Year	Intangible
2010	$199
2011	358
2012	296
2013	234
2014	172
After 2014	164
$1,423

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2010, there was $1.7 million of unadvanced commitments on impaired loans. Approximately $340,000 of the allowance for loan loss reserve was attributable to the unadvanced commitments on impaired loans.

The contractual amount of off-balance-sheet financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
(in thousands)	2010	2009
Commitments to extend credit	$401,131	$457,777
Standby letters of credit	33,265	32,263

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at June 30, 2010 and December 31, 2009, approximately $64.1 million and $84.3 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by each bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by Enterprise to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at June 30, 2010.

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients and as part of its risk management activities. These instruments include interest rate swaps, option contracts and foreign exchange forward contracts. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company enters into interest rate swap contracts on behalf of its clients and also utilizes such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts consist of caps and provide for the transfer or reduction of interest rate risk in exchange for a fee. Foreign exchange forward contracts are agreements between two parties to exchange a specified amount of one currency for another currency at a specified foreign exchange rate on a future date. The Company enters into foreign exchange forward contracts with their clients and enters into an offsetting foreign exchange contract with established financial institution counterparties.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At June 30, 2010, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains and losses, if any, on such derivative contracts. At June 30, 2010 and December 31, 2009, Enterprise had pledged cash of $830,000 and $1.5 million, respectively, as collateral in connection with interest rate swap agreements. At June 30, 2010, we had accepted, as collateral in connection with our interest rate swap agreements, pledged securities of $2.5 million.

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

  Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby Enterprise paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The interest rate swaps had notional values of $40.0 million each and Enterprise received fixed rates of 4.81% and 4.25%, respectively. The swaps were designed to hedge the cash flows associated with a portion of prime based loans. The derivatives had previously been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009, at which time the Company recognized a loss of $530,000 upon termination. The loss was included in Miscellaneous income in the consolidated statement of operations. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At June 30, 2010, the amount remaining in Accumulated other comprehensive income was $179,000. For the three months ended June 30, 2010 and 2009, $62,000 was amortized into Miscellaneous income. For the six months ended June 30, 2010 and 2009, $124,000 was amortized into Miscellaneous income. The Company expects to reclassify $132,000 of remaining derivative gains from Accumulated other comprehensive income to earnings over the next twelve months.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Non-designated hedging instruments
Interest rate cap contracts	$348,550	$84,050	$627	$1,117	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Recognized in Operations on		Recognized in Operations on
	Location of Gain or (Loss)	Derivative		Derivative
	Recognized in Operations on	Three months ended June 30,		Six months ended June 30,
(in thousands)	Derivative	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate cap contracts	State tax credit activity, net	$(676)	$736	$(1,241)	$652
Interest rate swap contracts	Miscellaneous income	$62	$62	$124	$(406)

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. During the first quarter of 2010, the Company entered into two new client-related interest rate swaps with notional values of $40.0 million each.

During the second quarter of 2010, the Company entered into several foreign exchange forward contracts with clients and entered into offsetting foreign exchange forward contracts with established financial institution counterparties. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Non-designated hedging instruments
Interest rate swap contracts	$109,653	$30,279	$986	$120	$986	$1,105
Foreign exchange forward contracts	$536	-	$536	-	$536	-

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Recognized in Operations on		Recognized in Operations on
	Location of Gain or (Loss)	Derivative		Derivative
	Recognized in Operations on	Three months ended June 30,		Six months ended June 30,
(in thousands)	Derivative	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(169)	$(113)	$(323)	$(290)

NOTE 8—COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no stock options or restricted stock units granted in the first six months of 2010. There were 17,500 stock-settled stock appreciation rights issued in the first six months of 2010. The share-based compensation expense was $492,000 and $1.1 million for the three and six months ended June 30, 2010, respectively. The share-based compensation expense was $491,000 and $1.1 million for the three and six months ended June 30, 2009, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At June 30, 2010, there was $6,000 and $1.6 million of total unrecognized compensation costs related to stock options and SSAR’s, respectively, which is expected to be recognized over weighted average periods of 0.50 and 2.1 years, respectively. Following is a summary of the employee stock option and SSAR activity for the first six months of 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	803,735	$16.77
Granted	17,500	11.00
Exercised	-	-
Forfeited	(14,693)	13.09
Outstanding at June 30, 2010	806,542	$16.71	5.1 years	$-
Exercisable at June 30, 2010	549,541	$15.29	3.7 years	$-
Vested and expected to vest at June 30, 2010	727,028	$16.23	5.1 years	$-

Restricted Stock Units (“RSU”)
At June 30, 2010, there was $1.3 million of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 1.8 years. A summary of the Company's restricted stock unit activity for the first six months of 2010 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	78,150	$23.05
Granted	-	-
Vested	-	-
Forfeited	(3,223)	25.36
Outstanding at June 30, 2010	74,927	$22.95

Stock Plan for Non-Management Directors
Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $15,000 and $158,000 of share-based compensation expense for the directors for the three and six months ended June 30, 2010, respectively. The Company recognized $8,000 and $105,000 of share-based compensation expense for the directors for the three and six months ended June 30, 2009, respectively. Pursuant to this plan, the Company issued 16,823 and 8,829 shares in the first six months of 2010 and 2009, respectively.

Employee Stock Issuance
Restricted stock was granted to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or in paid pro-rata installments. The stock is restricted for 2 years and upon issuance may be fully vested or vest over five years. For the three and six months ended June 30, 2010, the Company recognized $2,000 and $43,000 of share-based compensation related to these awards and issued 8,999 shares year to date.

In conjunction with the Company’s short-term incentive plan, in February 2010, the Company issued 13,660 restricted shares to certain key employees. The compensation expense related to these shares was expensed in 2009. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2010 annual meeting.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2010 or 2009. Following is a summary of the Moneta stock option activity for the first six months of 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	29,346	$14.10
Granted	-	-
Exercised	-	-
Forfeited	(3,241)	18.25
Outstanding at June 30, 2010	26,105	$13.58	1.7 years	$-
Exercisable at June 30, 2010	26,105	$13.58	1.7 years	$-

NOTE 9—FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Unobservable
	Identical Assets	Observable	Inputs	Total Fair
(in thousands)	(Level 1)	Inputs (Level 2)	(Level 3)	Value
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$24,117	$-	$24,117
Obligations of U.S. Government sponsored enterprises	-	34,846	-	34,846
Obligations of states and political subdivisions	-	7,207	3,018	10,225
Residential mortgage-backed securities	-	190,773	-	190,773
Total securities available for sale	$-	$256,943	$3,018	$259,961
Portfolio loans	-	16,820	-	16,820
State tax credits held for sale	-	-	32,622	32,622
Derivative financial instruments	-	2,149	-	2,149
Total assets	$-	$275,912	$35,640	$311,552

Liabilities
Derivative financial instruments	$-	$2,747	$-	$2,747
Total liabilities	$-	$2,747	$-	$2,747

  Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through June 30, 2010, Level 3 securities available for sale include three Auction Rate Securities.

  Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

  State tax credits held for sale. At June 30, 2010, of the $60.1 million of state tax credits held for sale on the consolidated balance sheet, approximately $32.6 million were carried at fair value. The remaining $27.5 million of state tax credits were accounted for at cost. The Company elected not to account for state tax credits purchased in the first six months of 2010 at fair value in order to limit the volatility of the fair value changes in the consolidated statements of operations.

The fair value of the state tax credits carried at fair value increased by $1.4 million in the first six months of 2010 compared to a $1.2 million decrease in the first six months of 2009. These fair value changes are included in State tax credit activity, net in the consolidated statements of operations.

The Company is not aware of an active market that exists for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of Missouri state residents who buy these credits and local and regional accounting firms who broker them. As such, the Company employed a discounted cash flow analysis (income approach) to determine the fair value.

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
  Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains counterparty quotations to value its interest rate swaps and caps and quoted prices to value its foreign exchange forward contracts. Derivatives with negative fair values are included in Other liabilities in the consolidated balance sheets. Derivatives with positive fair value are included in Other assets in the consolidated balance sheets.
The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2010.

	Securities
	available for
	sale, at fair	State tax credits
(in thousands)	value	held for sale
Balance at December 31, 2009	$2,830	$32,485
Total gains or (losses) (realized and unrealized):
Included in earnings	-	1,865
Included in other comprehensive income	88	-
Purchases, sales, issuances and settlements, net	100	(1,728)
Transfer in and/or out of Level 3	-	-
Balance at June 30, 2010	$3,018	$32,622

Change in unrealized gains or (losses) relating to
assets still held at the reporting date	$88	$1,437

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments measured at fair value on a non-recurring basis as of June 30, 2010.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total (losses) gains for the six
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	months ended June 30, 2010
Impaired loans	$12,823	$-	$-	$12,823	$(21,277)
Other real estate	5,259	-	-	5,259	(1,554)
Total	$18,082	$-	$-	$18,082	$(22,831)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$13,711	$13,711	$16,064	$16,064
Federal funds sold	30	30	7,472	7,472
Interest-bearing deposits	66,347	66,347	83,430	83,430
Securities available for sale	259,961	259,961	282,461	282,461
Other investments	13,060	13,060	13,189	13,189
Loans held for sale	2,518	2,518	4,243	4,243
Derivative financial instruments	2,149	2,149	1,237	1,237
Portfolio loans, net	1,728,057	1,733,554	1,790,208	1,794,576
State tax credits, held for sale	60,134	60,951	51,258	51,258
Accrued interest receivable	7,263	7,263	7,751	7,751

Balance sheet liabilities
Deposits	1,821,823	1,823,332	1,941,416	1,944,910
Subordinated debentures	85,081	44,751	85,081	43,060
Federal Home Loan Bank advances	123,100	134,941	128,100	138,688
Other borrowings	56,681	56,690	39,338	39,360
Derivative financial instruments	2,747	2,747	1,105	1,105
Accrued interest payable	1,551	1,551	2,125	2,125

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

The Corporate segment’s principal activities include the direct ownership of the Company’s banking subsidiary and the issuance of debt and equity. Its principal sources of liquidity are dividends from Enterprise and stock option exercises.

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At June 30, 2010
Loans, less unearned loan fees	$1,773,315	$-	$-	$1,773,315
Goodwill	1,974	-	-	1,974
Intangibles, net	1,423	-	-	1,423
Deposits	1,841,305	-	(19,482)	1,821,823
Borrowings	126,345	55,936	82,581	264,862
Total assets	2,190,620	60,961	21,148	2,272,729

	At December 31, 2009
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,833,203	$-	$-	$1,833,203
Goodwill	1,974	-	-	1,974
Intangibles, net	1,643	-	-	1,643
Deposits	1,960,942	-	(19,526)	1,941,416
Borrowings	121,442	48,496	82,581	252,519
Total assets	2,287,936	59,225	18,494	2,365,655

Income Statement Information	Three months ended June 30, 2010
Net interest income (expense)	$20,089	$(346)	$(1,141)	$18,602
Provision for loan losses	8,960	-	-	8,960
Noninterest income	2,875	2,153	13	5,041
Noninterest expense	11,535	1,684	927	14,146
Income (loss) from continuing operations before income tax expense (benefit)	2,469	123	(2,055)	537
Income tax expense (benefit)	915	45	(1,160)	(200)
Net income (loss) from continuing operations	$1,554	$78	$(895)	$737

	Three months ended June 30, 2009 (Restated)
Net interest income (expense)	$18,999	$(292)	$(1,212)	$17,495
Provision for loan losses	9,073	-	-	9,073
Noninterest income	2,445	1,287	16	3,748
Noninterest expense	10,975	1,733	1,096	13,804
Income (loss) from continuing operations before income tax benefit	1,396	(738)	(2,292)	(1,634)
Income tax benefit	(193)	(446)	(1,034)	(1,673)
Net income (loss) from continuing operations	1,589	(292)	(1,258)	39

Loss from discontinued operations before income tax expense	-	(443)	-	(443)
Income tax benefit	-	(103)	-	(103)
Net loss from discontinued operations	-	(340)	-	(340)

Total net income (loss)	$1,589	$(632)	$(1,258)	$(301)

Income Statement Information	Six months ended June 30, 2010
Net interest income (expense)	$40,141	$(644)	$(2,272)	$37,225
Provision for loan losses	22,760	-	-	22,760
Noninterest income	5,083	3,968	46	9,097
Noninterest expense	22,403	3,354	2,044	27,801
Income (loss) from continuing operations before income tax expense (benefit)	61	(30)	(4,270)	(4,239)
Income tax expense (benefit)	25	(11)	(1,976)	(1,962)
Net income (loss) from continuing operations	$36	$(19)	$(2,294)	$(2,277)

	Six months ended June 30, 2009 (Restated)
Net interest income (expense)	$37,346	$(543)	$(2,459)	$34,344
Provision for loan losses	25,532	-	-	25,532
Noninterest income	4,113	2,450	16	6,579
Noninterest expense	20,784	3,400	2,161	26,345
Goodwill impairment	45,377	-	-	45,377
Loss from continuing operations before income tax benefit	(50,234)	(1,493)	(4,604)	(56,331)
Income tax benefit	(1,885)	(647)	(1,992)	(4,524)
Net loss from continuing operations	(48,349)	(846)	(2,612)	(51,807)

Income from discontinued operations before income tax expense	-	35	-	35
Income tax expense	-	15	-	15
Net income from discontinued operations	-	20	-	20

Total net loss	$(48,349)	$(826)	$(2,612)	$(51,787)

NOTE 11—SUBSEQUENT EVENTS

On July 9, 2010, Enterprise acquired approximately $256.0 million in assets from the FDIC in connection with the failure of Home National, an Oklahoma bank with operations in Arizona. The Company acquired the loans originated and other real estate of the Home National Arizona operations at a discount of 12.5%, or $223.7 million. As part of the purchase transaction, Enterprise and the FDIC entered into a loss sharing agreement on the assets acquired. Enterprise did not assume any deposits or acquire any branches or other assets of Home National in the transaction.

The acquisition was initially funded with cash on hand and short-term advances from the Federal Reserve and Federal Home Loan Bank of Des Moines. The short-term advances are being replaced with $120 million of brokered time deposits at a weighted average rate of 1.29% and an average term of 2 years. An additional $100 million of short-term internet time deposits and money market deposits is expected to be obtained over the next 90 days.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effects of future plans or strategies is inherently uncertain. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel and technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors” on our most recently filed Form 10-K, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2010 compared to the financial condition as of December 31, 2009. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2010 compared to the same periods in 2009. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Summary
Net income from continuing operations for the quarter ended June 30, 2010 was $737,000 compared to $39,000 for the same period of 2009. After deducting dividends on preferred stock, the Company reported net income per fully diluted share from continuing operations of $0.01 compared to a net loss per fully diluted share from continuing operations of $0.04 for the second quarter of 2009. Results for the second quarter of 2010 include an increase in net interest income primarily from effectively managing the funding costs of interest-bearing deposits, and an increase in state tax brokerage activities, while provision for loan loss remained roughly equivalent to the same period of 2009.

The Company reported a net loss from continuing operations of $2.3 million for the six months ended June 30, 2010, compared to a $51.8 million net loss from the same period in 2009. After deducting dividends on preferred stock, the Company reported a net loss per fully diluted share from continuing operations of $0.24 compared to a net loss of $4.13 for the same period in 2009. The net loss reported for the six months ended June 30, 2009 was driven by $25.5 million in loan loss provision and a $45.4 million non-cash accounting charge to eliminate banking segment goodwill.

Our pre-tax, pre-provision operating earnings increased on a linked quarter and year-over-year basis. Pre-tax, pre-provision income from continuing operations was $9.7 million in the second quarter of 2010, 15% higher than the comparable figure in the second quarter of 2009 and 7% higher than in the linked first quarter of 2010. Pre-tax, pre-provision income from continuing operations, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, is presented because the Company believes adjusting its results to exclude discontinued operations, loan loss provision expense, impairment charges, special FDIC assessments and unusual gains or losses provides shareholders with a more comparable basis for evaluating period-to-period operating results. A schedule reconciling GAAP pre-tax income (loss) to pre-tax, pre-provision income from continuing operations is provided in the table below.

	For the Quarter Ended
					Restated
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
(In thousands)	2010	2010	2009	2009	2009
Pre-tax income (loss) from continuing operations	$537	$(4,776)	$8	$7,003	$(1,634)
Sales and fair value writedowns of other real estate	678	586	1,166	602	508
Sale of securities	(525)	(557)	(3)	-	(636)
Gain on extinguishment of debt	-	-	(2,062)	(5,326)	-
FDIC special assessment (included in Other noninterest expense)	-	-	-	(202)	1,100
Income (loss) before income tax	690	(4,747)	(891)	2,077	(662)
Provision for loan losses	8,960	13,800	8,400	6,480	9,073
Pre-tax, pre-provision income from continuing operations	$9,650	$9,053	$7,509	$8,557	$8,411

The Company significantly improved its deposit mix over the past year while nonperforming loans and provision for loan losses have decreased on a linked quarter basis. We are seeing improved net interest margins as we maintain loan yields and effectively manage down our cost of funds. Wealth management revenues have significantly increased year over year.

In January 2010, we completed a $15.0 million private offering of common equity. The Company continues to exceed regulatory standards for “well-capitalized” institutions. See Capital Resources for more information.

On July 9, 2010, Enterprise acquired approximately $256.0 million in assets from the FDIC in connection with the failure of Home National Bank, an Oklahoma bank with operations in Arizona. The Company acquired the loans originated and other real estate of the Home National Arizona operations at a discount of 12.5%, or $223.7 million. As part of the purchase transaction, Enterprise and the FDIC entered into a loss sharing agreement on the assets acquired. Enterprise did not assume any deposits or acquire any branches or other assets of Home National in the transaction. With this acquisition, our Arizona assets will be approximately $300 million.

Approximately $166 million of the acquired assets are performing loans with an average loan size of less than $1 million. The overall portfolio loan mix consists primarily of commercial real estate and construction and development loans, mostly located in the Phoenix area. Based on preliminary estimated cash flows, the Company expects the acquired portfolio of assets to yield 7 to 8% before funding costs, related expenses and taxes. This transaction will not materially change our regulatory capital ratios and management anticipates it will add approximately $0.15 to $0.20 to the Company’s 2010 earnings per share, subject to our underlying assumptions and final valuations of the assets. See Liquidity in this section for more information.

During the second quarter, the Company opened its second Arizona branch, located in Central Phoenix and closed its branch in Mesa, Arizona, which was acquired in an FDIC-assisted acquisition in December, 2009.

Below are additional highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 10 – Segment Reporting.

Banking Segment
  Loans – At June 30, 2010, portfolio loans were $1.77 billion, a decrease of $362.8 million, or 17%, from June 30, 2009, and $27.0 million, or 1%, from March 31, 2010. Portfolio loans decreased by $59.9 million, or 3%, from December 31, 2009. Excluding the effects of derecognizing $231.0 million in loan participations at June 30, 2009, loans decreased $132.0 million, or 6%, from June 30, 2009. The decrease from year end is primarily due to line paydowns, payoffs, amortization and chargeoffs partially offset by $185.0 million of advances and new loans. The Company anticipates very slight organic loan growth through the end of the year.

  Deposits – Total deposits were $1.82 billion at June 30, 2010, a decrease of $82.2 million or 4%, from March 31, 2010, as the Company continued lowering its funding costs by shedding $117.0 million in higher-cost time deposits that were not tied to client relationships. Total deposits decreased $62.6 million, or 4%, from June 30, 2009, and $119.6 million, or 6%, from December 31, 2009. Our deposit mix continues to improve. Noninterest-bearing demand deposits were $293.6 million at June 30, 2010, or 16% of total deposits compared to $238.1 million, or 14% of total deposits at June 30, 2009 and 15% of total deposits at December 31, 2009.

The increase in noninterest bearing demand deposits from June 30, 2009 was $55.5 million, or 23%, while the increase from December 2009 was $4.0 million, or 1%.

Brokered time deposits were $101.4 million at June 30, 2010, a decrease of $134.7 million, or 57%, from June 30, 2009 and $54.9 million, or 35%, from December 31, 2009. For the second quarter of 2010, brokered time deposits represented 6% of total deposits on average compared to 14% for the second quarter of 2009. Excluding brokered time deposits, “core” deposits grew $197.3 million, or 13%, from a year ago and declined $51.6 million, or 3%, during the quarter. Core deposits include time deposits sold to clients through the reciprocal CDARS program. As of June 30, 2010, Enterprise had $157.5 million of reciprocal CDARS deposits outstanding compared to $105.5 million at June 30, 2009 and $134.7 million December 31, 2009.

The Company’s goal is to drive core deposit growth through relationship selling while at the same time effectively managing the overall cost of funds.
  Asset quality – Nonperforming loans totaled $46.6 million at June 30, 2010, a decrease of $9.2 million from the prior quarter and a decrease of $8.1 million from the prior year period. Nonperforming loans increased $8.0 million from year end 2009. The linked quarter decrease in nonperforming loans is primarily a result of loans collateralized by real estate being placed into foreclosure.
Provision for loan losses was $9.0 million in the second quarter of 2010 compared to $13.8 million in the first quarter of 2010 and $9.1 million second quarter of 2009. The linked quarter decrease in loan loss provision was due to fewer loan risk rating downgrades during the quarter.

We continue to remain cautious in this uncertain economy recording provision expense in excess of chargeoffs for the quarter and increasing reserves to 97% of non-performing loans. We do not foresee a rapid turnaround in the credit environment, particularly in light of the continued weak real estate markets. Our commercial and industrial and owner-occupied commercial real estate segments, which represent half of our loan portfolio, continue to perform well. The Company continues to monitor loan portfolio risk closely. See Provision for Loan Losses and Nonperforming Assets below for more information.
  Interest rate margin – The net interest rate margin was 3.46% for the three month period ended June 30, 2010 compared to 3.10% for the three month period ended June 30, 2009. We have been effectively managing down our cost of interest-bearing deposits, reducing the average cost from 2.03% for the second quarter of 2009 to 1.44% for the second quarter of 2010. The net interest rate margin was flat compared to the first quarter of 2010.
For the six month period ended June 30, 2010, the net interest margin was 3.46% compared to 3.06% for the six month period ended June 30, 2009. Approximately 0.33% of the increase over the prior year was due to the derecognition of the loan participations. For further information, refer to Loan Participations in Note 1 – Summary of Significant Accounting Policies. During the first six months of 2010, the net interest rate margin improved as a result of reduced rates on maturing time deposits and money market account balances.

Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $2.2 million in the second quarter of 2010, an increase of $866,000, or 67%, from the same quarter of 2009. See Noninterest Income in this section for more information.

Net Interest Income
During the second quarter of 2010, the net interest rate margin was flat with the previous quarter. We continued to improve our deposit mix by increasing noninterest bearing demand deposits and lower rate interest-bearing and money market balances, while reducing higher rate time deposits and brokered deposits. The Enterprise prime rate remained at 4.00% and we continued to focus on improving loan pricing and spreads. The Company expects improvement in the net interest rate margin through a better earning asset mix, core deposit mix, and favorable repricing on maturing time deposits.

Three months ended June 30, 2010 and 2009
Net interest income (on a tax-equivalent basis) was $18.9 million for the three months ended June 30, 2010 compared to $18.0 million for the same period of 2009, an increase of $904,000, or 5%. Total interest income decreased $3.8 million offset by a decrease in total interest expense of $4.7 million.

Average interest-earning assets decreased $135.9 million, or 6%, to $2.2 billion for the quarter ended June 30, 2010 compared to $2.3 billion for the quarter ended June 30, 2009. Loans decreased $393.7 million, or 18%, to $1.8 billion, including the derecognition of $227.8 million of loan participations in the second quarter of 2009. Investment securities increased $257.8 million, or 170%, to $409.5 million from the second quarter of 2009 as increased core deposits were deployed to offset weak loan demand. Short-term investments, including cash balances at the Federal Reserve, increased $121.9 million to $131.8 million compared to $9.9 million in the same period of 2009. Interest income on loans increased $1.1 million due to higher rates, but was offset by a decrease of $5.7 million due to lower volumes, for a net decrease of $4.6 million versus the second quarter of 2009.

For the quarter ended June 30, 2010, average interest-bearing liabilities decreased $180.0 million, or 9%, to $1.9 billion compared to $2.0 billion for the quarter ended June 30, 2009. The decline in interest-bearing liabilities resulted from a $232.7 million decrease in borrowings related to the derecognition of loan participations, a $51.8 million decrease in federal funds purchased, and a $127.6 million decrease in brokered certificates of deposit, offset by a $210.2 million increase in interest-bearing core deposits and a $21.9 million increase in other borrowings. For the second quarter of 2010, interest expense on interest-bearing liabilities decreased $1.9 million due to decreases in volume, while the impact of declining rates decreased interest expense on interest-bearing liabilities by $2.8 million versus second quarter of 2009, for a net decrease of $4.7 million.

The tax-equivalent net interest rate margin was 3.46% for the second quarter of 2010 compared to 3.10% for the same period of 2009. The increase in the margin was due to the derecognition of loan participations, improved deposit mix and lower rates on paying liabilities, offset by a reduction in yields on earning assets and a shift in earning asset mix from loans to investment securities and other short term investments. The net interest rate margin for the second quarter was flat with the first quarter of 2010.

Six months ended June 30, 2010 and 2009
Net interest income (on a tax-equivalent basis) was $37.7 million for the six months ended June 30, 2010 compared to $35.3 million for the same period of 2009, an increase of $2.4 million, or 7%. Total interest income decreased $6.7 million offset by a decrease in total interest expense of $9.1 million.

Average interest-earning assets decreased $130.9 million, or 6%, to $2.2 billion for the six months ended June 30, 2010 compared to $2.3 billion for the same period in 2009. Loans decreased $391.4 million, or 18%, to $1.8 billion, including the derecognition of $227.8 million of loan participations in the second quarter of 2009. Investment securities increased $260.6 million, or 191%, to $397.2 million from the six months end June 30, 2010 compared to the same period in 2009 as increased core deposits were deployed to offset weak loan demand. Short-term investments, including cash balances at the Federal Reserve, increased $103.4 million to $115.0 million compared to $11.6 million in the same period of 2009. Interest income on loans increased $3.0 million due to higher rates, but was offset by a decrease of $11.3 million due to lower volumes, for a net decrease of $8.3 million versus the first six months of 2009.

For the six months ended June 30, 2010, average interest-bearing liabilities decreased $176.4 million, or 9%, to $1.9 billion compared to $2.0 billion for the same period in 2009. The decline in interest-bearing liabilities resulted from a $231.7 million decrease in borrowings related to the derecognition of loan participations, a $75.4 million decrease in federal funds purchased, and a $143.6 million decrease in brokered certificates of deposit, offset by a $251.0 million increase in interest-bearing core deposits and a $23.3 million increase in other borrowings. For the first half of 2010, interest expense on interest-bearing liabilities decreased $3.5 million due to decreases in volume, while the impact of declining rates decreased interest expense on interest-bearing liabilities by $5.5 million versus first half of 2009, for a net decrease of $9.0 million.

The tax-equivalent net interest rate margin was 3.46% for six months ended June 30, 2010 compared to 3.06% for the same period of 2009. The increase in the margin was due to the derecognition of loan participations, lower interest rates paid on core deposits, improved deposit mix and higher yields on loans, offset by lower yields on investments and a less favorable earning asset mix. Higher average levels of nonperforming loans reduced the net interest rate margin by approximately 0.15% in the first six months of 2010 compared to a reduction of 0.11% in the prior year period.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
				Restated
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,750,289	$24,222	5.55%	$2,114,254	$28,235	5.36%
Tax-exempt loans (2)	27,630	677	9.83	57,359	1,280	8.95
Total loans	1,777,919	24,899	5.62	2,171,613	29,515	5.45
Taxable investments in debt and equity securities	272,749	1,913	2.81	141,224	1,274	3.62
Non-taxable investments in debt and equity
securities (2)	5,025	62	4.95	569	9	6.34
Short-term investments	131,761	103	0.31	9,928	13	0.53
Total securities and short-term investments	409,535	2,078	2.04	151,721	1,296	3.43
Total interest-earning assets	2,187,454	26,977	4.95	2,323,334	30,811	5.32
Noninterest-earning assets:
Cash and due from banks	14,035			36,163
Other assets	186,369			132,932
Allowance for loan losses	(45,335)			(44,455)
Total assets	$2,342,523			$2,447,974

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$196,575	$236	0.48%	$124,250	$171	0.55%
Money market accounts	661,477	1,454	0.88	610,891	1,512	0.99
Savings	10,006	9	0.36	9,343	9	0.39
Certificates of deposit	720,443	4,008	2.23	761,456	5,944	3.13
Total interest-bearing deposits	1,588,501	5,707	1.44	1,505,940	7,636	2.03
Subordinated debentures	85,081	1,239	5.84	85,081	1,312	6.19
Borrowed funds	182,678	1,162	2.55	445,194	3,898	3.51
Total interest-bearing liabilities	1,856,260	8,108	1.75	2,036,215	12,846	2.53
Noninterest bearing liabilities:
Demand deposits	301,446			242,697
Other liabilities	8,032			7,636
Total liabilities	2,165,738			2,286,548
Shareholders' equity	176,785			161,426
Total liabilities & shareholders' equity	$2,342,523			$2,447,974
Net interest income		$18,869			$17,965
Net interest spread			3.20%			2.79%
Net interst rate margin (3)			3.46			3.10

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $321,000 and $380,000 for the quarters ended June 30, 2010 and 2009, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $266,000 and $470,000 for the quarters ended June 30, 2010 and 2009, respectively.
(3)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
				Restated
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,771,937	$49,061	5.58%	$2,131,474	$55,941	5.29%
Tax-exempt loans (2)	28,220	1,309	9.35	60,139	2,718	9.11
Total loans	1,800,157	50,370	5.64	2,191,613	58,659	5.40
Taxable investments in debt and equity securities	279,103	3,845	2.78	124,429	2,445	3.96
Non-taxable investments in debt and equity
securities (2)	3,110	78	5.06	651	20	6.20
Short-term investments	114,993	191	0.33	11,570	30	0.52
Total securities and short-term investments	397,206	4,114	2.09	136,650	2,495	3.68
Total interest-earning assets	2,197,363	54,484	5.00	2,328,263	61,154	5.30
Noninterest-earning assets:
Cash and due from banks	12,667			35,014
Other assets	174,666			152,158
Allowance for loan losses	(45,025)			(40,538)
Total assets	$2,339,671			$2,474,897

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$190,941	$455	0.48%	$121,505	342	0.57%
Money market accounts	654,615	2,847	0.88	626,709	3,023	0.97
Savings	9,691	17	0.35	9,222	18	0.39
Certificates of deposit	750,028	8,643	2.32	740,417	12,090	3.29
Total interest-bearing deposits	1,605,275	11,962	1.50	1,497,853	15,473	2.08
Subordinated debentures	85,081	2,469	5.85	85,081	2,661	6.31
Borrowed funds	177,880	2,329	2.64	461,713	7,681	3.35
Total interest-bearing liabilities	1,868,236	16,760	1.81	2,044,647	25,815	2.55
Noninterest-bearing liabilities:
Demand deposits	287,650			234,700
Other liabilities	7,777			7,792
Total liabilities	2,163,663			2,287,139
Shareholders' equity	176,008			187,758
Total liabilities & shareholders' equity	$2,339,671			$2,474,897
Net interest income		$37,724			$35,339
Net interest spread			3.19%			2.75%
Net interest rate margin (3)			3.46			3.06

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $945,000 and $797,000 for the six months ended June 30, 2010 and 2009, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $499,000 and $995,000 for the six months ended June 30, 2010 and 2009, respectively.
(3)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2010 compared to 2009 (Restated)
	3 month			6 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$(5,006)	$993	$(4,013)	$(9,827)	$2,947	$(6,880)
Nontaxable loans (3)	(718)	115	(603)	(1,479)	70	(1,409)
Taxable investments in debt
and equity securities	973	(334)	639	2,307	(907)	1,400
Nontaxable investments in debt
and equity securities (3)	55	(2)	53	63	(5)	58
Short-term investments	97	(7)	90	176	(15)	161
Total interest-earning assets	$(4,599)	$765	$(3,834)	$(8,760)	$2,090	$(6,670)

Interest paid on:
Interest-bearing transaction accounts	$89	$(24)	$65	$171	$(58)	$113
Money market accounts	119	(177)	(58)	131	(307)	(176)
Savings	1	(1)	-	1	(2)	(1)
Certificates of deposit	(305)	(1,631)	(1,936)	155	(3,602)	(3,447)
Subordinated debentures	-	(73)	(73)	-	(192)	(192)
Borrowed funds	(1,869)	(867)	(2,736)	(3,975)	(1,377)	(5,352)
Total interest-bearing liabilities	(1,965)	(2,773)	(4,738)	(3,517)	(5,538)	(9,055)
Net interest income	$(2,634)	$3,538	$904	$(5,243)	$7,628	$2,385

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses and Nonperforming Assets
The provision for loan losses in the second quarter of 2010 was $9.0 million compared to $13.8 million in the first quarter of 2010 and $9.1 million in the second quarter of 2009. The lower loan loss provision in the second quarter of 2010 compared to the first quarter of 2010 was due to fewer loan risk rating downgrades. The allowance for loan losses as a percentage of total loans was 2.55% at June 30, 2010 compared to 2.35% at December 31, 2009 and 2.10% at June 30, 2009. Management believes that the allowance for loan losses is adequate at June 30, 2010.

For the second quarter of 2010, the Company recorded net chargeoffs of $7.8 million, or 1.76%, of average portfolio loans on an annualized basis, compared to $12.7 million, or 2.83%, for the first quarter of 2010 and $6.6 million, or 1.22%, for the second quarter of 2009. Approximately 37% of the chargeoffs in the second quarter of 2010 were related to investor-owned commercial real estate loans, 20% were related to commercial and industrial loans, 23% were related to construction real estate loans. In spite of the second quarter 2010 chargeoffs in the commercial & industrial segment, the second quarter loss rate of this portfolio was relatively low at 30 basis points. For the six month period ended June 30, 2010, the Company recorded net chargeoffs of $20.5 million. Approximately 47% of the chargeoffs for the first six months of 2010 were related to investor-owned commercial real estate loans, and 31% were related to construction real estate loans.

At June 30, 2010, nonperforming loans were $46.6 million, or 2.63%, of total loans. This compares to $38.5 million, or 2.10%, at December 31, 2009 and $54.7 million, or 2.56%, at June 30, 2009. The nonperforming loans are comprised of approximately 38 relationships with the largest being a $4.2 million loan secured by a retail development in St. Louis. Five relationships comprise 42% of the nonperforming loans. Approximately 61% of the nonperforming loans are located in the St. Louis region. At June 30, 2010, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Construction, Real Estate/Land Acquisition and Development	$18,897	$20,119	$21,682
Commercial Real Estate	18,481	26,485	9,384
Residential Real Estate	2,509	6,401	4,130
Commercial & Industrial	6,663	2,695	3,254
Consumer & Other	-	85	90
Total	$46,550	$55,785	$38,540

The following table summarizes the changes in nonperforming loans by quarter.

	2010
(in thousands)	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$55,785	$38,540	$38,540
Additions to nonaccrual loans	15,440	39,663	55,103
Additions to restructured loans	454	611	1,065
Chargeoffs	(8,314)	(12,963)	(21,277)
Other principal reductions	(4,580)	(2,739)	(7,319)
Moved to Other real estate	(11,350)	(5,564)	(16,914)
Moved to Other bank owned assets	-	(955)	(955)
Moved to performing	-	(1,693)	(1,693)
Loans past due 90 days or more and still accruing interest	(885)	885	-
Nonperforming loans end of period	$46,550	$55,785	$46,550

Other real estate
Other real estate was $26.0 million at June 30, 2010 compared to $25.2 million at December 31, 2009 and $16.1 million at June 30, 2009. Included in the Other real estate is $2.4 million related to Valley Capital. The following table summarizes the changes in Other real estate since December 31, 2009.

	2010
(in thousands)	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$21,087	$25,224	$25,224
Additions and expenses capitalized
to prepare property for sale	11,350	5,564	16,914
Addition of Valley Capital ORE	-	113	113
Writedowns in fair value	(1,364)	(574)	(1,938)
Sales	(5,049)	(9,240)	(14,289)
Other real estate end of period	$26,024	$21,087	$26,024

At June 30, 2010, Other real estate was comprised of 27% residential lots, 35% completed homes, and 38% commercial real estate. Of the total Other real estate, 47%, or 35 properties, are located in the Kansas City region, 44%, or 17 properties, are located in the St. Louis region and 9%, or 8 properties, are located in the Arizona region related to Valley Capital.

Second quarter additions include a $3.9 million commercial real estate property and a $2.3 million residential property with 34 condominium units.

Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Writedowns in fair value of Other real estate is recorded in Loan legal and other real estate expense which is reported as part of noninterest expense.

At June 30, 2010, nonperforming assets also included $850,000 of non-real estate repossessed assets.

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

	Three months ended June 30,		Six months ended June 30,
		Restated		Restated
(in thousands)	2010	2009	2010	2009
Allowance at beginning of period	$44,079	$42,286	$42,995	$33,808
Loans charged off:
Commercial and industrial	1,666	278	2,196	2,466
Real estate:
Commercial	2,838	2,218	10,123	5,436
Construction	2,240	3,011	6,941	4,794
Residential	1,388	1,104	1,743	1,965
Consumer and other	182	24	274	42
Total loans charged off	8,314	6,635	21,277	14,703
Recoveries of loans previously charged off:
Commercial and industrial	20	1	62	5
Real estate:
Commercial	-	23	167	66
Construction	274	2	276	3
Residential	169	9	205	46
Consumer and other	70	9	70	11
Total recoveries of loans	533	44	780	131
Net loan chargeoffs	7,781	6,591	20,497	14,572
Provision for loan losses	8,960	9,073	22,760	25,532

Allowance at end of period	$45,258	$44,768	$45,258	$44,768

Average loans	$1,777,919	$2,171,613	$1,800,157	$2,191,613
Total portfolio loans	1,773,315	2,136,125	1,773,315	2,136,125
Nonperforming loans	46,550	54,699	46,550	54,699

Net chargeoffs to average loans (annualized)	1.76%	1.22%	2.30%	1.34
Allowance for loan losses to loans	2.55	2.10	2.55	2.10

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	June 30,	December 31
(in thousands)	2010	2009
Non-accrual loans	$44,386	$37,441
Loans past due 90 days or more
and still accruing interest	-	-
Restructured loans	2,164	1,099
Total nonperforming loans	46,550	38,540
Foreclosed property	26,024	25,224
Other bank owned assets	850	-
Total nonperforming assets	$73,424	$63,764

Total assets	$2,272,729	$2,365,655
Total portfolio loans	1,773,315	1,833,203
Total loans plus foreclosed property	1,800,189	1,858,427

Nonperforming loans to total loans	2.63%	2.10%
Nonperforming assets to total loans plus
foreclosed property	4.08	3.43
Nonperforming assets to total assets	3.23	2.70

Allowance for loan losses to nonperforming loans	97.00%	112.00%

Noninterest Income
Noninterest income increased $1.3 million, or 34%, from the second quarter of 2009 compared to the second quarter of 2010. The increase is primarily due to gains from the state tax credit activities.

For the six months ended June 30, 2010, noninterest income increased $2.5 million, or 38%, from the same period in 2009. The six month period ended June 30, 2009 includes a pre-tax loss of $530,000 realized from the termination of two interest rate swaps. Excluding this loss, the increase from the prior period is primarily due to gains from the state tax credit activities.
  Wealth Management revenue – For the three months ended June 30, 2010, Wealth Management revenue from the Trust division increased $122,000, or 10%, compared to the same period in 2009. Trust revenues increased $212,000, or 9%, on a year-to-date basis from the same period in 2009. Assets under administration increased to $1.2 billion at June 30, 2010, an 11% increase from June 30, 2009 primarily due to market value increases.

  Service charges on deposit accounts – Decreases in Service charges on deposit accounts were primarily due to reduced overdraft and service charges on business checking accounts.

  Sale of other real estate – For the quarter ended June 30, 2010, we sold $5.0 million of Other real estate for a gain of $302,000. Year-to-date through June 30, 2010, we sold $14.3 million of Other real estate for a net gain of $290,000. For the year-to-date period in 2009, we sold $9.6 million of Other real estate for a net gain of $57,000.

  State tax credit brokerage activities – For the quarter ended June 30, 2010, we recorded a gain of $851,000 compared to a gain of $109,000 in the second quarter of 2009. For the six months ended June 30, 2010, we recorded a gain of $1.4 million on state tax credit activity compared to a gain of $63,000 in the first half of 2009. For the six months ended June 30, 2010, gains of $1.2 million from the sale of state tax credits to clients and a positive fair value adjustment of $1.4 million were partially offset by a $1.2 million negative fair value adjustment on the interest rate caps used to economically hedge the tax credits. See Note 7 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more detailed information on the fair value treatment of the state tax credits, see Note 9 – Fair Value Measurements.

  Sale of investment securities – During the first six months of 2010, the Company elected to reposition a portion of the investment portfolio and we sold approximately $95.1 million of securities realizing a $1.1 million gain on these sales. We reinvested the proceeds in U.S. Government sponsored enterprises and Residential mortgage-backed securities.

  Miscellaneous income – The year over year increase includes $237,000 from Bank Owned Life Insurance cash value and $257,000 related to the accretion of the indemnification asset as part of the Valley Capital acquisition. In the first six months of 2009, Miscellaneous income included a $530,000 loss realized from the termination of two interest rate swaps.

Noninterest Expense
Noninterest expenses were $14.1 million in the second quarter of 2010, an increase of $342,000, or 2%, from the second quarter of 2009. For the six months ended June 30, 2010, noninterest expense decreased $43.9 million, or 61%, from prior year. The decrease is due to a $45.4 million goodwill impairment charge related to the banking segment. Excluding the goodwill impairment charge, noninterest expenses increased $1.5 million, or 6%, compared to the first six months of 2009. The increase resulted from an increase in salaries and benefits and loan, legal and other real estate expense, offset by a decrease in FDIC insurance expense.

For the three and six months ended June 30, 2010, salaries and benefits increased primarily due to the recruitment of several prominent St. Louis bankers and the accrual of higher variable compensation expense.

For the three and six months ended June 30, 2010, increases in loan legal and other real estate were largely due to fair value adjustments on other real estate.

The decrease in FDIC Insurance was primarily due to the FDIC special assessment that occurred during the second quarter of 2009.

The Company’s efficiency ratio in the second quarter of 2010 was 60% compared to 65% in the second quarter of 2009. Excluding the goodwill impairment charge in 2009, the year-to-date efficiency ratio was 60% and 67%, in 2010 and 2009, respectively.

Income Taxes
In the first quarter of 2010, the Company concluded that minor changes in the Company’s estimated 2010 pre-tax results and changes in projected permanent items produced significant variability in the estimated annual effective tax rate. Accordingly, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the effective tax rate. The effective tax rate for 2010 could differ significantly from the effective tax rate for the first six months of 2010.

For the three months ended June 30, 2010, the Company’s income tax benefit, which includes both federal and state taxes, was $200,000 compared to a $1.7 million benefit for the same period in 2009. The combined federal and state effective income tax rates for the three and six months ended June 30, 2010 were 37.2% and 46.3%, respectively, compared to 102.4% and 8.0% for the same periods in 2009. The change in the effective tax rate is primarily the result of the $45.4 million nondeductible goodwill impairment charge in 2009.

The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at June 30, 2010 is more likely-than-not to be realized, and accordingly, no valuation allowance has been recorded.

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

On June 17, 2009, the Company filed a Shelf Registration statement on Form S-3 for up to $35.0 million of certain types of our securities. The Registration became effective on July 1, 2009. In January 2010, the Company issued $15.0 million in stock through a private offering and separately registered those shares in March 2010. The proceeds of the offering were injected into Enterprise to improve the Bank’s capital position. Proceeds from any additional offerings would be used for capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital, to make acquisitions, for general corporate purposes, or for the redemption of all or part of the preferred stock held by the U.S. Treasury as a result the Company’s participation in the Capital Purchase Program.

As of June 30, 2010, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Management believes our current level of cash at the holding company of approximately $19.5 million will be sufficient to meet all projected cash needs in 2010.

Enterprise liquidity
During the second quarter of 2010, we maintained a strong liquidity position and reduced our reliance on wholesale and volatile deposit sources. Money market and savings balances increased $46.6 million, offset by decreases of $8.2 million in noninterest bearing demand deposits, $4.3 million in interest-bearing checking deposits and $86.7 million in time deposits. The decline in time deposits included the loss of approximately $67 million of high rate accounts generated through a targeted campaign in 2009. Brokered time deposit balances declined $30.6 million. Loan balances declined $26.0 million and cash reserves declined $61.6 million. We also decreased our investment portfolio by $7.3 million.

Enterprise has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2010, Enterprise could borrow an additional $89.8 million from the FHLB of Des Moines under blanket loan pledges and an additional $237.1 million from the Federal Reserve Bank under a pledged loan agreement. Enterprise has unsecured federal funds lines with three correspondent banks totaling $30.0 million.

On July 9, 2010 Enterprise entered into an agreement with the FDIC to purchase approximately $256 million of loans originated and other real estate acquired from an Oklahoma bank with operations in Arizona. The acquisition was initially funded with cash on hand and short-term advances from the Federal Reserve and FHLB. The short-term advances are being replaced with $120 million of brokered time deposits at a weighted average rate of 1.29% and a weighted average term of 2 years. An additional $100 million of short-term internet time deposits and money market balances is expected to be obtained over the next 90 days. In total, management expects the long-term funding for this acquisition will have a weighted average rate of approximately 1.25% and a weighted average term of approximately 18 months.

Of the $260.0 million of the securities available for sale at June 30, 2010, $94.7 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining $165.3 million could be pledged or sold to enhance liquidity, if necessary.

In July 2008, Enterprise joined the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of June 30, 2010, the Bank had $157.5 million of reciprocal CDARS deposits outstanding. In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At June 30, 2010, we had no outstanding “one-way buy” deposits.

Because the Bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At June 30, 2010, we had $101.4 million of brokered certificates of deposit outstanding compared to $236.0 million outstanding at June 30, 2009, a decrease of $134.6 million and $156.2 million at December 31, 2009, a decrease of $54.8 million.

Over the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company has $401.1 million in unused loan commitments as of June 30, 2010. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliate to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of June 30, 2010 and December 31, 2009, that the Company and Enterprise met all capital adequacy requirements to which they are subject.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2010	2009
Tier 1 capital to risk weighted assets	11.93%	10.67%
Total capital to risk weighted assets	14.41%	13.32%
Leverage ratio (Tier 1 capital to average assets)	9.84%	8.96%
Tangible common equity to tangible assets	6.23%	5.44%
Tier 1 capital	$229,837	$215,099
Total risk-based capital	$277,812	$268,454

A reconciliation of shareholders’ equity to tangible common equity and total assets to tangible assets is provided in the table below. The Company believes the tangible common equity ratio is an important financial measure of capital strength even though it is considered to be a non-GAAP measure. The Company continues to exceed regulatory standards for “well-capitalized” institutions.

	At June 30,	At December 31,
(In thousands)	2010	2009
Shareholders' equity	$176,872	$163,912
Less: Preferred stock	(32,154)	(31,802)
Less: Goodwill	(1,974)	(1,974)
Less: Intangible assets	(1,423)	(1,643)
Tangible common equity	$141,321	$128,493

Total assets	$2,272,729	$2,365,655
Less: Goodwill	(1,974)	(1,974)
Less: Intangible assets	(1,423)	(1,643)
Tangible assets	$2,269,332	$2,362,038

Tangible common equity to tangible assets	6.23%	5.44%

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

Interest rate simulations for June 30, 2010 demonstrate that a rising rate environment will initially have a negative impact on net interest income because the Enterprise prime rate is set higher than the market prime rate and will not increase with the cost of our deposits and other interest-bearing liabilities.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2010.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$89,101	$34,976	$37,400	$21,440	$1,464	$75,580	$259,961
Other investments	-	-	-	-		13,060	13,060
Interest-bearing deposits	66,347	-	-	-	-	-	66,347
Federal funds sold	30	-	-	-	-	-	30
Loans (1)	1,146,923	185,335	262,025	102,801	776	75,455	1,773,315
Loans held for sale	2,518	-	-	-	-	-	2,518
Total interest-earning assets	$1,304,919	$220,311	$299,425	$124,241	$2,240	$164,095	$2,115,231

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$885,862	$-	$-	$-	$-	$-	$885,862
Certificates of deposit	523,119	68,986	27,130	20,268	-	2,839	642,342
Subordinated debentures	42,374	14,433	28,274	-	-	-	85,081
Other borrowings	77,781	22,000	-	-	-	80,000	179,781
Total interest-bearing liabilities	$1,529,136	$105,419	$55,404	$20,268	$-	$82,839	$1,793,066

Interest-sensitivity GAP
GAP by period	$(224,217)	$114,892	$244,021	$103,973	$2,240	$81,256	$322,165
Cumulative GAP	$(224,217)	$(109,325)	$134,696	$238,669	$240,909	$322,165	$322,165
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.85	2.09	5.40	6.13	-	1.98	1.18
Cumulative GAP as of June 30, 2010	0.85	0.93	1.08	1.14	1.14	1.18	1.18

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1A: RISK FACTORS

Other than the additional risk factor mentioned below, there are no material changes from the risk factors set forth under Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Parent’s common stock.

ITEM 6: EXHIBITS

Exhibit
Number	Description
Registrant herby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1	Loan Sale Agreement dated July 9, 2010 by and between the Federal Deposit Insurance Corporation, as Receiver for Home National Bank, Blackwell, Oklahoma and Enterprise Bank & Trust

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 6, 2010.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer