Form 10-Q
period 2010-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2010-11-05
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of November 4, 2010, the Registrant had 14,853,912 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$21,125	$16,064
Federal funds sold	1,599	7,472
Interest-bearing deposits	35,588	83,430
Total cash and cash equivalents	58,312	106,966
Securities available for sale	261,638	282,461
Other investments, at cost	13,217	13,189
Loans held for sale	5,910	4,243
Portfolio loans not covered under FDIC loss share	1,796,637	1,818,481
Portfolio loans covered under FDIC loss share at fair value	134,207	13,644
Less: Allowance for loan losses	46,999	42,995
Portfolio loans, net	1,883,845	1,789,130
Other real estate not covered under FDIC loss share	26,937	22,918
Other real estate covered under FDIC loss share	7,748	2,166
Fixed assets, net	21,024	22,301
Accrued interest receivable	7,573	7,751
State tax credits, held for sale, including $33,692 and $32,485
carried at fair value, respectively	61,007	51,258
FDIC loss share receivable	88,676	10,368
Goodwill	2,064	2,064
Intangibles, net	1,322	1,643
Assets of discontinued operations held for sale	-	4,000
Other assets	64,971	45,197
Total assets	$2,504,244	$2,365,655

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$304,221	$289,658
Interest-bearing transaction accounts	187,426	142,061
Money market accounts	704,198	690,552
Savings	10,299	8,822
Certificates of deposit:
$100k and over	512,837	443,067
Other	320,889	367,256
Total deposits	2,039,870	1,941,416
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	122,300	128,100
Other borrowings	63,196	39,338
Accrued interest payable	1,391	2,125
Other liabilities	11,826	5,683
Total liabilities	2,323,664	2,201,743

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	32,335	31,802
Common stock, $0.01 par value;
30,000,000 shares authorized; 14,929,912 and
12,958,820 shares issued, respectively	149	130
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	133,408	117,000
Retained earnings	14,298	15,790
Accumulated other comprehensive income	2,133	933
Total shareholders' equity	180,580	163,912
Total liabilities and shareholders' equity	$2,504,244	$2,365,655

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$30,196	$28,750	$80,095	$86,420
Interest on debt securities:
Taxable	1,626	1,421	5,306	3,738
Nontaxable	48	5	98	18
Interest on federal funds sold	-	2	9	4
Interest on interest-bearing deposits	73	31	256	59
Dividends on equity securities	89	105	253	233
Total interest income	32,032	30,314	86,017	90,472
Interest expense:
Interest-bearing transaction accounts	194	165	649	507
Money market accounts	1,598	1,535	4,445	4,558
Savings	9	9	26	27
Certificates of deposit:
$100 and over	2,223	3,837	7,547	12,217
Other	1,306	2,055	4,625	5,765
Subordinated debentures	1,261	1,267	3,729	3,928
Federal Home Loan Bank advances	1,081	1,250	3,288	3,568
Notes payable and other borrowings	70	2,813	193	8,176
Total interest expense	7,742	12,931	24,502	38,746
Net interest income	24,290	17,383	61,515	51,726
Provision for loan losses	7,650	6,480	30,410	32,012
Net interest income after provision for loan losses	16,640	10,903	31,105	19,714
Noninterest income:
Wealth Management revenue	1,326	1,135	3,925	3,522
Service charges on deposit accounts	1,208	1,247	3,594	3,791
Other service charges and fee income	308	242	823	714
Sale of other real estate	144	86	434	143
State tax credit activity, net	884	911	2,253	973
Sale of investment securities	124	-	1,206	952
Extinguishment of debt	-	5,326	-	5,326
Miscellaneous income	2,057	126	2,913	231
Total noninterest income	6,051	9,073	15,148	15,652
Noninterest expense:
Employee compensation and benefits	7,363	6,744	20,996	19,352
Occupancy	901	1,227	3,171	3,520
Furniture and equipment	341	377	1,035	1,065
Data processing	539	542	1,670	1,567
FDIC insurance	1,147	597	3,212	3,222
Goodwill impairment charge	-	-	-	45,377
Loan legal and other real estate expense	2,694	1,100	5,635	3,520
Other	2,473	2,386	7,540	7,072
Total noninterest expense	15,458	12,973	43,259	84,695

Income (loss) from continuing operations before income tax benefit	7,233	7,003	2,994	(49,329)
Income tax expense (benefit)	2,262	2,245	300	(2,278)
Income (loss) from continuing operations	4,971	4,758	2,694	(47,051)

Loss from discontinued operations before income tax benefit	-	(129)	-	(93)
Income tax benefit	-	(58)	-	(43)
Loss from discontinued operations	-	(71)	-	(50)

Net income (loss)	$4,971	$4,687	$2,694	$(47,101)

Net income (loss) available to common shareholders	$4,353	$4,082	$849	$(48,907)

Basic earnings (loss) per common share:
From continuing operations	$0.29	$0.33	$0.06	$(3.81)
From discontinued operations	-	(0.01)	-	-
Total	$0.29	$0.32	$0.06	$(3.81)

Diluted earnings (loss) per common share:
From continuing operations	$0.29	$0.32	$0.06	$(3.81)
From discontinued operations	-	(0.01)	-	-
Total	$0.29	$0.31	$0.06	$(3.81)

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Unaudited)

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except share and per share data)		Stock		in capital	earnings	income (loss)	equity
Balance December 31, 2009	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net income	-	-	-	-	2,694	-	2,694
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	2,091	2,091
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(772)	(772)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(119)	(119)
Total comprehensive income							3,894
Cash dividends paid on common shares, $0.1575 per share	-	-	-	-	(2,341)	-	(2,341)
Cash dividends paid on preferred stock	-	-	-	-	(1,312)	-	(1,312)
Preferred stock accretion of discount	533	-	-	-	(533)	-	-
Issuance under equity compensation plans, net, 39,482 shares	-	-	-	365	-	-	365
Issuance under private stock offering 1,931,610 shares		19	-	14,863	-		14,882
Share-based compensation	-	-	-	1,440	-	-	1,440
Excess tax expense related to equity compensation plans	-	-	-	(260)	-	-	(260)
Balance September 30, 2010	$32,335	$149	$(1,743)	$133,408	$14,298	$2,133	$180,580

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$4,971	$4,687	$2,694	$(47,101)
Other comprehensive income:
Unrealized gain on investment securities
arising during the period, net of tax	581	1,181	2,091	1,672
Less reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	(79)	-	(772)	(609)
Reclassification of cash flow hedge, net of tax	(40)	(40)	(119)	(119)
Total other comprehensive income	462	1,141	1,200	944
Total comprehensive income (loss)	$5,433	$5,828	$3,894	$(46,157)

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,694	$(47,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,211	2,688
Provision for loan losses	30,410	32,012
Deferred income taxes	(4,811)	(2,692)
Net amortization of debt securities	2,433	740
Amortization of intangible assets	321	813
Gain on sale of investment securities	(1,206)	(952)
Mortgage loans originated	(60,268)	(72,098)
Proceeds from mortgage loans sold	58,292	72,080
Gain on sale of other real estate	(434)	(143)
Gain on state tax credits, net	(2,253)	(973)
Excess tax expense on additional share-based compensation from acquisition of Clayco	-	364
Excess tax expense (benefit) of share-based compensation	260	(27)
Share-based compensation	1,440	1,529
Goodwill impairment charge	-	45,377
Net accretion of loans covered under FDIC loss share and indemnification asset	(8,206)	-
Changes in:
Accrued interest receivable and income tax receivable	6,222	543
Accrued interest payable and other liabilities	(1,077)	(414)
Prepaid FDIC insurance	2,241	-
Other, net	5,978	3,047
Net cash provided by operating activities	34,247	34,793

Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	4,000	-
Cash paid for acquisition of Home National Bank	(224,471)	-
Net (increase) decrease in loans	(2,314)	48,583
Net cash proceeds received in FDIC-assisted transaction	5,009	-
Proceeds from the sale/maturity/redemption/recoveries of:
Debt securities, available for sale	193,659	72,323
Other investments	5,375	-
State tax credits held for sale	5,100	3,349
Other real estate	9,991	11,750
Loans previously charged off	1,894	607
Payments for the purchase/origination of:
Available for sale debt securities	(172,001)	(171,820)
Other investments	(5,403)	(1,896)
Bank owned life insurance	(20,000)	-
State tax credits held for sale	(10,779)	(11,752)
Fixed assets	(805)	(401)
Net cash used in investing activities	(210,745)	(49,257)

Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	14,562	10,540
Net increase in interest-bearing deposit accounts	83,891	50,307
Proceeds from Federal Home Loan Bank advances	52,780	20,000
Repayments of Federal Home Loan Bank advances	(58,580)	(956)
Net proceeds from federal funds purchased	5,000	(19,400)
Net increase in other borrowings	18,857	11,540
Cash dividends paid on common stock	(2,341)	(2,021)
Cash dividends paid on preferred stock	(1,312)	(1,147)
Excess tax expense on additional share-based compensation from acquisition of Clayco	-	(364)
Excess tax (expense) benefit of share-based compensation	(260)	27
Preferred stock issuance cost	-	(130)
Issuance of common stock	14,882	-
Proceeds from the exercise of common stock options	365	362
Net cash provided by financing activities	127,844	68,758
Net (decrease) increase in cash and cash equivalents	(48,654)	54,294
Cash and cash equivalents, beginning of period	106,966	42,647
Cash and cash equivalents, end of period	$58,312	$96,941
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,236	$38,816
Income taxes	1,324	360
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$24,173	$22,378
Sales of other real estate financed	6,771	4,277

See accompanying notes to unaudited consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements Unaudited

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by Enterprise Financial Services Corp (the “Company” or “Enterprise”) in the preparation of the consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (“the Bank”).

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

On December 11, 2009, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Valley Capital Bank N.A. (“Valley Capital”), a full service community bank that was headquartered in Mesa, Arizona.

On January 20, 2010, the Company sold its interest in Millennium Brokerage Group, LLC (“Millennium”) for $4.0 million in cash. In connection with the sale, the Company recorded a $1.6 million pre-tax loss from the sale of Millennium in the fourth quarter of 2009. As a result of the sale, Millennium’s financial results are reported as discontinued operations for all periods presented.

On July 9, 2010, the Bank entered into a loan sale agreement with the FDIC to purchase the loans originated and other real estate acquired by the Arizona operations of Home National Bank (“Home National”), of Blackwell Oklahoma.

For more information on the above transactions, see Note 3 – Acquisitions and Divestitures in this report and Note 3 – Acquisitions and Divestitures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income (loss) from continuing operations	$4,971	$4,758	$2,694	$(47,051)
Net loss from discontinued operations	-	(71)	-	(50)
Net income (loss)	4,971	4,687	2,694	(47,101)
Preferred stock dividend	(437)	(438)	(1,312)	(1,313)
Accretion of preferred stock discount	(181)	(167)	(533)	(493)
Net income (loss) available to common shareholders	$4,353	$4,082	$849	$(48,907)

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	371	-	-
Net income (loss) available to common shareholders and assumed conversions	$4,724	$4,453	$849	$(48,907)

Weighted average common shares outstanding	14,854	12,834	14,710	12,832
Incremental shares from assumed conversions of
convertible trust preferred securities	1,439	1,439	-	-
Additional dilutive common stock equivalents	-	4	-	-
Diluted common shares outstanding	16,293	14,277	14,710	12,832

Basic earnings (loss) per common share:
From continuing operations	$0.29	$0.33	$0.06	$(3.81)
From discontinued operations	-	(0.01)	-	-
Total	$0.29	$0.32	$0.06	$(3.81)

Diluted earnings (loss) earnings per common share:
From continuing operations	$0.29	$0.32	$0.06	$(3.81)
From discontinued operations	-	(0.01)	-	-
Total	$0.29	$0.31	$0.06	$(3.81)

For the three months ended September 30, 2010 and 2009, there were 977,000 and 873,000 of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. For the nine months ended September 30, 2010 and 2009, there were 2.4 million and 2.3 million of weighted average common stock equivalents excluded from the per share calculation because their effect was anti-dilutive. In addition, at September 30, 2010 and 2009, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Acquisition of Home National
On July 9, 2010, the Bank acquired approximately $256.0 million in Arizona-originated assets from the FDIC in connection with the failure of Home National, an Oklahoma bank with operations in Arizona. The Bank acquired the loans originated and other real estate at a discount of 12.5% . As part of the purchase transaction, the Bank and the FDIC entered into a loss sharing agreement on the assets acquired. The Bank did not assume any deposits or acquire any branches or other assets of Home National in the transaction.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

(in thousands)	Amount
Loans	$136,093
Other real estate owned	5,469
Indemnification Asset	82,422
Other assets	487
Total	$224,471

The FDIC will reimburse the Bank for 80% of all losses on loans and other real estate covered under the agreement (“Covered Assets”). Reimbursement for losses on single family one-to-four residential mortgage loans are made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family one-to-four residential mortgage loans are made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs. The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC.

The loans and other real estate acquired are recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at July 9, 2010 and no carryover of the related allowance from Home National. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income.

The reimbursable losses from the FDIC are based on the book value of the Covered Assets as determined by the FDIC as of the date of the acquisition. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value.

At July 9, 2010, the cash flows expected to be collected on the credit-impaired loans acquired in the Home National acquisition were $171.2 million. The estimated fair value of the credit-impaired loans was $121.7 million, net of an accretable yield of $49.5 million. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.

For the three months ended September 30, 2010, $3.0 million was accreted into interest income from the credit-impaired loans and $921,000 was accreted into Other income from the indemnification asset. At September 30, 2010, the remaining accretable difference for the loans was approximately $47.0 million and $9.4 million for the indemnification asset.

The determination of the initial fair value of loans and other real estate acquired in the transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Bank realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC, thus limiting the Bank’s loss exposure.

Acquisition of Valley Capital
On December 11, 2009, the Bank entered into a loss sharing agreement with the FDIC and acquired certain assets and assumed certain liabilities of Valley Capital, a full service community bank that was headquartered in Mesa, Arizona.

The loans and foreclosed assets purchased are covered by a loss sharing agreement between the FDIC and the Bank. For further information on the Valley Capital loss sharing agreement, refer to Note 3 – Acquisitions and Divestitures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Bank initially recorded the tangible assets and liabilities at their preliminary fair value of approximately $42.4 million, and $43.4 million, respectively. Subsequent to the initial fair value estimate, additional information was obtained on the credit quality of certain loans and the valuation of Other real estate as of the acquisition date which resulted in refinements to the initial fair value estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and the impact of the fair value refinements.

	Preliminary		Adjusted
	December 31,		December 31,
(in thousands)	2009	Refinements	2009
Cash and cash equivalents	$3,542	$-	$3,542
Federal funds sold	11,563	-	11,563
Other investments	59	-	59
Portfolio loans	14,730	(1,135)	13,595
Other real estate	3,455	(1,289)	2,166
FDIC indemnification asset	8,519	1,849	10,368
Other assets	567	(536)	31
Total deposits	(43,355)	-	(43,355)
Other liabilities	(33)	-	(33)
Goodwill	$(953)	$(1,111)	$(2,064)

At September 30, 2010, the estimate of the cash flows expected to be collected on the credit-impaired loans acquired in the Valley Capital acquisition was $9.1 million. The estimated fair value of the credit-impaired loans was $7.7 million, net of an accretable yield of $1.4 million. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.

At September 30, 2010, the estimate of the cash flows expected to be collected on non-credit-impaired loans acquired in the Valley Capital acquisition was $5.3 million. The estimated fair value of the non-credit-impaired loans was $3.9 million, net of an accretable yield of $1.4 million.

For the three months and nine months ended September 30, 2010, $397,000 and $922,000, respectively, was accreted into interest income from the credit-impaired and non-credit-impaired loans and $212,000 and $469,000, respectively, was accreted into Other income from the indemnification asset. At September 30, 2010, the remaining accretable difference for the loans was approximately $2.3 million and $232,000 for the indemnification asset.

Year-to-date the Bank has received loss share claims of $5.0 million under the terms of the loss share agreement from the FDIC.

NOTE 4––INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$22,094	$313	$-	$22,407
Obligations of U.S. Government sponsored enterprises	14,478	178	-	14,656
Obligations of states and political subdivisions	12,213	236	(137)	12,312
Residential mortgage-backed securities	209,580	2,961	(278)	212,263
	$258,365	$3,688	$(415)	$261,638

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$26,940	$249	$-	$27,189
Obligations of U.S. Government sponsored enterprises	75,880	115	(181)	75,814
Obligations of states and political subdivisions	3,868	10	(471)	3,408
Residential mortgage-backed securities	174,562	1,960	(471)	176,050
	$281,250	$2,334	$(1,123)	$282,461

At September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than U.S. government agencies and sponsored enterprises, in an amount greater than 10% of shareholders’ equity. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $167.0 million and $66.4 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$15,565	$15,598
Due after one year through five years	19,351	19,786
Due after five years through ten years	5,211	5,229
Due after ten years	8,658	8,762
Mortgage-backed securities	209,580	212,263
	$258,365	$261,638

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	September 30, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of the state and political subdivisions	$2,348	$137	$-	$-	$2,348	$137
Residential mortgage-backed securities	45,549	278	-	-	45,549	278
	$47,897	$415	$-	$-	$47,897	$415

	December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored agencies	$29,557	$181	$-	$-	$29,557	$181
Obligations of the state and political subdivisions	2,830	471	-	-	2,830	471
Residential mortgage-backed securities	74,625	471	-	-	74,625	471
	$107,012	$1,123	$-	$-	$107,012	$1,123

The unrealized losses at both September 30, 2010 and December 31, 2009, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Gross gains realized	$124	$-	$1,206	$952
Gross losses realized	-	-	-	-
Net gains realized	$124	$-	$1,206	$952

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

At September 30, 2010 and December 31, 2009, the Company’s Banking segment had $2.1 million of Goodwill from the acquisition of Valley Capital.

The table below summarizes the changes to intangible asset balances. Core deposit intangibles are related to the Banking reporting unit.

Core Deposit
(in thousands)	Intangible
Balance at December 31, 2009	$1,643
Amortization expense	(321)
Balance at September 30, 2010	$1,322

The following table reflects the expected amortization schedule for the core deposit intangibles.

Core Deposit
Year	Intangible
2010	$99
2011	358
2012	296
2013	234
2014	172
After 2014	163
$1,322

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

The Bank’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2010, there was $1.4 million of unadvanced commitments on impaired loans. Approximately $280,000 of the allowance for loan loss reserve was attributable to the unadvanced commitments on impaired loans.

The contractual amount of off-balance-sheet financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
(in thousands)	2010	2009
Commitments to extend credit	$416,547	$457,777
Standby letters of credit	29,670	32,263

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at September 30, 2010 and December 31, 2009, approximately $64.6 million and $84.3 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at September 30, 2010.

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

Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company enters into interest rate swap contracts on behalf of its clients and also utilizes such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts consist of caps and provide for the transfer or reduction of interest rate risk in exchange for a fee. Foreign exchange forward contracts are agreements between two parties to exchange a specified amount of one currency for another currency at a specified foreign exchange rate on a future date. The Company enters into foreign exchange forward contracts with its clients and enters into an offsetting foreign exchange contract with established financial institution counterparties.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheets at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statements of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At September 30, 2010, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheets. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains and losses, if any, on such derivative contracts. At September 30, 2010, the Company had accepted cash of $2.4 million and $2.6 million of pledged securities as collateral in connection with our interest rate swap agreements. At December 31, 2009, we had pledged cash of $1.5 million as collateral in connection with our interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.
  Economic hedge of state tax credits. In November 2008, the Company paid $2.1 million to enter into a series of interest rate caps in order to economically hedge changes in the fair value of the state tax credits held for sale. In February 2010, the Company paid $750,000 for an additional series of interest rate caps. See Note 9—Fair Value Measurements for further discussion of the fair value of the state tax credits.

  Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The interest rate swaps had notional values of $40.0 million each and the Company received fixed rates of 4.81% and 4.25%, respectively. The swaps were designed to hedge the cash flows associated with a portion of prime based loans. The derivatives had previously been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009, at which time the Company recognized a loss of $530,000 upon termination. The loss was included in Miscellaneous income in the consolidated statement of operations. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At September 30, 2010, the amount remaining in Accumulated other comprehensive income was $139,000. For the three months ended September 30, 2010 and 2009, $62,000 was amortized into Miscellaneous income. For the nine months ended September 30, 2010 and 2009, $186,000 was amortized into Miscellaneous income. The Company expects to reclassify $121,000 of remaining derivative gains from Accumulated other comprehensive income to earnings over the next twelve months.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Non-designated hedging instruments
Interest rate cap contracts	$348,550	$84,050	$303	$1,117	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Recognized in Operations on		Recognized in Operations on
	Location of Gain or (Loss)	Derivative		Derivative
	Recognized in Operations on	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Derivative	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate cap contracts	State tax credit activity, net	$(324)	$(188)	$(1,565)	$464
Interest rate swap contracts	Miscellaneous income	$62	$62	$186	$(344)

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

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Non-designated hedging instruments
Interest rate swap contracts	$109,336	$30,279	$3,280	$120	$4,571	$1,105
Foreign exchange forward contracts	$163	$-	$163	$-	$163	$-

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Recognized in Operations on		Recognized in Operations on
	Location of Gain or (Loss)	Derivative		Derivative
	Recognized in Operations on	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Derivative	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(132)	$(136)	$(455)	$(425)

NOTE 8—COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no stock options or restricted stock units granted in the first nine months of 2010. There were 150,000 stock-settled stock appreciation rights issued in the first nine months of 2010. The share-based compensation expense was $501,000 and $1.6 million for the three and nine months ended September 30, 2010, respectively. The share-based compensation expense was $494,000 and $1.6 million for the three and nine months ended September 30, 2009, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At September 30, 2010, there was $3,000 and $2.1 million of total unrecognized compensation costs related to stock options and SSAR’s, respectively, which is expected to be recognized over weighted average periods of 0.25 and 2.8 years, respectively. Following is a summary of the employee stock option and SSAR activity for the first nine months of 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	803,735	$16.77
Granted	150,000	10.24
Exercised	-	-
Forfeited	(43,828)	16.20
Outstanding at September 30, 2010	909,907	$15.72	5.7 years	$-
Exercisable at September 30, 2010	558,899	$15.51	4.0 years	$-
Vested and expected to vest at September 30, 2010	669,288	$16.42	5.7 years	$-

Restricted Stock Units (“RSU”)
At September 30, 2010, there was $1.1 million of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 1.7 years. A summary of the Company's restricted stock unit activity for the first nine months of 2010 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	78,150	$23.05
Granted	-	-
Vested	-	-
Forfeited	(3,600)	22.52
Outstanding at September 30, 2010	74,550	$23.08

Stock Plan for Non-Management Directors
Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $0 and $158,000 of share-based compensation expense for the directors for the three and nine months ended September 30, 2010, respectively. The Company recognized $0 and $105,000 of share-based compensation expense for the directors for the three and nine months ended September 30, 2009, respectively. Pursuant to this plan, the Company issued 16,823 and 8,829 shares in the first nine months of 2010 and 2009, respectively.

Employee Stock Issuance
Restricted stock was granted to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or in paid pro-rata installments. The stock is restricted for 2 years and upon issuance may be fully vested or vest over five years. For the three and nine months ended September 30, 2010, the Company recognized $5,000 and $47,000 of share-based compensation related to these awards and issued 8,999 shares year to date.

In conjunction with the Company’s short-term incentive plan, in February 2010, the Company issued 13,660 restricted shares to certain key employees. The compensation expense related to these shares was expensed in 2009. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2010 annual meeting.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2010 or 2009. Following is a summary of the Moneta stock option activity for the first nine months of 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	29,346	$14.10
Granted	-	-
Exercised	-	-
Forfeited	(3,241)	18.25
Outstanding at September 30, 2010	26,105	$13.58	1.4 years	$-
Exercisable at September 30, 2010	26,105	$13.58	1.4 years	$-

NOTE 9—FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Unobservable
	Identical Assets	Observable	Inputs	Total Fair
(in thousands)	(Level 1)	Inputs (Level 2)	(Level 3)	Value
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$22,407	$-	$22,407
Obligations of U.S. Government sponsored enterprises	-	14,656	-	14,656
Obligations of states and political subdivisions	-	9,044	3,268	12,312
Residential mortgage-backed securities	-	201,851	10,412	212,263
Total securities available for sale	$-	$247,958	$13,680	$261,638
Portfolio loans	-	16,584	-	16,584
State tax credits held for sale	-	-	33,692	33,692
Derivative financial instruments	-	3,746	-	3,746
Total assets	$-	$268,288	$47,372	$315,660

Liabilities
Derivative financial instruments	$-	$4,734	$-	$4,734
Total liabilities	$-	$4,734	$-	$4,734

  Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. As of September 30, 2010, Level 3 securities available for sale include three Auction Rate Securities and one newly-issued mortgage-backed security purchased in September, 2010.

  Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

  State tax credits held for sale. At September 30, 2010, of the $61.0 million of state tax credits held for sale on the consolidated balance sheet, approximately $33.7 million were carried at fair value. The remaining $27.3 million of state tax credits were accounted for at lower of cost or market. The Company elected not to account for state tax credits purchased in the first nine months of 2010 at fair value in order to limit the volatility of the fair value changes in the consolidated statements of operations.

  The fair value of the state tax credits carried at fair value increased by $2.5 million in the first nine months of 2010 compared to a $280,000 decrease in the first nine months of 2009. These fair value changes are included in State tax credit activity, net in the consolidated statements of operations.

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
The following tables present the changes in Level 3 financial instruments measured at fair value on a recurring basis.

	Three months ended September 30,
	2010	2009	2010	2009
	Securities	Securities
	available for	available for
	sale, at fair	sale, at fair	State tax credits	State tax credits
(in thousands)	value	value	held for sale	held for sale
Beginning balance	$3,018	$-	$32,622	$36,026
Total gains or (losses) (realized and unrealized):
Included in earnings	-	-	1,082	1,099
Included in other comprehensive income	(68)	-	-	-
Purchases, sales, issuances and settlements, net	10,730	-	(12)	(556)
Transfer in and/or out of Level 3	-	-	-	-
Ending balance	$13,680	$-	$33,692	$36,569

Change in unrealized gains relating to
assets still held at the reporting date	$(68)	$-	$1,079	$915

	Nine months ended September 30,
	2010	2009	2010	2009
	Securities	Securities
	available for	available for
	sale, at fair	sale, at fair	State tax credits	State tax credits
(in thousands)	value	value	held for sale	held for sale
Beginning balance	$2,830	$-	$32,485	$39,142
Total gains (realized and unrealized):
Included in earnings	-	-	2,947	509
Included in other comprehensive income	20	-	-	-
Purchases, sales, issuances and settlements, net	10,830	-	(1,740)	(3,082)
Transfer in and/or out of Level 3	-	-	-	-
Ending balance	$13,680	$-	$33,692	$36,569

Change in unrealized gains relating to
assets still held at the reporting date	$20	$-	$1,079	$(280)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value at the end of the period. The following table presents financial instruments measured at fair value on a non-recurring basis as of September 30, 2010.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total (losses) gains for
		Assets	Inputs	Inputs	the nine months ended
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
Impaired loans	$23,426	$-	$-	$23,426	$(28,300)
Other real estate	9,041	-	-	9,041	(3,304)
Total	$32,466	$-	$-	$32,467	$(31,604)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$21,125	$21,125	$16,064	$16,064
Federal funds sold	1,599	1,599	7,472	7,472
Interest-bearing deposits	35,588	35,588	83,430	83,430
Securities available for sale	261,638	261,638	282,461	282,461
Other investments	13,217	13,217	13,189	13,189
Loans held for sale	5,910	5,910	4,243	4,243
Derivative financial instruments	3,746	3,746	1,237	1,237
Portfolio loans, net	1,883,845	1,899,840	1,789,130	1,793,498
State tax credits, held for sale	61,007	62,466	51,258	51,258
Accrued interest receivable	7,573	7,573	7,751	7,751

Balance sheet liabilities
Deposits	2,039,870	2,043,217	1,941,416	1,944,910
Subordinated debentures	85,081	44,407	85,081	43,060
Federal Home Loan Bank advances	122,300	135,705	128,100	138,688
Other borrowings	63,196	63,214	39,338	39,360
Derivative financial instruments	4,734	4,734	1,105	1,105
Accrued interest payable	1,391	1,391	2,125	2,125

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

The Banking operating segment consists of a full-service commercial bank, with locations in St. Louis, Kansas City, and Phoenix. The majority of the Company’s assets and income result from the Banking segment. All banking locations have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines and operating policies for products and services are the same across all regions.

The Wealth Management segment includes the Trust division of the Bank and the state tax credit brokerage activities. The Trust division provides estate planning, investment management, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s wealth management segment and banking lines of business.

The Corporate segment’s principal activities include the direct ownership of the Company’s banking subsidiary and the issuance of debt and equity. Its principal sources of liquidity are dividends from the Bank and stock option exercises.

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	At September 30, 2010
Loans, less unearned loan fees	$1,930,844	$-	$-	$1,930,844
Goodwill	2,064	-	-	2,064
Intangibles, net	1,322	-	-	1,322
Deposits	2,057,516	-	(17,646)	2,039,870
Borrowings	132,266	55,730	82,581	270,577
Total assets	2,428,767	61,508	13,969	2,504,244

	At December 31, 2009
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Loans, less unearned loan fees	$1,832,125	$-	$-	$1,832,125
Goodwill	2,064	-	-	2,064
Intangibles, net	1,643	-	-	1,643
Deposits	1,960,942	-	(19,526)	1,941,416
Borrowings	121,442	48,496	82,581	252,519
Total assets	2,287,935	59,225	18,495	2,365,655

Income Statement Information	Three months ended September 30, 2010
Net interest income (expense)	$25,831	$(380)	$(1,161)	$24,290
Provision for loan losses	7,650	-	-	7,650
Noninterest income	3,746	2,210	95	6,051
Noninterest expense	12,942	1,610	906	15,458
Income (loss) from continuing operations before income tax expense (benefit)	8,985	220	(1,972)	7,233
Income tax expense (benefit)	2,955	81	(774)	2,262
Net income (loss) from continuing operations	$6,030	$139	$(1,198)	$4,971

	Three months ended September 30, 2009
Net interest income (expense)	$18,866	$(316)	$(1,167)	$17,383
Provision for loan losses	6,480	-	-	6,480
Noninterest income	7,014	2,046	13	9,073
Noninterest expense	10,149	1,730	1,094	12,973
Income (loss) from continuing operations before income tax benefit	9,251	-	(2,248)	7,003
Income tax expense (benefit)	3,414	-	(1,169)	2,245
Net income (loss) from continuing operations	5,837	-	(1,079)	4,758

Loss from discontinued operations before income tax expense	-	(129)	-	(129)
Income tax benefit	-	(58)	-	(58)
Net loss from discontinued operations	-	(71)	-	(71)

Total net income (loss)	$5,837	$(71)	$(1,079)	$4,687

Income Statement Information	Nine months ended September 30, 2010
Net interest income (expense)	$65,972	$(1,024)	$(3,433)	$61,515
Provision for loan losses	30,410	-	-	30,410
Noninterest income	8,829	6,178	141	15,148
Noninterest expense	35,345	4,964	2,950	43,259
Income (loss) from continuing operations before income tax expense (benefit)	9,046	190	(6,242)	2,994
Income tax expense (benefit)	2,981	70	(2,751)	300
Net income (loss) from continuing operations	$6,065	$120	$(3,491)	$2,694

	Nine months ended September 30, 2009
Net interest income (expense)	$56,211	$(860)	$(3,625)	$51,726
Provision for loan losses	32,012	-	-	32,012
Noninterest income	11,128	4,496	29	15,652
Noninterest expense	30,934	5,129	3,255	39,318
Goodwill impairment	45,377	-	-	45,377
Loss from continuing operations before income tax benefit	(40,985)	(1,493)	(6,851)	(49,329)
Income tax expense (benefit)	1,572	(689)	(3,161)	(2,278)
Net loss from continuing operations	(42,557)	(804)	(3,690)	(47,051)

Loss from discontinued operations before income tax expense	-	(93)	-	(93)
Income tax benefit	-	(43)	-	(43)
Net loss from discontinued operations	-	(50)	-	(50)

Total net loss	$(42,557)	$(854)	$(3,690)	$(47,101)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effects of future plans or strategies is inherently uncertain. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulation or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel and technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors” on our most recently filed Form 10-K and in Part II, Item IA of this form 10-Q,, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2010 compared to the financial condition as of December 31, 2009. In addition, this discussion summarizes the significant factors affecting the consolidated results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2010 compared to the same periods in 2009. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Summary
The Company reported net income of $2.7 million for the nine months ended September 30, 2010, compared to a $47.1 million net loss from the same period in 2009. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.06 compared to a net loss of $3.81 for the same period in 2009. The net loss reported for the nine months ended September 30, 2009 was driven by $32.0 million in loan loss provision and a $45.4 million non-cash accounting charge to eliminate banking segment goodwill.

Net income for the quarter ended September 30, 2010 was $5.0 million compared to $4.7 million for the same period of 2009. After deducting dividends on preferred stock, the Company reported net income per fully diluted share from continuing operations of $0.29 compared to $0.31 for the third quarter of 2009. The third quarter 2009 results include a $5.3 million pre-tax gain from the extinguishment of debt related to loan participation accounting adjustments.

On July 9, 2010, the Bank acquired approximately $256.0 million in assets from the FDIC in connection with the failure of Home National Bank, an Oklahoma bank with operations in Arizona. The Company acquired the loans originated and other real estate at a discount of 12.5%. As part of the purchase transaction, the Bank and the FDIC entered into a loss sharing agreement on the assets acquired. The Bank did not assume any deposits or acquire any branches or other assets of Home National in the transaction. With this acquisition, the Bank’s Arizona assets are now approximately $270.0 million. The asset purchase contributed approximately $5.8 million to the third quarter pre-tax results. See Note 3 – Acquisitions and Divestitures for more information.

Pre-tax, pre-provision income from continuing operations was $16.4 million in the third quarter of 2010, nearly double the comparable figure in the third quarter of 2009 and 70% higher than in the linked second quarter of 2010. In addition to the acquisition impact, results in the third quarter of 2010 were favorably impacted by lower provision for loan losses, level loan yields, and decreasing deposit costs. In addition, Wealth management revenues continue to improve, with revenues growing steadily in each of the past four quarters.

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

	For the Quarter Ended
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
(In thousands)	2010	2010	2010	2009	2009
Pre-tax income (loss) from continuing operations	$7,233	$537	$(4,776)	$8	$7,003
Sales and fair value writedowns of other real estate	1,606	678	586	1,166	602
Sale of securities	(124)	(525)	(557)	(3)	-
Gain on extinguishment of debt	-	-	-	(2,062)	(5,326)
FDIC special assessment (included in Other noninterest expense)	-	-	-	-	(202)
Income (loss) before income tax	8,715	690	(4,747)	(891)	2,077
Provision for loan losses	7,650	8,960	13,800	8,400	6,480
Pre-tax, pre-provision income from continuing operations	$16,365	$9,650	$9,053	$7,509	$8,557

Below are additional highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 10 – Segment Reporting.

Banking Segment
  Loans – Portfolio loans were $1.93 billion at September 30, 2010, including $134.2 million of loans covered under FDIC loss share agreements. Excluding the loans covered under loss share, portfolio loans increased $36.2 million, or 8% annualized, during the third quarter of 2010. This growth reversed the trend of net reductions in loans outstanding that the Company, and the banking industry as a whole, has experienced in the recent past. The growth was related to Commercial & Industrial loans. Excluding loans covered under loss share, more than 30% of the Company’s loan portfolio consisted of Commercial & Industrial loans at September 30, 2010. Loans decreased by $182.5 million, or 9%, from September 30, 2009 and increased by $98.7 million, or 5%, from December 31, 2009. A portion of the decline from September 30, 2009 includes the effects of derecognizing $229.0 million in loan participations.

  Deposits – Total deposits were $2.04 billion at September 30, 2010, an increase of $186.2 million or 10%, from September 30, 2009. Total deposits increased $218.0 million, or 12%, from June 30, 2010, and $98.5 million, or 5%, from December 31, 2009. Noninterest-bearing demand deposits represented 15% of total deposits at September 30, 2010 compared to 14% of total deposits at September 30, 2009 and 15% of total deposits at December 31, 2009.

  Brokered time deposits were $218.0 million at September 30, 2010, an increase of $10.4 million, or 5%, from September 30, 2009 and an increase of $61.8 million, or 40%, from December 31, 2009. The change in brokered time deposits includes the addition of $116 million of brokered time deposits used to partially fund the Home National asset purchase. For the third quarter of 2010, brokered time deposits represented 11% of total deposits and remained flat with the third quarter of 2009. Excluding brokered time deposits, “core” deposits grew $175.8 million, or 11%, from a year ago and increased $101.4 million, or 6%, during the quarter. Core deposits include time deposits sold to clients through the reciprocal CDARS program. As of September 30, 2010, the Bank had $171.5 million of reciprocal CDARS deposits outstanding compared to $133.0 million at September 30, 2009 and $134.7 million December 31, 2009.

  The Company is continuing to drive core deposit growth through relationship selling while at the same time effectively managing the overall cost of funds.

  Asset quality – Nonperforming loans totaled $51.9 million at September 30, 2010, an increase of $5.4 million from June 30, 2010 and an increase of $5.0 million from September 30, 2009. Nonperforming loans increased $13.4 million from December 31, 2009.

  Provision for loan losses was $7.7 million in the third quarter of 2010 compared to $9.0 million in the second quarter of 2010 and $6.5 million in the third quarter of 2009. The linked quarter decrease in loan loss provision was due to fewer loan risk rating downgrades during the quarter. Excluding the loans under FDIC loss share agreements, the Company’s watch list credits as a percentage of total loans have remained relatively flat since year end 2009. The Company continues to monitor loan portfolio risk closely. See Provision for Loan Losses and Nonperforming Assets below for more information.

  Interest rate margin – The net interest rate margin was 4.13% in the quarter ended September 30, 2010 compared to 3.46% in the second quarter of 2010. The net interest margin was favorably impacted by lower deposit costs, slightly improved earning asset mix, and the net interest income generated by the loans acquired in the Home National asset purchase. Absent the purchased loans, the third quarter net interest margin was 3.67%, a 0.21% improvement over second quarter of 2010. The net interest rate margin was 2.97% in the quarter ended September 30, 2009. Approximately 0.32% of the increase over the prior year quarter was due to the derecognition of the loan participations. For further information, refer to Loan Participations in Note 1 – Summary of Significant Accounting Policies.

  For the nine month period ended September 30, 2010, the net interest rate margin was 3.75% compared to 3.03% for the nine month period September 30, 2009. Approximately 0.33% of the increase over the prior year was due to the derecognition of the loan participations. For further information, refer to Loan Participations in Note 1 – Summary of Significant Accounting Policies.
Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $2.2 million in the third quarter of 2010, an increase 8%, from the same quarter of 2009. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended September 30, 2010 and 2009
Net interest income (on a tax-equivalent basis) was $24.5 million for the three months ended September 30, 2010 compared to $17.9 million for the same period of 2009, an increase of $6.7 million, or 37%. Total interest income increased $1.5 million while total interest expense decreased $5.2 million.

Average interest-earning assets decreased $126.3 million, or 5%, to $2.3 billion for the quarter ended September 30, 2010 compared to $2.4 billion for the quarter ended September 30, 2009. Loans decreased $219.6 million, or 10%, to $1.9 billion, including the derecognition of $229.4 million of loan participations. Investment securities increased $75.9 million, or 42%, to $258.6 million from the third quarter of 2009 as increased core deposits were deployed to offset weak loan demand. Total interest income increased $1.5 million, or 5%, to $32.3 million for the third quarter of 2010, compared to $30.8 million for the third quarter of 2009. Interest income on loans, including covered loans, increased $4.5 million due to higher rates, but was offset by a decrease of $3.3 million due to lower volumes, for a net increase of $1.2 million versus the third quarter of 2009. Interest income on investment securities and short term investments increased $590,000 due to higher volumes, but was offset by a decrease of $293,000 due to lower rates, for a net increase of $297,000 compared to the same period in 2009.

For the quarter ended September 30, 2010, average interest-bearing liabilities decreased $78.4 million, or 4%, to $2.0 billion compared to $2.1 billion for the quarter ended September 30, 2009. The decline in interest-bearing liabilities resulted from a $230.2 million decrease in borrowings related to the derecognition of loan participations and a $50.1 million decrease in brokered certificates of deposit, offset by a $179.3 million increase in interest-bearing core deposits and a $22.6 million increase in other borrowings. For the third quarter of 2010, interest expense on interest-bearing liabilities decreased $1.5 million due to decreases in volume, while the impact of declining rates decreased interest expense on interest-bearing liabilities by $3.6 million versus third quarter of 2009, for a net decrease of $5.1 million.

The tax-equivalent net interest rate margin was 4.31% for the third quarter of 2010 compared to 2.97% for the same period of 2009. The increase in the margin was due to an increase in the yield on loans, the derecognition of loan participations, improved deposit mix and lower rates on paying liabilities, offset by a shift in earning asset mix from loans to investment securities and other short term investments. The net interest rate margin for the third quarter increased 0.85% compared to the second quarter of 2010 primarily due to the impact of the Home National asset purchase.

Nine months ended September 30, 2010 and 2009
Net interest income (on a tax-equivalent basis) was $62.3 million for the nine months ended September 30, 2010 compared to $53.2 million for the same period of 2009, an increase of $9.0 million, or 17%. Total interest income decreased $5.2 million offset by a decrease in total interest expense of $14.2 million. Average interest-earning assets decreased $130.0 million, or 6%, to $2.2 billion for the nine months ended September 30, 2010 compared to $2.3 billion for the same period in 2009. Loans decreased $334.2 million, or 15%, to $1.8 billion, including the derecognition of $229.4 million of loan participations. Investment securities increased $129.8 million, or 90%, to $274.3 million for the nine months ended September 30, 2010 compared to the same period in 2009 as increased core deposits were deployed to offset weak loan demand. Short-term investments, including cash balances at the Federal Reserve, increased $74.4 million to $109.3 million compared to $34.9 million in the same period of 2009.

Total interest income decreased $5.2 million, or 6%, to $86.8 million for the nine months ended September 30, 2010, compared to $92.0 million for the same period in 2009. Interest income on loans increased $7.7 million due to higher rates, but was offset by a decrease of $14.8 million due to lower volumes, for a net decrease of $7.1 million versus the first nine months of 2009.

For the nine months ended September 30, 2010, average interest-bearing liabilities decreased $143.4 million, or 7%, to $1.9 billion compared to $2.1 billion for the same period in 2009. The decline in interest-bearing liabilities resulted from a $231.2 million decrease in borrowings related to the derecognition of loan participations, a $49.5 million decrease in federal funds purchased, and a $112.1 million decrease in brokered certificates of deposit, offset by a $226.8 million increase in interest-bearing core deposits and a $22.6 million increase in other borrowings. For the nine months ended September 30, 2010, interest expense on interest-bearing liabilities decreased $5.0 million due to decreases in volume, while the impact of declining rates decreased interest expense on interest-bearing liabilities by $9.2 million versus the same period of 2009, for a net decrease of $14.2 million.

The tax-equivalent net interest rate margin was 3.75% for nine months ended September 30, 2010 compared to 3.03% for the same period of 2009. The increase in the margin was due to the derecognition of loan participations, lower interest rates paid on core deposits, improved deposit mix and higher yields on loans, offset by lower yields on investments and a less favorable earning asset mix.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,737,130	$23,829	5.44%	$2,066,394	$27,872	5.35%
Tax-exempt loans (2)	31,078	640	8.17	56,586	1,380	9.68
Covered loans (3)	135,204	5,958	17.48	-	-	0.00
Total loans	1,903,412	30,427	6.34	2,122,980	29,252	5.47
Taxable investments in debt and equity securities	252,236	1,714	2.70	182,149	1,526	3.32
Non-taxable investments in debt and equity
securities (2)	6,363	76	4.74	569	9	6.28
Short-term investments	98,297	74	0.30	80,877	32	0.16
Total securities and short-term investments	356,896	1,864	2.07	263,595	1,567	2.36
Total interest-earning assets	2,260,308	32,291	5.67	2,386,575	30,819	5.12
Noninterest-earning assets:
Cash and due from banks	9,791			16,868
Other assets	269,710			134,944
Allowance for loan losses	(45,661)			(45,224)
Total assets	$2,494,148			$2,493,163

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$187,015	$194	0.41%	$119,315	$165	0.55%
Money market accounts	723,475	1,598	0.88	625,952	1,535	0.97
Savings	10,493	9	0.34	9,272	9	0.39
Certificates of deposit	783,608	3,529	1.79	820,825	5,892	2.85
Total interest-bearing deposits	1,704,591	5,330	1.24	1,575,364	7,601	1.91
Subordinated debentures	85,081	1,261	5.88	85,081	1,267	5.91
Borrowed funds	199,097	1,151	2.29	406,728	4,063	3.96
Total interest-bearing liabilities	1,988,769	7,742	1.54	2,067,173	12,931	2.48
Noninterest bearing liabilities:
Demand deposits	304,129			250,866
Other liabilities	20,266			8,950
Total liabilities	2,313,164			2,326,989
Shareholders' equity	180,984			166,174
Total liabilities & shareholders' equity	$2,494,148			$2,493,163
Net interest income		$24,549			$17,888
Net interest spread			4.13%			2.64%
Net interest rate margin (4)			4.31			2.97

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $300,000 and $274,000 for the quarters ended September 30, 2010 and 2009, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $259,000 and $505,000 for the quarters ended September 30, 2010 and 2009, respectively.

(3)	Covered loans are loans covered by FDIC loss share agreements and are recorded at fair value.
(4)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,751,098	$71,902	5.49%	$2,109,542	$83,814	5.31%
Tax-exempt loans (2)	29,183	1,950	8.93	58,942	4,098	9.30
Covered loans (3)	53,957	6,946	17.21	-	-	0.00
Total loans	1,834,238	80,798	5.89	2,168,484	87,912	5.42
Taxable investments in debt and equity securities	270,049	5,559	2.75	143,880	3,972	3.69
Non-taxable investments in debt and equity
securities (2)	4,206	153	4.86	623	29	6.22
Short-term investments	109,367	265	0.32	34,926	62	0.24
Total securities and short-term investments	383,622	5,977	2.08	179,429	4,063	3.03
Total interest-earning assets	2,217,860	86,775	5.23	2,347,913	91,975	5.24
Noninterest-earning assets:
Cash and due from banks	11,698			28,899
Other assets	207,410			146,357
Allowance for loan losses	(45,239)			(42,117)
Total assets	$2,391,729			$2,481,052

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$189,618	$649	0.46%	$120,767	507	0.56%
Money market accounts	677,821	4,445	0.88	626,454	4,558	0.97
Savings	9,961	26	0.35	9,239	27	0.39
Certificates of deposit	761,344	12,172	2.14	767,514	17,982	3.13
Total interest-bearing deposits	1,638,744	17,292	1.41	1,523,974	23,074	2.02
Subordinated debentures	85,081	3,729	5.86	85,081	3,928	6.17
Borrowed funds	185,030	3,481	2.52	443,183	11,744	3.54
Total interest-bearing liabilities	1,908,855	24,502	1.72	2,052,238	38,746	2.52
Noninterest-bearing liabilities:
Demand deposits	293,204			240,148
Other liabilities	11,985			8,182
Total liabilities	2,214,044			2,300,568
Shareholders' equity	177,685			180,484
Total liabilities & shareholders' equity	$2,391,729			$2,481,052
Net interest income		$62,273			$53,229
Net interest spread			3.51%			2.72%
Net interest rate margin (4)			3.75			3.03

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,246,000 and $1,071,000 for the nine months ended September 30, 2010 and 2009, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year. The tax-equivalent adjustments were $758,000 and $1,503,000 for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Covered loans are loans covered by FDIC loss share agreements and are recorded at fair value.
(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2010 compared to 2009
	3 month			9 month
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$(2,779)	$4,694	$1,915	$(12,810)	$7,844	$(4,966)
Nontaxable loans (3)	(550)	(190)	(740)	(1,994)	(154)	(2,148)
Taxable investments in debt
and equity securities	513	(325)	188	2,796	(1,209)	1,587
Nontaxable investments in debt
and equity securities (3)	69	(2)	67	131	(7)	124
Short-term investments	8	34	42	173	30	203
Total interest-earning assets	$(2,739)	$4,211	$1,472	$(11,704)	$6,504	$(5,200)

Interest paid on:
Interest-bearing transaction accounts	$77	$(48)	$29	$249	$(107)	$142
Money market accounts	224	(161)	63	357	(470)	(113)
Savings	1	(1)	-	2	(3)	(1)
Certificates of deposit	(256)	(2,107)	(2,363)	(144)	(5,666)	(5,810)
Subordinated debentures	-	(6)	(6)	-	(199)	(199)
Borrowed funds	(1,595)	(1,317)	(2,912)	(5,516)	(2,747)	(8,263)
Total interest-bearing liabilities	(1,549)	(3,640)	(5,189)	(5,052)	(9,192)	(14,244)
Net interest income	$(1,190)	$7,851	$6,661	$(6,652)	$15,696	$9,044

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses and Nonperforming Assets
The provision for loan losses in the third quarter of 2010 was $7.7 million compared to $9.0 million in the second quarter of 2010 and $6.5 million in the second quarter of 2009. The lower loan loss provision in the third quarter of 2010 compared to the second quarter of 2010 was due to fewer loan risk rating downgrades. The allowance for loan losses as a percentage of total loans was 2.43% at September 30, 2010 representing 90% of nonperforming loans. The loan loss allowance was 2.55% in the second quarter of 2010 and 2.13% at September 31, 2009. Management believes that the allowance for loan losses is adequate at September 30, 2010.

For the third quarter of 2010, the Company recorded net chargeoffs of $5.9 million, or 1.23%, of average portfolio loans on an annualized basis, compared to $7.8 million, or 1.76%, for the second quarter of 2010 and $6.2 million, or 1.16%, for the third quarter of 2009. Approximately 40% of the chargeoffs in the third quarter of 2010 were related to investor-owned commercial real estate loans, 11% were related to commercial and industrial loans, and 45% were related to construction real estate loans. For the nine month period ended September 30, 2010, the Company recorded net chargeoffs of $26.4 million. Approximately 46% of the chargeoffs for the first nine months of 2010 were related to investor-owned commercial real estate loans, 36% were related to construction real estate loans, and 10% were related to commercial and industrial loans.

At September 30, 2010, nonperforming loans were $51.9 million, or 2.69%, of total loans. This compares to $38.5 million, or 2.10%, at December 31, 2009 and $47.0 million, or 2.22%, at September 30, 2009. The nonperforming loans are comprised of approximately 51 relationships with the largest being a $5.3 million loan secured by a commercial office building in St. Louis. Eight relationships comprise almost $29.0 million, or 56% of the total nonperforming loans. Approximately 57% of the nonperforming loans are located in the St. Louis region with the remainder located in the Kansas City region. At September 30, 2010, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans based on Call Report codes were as follows:

	September 30,	June 30,	March 31,	December 31,
(in thousands)	2010	2010	2010	2009
Construction, Real Estate/Land Acquisition and Development	$15,892	$18,897	$20,119	$21,682
Commercial Real Estate	21,644	18,481	26,485	9,384
Residential Real Estate	6,420	2,509	6,401	4,130
Commercial & Industrial	7,999	6,663	2,695	3,254
Consumer & Other	-	-	85	90
Total	$51,955	$46,550	$55,785	$38,540

The following table summarizes the changes in nonperforming loans by quarter.

	2010
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$46,550	$55,785	$38,540	$38,540
Additions to nonaccrual loans	19,373	15,440	39,663	74,476
Additions to restructured loans	2,286	454	611	3,351
Chargeoffs	(7,023)	(8,314)	(12,963)	(28,300)
Other principal reductions	(1,881)	(4,580)	(2,739)	(9,200)
Moved to Other real estate	(7,122)	(11,350)	(5,564)	(24,036)
Moved to Other bank owned assets	-	-	(955)	(955)
Moved to performing	(228)	-	(1,693)	(1,921)
Loans past due 90 days or more and still accruing interest	-	(885)	885	-
Nonperforming loans end of period	$51,955	$46,550	$55,785	$51,955

Other real estate
Other real estate was $34.7 million at September 30, 2010 compared to $25.1 million at December 31, 2009 and $19.3 million at September 30, 2009. Other real estate includes $2.3 million related to Valley Capital and $5.5 million related to Home National, which are covered by FDIC loss sharing agreements. Other real estate not covered by an FDIC loss share agreement totaled $27.0 million at September 30, 2010, an increase of $3.3 million from June 30, 2010. Third quarter additions include two commercial real estate properties valued at $3.1 million and $1.4 million, respectively.

The following table summarizes the changes in Other real estate since December 31, 2009.

	2010
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$25,884	$20,947	$25,084	$25,084
Additions and expenses capitalized
to prepare property for sale	7,122	11,350	5,564	24,036
Additions from FDIC assisted transactions	5,469	-	113	5,582
Writedowns in fair value	(1,750)	(1,364)	(574)	(3,688)
Sales	(2,040)	(5,049)	(9,240)	(16,329)
Other real estate end of period	$34,685	$25,884	$20,947	$34,685

At September 30, 2010, Other real estate was comprised of 25% residential lots, 23% completed homes, and 52% commercial real estate. Of the total Other real estate, 27%, or 28 properties, are located in the Kansas City region, 51%, or 25 properties, are located in the St. Louis region and 22%, or 22 properties, are located in the Arizona region related to Valley Capital and Home National.

Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Writedowns in fair value of Other real estate is recorded in Loan legal and other real estate expense which is reported as part of noninterest expense.

At September 30, 2010, nonperforming assets also included $850,000 of non-real estate repossessed assets.

Our nonperforming credits are concentrated in the construction, land development and commercial real estate segments and those areas remain stressed with continued downward pressure on valuations. We continue to monitor our loan portfolio for signs of credit weakness in segments other than real estate. Our commercial and industrial portfolio has shown no significant signs of deterioration. While we have no significant nonperforming assets or past due loans in this sector, certain segments of the commercial and industrial portfolio may be adversely affected should the current low growth economy continue for a protracted period of time.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Allowance at beginning of period	$45,258	$44,768	$42,995	$33,808
Loans charged off:
Commercial and industrial	742	189	2,938	2,655
Real estate:
Commercial	2,929	2,170	13,052	7,604
Construction	3,135	2,418	10,076	7,535
Residential	217	1,928	1,960	3,571
Consumer and other	-	-	274	43
Total loans charged off	7,023	6,705	28,300	21,408
Recoveries of loans previously charged off:
Commercial and industrial	39	30	101	35
Real estate:
Commercial	822	96	989	162
Construction	2	2	278	5
Residential	251	347	456	393
Consumer and other	-	1	70	12
Total recoveries of loans	1,114	476	1,894	607
Net loan chargeoffs	5,909	6,229	26,406	20,801
Provision for loan losses	7,650	6,480	30,410	32,012

Allowance at end of period	$46,999	$45,019	$46,999	$45,019

Excludes assets covered under FDIC loss share agreements
Average loans	$1,768,208	$2,122,980	$1,780,281	$2,168,484
Total portfolio loans	1,796,637	2,113,365	1,796,637	2,113,365
Nonperforming loans	51,955	46,982	51,955	46,982
Net chargeoffs to average loans (annualized)	1.33%	1.16%	1.98%	1.28%
Allowance for loan losses to loans	2.62	2.13	2.62	2.13

Includes assets covered under FDIC loss share agreements
Average loans	$1,903,412	$2,122,980	$1,834,238	$2,168,484
Total portfolio loans	1,930,844	2,113,365	1,930,844	2,113,365
Net chargeoffs to average loans (annualized)	1.23%	1.16%	1.92%	1.28%
Allowance for loan losses to loans	2.43	2.13	2.43	2.13

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	September 30,	December 31
(in thousands)	2010	2009
Non-accrual loans	$47,504	$37,441
Loans past due 90 days or more and still accruing interest	-	-
Restructured loans	4,451	1,099
Total nonperforming loans (1)	51,955	38,540
Foreclosed property (1)	26,937	22,918
Other bank owned assets	850	-
Total nonperforming assets	$79,742	$61,458

Excludes assets covered under FDIC loss share agreements
Total portfolio loans	$1,796,637	$1,818,481
Total loans plus foreclosed property	1,824,424	1,841,399
Nonperforming loans to total loans	2.89%	2.12%
Nonperforming assets to total loans plus foreclosed property	4.37	3.34
Nonperforming assets to total assets (1)	3.18	2.60

Includes assets covered under FDIC loss share agreements
Total assets	$2,504,244	$2,365,655
Total portfolio loans	1,930,844	1,832,125
Total loans plus foreclosed property	1,966,379	1,857,209
Nonperforming loans to total loans	2.69%	2.10%
Nonperforming assets to total loans plus foreclosed property	4.45	3.43
Nonperforming assets to total assets (1)	3.49	2.69

Allowance for loan losses to nonperforming loans	90.00%	112.00%

(1)	Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets

Noninterest Income
Noninterest income decreased $3.0 million, or 33%, from the third quarter of 2009 compared to the third quarter of 2010. The decrease is primarily due to $5.3 million pre-tax gain from the extinguishment of debt during the third quarter of 2009 offset by $1.4 million of accretion of the indemnification assets related to the FDIC acquisitions. For the nine months ended September 30, 2010, noninterest income decreased $504,000, or 3%, from the same period in 2009.
  Wealth Management revenue – For the quarter ended September 30, 2010, Wealth Management revenue from the Trust division increased $191,000, or 17%, compared to the same period in 2009. Year-to-date, Trust revenues increased $403,000, or 11%, over the same period in 2009. The increase is attributable to higher account values, several estate planning-related insurance sales and generally improving sales momentum in the Trust organization. Assets under administration increased to $1.4 billion at September 30, 2010, a 19% increase from September 30, 2009 primarily due to market value increases.

  Service charges on deposit accounts – Decreases in Service charges on deposit accounts were primarily due to reduced overdraft and service charges on business checking accounts.

  Sale of other real estate – For the quarter ended September 30, 2010, we sold $2.0 million of Other real estate for a gain of $144,000. Year-to-date through September 30, 2010, we sold $16.3 million of Other real estate for a net gain of $434,000. For the year to date period in 2009, we sold $15.7 million of Other real estate for a net gain of $143,000.

  State tax credit brokerage activities – For the quarter ended September 30, 2010, we recorded a gain of $884,000 compared to a gain of $911,000 in the third quarter of 2009. For the nine months ended September 30, 2010, we recorded a gain of $2.3 million on state tax credit activity compared to a gain of $973,000 in the same period in 2009. For the nine months ended September 30, 2010, gains of $1.3 million from the sale of state tax credits to clients and a positive fair value adjustment of $2.5 million were partially offset by a $1.5 million negative fair value adjustment on the interest rate caps used to economically hedge the tax credits. See Note 7 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more detailed information on the fair value treatment of the state tax credits, see Note 9 – Fair Value Measurements.

  Sale of investment securities – During the first nine months of 2010, the Company elected to reposition a portion of the investment portfolio and sold approximately $98.3 million of securities realizing a $1.2 million gain on these sales. We reinvested the proceeds in U.S. Government sponsored enterprises and Residential mortgage-backed securities.

  Miscellaneous income – The year over year increase includes $1.4 million related to the accretion of the indemnification asset as part of the Valley Capital and Home National Bank transactions along with $475,000 of increases in the cash value of Bank Owned Life Insurance. In the first nine months of 2009, Miscellaneous income included a $530,000 loss realized from the termination of two interest rate swaps.
Noninterest Expense
Noninterest expenses were $15.5 million in the third quarter of 2010, an increase of $2.5 million, or 19%, from the third quarter of 2009. For the nine months ended September 30, 2010, noninterest expense decreased $41.4 million, or 49%, from prior year. The year to date decrease is due to a $45.4 million goodwill impairment charge related to the banking segment. Excluding the goodwill impairment charge, noninterest expenses increased $3.9 million, or 10%, compared to the first nine months of 2009. The increase resulted from an increase in salaries and benefits and loan, legal and other real estate expense.

For the three and nine months ended September 30, 2010, salaries and benefits increased primarily due to the recruitment of several prominent St. Louis bankers and the accrual of higher variable compensation expense.

For the three and nine months ended September 30, 2010, increases in loan legal and other real estate were largely due to fair value adjustments on other real estate.

The Company’s efficiency ratio in the third quarter of 2010 was 51% compared to 49% in the third quarter of 2009. Excluding the 2009 goodwill impairment charge, the year to date efficiency ratio through September 30, was 56% and 58%, in 2010 and 2009, respectively.

Income Taxes
In the first quarter of 2010, the Company concluded that changes in the Company’s estimated 2010 pre-tax results and changes in projected permanent items produced significant variability in the estimated annual effective tax rate. Accordingly, the Company has determined that the actual effective tax rate for the year to date period is the best estimate of the effective tax rate. The effective tax rate for 2010 could differ significantly from the effective tax rate for the first nine months of 2010.

For the three months ended September 30, 2010, the Company’s income tax expense, which includes both federal and state taxes, was $2.3 million compared to $2.2 million in expense for the same period in 2009. The combined federal and state effective income tax rates for the three and nine months ended September 30, 2010 were 31.3% and 10.0%, respectively, compared to 32.1% and 4.6% for the same periods in 2009. The change in the effective tax rate from 2009 is primarily the result of the $45.4 million nondeductible goodwill impairment charge in 2009.

The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at September 30, 2010 is more likely-than-not to be realized, and accordingly, no valuation allowance has been recorded.

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

On June 17, 2009, the Company filed a Shelf Registration statement on Form S-3 for up to $35.0 million of certain types of our securities. The Registration became effective on July 1, 2009. In January 2010, the Company issued $15.0 million in stock through a private offering and separately registered those shares in March 2010. The proceeds of the offering were injected into the Bank to improve the Bank’s capital position. Proceeds from any additional offerings would be used for capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital, to make acquisitions, for general corporate purposes, or for the redemption of all or part of the preferred stock held by the U.S. Treasury as a result the Company’s participation in the Capital Purchase Program.

As of September 30, 2010, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Management believes our current level of cash at the holding company of approximately $17.6 million will be sufficient to meet all projected cash needs for the next 12 months.

Bank liquidity
On July 9, 2010, the Bank entered into an agreement with the FDIC to purchase approximately $256 million of loans originated and other real estate acquired from Home National. The acquisition was initially funded with cash on hand and short-term advances from the Federal Reserve and FHLB. The short-term advances were replaced with $119 million of brokered time deposits at a weighted average rate of 1.29% and a weighted average term of 2 years, $75 million of short-term internet time deposits with a weighted average rate of 1.01% and weighted average term of approximately one year, and $20 million of CDARS “one-way buy” deposits, with a rate of 0.30% and a term of 12 weeks. In total, the funded term portion of this acquisition has a weighted average rate of approximately 1.18% and a weighted average term of approximately 18 months.

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2010, the Bank could borrow an additional $94.1 million from the FHLB of Des Moines under blanket loan pledges and an additional $283.7 million from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with three correspondent banks totaling $30.0 million. Under recent industry-wide directive by the Federal Reserve, the availability under the Federal Reserve line is restricted to backup liquidity on a very short term basis (1-2 days).

Of the $261.6 million of the securities available for sale at September 30, 2010, $167.0 million was pledged as collateral for public deposits, treasury, tax and loan notes, and other requirements. The remaining $94.6 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Bank considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of September 30, 2010, the Bank had $171.5 million of reciprocal CDARS deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Bank also has access to the “one-way buy” program, which allows it to bid on the excess deposits of other CDARS member banks. The Bank will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At September 30, 2010, the Bank had outstanding “one-way buy” deposits of $20 million which mature in the fourth quarter of 2010.

Because the Bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At September 30, 2010, the Bank had $218.0 million of brokered certificates of deposit outstanding compared to $207.6 million outstanding at September 30, 2009 and $156.2 million at December 31, 2009.

Over the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Bank’s liquidity. The Bank has $416.5 million in unused loan commitments as of September 30, 2010. While this commitment level would be difficult to fund given the Bank’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

Regulatory capital
The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank affiliate must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The banking affiliate’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking affiliate to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of September 30, 2010 and December 31, 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2010	2009
Tier 1 capital to risk weighted assets	11.80%	10.67%
Total capital to risk weighted assets	14.19%	13.32%
Leverage ratio (Tier 1 capital to average assets)	9.46%	8.96%
Tangible common equity to tangible assets	5.79%	5.44%
Tier 1 capital	$235,333	$215,099
Total risk-based capital	$282,919	$268,454

A reconciliation of shareholders’ equity to tangible common equity and total assets to tangible assets is provided in the table below. The Company believes the tangible common equity ratio is an important financial measure of capital strength even though it is considered to be a non-GAAP measure.

	At September 30,	At December 31,
(In thousands)	2010	2009
Shareholders' equity	$180,580	$163,912
Less: Preferred stock	(32,335)	(31,802)
Less: Goodwill	(2,064)	(2,064)
Less: Intangible assets	(1,322)	(1,643)
Tangible common equity	$144,859	$128,403

Total assets	$2,504,244	$2,365,655
Less: Goodwill	(2,064)	(2,064)
Less: Intangible assets	(1,322)	(1,643)
Tangible assets	$2,500,858	$2,361,948

Tangible common equity to tangible assets	5.79%	5.44%

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

FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements” This ASU requires additional fair value disclosures including disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. In addition, the guidance also requires disclosures about gross purchases, sales, issuances and settlement activity in the Level 3 rollforward. The Company has applied the disclosure requirements as of January 1, 2010, except for the detailed Level 3 rollforward disclosure, which will be effective for interim and annual periods beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

FASB ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” This ASU amends ASC 310, Receivables by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. ASU 2010-20 is effective for interim and annual periods beginning after December 15, 2010 and concerns disclosure only and will not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

Interest rate simulations for September 30, 2010 demonstrate that rising rate risk for the Bank is declining. A rising rate environment will initially have a negative impact on net interest income because the Bank’s prime rate is set higher than the market prime rate and will not increase with the cost of our deposits and other interest-bearing liabilities. However, changes to the levels and characteristics of earning assets and earning liabilities in the balance sheet primarily due to the Home National asset purchase are reducing the initial negative impact. The simulations projected that the annual net income of the Bank would decrease by approximately 0.97% if rates increased by 100 basis points under a parallel rate shock. This is compared to simulations for December 31, 2009 which projected a decrease in annual net income of 1.7%.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2010.

						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$87,327	$43,456	$28,637	$21,916	$1,573	$78,729	$261,638
Other investments	-	-	-	-	-	13,217	13,217
Interest-bearing deposits	35,588	-	-	-	-	-	35,588
Federal funds sold	1,599	-	-	-	-	-	1,599
Loans (1)	1,233,728	193,636	322,560	60,391	1,266	119,263	1,930,844
Loans held for sale	5,910	-	-	-	-	-	5,910
Total interest-earning assets	$1,364,152	$237,092	$351,197	$82,307	$2,839	$211,209	$2,248,796

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$901,923	$-	$-	$-	$-	$-	$901,923
Certificates of deposit	633,640	105,291	75,914	15,623	31	3,227	833,726
Subordinated debentures	42,374	14,433	28,274	-	-	-	85,081
Other borrowings	83,496	22,000	-	-	10,000	70,000	185,496
Total interest-bearing liabilities	$1,661,433	$141,724	$104,188	$15,623	$10,031	$73,227	$2,006,226

Interest-sensitivity GAP
GAP by period	$(297,281)	$95,368	$247,009	$66,684	$(7,192)	$137,982	$242,570
Cumulative GAP	$(297,281)	$(201,913)	$45,096	$111,780	$104,588	$242,570	$242,570
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.82	1.67	3.37	5.27	-	2.88	1.12
Cumulative GAP as of September 30, 2010	0.82	0.89	1.02	1.06	1.05	1.12	1.12

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1A: RISK FACTORS

Other than the additional risk factor mentioned below, there are no material changes from the risk factors set forth under Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

ITEM 6: EXHIBITS

Exhibit
Number	Description
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 5, 2010.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer