Form 10-K
period 2010-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2011-03-11
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
(Other than a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes [   ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $175,674,752 based on the closing price of the common stock of $12.81 on March 1, 2011, as reported by the NASDAQ Global Select Market.

As of March 1, 2011, the Registrant had 14,928,324 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant’s Proxy Statement for the
2011 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2010.

ENTERPRISE FINANCIAL SERVICES CORP
2010 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “expect,” “anticipate,” “estimate,” “potential,” “could” and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulations or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; or technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors”, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

PART I

ITEM 1: BUSINESS

General
Enterprise Financial Services Corp (“we” or the “Company” or “Enterprise”), a Delaware corporation, is a financial holding company headquartered in St. Louis, Missouri. We are the holding company for a full service banking subsidiary, Enterprise Bank & Trust (the “Bank”), offering banking and wealth management services to individuals and business customers located in the St. Louis, Kansas City and Phoenix metropolitan markets. Our executive offices are located at 150 North Meramec, Clayton, Missouri 63105 and our telephone number is (314) 725-5500.

Acquisitions and Divestitures
Since December 2009, the Bank has entered into three agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume certain liabilities of three failed banks: Valley Capital Bank, Home National Bank and Legacy Bank. In conjunction with each of these, the Bank entered into loss share agreements, under which the FDIC has agreed to reimburse the Bank for a percentage of losses on certain loans and other real estate acquired (“Covered Assets”). The reimbursable losses from the FDIC are based on the book value of the acquired loans and foreclosed assets as determined by the FDIC as of the date of each acquisition.
  Valley Capital Bank (“Valley Capital”) – On December 11, 2009, the Bank acquired certain assets and assumed certain liabilities of Valley Capital, a full service community bank that was headquartered in Mesa, Arizona. Under the terms of the purchase and assumption agreement, the Bank acquired tangible assets of approximately $44.1 million and assumed liabilities of approximately $43.4 million. The FDIC will reimburse the Bank for 80% of the losses on Covered Assets up to $11.0 million and 95% of the losses on Covered Assets exceeding $11.0 million.

  Home National Bank (“Home National”) – On July 9, 2010, the Bank acquired approximately $256.0 million in Arizona-originated assets from the FDIC in connection with the failure of Home National, an Oklahoma bank with operations in Arizona. Under the terms of the loan sale agreement, the Bank acquired the loans originated and other real estate at a discount of 12.5%. The Bank did not assume any deposits or acquire any branches or other assets of Home National in the transaction. The FDIC will reimburse the Bank for 80% of all losses on Covered Assets.

  Legacy Bank (“Legacy”) – On January 7, 2011, the Bank acquired certain assets and assumed certain liabilities of Legacy, a full service community bank that was headquartered in Scottsdale, Arizona. Under the terms of the purchase and assumption agreement, the Bank acquired tangible assets of approximately $131.9 million and assumed liabilities of approximately $130.0 million. In addition, the Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. The FDIC will reimburse the Bank for 80% of all losses on Covered Assets.

  In conjunction with the Legacy acquisition, the Company provided the FDIC with a Value Appreciation Instrument (“VAI”) whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

  Results of Legacy will be reflected in our financial results beginning in 2011. See Note 24 – Subsequent Events for more information.

On January 20, 2010, we sold our life insurance subsidiary, Millennium Brokerage Group, LLC (“Millennium”), for $4.0 million in cash. We acquired 60% of Millennium in October 2005 and acquired the remaining 40% in December 2007. As a result of the sale, Millennium is reported as a discontinued operation for all periods presented herein.

2010 Capital Raise
On January 25, 2010, we completed the sale of 1,931,610 shares, or $15.0 million, of our common stock in a private placement offering. In the first quarter of 2010, the proceeds of the offering were injected into the Bank to further strengthen the Bank’s capital position.

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

Our general business strategy is to generate superior shareholder returns by providing comprehensive financial services primarily to private businesses, their owner families, and other success-minded individuals through banking and wealth management lines of business.

Our banking line of business offers a broad range of business and personal banking services. Lending services include commercial, commercial real estate, financial and industrial development, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities.

The wealth management line of business includes the Company’s trust operations and Missouri state tax credit brokerage activities. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”) provides financial planning, advisory, investment management and trust services to businesses, individuals, institutions and non-profit organizations. Business financial services are focused in the areas of retirement plans, management compensation and management succession planning. Personal advisory services include estate planning, financial planning, business succession planning and retirement planning services. State tax credit brokerage activities consist of the acquisition of Missouri state tax credits and sale of these tax credits to clients.

Key success factors in pursuing our strategy include a focused and relationship-oriented distribution and sales approach, emphasis on growing wealth management revenues, prudent credit and interest rate risk management, advanced technology and tightly managed expense growth.

Building long-term client relationships – Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of business owners and associated relationships. Those relationships are maintained, cultivated and expanded over time by banking officers who generally are highly experienced. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), the Federal Reserve, and by issuing brokered certificates of deposits, priced at or below alternative cost of funds.

Growing Wealth Management business – Enterprise Trust offers a wide range of fiduciary, investment management and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company’s long-term relationship strategy.

Capitalizing on technology – We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include controlled disbursements, repurchase agreements and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, often creating a competitive advantage over larger, nationwide banks. Technology is also extensively utilized in internal systems, operational support functions to improve customer service, and management reporting and analysis.

Maintaining asset quality – The Company monitors asset quality through ongoing, multiple-level formal reviews of loans in each market. These reviews are overseen by the Company’s credit administration department. In addition, the Bank’s loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the audit committee of our board of directors.

Expense management – The Company manages expenses carefully through detailed budgeting and expense approval processes. We measure the “efficiency ratio” as a benchmark for improvement. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income). Continued improvement is targeted to increase earnings per share and generate higher returns on equity.

Market Areas and Approach to Geographic Expansion
We operate in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company, as part of its expansion effort, plans to continue its strategy of operating branches with larger average deposits, and employing experienced staff who are compensated on the basis of performance and customer service.

St. Louis – We have four Enterprise banking facilities in the St. Louis metropolitan area. The St. Louis region enjoys a stable, diverse economic base and is ranked the 18th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and 53,000 households with investable assets of $1.0 million or more. We are the largest publicly-held, locally headquartered bank in this market.

Kansas City – At December 31, 2010, we had seven banking facilities in the Kansas City Market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and 38,000 households with investible assets of $1.0 million or more.

Phoenix – As described above, since December 2009, we have completed three FDIC-assisted transactions in the Phoenix market. At December 31, 2010, we had two full service branches in the Phoenix metropolitan area. In conjunction with the Legacy Bank acquisition, two additional Bank branches opened in Scottsdale in January 2011. See Note 2 – Acquisitions and Divestitures and Note 24 – Subsequent Events for more information.

We believe the Phoenix market offers substantial long-term growth opportunities for the Company. The underlying demographic and geographic factors that propelled Phoenix into one of the fastest growing and most dynamic markets in the country still exist, and we believe these factors should drive continued growth in that market long after the current real estate slump is over. Today, Phoenix has more than 90,000 privately held businesses and 79,000 households with investable assets over $1.0 million each.

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

United States Department of the Treasury Capital Purchase Program: On December 19, 2008, the Company received an investment of approximately $35.0 million from the U.S. Treasury under the Capital Purchase Program (“CPP” or the “Capital Purchase Program”). In exchange for the investment, the Company issued and sold to the U.S. Treasury (i) 35,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 324,074 shares of common stock, par value $.01 per share, of the Company’s common stock, at an initial exercise price of $16.20 per share, subject to certain anti-dilution and other adjustments (the “CPP Warrant”).

Pursuant to the terms of the purchase agreement with the U.S. Treasury, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of junior stock and parity stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.0525) declared on the common stock prior to December 19, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or our affiliates is also restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or U.S. Treasury has transferred all of the Series A Preferred Stock to third parties.

In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its other classes of stock is subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

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

Bank Subsidiary
At December 31, 2010, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

The Bank is subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures. The Bank is subject to periodic examination by the FDIC and Missouri Division of Finance.

Dividends by the Bank Subsidiary: Under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired.

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

Community Reinvestment Act: The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank has a satisfactory rating under CRA.

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

To fund this program, pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based deposit insurance premium system that provides for quarterly assessments. To restore its reserve ratio, the FDIC raised the base annual assessment rate for all institutions in 2009. As a result of this increase, institutions pay an assessment of between 12 and 77.5 basis points depending on the institution’s risk classification. Under the new assessment structure, the Bank’s average annual assessment during 2010 was 15.48 basis points. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher-risk classifications pay assessments at higher rates than institutions that pose a lower risk. Each institution’s assessment rate is further adjusted based on the institution’s reliance on brokered deposits and/or other secured liabilities and the amount of unsecured debt.

On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. As a result, the Bank prepaid $11.5 million in December 2009. Approximately $3.5 million of this prepayment was expensed in 2010.

Employees
At December 31, 2010, we had approximately 331 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

Additionally, because Kansas is a judicial foreclosure state, all foreclosures must be processed through the Kansas state courts. Due to this process, it takes approximately one year for us to foreclose on real estate collateral located in the State of Kansas. Our ability to recover on defaulted loans secured by Kansas property may be delayed and our recovery efforts are lengthened due to this process.

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

We believe the level of liquid assets at the Bank is sufficient to meet our current and anticipated funding needs. In addition, we believe our current level of cash at the holding company will be sufficient to meet all projected cash needs in 2011. See “Liquidity and Capital Resources” for more information.

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

If our business does not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2010, the Company did not carry a valuation allowance against its deferred tax asset balance of $16.1 million. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.

If the Bank incurs losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
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
Our operations are subject to extensive regulations by federal, state and local governmental authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. We are now also subject to supervision, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General for the Troubled Asset Relief Program (“TARP”) by virtue of our participation in the Capital Purchase Program. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Any future increases in FDIC insurance premiums might adversely impact our earnings.
In 2009, the FDIC charged a “special assessment” on each insured depository institution’s assets minus Tier 1 capital. Our special assessment amounted to $$1.1 million. In 2009, the FDIC also raised our annual assessment rate by 9.11 basis points to an average of 15.43 basis points. Our average annual assessment rate in 2010 was 15.48 basis points. It is possible that the FDIC may impose additional special assessments in the future or further increase our annual assessment, which could adversely affect our earnings.

We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different institutions and counterparties, and execute transactions with various counterparties in the financial industry, including federal home loan banks, commercial banks, brokers and dealers, investment banks and other institutional clients. Defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems in prior years and could lead to losses or defaults by us or by other institutions. Any such losses could materially and adversely affect our results of operations.

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

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book value, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, reimbursements of losses from the FDIC, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. Finally, to the extent that we issue capital stock in connection with transactions, such transactions and related stock issuances may have a dilutive effect on earnings per share of our common stock and share ownership of our stockholders.

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
Enterprise depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of its revenue. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to Enterprise under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC or Federal Reserve could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to Enterprise or make payments under the tax sharing agreement, Enterprise may not be able to service its debt, pay dividends on our Series A Preferred Stock or pay dividends on its common stock. If we are unable or determine not to pay dividends on our common stock, the market price of the common stock could be materially adversely affected.

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
We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The Company’s board of directors has broad discretion regarding the type and price of such securities. A variety of factors, including financial market conditions, may influence the timing of any such issuance. To allow us to timely respond to opportunities to raise capital, we filed a shelf registration statement on Form S-3 which became effective on July 1, 2009. Under Rule 415 of the Securities Act of 1933, we have until July 1, 2012 to issue securities pursuant to this registration statement.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market, or the perception that such sales could occur. Holders of our common stock do not have anti-dilution or preemptive rights under the Delaware General Corporation Law, as amended (“DGCL”), the Company’s certificate of incorporation (as amended and together with all certificates of designations) or by-laws. Shares of our common stock are not redeemable and have no subscription or conversion rights.

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
Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws, as well as various provisions of federal and Missouri state law applicable to bank and bank holding companies, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to Section 203 of the DGCL, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation, as amended, authorizes our board of directors to issue preferred stock and preferred stock could be issued as a defensive measure in response to a takeover proposal. In the event of a proposed merger, tender offer or other attempt to gain control of the Company, our board of directors would have the ability to readily issue available shares of preferred stock as a method of discouraging, delaying or preventing a change in control of the Company. Such issuance could occur whether or not our stockholders favorably view the merger, tender offer or other attempt to gain control of the Company. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders. Although we have no present intention to issue any additional shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2010, we had four banking locations and a support center in the St. Louis metropolitan area, seven banking locations in the Kansas City metropolitan area, and two banking locations in the Phoenix metropolitan area. We own four of the facilities and lease the remainder. Most of the leases expire between 2011 and 2022 and include one or more renewal options of 5 years. One lease expires in 2026. All the leases are classified as operating leases. We believe all our properties are in good condition.

Wealth management facilities
Our Wealth Management operations are headquartered in approximately 11,000 square feet of commercial condominium space in Clayton Missouri located approximately two blocks from our executive offices. Enterprise Trust also has offices in one of our banking locations in Kansas City. Expenses related to the space used by Enterprise Trust are allocated to the Wealth Management segment.

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

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices
The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “EFSC”. Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock. There may have been other transactions at prices not known to the Company. As of March 1, 2011, the Company had 595 common stock shareholders of record and a market price of $12.81 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2010				2009
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$10.46	$9.30	$9.64	$11.06	$7.71	$9.25	$9.09	$9.76
High	10.95	10.82	11.42	11.37	9.25	12.24	11.46	14.81
Low	8.86	7.96	9.12	7.62	7.25	8.96	7.88	7.52
Cash dividends paid
on common shares	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2010, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2010:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation
plans approved by the
Company's shareholders	902,932	$15.71	705,194
Equity compensation
plans not approved by
the Company's
shareholders	--	--	--
Total	902,932 (1)	$15.71	705,194 (2)

(1)	Includes the following:
- 23,590 shares of common stock to be issued upon exercise of outstanding stock options under the 1996 Stock Incentive Plan (Plan III);
- 153,785 shares of common stock to be issued upon exercise of outstanding stock options under the 1999 Stock Incentive Plan (Plan IV);
- 190,670 shares of common stock to be issued upon exercise of outstanding stock options under the 2002 Stock Incentive Plan (Plan V);
- 532,387 shares of common stock used as the base for grants of stock settled stock appreciation rights under the 2002 Stock Incentive Plan (Plan V);
- 2,500 shares of common stock to be issued upon exercise of outstanding stock options under the 1998 Nonqualified Plan.

(2)	Includes the following:
- 665,742 shares of common stock available for issuance under the 2002 Stock Incentive Plan (Plan V);
- 39,452 shares of common stock available for issuance under the Non-management Director Stock Plan.

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Holders of our Series A Preferred Stock originally issued to the U.S. Treasury on December 19, 2008, are entitled to cumulative dividends of 5% per annum. Dividends on the Series A Preferred Stock are currently payable at the rate of $1.8 million per annum. Dividends on the Series A Preferred Stock are prior to and in preference to any dividends payable on our common stock. Pursuant to the terms of the purchase agreement with the U.S. Treasury under the Capital Purchase Program, prior to December 19, 2011 our ability to declare or pay dividends on junior securities is subject to restrictions, including a restriction against increasing the dividend rate on our common stock from the last quarterly cash dividend per share ($0.0525) declared on our common stock prior to December 19, 2008. The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock. In addition, the Company currently plans to retain most of its earnings to strengthen our balance sheet given the weak economic environment.

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

The following graph* compares the cumulative total shareholder return on the Company’s common stock from December 31, 2005 through December 31, 2010. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on December 31, 2005 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Enterprise Financial Services Corp	100.00	144.58	106.57	69.02	35.72	49.54
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

*Source: SNL Financial L.C. Used with permission. All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2010. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year ended December 31,
(in thousands, except per share data)	2010	2009		2008	2007	2006
EARNINGS SUMMARY:
Interest income	$122,035	$118,486		$127,021	$130,249	$98,545
Interest expense	32,411	48,845		60,338	69,242	47,308
Net interest income	89,624	69,641		66,683	61,007	51,236
Provision for loan losses	33,735	40,412		26,510	5,120	2,273
Noninterest income	18,360	19,877		20,341	12,852	9,897
Noninterest expense	62,908	98,427		48,776	44,695	37,754
Income (loss) from continuing operations	11,341	(49,321)		11,738	24,044	21,107
Income tax expense (benefit) from continuing operations	2,221	(2,650)		3,672	8,098	7,357
Net income (loss) from continuing operations	9,120	(46,671)		8,066	15,946	13,750
Net income (loss)	$9,120	$(47,955)		$1,848	$17,255	$15,379

PER SHARE DATA:
Basic earnings (loss) per common share:
From continuing operations	$0.45	$(3.82)		$0.63	$1.30	$1.25
Total	0.45	(3.92)		0.14	1.41	1.40
Diluted earnings (loss) per common share:
From continuing operations	0.45	(3.82)		0.63	1.27	1.21
Total	0.45	(3.92)		0.14	1.37	1.35
Cash dividends paid on common shares	0.21	0.21		0.21	0.21	0.18
Book value per common share	10.13	10.25		14.33	13.91	11.50
Tangible book value per common share	9.91	9.97		10.27	8.81	8.40

BALANCE SHEET DATA:
Ending balances:
Portfolio loans not covered under FDIC loss share	1,766,351	1,818,481		2,201,457	1,784,278	1,376,452
Portfolio loans covered under FDIC loss share at fair value	126,711	13,644		-	-	-
Allowance for loan losses	42,759	42,995		33,808	22,585	17,475
Goodwill	2,064	2,064		48,512	57,177	29,983
Intangibles, net	1,223	1,643		3,504	6,053	5,789
Assets	2,805,840	2,365,655		2,493,767	2,141,329	1,600,004
Deposits	2,297,721	1,941,416		1,792,784	1,585,013	1,315,508
Subordinated debentures	85,081	85,081		85,081	56,807	35,054
Borrowings	226,633	167,438		392,926	312,427	105,481
Shareholders' equity	183,348	163,912		214,572	172,515	132,683
Average balances:
Loans not covered under FDIC loss share	1,782,023	2,097,028		2,001,073	1,599,596	1,214,436
Loans covered under FDIC loss share	72,724	1,244		-	-	-
Earning assets	2,262,430	2,334,697		2,125,581	1,723,214	1,355,704
Assets	2,455,555	2,462,237		2,298,882	1,856,466	1,440,685
Interest-bearing liabilities	1,957,390	2,025,339		1,883,904	1,469,258	1,110,845
Shareholders' equity	179,896	177,374		182,175	160,783	112,633

SELECTED RATIOS:
Return on average common equity	4.50%	(34.51	) %	0.98%	10.73%	13.65%
Return on average assets	0.27	(2.05)		0.08	0.93	1.07
Efficiency ratio	58.26	109.95		56.05	60.51	61.76
Average common equity to average assets	6.02	5.92		7.89	8.65	7.78
Yield on average interest-earning assets	5.44	5.15		6.04	7.63	7.34
Cost of interest-bearing liabilities	1.66	2.41		3.20	4.71	4.26
Net interest rate spread	3.78	2.74		2.84	2.92	3.08
Net interest rate margin	4.01	3.06		3.20	3.61	3.85
Nonperforming loans to total loans	2.45	2.10		1.61	0.71	0.47
Nonperforming assets to total assets	2.97	2.69		1.98	0.73	0.50
Net chargeoffs to average loans	1.83	1.42		0.76	0.13	0.10
Allowance for loan losses to total loans	2.26	2.35		1.54	1.27	1.27
Dividend payout ratio - basic	34.22	(5.62)		144.02	15.29	12.85

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2010. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company’s business operations described in Item 1.

EXECUTIVE SUMMARY
This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

2010 Operating Results
For 2010, we reported net income of $9.1 million compared to a net loss of $48.0 million in 2009. The net loss for 2009 was primarily attributable to a $45.4 million non-cash accounting charge to eliminate goodwill related to the Company’s banking segment. After deducting preferred stock dividends, net income available to common shareholders was $6.7 million, or $0.45 per diluted share, compared to a net loss available to common shareholders of $50.4 million, or $3.92 per diluted share in 2009.

On July 9, 2010, the Bank acquired approximately $256.0 million in assets from the FDIC in connection with the failure of Home National Bank, an Oklahoma bank with operations in Arizona. The Company acquired the loans originated and other real estate at a discount of 12.5%. As part of the purchase transaction, the Bank and the FDIC entered into a loss sharing agreement on the assets acquired. The Bank did not assume any deposits or acquire any branches or other assets of Home National in the transaction. The asset purchase contributed approximately $11.8 million to the 2010 pre-tax results. See Note 2 – Acquisitions and Divestitures for more information.

On a pre-tax, pre-provision basis, the Company’s operating income from continuing operations was $48.6 million, for the year 2010 compared to $31.9 million in 2009. The pre-tax earnings associated with the Home National asset purchase drove most of the increased earnings from 2009. In addition to the acquisition impact, results for 2010 were favorably impacted by lower provision for loan losses, level loan yields, and decreasing deposit costs. Finally, Wealth management revenues continue to improve, with revenues growing steadily in each of the past four quarters.

We are presenting pre-tax, pre-provision income from continuing operations, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, because we believe adjusting our results to exclude discontinued operations, loan loss provision expense, impairment charges, special FDIC assessments and unusual gains or losses provide shareholders with a more comparable basis for evaluating period-to-period operating results. A schedule reconciling pre-tax income (loss) from continuing operations to pre-tax, pre-provision income from continuing operations is provided in the following tables.

	For the Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Total Year
(In thousands)	2010	2010	2010	2010	2010
Pre-tax income (loss) from continuing operations	$8,347	$7,233	$537	$(4,776)	$11,341
Sales and fair value writedowns of other real estate	2,683	1,606	678	586	5,553
Sale of securities	(781)	(124)	(525)	(557)	(1,987)
Income (loss) before income tax	10,249	8,715	690	(4,747)	14,907
Provision for loan losses	3,325	7,650	8,960	13,800	33,735
Pre-tax, pre-provision income from continuing operations	$13,574	$16,365	$9,650	$9,053	$48,642

	For the Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Total Year
(In thousands)	2009	2009	2009	2009	2009
Pre-tax income (loss) from continuing operations	$8	$7,003	$(1,634)	$(54,698)	$(49,321)
Goodwill impairment charge	-	-	-	45,377	45,377
Sales and fair value writedowns of other real estate	1,166	602	508	549	2,825
Sale of securities	(3)	-	(636)	(316)	(955)
Gain on extinguishment of debt	(2,062)	(5,326)	-	-	(7,388)
FDIC special assessment (included in Other noninterest expense)	-	(105)	1,100	-	995
Income (loss) before income tax	(891)	2,174	(662)	(9,088)	(8,467)
Provision for loan losses	8,400	6,480	9,073	16,459	40,412
Pre-tax, pre-provision income from continuing operations	$7,509	$8,654	$8,411	$7,371	$31,945

On January 7, 2011, the Bank continued its expansion into the Arizona market through an FDIC-assisted transaction in which the Bank acquired certain assets and assumed certain liabilities of Legacy Bank of Scottsdale, Arizona. See Item 8, Note 24 – Subsequent Events for more information.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 8, Note 20 – Segment Reporting. Unless otherwise noted, this discussion excludes discontinued operations.

Banking
For 2010, the Banking segment recorded net income of $14.0 million compared to a net loss of $43.2 million for 2009. Excluding the non-tax deductible goodwill impairment of $45.4 million, the Banking segment recorded net income of $2.2 million for 2009. Below is a summary of 2010:
  Loan demand – Portfolio loans were $1.893 billion at December 31, 2010, including $126.7 million of loans covered under FDIC loss share agreements. Excluding the loans covered under loss share, portfolio loans decreased $52.1 million, or 3%, from December 31, 2009.

  While loan pipelines strengthened in the last six months, particularly in the St. Louis market, payoffs and paydowns more than offset the new loans generated in the year. In 2010, the Company continued to decrease its exposure to non-owner occupied commercial real estate, Construction, and Residential real estate while slightly increasing the Commercial and Industrial loan category.
	December 31,
(in thousands)	2010		2009
Commercial and industrial	$593,938	31%	$553,988	30%
Commercial real estate- Non owner occupied	444,724	23%	470,621	26%
Commercial real estate- Owner occupied	331,544	18%	346,711	19%
Construction real estate	190,285	10%	221,397	12%
Residential real estate	189,484	10%	209,743	11%
Consumer and other	16,376	1%	16,021	1%
Portfolio loans covered under FDIC loss share	126,711	7%	13,644	1%
Total loan portfolio	$1,893,062	100%	$1,832,125	100%

We expect modest loan growth in 2011 as business activity should improve slightly and additional capacity from new hires and more focused sales teams take effect.
  Deposit growth – During 2010, we focused on growing our core deposit base and increasing our percentage of non-interest bearing deposits. We utilized incentive programs to focus our associates on deposit gathering efforts and aggressively managed deposit rates to achieve this objective.

  Total deposits at December 31, 2010 were $2.298 billion, an increase of $356.3 million, or 18%, over December 31, 2009. Excluding brokered certificates of deposit, “core” deposits increased $355.8 million, or 20%, to $2.1 billion from December 31, 2009. Noninterest-bearing demand deposits increased $76.4 million, or 26%, in 2010 and represented 16% of total deposits at December 31, 2010, up from 15% at December 31, 2009. Management believes a portion of the growth in noninterest-bearing demand deposits is the result of the FDIC deposit guarantee and relatively low rates on non-guaranteed accounts. The Company has maintained a favorable deposit mix, with core deposits representing 93% of total deposits at December 31, 2010, unchanged from the prior year period.

  While the Company historically experiences large increases in fourth quarter core deposits (followed by first quarter reductions), the fourth quarter 2010 growth of $257.9 million was exceptional. Approximately $106.5 million of the fourth quarter growth was related to our new Enterprise Advisory Services initiative, a proprietary deposit platform marketed to registered investment advisory firms. For the year, the Enterprise Advisory Services initiative generated approximately $153.8 million in core deposits.

  Asset quality – Nonperforming loans were $46.4 million, or 2.45%, of portfolio loans at December 31, 2010. The allowance for loan losses was $42.8 million, or 2.26%, of portfolio loans versus $43.0 million, or 2.35% of portfolio loans, at the end of 2009. In 2010, we incurred $34.0 million of net charge-offs, or 1.83% of average loans compared to $29.8 million of net charge-offs, or 1.42% of average loans in 2009.

Provision for loan losses was $33.7 million for 2010 compared to $40.4 million for 2009. The decrease in provision was due to fewer risk rating downgrades and lack of net loan growth. Excluding the loans under FDIC loss share agreements, the Company’s watch list credits as a percentage of total loans have remained relatively flat since year end 2009. The Company continues to monitor loan portfolio risk closely. See Provision for Loan Losses and Nonperforming Assets below for more information.

Excluding the loans under FDIC loss share agreements, the Company expects modest improvement in nonperforming loan levels and loss rates in 2011.
  Net Interest Rate Margin – Our fully tax-equivalent net interest rate margin was 4.01% for 2010 versus 3.06% for 2009. The net interest margin was favorably impacted by lower deposit costs, and the net interest income generated by the loans acquired in the Home National asset purchase. Absent the purchased loans, the net interest margin was 3.57%, a 0.51% improvement over 2009.

  We expect continued wider margins in 2011 based on a better earning asset mix, the full year impact of the Home National asset purchase, the Legacy acquisition and continued discipline on funding costs.
Wealth Management
The Wealth Management segment is comprised of Enterprise Trust and our state tax credit brokerage activities. Wealth Management is a strategic line of business consistent with our Company mission of “guiding our clients to a lifetime of financial success.” It is a driver of fee income and is intended to help us diversify our dependency on bank spread income.

For 2010, Wealth Management recorded a $178,000 net loss from continuing operation compared to a $608,000 net loss from continuing operations in 2009.
  Trust revenues – Revenues from the Trust division increased $1.9 million , or 42%, over 2009. The increase in Trust revenue was attributable to higher account asset values, several estate planning-related insurance sales, and generally improving sales momentum in the Trust organization. Trust assets under administration were $1.499 billion at December 31, 2010 compared to $1.280 billion at December 31, 2009, a 17% increase over one year ago.

  State tax credit brokerage activities – In 2010, revenue from state tax credit brokerage activities were $2.3 million, a $1.2 million, or 117% increase over 2009. The net effects from fair value adjustments on the tax credit assets and related interest rate caps used to economically hedge the tax credits represents $1.1 million of the increase. Tax credit sales in the fourth quarter of 2010 were lower than expected due to the timing of customer purchases.
RESULTS OF CONTINUING OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2010 vs. 2009
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

Net interest income (on a tax-equivalent basis) increased $19.2 million, or 27%, from $71.4 million for 2009 to $90.7 million for 2010. Total interest income increased $2.8 million while total interest expense decreased $16.4 million.

Average interest-earning assets were $2.262 billion in 2010, a decrease of $72.3 million, or 3%, from 2009. Loans accounted for the majority of the reduction, decreasing by $243.5 million, or 12%, to $1.855 billion. The decrease in loans was partially offset by an increase in securities and short-term investments of $171.3 million, or 72% to $407.7 million. Interest income decreased $11.2 million due to volume declines and increased by $14.0 million due to the impact of rates, for a net increase of $2.8 million versus 2009.

Average interest-bearing liabilities decreased $67.9 million, or 3%, to $1.957 billion compared to $2.025 billion for 2009. The decrease in interest-bearing liabilities resulted from a $199.3 million decrease in borrowed funds. The decrease in borrowed funds was partially offset by a $131.3 million increase in interest-bearing deposits. For 2010, interest expense on interest-bearing liabilities decreased $4.8 million due to volume while the impact of declining rates decreased interest expense on interest-bearing liabilities by $11.6 million, for a net decrease of $16.4 million versus 2009. See “Liquidity and Capital Resources” for more information.

For the year ended December 31, 2010, the tax-equivalent net interest rate margin was 4.01% compared to 3.06% for 2009. The net interest margin was favorably impacted by lower deposit costs and the net interest income generated by the loans acquired in the Home National asset purchase. Approximately 0.26% of the increase is related to the loan participation restatement which decreased the 2009 interest rate margin. See Item 8, Note 2 – Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information.

Comparison of 2009 vs. 2008
Net interest income (on a tax-equivalent basis) increased $3.3 million, or 5%, from $68.1 million for 2008 to $71.4 million for 2009. Total interest income decreased $8.2 million while total interest expense decreased $11.5 million.

Average interest-earning assets were $2.335 billion in 2009, an increase of $209.1 million, or 10%, from 2008. Securities and short-term investments accounted for the majority of the growth, increasing by $112.0 million, or 90%, to $236.4 million. Loans increased $97.2 million, or 5%, to $2.098 billion. Interest income on loans increased $6.1 million from growth and decreased by $14.6 million due to the impact of rates, for a net decrease of $8.5 million versus 2008.

Average interest-bearing liabilities increased $141.4 million, or 8%, to $2.025 billion compared to $1.884 billion for 2008. The growth in interest-bearing liabilities resulted from a $132.3 million increase in interest-bearing core deposits, a $15.0 million increase in brokered certificates of deposit, and a $26.2 million increase in subordinated debentures. Borrowed funds declined by $32.1 million in 2009. For 2009, interest expense on interest-bearing liabilities increased $6.4 million due to growth while the impact of declining rates decreased interest expense on interest-bearing liabilities by $17.9 million, for a net decrease of $11.5 million versus 2008. See “Liquidity and Capital Resources” for more information.

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

Approximately $30.0 million of deposits associated with a former branch in DeSoto, Kansas are included for seven months of 2008.

	For the years ended December 31,
	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,751,459	$95,798	5.47%	$2,043,202	$109,413	5.35%	$1,958,806	$119,018	6.08%
Tax-exempt loans (2)	30,564	2,621	8.58	53,826	4,868	9.04	42,267	3,850	9.11
Covered loans (3)	72,724	16,565	22.78	1,244	38	3.05	-	-	0.00
Total loans	1,854,747	114,984	6.20	2,098,272	114,319	5.45	2,001,073	122,868	6.14
Taxable investments in debt and equity securities	276,493	7,458	2.70	172,815	5,778	3.34	111,902	5,268	4.71
Non-taxable investments in
debt and equity securities (2)	5,132	245	4.77	634	37	5.84	804	48	5.97
Short-term investments	126,058	380	0.30	62,976	136	0.22	11,802	254	2.15
Total securities and short-term investments	407,683	8,083	1.98	236,425	5,951	2.52	124,508	5,570	4.47
Total interest-earning assets	2,262,430	123,067	5.44	2,334,697	120,270	5.15	2,125,581	128,438	6.04
Noninterest-earning assets:
Cash and due from banks	11,800			23,959			40,349
Other assets	226,998			146,674			159,832
Allowance for loan losses	(45,673)			(43,093)			(26,880)
Total assets	$2,455,555			$2,462,237			$2,298,882

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$190,275	$847	0.45%	$122,563	662	0.54%	$121,371	1,554	1.28%
Money market accounts	701,360	6,245	0.89	636,350	6,079	0.96	687,867	13,786	2.00
Savings	10,022	35	0.35	9,147	35	0.38	9,594	55	0.57
Certificates of deposit	784,369	15,740	2.01	786,631	23,427	2.98	588,561	24,525	4.17
Total interest-bearing deposits	1,686,026	22,867	1.36	1,554,691	30,203	1.94	1,407,393	39,920	2.84
Subordinated debentures	85,081	4,954	5.82	85,081	5,171	6.08	58,851	3,536	6.01
Borrowed funds	186,283	4,590	2.46	385,567	13,471	3.49	417,660	16,882	4.04
Total interest-bearing liabilities	1,957,390	32,411	1.66	2,025,339	48,845	2.41	1,883,904	60,338	3.20
Noninterest-bearing liabilities:
Demand deposits	305,887			250,435			221,925
Other liabilities	12,383			9,089			10,878
Total liabilities	2,275,660			2,284,863			2,116,707
Shareholders' equity	179,896			177,374			182,175
Total liabilities & shareholders' equity	$2,455,555			$2,462,237			$2,298,882
Net interest income		$90,656			$71,425			$68,100
Net interest spread			3.78%			2.74%			2.84%
Net interest rate margin (4)			4.01			3.06			3.20

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt.
Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,440,000, $1,626,000 and $1,394,000 for the years ended December 31, 2010, 2009, and 2008, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax in effect for the year.
The tax-equivalent adjustments were $1,032,000, $1,784,000 and $1,417,000 for the years ended December 31, 2010, 2009, and 2008 respectively.
(3)	Covered loans are loans covered by FDIC loss share agreements and are recorded at fair value.
(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

Approximately $30.0 million of deposits associated with a former branch in DeSoto, Kansas are included for seven months of 2008.

	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$(12,533)	$15,445	$2,912	$5,038	$(14,605)	$(9,567)
Nontaxable loans (3)	(2,007)	(240)	(2,247)	1,045	(27)	1,018
Taxable investments in debt
and equity securities	2,960	(1,280)	1,680	2,326	(1,816)	510
Nontaxable investments in debt
and equity securities (3)	216	(8)	208	(10)	(1)	(11)
Short-term investments	175	69	244	281	(399)	(118)
Total interest-earning assets	$(11,189)	$13,986	$2,797	$8,680	$(16,848)	$(8,168)

Interest paid on:
Interest-bearing transaction accounts	$317	$(132)	$185	15	(907)	(892)
Money market accounts	596	(430)	166	(964)	(6,743)	(7,707)
Savings	3	(3)	-	(3)	(17)	(20)
Certificates of deposit	(67)	(7,620)	(7,687)	6,979	(8,077)	(1,098)
Subordinated debentures	-	(217)	(217)	1,594	41	1,635
Borrowed funds	(5,656)	(3,225)	(8,881)	(1,233)	(2,178)	(3,411)
Total interest-bearing liabilities	(4,807)	(11,627)	(16,434)	6,388	(17,881)	(11,493)
Net interest income	$(6,382)	$25,613	$19,231	$2,292	$1,033	$3,325

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses. The provision for loan losses was $33.7 million for 2010 compared to $40.4 million for 2009 and $26.5 million for 2008. The volatility in the provision for loan losses since 2008 is due to varying levels of adverse risk rating changes and trends in nonperforming loans.

See the sections below captioned “Loans” And “Allowance for Loan Losses” for more information on our loan portfolio and asset quality.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
				Change 2010	Change 2009
(in thousands)	2010	2009	2008	over 2009	over 2008
Wealth Management revenue	$6,414	$4,524	$5,916	$1,890	$(1,392)
Service charges on deposit accounts	4,739	5,012	4,376	(273)	636
Other service charges and fee income	1,128	963	1,000	165	(37)
Sale of branches/charter	-	-	3,400	-	(3,400)
Sale of other real estate	79	(436)	552	515	(988)
State tax credit activity, net	2,250	1,035	4,201	1,215	(3,166)
Sale of securities	1,987	955	161	1,032	794
Extinguishment of debt	-	7,388	-	(7,388)	7,388
Miscellaneous income	1,763	436	735	1,327	(299)
Total noninterest income	$18,360	$19,877	$20,341	$(1,517)	$(464)

Comparison 2010 vs. 2009
The 2009 results include a $7.4 million pre-tax gain from the extinguishment of debt. See Item 8, Note 2 – Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information. Excluding the gain on extinguishment of debt, noninterest income increased $5.9 million, or 47%, during 2010.

Wealth Management revenue from the Trust division increased $1.9 million, or 42%. The increase in revenue was attributable to higher account asset values, several estate planning-related insurance sales and generally improving sales momentum in the Trust organization. In 2010, we elected to record Wealth Management revenue on a gross basis resulting in a $971,000 increase in Wealth Management revenue which was offset by a related $971,000 increase in Other expenses. Assets under administration were $1.499 billion at December 31, 2010, a $219 million, or 17% increase from one year ago primarily due to higher asset values from stronger financial markets.

In 2010, we sold $26.0 million of other real estate at a gain of $79,000. In 2009, we sold $22.3 million of other real estate at a loss of $436,000.

Gains from state tax credit brokerage activities were $2.3 million in 2010, compared to $1.0 million in 2009. The increase is due to a $142,000 increase from the sale of state tax credits to clients, and a $3.0 million positive fair value adjustment on the tax credit assets offset by a $1.9 million decrease in the fair value adjustment on the related interest rate caps used to economically hedge the tax credits.

In 2010, the Company elected to reposition a portion of the investment portfolio and sold approximately $126.7 million of securities realizing a gain of $2.0 million on these sales. With the proceeds from securities sales and maturities and excess cash, we purchased approximately $323.8 million in mortgage backed securities, including collateralized mortgage obligations, government sponsored agency debentures, and federally tax free municipal securities.

The increase in Miscellaneous income was primarily due to $776,000 of income on bank-owned life insurance policies, and $524,000 related to two interest rate swaps terminated by the Company in 2009.

Comparison 2009 vs. 2008
Noninterest income decreased 2% during 2009. The 2009 results include a $7.4 million pre-tax gain from the extinguishment of debt. See Item 8, Note 2 – Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information. The 2008 results include a $3.4 million pre-tax gain on the sale of the Great American charter along with the Desoto, Kansas and the Liberty, Missouri branches. Excluding these amounts, noninterest income decreased $4.5 million, or 26%, during 2009. This decrease is mainly due to lower wealth management revenue and lower gains from the state tax credit activities.

Wealth Management revenue from the Trust division decreased $1.4 million, or 24%. The revenue declines were primarily due to lower average asset values from net client attrition and adverse financial markets in late 2008 and early 2009. Assets under administration were $1.280 billion at December 31, 2009, a $59 million, or 5% increase from one year ago due to stronger fourth quarter financial markets.

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

The decrease in Miscellaneous income resulted from a $530,000 loss realized in 2009 from the termination of two interest rate swaps and a $638,500 gain recognized in 2008 for ineffectiveness related to a terminated cash flow hedge. See Item 8, Note 7 – Derivative Financial Instruments for more information.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense.

	Years ended December 31,
				Change 2010	Change 2009
(in thousands)	2010	2009	2008	over 2009	over 2008
Employee compensation and benefits	28,513	25,969	27,656	2,543	(1,687)
Occupancy	4,297	4,709	3,985	(412)	724
Furniture and equipment	1,393	1,425	1,390	(32)	35
Data processing	2,234	2,147	2,139	86	8
Communications	554	556	536	(2)	20
Director related expense	607	459	481	148	(22)
Meals and entertainment	1,258	1,037	1,181	221	(144)
Marketing and public relations	902	504	674	398	(171)
FDIC and other insurance	4,402	4,204	1,617	197	2,587
Amortization of intangibles	420	482	599	(62)	(116)
Goodwill impairment charges	-	45,377	-	(45)	45
Postage, courier, and armored car	769	772	863	(2)	(92)
Professional, legal, and consulting	1,736	2,278	1,971	(542)	307
Loan, legal and other real estate expense	9,941	4,788	1,717	5,154	3,071
Other taxes	635	566	542	68	24
Other	5,247	3,154	3,425	2,094	(272)
Total noninterest expense	$62,908	$53,095	$48,776	$9,812	$4,317

Comparison of 2010 vs. 2009
Noninterest expense decreased $35.5 million, or 36%, in 2010. The decrease was primarily due to a $45.4 million goodwill impairment charge associated with the banking segment in 2009. Excluding the goodwill impairment charge, noninterest expenses increased $9.9 million, or 19%. The Company’s efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2010 was 58%. Excluding the goodwill impairment charge, the efficiency ratio was 59% in 2009.

Employee compensation and benefits. Employee compensation and benefits increased $2.5 million, or 10%, over 2009. Employee compensation and benefits increased primarily due the recruitment of several prominent St. Louis bankers, higher variable compensation accruals, and staff additions to support our Arizona acquisition activity.

All other expense categories. Excluding the goodwill impairment charge, all other expense categories increased $7.3 million, or 27%, over 2009. With the exception of loan, legal and other real estate expenses, most categories of expenses were relatively flat year over year.

Occupancy expense decreases were due to lower amortization of leasehold improvements in 2010.

Loan, legal and other real estate expenses increased $5.2 million due to increased levels of nonperforming loans and other real estate properties. Approximately, $3.2 million of the increase represents fair value writedowns on other real estate. Other real estate expenses for items such as utilities, legal fees and insurance increased $1.1 million over 2009. Approximately $278,000 of the increase was related to estimated losses attributable to the unadvanced commitments on impaired loans.

In 2010, we elected to record Wealth Management revenue on a gross basis resulting in a $971,000 increase in Other expenses offset by a related $971,000 increase in Wealth Management revenue. Other expenses also include a $750,000 accrual for a potential fraud loss on a depository account.

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

All other expense categories. Excluding the goodwill impairment charge, all other expense categories increased $6.0 million, or 28%, over 2008.

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

Discontinued Operations
On January 20, 2010, we sold Millennium to an investor group led mostly by former managers of Millennium for $4.0 million in cash, resulting in a $1.6 million pre-tax loss recognized in 2009. As a result of the sale, we have reclassified the results of Millennium for 2009 and prior periods to discontinued operations. The amount of the loss on the sale is primarily due to the write-off of the remaining goodwill associated with the Millennium reporting unit.

For 2009, net loss from discontinued operations was $1.3 million, compared to a net loss of $6.2 million from discontinued operations in 2008. The 2008 loss includes $9.2 million of pre-tax goodwill impairment charges and lower levels of paid premium sales and lower sales margins which significantly reduced Millennium’s operating results.

Income Taxes
In 2010, the Company recorded income tax expense of $2.2 million on pre-tax income of $11.3 million, resulting in an effective tax rate of 19.6%. The following items were included in Income tax expense (benefit) and impacted the 2010 effective tax rate:
  the expiration of the statute of limitations for the 2006 tax year warranted the release of $341,000 of reserves related to certain state tax positions;

  recognition of federal tax benefits of $729,000 related to low income housing tax credits from limited partnership interests.
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

FINANCIAL CONDITION

Comparison for December 31, 2010 and 2009
Total assets at December 31, 2010 were $2.806 billion compared to $2.37 billion at December 31, 2009, an increase of $440.2 million, or 19%. The increase was due to a $186.7 million increase in cash and cash equivalents, a $79.1 million increase in securities available for sale, a $60.9 million increase in portfolio loans, a $77.9 million increase in the FDIC loss share receivable, $9.9 million of additional state tax credits, held for sale, and $20.0 million of additional bank-owned life insurance.

At December 31, 2010, portfolio loans totaled $1.9 billion, an increase of $60.9 million, or 3% from December 31, 2009. For the year, Portfolio loans covered by FDIC loss share agreements increased $113.1 million to $126.7 million, while portfolio loans not covered by FDIC loss share declined $52.1 million.

Strong core deposit growth in 2010, led to significant increases in cash. A portion of the cash was used to increase the available for sale securities portfolio. Securities available for sale were $361.5 million at December 31, 2010 compared to $282.5 million at December 31, 2009. In 2010, securities purchases included government sponsored agency debentures, mortgage backed securities, including collateralized mortgage obligations, and federally tax free municipal securities.

At December 31, 2010, Other assets included $20.7 million of bank-owned life insurance and $8.4 million of prepaid FDIC insurance.

At December 31, 2010, deposits were $2.298 billion, an increase of $356.3 million, or 18%, from $1.941 billion at December 31, 2009. Total brokered CD’s at December 31, 2010 were $156.7 million compared to $156.2 million at December 31, 2009.

Other borrowings at December 31, 2010 and 2009 represent customer repurchase agreements.

On January 25, 2010, the Company completed the sale of 1,931,610 shares, or $15.0 million of its common stock in a private placement offering.

Loans
Excluding loans covered under FDIC loss share agreement, portfolio loans, less unearned loan fees, decreased $52.1 million, or 3% during 2010. Commercial & Industrial loans increased 7.2% during the year and represent more than 30% of the loan portfolio at December 31, 2010. The Company’s lending strategy emphasizes commercial, residential real estate, and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis, Kansas City and Phoenix metropolitan markets. Consumer lending, including residential real estate, is minimal. Payoffs and paydowns, along with higher net charge-offs contributed to the decline in loan balances.

A common underwriting policy is employed throughout the Company. Lending to small and medium sized businesses is riskier from a credit perspective than lending to larger companies, but the risk is appropriately considered with higher loan pricing and ancillary income from cash management activities. As additional risk mitigation, the Company will generally hold only $12.0 million or less of aggregate credit exposure (both direct and indirect) with one borrower, in spite of a legal lending limit of over $68.0 million. There are five borrowing relationships where we have committed more than $10.0 million with the largest being a $20.0 million line of credit with minimal usage. For the $1.9 billion loan portfolio, the Company’s average loan relationship size was just under $1.0 million, and the average note size is approximately $500,000.

The Company also buys and sells loan participations with other banks to help manage its credit concentration risk. At December 31, 2010 the Company had purchased $245.0 million ($162.0 million outstanding) and had sold $357.0 million ($286.0 million outstanding.) Approximately 60 borrowers make up our participations purchased, with an average outstanding loan balance of $2.7 million. Fifteen relationships, or $67.1 million of the $162.0 million in participations purchased, met the definition of a “Shared National Credit”; however, only two of the relationships, or $6.7 million, were considered out of our market.

The following table sets forth the composition of the Company’s loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated.

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Commercial and industrial	$593,938	$553,988	$675,216	$549,479	$380,065
Real estate:
Commercial	776,268	817,332	887,963	720,072	597,547
Construction	190,285	221,397	378,092	301,710	207,189
Residential	189,484	209,743	235,019	175,258	156,109
Consumer and other	16,376	16,021	25,167	37,759	35,542
Portfolio loans covered under FDIC loss share	126,711	13,644	-	-	-
Total Loans	$1,893,062	$1,832,125	$2,201,457	$1,784,278	$1,376,452

	December 31,
	2010	2009	2008	2007	2006
Commercial and industrial	31.4%	30.2%	30.7%	30.8%	27.6%
Real estate:
Commercial	41.0%	44.6%	40.3%	40.4%	43.4%
Construction	10.1%	12.1%	17.2%	16.9%	15.1%
Residential	10.0%	11.4%	10.7%	9.8%	11.3%
Consumer and other	0.8%	1.0%	1.1%	2.1%	2.6%
Portfolio loans covered under FDIC loss share	6.7%	0.7%	0.0%	0.0%	0.0%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

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

Approximately $323.8 million, or 17%, of commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our two primary metropolitan markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company’s loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by raw ground or real estate under development for eventual sale. Approximately $69.0 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the officer and a centralized independent loan disbursement function is employed. Given the weak demand and stress in both the residential and commercial real estate markets, the Company reduced the level of these loan types in 2010.

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

Following is a further breakdown of our loan categories using Call report codes at December 31, 2010 and 2009:

	% of portfolio
	2010	2009
Real Estate:
Construction & Land Development	12%	12%

Commercial Owner Occupied
Commercial & Industrial	17%	17%
Churches/ Schools/ Nursing Homes/ Other	2%	2%
Total	19%	19%

Commercial Non Owner Occupied
Retail	8%	8%
Commercial Office	7%	8%
Multi-Family Housing	3%	5%
Churches/ Schools/ Nursing Homes/ Other	3%	2%
Industrial/ Warehouse	4%	3%
Total	25%	26%

Residential:
Owner Occupied	7%	8%
Non Owner Occupied	4%	4%
Total	11%	12%
Total Real Estate	67%	69%

Non Real Estate
Commercial & Industrial	32%	30%
Consumer & Other	1%	1%
	33%	31%
	100%	100%

The Construction and Land Development category represents $223.0 million, or 12%, of the total loan portfolio. Within that category, there was $17.9 million of loans secured by raw ground, $115.1 million of commercial construction, and $90.0 million of residential construction.

The commercial construction component of the portfolio consisted of approximately 75 loan relationships with an average outstanding loan balance of $1.5 million. The largest loans were a $7.5 million line of credit secured by commercially zoned land in St. Louis, and a $5.8 million fixed line secured by commercially zoned land in Kansas City.

The residential construction component of the portfolio consists of single family housing development properties primarily in our St. Louis and Kansas City markets. There were approximately 110 loan relationships in this category with an average outstanding loan balance of $769,000. The largest loan was a $11.4 million residential development in Arizona that is covered under an 80% FDIC loss guarantee.

The largest segments of the non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans. At December 31, 2010, we had $156.6 million of non-owner occupied permanent loans secured by retail properties. There were approximately 115 loan relationships in this category with an average outstanding loan balance of $1.3 million. The three largest loans outstanding at year end were an $8.1 million loan secured by various retail properties in Kansas City, a $7.0 million loan secured by a hotel in Arizona, and a $6.0 million loan secured by a commercial retail building in St. Louis.

At December 31, 2010, we had $137.7 million of non-owner occupied permanent loans secured by commercial office properties. There were approximately 90 loan relationships with an average outstanding loan balance of $1.4 million. The three largest loans outstanding at year end were an $8.7 million loan secured by a single tenant office building in Kansas City, a $6.0 million loan secured by several office properties in Kansas City, and a $6.0 million loan secured by an office building in St. Louis.

Vacancy rates for commercial office space in the St. Louis, Kansas City and Phoenix markets totaled 16%, 16.8%, and 26.2%, respectively at year end, as compared to the national commercial office vacancy rate of 16.4%.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2010 mature or reprice as follows:

	Loans Maturing or Repricing
		After One
	In One	Through	After
(in thousands)	Year or Less	Five Years	Five Years	Total
Fixed Rate Loans (1) (2)

Commercial and industrial	$96,974	$134,752	$7,159	$238,885
Real estate:
Commercial	164,203	406,548	37,673	608,424
Construction	79,847	31,312	4,597	115,756
Residential	50,406	65,547	2,094	118,047
Consumer and other	5,388	1,740	-	7,128
Portfolio loans covered under FDIC loss share	12,949	38,009	7,396	58,354
Total	$409,767	$677,908	$58,919	$1,146,594

Variable Rate Loans (1)

Commercial and industrial	$226,891	$101,145	$27,017	$355,053
Real estate:
Commercial	69,350	82,936	15,558	167,844
Construction	63,444	10,733	352	74,529
Residential	34,776	9,866	26,795	71,437
Consumer and other	8,222	1,026	-	9,248
Portfolio loans covered under FDIC loss share	14,721	11,959	41,677	68,357
Total	$417,404	$217,665	$111,399	$746,468

Loans (1) (2)

Commercial and industrial	$323,865	$235,897	$34,176	$593,938
Real estate:
Commercial	233,553	489,484	53,231	776,268
Construction	143,291	42,045	4,949	190,285
Residential	85,182	75,413	28,889	189,484
Consumer and other	13,610	2,766	-	16,376
Portfolio loans covered under FDIC loss share	27,670	49,968	49,073	126,711
Total	$827,171	$895,573	$170,318	$1,893,062

(1)	Loan balances include unearned loan (fees) costs, net.
(2)	Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 61% of the loan portfolio at December 31, 2010 and 56% at December 31, 2009. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank’s “prime rate” has been 4.00% since late 2008 when the Federal Reserve lowered the targeted Fed Funds rate to 0.25%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which has been 3.25% since late 2008. Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

Of the $233.6 million of commercial real estate loans maturing in one year or less, $143.2 million or 60% represents loans secured by non-owner occupied commercial properties.

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

In determining the allowance and the related provision for loan losses, three principal elements are considered:

     1) specific allocations based upon probable losses identified during a quarterly review of the loan portfolio,
     2) allocations based principally on the Company’s risk rating formulas, and
     3) a qualitative adjustment based on subjective factors.

The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, if they are collateral dependent for collection. Otherwise, discounted cash flows are estimated and used to assign loss. At December 31, 2010 the allocated allowance for loan losses on individually impaired loans was $9.1 million, or 20% of the total impaired loans, with approximately 50% of the allocation being in the Commercial and Industrial segment. At December 31, 2009, the allocated allowance for loan losses on individually impaired loans was $8.1 million, or 21% of the total impaired loans, with the 50% of the allocation being in the Construction Real Estate segment.

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

The qualitative adjustment is based on management’s evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the qualitative adjustment include the following:
  general economic and business conditions affecting our key lending areas;

  credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

  collateral values; and

  findings of our loan monitoring process.
Executive management reviews these conditions quarterly in discussion with our entire lending staff. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the qualitative adjustment.

The allocation of the allowance for loan losses by loan category is a result of the analysis above. The allocation methodology applied by the Company, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus a qualitative adjustment, as determined by economic conditions and other qualitative and quantitative factors affecting the Company’s borrowers, as described above.

Management believes that the allowance for loan losses is adequate at December 31, 2010.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2010	2009	2008	2007	2006
Allowance at beginning of year	$42,995	$33,808	$22,585	$17,475	$13,331
(Disposed) acquired allowance for loan losses	-	-	(50)	2,010	3,069
Release of allowance related to loan participations sold	-	(1,383)	-	-	-
Loans charged off:
Commercial and industrial	3,865	3,663	3,783	238	1,067
Real estate:
Commercial	15,482	5,710	1,384	43	25
Construction	12,148	15,086	8,044	705	-
Residential	4,391	5,931	2,367	1,418	504
Consumer and other	274	42	31	125	2
Total loans charged off	36,160	30,432	15,609	2,529	1,598
Recoveries of loans previously charged off:
Commercial and industrial	157	62	64	347	362
Real estate:
Commercial	1,001	66	-	15	1
Construction	314	28	241	25	-
Residential	536	422	56	17	31
Consumer and other	181	12	11	105	6
Total recoveries of loans	2,189	590	372	509	400
Net loan chargeoffs	33,971	29,842	15,237	2,020	1,198
Provision for loan losses	33,735	40,412	26,510	5,120	2,273

Allowance at end of year	$42,759	$42,995	$33,808	$22,585	$17,475

Excludes loans covered under FDIC loss share agreements
Average loans	$1,782,023	$2,097,028	$2,001,073	$1,599,596	$1,214,437
Total portfolio loans	1,766,351	1,818,481	2,201,457	1,784,278	1,376,452
Net chargeoffs to average loans	1.91%	1.42%	0.76%	0.13%	0.10%
Allowance for loan losses to loans	2.42	2.36	1.54	1.27	1.27

Includes loans covered under FDIC loss share agreements
Average loans	$1,854,747	$2,098,272	$2,001,073	$1,599,596	$1,214,437
Total portfolio loans	1,893,062	1,832,125	2,201,457	1,784,278	1,376,452
Net chargeoffs to average loans	1.83%	1.42%	0.76%	0.13%	0.10%
Allowance for loan losses to loans	2.26	2.35	1.54	1.27	1.27

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2010:

	2010		2009		2008		2007		2006
		Percent by		Percent by		Percent by		Percent by		Percent by
		Category to		Category to		Category to		Category to		Category to
(in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Commercial and industrial	$12,727	31.4%	$9,715	30.2%	$6,431	30.7%	$4,582	30.8%	$3,673	27.6%
Real estate:
Commercial	10,689	41.0	19,600	44.7	11,085	40.3	7,229	40.4	5,900	43.4
Construction	8,407	10.0	4,289	12.1	7,886	17.2	5,418	16.9	2,970	15.1
Residential	5,485	10.0	3,859	11.4	2,762	10.7	2,632	9.8	2,070	11.3
Consumer and other	93	0.9	45	0.9	188	1.1	438	2.1	513	2.6
Portfolio loans covered under FDIC loss share	-	6.7	-	0.7	-	-	-	-	-	-
Not allocated	5,358		5,487		5,456		2,286		2,349
Total allowance	$42,759	100.0%	$42,995	100.0%	$3 3,808	100.0%	$22,585	100.0%	$17,475	100.0%

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

Nonperforming loans exclude credit-impaired loans that were acquired in the December 2009 and July 2010 FDIC-assisted transactions in Arizona. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 2 – Acquisition and Divestitures for more information on these loans.

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

The Company’s nonperforming loans meet the definition of “impaired loans” under U.S. GAAP. As of December 31, 2010, 2009, and 2008, the Company had 43, 39, and 26 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	At December 31,
(in thousands)	2010	2009	2008	2007	2006
Non-accrual loans	$38,477	$37,441	$35,487	$12,720	$6,363
Loans past due 90 days or more and still accruing interest	-	-	-	-	112
Restructured loans	7,880	1,099	-	-	-
Total nonperforming loans	46,357	38,540	35,487	12,720	6,475
Foreclosed property (1)	25,373	22,918	13,868	2,963	1,500
Other bank owned assets	850	-	-	-	-
Total nonperforming assets (1)	$72,580	$61,458	$49,355	$15,683	$7,975
Excludes assets covered under FDIC loss share agreements
Total assets	$2,805,840	$2,365,655	$2,493,767	$2,141,329	$1,600,004
Total portfolio loans	1,766,351	1,818,481	2,201,457	1,784,278	1,376,452
Total loans plus foreclosed property	1,792,574	1,841,399	2,215,325	1,787,241	1,377,952
Nonperforming loans to total loans	2.62%	2.12%	1.61%	0.71%	0.47%
Nonperforming assets to total loans plus foreclosed property	4.05	3.34	2.23	0.88	0.58
Nonperforming assets to total assets (1)	2.59	2.60	1.98	0.73	0.50
Includes assets covered under FDIC loss share agreements
Total assets	$2,805,840	$2,365,655	$2,493,767	$2,141,329	$1,600,004
Total portfolio loans	1,893,062	1,832,125	2,201,457	1,784,278	1,376,452
Total loans plus foreclosed property	1,930,120	1,857,209	2,215,325	1,787,241	1,377,952
Nonperforming loans to total loans	2.45%	2.10%	1.61%	0.71%	0.47%
Nonperforming assets to total loans plus foreclosed property	4.32	3.43	2.23	0.88	0.58
Nonperforming assets to total assets	2.97	2.69	1.98	0.73	0.50
Allowance for loan losses to nonperforming loans	92.00%	112.00%	95.00%	178.00%	270.00%

(1)     Excludes assets covered by FDIC loss share agreements, except for their inclusion in total assets

Nonperforming loans
Nonperforming loans at December 31, 2010 and 2009 based on Call Report codes were as follows:

(in thousands)	2010	2009
Construction Real Estate/Land Acquisition and Development	$9,934	$19,927
Commercial Real Estate - Non owner occupied	10,935	5,869
Commercial Real Estate - Owner occupied	2,024	5,093
Residential Real Estate	12,188	4,307
Commercial and Industrial	11,276	3,254
Consumer & Other	-	90
Total	$46,357	$38,540

The following table summarizes the changes in nonperforming loans by quarter for 2010 and 2009.

		2010
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$51,955	$46,550	$55,785	$38,540	$38,540
Additions to nonaccrual loans	15,877	19,373	15,440	39,663	90,353
Additions to restructured loans	3,430	2,286	454	611	6,781
Chargeoffs	(7,860)	(7,023)	(8,314)	(12,963)	(36,160)
Other principal reductions	(7,288)	(1,881)	(4,580)	(2,739)	(16,488)
Moved to Other real estate	(8,743)	(7,122)	(11,350)	(5,564)	(32,779)
Moved to Other bank owned assets		-	-	(955)	(955)
Moved to performing	(1,014)	(228)	-	(1,693)	(2,935)
Loans past due 90 days or more and still accruing interest		-	(885)	885	-
Nonperforming loans end of period	$46,357	$51,955	$46,550	$55,785	$46,357

	2009
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$46,982	$54,699	$54,421	$35,487	$35,487
Additions to nonaccrual loans	16,318	17,900	26,790	31,421	92,429
Additions to restructured loans	1,099	-	-	-	1,099
Chargeoffs	(11,519)	(6,254)	(5,018)	(7,051)	(29,842)
Other principal reductions	(559)	(4,113)	(5,252)	(2,596)	(12,520)
Moved to Other real estate	(11,339)	(9,903)	(11,497)	(978)	(33,717)
Moved to Other bank owned assets	-	-	-	-	-
Moved to performing	(2,442)	(5,347)	(4,745)	(1,862)	(14,396)
Loans past due 90 days or more and still accruing interest	-	-	-	-	-
Nonperforming loans end of period	$38,540	$46,982	$54,699	$54,421	$38,540

At December 31, 2010, the nonperforming loans represent 43 relationships. The largest of these is a $4.1 million commercial real estate loan. Five relationships comprise 45% of the nonperforming loans. Approximately 57% of the nonperforming loans were in the St. Louis market and 43% were in the Kansas City market.

At December 31, 2009, the nonperforming loans represent 39 relationships. The largest of these is a $4.0 million commercial real estate loan. Five relationships comprise 41% of the nonperforming loans. Approximately 52% of the nonperforming loans were in the Kansas City market, 47% were in the St. Louis market and less than 1% were in the Phoenix market. Approximately $5.3 million of the decline between third and fourth quarter of 2009 was the result of amending the loan participation agreements so that they qualified for sale accounting treatment. See Item 8, Note 2—Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information.

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

Other real estate
Other real estate at December 31, 2010 was $36.2 million, an increase of $11.1 million over 2009. Approximately $10.8 million, or 30% of the Other real estate, is covered by an FDIC loss share agreement. At December 31, 2010, Other real estate represented 83 properties. The largest single component of Other real estate is a residence with a book value of $3.4 million that is covered under FDIC loss share. Eleven properties comprise 53% of the Other real estate. At December 31, 2010, Other real estate was comprised of 27% completed homes, 26% residential lots and 47% commercial real estate. The Other real estate is split evenly among Kansas City, St. Louis and Phoenix.

			2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	Year-to-date
Other real estate at beginning of period	$34,685	$25,884	$20,947	$25,084	$25,084
Additions and expenses capitalized
to prepare property for sale	8,743	7,122	11,350	5,564	32,779
Addition of ORE from FDIC assisted transactions	4,871	5,469	-	113	10,453
Writedowns in fair value	(2,406)	(1,750)	(1,364)	(574)	(6,094)
Sales	(9,685)	(2,040)	(5,049)	(9,240)	(26,014)
Other real estate end of period	$36,208	$34,685	$25,884	$20,947	$36,208

			2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	Year-to-date
Other real estate at beginning of period	$19,273	$16,053	$13,251	$13,868	$13,868
Additions and expenses capitalized
to prepare property for sale	11,342	9,915	11,788	1,155	34,200
Addition of ORE from FDIC assisted transactions	2,167	-	-	-	2,167
Writedowns in fair value	(587)	(688)	(506)	(608)	(2,389)
Sales	(7,111)	(6,007)	(8,480)	(1,164)	(22,762)
Other real estate at end of period	$25,084	$19,273	$16,053	$13,251	$25,084

The writedowns in fair value were recorded in Loan legal and other real estate owned based on current market activity shown in the appraisals. In addition, the Company realized a net gain of $79,000 on sales of other real estate and recorded these gains as part of Noninterest income. Management believes it is prudent to sell these properties, rather than wait for an improved real estate market.

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $85.4 million, or 4.50% of total loans outstanding at December 31, 2010, compared to $83.2 million, or 4.54% of total loans outstanding at December 31, 2009. Potential problem loans represent those loans where payment of principal and interest is up-to-date and the loans are therefore, fully performing, but where some doubts exist as to the borrower’s ability to continue to comply with present repayment terms. Given this level of potential problem loans combined with the Company’s demonstrated ability to work through this adverse credit cycle so far, we believe that nonperforming asset levels will remain elevated in 2011.

Investments
At December 31, 2010, our portfolio of Securities available for sale was $361.5 million, or 13%, of total assets. This portfolio is primarily comprised of mortgage-backed pools, collateralized mortgage obligations, and U.S. government agency obligations. The size of the investment portfolio is generally 5 to 15% of total assets and will vary within that range based on liquidity. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. Securities available-for-sale are carried at fair value, with related unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

Our Other investments, at cost primarily consist of the FHLB membership stock, common stock investments related to our trust preferred securities and other private equity investments. At December 31, 2010, of the $7.6 million in FHLB capital stock, $2.8 million is required for FHLB membership and $4.8 million is required to support our outstanding advances. Historically, it has been the FHLB practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares that a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2010		2009		2008
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government agencies	$453	0.1%	$27,189	9.2%	$-	0.0%
Obligations of U.S. Government sponsored enterprises	32,119	8.6%	75,814	25.6%	-	0.0%
Obligations of states and political subdivisions	17,676	4.7%	3,408	1.2%	772	0.7%
Residential mortgage-backed securities	311,298	83.4%	176,050	59.5%	95,659	88.4%
FHLB capital stock	7,633	2.0%	8,476	2.9%	7,517	6.9%
Other investments	4,645	1.2%	4,713	1.6%	4,367	4.0%
	$373,824	100.0%	$295,650	100.0%	$108,315	100.0%

In 2010, the portfolio grew with additions to the mortgage backed securities, including collateralized mortgage obligations, government sponsored agency debentures, and federally tax free municipal securities. All residential mortgage-backed securities were issued by government sponsored enterprises. This combination gives us an appropriate balance between return and cashflow certainty given the current interest rate environment.

The Company had no securities classified as trading at December 31, 2010, 2009, or 2008.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2010:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government agencies	$-	0.00%	$423	2.00%	$-	0.00%	$30	2.13%	$-	0.00%	$453	2.01%
Obligations of U.S. Government sponsored enterprises	5,019	1.53%	16,458	1.89%	10,642	2.01%	-	0.00%	-	0.00%	32,119	1.87%
Obligations of states and political subdivisions	1,578	2.28%	2,541	3.82%	8,146	3.89%	5,411	2.62%	-	0.00%	17,676	3.35%
Residential mortgage-backed securities	14,026	3.41%	222,954	2.26%	67,588	3.12%	6,730	4.01%	-	0.00%	311,298	2.54%
FHLB capital stock	-	0.00%	-	0.00%	-	0.00%	-	0.00%	7,633	3.50%	7,633	3.50%
Other investments	-	0.00%	-	0.00%	-	0.00%	-	0.00%	4,645	3.42%	4,645	3.42%
Total	$20,623	2.87%	$242,376	2.25%	$86,376	3.06%	$12,171	3.39%	$12,278	3.47%	$373,824	2.55%

Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 36%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
(in thousands)	Average balance	average rate	Average balance	average rate	Average balance	average rate
Interest-bearing transaction accounts	$190,275	0.45%	$122,563	0.54%	$121,371	1.28%
Money market accounts	701,360	0.89%	636,350	0.96%	687,867	2.00%
Savings accounts	10,022	0.35%	9,147	0.38%	9,594	0.57%
Certificates of deposit	784,369	2.01%	786,631	2.98%	588,561	4.17%
	1,686,026	1.36%	1,554,691	1.94%	1,407,393	2.84%
Noninterest-bearing demand deposits	305,887	--	250,435	--	221,925	--
	$1,991,913	1.15%	$1,805,126	1.67%	$1,629,318	2.45%

Our focus for 2010 was much the same as 2009 as we continued to place a strong emphasis on growing core deposits and increasing our percentage of non-interest bearing deposits. Incentives were designed around growing transaction accounts, primarily non-interest bearing deposits. Our marketing efforts primarily centered around growing our base of commercial clients through direct calling efforts. Several retail banking promotions were conducted during the year, including a money market campaign in the Phoenix market, which generated more than $50 million in new deposits. Various regional mail and telephone campaigns, targeting prospects located in close proximity to the banking units, were conducted. Most of these promotions were aimed at acquiring personal money market accounts and new small business relationships. Many new relationships were developed with closely-held businesses that prefer building strong relationships with locally owned banks. We believe such relationships are typically long term, stable sources of deposits.

In addition, we introduced a new proprietary deposit platform, Enterprise Advisory Services, which we marketed to registered investment advisory firms. Through this program, we allow investment advisors to offer FDIC-insured accounts to their clients within their traditional assets under management model. The model successfully raised over $150 million in new deposits in 2010.

Our Treasury Management program continued to be an important part of the services offered to commercial clients. In a difficult economy, businesses sought to use these products and services to help minimize expenses and improve backroom efficiency. It was a year in which our clients closely weighed the value of Treasury Management products and were careful to insure these services were cost justified. Despite this scrutiny, revenues generated exclusively from Treasury Management increased 7% and again topped $2 million for the year gross of the earnings credit rate.

Brokered certificates of deposits of $156.7 million remained flat with December 31, 2009. For the year ended December 31, 2010, brokered certificates of deposits represented 7% of total deposits compared to 8% for the year ended December 31, 2009. Noninterest-bearing demand deposits represented 16% of total deposits at December 31, 2010 compared to 15% at December 31, 2009. Noninterest-bearing demand deposit growth was particularly strong in the fourth quarter of 2010, with an increase of $61.9 million, or 20%.

Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2010:

(in thousands)	Total
Three months or less	$68,996
Over three through six months	58,722
Over six through twelve months	183,416
Over twelve months	232,764
Total	$543,898

Liquidity and Capital Resources

Liquidity
The objective of liquidity management is to ensure we have the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to meet our commitments as they become due. Typical demands on liquidity are run-off from demand deposits, maturing time deposits which are not renewed, and fundings under credit commitments to customers. Funds are available from a number of sources, such as from the core deposit base and from loans and securities repayments and maturities. Additionally, liquidity is provided from sales of the securities portfolio, fed fund lines with correspondent banks, the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

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

For the year ended December 31, 2010, net cash provided by operating activities was $11.5 million more than for 2009. Net cash used in investing activities was $278.9 million for 2010 versus $66.4 million in 2009. The increase of $212.5 million was primarily due to the asset acquisition of Home National. Net cash provided by financing activities was $425.4 million in 2010 versus $102.0 million in 2009. The change in cash provided by financing activities was due to a increase in interest-bearing deposits.

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

Parent Company liquidity
The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company had cash and cash equivalents of $15.4 million and $19.5 million, respectively, at December 31, 2010 and 2009. The parent company’s primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises). We believe our current level of cash at the parent company will be sufficient to meet all projected cash needs in 2011.

Another source of funding for the parent company includes the issuance of subordinated debentures. As of December 31, 2010, the parent company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. See Item 8, Note 11 – Subordinated Debentures for more information.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed at December 31, 2010, the Bank could borrow an additional $108.1 million from the FHLB of Des Moines under blanket loan pledges and has an additional $303.3 million available from the Federal Reserve Bank under pledged loan agreements. The Bank has unsecured federal funds lines with three correspondent banks totaling $30.0 million.

Investment securities are another important tool to the Bank’s liquidity objectives. As of December 31, 2010, the entire investment portfolio was available for sale. Of the $361.5 million investment portfolio available for sale, $249.6 million was pledged as collateral for depository client repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining debt securities could be pledged or sold to enhance liquidity, if necessary.

The Bank participates in the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The CDARS program is designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Our depositors’ funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts that are eligible for FDIC insurance. CDARS are considered brokered deposits according to banking regulations; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its external financial reports. The Bank must remain “well-capitalized” in order to utilize the CDARS program. As of December 31, 2010, the Bank had $160.5 million of reciprocal CDARS deposits outstanding compared to $134.8 million outstanding at December 31, 2009.

In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At December 31, 2010, we had no outstanding “one-way buy” deposits.

As long as the Bank remains “well-capitalized”, we have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At December 31, 2010, we had $156.7 million of brokered certificates of deposit outstanding.

Over the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Bank’s liquidity. The Bank has $429.4 million in unused loan commitments as of December 31, 2010. While this commitment level would be very difficult to fund given the Bank’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

At December 31, 2010 and 2009, approximately $9.6 million and $8.4 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

Capital Resources
Since September 2008, we have raised $75.0 million in regulatory capital, raising our risk-based capital ratio to 14.30% - well in excess of the regulatory guidelines. On December 12, 2008, we completed a private placement of $25.0 million in Convertible Trust Preferred Securities that qualify as regulatory capital. On December 19, 2008, we received $35.0 million from the U.S. Treasury under the Capital Purchase Program. As of December 31, 2008, $20.0 million of the capital funds were used to pay off the Company’s line of credit and term loan. In December 2008, we also injected $18.0 million into the Bank to support continued loan growth and bolster its capital ratios. In January, 2010, the Company added $15.0 million of common equity in a private placement offering to accredited investors. The proceeds of the offering were injected into the Bank to further strengthen the Bank’s capital position.

From time to time we may choose to issue equity or debt securities to raise capital. A variety of factors, including financial market conditions, may influence the timing of any such issuance. To allow us to timely respond to opportunities to raise capital, we filed a shelf registration statement on Form S-3 which became effective on July 1, 2009. Under Rule 415 of the Securities Act of 1933, we have until July 1, 2012 to issue securities pursuant to this registration statement.

As a financial holding company, the Company is subject to “risk-based” capital adequacy guidelines established by the Federal Reserve. Risk-based capital guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital consists of (a) common shareholders’ equity (excluding the unrealized market value adjustments on the available-for-sale securities and cash flow hedges), (b) qualifying perpetual preferred stock and related additional paid in capital subject to certain limitations specified by the FDIC, (c) qualifying trust preferred securities, subject to certain limitations specified by the FDIC, and (d) minority interests in the equity accounts of consolidated subsidiaries less (e) goodwill, (f) mortgage servicing rights within certain limits, and (g) certain other intangible assets and investments in subsidiaries. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital to average total assets for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and portions of subordinated debentures not eligible for Tier 1 treatment.

The Company met the definition of “well-capitalized” (the highest category) at December 31, 2010, 2009, and 2008. The following table summarizes the Company’s risk-based capital, tangible common and leverage ratios at the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008
Tier 1 capital to risk weighted assets	11.97%	10.67%	8.89%
Total capital to risk weighted assets	14.30%	13.32%	12.81%
Leverage ratio (Tier 1 capital to average assets)	9.15%	8.96%	8.67%
Tangible common equity to tangible assets	5.26%	5.44%	5.38%
Tier 1 capital	$241,829	$215,099	$190,254
Total risk-based capital	$288,754	$268,458	$273,977

Below is a reconciliation of shareholders’ equity to tangible common equity and total assets to tangible assets. The tangible common equity ratio is widely followed by analysts of bank and financial holding companies and we believe it is an important financial measure of capital strength even though it is considered to be a non-GAAP measure.

	For the years ended December 31,
(In thousands)	2010	2009	2008
Shareholders' equity	$183,348	$163,912	$214,572
Less: Preferred stock	(32,519)	(31,802)	(31,116)
Less: Goodwill	(2,064)	(2,064)	(48,512)
Less: Intangible assets	(1,223)	(1,643)	(3,504)
Tangible common equity	$147,542	$128,404	$131,440

Total assets	$2,805,840	$2,365,655	$2,493,767
Less: Goodwill	(2,064)	(2,064)	(48,512)
Less: Intangible assets	(1,223)	(1,643)	(3,504)
Tangible assets	$2,802,553	$2,361,948	$2,441,751

Tangible common equity to tangible assets	5.26%	5.44%	5.38%

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank’s Asset/Liability Management Committee and approved by the Bank’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to a 100 basis points and 200 basis points immediate and sustained parallel rate move, either upward or downward. In today’s low interest rate environment, the Company also monitors its exposure to immediate and sustained parallel rate increases of 300 basis points and 400 basis points.

Interest Rate Risk
Our interest rate sensitivity management seeks to avoid fluctuating interest margins to provide for consistent growth of net interest income through periods of changing interest rates. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from market interest rate changes.

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of December 31, 2010. Significant assumptions used for this table include: loans will repay their contractual repayment schedule; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$20,623	$63,869	$108,596	$37,809	$32,102	$98,547	$361,546
Other investments	-	-	-	-	-	12,278	12,278
Interest-bearing deposits	268,853	-	-	-	-	-	268,853
Federal funds sold	3,153	-	-	-	-	-	3,153
Loans (1)	1,164,655	230,913	306,126	53,953	137,415	-	1,893,062
Loans held for sale	5,640	-	-	-	-	-	5,640
Total interest-earning assets	$1,462,924	$294,782	$414,722	$91,762	$169,517	$110,825	$2,544,532

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,070,390	$-	$-	$-	$-	$-	$1,070,390
Certificates of deposit	576,437	103,170	109,482	6,406	65,230	520	861,245
Subordinated debentures	42,374	14,433	28,274	-	-	-	85,081
Other borrowings	124,633	22,000	-	-	10,000	70,000	226,633
Total interest-bearing liabilities	$1,813,834	$139,603	$137,756	$6,406	$75,230	$70,520	$2,243,349

Interest-sensitivity GAP
GAP by period	$(350,910)	$155,179	$276,966	$85,356	$94,287	$40,305	$301,183
Cumulative GAP	$(350,910)	$(195,731)	$81,235	$166,591	$260,878	$301,183	$301,183
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.81	2.11	3.01	14.32	2.25	-	1.13
Cumulative GAP as of December 31, 2010	0.81	0.90	1.04	1.08	1.12	1.13	1.13

(1)	Adjusted for the impact of the interest rate swaps.

At December 31, 2010, the Company was liability sensitive in years one and two, but asset sensitive on a cumulative basis for all periods based on repricing characteristics. Asset sensitive means that assets will reprice faster than liabilities.

Along with the static GAP analysis, the Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 and 200 basis point parallel rate shock through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company’s earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The resulting simulations for December 31, 2010 demonstrated that the Company’s balance sheet was slightly asset sensitive to interest rate changes. The simulations projected that the annual net interest income of the Bank would increase by approximately 1.1% if rates increased by 100 basis points under a parallel rate shock, primarily due to the large cash balances that can be invested as rates rise. The simulations also projected that net interest income would decrease by 2.1% if rates decreased by 100 basis points under a parallel rate shock, based primarily on the assumption that deposit rates are near a minimum. Given the very low level of short term interest rates, the falling interest rate shock simulations are fairly irrelevant.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company’s exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2010, the Company had $109.0 million and $314.3 million in notional amount of outstanding interest rate swaps and caps, respectively, to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 7 – Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest(1), at December 31, 2010 were as follows:

			Over 1 Year
		Less Than	Less than	Over
(in thousands)	Total	1 Year	5 Years	5 Years
Operating leases	$14,456	$1,848	$5,480	$7,128
Certificates of deposit	861,245	576,437	284,288	520
Subordinated debentures	85,081	-	-	85,081
Federal Home Loan Bank advances	107,300	5,300	22,000	80,000
Commitments to extend credit	429,411	357,258	54,903	17,250
Standby letters of credit	42,113	42,113	-	-

Private equity funds	1,546	-	1,546	-

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

As of December 31, 2010, we had liabilities associated with uncertain tax positions of $2.3 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

Allowance for Loan Losses
The Company maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is based on management’s continuing review and evaluation of the loan portfolio. The review and evaluation combines several factors including: consideration of past loan loss experience; trends in past due and nonperforming loans; risk characteristics of the various classifications of loans; existing economic conditions; the fair value of underlying collateral; and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan losses is adequate and properly recorded in the consolidated financial statements. See Provision for Loan Losses above for more information.

Acquisitions and Divestitures
Acquired assets and liabilities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The purchase price allocation process requires an analysis of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is nondeductible for tax purposes.

Assets classified as held for sale are reported at the lower of its carrying value at the date the assets are initially classified as held for sale or their fair value less costs to sell. The results of operations of a component that either has been disposed of or held for sale is reported as discontinued operation if:
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

Goodwill and Other Intangible Assets
Our goodwill impairment test is completed as of December 31 each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill or intangible assets respective carrying amount. Such tests involve the use of various estimates and assumptions. Management believes that the estimates and assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could affect our estimates and assumptions.

Goodwill is tested for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company’s reporting units are Wealth Management and the banking operations of Enterprise Bank & Trust. At December 31, 2010 and 2009, the Wealth Management reporting unit had no goodwill.

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

Banking reporting unit
Based on the process described above, the Company recorded a $45.4 million, pre-tax goodwill impairment charge as of March 31, 2009 thus eliminating all goodwill in the Banking segment at that time.

In conjunction with the December 2009 FDIC-assisted transaction, we recorded $2.1 million of goodwill based on the fair value of the assets purchased and liabilities assumed. The 2010 annual impairment evaluation of the goodwill and intangible balances did not identify any impairment for the Banking reporting unit.

State Tax Credits Held for Sale
The Company purchases the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to Wealth Management clients and others. All state tax credits purchased prior to 2009 are accounted for at fair value. All state tax credits purchased in 2009 and 2010 are accounted for at cost. The Company elected not to account for the state tax credits since 2009 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

The Company is not aware of an active financial market for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of Missouri state residents who buy them to reduce their state tax exposure and local and regional accounting firms who broker them. The state tax credits purchased by the Company are held until they are “usable” and then are sold to our clients for a profit.

The Company utilizes a discounted cash flow analysis (income approach) to determine the fair value of the state tax credits purchased prior to 2009. The fair value measurement is calculated using an internal valuation model. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a risk premium spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is an “unobservable input” and is based on the Company’s assumptions. As a result, fair value measurement for these instruments falls within Level 3 of the fair value hierarchy.

At December 31, 2010, the discount rates utilized in our state tax credits fair value calculation ranged from 2.35% to 5.45%. Changes in the fair value of the state tax credits held for sale increased the State tax credit activity, net in the consolidated statement of operations for the year ended December 31, 2010 by $3.0 million. A rate simulation with a 100 basis point parallel rate shock to the discount rate was run for December 31, 2010. The resulting simulation indicates that if the LIBOR swap curve were to increase by 100 basis points, the fair value of the state tax credits held at fair value would be lower by approximately $902,000. We would expect a portion of this decline would be offset by a change in the value of derivative financial instruments used to economically hedge the state tax credits.

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

Derivative Financial Instruments
The Company uses derivative financial instruments to assist in managing interest rate sensitivity. The derivative financial instruments used are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. As of December 31, 2010, the Company used nondesignated derivative financial instruments to economically hedge changes in the fair value of state tax credits held for sale and changes in the fair value of certain loans accounted for as trading instruments. In addition, the Company also offers an interest-rate hedge program that includes interest rate swaps to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts. These customer accommodation interest rate swap contracts are not designated as hedging instruments.
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

Effects of New Accounting Pronouncements
See Item 8, Note 23 – New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” included in Management’s Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and subsidiaries

Page Number
Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets at December 31, 2010 and 2009	49

Consolidated Statements of Operations for the years
ended December 31, 2010, 2009, and 2008	50

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
for the years ended December 31, 2010, 2009, and 2008	51

Consolidated Statements of Cash Flows for the
years ended December 31, 2010, 2009, and 2008	52

Notes to Consolidated Financial Statements	54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Enterprise Financial Services Corp
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive (loss) income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, MO
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, MO
March 12, 2010

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
Years ended December 31, 2010 and 2009

	December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$23,413	$16,064
Federal funds sold	3,153	7,472
Interest-bearing deposits	267,102	83,430
Total cash and cash equivalents	293,668	106,966
Interest-bearing deposits greater than 90 days	1,751	-
Securities available for sale	361,546	282,461
Mortgage loans held for sale	5,640	4,243
Portfolio loans not covered under FDIC loss share	1,766,351	1,818,481
Portfolio loans covered under FDIC loss share	126,711	13,644
Less: Allowance for loan losses	42,759	42,995
Portfolio loans, net	1,850,303	1,789,130
Other real estate not covered under FDIC loss share	25,373	22,918
Other real estate covered under FDIC loss share	10,835	2,166
Other investments, at cost	12,278	13,189
Fixed assets, net	20,499	22,301
Accrued interest receivable	7,464	7,751
State tax credits, held for sale, including $31,576 and $32,485
carried at fair value, respectively	61,148	51,258
FDIC loss share receivable	88,292	10,368
Goodwill	2,064	2,064
Intangibles, net	1,223	1,643
Assets of discontinued operations held for sale	-	4,000
Other assets	63,756	45,197
Total assets	$2,805,840	$2,365,655

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$366,086	$289,658
Interest-bearing transaction accounts	204,687	142,061
Money market accounts	855,522	690,552
Savings	10,181	8,822
Certificates of deposit:
$100k and over	543,898	443,067
Other	317,347	367,256
Total deposits	2,297,721	1,941,416
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	107,300	128,100
Other borrowings	119,333	39,338
Accrued interest payable	1,488	2,125
Other liabilities	11,569	5,683
Total liabilities	2,622,492	2,201,743

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized; 35,000 shares issued and outstanding	32,519	31,802
Common stock, $0.01 par value;
30,000,000 shares authorized; 14,965,401 and
12,958,820 shares issued, respectively	150	130
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	133,673	117,000
Retained earnings	19,322	15,790
Accumulated other comprehensive income	(573)	933
Total shareholders' equity	183,348	163,912
Total liabilities and shareholders' equity	$2,805,840	$2,365,655

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008

	Years ended December 31,
(In thousands, except per share data)	2010	2009	2008
Interest income:
Interest and fees on loans	$114,041	$112,548	$121,467
Interest on debt securities:
Taxable	7,031	5,459	4,722
Nontaxable	157	24	31
Interest on federal funds sold	10	6	211
Interest on interest-bearing deposits	370	130	43
Dividends on equity securities	426	319	547
Total interest income	122,035	118,486	127,021
Interest expense:
Interest-bearing transaction accounts	847	662	1,554
Money market accounts	6,245	6,079	13,786
Savings	35	35	55
Certificates of deposit:
$100 and over	9,854	15,592	18,127
Other	5,886	7,835	6,398
Subordinated debentures	4,954	5,171	3,536
Federal Home Loan Bank advances	4,326	4,797	6,649
Notes payable and other borrowings	264	8,674	10,233
Total interest expense	32,411	48,845	60,338
Net interest income	89,624	69,641	66,683
Provision for loan losses	33,735	40,412	26,510
Net interest income after provision for loan losses	55,889	29,229	40,173
Noninterest income:
Wealth Management revenue	6,414	4,524	5,916
Service charges on deposit accounts	4,739	5,012	4,376
Other service charges and fee income	1,128	963	1,000
Gain on sale of branches/charter	-	-	3,400
Gain (loss) on sale of other real estate	79	(436)	552
Gain on state tax credits, net	2,250	1,035	4,201
Gain on sale of investment securities	1,987	955	161
Extinguishment of debt	-	7,388	-
Miscellaneous income	1,763	436	735
Total noninterest income	18,360	19,877	20,341
Noninterest expense:
Employee compensation and benefits	28,513	25,969	27,656
Occupancy	4,297	4,709	3,985
Furniture and equipment	1,393	1,425	1,390
Data processing	2,234	2,147	2,139
FDIC and other insurance	4,402	4,204	1,617
Goodwill impairment charge	-	45,377	-
Loan legal and other real estate expense	9,941	4,788	1,717
Other	12,128	9,808	10,272
Total noninterest expense	62,908	98,427	48,776

Income (loss) from continuing operations before income tax (benefit) expense	11,341	(49,321)	11,738
Income tax expense (benefit)	2,221	(2,650)	3,672
Income (loss) from continuing operations	9,120	(46,671)	8,066

Loss from discontinued operations before income tax (benefit) expense	-	(408)	(9,757)
Loss on disposal before income tax benefit	-	(1,587)	-
Income tax (benefit)	-	(711)	(3,539)
Loss from discontinued operations	-	(1,284)	(6,218)

Net income (loss)	$9,120	$(47,955)	$1,848
Net income (loss) available to common shareholders	$6,653	$(50,369)	$1,769

Basic earnings (loss) per common share:
From continuing operations	$0.45	$(3.82)	$0.63
From discontinued operations	-	(0.10)	(0.49)
Total	$0.45	$(3.92)	$0.14

Diluted earnings (loss) per common share:
From continuing operations	$0.45	$(3.82)	$0.63
From discontinued operations	-	(0.10)	(0.49)
Total	$0.45	$(3.92)	$0.14

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2008, 2009, and 2010

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except share and per share data)		Stock		in capital	earnings	income (loss)	equity
Balance January 1, 2008	$-	$125	$(1,743)	$104,127	$69,523	$117	$172,149
Comprehensive income:
Net income	-	-	-	-	1,848	-	1,848
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	816	816
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(103)	(103)
Change in fair value of cash flow hedges, net of tax	-	-		-	-	418	418
Total comprehensive income (Restated)							2,979
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(2,661)	-	(2,661)
Issuance of preferred stock and associated warrants, 35,000 shares	31,116	-	-	3,884	-	-	35,000
Issuance under equity compensation plans, net, 361,665 shares	-	4	-	3,555	-	-	3,559
Additional share-based compensation in connection
with acquisition of Clayco Banc Corporation, 32,959 shares	-	-	-	1,000	-	-	1,000
Share-based compensation	-	-	-	2,085	-	-	2,085
Excess tax benefit related to equity compensation plans	-	-	-	460	-	-	460
Balance December 31, 2008	$31,116	$129	$(1,743)	$115,112	$68,710	$1,248	$214,572
Net loss	-	-	-	-	(47,955)	-	(47,955)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	455	455
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(611)	(611)
Change in fair value of cash flow hedges, net of tax
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(159)	(159)
Total comprehensive loss							(48,270)
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(2,694)	-	(2,694)
Cash dividends paid on preferred stock	-	-	-	-	(1,585)	-	(1,585)
Preferred stock accretion of discount and issuance cost	686	-	-	(130)	(686)	-	(130)
Issuance under equity compensation plans, net, 81,839 shares	-	1	-	322	-	-	323
Share-based compensation	-	-	-	2,034	-	-	2,034
Excess tax expense on additional share-based compensation
in connection with acquisition of Clayco Banc Corporation	-	-	-	(364)	-	-	(364)
Excess tax benefit related to equity compensation plans	-	-	-	26	-	-	26
Balance December 31, 2009	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net income	-	-	-	-	9,120	-	9,120
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	(79)	(79)
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(1,272)	(1,272)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(155)	(155)
Total comprehensive income							7,614
Cash dividends paid on common shares, $0.21 per share	-	-	-	-	(3,121)	-	(3,121)
Cash dividends paid on preferred stock	-	-	-	-	(1,750)	-	(1,750)
Preferred stock accretion of discount	717	-	-	-	(717)	-	0
Issuance under equity compensation plans, net, 74,971 shares	-	-	-	357	-	-	357
Issuance under private stock offering 1,931,610 shares		20	-	14,863	-		14,883
Share-based compensation	-	-	-	1,947	-	-	1,947
Excess tax expense related to equity compensation plans	-	-	-	(494)	-	-	(494)
Balance December 31, 2010	$32,519	$150	$(1,743)	$133,673	$19,322	$(573)	$183,348

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	Years ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$9,120	$(47,955)	$1,848
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	2,936	3,595	2,690
Provision for loan losses	33,735	40,412	26,510
Deferred income taxes	905	(2,545)	(7,699)
Net amortization of debt securities	3,527	1,415	545
Amortization of intangible assets	420	1,078	1,444
Gain on sale of investment securities	(1,987)	(955)	(161)
Mortgage loans originated	(93,778)	(91,884)	(46,416)
Proceeds from mortgage loans sold	91,813	89,636	47,300
(Gain) loss on sale of other real estate	(79)	436	(552)
Gain on state tax credits, net	(2,250)	(1,035)	(4,201)
Excess tax expense (benefits) of share-based compensation	494	338	(460)
Share-based compensation	1,947	2,202	3,255
Gain on sale of branches/charter	-	-	(3,400)
Loss on disposal of Millennium Brokerage Group	-	1,587	-
Valuation adjustment on other real estate	5,632	2,389	60
Goodwill impairment charge	-	45,377	9,200
Net accretion of loan discount and indemnification asset	(10,793)	-	-
Changes in:
Accrued interest receivable and income tax receivable	1,595	2,230	(3,054)
Accrued interest payable and other liabilities	(253)	(214)	(2,203)
Prepaid FDIC insurance	3,027	(11,472)	-
Other, net	3,213	(5,887)	(4,416)
Net cash provided by operating activities	49,224	28,748	20,290

Cash flows from investing activities:
Cash paid in sale of branch/charter, net of cash and cash equivalents received	-	-	(20,736)
Cash received from acquisition of Valley Capital Bank	-	15,105	-
Cash received from sale of Millennium Brokerage Group	4,000	-	-
Cash paid for acquisition of assets of Home National Bank	(224,471)	-	-
Net decrease (increase) in loans	18,731	98,239	(369,123)
Net cash proceeds received from FDIC loss share receivable	5,009	-	-
Proceeds from the sale of debt and equity securities, available for sale	126,987	48,949	4,063
Proceeds from the maturity of debt and equity securities, available for sale	114,112	36,428	37,442
Proceeds from the sale of other investments	93	-	-
Proceeds from the redemption of other investments	6,130	429	21,224
Proceeds from the sale of state tax credits held for sale	9,569	7,709	4,422
Proceeds from the sale of other real estate	17,607	16,034	6,753
Recoveries of loans previously charged off	2,189	590	372
Payments for the purchase/origination of:
Available for sale debt and equity securities	(323,834)	(271,954)	(71,699)
Other investments	(7,193)	(2,187)	(26,715)
Bank owned life insurance	(20,000)	-	-
State tax credits held for sale	(15,869)	(15,227)	(15,271)
Fixed assets	(957)	(552)	(7,467)
Net cash used in investing activities	(287,897)	(66,437)	(436,735)

(continued)

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	76,428	39,592	(28,868)
Net increase in interest-bearing deposit accounts	279,877	65,686	273,312
Proceeds from issuance of subordinated debentures	-	-	28,274
Proceeds from Federal Home Loan Bank advances	52,780	20,000	2,442,872
Repayments of Federal Home Loan Bank advances	(73,580)	(11,857)	(2,475,815)
(Repayments) proceeds from federal funds purchased	-	(19,400)	19,400
Net increase in other borrowings	79,995	12,578	16,080
Net repayments of notes payable	-	-	(6,000)
Cash dividends paid on common stock	(3,121)	(2,694)	(2,661)
Excess tax (expense) benefit of share-based compensation	(494)	(338)	460
Cash dividends paid on preferred stock	(1,750)	(1,585)	-
Issuance of preferred stock and warrants	-	-	35,000
Preferred stock issuance cost	-	(130)	-
Issuance of common stock	14,883	-	-
Proceeds from the issuance of equity instruments	357	156	3,389
Net cash provided by financing activities	425,375	102,008	305,443
Net increase (decrease) in cash and cash equivalents	186,702	64,319	(111,002)
Cash and cash equivalents, beginning of period	106,966	42,647	153,649
Cash and cash equivalents, end of period	$293,668	$106,966	$42,647

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$33,048	$49,193	$52,495
Income taxes	960	(2,817)	11,579
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$37,763	$33,717	$18,432
Sales of other real estate financed	8,609	6,258	1,840

See accompanying notes to consolidated financial statements.

(concluded)

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

Business and Consolidation
Enterprise Financial Services Corp and subsidiaries (the “Company” or “Enterprise”) is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (the “Bank”). The consolidated financial statements include the accounts of the Company, and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

In 2009 and 2010, the Bank entered into two transactions with the Federal Deposit Insurance Corporation (“FDIC”) to acquire the following failed banks:
  On December 11, 2009, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Valley Capital Bank N.A. (“Valley Capital”), a full service community bank that was headquartered in Mesa, Arizona.

  On July 9, 2010, the Bank entered into a loan sale agreement with the FDIC to purchase the loans originated and other real estate acquired by the Arizona operations of Home National Bank (“Home National”), of Blackwell Oklahoma.
On January 20, 2010, the Company sold its interest in Millennium Brokerage Group, LLC (“Millennium”) for $4.0 million in cash. The Company acquired 60% of Millennium in October 2005 and acquired the remaining 40% in December 2007. As a result of the sale, Millennium financial results are reported as discontinued operations for all periods presented.

On July 31, 2008, the Company sold its remaining interest in Great American Bank (“Great American”).

See Note 2 – Acquisition and Divestitures for more information on the above transactions.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company’s subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Use of Estimates
The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, indemnification assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold to be cash and cash equivalents. At December 31, 2010 and 2009, approximately $9.6 million and $8.4 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

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

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

Premiums and discounts are amortized or accreted over the expected lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company’s loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2010 or 2009. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company’s consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding net of unearned fees and costs. Loan origination fees and direct origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using a method, which approximates the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower’s credit has occurred which, in management’s opinion, negatively impacts the collectability of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectable and subsequent interest payments received are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectability of principal and interest is expected. Non-accrual loans that have been restructured will remain in a nonaccrual status until the borrower has made six consecutive contractual payments.

Loans Acquired Through Transfer
Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows are recognized as impairment. Any allowance for loan loss on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate at origination. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible. Loans and leases, which are deemed uncollectable, are charged off and deducted from the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses.

Impaired loans exclude credit-impaired loans that were acquired in the December 2009 and July 2010 FDIC-assisted transactions in Arizona. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Note 2 – Acquisition and Divestitures for more information on these loans.

Allowance For Loan Losses
The allowance for loan losses is increased by provision charged to expense and is available to absorb charge offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and probable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s loan portfolio. Such agencies may require additions to the allowance for loan losses based on their judgments and interpretations of information available to them at the time of their examinations.

Loan Charge-Offs
Loans are charged-off when the book balance of any loan whose primary and secondary sources of repayment (cash flow, collateral) no longer represent viable collection alternatives and the tertiary source (guarantors) must be sued to induce honoring the guaranty.

Other Real Estate
Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on loans on which the borrowers have defaulted as to the payment of principal and interest. Other real estate is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell. The fair value of other real estate is based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals. These estimates involve significant uncertainties and judgments and cannot be determined with certainty. As a result, fair value estimates may not be realizable in a current sale or settlement of the other real estate. Subsequent reductions in fair value are expensed.

Gains and losses resulting from the sale of other real estate are credited or charged to current period earnings. Costs of maintaining and operating other real estate are expensed as incurred, and expenditures to complete or improve other real estate properties are capitalized if the expenditures are expected to be recovered upon ultimate sale of the property.

FDIC Loss Share Receivable
As part of the Valley Capital and Home National transactions, the Bank entered into loss-share agreements with the FDIC. The FDIC will reimburse the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“Covered Assets”). In addition, the Bank will be reimbursed for certain expenses related to the Covered Assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable) was estimated based on expected losses and cash flows on the Covered Assets. The FDIC Loss Share Receivable is measured separately from the related Covered Assets and recorded separately on the balance sheet because it is not contractually embedded in the Covered Assets and is not transferable. The corresponding accretion is recorded separately on the income statement. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. See Note 2—Acquisitions and Divestitures, for further information regarding these transactions.

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

State Tax Credits Held for Sale
The Company purchases the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to Wealth Management customers and others. All state tax credits purchased prior to 2009 are accounted for at fair value. All state tax credits purchased since 2009 are accounted for at cost. The Company elected not to account for the state tax credits purchased since 2009 at fair value in order to limit the volatility of the fair value changes in the Company’s consolidated statements of operations.

Cash Surrender Value of Life Insurance
The Company has purchased bank-owned life insurance policies on certain executives. Bank-owned life insurance is recorded at its cash surrender value. Changes in the cash surrender values are included in non-interest income.

Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is therefore, carried at cost and periodically evaluated for impairment. The Company records dividends in income on the ex-dividend date.

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
Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if the Company determines it is more likely than not that all or some portion of the deferred tax asset will not be recognized. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.

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

Basic and Diluted Earnings Per Common Share
Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method and convertible preferred stock using the if-converted method.

NOTE 2—ACQUISITIONS AND DIVESTITURES

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

(in thousands)	Amount
Loans	$136,093
Other real estate owned	5,469
FDIC loss share receivable	82,422
Other assets	487
Total	$224,471

The FDIC will reimburse the Bank for 80% of all losses on loans and other real estate covered under the agreement. The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC.

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

The reimbursable losses from the FDIC are based on the book value of the Covered Assets as determined by the FDIC as of the date of the acquisition. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. The expected reimbursements under the loss sharing agreement were recorded as a FDIC loss share receivable at their estimated fair value.

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

	Preliminary		Adjusted
	December 31,		December 31,
(in thousands)	2009	Refinements	2009
Cash and cash equivalents	$3,542	$-	$3,542
Federal funds sold	11,563	-	11,563
Other investments	59	-	59
Portfolio loans	14,730	(1,135)	13,595
Other real estate	3,455	(1,289)	2,166
FDIC loss share receivable	8,519	1,849	10,368
Other assets	567	(536)	31
Deposits	(43,355)	-	(43,355)
Other liabilities	(33)	-	(33)
Goodwill	$(953)	$(1,111)	$(2,064)

Sale of Millennium - Discontinued Operations
On October 13, 2005, the Company acquired 60% of Millennium, a Tennessee limited liability company, for total consideration of $15.0 million. On December 31, 2007, the Company purchased the remaining 40% interest for cash of $1.5 million. As a result, Millennium became a wholly owned subsidiary of the Company.

On January 20, 2010, the Company sold Millennium for cash of $4.0 million resulting in a $1.6 million pre-tax loss, net of associated costs. The operating results for Millennium, including the loss on sale, have been reclassified and shown as discontinued operations in the consolidated statements of operations for all periods presented. At December 31, 2009, the Company presented the remaining assets of Millennium of $4.0 million as Assets of discontinued operations held for sale in the consolidated balance sheet. The Company does not have any direct significant continuing involvement with Millennium.

Acquisition of Clayco Banc Corporation
On February 28, 2007, the Company acquired 100% of the total outstanding common stock of Kansas City-based Clayco Banc Corporation (“Clayco”) and its wholly owned subsidiary, Great American, for total consideration of $36.0 million, consisting of cash of $14.8 million and 698,733 shares of common stock valued at $21.2 million.

At the time of acquisition, 32,959 shares valued at $1.0 million were deposited into an escrow account as part of an executive retention agreement. At December 31, 2008 the contingency was resolved, the shares were released to the executive, and the Company recorded additional compensation expense of $1.0 million.

Sale of Liberty Branch
On February 28, 2008, the Company sold its banking branch located in Liberty, Missouri to an unaffiliated bank. Deposit liabilities of $7.4 million were transferred and approximately $158,000 of fixed assets were sold. Goodwill and core deposit intangibles related to Liberty of $97,000 and $269,000, respectively, were written off on the sale date. The gain on the sale was $550,000.

Great American Transactions
On June 26, 2008, the Company transferred the assets and deposit liabilities of the Great American Claycomo branch along with certain other assets and liabilities of Great American to the Bank. Approximately $168.0 million of assets and $126.0 million of liabilities were transferred to the Bank.

On July 31, 2008, the Company sold the Great American bank charter and its remaining DeSoto branch to an unaffiliated bank holding company, for cash of $6.5 million. The net assets of the Great American charter on the date of the sale were $2.5 million, comprised of assets of approximately $33.0 million and liabilities of approximately $30.5 million. Goodwill and core deposit intangibles related to Great American of $680,000 and $336,000, respectively, were written off on the sale date. The gain on the sale was $2.9 million.

NOTE 3—EARNINGS (LOSS) PER SHARE

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

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Net income (loss) from continuing operations	$9,120	$(46,671)	$8,066
Net (loss) from discontinued operations	-	(1,284)	(6,218)
Net income (loss)	9,120	(47,955)	1,848
Preferred stock dividend	(1,750)	(1,750)	(58)
Accretion of preferred stock discount	(717)	(664)	(21)
Net income (loss) available to common shareholders	$6,653	$(50,369)	$1,769

Weighted average common shares outstanding	14,747	12,833	12,589
Additional dilutive common stock equivalents	-	-	-
Diluted common shares outstanding	14,747	12,833	12,589

Basic earnings (loss) per common share:
From continuing operations	$0.45	$(3.82)	$0.63
From discontinued operations	-	(0.10)	(0.49)
From continuing and discontinued operations	$0.45	$(3.92)	$0.14

Diluted earnings (loss) per common share:
From continuing operations	$0.45	$(3.82)	$0.63
From discontinued operations	-	(0.10)	(0.49)
From continuing and discontinued operations	$0.45	$(3.92)	$0.14

There were 2,707,424 common stock equivalents (including 324,074 convertible stock warrants) for fiscal year 2010; 2,757,074 common stock equivalents (including 324,074 convertible stock warrants) for fiscal year 2009; and 515,566 common stock equivalents (including 1,566 convertible stock warrants) for fiscal year 2008, which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 4—PREFERRED STOCK AND COMMON STOCK WARRANTS

On December 19, 2008, the Company entered into an agreement with the United States Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program, pursuant to which the Company sold (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Senior Preferred Stock”) and (ii) a warrant to purchase 324,074 shares of EFSC common stock (“common stock warrants”), par value $0.01 per share, for an aggregate investment by the U.S. Treasury of $35.0 million.

The proceeds received were allocated between the Senior Preferred Stock and the common stock warrants based upon their relative fair values, which resulted in the recording of a discount on the senior preferred stock upon issuance that reflects the value allocated to the warrants. The discount is being accreted using a level-yield basis over five years, consistent with management’s estimate of the life of the preferred stock. The allocated carrying value of the Senior Preferred Stock and common stock warrants on the date of issuance (based on their relative fair values) were $31.1 million and $3.9 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share.

The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. The Senior Preferred Stock is callable at par after three years. Prior to the end of three years, according to the terms of the operative agreements, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of EFSC of at least $8.8 million (each a “Qualified Equity Offering”), although certain amendments to the Emergency Economic Stabilization Act of 2008 enacted in February of 2009 eliminate this restriction on the means of redeeming the Senior Preferred Stock. The U.S. Treasury may also transfer the Senior Preferred Stock to a third party at any time.

Common Stock Warrants
The common stock warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $16.20 per share (subject to certain anti-dilution adjustments). Assumptions were used in estimating the fair value of common stock warrants. The weighted average expected life of the common stock warrant represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company’s stock. The following assumptions were used in estimating the fair value for the common stock warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.1%, an expected volatility of 47.3%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the common stock warrants was $3.0 million. As previously noted, based on the common stock warrants’ fair value relative to the senior preferred stock fair value, $3.9 million of the $35.0 million of proceeds was recorded to Additional paid in capital in the December 31, 2010 and 2009 consolidated balance sheets.

NOTE 5—INVESTMENTS

Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$444	$9	$-	$453
Obligations of U.S. Government sponsored enterprises	32,880	9	(770)	32,119
Obligations of states and political subdivisions	18,486	45	(855)	17,676
Residential mortgage-backed securities	310,636	2,656	(1,994)	311,298
	$362,446	$2,719	$(3,619)	$361,546

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$26,940	$249	$-	$27,189
Obligations of U.S. Government sponsored enterprises	75,880	115	(181)	75,814
Obligations of states and political subdivisions	3,868	10	(471)	3,408
Residential mortgage-backed securities	174,562	1,960	(471)	176,050
	$281,250	$2,334	$(1,123)	$282,461

At December 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the government agencies and sponsored enterprises, in an amount greater than 10% of shareholders’ equity. The residential mortgage-backed securities are all issued by government sponsored enterprises. Available for sale securities having a carrying value of $249.6 million and $66.4 million at December 31, 2010 and 2009, respectively, were pledged as collateral to secure public deposits and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average maturity of the Mortgage-backed securities is approximately 4 years.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$6,594	$6,597
Due after one year through five years	19,897	19,422
Due after five years through ten years	19,509	18,788
Due after ten years	5,810	5,441
Mortgage-backed securities	310,636	311,298
	$362,446	$361,546

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored enterprises	$27,100	$770	$-	$-	$27,100	$770
Obligations of the state and political subdivisions	11,329	420	2,965	435	14,294	855
Residential mortgage-backed securities	133,893	1,994	-	-	133,893	1,994
	$172,322	$3,184	$2,965	$435	$175,287	$3,619

	December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored enterprises	$29,557	$181	$-	$-	$29,557	$181
Obligations of the state and political subdivisions	2,830	471	-	-	2,830	471
Residential mortgage-backed securities	74,625	471	-	-	74,625	471
	$107,012	$1,123	$-	$-	$107,012	$1,123

The unrealized losses at both December 31, 2010 and December 31, 2009, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired.

The gross gains realized, gross losses realized and the proceeds received from sales of available-for-sale investment securities at December 31, 2010 and December 31, 2009 were as follows:

	December 31,
(in thousands)	2010	2009
Gross gains realized	$1,987	$955
Gross losses realized	-	-
Proceeds from sales	126,987	48,949

Other Investments, At Cost
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. As a member of the FHLB system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $7.6 million is recorded at cost, and is included in other investments in the consolidated balance sheets, which represents redemption value. The remaining amounts in Other investments include the Company’s investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 11—Subordinated Debentures) and various private equity investments.

NOTE 6—PORTFOLIO LOANS

Below is a summary of loans by category at December 31, 2010 and 2009:

	December 31,
	2010			2009
	Portfolio	Portfolio
	Loans not	Loans
	Covered	Covered
	under FDIC	under FDIC		Portfolio
(in thousands)	loss share	loss share	Total	Loans
Real Estate Loans:
Construction and land development	$190,285	$32,748	$223,033	$224,390
Farmland	10,980	811	11,791	6,680
1-4 Family residential	189,484	10,201	199,685	213,960
Multifamily residential	53,111	129	53,240	87,971
Other real estate loans	712,177	72,280	784,457	724,568
Total real estate loans	$1,156,037	$116,169	$1,272,206	$1,257,569
Commercial and industrial	593,938	10,036	603,974	558,016
Other	16,308	506	16,814	16,387
Portfolio Loans, net	$1,766,283	$126,711	$1,892,994	$1,831,972

Unearned loan costs, net	68	-	68	153
Portfolio loans, including unearned loan costs	$1,766,351	$126,711	$1,893,062	$1,832,125

The Company grants commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the years ended December 31, 2010, 2009, and 2008 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability.

(in thousands)	2010	2009	2008
Balance at beginning of year	$9,240	$6,047	$3,186
New loans and advances	6,411	5,571	3,204
Payments	(1,764)	(2,378)	(343)
Balance at end of year	$13,887	$9,240	$6,047

A summary of activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method for the year ended December 31, 2010 is as follows:

		Commercial	Commercial					Portfolio loans
		Real Estate	Real Estate					covered under
	Commercial &	Owner	Non-Owner	Construction	Residential	Consumer		FDIC
(in thousands)	Industrial	Occupied	Occupied	Real Estate	Real Estate	& Other	Unallocated	loss share	Total
Allowance for Loan Losses:
Balance, beginning of year	$9,715	$5,992	$13,608	$4,289	$3,859	$45	$5,487	$-	$42,995
Provision charged to expense	6,720	(86)	5,656	15,952	5,481	141	(129)	-	33,735
Losses charged off	3,865	846	14,636	12,148	4,391	274	-	-	36,160
Recoveries	157	-	1,001	314	536	181	-	-	2,189
Balance, end of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$-	$42,759

Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$-	$-	$-	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	-	33,631
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Total	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$-	$42,759

Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$-	$-	$-	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376		3,837	1,723,831
Loans acquired with deteriorated credit quality	-	-	-	-	-	-		122,874	122,874
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$-	$126,711	$1,893,062

A summary of loans individually evaluated for impairment by category as of December 31, 2010 is as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Non-Owner Occupied	15,024	1,960	8,975	10,935	1,457	15,122
Construction	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	-	-	-	-	-	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

There were no loans over 90 days past due and still accruing interest at December 31, 2010, 2009 or 2008. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $3.5 million, $3.3 million, and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The cash amount collected and recognized as interest income on impaired loans was $78,000, $112,000, and $121,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $150,000, $16,000, and $0 for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010 there were $1.4 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $280,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired loans by category at December 31, 2010 is as follows:

(in thousands)	Non-accrual	Restructured	Total
Commercial & Industrial	$11,276	$-	$11,276

Real Estate:
Commercial - Owner Occupied	2,024		2,024
Commercial - Non-Owner Occupied	10,516	419	10,935
Construction	9,352	582	9,934
Residential	5,309	6,879	12,188

Consumer & Other	-		-

Total	$38,477	$7,880	$46,357

The aging of the recorded investment in past due loans by portfolio class and category at December 31, 2010 is as follows:

		90 or More
	30-89 Days	Days	Total
(in thousands)	Past Due	Past Due	Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commerical & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938

Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Non-Owner Occupied	2,692	4,348	7,040	437,684	444,724
Construction	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484

Consumer & Other	3	-	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commerical & Industrial	$674	$264	$938	$9,098	$10,036

Real Estate:
Commercial - Owner Occupied	62	5,591	5,653	25,431	31,084
Commercial - Non-Owner Occupied	3,687	1,956	5,643	36,493	42,136
Construction	-	25,943	25,943	6,804	32,747
Residential	726	737	1,463	8,737	10,200

Consumer & Other	196	-	196	312	508
Total	$5,345	$34,491	$39,836	$86,875	$126,711

Portfolio loans, total
Commerical & Industrial	$6,612	$3,821	$10,433	$593,541	$603,974

Real Estate:
Commercial - Owner Occupied	976	7,174	8,150	354,478	362,628
Commercial - Non-Owner Occupied	6,379	6,304	12,683	474,177	486,860
Construction	802	32,819	33,621	189,411	223,032
Residential	3,222	3,255	6,477	193,207	199,684

Consumer & Other	199	-	199	16,685	16,884
Total	$18,190	$53,373	$71,563	$1,821,499	$1,893,062

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, and current economic factors among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
  Grades 1, 2, and 3 - These grades include loans to borrowers with a continuous record of strong earnings, sound balance sheet condition and capitalization, ample liquidity with solid cash flow and whose management team has experience and depth within their industry.

  Grade 4 – This grade includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

  Grade 5 – This grade includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity and cash flow.

  Grade 6 – This grade includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the company is starting to reverse a negative trend or condition, or have recently been upgraded from a 7, 8, or 9 rating.

  Grade 7 – Watch credits are companies that have experienced financial setback of a nature that are not determined to be severe or influence ‘ongoing concern’ expectations. Borrowers within this category are expected to turnaround within a 12-month period of time. Although possible, no loss is anticipated, , due to strong collateral and/or guarantor support.

  Grade 8 – Substandard credits will include those companies that are characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

  Grade 9 – Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. Borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

The recorded investment by risk category of the loans by portfolio class and category at December 31, 2010, which is based upon the most recent analysis performed, is as follows:

		Commercial	Commercial
		Real Estate	Real Estate
	Commercial	Owner	Non-owner	Construction	Residential	Consumer
(in thousands)	& Industrial	Occupied	Occupied	Real Estate	Real Estate	& Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch List (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	-	44	-	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$-	$-	$-	$-	$-	$83	$83
Above Average (4)	-	-	-	-	110	-	110
Average (5)	4,195	8,774	14,744	1,343	4,400	378	33,834
Below Average (6)	4,902	7,952	7,938	1,557	2,717	47	25,113
Watch List (7)	75	3,414	7,331	353	1,443	-	12,616
Substandard (8)	864	10,944	9,861	22,272	1,170	-	45,111
Doubtful (9)	-	-	2,262	7,222	360	-	9,844
Total	$10,036	$31,084	$42,136	$32,747	$10,200	$508	$126,711

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,013	$127,602
Above Average (4)	48,745	68,443	31,826	8,549	17,510	2,264	177,337
Average (5)	257,133	158,547	274,681	81,743	131,987	8,100	912,191
Below Average (6)	140,076	54,032	99,323	29,488	13,617	164	336,700
Watch List (7)	26,624	36,788	46,011	32,872	9,715	9	152,019
Substandard (8)	35,376	25,578	25,673	62,016	24,929	334	173,906
Doubtful (9)	3,080	101	2,500	7,222	404	-	13,307
Total	$603,974	$362,628	$486,860	$223,032	$199,684	$16,884	$1,893,062

Portfolio loans covered under FDIC loss share
Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Changes in the accretable yield for purchased loans were as follows for the years ended December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Balance at beginning of period	$3,708	$-
Additions	50,027	3,708
Accretion	(7,275)	-
Balance at end of period	$46,460	$3,708

Outstanding balances on purchased loans from the FDIC were $219.5 million and $22.0 million as of December 31, 2010 and 2009, respectively. In 2010, the Bank received payments of $5.0 million for loss share claims under the terms of the FDIC loss share agreements.

Home National transaction
The following table presents information regarding the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Home National transaction, as of the closing dates for those transactions:

July 9, 2010 Purchased
(In thousands)	Credit-Impaired Loans
Contractually required payments (principal and interest):	$288,827
Cash flows expected to be collected (principal and interest):	171,696
Fair value of loans acquired:	136,093

These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. The majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral. There was no allowance for credit losses on purchased loans related to FDIC-assisted transactions at December 31, 2010.

The determination of the initial fair value of loans and other real estate acquired in the transaction and the initial fair value of the related FDIC loss share receivable involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Bank realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values realized for the acquired loans are different from the estimate, the FDIC loss share receivable will generally be affected in an offsetting manner due to the loss sharing support from the FDIC, thus limiting the Bank’s loss exposure.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

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

Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The Company monitors the overall credit risk and exposure to individual counterparties. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At December 31, 2010, the Company had accepted cash of $530,000 and pledged securities of $2.2 million as collateral in connection with our interest rate swap agreements. At December 31, 2010 and 2009, the Company had pledged cash of $1.5 million as collateral in connection with interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans and certificates of deposit.
  Economic hedge of state tax credits. In November 2008, the Company entered into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. The Company paid $2.1 million at inception of the contracts. No principal payments are exchanged. In February 2010, the Company paid $751,000 for an additional series of interest rate caps. See Note 19—Fair Value Measurements for further discussion of the fair value of the state tax credits.

  Economic hedge of prime based loans. At December 31, 2008, the Bank had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The interest rate swaps had notional amounts of $40.0 million each and the Bank received fixed rates of 4.81% and 4.25%, respectively. The swaps were designed to hedge the cash flows associated with a portfolio of prime based loans. Amounts paid or received under these swap agreements were accounted for on an accrual basis and recognized in interest income on loans. The net cash flows related to these cash flow hedges increased interest income on loans by $76,000 in 2008.

  At December 31, 2008, the Company had recorded $1.3 million in Other assets in the consolidated balance sheet related to the fair value of the interest rate swaps. The effective portion of the change in the derivatives’ gain or loss was reported as a component of Accumulated other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss was recorded in operations. On December 16, 2008, the prime rate used to determine the variable rate payments the Bank made to its counterparty was lowered to a rate less than the Bank’s prime rate which was used to determine the variable rate receipts from the prime based borrowers. As a result of the variable rate differential, the Company concluded that the cash flow hedges would not be prospectively effective and dedesignated the related interest rate swaps.

  The Company reclassified $638,500 from Accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive income into Noninterest income in the consolidated statement of operations for the year ended December 31, 2008. The Company reclassified $242,000 and $248,000 of remaining hedge-related amounts from Accumulated other comprehensive income to operations in 2010 and 2009, respectively. At December 31, 2010, the amount remaining in Accumulated other comprehensive income was $162,000 which the Company expects to reclassify into operations over the next twelve months.

  On February 4, 2009, the swaps were terminated. The Company received cash of $861,000, and realized a loss of $530,000. The loss was included in Miscellaneous income in the 2009 consolidated statement of operations. As a result, the Company had no cash flow hedges at December 31, 2009.

  Fair Value hedge of certificates of deposit. At December 31, 2010, 2009 and 2008, the Company had no outstanding derivative financial instruments designated as fair value hedges.
The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate cap contracts	$314,300	$84,050	$528	$1,117	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for 2010 and 2009.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2010	2009
Non-designated hedging instruments
Interest rate cap contracts	State tax credit activity, net	$(1,340)	$573
Interest rate swap contracts	Miscellaneous income	$242	$(282)

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

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Non-designated hedging instruments
Interest rate swap contracts	$109,012	$30,279	$1,514	$120	$2,607	$1,105

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for 2010 and 2009.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2010	2009
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(594)	$(579)

NOTE 8—FIXED ASSETS

A summary of fixed assets at December 31, 2010 and 2009 is as follows:

	December 31,
(in thousands)	2010	2009
Land	$2,236	$2,249
Buildings and leasehold improvements	21,989	21,798
Furniture, fixtures and equipment	12,579	12,095
Capitalized software	211	263
	37,015	36,405
Less accumulated depreciation and amortization	16,516	14,105
Total fixed assets	$20,499	$22,301

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures, equipment and capitalized software included in noninterest expense amounted to $2.9 million, $3.6 million, and $2.5 million in 2010, 2009, and 2008, respectively.

The Company has facilities leased under agreements that expire in various years through 2026. The Company’s aggregate rent expense totaled $2.5 million, $2.7 million, and $2.6 million in 2010, 2009, and 2008, respectively. Sublease rental income was $126,000, $122,500, and $110,200 for 2010, 2009, and 2008, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation. The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2011	1,848
2012	1,823
2013	1,276
2014	1,261
2015	1,120
Thereafter	7,128
Total	$14,456

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

The table below presents a summary of the goodwill for the years ended December 31, 2010, 2009, and 2008.

	Reporting Unit
(in thousands)	Millennium	Banking	Total
Balance at December 31, 2007	$11,798	$45,379	$57,177
Acquisition-related adjustments (1)	36	776	812
Goodwill write-off related to sale of Liberty branch	-	(97)	(97)
Goodwill write-off related to sale of DeSoto branch	-	(680)	(680)
Goodwill impairment related to Millennium Brokerage Group	(8,700)	-	(8,700)
Balance at December 31, 2008	3,134	45,378	48,512
Goodwill impairment related to Banking operating unit	-	(45,378)	(45,378)
Goodwill from purchase of Valley Capital Bank	-	2,064	2,064
Reclassification to assets held for sale	(3,134)	-	(3,134)
Balance at December 31, 2009	-	2,064	2,064
Balance at December 31, 2010	$-	$2,064	$2,064

(1)
Includes additional purchase accounting adjustments on the Millennium, NorthStar and Clayco acquisitions necessary to reflect additional valuation data since the respective acquisition dates. See Note 2 – Acquisitions and Divestitures for more information.

Due primarily to the deterioration in the general economic environment and the resulting decline in the Company’s share price and market capitalization, the impairment analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit, which resulted in a non-cash goodwill impairment charge of $45.4 million at March 31, 2009, thus eliminating all goodwill in the Banking operating unit at that time. This impairment charge did not reduce the Company’s regulatory capital or cash flows. The Company also tested the Banking reporting unit core deposit intangibles for impairment and determined there was no impairment.

At December 31, 2010 and 2009, the Company’s Banking segment had $2.1 million of Goodwill from the acquisition of Valley Capital. The annual goodwill impairment evaluation in 2009 and 2010 did not identify any impairment at the Banking unit.

The table below presents a summary of the intangible assets for the years ended December 31, 2010, 2009, and 2008.

	Customer and
	Trade Name	Core Deposit
(in thousands)	Intangibles	Intangible	Net Intangible
Balance at December 31, 2007	$2,724	$3,329	$6,053
Amortization expense	(845)	(599)	(1,444)
Intangible write-off related to sale of Liberty branch	-	(269)	(269)
Intangible write-off related to sale of DeSoto branch/Great American charter	-	(336)	(336)
Intangible write-off related to Millennium	(500)	-	(500)
Balance at December 31, 2008	1,379	2,125	3,504
Reclassification to assets held for sale	(783)	-	(783)
Amortization expense	(596)	(482)	(1,078)
Balance at December 31, 2009	-	1,643	1,643
Amortization expense	-	(420)	(420)
Balance at December 31, 2010	$-	$1,223	$1,223

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2010.

Core Deposit
Year	Intangible
2011	$358
2012	296
2013	234
2014	172
After 2014	163
$1,223

NOTE 10—MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2010:

	$100,000
(in thousands)	and Over	Other	Total
Less than 1 year	$311,134	$265,303	$576,437
Greater than 1 year and less than 2 years	83,762	19,926	103,688
Greater than 2 years and less than 3 years	93,077	16,407	109,484
Greater than 3 years and less than 4 years	3,769	2,637	6,406
Greater than 4 years and less than 5 years	51,674	13,036	64,710
Over 5 years	482	38	520
	$543,898	$317,347	$861,245

NOTE 11—SUBORDINATED DEBENTURES

The Corporation has nine unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities. In addition to the statutory business trusts, on September 30, 2008, the Bank completed a $2.5 million private placement of subordinated capital notes.

The amounts and terms of each respective issuance at December 31, 2010 were as follows:

	Amount
(in thousands)	2010	2009	Maturity Date	Call date	Interest Rate
EFSC Clayco Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Capital Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Capital Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Capital Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Fixed for 5 years @ 6.573%(1)
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	25,774	25,774	December 15, 2038	December 15, 2013 (2)	Fixed @ 9%
Total trust preferred securities	82,581	82,581

Bank Subordinated notes	2,500	2,500	October 1, 2018	October 1, 2013	Fixed @ 10%
Total Subordinated debentures	$85,081	$85,081

(1)	After February 2012, floats @ 3MO LIBOR + 1.60%
(2)	Convertible to EFSC common stock at a conversion price of $17.37. If EFSC common stock price exceeds $22.58 for 20 consecutive trading days after December 15, 2010, upon written notice EFSC can force the holders to convert or lose their conversion rights.

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

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company’s consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company’s consolidated statements of operations. The Company’s investment in these trusts is included in other investments in the consolidated balance sheets.

The trust preferred securities issued through EFSC Capital Trust VIII are convertible into 1,439,263 shares of the Company’s common stock at a conversion price of $17.37. After December 15, 2010, if the Company’s common stock price per share exceeds $22.58 for 20 consecutive trading days, upon written notice, the Company can force the holders to convert or lose their conversion rights. An entity managed and controlled by certain members of the Company’s Board of Directors purchased $5.0 million of the convertible trust preferred securities of EFSC Capital Trust VIII on December 12, 2008.

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2010 and 2009, the carrying value of the loans pledged to the FHLB of Des Moines was $434.0 million and $462.0 million, respectively.

Enterprise also has a $7.6 million investment in the capital stock of the FHLB of Des Moines and maintains a secured line of credit that had availability of approximately $108.1 million at December 31, 2010.

The following table summarizes the type, maturity and rate of the Company’s FHLB advances at December 31:

		2010		2009
		Outstanding	Weighted	Outstanding	Weighted
(in thousands)	Term	Balance	Rate	Balance	Rate
Long term non-amortizing fixed advance	less than 1 year	$5,300	2.04%	$20,800	4.19%
Long term non-amortizing fixed advance	1 - 2 years	22,000	2.90%	5,300	2.04%
Long term non-amortizing fixed advance	2 - 3 years	-	-	22,000	2.90%
Long term non-amortizing fixed advance	5 - 10 years	80,000	3.51%	80,000	3.51%

Total Federal Home Loan Bank Advances		$107,300	3.31%	$128,100	3.45%

All FHLB advances have fixed interest rates. At December 31, 2010, $37.3 million of the advances are pre-payable by the Company at anytime, subject to prepayment penalties. Of the advances with a term of five to ten years, $70.0 million were callable by the FHLB as of December 31, 2010.

NOTE 13—OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2010	2009
Securities sold under repurchase agreements	$119,333	$39,338

Average balance during the year	$58,737	$254,217
Maximum balance outstanding at any month-end	119,333	404,134
Weighted average interest rate during the year	0.45%	3.41%
Weighted average interest rate at December 31	0.44%	0.55%

Secured borrowings
In connection with the 2009 loan participation correction, the Company recorded the participated portion of such loans as portfolio loans, along with a secured borrowing liability to finance the loans. The Company also recorded incremental interest income on the loans offset by incremental interest expense on the secured borrowing. At December 31, 2009, there were no outstanding secured borrowings related to the loan participations. Following is the effect of the secured borrowings on average balances during the year, maximum balance outstanding at any month-end and weighted average interest rate during the year. The average balance outstanding during 2009 was $182.8 million. For the twelve months ended December 31, 2009, the maximum balance outstanding at any month-end was $236.1 million. The weighted average interest rate on these borrowings for the year ended December 31, 2009 was 4.53%. See Item 8, Note 2 – Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information.

Federal Reserve line
The Bank also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes. As of December 31, 2010, approximately $303.3 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating approximately $497.3 million.

NOTE 14—LITIGATION AND OTHER CLAIMS

The Company and its subsidiaries are not parties to material litigation. However, there are other litigation matters that arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, Management believes any resulting liability from these other actions would not have a material effect upon the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15—REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are also presented in the table below.

					To Be Well
					Capitalized Under
			For Capital		Applicable
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$288,754	14.30%	$161,566	8.00%	$-	-%
Enterprise Bank & Trust	254,677	12.69	160,517	8.00	200,646	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	241,829	11.97	80,783	4.00	-	-
Enterprise Bank & Trust	226,878	11.31	80,258	4.00	120,388	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	241,829	9.15	79,250	3.00	-	-
Enterprise Bank & Trust	226,878	8.63	78,830	3.00	131,384	5.00

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$268,454	13.32%	$161,231	8.00%	$-	-%
Enterprise Bank & Trust	226,372	11.37	159,278	8.00	199,098	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	215,099	10.67	80,616	4.00	-	-
Enterprise Bank & Trust	198,761	9.98	79,639	4.00	119,459	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	215,099	8.96	72,018	3.00	-	-
Enterprise Bank & Trust	198,761	8.38	71,185	3.00	118,642	5.00

NOTE 16—COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock appreciation rights, and restricted stock units (“RSUs”), as designated by the Company’s Board of Directors. The Company uses authorized and unissued shares to satisfy share award exercises. During 2010, share-based compensation was issued in the form of stock and stock-settled stock appreciation rights (“SSAR”). At December 31, 2010, there were 665,742 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $2.3 million, $2.2 million, and $2.3 million for the years ended December 31, 2010, 2009, and 2008 respectively. The total income tax (expense) benefit recognized in Additional paid in capital for share-based compensation arrangements was ($494,000), ($338,000), and $460,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

	2010	2009	2008
Risk-free interest rate	2.1%	2.5%	3.9%
Expected dividend rate	0.6%	0.6%	0.6%
Expected volatility	56.8%	54.8%	39.4%
Expected term	6 years	6 years	6 years

Stock options have been granted to key employees with exercise prices equal to the market price of the Company’s common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. In 2007, the Company began granting SSARs to key employees. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2010, there was $3,000 and $1.8 million of total unrecognized compensation cost related to stock options and SSARs, respectively, which is expected to be recognized over a weighted average period of 3 months and 2.7 years, respectively. Various information related to the stock options and SSARs is shown below.

(in thousands, except grant date fair value)	2010	2009	2008
Weighted average grant date fair value of options and SSARs	$10.24	$8.99	$8.27
Compensation expense	908	896	705
Intrinsic value of option exercises on date of exercise	-	1	2,177
Cash received from the exercise of stock options	-	15	3,148

Following is a summary of the employee stock option and SSAR activity for 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	803,735	$16.77
Granted	150,000	10.24
Exercised	-	-
Forfeited	(50,803)	16.40
Outstanding at December 31, 2010	902,932	$15.71	5.5 years	$-
Exercisable at December 31, 2010	599,277	$16.00	4.0 years	$-
Vested and expected to vest at December 31, 2010	662,313	$16.40	5.5 years	$-

Restricted Stock Units
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over five years. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2010	2009	2008
Compensation expense	$1,038	$1,138	$1,380
Total fair value at vesting date	389	417	765
Total unrecognized compensation cost for nonvested stock units	827	1,879	3,038
Expected years to recognize unearned compensation	1.6 years	2.2 years	3.0 years

A summary of the status of the Company's RSU awards as of December 31, 2010 and changes during the year then ended is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	78,150	$23.05
Granted	-	-
Vested	(36,348)	24.03
Forfeited	(5,629)	22.58
Outstanding at December 31, 2010	36,173	$22.14

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. At December 31, 2010, there were 39,452 shares of stock were available for issuance under the Stock Plan for Non-Management Directors. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In 2010, the Company issued 25,888 shares of stock at a weighted average fair value of $9.93 per share. In 2009, the Company issued 17,015 shares of stock at a weighted average fair value of $9.86 per share. The Company recognized $257,000 and $168,000 of stock-based compensation expense for the shares issued to the directors in 2010 and 2009, respectively.

Moneta Plan
In 1997, the Company entered into a solicitation and referral agreement with Moneta Group, Inc. (“Moneta”), a nationally recognized firm in the financial planning industry. There have been no options granted to Moneta under the agreement since 2003. The fair value of each option granted to Moneta was estimated on the date of grant using the Black-Scholes option pricing model. The Company recognized the fair value of the options over the vesting period as expense. As of December 31, 2006, the fair value of all Moneta options had been recognized. Following is a summary of the Moneta stock option activity for 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at December 31, 2009	29,346	$14.10
Granted	-	-
Exercised	-	-
Forfeited	(3,241)	18.25
Outstanding at December 31, 2010	26,105	$13.58	1.2 years	$-
Exercisable at December 31, 2010	26,105	$13.58	1.2 years	$-

401(k) plans
Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company’s contributions to the plan was $468,000, $349,000, and $496,000 for 2010, 2009, and 2008, respectively.

NOTE 17—INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$1,118	$(383)	$7,599
State and local	198	(433)	233
Deferred	905	(2,545)	(7,699)
Total income tax expense (benefit)	$2,221	$(3,361)	$133

Income tax expense (benefit) is included in the financial statements as follows:
Continuing operations	$2,221	$(2,650)	$3,672
Discontinued operations	-	(711)	(3,539)
Total income tax expense (benefit)	$2,221	$(3,361)	$133

A reconciliation of expected income tax (benefit) expense, computed by applying the statutory federal income tax rate of 35% in 2010, 2009, and 2008 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Income tax expense (benefit) at statutory rate	$3,969	$(17,961)	$653
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(527)	(597)	(401)
Goodwill write off	-	15,882	-
State and local income tax	129	(282)	151
Non-deductible expenses	292	187	208
Federal income tax credits	(729)	-	-
Other, net	(913)	(590)	(478)
Total income tax expense (benefit)	$2,221	$(3,361)	$133

A net deferred income tax asset of $16.1 million and $18.3 million is included in other assets in the consolidated balance sheets at December 31, 2010 and 2009, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$15,564	$15,631
Asset purchase tax basis difference, net	33,097	-
Deferred compensation	1,723	1,298
Intangible assets	228	3,473
Tax credit carryforwards	-	806
Unrealized losses on securities available for sale	223
Other, net	1,196	517
Total deferred tax assets	$52,031	$21,725

Deferred tax liabilities:
FDIC loss guarantee receivable, net	$33,392	$-
Unrealized gains on securities available for sale	-	537
State tax credits held for sale, net of economic hedge	1,788	1,216
Core deposit intangibles	445	598
Office equipment and leasehold improvements	338	1,114
Total deferred tax liabilities	35,963	3,465
Net deferred tax asset	$16,068	$18,260

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances as of December 31, 2010 or December 31, 2009. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company, or one of its subsidiaries, files income tax returns in the federal jurisdiction and in seven states. With few exceptions, the Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2007. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of December 31, 2010, the Company had approximately $280,000 accrued for interest and penalties.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.

As of December 31, 2010, the gross amount of unrecognized tax benefits was $2.3 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $881,000. Also included in the balance of unrecognized benefits at December 31, 2010 are $1.4 million of tax benefits that, if recognized, would result in adjustments to other tax accounts. The Company believes it is reasonably possible that the balance of unrecognized benefits will be reduced by approximately $1.5 million within 12 months of the reporting date as a result of a lapse of statue of limitations or other affirmative actions which may be taken to resolve certain unrecognized benefits.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2010	2009	2008
Balance at beginning of year	$1,337	$1,690	$2,412
Additions based on tax positions related to the
current year	270	142	245
Additions for tax positions of prior years	1,203	180	241
Reductions for tax positions of prior years	-	-	(491)
Settlements or lapse of statute of limitations	(488)	(675)	(717)
Balance at end of year	$2,322	$1,337	$1,690

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2010, there were $1.4 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $280,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amount of off-balance-sheet financial instruments as of December 31, 2010 and 2009 is as follows:

	December 31,	December 31,
(in thousands)	2010	2009
Commitments to extend credit	$429,411	$457,777
Standby letters of credit	42,113	32,263

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2010 and 2009, approximately $67.0 million and $84.3 million, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of each bank’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2010.

NOTE 19—FAIR VALUE MEASUREMENTS

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
Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2010

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical	Observable	Inputs	Total Fair
(in thousands)	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Value
Assets
Securities available for sale
Obligations of U.S. Government agencies	$-	$453	$-	$453
Obligations of U.S. Government sponsored enterprises	-	27,564	4,555	32,119
Obligations of states and political subdivisions	-	14,711	2,965	17,676
Residential mortgage-backed securities	-	311,298	-	311,298
Total securities available for sale	$-	$354,026	$7,520	$361,546
Portfolio loans	-	16,068	-	16,068
State tax credits held for sale	-	-	31,576	31,576
Derivative financial instruments	-	2,042	-	2,042
Total assets	$-	$372,136	$39,096	$411,232

Liabilities
Derivative financial instruments	$-	$2,607	$-	$2,607
Total liabilities	$-	$2,607	$-	$2,607

	December 31, 2009

	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical	Observable	Inputs	Total Fair
(in thousands)	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Value
Assets
Securities available for sale	$-	$279,631	$2,830	$282,461
State tax credits held for sale	-	-	32,485	32,485
Derivative financial instruments	-	1,237	-	1,237
Portfolio loans	-	17,226	-	17,226
Total assets	$-	$298,094	$35,315	$333,409

Liabilities
Derivative financial instruments	$-	$1,105	$-	$1,105
Total liabilities	$-	$1,105	$-	$1,105

  Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through December 31, 2010, Level 3 securities available for sale include three Auction Rate Securities and two newly issued U.S. government agency securities.

  Portfolio loans. Certain fixed rate portfolio loans are accounted for at fair value. The Company enters into interest rate swaps to economically hedge changes in the fair value of these loans. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

  State tax credits held for sale. At December 31, 2010, of the $61.1 million of state tax credits held for sale on the consolidated balance sheet, approximately $31.6 million were carried at fair value. The remaining $29.5 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased in 2009 and 2010 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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

  At December 31, 2010, the discount rates utilized in our state tax credits fair value calculation ranged from 2.35% to 5.45%. Resulting changes in the fair value of the state tax credits held for sale increased Gain on state tax credits in the consolidated statement of operations by $3.0 million for the year ended December 31, 2010.

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

Level 3 financial instruments
The following table presents the changes in Level 3 financial instruments measured at fair value as of December 31, 2010 and 2009.

	For the year ended December 31,
	2010	2009	2010	2009
	Securities	Securities
	available for	available for
	sale, at fair	sale, at fair	State tax credits	State tax credits
(in thousands)	value	value	held for sale	held for sale
Beginning balance	$2,830	$-	$32,485	$39,142
Total gains (realized and unrealized):
Included in earnings	-	-	2,544	444
Included in other comprehensive income	(427)	(470)	-	-
Purchases, sales, issuances and settlements, net	15,529	3,300	(3,453)	(7,102)
Transfer in and/or out of Level 3	(10,412)	-	-	-
Ending balance	$7,520	$2,830	$31,576	$32,485

Change in unrealized gains relating to
assets still held at the reporting date	$(427)	$(470)	$1,685	$(1,304)

The transfer out of Level 3 is related to a newly issued mortgage back security that was purchased in third quarter of 2010 which was originally priced using Level 3 assumptions. In the fourth quarter of 2010, a third party pricing service was identified.

Fair value on a non-recurring basis
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

  State Tax Credits. Certain state tax credits are reported at cost.

The following tables presents the financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

	December 31, 2010

		(1)
		Quoted Prices	(1)
		in Active	Significant	(1)
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total (losses) gains for
	(1)	Assets	Inputs	Inputs	the year ended
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Impaired loans	$14,542	$-	$-	$14,542	$(36,160)
Other real estate	14,886	-	-	14,886	(5,710)
Total	$29,426	$-	$-	$29,427	$(41,870)

	December 31, 2009

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total (losses) gains for
		Assets	Inputs	Inputs	the year ended
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Impaired loans (1)	$7,590	$-	$-	$7,590	$(17,596)
Other real estate (1)	6,955	-	-	6,955	(2,389)
Goodwill	-	-	-	-	(45,377)
Total	$14,545	$-	$-	$14,545	$(65,361)

(1)	The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value at December 31, 2010 and 2009
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$23,413	$23,413	$16,064	$16,064
Federal funds sold	3,153	3,153	7,472	7,472
Interest-bearing deposits	268,853	268,853	83,430	83,430
Securities available for sale	361,546	361,546	282,461	282,461
Other investments, at cost	12,278	12,278	13,189	13,189
Loans held for sale	5,640	5,640	4,243	4,243
Derivative financial instruments	2,042	2,042	1,237	1,237
Portfolio loans, net	1,850,303	1,855,338	1,789,130	1,793,498
State tax credits, held for sale	61,148	61,148	51,258	51,258
Accrued interest receivable	7,464	7,464	7,751	7,751

Balance sheet liabilities
Deposits	2,297,721	2,301,387	1,941,416	1,944,910
Subordinated debentures	85,081	44,866	85,081	43,060
Federal Home Loan Bank advances	107,300	118,602	128,100	138,688
Other borrowings	119,333	119,366	39,338	39,360
Derivative financial instruments	2,607	2,607	1,105	1,105
Accrued interest payable	1,488	1,488	2,125	2,125

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

Portfolio loans, net
The fair value of adjustable-rate loans approximates cost. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The fair value of the acquired loans are based on the present value of expected future cash flows. The method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

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

The Banking operating segment consists of a full-service commercial bank, with locations in St. Louis, Kansas City and Phoenix. The majority of the Company’s assets and income result from the Banking segment. All banking locations have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines and operating policies for products and services are the same across all regions.

The Wealth Management segment includes the Trust division of the Bank and the state tax credit brokerage activities. The Trust division provides estate planning, investment management, trust administration, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s wealth management segment and banking lines of business. Also included in the Wealth Management segment are the discontinued operations of Millennium.

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

Following are the financial results for the Company’s operating segments.

	Years ended December 31,
	2010
		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Net interest income (expense)	$95,613	$(1,430)	$(4,559)	$89,624
Provision for loan losses	33,735	-	-	33,735
Noninterest income	9,528	8,664	168	18,360
Noninterest expense	51,573	7,516	3,819	62,908
Income (loss) from continuing operations before income tax expense	19,833	(282)	(8,210)	11,341
Income tax expense (benefit)	5,848	(104)	(3,523)	2,221
Net income (loss) from continuing operations	$13,985	$(178)	$(4,687)	$9,120

Portfolio loans, net	$1,893,062	$-	$-	$1,893,062
Goodwill	2,064	-	-	2,064
Intangibles, net	1,223	-	-	1,223
Deposits	2,313,117	-	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,729,930	61,770	14,140	2,805,840

	2009
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Net interest income (expense)	$75,505	$(1,095)	$(4,769)	$69,641
Provision for loan losses	40,412	-	-	40,412
Noninterest income	14,263	5,559	55	19,877
Noninterest expense	42,143	6,442	4,465	53,050
Goodwill impairment	45,377	-	-	45,377
Loss from continuing operations before income tax expense	(38,164)	(1,978)	(9,179)	(49,321)
Income tax expense (benefit)	4,997	(1,370)	(6,277)	(2,650)
Net loss from continuing operations	(43,161)	(608)	(2,902)	(46,671)
Loss from discontinued operations before income tax	-	(1,995)	-	(1,995)
Income tax benefit	-	(711)	-	(711)
Net loss from discontinued operations	-	(1,284)	-	(1,284)
Total net loss	$(43,161)	$(1,892)	$(2,902)	$(47,955)

Portfolio loans, net	$1,832,125	$-	$-	$1,832,125
Goodwill	2,064	-	-	2,064
Intangibles, net	1,643	-	-	1,643
Deposits	1,960,942	-	(19,526)	1,941,416
Borrowings	121,442	48,496	82,581	252,519
Total assets	2,287,936	59,225	18,494	2,365,655

	2008
	Restated	Wealth	Corporate and	Restated
	Banking	Management	Intercompany	Total
Net interest income (expense)	$71,628	$(1,083)	$(3,862)	$66,683
Provision for loan losses	26,510	-	-	26,510
Noninterest income	10,027	10,117	197	20,341
Noninterest expense	38,851	6,007	3,918	48,776
Income (loss) from continuing operations before income tax expense	16,294	3,027	(7,583)	11,738
Income tax expense (benefit)	5,843	1,092	(3,263)	3,672
Net income (loss) from continuing operations	10,451	1,935	(4,320)	8,066
Loss from discontinued operations before income tax	-	(9,757)	-	(9,757)
Income tax benefit	-	(3,539)	-	(3,539)
Net loss from discontinued operations	-	(6,218)	-	(6,218)
Total net income (loss)	$10,451	$(4,283)	$(4,320)	$1,848

Portfolio loans, net	$2,201,457	$-	$-	$2,201,457
Goodwill	45,378	3,134	-	48,512
Intangibles, net	2,126	1,378	-	3,504
Deposits	1,818,514	-	(25,730)	1,792,784
Borrowings	360,349	35,077	82,581	478,007
Total assets	2,427,934	48,775	17,058	2,493,767

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,

(in thousands)	2010	2009
Assets
Cash	$15,396	$19,474
Investment in Enterprise Bank & Trust	229,663	202,361
Investment in Millennium Holding Company	-	6,777
Other assets	21,105	18,546
Total assets	$266,164	$247,158

Liabilities and Shareholders' Equity
Subordinated debentures	$82,581	$82,581
Accounts payable and other liabilities	235	665
Shareholders' equity	183,348	163,912
Total liabilities and shareholders' equity	$266,164	$247,158

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2010	2009	2008
Income:
Dividends from subsidiaries	$-	$800	$45,811
Other	309	203	3,162
Total income	309	1,003	48,973

Expenses:
Interest expense-subordinated debentures	4,701	4,918	3,471
Interest expense-notes payable	-	-	507
Other expenses	3,819	4,465	4,918
Total expenses	8,520	9,383	8,896

Net (loss) income before taxes and equity in undistributed earnings of subsidiaries	(8,211)	(8,380)	40,077

Income tax benefit	3,523	6,277	2,338

Net (loss) income before equity in undistributed earnings of subsidiaries	(4,688)	(2,103)	42,415

Equity in undistributed earnings of subsidiaries	13,808	(45,852)	(40,567)
Net (loss) income	$9,120	$(47,955)	$1,848

Condensed Statements of Cash Flow

	Years ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$9,120	$(47,955)	$1,848
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on sale of charter	-	-	(2,850)
Share-based compensation	1,947	2,202	2,255
Net (income) loss of subsidiaries	(13,808)	45,052	(5,244)
Dividends from subsidiaries	-	800	45,811
Excess tax expense (benefit) of share-based compensation	494	338	(460)
Additional share-based compensation from acquisition of Clayco	-	-	1,000
Other, net	(585)	587	147
Net cash (used in) provided by operating activities	(2,832)	1,024	42,507

Cash flows from investing activities:
Cash contributions to subsidiaries	(15,000)	-	(73,988)
Cash received in sale of charter, net of cash and cash equivalents paid	-	-	5,575
Purchases of other investments	(402)	(290)	(1,677)
Proceeds from the sale of other investments	93	-	-
Proceeds from distributions on other investments	188	3	8
Proceeds from business divestitures	4,000	-	-
Purchase of limited partnership interests	-	(512)	(5,034)
Net cash used in investing activities	(11,121)	(799)	(75,116)

Cash flows from financing activities:
Proceeds from notes payable	-	-	15,000
Paydowns of notes payable	-	-	(21,000)
Proceeds from issuance of subordinated debentures	-	-	25,774
Cash dividends paid	(3,121)	(2,694)	(2,661)
Excess tax (expense) benefit of share-based compensation	(494)	(338)	460
Issuance of preferred stock and warrants	-	-	35,000
Dividends paid on preferred stock	(1,750)	(1,585)	-
Preferred stock issuance cost	-	(130)	-
Issuance of common stock	14,883	-	-
Proceeds from the issuance of equity instruments	357	156	3,389
Net cash provided by (used in) financing activities	9,875	(4,591)	55,962

Net (decrease) increase in cash and cash equivalents	(4,078)	(4,366)	23,353
Cash and cash equivalents, beginning of year	19,474	23,840	487
Cash and cash equivalents, end of year	$15,396	$19,474	$23,840

NOTE 22—QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2010 and 2009.

	2010
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$36,018	$32,032	$26,710	$27,275
Interest expense	7,909	7,742	8,108	8,652
Net interest income	28,109	24,290	18,602	18,623
Provision for loan losses	3,325	7,650	8,960	13,800
Net interest income after provision for loan losses	24,784	16,640	9,642	4,823
Noninterest income	3,212	6,051	5,041	4,056
Noninterest expense	19,649	15,458	14,146	13,655
Income (loss) from continuing operations before income tax (benefit) expense	8,347	7,233	537	(4,776)
Income tax expense (benefit)	1,921	2,262	(200)	(1,762)
Net income (loss)	$6,426	$4,971	$737	$(3,014)

Net income (loss) available to common shareholders	$5,804	$4,353	$122	$(3,626)

Earnings (loss) per common share:
Basic	$0.39	$0.29	$0.01	$(0.25)
Diluted	0.38	0.29	0.01	(0.25)

	2009
	4th	3rd	2nd	1st
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest income	$28,013	$30,314	$30,341	$29,818
Interest expense	10,098	12,931	12,846	12,970
Net interest income	17,915	17,383	17,495	16,848
Provision for loan losses	8,400	6,480	9,073	16,459
Net interest income after provision for loan losses	9,515	10,903	8,422	389
Noninterest income	4,225	9,073	3,748	2,831
Noninterest expense	13,732	12,973	13,805	57,917
Income (loss) from continuing operations before income tax (benefit) expense	8	7,003	(1,635)	(54,697)
Income tax (benefit) expense	(372)	2,245	(1,673)	(2,850)
Income (loss) from continuing operations	380	4,758	38	(51,847)
(Loss) income from discontinued operations before income tax (benefit) expense	(315)	(129)	(442)	478
Income tax (benefit) expense	(668)	(58)	(103)	118
(Loss) income from discontinued operations	(1,234)	(71)	(339)	360
Net (loss) income	$(854)	$4,687	$(301)	$(51,487)

Net (loss) income available to common shareholders	$(1,462)	$4,082	$(903)	$(52,086)

Basic (loss) earnings per common share:
Basic from continuing operations	$(0.02)	$0.33	$(0.04)	$(4.09)
Basic from discontinued operations	(0.10)	(0.01)	(0.03)	0.03
Basic from continuing operations and discontinued operation	$(0.12)	$0.32	$(0.07)	$(4.06)

Diluted (loss) earnings per common share:
Diluted from continuing operations	$(0.02)	$0.32	$(0.04)	$(4.09)
Diluted from discontinued operations	(0.10)	(0.01)	(0.03)	0.03
Diluted from continuing operations and discontinued operation	$(0.12)	$0.31	$(0.07)	$(4.06)

NOTE 23—NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2009-16, “Transfers and Servicing” On January 1, 2010, the Company adopted new authoritative guidance under ASC Topic 860 which requires additional information regarding transfers of financial assets and eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” On January 1, 2010, the Company adopted new authoritative guidance under this ASU, which requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements” This ASU requires additional fair value disclosures including disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. In addition, the guidance also requires disclosures about gross purchases, sales, issuances and settlement activity in the Level 3 rollforward. The Company has applied the disclosure requirements as of January 1, 2010, except for the detailed Level 3 rollforward disclosure, which will be effective for interim and annual periods beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is accounted for as a Single Asset” On September 30, 2010, the Company adopted ASU 2010-18. This ASU amends ASC 310, Receivables by requiring that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity is required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” On December 31, 2010, the Company adopted ASU 2010-20. This ASU amends ASC 310, Receivables by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new disclosures relating to information as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been included in Note 6 – Portfolio Loans. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” On December 31, 2010, the Company adopted ASU 2010-28. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This ASU is effective for the Company prospectively for business combinations occurring after December 31, 2010. This disclosure requirement is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 24—SUBSEQUENT EVENTS

On January 7, 2011, the Bank entered into a loss sharing agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank of Scottsdale, Arizona. The acquisition consisted of assets of approximately $131.9 million and total deposits of approximately $113.7 million, including approximately $70.2 million of brokered and CDARS time deposits. Approximately $43.5 million of the deposits were assumed at a premium of 1%. The assets were purchased at a 7.6% discount to their historic book value. As part of the transaction, the Bank and the FDIC have entered into a loss sharing agreement whereby the FDIC will reimburse Enterprise for 80% of losses incurred on certain loans and other real estate. In addition, the Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets.

In conjunction with the acquisition, the Company provided the FDIC with a Value Appreciation Instrument (“VAI”) whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

As of the date of this filing, the initial purchase accounting for this transaction is not complete. The resulting goodwill or bargain purchase, supplemental proforma information and other disclosures required under ASC Topic 805, “Business Combinations,” are not available at this time and will be included in the Company’s next quarterly filing.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

(a) Dismissal of independent registered accounting firm.

On May 28, 2010, KPMG LLP (“KPMG”) was dismissed as the independent registered public accounting firm of Enterprise Financial Services Corp (the “Company”).

KPMG’s report on the Company’s consolidated financial statements for the past two years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s report on the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008 contained an explanatory paragraph stating that “As discussed in Note 2 to the consolidated financial statements, the 2008 and 2007 consolidated financial statements have been restated to correct a misstatement.”

The audit reports of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Audit Committee of the Board of Directors of the Company approved the termination, which was effective as of May 28, 2010.

During the Company’s two most recent fiscal years ended December 31, 2009 and 2008 and the subsequent period through May 28, 2010, the Company did not have any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Also during this period, there have been no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness as set forth in the following paragraph:

In connection with the identification of the loan participation accounting error described in Item 7, Management Discussion & Analysis and in Item 8, Note 2 of the consolidated financial statements and elsewhere in the Form 10-K dated March 16, 2010, the Company also determined that a material weakness in its internal controls over financial reporting existed during the periods affected by the error, including as of December 31, 2008. The Company’s management concluded that the material weakness was the Company’s lack of a formal process to periodically review existing contracts and agreements with continuing accounting significance. To remediate this material weakness, during the fourth quarter of 2009 the Company implemented a formal process to review all contracts and agreements with continuing accounting significance on an annual basis. As a result of the review conducted in the fourth quarter, management did not identify any other errors in its previous accounting for such contracts or agreements. Management believes that this new process has remediated the material weakness in the Company’s internal control over financial reporting.

The Company provided KPMG with a copy of the disclosures it is making in response to Item 304(a) of Regulation S-K and requested that KPMG furnish the Company with a letter addressed to the Securities Exchange Commission stating whether it agreed with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it did not agree. The letter from KPMG was attached as Exhibit 16 to the current report on Form 8-K filed by the Company with the SEC on May 28, 2010.

(b) Engagement of new independent registered accounting firm.

As a result of a competitive request for proposal process undertaken by the Audit Committee of the Board of Directors of the Company, the Audit Committee on May 28, 2010, approved the appointment of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered accounting firm for the year ending December 31, 2010. In deciding to select Deloitte, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Deloitte and concluded that Deloitte has no commercial relationship with the Company that would impair its independence. The Company did not engage Deloitte in any prior consultations during the Company’s fiscal years ended December 31, 2009 and 2008 or its subsequent period through the date of the engagement of Deloitte regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Deloitte concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on these criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included below.

(c) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp
St. Louis, Missouri

We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

St. Louis, MO
March 11, 2011

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011. The Company’s executive officers consist of the named executive officers disclosed in the Compensation Discussion and Analysis Section of the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011.

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

     3. Exhibits

Exhibit
No.
3.1	Certificate of Incorporation of Registrant, (incorporated herein by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14737)).

3.2	Amendment to the Certificates of Incorporation of Registrant (incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed on July 1, 1999 (File No. 333-82087)).

3.3	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 1999).

3.4	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2002).

3.5	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix A to Registrant’s Proxy Statement on Form 14-A filed on November 20, 2008).

3.6	Certificate of Designations of Registrant for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated December 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

3.7	Bylaws of Registrant, as amended, (incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 2, 2007).

10.1.1*	Key Executive Employment Agreement dated effective as of July 1, 2008 by and between Registrant and Stephen P. Marsh (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 25, 2008), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.1.2*	Key Executive Employment Agreement dated effective as of December 1, 2004 by and between Registrant and Frank H. Sanfilippo (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 1, 2004), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.1.3*	Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 30, 2008), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.1.4*	Key Executive Employment Agreement dated effective as of November 1, 2004, by and between Registrant and Linda M. Hanson (incorporated herein by reference to Exhibit 10.14 to Registrant’s Report on Form 10-K for the year ended December 31, 2007), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.1.5*	Amended and Restated Key Executive Employment Agreement dated effective as of February 17, 2010, by and among Registrant, Enterprise Bank & Trust, and John G. Barry (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on February 19, 2010).

10.1.6*	Waiver executed by each of Peter F. Benoist, Frank H. Sanfilippo, Linda M. Hanson, Stephen P. Marsh and John G. Barry (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.1.7*	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.1.8*	Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.1.9*	Enterprise Financial Services Corp, Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 filed on December 29, 1997 (File No. 333-43365)).

10.1.10*	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant’s 1998 Proxy Statement on Form 14-A).

10.1.11*	Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A filed on March 7, 2006).

10.1.12*	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A, filed on March 17, 2008).

10.1.13*	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Registrant’s Proxy Statement on Form 14-A, filed on March 7, 2006).

10.1.14*	Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.1.15*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 19, 2010);

10.1.16*	Form of Restricted Stock Award Agreement with John G. Barry (incorporated herein by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on February 19, 2010.)

10.2	Indenture dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.3	Amended and Restated Declaration of Trust dated December 12, 2008, by and among Registrant, Wilmington Trust Company, and each of the Administrators named therein (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.4	Guarantee dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on December 15, 2008).

10.5	First Amendment to Amended and Restated Declaration of Trust No. 2 dated January 9, 2009 by and among Registrant, Wilmington Trust Company and each of the Administrators named therein (incorporated herein by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K for the year ended December 31, 2008).

10.6	Warrant to Purchase Shares of Common Stock dated December 19, 2008, by Registrant in favor of the United States Department of the Treasury (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.7	Letter Agreement dated December 19, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, by and between Registrant and the United States Department of the Treasury (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.8	Loan Sale Agreement dated July 9, 2010 by and between the Federal Deposit Insurance Corporation, as Receiver for Home National Bank, Blackwell, Oklahoma and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2010.)

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 to Registrant’s Current Report on Form 8-K filed on June 4, 2010.)

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th of March, 2011.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist	/s/ Frank H. Sanfilippo
Peter F. Benoist	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on the 11th of March, 2011.

Signatures		Title

/s/	Peter F. Benoist*
Peter F. Benoist		President and Chief Executive Officer and Director

/s/	James J. Murphy, Jr.*
James J. Murphy, Jr.		Chairman of the Board of Directors

/s/	Michael A. DeCola*
Michael A. DeCola		Director

/s/	William H. Downey*
William H. Downey		Director

/s/	John S. Eulich*
John S. Eulich		Director

/s/	Robert E. Guest, Jr.*
Robert E. Guest, Jr.		Director

/s/	Lewis A. Levey*
Lewis A. Levey		Director

/s/	Birch M. Mullins*
Birch M. Mullins		Director

/s/	Brenda D. Newberry*
Brenda D. Newberry		Director

/s/	John M. Tracy*
John M. Tracy		Director

/s/	Sandra A. Van Trease*
Sandra A. Van Trease		Director

/s/	Henry D. Warshaw*
Henry D. Warshaw		Director

*Signed by Power of Attorney.