Form 10-Q
period 2011-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2011-05-10
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec
Clayton, MO 63105
Telephone: (314) 725-5500
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [   ]  No [X]

As of May 6, 2011, the Registrant had 14,945,038 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2011	2010
Assets
Cash and due from banks (including $1,500 pledged as collateral)	$18,542	$23,413
Federal funds sold	1,464	3,153
Interest-bearing deposits	185,805	267,102
Total cash and cash equivalents	205,811	293,668
Interest-bearing deposits greater than 90 days	1,751	1,751
Securities available for sale	481,989	361,546
Mortgage loans held for sale	3,142	5,640
Portfolio loans not covered under FDIC loss share	1,761,034	1,766,351
Portfolio loans covered under FDIC loss share at fair value	191,447	126,711
Less: Allowance for loan losses	42,822	42,759
Portfolio loans, net	1,909,659	1,850,303
Other real estate not covered under FDIC loss share	28,443	25,373
Other real estate covered under FDIC loss share	22,862	10,835
Other investments, at cost	14,430	12,278
Fixed assets, net	20,035	20,499
Accrued interest receivable	7,839	7,464
State tax credits, held for sale, including $30,494 and $31,576
carried at fair value, respectively	59,928	61,148
FDIC loss share receivable	103,529	88,292
Goodwill	3,879	2,064
Intangibles, net	1,921	1,223
Other assets	60,098	63,756
Total assets	$2,925,316	$2,805,840

Liabilities and Shareholders' Equity
Deposits:
Demand deposits	$448,012	$366,086
Interest-bearing transaction accounts	198,152	204,687
Money market accounts	942,009	855,522
Savings	10,789	10,181
Certificates of deposit:
$100 and over	593,791	543,898
Other	237,677	317,347
Total deposits	2,430,430	2,297,721
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	107,300	107,300
Other borrowings	97,898	119,333
Accrued interest payable	1,545	1,488
Other liabilities	12,047	11,569
Total liabilities	2,734,301	2,622,492

Shareholders' equity:
Preferred stock, $0.01 par value;
5,000,000 shares authorized;
35,000 shares issued and outstanding	32,707	32,519
Common stock, $0.01 par value;
30,000,000 shares authorized; 15,016,977 and
14,965,401 shares issued, respectively	150	150
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	134,664	133,673
Retained earnings	24,992	19,322
Accumulated other comprehensive income (loss)	245	(573)
Total shareholders' equity	191,015	183,348
Total liabilities and shareholders' equity	$2,925,316	$2,805,840

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2011	2010
Interest income:
Interest and fees on loans	$31,661	$25,244
Interest on debt securities:
Taxable	2,570	1,850
Nontaxable	110	10
Interest on federal funds sold	1	8
Interest on interest-bearing deposits	148	80
Dividends on equity securities	73	83
Total interest income	34,563	27,275
Interest expense:
Interest-bearing transaction accounts	189	219
Money market accounts	2,082	1,393
Savings	9	8
Certificates of deposit:
$100 and over	2,357	2,850
Other	1,053	1,785
Subordinated debentures	1,121	1,230
Federal Home Loan Bank advances	900	1,108
Notes payable and other borrowings	114	59
Total interest expense	7,825	8,652
Net interest income	26,738	18,623
Provision for loan losses	3,600	13,800
Net interest income after provision for loan losses	23,138	4,823
Noninterest income:
Wealth Management revenue	1,683	1,297
Service charges on deposit accounts	1,137	1,174
Other service charges and fee income	310	278
Gain (loss) on sale of other real estate	423	(12)
Gain on state tax credits, net	155	518
Gain on sale of investment securities	174	557
Miscellaneous income	1,081	244
Total noninterest income	4,963	4,056
Noninterest expense:
Employee compensation and benefits	8,688	6,598
Occupancy	1,139	1,173
Furniture and equipment	354	370
Data processing	626	578
FDIC and other insurance	1,222	1,047
Loan legal and other real estate expense	2,436	1,272
Other	3,000	2,617
Total noninterest expense	17,465	13,655

Income (loss) before income tax expense (benefit)	10,636	(4,776)
Income tax expense (benefit)	3,557	(1,762)
Net income (loss)	$7,079	$(3,014)

Net income (loss) available to common shareholders	$6,453	$(3,626)

Earnings (loss) per common share
Basic	$0.43	$(0.25)
Diluted	0.42	(0.25)

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except per share data)		Stock		in capital	earnings	income (loss)	equity
Balance January 1, 2010	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net loss	-	-	-	-	(3,014)	-	(3,014)
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	577	577
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(356)	(356)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(40)	(40)
Total comprehensive loss							(2,833)
Cash dividends paid on common shares, $0.0525 per share	-	-	-	-	(781)	-	(781)
Cash dividends paid on preferred stock	-	-	-	-	(437)	-	(437)
Preferred stock accretion of discount	174	-	-	-	(174)	-	-
Issuance under equity compensation plans, net, 37,845 shares	-	-	-	258	-	-	258
Issuance under private stock offering 1,931,610 shares		19	-	14,883	-		14,902
Share-based compensation	-	-	-	473	-	-	473
Excess tax expense related to equity compensation plans	-	-	-	(260)	-	-	(260)
Balance March 31, 2010	$31,976	$149	$(1,743)	$132,354	$11,384	$1,114	$175,234

						Accumulated
						other	Total
	Preferred	Common	Treasury	Additional paid	Retained	comprehensive	shareholders'
(in thousands, except share and per share data)		Stock		in capital	earnings	income (loss)	equity
January 1, 2011	$32,519	$150	$(1,743)	$133,673	$19,322	$(573)	$183,348
Net income	-	-	-	-	7,079	-	7,079
Change in fair value of available for sale securities, net of tax	-	-	-	-	-	958	958
Reclassification adjustment for realized gain
on sale of securities included in net income, net of tax	-	-	-	-	-	(112)	(112)
Reclassification of cash flow hedge, net of tax	-	-	-	-	-	(28)	(28)
Total comprehensive income							7,897
Cash dividends paid on common shares, $0.0525 per share	-	-	-	-	(783)	-	(783)
Cash dividends paid on preferred stock	-	-	-	-	(438)	-	(438)
Preferred stock accretion of discount	188	-	-	-	(188)	-	-
Issuance under equity compensation plans, net, 51,576 shares	-	-	-	611	-	-	611
Share-based compensation	-	-	-	374	-	-	374
Excess tax benefit related to equity compensation plans	-	-	-	6	-	-	6
Balance March 31, 2011	$32,707	$150	$(1,743)	$134,664	$24,992	$245	$191,015

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,079	$(3,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	694	747
Provision for loan losses	3,600	13,800
Deferred income taxes	2,732	(5,616)
Net amortization of debt securities	1,251	804
Amortization of intangible assets	135	112
Gain on sale of investment securities	(174)	(557)
Mortgage loans originated for sale	(14,897)	(11,306)
Proceeds from mortgage loans sold	17,360	13,989
(Gain) loss on sale of other real estate	(423)	12
Gain on state tax credits, net	(155)	(518)
Excess tax (benefit) expense of share-based compensation	(6)	260
Share-based compensation	374	649
Valuation adjustment on other real estate	442	574
Net accretion of loan discount and indemnification asset	(5,595)	(381)
Changes in:
Accrued interest receivable	(12)	522
Accrued interest payable	18	148
Prepaid FDIC insurance	852	760
Other assets	(1,553)	2,996
Other liabilities	26	840
Net cash provided by operating activities	11,748	14,821

Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	-	4,000
Cash received from acquisition of Legacy Bank	8,926	-
Net decrease in loans	3,670	19,237
Net cash proceeds received from FDIC loss share receivable	11,785	-
Proceeds from the sale of debt and equity securities, available for sale	5,299	80,645
Proceeds from the maturity of debt and equity securities, available for sale	31,021	20,280
Proceeds from the sale of other investments	-	59
Proceeds from the redemption of other investments	78	1,359
Proceeds from the sale of state tax credits held for sale	1,527	2,661
Proceeds from the sale of other real estate	4,382	3,541
Recoveries of loans previously charged off	428	247
Payments for the purchase/origination of:
Available for sale debt and equity securities	(147,040)	(85,535)
Other investments	(261)	(1,388)
Bank owned life insurance	-	(20,000)
State tax credits held for sale	-	(2,387)
Fixed assets	(212)	(98)
Net cash (used in) provided by investing activities	(80,397)	22,621

Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	52,074	11,177
Net increase in interest-bearing deposit accounts	(32,987)	(48,539)
Repayments of Federal Home Loan Bank advances	(16,256)	-
Net (decrease) increase in other borrowings	(21,435)	21,099
Cash dividends paid on common stock	(783)	(781)
Excess tax benefit (expense) benefit of share-based compensation	6	(260)
Cash dividends paid on preferred stock	(438)	(437)
Issuance of common stock	-	14,902
Proceeds from the issuance of equity instruments	611	-
Net cash used in financing activities	(19,208)	(2,839)
Net (decrease) increase in cash and cash equivalents	(87,857)	34,603
Cash and cash equivalents, beginning of period	293,668	106,966
Cash and cash equivalents, end of period	$205,811	$141,569

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,767	$8,801
Income taxes	696	(57)
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$11,229	$5,701
Sales of other real estate financed	442	5,685

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by Enterprise Financial Services Corp (the “Company” or “Enterprise”) in the preparation of the condensed consolidated financial statements are summarized below:

Basis of Financial Statement Presentation
Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (the “Bank”).

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Legacy Bank, a full service community bank that was headquartered in Scottsdale, Arizona. For more information on this transaction, see Note 3 – Acquisitions and Divestitures in this report.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Net income (loss) as reported	$7,079	$(3,014)
Preferred stock dividend	(438)	(437)
Accretion of preferred stock discount	(188)	(175)
Net income (loss) available to common shareholders	$6,453	$(3,626)

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	-
Net income (loss) available to common shareholders and assumed conversions	$6,824	$(3,626)

Weighted average common shares outstanding	14,920	14,418
Incremental shares from assumed conversions of
convertible trust preferred securities	1,439	-
Additional dilutive common stock equivalents	16	-
Diluted common shares outstanding	16,375	14,418

Basic earnings (loss) per common share	$0.43	$(0.25)
Diluted earnings (loss) per common share:	$0.42	$(0.25)

For the three months ended March 31, 2011 and 2010, there were 604,000 and 2.3 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. In addition, at March 31, 2011 and 2010, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Acquisition of Legacy Bank

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank (“Legacy”), a full service community bank that was headquartered in Scottsdale, Arizona. The acquisition consisted of tangible assets with estimated fair values of approximately $128.6 million and tangible liabilities with estimated fair values of approximately $130.4 million. The Bank acquired the assets at a discount of 7.6% and approximately $43.5 million of the deposits were assumed at a premium of 1%. The Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets.

As part of the acquisition, the Company provided the FDIC with a Value Appreciation Instrument (“VAI”) whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

In connection with the acquisition, the Bank also entered into a loss share agreement whereby the FDIC will reimburse the Bank for 80% of all losses incurred on certain loans and other real estate covered under the agreement (“Covered Assets”). The loss share agreement is subject to the servicing procedures as specified in the agreement with the FDIC.

The reimbursable losses from the FDIC are based on the book value of the Covered Assets as determined by the FDIC as of the date of the acquisition. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. The expected reimbursements under the loss share agreement were recorded as a FDIC loss share receivable at their estimated fair value.

The loans and other real estate acquired are recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at January 7, 2011 and no carryover of the related allowance from Legacy. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

(in thousands)	Amount
Cash and cash equivalents	$8,926
Securities available for sale	$9,569
Other investments	1,969
Portfolio loans	73,214
Other real estate	8,612
FDIC loss share receivable	24,963
Other assets	1,299
Total deposits	(113,620)
Federal Home Loan Bank Advances	(16,256)
Other liabilities	(491)
Goodwill	$(1,815)

Management concluded that it is impracticable to present pro forma financial results due to the lack of documentation and objective information about significant estimates and management’s intent in prior periods.

NOTE 4—INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$40,645	$14	$(422)	$40,237
Obligations of states and political subdivisions	26,303	160	(695)	25,768
Residential mortgage-backed securities	414,619	2,706	(1,341)	415,984
	$481,567	$2,880	$(2,458)	$481,989

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$444	$9	$-	$453
Obligations of U.S. Government sponsored enterprises	32,880	9	(770)	32,119
Obligations of states and political subdivisions	18,486	45	(855)	17,676
Residential mortgage-backed securities	310,636	2,656	(1,994)	311,298
	$362,446	$2,719	$(3,619)	$361,546

At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $243.9 million and $249.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3.5 years.

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$8,624	$8,636
Due after one year through five years	33,669	33,302
Due after five years through ten years	20,348	20,063
Due after ten years	4,307	4,004
Mortgage-backed securities	414,619	415,984
	$481,567	$481,989

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	March 31, 2011
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored enterprises	$30,689	$422	$-	$-	$30,689	$422
Obligations of the state and political subdivisions	12,820	267	2,972	428	15,792	695
Residential mortgage-backed securities	163,010	1,341	-	-	163,010	1,341
	$206,519	$2,030	$2,972	$428	$209,491	$2,458

	December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored enterprises	$27,100	$770	$-	$-	$27,100	$770
Obligations of the state and political subdivisions	11,329	420	2,965	435	14,294	855
Residential mortgage-backed securities	133,893	1,994	-	-	133,893	1,994
	$172,322	$3,184	$2,965	$435	$175,287	$3,619

The unrealized losses at both March 31, 2011 and December 31, 2010, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2011, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended March 31,
(in thousands)	2011	2010
Gross gains realized	$174	$557
Gross losses realized	-	-
Proceeds from sales	5,299	80,645

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

Below is a summary of the goodwill in the Banking segment.

Reporting Unit
Banking
(in thousands)	Goodwill
Balance at January 1, 2011	$2,064
Goodwill from purchase of Legacy Bank	1,815
Balance at March 31, 2011	$3,879

The table below summarizes the changes to core deposit intangible asset balances in the Banking segment.

Core Deposit
(in thousands)	Intangible
Balance at January 1, 2011	$1,223
Intangibles from purchase of Legacy Bank	833
Amortization expense	(135)
Balance at March 31, 2011	$1,921

The following table reflects the expected amortization schedule for the core deposit intangibles.

Core Deposit
Year	Intangible
2011	$374
2012	432
2013	355
2014	278
2015	201
After 2015	281
$1,921

NOTE 6—PORTFOLIO LOANS

Below is a summary of loans by category at March 31, 2011 and December 31, 2010:

	March 31,
	2011
	Portfolio	Portfolio
	Loans not	Loans
	Covered	Covered
	under FDIC	under FDIC
(in thousands)	loss share	loss share	Total
Real Estate Loans:
Construction and land development	$176,249	$43,022	$219,271
Farmland	8,379	894	9,273
1-4 Family residential	174,405	36,984	211,389
Multifamily residential	52,513	117	52,630
Other real estate loans	719,872	90,522	810,394
Total real estate loans	$1,131,418	$171,539	$1,302,957
Commercial and industrial	612,970	18,590	631,560
Other	16,469	1,318	17,787
Portfolio Loans	$1,760,857	$191,447	$1,952,304

Unearned loan costs, net	177	-	177
Portfolio loans, including unearned loan costs	$1,761,034	$191,447	$1,952,481

	December 31,
	2010
	Portfolio	Portfolio
	Loans not	Loans
	Covered	Covered
	under FDIC	under FDIC
(in thousands)	loss share	loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,748	$223,033
Farmland	10,980	811	11,791
1-4 Family residential	189,484	10,201	199,685
Multifamily residential	53,111	129	53,240
Other real estate loans	712,177	72,280	784,457
Total real estate loans	$1,156,037	$116,169	$1,272,206
Commercial and industrial	593,938	10,036	603,974
Other	16,308	506	16,814
Portfolio Loans	$1,766,283	$126,711	$1,892,994

Unearned loan costs, net	68	-	68
Portfolio loans, including unearned loan costs	$1,766,351	$126,711	$1,893,062

The Company grants commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

A summary of activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method for the quarter ended March 31, 2011 is as follows:

		Commercial	Commercial					Portfolio
		Real Estate	Real Estate					loans covered
	Commercial	Owner	Non-Owner	Construction	Residential	Consumer		under FDIC
(in thousands)	& Industrial	Occupied	Occupied	Real Estate	Real Estate	& Other	Unallocated	loss share	Total
Allowance for Loan Losses:
Balance, beginning of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$-	$42,759
Provision charged to expense	(62)	691	1,524	2,964	(361)	9	(1,165)	-	3,600
Losses charged off	400	378	360	2,716	111	-	-	-	3,965
Recoveries	125	-	15	178	89	21	-	-	428
Balance, end of year	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$-	$42,822

Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,417	$348	$1,899	$3,672	$2,045	$-	$-	$-	$11,381
Collectively evaluated for impairment	8,973	5,025	4,909	5,161	3,057	123	4,193	-	31,441
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Total	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$-	$42,822

Loans - Ending Balance:
Individually evaluated for impairment	$6,559	$1,219	$9,393	$16,808	$9,508	$-	$-	$-	$43,487
Collectively evaluated for impairment	606,411	323,861	446,291	159,441	164,897	16,646		7,665	1,725,212
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	183,782	183,782
Total	$612,970	$325,080	$455,684	$176,249	$174,405	$16,646	$-	$191,447	$1,952,481

A summary of loans individually evaluated for impairment by category as of March 31, 2011 is as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial & Industrial	$6,604	$402	$6,157	$6,559	$3,417	$9,209
Real Estate:
Commercial - Owner Occupied	1,390	-	1,219	1,219	348	1,913
Commercial - Non-Owner Occupied	15,096	376	9,017	9,393	1,899	10,369
Construction	21,603	2,294	14,514	16,808	3,672	15,607
Residential	9,695	2,486	7,022	9,508	2,045	9,508
Consumer & Other	-	-	-	-	-	-
Total	$54,388	$5,558	$37,929	$43,487	$11,381	$46,606

There were no loans over 90 days past due and still accruing interest at March 31, 2011. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $703,000 for the quarter ended March 31, 2011. The cash amount collected and recognized as interest income on impaired loans was $130,000, for the quarter ended March 31, 2011. The amount recognized as interest income on impaired loans continuing to accrue interest was $150,000 for the quarter ended March 31, 2011. At March 31, 2011 there were $1.3 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $268,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired loans by category at March 31, 2011 is as follows:

(in thousands)	Non-accrual	Restructured	Total
Commercial & Industrial	$6,559	$-	$6,559

Real Estate:
Commercial - Owner Occupied	1,219	-	1,219
Commercial - Non-Owner Occupied	4,609	4,784	9,393
Construction	16,211	597	16,808
Residential	5,184	4,324	9,508

Consumer & Other	-	-	-
Total	$33,782	$9,705	$43,487

The aging of the recorded investment in past due loans by portfolio class and category at March 31, 2011 is shown below.

		90 or More
	30-89 Days	Days	Total
(in thousands)	Past Due	Past Due	Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$530	$4,630	$5,160	$607,810	$612,970

Real Estate:
Commercial - Owner Occupied	-	1,219	1,219	323,861	325,080
Commercial - Non-Owner Occupied	2,901	2,815	5,716	449,968	455,684
Construction	216	7,210	7,426	168,823	176,249
Residential	422	4,645	5,067	169,338	174,405

Consumer & Other	-	-	-	16,646	16,646
Total	$4,069	$20,519	$24,588	$1,736,446	$1,761,034

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$343	$2,034	$2,377	$16,213	$18,590

Real Estate:
Commercial - Owner Occupied	-	6,000	6,000	38,467	44,467
Commercial - Non-Owner Occupied	4,131	3,111	7,242	39,824	47,066
Construction	2,104	14,052	16,156	26,866	43,022
Residential	2,175	1,205	3,380	33,604	36,984

Consumer & Other	264	200	464	854	1,318
Total	$9,017	$26,602	$35,619	$155,828	$191,447

Portfolio loans, total
Commercial & Industrial	$873	$6,664	$7,537	$624,023	$631,560

Real Estate:
Commercial - Owner Occupied	-	7,219	7,219	362,328	369,547
Commercial - Non-Owner Occupied	7,032	5,926	12,958	489,792	502,750
Construction	2,320	21,262	23,582	195,689	219,271
Residential	2,597	5,850	8,447	202,942	211,389

Consumer & Other	264	200	464	17,500	17,964
Total	$13,086	$47,121	$60,207	$1,892,274	$1,952,481

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, and current economic factors among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
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

  Grade 5 – This grade includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.

  Grade 6 – This grade includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the company is starting to reverse a negative trend or condition, or have recently been upgraded from a 7, 8, or 9 rating.

  Grade 7 – Watch credits are companies that have experienced financial setback of a nature that are not determined to be severe or influence ‘ongoing concern’ expectations. Borrowers within this category are expected to turnaround within a 12-month period of time. Although possible, no loss is anticipated, due to strong collateral and/or guarantor support.

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

The recorded investment by risk category of the loans by portfolio class and category at March 31, 2011, which is based upon the most recent analysis performed, is as follows:

		Commercial	Commercial
		Real Estate	Real Estate
	Commercial	Owner	Non-owner	Construction	Residential	Consumer
(in thousands)	& Industrial	Occupied	Occupied	Real Estate	Real Estate	& Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$88,565	$18,785	$6,796	$1,136	$1,497	$2,999	$119,778
Above Average (4)	62,995	65,596	37,076	9,046	16,931	1,633	193,277
Average (5)	277,224	144,911	266,961	74,833	115,961	11,447	891,337
Below Average (6)	107,294	48,114	76,538	27,407	11,382	111	270,846
Watch List (7)	42,674	32,751	52,333	29,486	7,477	7	164,728
Substandard (8)	31,546	14,923	15,755	34,033	20,865	449	117,571
Doubtful (9)	2,672	-	225	308	292	-	3,497
Total	$612,970	$325,080	$455,684	$176,249	$174,405	$16,646	$1,761,034

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$-	$-	$-	$-	$-	$83	$83
Above Average (4)	1,315	2,628	-	78	5,494	56	9,571
Average (5)	8,796	15,989	17,571	15,964	21,860	878	81,058
Below Average (6)	5,802	8,038	8,203	1,640	1,718	44	25,445
Watch List (7)	54	3,288	8,260	346	1,477	-	13,425
Substandard (8)	2,623	14,524	10,620	16,849	5,918	257	50,791
Doubtful (9)	-	-	2,412	8,145	517	-	11,074
Total	$18,590	$44,467	$47,066	$43,022	$36,984	$1,318	$191,447

Portfolio loans, total
Outstanding (1-3)	$88,565	$18,785	$6,796	$1,136	$1,497	$3,082	$119,861
Above Average (4)	64,310	68,224	37,076	9,124	22,425	1,689	202,848
Average (5)	286,020	160,900	284,532	90,797	137,821	12,325	972,395
Below Average (6)	113,096	56,152	84,741	29,047	13,100	155	296,291
Watch List (7)	42,728	36,039	60,593	29,832	8,954	7	178,153
Substandard (8)	34,169	29,447	26,375	50,882	26,783	706	168,362
Doubtful (9)	2,672	-	2,637	8,453	809	-	14,571
Total	$631,560	$369,547	$502,750	$219,271	$211,389	$17,964	$1,952,481

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

Changes in the accretable yield for purchased loans were as follows for the quarters ended March 31, 2011 and 2010:

	March 31,	March 31,
(in thousands)	2011	2010
Balance at beginning of period	$46,460	$3,708
Additions	10,875	-
Accretion	(3,956)	(235)
Balance at end of period	$53,379	$3,473

Outstanding balances on purchased loans from the FDIC were $293.0 million as of March 31, 2011 and $219.5 million at December 31, 2010, respectively. In the first quarter of 2011, the Bank received payments of $11.8 million for loss share claims under the terms of the FDIC loss share agreements.

Legacy acquisition
The following table presents information regarding the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Legacy acquisition, as of the closing date of the transaction:

January 7, 2011
Purchased
Credit-Impaired
(In thousands)	Loans
Contractually required payments (principal and interest):	$106,286
Cash flows expected to be collected (principal and interest):	84,089
Fair value of loans acquired:	73,214

These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral. There was no allowance for credit losses on purchased loans related to FDIC-assisted transactions at March 31, 2011.

The determination of the initial fair value of loans and other real estate acquired in the transaction and the initial fair value of the related FDIC loss share receivable involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Bank realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values realized for the acquired loans are different from the estimate, the FDIC loss share receivable will generally be affected in an offsetting manner due to the indemnification obligations of the FDIC, thus limiting the Bank’s loss exposure.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company issues financial instruments with off balance sheet risk in the normal course of the business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2011 there were $1.3 million of unadvanced commitments on impaired loans. Other liabilities include approximately $268,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
(in thousands)	2011	2010
Commitments to extend credit	$435,206	$429,411
Standby letters of credit	42,706	42,113

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2011 and December 31, 2010, approximately $59.1 million and $67.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at March 31, 2011.

Contingencies
The Bank, along with other co-defendants has been named as a defendant in two lawsuits filed by persons alleging to be clients of the Bank’s Trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom. Plaintiffs allege that the promissory notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent, breached its fiduciary duties and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, of approximately $27.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

The Company is unable to estimate a reasonably possible loss for the cases described above because the proceedings are in early stages and there are significant factual issues to be determined and resolved. The Company denies Plaintiffs’ allegations and intends to vigorously defend the lawsuits.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At March 31, 2011, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At March 31, 2011, the Company had pledged cash of $1.5 million and accepted pledged securities of $2.2 million as collateral in connection with our interest rate swap agreements. At December 31, 2010, the Company had accepted cash of $530,000, pledged cash of $1.5 million, and accepted pledged securities of $2.2 million as collateral in connection with our interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.
  Economic hedge of state tax credits. In November 2008, the Company paid $2.1 million to enter into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. In February 2010, the Company paid $751,000 for an additional series of interest rate caps. See Note 10—Fair Value Measurements for further discussion of the fair value of the state tax credits.

  Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The swaps were designed to hedge the cash flows associated with a portion of prime based loans and had been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At March 31, 2011, the amount remaining in Accumulated other comprehensive income is $75,300. For the three months ended March 31, 2011 and 2010, $44,000 and $62,000 was reclassified into Miscellaneous income, respectively. The Company expects to reclassify $118,000 of remaining derivative gains from Accumulated other comprehensive income to earnings over the next twelve months.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in thousands)	2011	2010	2011	2010	2011	2010
Non-designated hedging instruments
Interest rate cap contracts	$99,300	$314,300	$495	$528	$-	$-

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2011	2010
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(33)	$(565)
Interest rate swap contracts	Miscellaneous income	$44	$62

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives		Liability Derivatives
			(Other Assets)		(Other Liabilities)
	Notional Amount		Fair Value		Fair Value
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in thousands)	2011	2010	2011	2010	2011	2010
Non-designated hedging instruments
Interest rate swap contracts	$108,680	$109,012	$1,077	$1,514	$2,032	$2,607

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

		Amount of Gain or (Loss)
	Location of Gain or (Loss)	Recognized in Operations on
	Recognized in Operations on	Derivative
(in thousands)	Derivative	2011	2010
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(150)	$(154)

NOTE 9—COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first three months of 2011. The share-based compensation expense was $545,000 and $649,000 for the three months ended March 31, 2011 and 2010, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At March 31, 2011, there was $1.6 million of total unrecognized compensation costs related to SSAR’s which is expected to be recognized over a weighted average period of 2.5 years. Following is a summary of the employee stock option and SSAR activity for the first three months of 2011.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at January 1, 2011	902,932	$15.71
Granted	-	-
Exercised	(15,200)	11.73
Forfeited	(2,438)	20.27
Outstanding at March 31, 2011	885,294	$15.77	5.3 years	$-
Exercisable at March 31, 2011	583,389	$16.11	3.8 years	$-
Vested and expected to vest at March 31, 2011	794,675	$15.32	5.3 years	$-

Restricted Stock Units (“RSU”)
At March 31, 2011, there was $689,000 of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 1.4 years. A summary of the Company's restricted stock unit activity for the first three months of 2011 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	36,173	$22.14
Granted	-	-
Vested	(200)	10.69
Forfeited	(286)	22.36
Outstanding at March 31, 2011	35,687	$22.20

Stock Plan for Non-Management Directors
Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $167,000 and $143,000 of share-based compensation expense for the directors for the three months ended March 31, 2011 and 2010, respectively. Pursuant to this plan, the Company issued 13,900 and 15,491 shares in the first three months of 2011 and 2010, respectively.

Employee Stock Issuance
Restricted stock was granted to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or in paid pro-rata installments. The stock is restricted for 2 years and upon issuance may be fully vested or vest over five years. The Company recognized $4,600 and $33,000 of share-based compensation related to these awards and issued 4,831 and 8,694 shares, for the three months ended March 31, 2011 and 2010, respectively.

In conjunction with the Company’s short-term incentive plan, the Company issued 14,329 and 13,660 restricted shares to certain key employees in the first three months ended March 31, 2011 and 2010, respectively. The compensation expense related to these shares was expensed in 2010 and 2009, respectively. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Moneta Plan
As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2011 or 2010. Following is a summary of the Moneta stock option activity for the first three months of 2011.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Dollars in thousands, except share data)	Shares	Price	Term	Value
Outstanding at January 1, 2011	26,105	$13.58
Granted	-	-
Exercised	(3,194)	11.50
Forfeited	(8,792)	15.50
Outstanding at March 31, 2011	14,119	$12.87	1.7 years	$17
Exercisable at March 31, 2011	14,119	$12.87	1.7 years	$17

NOTE 10—FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2011
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable	Inputs	Total Fair
(in thousands)	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$-	$40,237	$-	$40,237
Obligations of states and political subdivisions	-	22,796	2,972	25,768
Residential mortgage-backed securities	-	415,984	-	415,984
Total securities available for sale	$-	$479,017	$2,972	$481,989
Portfolio loans	-	15,588	-	15,588
State tax credits held for sale	-	-	30,494	30,494
Derivative financial instruments	-	1,572	-	1,572
Total assets	$-	$496,177	$33,467	$529,643

Liabilities
Derivative financial instruments	$-	$2,032	$-	$2,032
Total liabilities	$-	$2,032	$-	$2,032

  Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through March 31, 2011, Level 3 securities available for sale include three Auction Rate Securities and a municipal bond issued to a school district.

  Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

  State tax credits held for sale. At March 31, 2011, of the $59.9 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $30.5 million were carried at fair value. The remaining $29.4 million of state tax credits were accounted for at cost.

  The fair value of the state tax credits carried at fair value decreased by $164,000 in the first three months of 2011 compared to a $308,000 increase in the first three months of 2010. These fair value changes are included in Gain on State tax credits, net in the condensed consolidated statements of operations.

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

Level 3 financial instruments
The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2011.
  Purchases, sales, issuances and settlements, net. There were no purchases of Level 3 financial instruments during the quarter ended March 31, 2011. Sales of Level 3 instruments during the quarter ended March 31, 2011 consisted of $1.2 million in state tax credits held for sale.

  Transfers in and/or out of Level 3. The transfer out of Level 3 is related to two newly issued mortgage-backed securities purchased in the fourth quarter of 2010 which were originally priced using Level 3 assumptions. In the first quarter of 2011, a third party pricing service became available.
	Three months ended March 31,
	2011	2010	2011	2010
	Securities	Securities
	available for	available for	State tax	State tax
	sale, at fair	sale, at fair	credits held for	credits held for
(in thousands)	value	value	sale	sale
Beginning balance	$7,520	$2,830	$31,576	$32,485
Total gains or (losses) (realized and unrealized):
Included in earnings	-	-	142	652
Included in other comprehensive income	7	4	-	-
Purchases, sales, issuances and settlements:
Purchases	-	100	-	-
Sales	-	-	(1,224)	(1,377)
Transfer in and/or out of Level 3	(4,555)	-	-	-
Ending balance	$2,972	$2,934	$30,494	$31,760

Change in unrealized gains relating to
assets still held at the reporting date	$7	$4	$(164)	$308

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2011.

		(1)
		Quoted
		Prices in	(1)
		Active	Significant	(1)
		Markets for	Other	Significant	Total (losses)
		Identical	Observable	Unobservable	gains for the three
	(1)	Assets	Inputs	Inputs	months ended
(in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Impaired loans	$768	$-	$-	$768	$(3,966)
Other real estate	3,898	-	-	3,898	(442)
Total	$4,666	$-	$-	$4,666	$(4,408)

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. Other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Certain state tax credits are reported at cost.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Amount	fair value	Amount	fair value
Balance sheet assets
Cash and due from banks	$18,542	$18,542	$23,413	$23,413
Federal funds sold	1,464	1,464	3,153	3,153
Interest-bearing deposits	187,556	187,556	268,853	268,853
Securities available for sale	481,989	481,989	361,546	361,546
Other investments, at cost	14,430	14,430	12,278	12,278
Loans held for sale	3,142	3,142	5,640	5,640
Derivative financial instruments	1,572	1,572	2,042	2,042
Portfolio loans, net	1,909,659	1,917,132	1,850,303	1,855,338
State tax credits, held for sale	59,928	59,928	61,148	61,148
Accrued interest receivable	7,839	7,839	7,464	7,464

Balance sheet liabilities
Deposits	2,430,430	2,433,738	2,297,721	2,301,387
Subordinated debentures	85,081	45,189	85,081	44,866
Federal Home Loan Bank advances	107,300	108,828	107,300	118,602
Other borrowings	97,898	97,905	119,333	119,366
Derivative financial instruments	2,032	2,032	2,607	2,607
Accrued interest payable	1,545	1,545	1,488	1,488

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 – Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 11—SEGMENT REPORTING

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

Following are the financial results for the Company’s operating segments.

		Wealth	Corporate and
(in thousands)	Banking	Management	Intercompany	Total
Balance Sheet Information	March 31, 2011
Portfolio loans	$1,952,481	$-	$-	$1,952,481
Goodwill	3,879	-	-	3,879
Intangibles, net	1,921	-	-	1,921
Deposits	2,444,549	-	(14,119)	2,430,430
Borrowings	152,051	55,647	82,581	290,279
Total assets	2,854,503	60,522	10,291	2,925,316

	December 31, 2010
		Wealth	Corporate and
	Banking	Management	Intercompany	Total
Portfolio loans	$1,893,062	$-	$-	$1,893,062
Goodwill	2,064	-	-	2,064
Intangibles, net	1,223	-	-	1,223
Deposits	2,313,117	-	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,729,930	61,770	14,140	2,805,840

Income Statement Information	Three months ended March 31, 2011
Net interest income (expense)	$28,086	$(322)	$(1,026)	$26,738
Provision for loan losses	3,600	-	-	3,600
Noninterest income	3,077	1,838	48	4,963
Noninterest expense	14,480	1,846	1,139	17,465
Income (loss) before income tax expense (benefit)	13,083	(330)	(2,117)	10,636
Income tax expense (benefit)	4,375	(110)	(708)	3,557
Net income (loss)	$8,708	$(220)	$(1,409)	$7,079

	Three months ended March 31, 2010
Net interest income (expense)	$20,053	$(298)	$(1,132)	$18,623
Provision for loan losses	13,800	-	-	13,800
Noninterest income	2,207	1,816	33	4,056
Noninterest expense	10,869	1,670	1,116	13,655
Loss before income tax benefit	(2,409)	(152)	(2,215)	(4,776)
Income tax benefit	(890)	(56)	(816)	(1,762)
Net loss	$(1,519)	$(96)	$(1,399)	$(3,014)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and in Part II, 1A of this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.enterprisebank.com.

Introduction
The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2011 compared to the financial condition as of December 31, 2010. In addition, this discussion summarizes the significant factors affecting the condensed consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2011, compared to the same period in 2010. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Summary
The Company reported net income of $7.1 million for the three months ended March 31, 2011, compared to a net loss of $3.0 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.42, compared to a net loss of $0.25 per fully diluted share for the prior year period.

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank, a full service community bank that was headquartered in Scottsdale, Arizona. The acquisition consisted of assets with an estimated fair value of approximately $128.6 million and liabilities with an estimated fair value of approximately $130.4 million. In connection with the acquisition, the Bank also entered into a loss share agreement whereby the FDIC will reimburse the Bank for 80% of all losses incurred on certain loans and other real estate covered under the agreement. The Bank acquired the assets at a discount of 7.6% and approximately $43.5 million of the deposits were assumed at a premium of 1%. The two branches of Legacy opened as branches of the Bank. The Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. See Note 3 – Acquisitions and Divestitures and Note 6 – Portfolio Loans for more information.

Our pre-tax, pre-provision income for the first quarter of 2011 was $14.1 million, compared to pre-tax, pre-provision income of $9.1 million, an increase of 56% from the first quarter of 2010. Pre-tax, pre-provision income, which is a non-GAAP (Accounting Principles Generally Accepted in the United States of America) financial measure, is presented because the Company believes adjusting its results to exclude loan loss provision expense, sales and fair value writedowns of other real estate, and sales of securities provides shareholders with a more comparable basis for evaluating period-to-period operating results. A schedule reconciling GAAP pre-tax income (loss) to pre-tax, pre-provision income is provided in the table below.

	For the Quarter Ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
(In thousands)	2011	2010	2010	2010	2010
Pre-tax income (loss)	$10,636	$8,347	$7,233	$537	$(4,776)
Sales and fair value writedowns of other real estate	19	2,683	1,606	678	586
Sale of securities	(174)	(781)	(124)	(525)	(557)
Income (loss) before income tax	10,481	10,249	8,715	690	(4,747)
Provision for loan losses	3,600	3,325	7,650	8,960	13,800
Pre-tax, pre-provision income	$14,081	$13,574	$16,365	$9,650	$9,053

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 11 –Segment Reporting.

Banking Segment
  Loans - Portfolio loans totaled $2.0 billion at March 31, 2011, including $191 million of loans covered under FDIC loss share agreements. Since December 31, 2010, portfolio loans covered under FDIC loss share agreements increased $64.7 million, or 51%, as a result of the Legacy acquisition. Excluding the loans covered under loss share, total portfolio loans were essentially flat in the first quarter of 2011, although Commercial & Industrial loans increased $19.0 million, or 3%, during the quarter and represent almost one-third of the Company’s loan portfolio at March 31, 2011. The net increase in Commercial & Industrial loans was a result of strong new business activity rather than higher credit line utilization rates. The increase in Commercial & Industrial loans was offset by a decrease of $29.1 million in Construction and Residential Real Estate loans as the Company continued to reduce its exposure to these sectors. See Note 6 – Portfolio Loans for more information.

  Deposits – Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, increased $132.7 million, or 6%, in the first quarter of 2011 compared to the fourth quarter of 2010. First quarter deposit growth included an $81.9 million increase in demand deposits, an $80.6 million increase in money market accounts and other interest-bearing deposit accounts, and a $55.9 million increase in non-CDARS certificates of deposit. Reciprocal CDARS certificates of deposits decreased by $85.7 million in the first quarter of 2011 to $74.8 million compared to $160.5 million at December 31, 2010 and $147.9 million at March 31, 2010. Approximately $36.6 million of the money market increase was the result of a new CDARS money market sweep product, of which approximately $32.0 million, or 88%, were transfers from CDARS certificates of deposit. The Legacy acquisition added $49.3 million of total deposits consisting of $15.6 million of demand deposits, $19.5 million of money market accounts and other interest-bearing deposit accounts, and $14.2 million of certificates of deposit.

  At March 31, 2011, total deposits were $2.4 billion, an increase of $526.4 million, or 28%, from March 31, 2010. Total deposits increased $132.7 million, or 6%, from December 31, 2010. Our deposit mix continues to improve. Noninterest-bearing demand deposits were $448.0 million at March 31, 2011, an increase of 49% from March 31, 2010 and a 22% increase from December 31, 2010. Noninterest bearing demand deposits represented 18% of total deposits at March 31, 2011 compared to 16% of total deposits at December 31, 2010 and March 31, 2010.

  Strong deposit growth was attributed to the company’s marketing and sales activities, as well as, the continuing cash accumulation trend among our commercial clients. The Company completed a successful deposit promotion in Arizona, generating more than $22.9 million in money market balances in the first quarter of 2011. In addition, approximately $12.0 million of the money market growth and $33.0 million of the certificate of deposit growth in the first quarter of 2011 was related to the Company’s Enterprise Advisory Services initiative, a proprietary deposit platform marketed to registered investment advisory firms.

  Asset quality – Nonperforming loans were $43.5 million at March 31, 2011, a decrease of $12.3 million from the prior year period, and a decrease of $2.9 million from year end 2010. Nonperforming loans represented 2.23% of total loans at March 31, 2011 versus 2.45% of total loans at December 31, 2010 and 3.10% at March 31, 2010. Excluding non-accrual loans and portfolio loans covered under FDIC loss share agreements, portfolio loans that were 30-89 days delinquent at March 31, 2011 remained at very low levels, representing 0.12% of the portfolio compared to 0.13% at December 31, 2010.
Provision for loan losses was $3.6 million in the first quarter of 2011 compared to $3.3 million in the fourth quarter of 2010 and $13.8 million in the first quarter of 2010. The large provision for loan losses in the first quarter of 2010 was due to higher levels of loan risk rating downgrades. See Note 6 – Portfolio Loans above and Provision for Loan Losses and Nonperforming Assets in this section for more information.

  Interest rate margin – The net interest rate margin was 4.19% for the first quarter of 2011, compared to 4.70% for the fourth quarter of 2010 and 3.47% in the first quarter of 2010. The net interest rate margin for the fourth quarter of 2010 was significantly impacted by the yield on the loans covered under FDIC loss share. See Net Interest Income in this section for more information.
Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $1.8 million in the first quarter of 2011 consistent with the same quarter of 2010. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended March 31, 2011 and 2010
Net interest income (on a tax-equivalent basis) was $27.0 million for the three months ended March 31, 2011 compared to $18.9 million for the same period of 2010, an increase of $8.1 million, or 43%. Total interest income increased $7.4 million and total interest expense decreased $827,000.

Average interest-earning assets increased $410.4 million, or 19%, to $2.6 billion for the quarter ended March 31, 2011 from $2.2 billion for the quarter ended March 31, 2010. Average loans increased $140.8 million, or 8%, to $2.0 billion at March 31, 2011 from $1.8 billion at March 31, 2010. Average investment securities increased $136.4 million, or 48%, to $423.1 million from the first quarter of 2010 as increased core deposits were deployed to offset weak loan demand. Average short-term investments, including cash balances at the Federal Reserve, increased $133.2 million to $231.2 million from $98.0 million in the same period of 2010. Interest income on earning assets increased $3.1 million due to higher volume and $4.2 million due to higher rates, for a net increase of $7.4 million versus the first quarter of 2010.

For the quarter ended March 31, 2011, average interest-bearing liabilities increased $404.8 million, or 22%, to $2.3 billion compared to $1.9 billion for the quarter ended March 31, 2010. The increase in average interest-bearing liabilities resulted from a $350.4 million increase in average interesting bearing core deposits, primarily consisting of $248.5 million increase in average money market accounts and a $101.0 million increase in average certificates of deposit, and a $44.8 million increase in borrowings. For the first quarter of 2011, interest expense on interest-bearing liabilities decreased $2.2 million due to declining rates partially offset by an increase of $1.4 million due to the impact of higher volumes, for a net decrease of $827,000 versus the first quarter of 2010.

The tax-equivalent net interest rate margin was 4.19% for the first quarter of 2011, compared to 4.70% for the fourth quarter of 2010 and 3.47% in the first quarter of 2010. The net interest rate margin for the fourth quarter of 2010 was significantly impacted by the yield on the loans covered under FDIC loss share. Loans covered under FDIC loss share yielded 29.7% in the fourth quarter of 2010 primarily due to cash flows on paid off covered loans that exceeded expectations. In the first quarter of 2011, the loans covered under FDIC loss share yielded 16.8%. Absent the FDIC loss share loans, the net interest rate margin was 3.34% for the first quarter of 2011 compared to 3.57% for the fourth quarter of 2010. The reduction in the net interest rate margin, excluding the effect of loans covered under FDIC loss share, was primarily due to the Company’s increasingly strong liquidity position.

The Company expects low to mid-single digit growth in portfolio loans not covered under FDIC loss share. The growth is expected to be primarily in the Commercial & Industrial loan category. Pipelines for new loan activity have been strengthening over the past several months.

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
		2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,736,608	$23,321	5.45%	$1,779,735	$24,296	5.54%
Tax-exempt loans (2)	35,153	681	7.86	28,817	632	8.89
Covered loans (3)	190,625	7,903	16.81	13,012	543	16.92
Total loans	1,962,386	31,905	6.59	1,821,564	25,471	5.67
Taxable investments in debt and equity securities	407,943	2,642	2.63	285,527	1,933	2.75
Non-taxable investments in debt and equity
securities (2)	15,174	172	4.60	1,173	16	5.53
Short-term investments	231,208	149	0.26	98,039	88	0.36
Total securities and short-term investments	654,325	2,963	1.84	384,739	2,037	2.15
Total interest-earning assets	2,616,711	34,868	5.40	2,206,303	27,508	5.06
Noninterest-earning assets:
Cash and due from banks	11,220			11,283
Other assets	311,912			163,912
Allowance for loan losses	(43,558)			(44,711)
Total assets	$2,896,285			$2,336,787

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$194,340	$189	0.39%	$185,244	$219	0.48%
Money market accounts	896,185	2,082	0.94	647,676	1,393	0.87
Savings	10,751	9	0.34	9,373	8	0.35
Certificates of deposit	880,966	3,410	1.57	779,940	4,635	2.41
Total interest-bearing deposits	1,982,242	5,690	1.16	1,622,233	6,255	1.56
Subordinated debentures	85,081	1,121	5.34	85,081	1,230	5.86
Borrowed funds	217,858	1,014	1.89	173,028	1,167	2.74
Total interest-bearing liabilities	2,285,181	7,825	1.39	1,880,342	8,652	1.87
Noninterest bearing liabilities:
Demand deposits	408,766			273,702
Other liabilities	14,151			7,520
Total liabilities	2,708,098			2,161,564
Shareholders' equity	188,187			175,223
Total liabilities & shareholders' equity	$2,896,285			$2,336,787
Net interest income		$27,043			$18,856
Net interest spread			4.01%			3.19%
Net interest rate margin (4)			4.19			3.47

(1)	Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $146,000 and $624,000 for the quarters ended March 31, 2011 and 2010, respectively.
(2)	Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $305,000 and $233,000 for the quarters ended March 31, 2011 and 2010, respectively.
(3)	Covered loans are loans covered under FDIC loss share agreements and are recorded at fair value.
(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2011 compared to 2010
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$1,960	$4,425	$6,385
Tax-exempt loans (3)	129	(80)	49
Taxable investments in debt
and equity securities	796	(87)	709
Non-taxable investments in debt
and equity securities (3)	159	(3)	156
Short-term investments	92	(31)	61
Total interest-earning assets	$3,136	$4,224	$7,360

Interest paid on:
Interest-bearing transaction accounts	$11	$(41)	$(30)
Money market accounts	570	119	689
Savings	1	-	1
Certificates of deposit	543	(1,768)	(1,225)
Subordinated debentures	-	(109)	(109)
Borrowed funds	260	(413)	(153)
Total interest-bearing liabilities	1,385	(2,212)	(827)
Net interest income	$1,751	$6,436	$8,187

(1)	Change in volume multiplied by yield/rate of prior period.
(2)	Change in yield/rate multiplied by volume of prior period.
(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses
The provision for loan losses in the first quarter of 2011 was $3.6 million compared to $3.3 million in the fourth quarter of 2010 and $13.8 million in the first quarter of 2010. The large provision for loan losses in the first quarter of 2010 was due to higher levels of loan risk rating downgrades. The allowance for loan losses as a percentage of total loans was 2.19% at March 31, 2011 compared to 2.26% at December 31, 2010 and 2.45% at March 31, 2010. The allowance for loan losses represented 98% of nonperforming loans at March 31, 2011 compared to 79% at March 31, 2010 and 92% at December 31, 2010. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

During the first quarter of 2011, the Company recorded net charge-offs of $3.5 million, or 0.73%, of average portfolio loans on an annualized basis, compared to $7.6 million, or 1.57%, for the fourth quarter of 2010 and $12.7 million, or 2.83%, for the first quarter of 2010. Approximately 72% of the charge-offs in the first quarter of 2011 were related to Construction Land Acquisition and Development loans, 21% were related to Commercial Real Estate loans and the remaining 7% were related to Commercial & Industrial loans.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2011	2010
Allowance at beginning of period	$42,759	$42,995
Loans charged off:
Commercial and industrial	400	530
Real estate:
Commercial	738	7,285
Construction	2,716	4,701
Residential	111	355
Consumer and other	-	92
Total loans charged off	3,965	12,963
Recoveries of loans previously charged off:
Commercial and industrial	125	42
Real estate:
Commercial	15	167
Construction	178	2
Residential	89	36
Consumer and other	21	-
Total recoveries of loans	428	247
Net loan chargeoffs	3,537	12,716
Provision for loan losses	3,600	13,800

Allowance at end of period	$42,822	$44,079

Excludes loans covered under FDIC loss share agreements
Average loans	$1,771,761	$1,808,552
Total portfolio loans	1,761,034	1,786,097
Net chargeoffs to average loans	0.81%	2.85%
Allowance for loan losses to loans	2.43	2.47

Includes loans covered under FDIC loss share agreements
Average loans	$1,962,386	$1,821,564
Total portfolio loans	1,952,481	1,799,224
Net chargeoffs to average loans	0.73%	2.83%
Allowance for loan losses to loans	2.19	2.45

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	March 31,	March 31,
(in thousands)	2011	2010
Non-accrual loans	$33,782	$53,190
Loans past due 90 days or more and still accruing interest	-	885
Restructured loans	9,705	1,710
Total nonperforming loans	43,487	55,785
Foreclosed property (1)	28,443	18,669
Other bank owned assets	600	936
Total nonperforming assets (1)	$72,530	$75,390

Excludes assets covered under FDIC loss share agreements
Total assets	$2,925,316	$2,361,405
Total portfolio loans	1,761,034	1,786,097
Total loans plus foreclosed property	1,790,077	1,805,702
Nonperforming loans to total loans	2.47%	3.12%
Nonperforming assets to total loans plus foreclosed property	4.05	4.18
Nonperforming assets to total assets (1)	2.48	3.19

Includes assets covered under FDIC loss share agreements
Total assets	$2,925,316	$2,361,405
Total portfolio loans	1,952,481	1,799,224
Total loans plus foreclosed property	2,004,386	1,821,108
Nonperforming loans to total loans	2.23%	3.10%
Nonperforming assets to total loans plus foreclosed property	4.76	4.26
Nonperforming assets to total assets	3.26	3.29

Allowance for loan losses to nonperforming loans	98.00%	79.00%

(1)	Excludes assets covered under FDIC loss share agreements, except for their inclusion in total assets

As 2011 progresses, the Company expects slight improvement in its ratio of nonperforming assets to total assets, excluding assets covered under FDIC loss share agreements.

Nonperforming loans

Nonperforming loans exclude credit-impaired loans that were acquired in the December 2009, July 2010, and January 2011 FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Note 6 – Portfolio Loans for more information on these loans.

At March 31, 2011, nonperforming loans, including troubled debt restructurings of $9.7 million, were $43.5 million, or 2.23%, of total loans. This compares to $46.4 million, or 2.45% of total loans, at December 31, 2010 and $55.8 million, or 3.10% of total loans, at March 31, 2010. The nonperforming loans are comprised of approximately 43 relationships with the largest being a $5.8 million loan secured by commercial land in Kansas City. Five relationships comprise 53% of the nonperforming loans. Approximately 60% of the nonperforming loans were located in the Kansas City market and 40% were located in the St. Louis market. At March 31, 2011, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	March 31, 2011	December 31, 2010
Construction, Real Estate/Land Acquisition and Development	$16,808	$9,934
Commercial Real Estate	10,612	12,959
Residential Real Estate	9,508	12,188
Commercial & Industrial	6,559	11,276
Consumer & Other	-	-
Total	$43,487	$46,357

The following table summarizes the changes in nonperforming loans by quarter.

	2011	2010
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Nonperforming loans beginning of period	$46,357	$51,955	$46,550	$55,785	$38,540
Additions to nonaccrual loans	18,187	15,877	19,373	15,440	39,663
Additions to restructured loans	297	3,430	2,286	454	611
Chargeoffs	(3,966)	(7,860)	(7,023)	(8,314)	(12,963)
Other principal reductions	(6,445)	(7,288)	(1,881)	(4,580)	(2,739)
Moved to Other real estate	(7,014)	(8,743)	(7,122)	(11,350)	(5,564)
Moved to Other bank owned assets	-	-	-	-	(955)
Moved to performing	(3,929)	(1,014)	(228)	-	(1,693)
Loans past due 90 days or more and still accruing interest	-	-	-	(885)	885
Nonperforming loans end of period	$43,487	$46,357	$51,955	$46,550	$55,785

Of the $18.5 million in new nonperforming loans, five construction real estate loans representing three relationships comprised over $15.7 million, or 85% of the total. Of these, two relationships totaling $6.0 million were transferred to Other real estate during the quarter.

Other real estate

Other real estate was $51.3 million at March 31, 2011 compared to $36.2 million at December 31, 2010, and $20.9 million at March 31, 2010. Approximately $22.9 million, or 45% of the Other real estate, is covered by an FDIC loss share agreement. The following table summarizes the changes in Other real estate for the past five quarters.

	2011	2010
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Other real estate beginning of period	$36,208	$34,685	$25,884	$20,947	$25,084
Additions and expenses capitalized
to prepare property for sale	7,014	8,743	7,122	11,350	5,564
Additions from FDIC assisted transactions	12,826	4,871	5,469	-	113
Writedowns in fair value	(703)	(2,406)	(1,750)	(1,364)	(574)
Sales	(4,040)	(9,685)	(2,040)	(5,049)	(9,240)
Other real estate end of period	$51,305	$36,208	$34,685	$25,884	$20,947

At March 31, 2011, Other real estate was comprised of 21% residential lots, 21% completed homes, and 58% commercial real estate. Of the total Other real estate, 21%, or 27 properties, are located in the Kansas City region, 34%, or 19 properties, are located in the St. Louis region and 45%, or 48 properties, are located in the Arizona region related to the FDIC acquisitions.

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, the Company realized a net gain of $423,000 on the sale of other real estate and recorded these gains as part of Noninterest income.

Noninterest Income
Noninterest income increased $907,000, or 22%, from the first quarter of 2010 compared to the first quarter of 2011. The increase is mainly due to increases in miscellaneous income related to the accretion on the indemnification asset on our Covered Assets.
  Wealth Management revenue – For the three months ended March 31, 2011, Wealth Management revenue from the Trust division increased $386,000, or 30%, compared to the same period in 2010. Assets under administration were $1.6 billion at March 31, 2011, a 21% increase from March 31, 2010 due to market value increases and additional accounts from new and existing clients.

  Sale of other real estate – For the quarter ended March 31, 2011, the Company sold $4.0 million of Other real estate for a gain of $423,000.

  State tax credit brokerage activities – For the quarter ended March 31, 2011, the Company recorded a gain of $155,000 compared to a gain of $518,000 in the first quarter of 2010. Gains of $352,000 related to the sale of state tax credits to clients were partially offset by a negative fair value adjustment of $164,000 and a negative fair value adjustment of $33,000 on the interest rate caps used to economically hedge the tax credits. Tax credit sales in the first quarter of 2011 were lower than expected due to timing of customer purchases. See Note 7 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more information on the fair value treatment of the state tax credits, see Note 10 – Fair Value Measurements.

  Sale of investment securities – During the first three months of 2011, the Company purchased approximately $147.0 million in securities primarily in U.S. Government sponsored enterprises and Residential mortgage-backed securities. The Company sold approximately $5.3 million of securities realizing a gain of $174,000 on these sales.

  Miscellaneous income – The increase from the first quarter of 2010 to the first quarter of 2011, is primarily due to an increase of $586,000 in accretion related to the indemnification assets on the Company’s Covered Assets.
Noninterest Expense
Noninterest expenses were $17.5 million in the first quarter of 2011, an increase of $3.8 million, or 28%, from the first quarter of 2010. The increase over the prior year period was comprised of $2.1 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support our Arizona acquisition activity and $1.2 million in higher loan legal and other real estate expenses. The Company also incurred additional data processing costs related to new web-based customer relationship software and increases in FDIC insurance premiums due to the higher levels of deposits.

The Company’s efficiency ratio in the first quarter of 2011 was 55% compared to 60% in the first quarter of 2010, primarily due to the favorable impact of the FDIC assisted acquisitions.

Income Taxes
For the three months ended March 31, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $3.6 million compared to a $1.8 million benefit for the same period in 2010. The combined federal and state effective income tax rates were 33.4% and (36.9%) for the three months ended March 31, 2011 and 2010, respectively.

The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at March 31, 2011 is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded.

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

Parent Company liquidity
The parent company’s liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company’s primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $14.1 million will be sufficient to meet all projected cash needs in 2011.

As of March 31, 2011, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Bank liquidity
During the first quarter of 2011, we maintained a strong liquidity position by targeting core funding while reducing certain volatile deposit sources. Noninterest-bearing demand deposits grew $81.9 million, and money markets increased $86.5 million offset by decreases of $29.8 million in time deposits, including CDARS balances, and $6.5 million in interest bearing checking accounts.

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2011, the Bank could borrow an additional $109.7 million from the FHLB of Des Moines under blanket loan pledges and has an additional $330.4 million from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with three correspondent banks totaling $35.0 million.

Of the $482.0 million of the securities available for sale at March 31, 2011, $243.9 million was pledged as collateral for deposits of public institutions, treasury, tax and loan notes, and other requirements. The remaining $238.1 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of March 31, 2011, the Bank had $74.8 million of reciprocal CDARS certificates of deposits outstanding. During the first quarter of 2011, the Bank began offering reciprocal money market accounts and had $36.6 million outstanding at March 31, 2011. In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At March 31, 2011, we had no outstanding “one-way buy” deposits.

Finally, because the Bank is “well-capitalized”, it has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At March 31, 2011, brokered certificate of deposit balances were $156.7 million, flat with December 31, 2010. At March 31, 2010, the Bank had $132.0 million of brokered certificates of deposit outstanding. Brokered certificates of deposit represented 6.4% of total deposits at March 31, 2011, 6.8% of total deposits at December 31, 2010 and 6.9% of total deposits at March 31, 2010.

Over the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Bank has $435.2 million in unused loan commitments as of March 31, 2011. While this commitment level would be difficult to fund given the Company’s current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

Capital Resources
In January 2010, the Company issued $15.0 million in stock through a private offering and separately registered these shares with the SEC in March 2010. The proceeds of the offering were injected into the Bank to improve its capital position.

From time to time we may choose to issue equity or debt securities to raise capital. A variety of factors, including financial market conditions, may influence the timing of any such issuance. To allow us to timely respond to opportunities to raise capital, the Company filed a shelf registration statement on Form S-3 which became effective on July 1, 2009. Under Rule 415 of the Securities Act of 1933, the Company has until July 1, 2012 to issue securities pursuant to this registration statement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of March 31, 2011 and December 31, 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2011 and December 31, 2010.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Tier 1 capital to risk weighted assets	12.16%	11.97%
Total capital to risk weighted assets	14.34%	14.30%
Tier 1 common equity to risk weighted assets	7.51%	7.37%
Leverage ratio (Tier 1 capital to average assets)	8.60%	9.15%
Tangible common equity to tangible assets	5.22%	5.26%
Tier 1 capital	$248,721	$241,829
Total risk-based capital	$293,416	$288,754

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

	March 31,	December 31,
(In thousands)	2011	2010
Shareholders' equity	$191,015	$183,348
Less: Preferred stock	(32,707)	(32,519)
Less: Goodwill	(3,879)	(2,064)
Less: Intangible assets	(1,921)	(1,223)
Tangible common equity	$152,508	$147,542

Total assets	$2,925,316	$2,805,840
Less: Goodwill	(3,879)	(2,064)
Less: Intangible assets	(1,921)	(1,223)
Tangible assets	$2,919,516	$2,802,553

Tangible common equity to tangible assets	5.22%	5.26%

Tier 1 common equity ratio

	March 31,	December 31,
(In thousands)	2011	2010
Shareholders' equity	$191,015	$183,348
Less: Goodwill	(3,879)	(2,064)
Less: Intangible assets	(1,921)	(1,223)
Less: Unrealized gains; Plus: Unrealized Losses	(244)	573
Plus: Qualifying trust preferred securities	62,398	60,448
Other	1,352	747
Tier 1 capital	$248,721	$241,829
Less: Preferred stock	(32,707)	(32,519)
Less: Qualifying trust preferred securities	(62,398)	(60,448)
Tier 1 common equity	$153,616	$148,862

Total risk weighted assets determined in accordance with
prescribed regulatory requirements	$2,045,886	$2,019,885

Tier 1 common equity to risk weighted assets	7.51%	7.37%

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards
FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements” On January 1, 2011, the Company adopted new authoritative guidance under this ASU, which requires detailed Level 3 roll forward disclosure. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” On January 1, 2011, the Company adopted new authoritative guidance under this ASU which requires disclosures about activity that occurs during a reporting period. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” On January 1, 2011, the Company adopted new authoritative guidance under this ASU which provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company believes this ASU will not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” In April 2011, the FASB issued ASU 2011-02, which provides clarification on whether a restructuring constitutes a troubled debt restricting and also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to the debtor and if the debtor is experiencing financial difficulties. The Company believes this ASU will not have a material impact on the Company’s consolidated financial statements.

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

Interest rate simulations for March 31, 2011 demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2011.

						Beyond
						5 years
						or no stated
(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	maturity	Total
Interest-Earning Assets
Securities available for sale	$100,902	$94,376	$71,192	$51,310	$44,630	$119,579	$481,989
Other investments	-	-	-	-	-	14,430	14,430
Interest-bearing deposits	187,556	-	-	-	-	-	187,556
Federal funds sold	1,464	-	-	-	-	-	1,464
Portfolio loans (1)	1,233,317	280,284	278,358	52,149	70,475	37,898	1,952,481
Loans held for sale	3,142	-	-	-	-	-	3,142
Total interest-earning assets	$1,526,381	$374,660	$349,550	$103,459	$115,105	$171,907	$2,641,062

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,150,950	$-	$-	$-	$-	$-	$1,150,950
Certificates of deposit	533,150	90,807	106,587	7,363	94,106	(545)	831,468
Subordinated debentures	56,807	-	28,274	-	-	-	85,081
Other borrowings	118,198	7,000	-	-	10,000	70,000	205,198
Total interest-bearing liabilities	$1,859,105	$97,807	$134,861	$7,363	$104,106	$69,455	$2,272,697

Interest-sensitivity GAP
GAP by period	$(332,724)	$276,853	$214,689	$96,096	$10,999	$102,452	$368,365
Cumulative GAP	$(332,724)	$(55,871)	$158,818	$254,914	$265,913	$368,365	$368,365
Ratio of interest-earning assets to
interest-bearing liabilities
Periodic	0.82	3.83	2.59	14.05	1.11	2.48	1.16
Cumulative GAP as of March 31, 2011	0.82	0.97	1.08	1.12	1.12	1.16	1.16

(1) Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

As discussed in further detail below, the Bank, along with other co-defendants, including a former President and Chief Executive Officer of the Bank’s trust division (the “Former Trust President”), has been named as a defendant in two lawsuits filed by clients, or purported clients, of the Bank’s trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom.

Phil Rosemann, et. al. v. Martin Sigillito, Enterprise Bank & Trust, et. al., Case No. 4:10-CV-1165-LRR (pending in the United States District Court for the Eastern District of Missouri). On March 30, 2011, Enterprise Bank was named as a defendant in an existing lawsuit brought by approximately 78 plaintiffs against 38 other defendants, including the Former Trust President and 20 “john doe” defendants. The lawsuit concerns investments the plaintiffs allegedly made in certain promissory notes issued by Distinctive Properties (the “Distinctive Notes”), which plaintiffs allege were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to have IRA custodial accounts at Enterprise Bank which hold the Distinctive Notes. Plaintiffs assert, among other things, that the Bank was negligent, breached its fiduciary duties and breached its contracts by allowing the Distinctive Notes to be renewed, improperly disbursing funds and allowing interest payments to be credited to the accounts without receipt of such payments. Plaintiffs also assert that the Bank, and certain other defendants including the Former Trust President, violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspired to violate RICO in connection with the sale of the Distinctive Notes to the plaintiffs. Plaintiffs are seeking in excess of $26,000,000 in damages from defendants, including the Bank, related to these claims as well as their costs and attorneys’ fees and trebled damages under RICO.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al., Case No. 11SL-CC01331 (pending in the Circuit Court of the County of St. Louis, State of Missouri). On April 4, 2011, Barbara Dunning and an affiliated entity, BJD, LLC (“BJD”), filed a lawsuit against four defendants including the Bank and the Former Trust President relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants, including the Former Trust President, breached their fiduciary duties and were negligent in allowing BJD to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking $811,875 in damages, 9% interest, punitive damages, attorneys’ fees and costs.

The Company is unable to estimate a reasonably possible loss for the cases described above because the proceedings are in early stages and there are significant factual issues to be determined and resolved. The Company denies Plaintiffs’ allegations and intends to vigorously defend the lawsuits.

ITEM 1A: RISK FACTORS

Please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q and Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2010, for information regarding risk factors. Other than the additional risk factors mentioned below, there are no material changes from the risk factors set forth in such Annual Report on Form 10-K.

We face potential risks from litigation brought against the Company and the Bank. We are from time to time involved in various lawsuits and legal proceedings. As discussed in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, the Bank, along with other co-defendants, including a former President and Chief Executive Officer of the Bank’s trust division, has been named as a defendant in two lawsuits filed by clients, or purported clients, of the Bank’s trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited, a company involved in the purchase and development of real estate in the United Kingdom. In one of the lawsuits, the plaintiffs allege that the investments in the notes were part of a multi-million dollar Ponzi scheme. While we cannot with certainty determine the potential outcome of this or any other pending or threatened litigation against the Company or the Bank, litigation-related costs and any legal liability as a result of an adverse determination with respect to one or more of these legal proceedings could have a material adverse effect on our business, cash flows, financial position and results of operations and could cause us significant reputational harm, including without limitation as a result of negative publicity the Company may face even if it prevails in such legal proceedings, which could adversely affect our business prospects.

Recently enacted financial reform legislation and rules promulgated thereunder may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also permanently increases the general limit on deposit insurance for banks to $250,000 and provides that non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The BCFP will have broad powers to promulgate and enforce new consumer protection regulations under the Dodd-Frank Act that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive acts and practices.”

The Dodd-Frank Act and the resulting regulations will likely affect the Company’s business and operations in other ways which are difficult to predict at this time. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

ITEM 6: EXHIBITS

Exhibit
Number	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*10.1	Purchase and Assumption Agreement dated January 7, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for Legacy Bank

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 9, 2011.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer