Form 10-Q
period 2011-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2011-08-03
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of August 1, 2011, the Registrant had 17,739,325 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$22,806	$23,413
Federal funds sold	1,321	3,153
Interest-bearing deposits (including $1,520 pledged as collateral)	173,925	267,102
Total cash and cash equivalents	198,052	293,668
Interest-bearing deposits greater than 90 days	1,751	1,751
Securities available for sale	472,270	361,546
Mortgage loans held for sale	1,688	5,640
Portfolio loans not covered under FDIC loss share	1,826,228	1,766,351
Portfolio loans covered under FDIC loss share at fair value	180,253	126,711
Less: Allowance for loan losses	42,157	42,759
Portfolio loans, net	1,964,324	1,850,303
Other real estate not covered under FDIC loss share	20,978	25,373
Other real estate covered under FDIC loss share	21,812	10,835
Other investments, at cost	14,720	12,278
Fixed assets, net	19,488	20,499
Accrued interest receivable	7,790	7,464
State tax credits, held for sale, including $29,247 and $31,576 carried at fair value, respectively	57,058	61,148
FDIC loss share receivable	92,511	88,292
Goodwill	3,879	2,064
Intangibles, net	1,791	1,223
Other assets	57,320	63,756
Total assets	$2,935,432	$2,805,840

Liabilities and Shareholders' Equity
Demand deposits	$473,688	$366,086
Interest-bearing transaction accounts	212,431	204,687
Money market accounts	949,552	855,522
Savings	10,587	10,181
Certificates of deposit:
$100 and over	574,369	543,898
Other	190,650	317,347
Total deposits	2,411,277	2,297,721
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	102,000	107,300
Other borrowings	87,774	119,333
Accrued interest payable	1,477	1,488
Other liabilities	10,839	11,569
Total liabilities	2,698,448	2,622,492

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	32,900	32,519
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,814,718 and 14,965,401 shares issued, respectively	178	150
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	168,340	133,673
Retained earnings	33,315	19,322
Accumulated other comprehensive income (loss)	3,994	(573)
Total shareholders' equity	236,984	183,348
Total liabilities and shareholders' equity	$2,935,432	$2,805,840
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$36,420	$24,655	$68,081	$49,899
Interest on debt securities:
Taxable	3,243	1,830	5,813	3,680
Nontaxable	155	39	265	50
Interest on federal funds sold	—	1	1	9
Interest on interest-bearing deposits	113	102	261	182
Dividends on equity securities	97	83	170	165
Total interest income	40,028	26,710	74,591	53,985
Interest expense:
Interest-bearing transaction accounts	206	236	395	455
Money market accounts	2,124	1,454	4,206	2,847
Savings	9	9	18	17
Certificates of deposit:
$100 and over	2,305	2,474	4,662	5,324
Other	800	1,534	1,853	3,319
Subordinated debentures	1,126	1,239	2,247	2,469
Federal Home Loan Bank advances	888	1,099	1,788	2,207
Notes payable and other borrowings	97	63	211	122
Total interest expense	7,555	8,108	15,380	16,760
Net interest income	32,473	18,602	59,211	37,225
Provision for loan losses	4,575	8,960	8,175	22,760
Net interest income after provision for loan losses	27,898	9,642	51,036	14,465
Noninterest income:
Wealth Management revenue	1,658	1,302	3,341	2,599
Service charges on deposit accounts	1,194	1,212	2,331	2,386
Other service charges and fee income	331	237	641	515
Gain on sale of other real estate	99	302	522	290
Gain on state tax credits, net	987	851	1,142	1,369
Gain on sale of investment securities	506	525	680	1,082
Miscellaneous income	351	612	1,432	856
Total noninterest income	5,126	5,041	10,089	9,097
Noninterest expense:
Employee compensation and benefits	8,265	7,035	16,953	13,633
Occupancy	1,141	1,097	2,280	2,270
Furniture and equipment	431	325	785	694
Data processing	604	554	1,230	1,132
FDIC and other insurance	1,133	1,019	2,355	2,066
Loan legal and other real estate expense	3,255	1,669	5,691	2,941
Other	3,195	2,447	6,195	5,065
Total noninterest expense	18,024	14,146	35,489	27,801

Income (loss) before income tax expense (benefit)	15,000	537	25,636	(4,239)
Income tax expense (benefit)	5,118	(200)	8,675	(1,962)
Net income (loss)	$9,882	$737	$16,961	$(2,277)

Net income (loss) available to common shareholders	$9,252	$122	$15,705	$(3,504)

Earnings (loss) per common share
Basic	$0.54	$0.01	$1.01	$(0.24)
Diluted	0.52	0.01	0.96	(0.24)

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011	$32,519	$150	$(1,743)	$133,673	$19,322	$(573)	$183,348
Net income	—	—	—	—	16,961	—	16,961
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	5,058	5,058
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(435)	(435)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(56)	(56)
Total comprehensive income							21,528
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,712)	—	(1,712)
Cash dividends paid on preferred stock	—	—	—	—	(875)	—	(875)
Preferred stock accretion of discount	381	—	—	—	(381)	—	—
Issuance under equity compensation plans, net, 105,417 shares	—	1	—	1,312	—	—	1,313
Issuance under public stock offering 2,743,900 shares	—	27	—	32,593	—	—	32,620
Share-based compensation	—	—	—	748	—	—	748
Excess tax expense related to equity compensation plans	—	—	—	14	—	—	14
Balance June 30, 2011	$32,900	$178	$(1,743)	$168,340	$33,315	$3,994	$236,984

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2010	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net loss	—	—	—	—	(2,277)	—	(2,277)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	2,515	2,515
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(693)	(693)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(79)	(79)
Total comprehensive loss							(534)
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,561)	—	(1,561)
Cash dividends paid on preferred stock	—	—	—	—	(875)	—	(875)
Preferred stock accretion of discount	352	—	—	—	(352)	—	—
Issuance under equity compensation plans, net, 39,482 shares	—	—	—	365	—	—	365
Issuance under private stock offering 1,931,610 shares	—	19	—	14,863	—	—	14,882
Share-based compensation	—	—	—	943	—	—	943
Excess tax benefit related to equity compensation plans	—	—	—	(260)	—	—	(260)
Balance June 30, 2010	$32,154	$149	$(1,743)	$132,911	$10,725	$2,676	$176,872

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$16,961	$(2,277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,387	1,548
Provision for loan losses	8,175	22,760
Deferred income taxes	4,683	(4,738)
Net amortization of debt securities	2,490	1,605
Amortization of intangible assets	265	220
Gain on sale of investment securities	(680)	(1,082)
Mortgage loans originated for sale	(29,554)	(31,531)
Proceeds from mortgage loans sold	33,374	33,082
Gain loss on sale of other real estate	(522)	(290)
Gain on state tax credits, net	(1,142)	(1,369)
Excess tax (benefit) expense of share-based compensation	(14)	260
Share-based compensation	748	1,144
Valuation adjustment on other real estate	2,643	1,579
Net accretion of loan discount and indemnification asset	(14,964)	(782)
Changes in:
Accrued interest receivable	36	488
Accrued interest payable	(50)	(574)
Prepaid FDIC insurance	1,744	1,505
Other assets	(1,439)	(459)
Other liabilities	(1,181)	1,940
Net cash provided by operating activities	22,960	23,029

Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	—	4,000
Cash received from acquisition of Legacy Bank	8,926	—
Net (increase) decrease in loans	(48,536)	29,922
Net cash proceeds received from FDIC loss share receivable	22,673	4,793
Proceeds from the sale of debt and equity securities, available for sale	35,423	95,081
Proceeds from the maturity of debt and equity securities, available for sale	62,840	49,853
Proceeds from the redemption of other investments	422	1,640
Proceeds from the sale of state tax credits held for sale	4,057	4,513
Proceeds from the sale of other real estate	12,897	8,033
Payments for the purchase/origination of:
Available for sale debt and equity securities	(194,254)	(120,110)
Other investments	(895)	(1,511)
Bank owned life insurance	—	(20,000)
State tax credits held for sale	—	(10,779)
Fixed assets	(309)	(276)
Net cash (used in) provided by investing activities	(96,756)	45,159

Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	77,751	3,961
Net decrease in interest-bearing deposit accounts	(77,815)	(123,555)
Repayments of Federal Home Loan Bank advances	(21,556)	(5,000)
Net (decrease) increase in other borrowings	(31,559)	17,342
Cash dividends paid on common stock	(1,712)	(1,561)
Excess tax benefit (expense) benefit of share-based compensation	14	(260)
Cash dividends paid on preferred stock	(876)	(875)
Issuance of common stock	32,620	14,882
Proceeds from the issuance of equity instruments	1,313	—
Net cash used in financing activities	(21,820)	(95,066)
Net decrease in cash and cash equivalents	(95,616)	(26,878)
Cash and cash equivalents, beginning of period	293,668	106,966
Cash and cash equivalents, end of period	$198,052	$80,088

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,392	$17,334
Income taxes	9,337	1,313
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$14,686	$17,051
Sales of other real estate financed	1,562	7,513
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by Enterprise Financial Services Corp (the “Company” or “Enterprise”) in the preparation of the condensed consolidated financial statements are summarized below:

Business and Consolidation

Enterprise is a financial holding company that provides a full range of banking and wealth management services to individuals and corporate customers located in the St. Louis, Kansas City and Phoenix metropolitan markets through its banking subsidiary, Enterprise Bank & Trust (the “Bank”).

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Legacy Bank, a full service community bank that was headquartered in Scottsdale, Arizona. For more information on this transaction, see Note 3 - Acquisitions in this report.

On June 24, 2011, the Bank entered into a purchase and assumption agreement with BankLiberty of Liberty, Missouri. Pursuant to the agreement, the Bank expects to purchase certain furniture and equipment, leasehold improvements and assume certain deposit liabilities associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri. See Note 3 - Acquisitions for more information.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Basis of Financial Statement Presentation

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

Approximately $4.8 million in changes to Other Assets in the Consolidated Statement of Cash Flows as of June 30, 2010 have been reclassified from Operating Activities to Investing Activities to conform with the 2011presentation. This reclassification did not result in any changes to previously reported net income or stockholders' equity.

NOTE 2 - EARNINGS (LOSS) PER SHARE

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income (loss) as reported	$9,882	$737	$16,961	$(2,277)
Preferred stock dividend	(438)	(436)	(875)	(875)
Accretion of preferred stock discount	(192)	(179)	(381)	(352)
Net income (loss) available to common shareholders	$9,252	$122	$15,705	$(3,504)

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	—	742	—
Net income (loss) available to common shareholders and assumed conversions	$9,623	$122	$16,447	$(3,504)

Weighted average common shares outstanding	17,140	14,853	15,601	14,637
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	—	1,439	—
Additional dilutive common stock equivalents	23	2	20	—
Diluted common shares outstanding	18,602	14,855	17,060	14,637

Basic earnings (loss) per common share:	$0.54	$0.01	$1.01	$(0.24)
Diluted earnings (loss) per common share:	$0.52	$0.01	$0.96	$(0.24)

For the three months ended June 30, 2011 and 2010, there were 0.5 million and 2.2 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. For the six months ended June 30, 2011 and 2010, there were 0.6 million and 2.3 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. In addition, at June 30, 2011 and 2010, the Company had outstanding warrants issued to the United States Treasury under the U.S. Treasury Capital Purchase Program to purchase 0.3 million shares of common stock which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3 - ACQUISITIONS

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

As part of the acquisition, the Company provided the FDIC with a Value Appreciation Instrument (“VAI”) whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444 per unit. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

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

(in thousands)	Amount
Cash and cash equivalents	$8,926
Securities available for sale	9,569
Other investments	1,969
Portfolio loans	73,214
Other real estate	8,612
FDIC loss share receivable	24,963
Goodwill	1,815
Other assets	1,299
Total deposits	(113,620)
Federal Home Loan Bank Advances	(16,256)
Other liabilities	(491)

Management concluded that it is impracticable to present pro forma financial results due to the lack of documentation and objective information about significant estimates and management’s intent in prior periods.

Acquisition of BankLiberty branch

On June 24, 2011, the Bank entered into a purchase and assumption agreement with BankLiberty in Liberty, Missouri. Pursuant to the agreement, the Bank expects to purchase certain furniture and equipment, leasehold improvements and assume certain deposit liabilities associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri. Enterprise expects to pay $150,000 for the personal property in the branch and a deposit premium of 0.75% of certain deposit liabilities at closing. In conjunction with the purchase and assumption agreement, the Bank also will execute a full-service sublease on approximately 6,556 square feet at the above address. Enterprise expects to operate the location as a full-service branch of the Bank, subject to regulatory approval, beginning in the fourth quarter of 2011.

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	June 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$33,181	$166	$(44)	$33,303
Obligations of states and political subdivisions	27,630	565	(483)	27,712
Residential mortgage-backed securities	405,292	6,147	(184)	411,255
	$466,103	$6,878	$(711)	$472,270

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$444	$9	$—	$453
Obligations of U.S. Government sponsored enterprises	32,880	9	(770)	32,119
Obligations of states and political subdivisions	18,486	45	(855)	17,676
Residential mortgage-backed securities	310,636	2,656	(1,994)	311,298
	$362,446	$2,719	$(3,619)	$361,546

At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $216.9 million and $249.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,813	$30,982
Due after one year through five years	10,558	10,641
Due after five years through ten years	15,190	15,425
Due after ten years	4,250	3,967
Mortgage-backed securities	405,292	411,255
	$466,103	$472,270

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	June 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$2,950	$44	$—	$—	$2,950	$44
Obligations of the state and political subdivisions	4,090	77	2,994	406	7,084	483
Residential mortgage-backed securities	46,943	184	—	—	46,943	184
	$53,983	$305	$2,994	$406	$56,977	$711

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$27,100	$770	$—	$—	$27,100	$770
Obligations of the state and political subdivisions	11,329	420	2,965	435	14,294	855
Residential mortgage-backed securities	133,893	1,994	—	—	133,893	1,994
	$172,322	$3,184	$2,965	$435	$175,287	$3,619

The unrealized losses at both June 30, 2011 and December 31, 2010, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2011, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Gross gains realized	$506	$525	$680	$1,082
Gross losses realized	—	—	—	—
Proceeds from sales	30,123	14,436	35,423	95,081

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

Below is a summary of the goodwill in the Banking segment.

(in thousands)	Goodwill
Balance at January 1, 2011	$2,064
Goodwill from purchase of Legacy Bank	1,815
Balance at June 30, 2011	$3,879

The table below summarizes the changes to core deposit intangible asset balances in the Banking segment.

(in thousands)	Core Deposit Intangible
Balance at January 1, 2011	$1,223
Intangibles from purchase of Legacy Bank	833
Amortization expense	(265)
Balance at June 30, 2011	$1,791

The following table reflects the expected amortization schedule for the core deposit intangibles.

Year	Core Deposit Intangible
2011	$244
2012	432
2013	355
2014	278
2015	201
After 2015	281
$1,791

NOTE 6 - PORTFOLIO LOANS

Below is a summary of loans by category at June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$158,128	$31,006	$189,134
Commercial real estate - Investor Owned	455,438	46,251	501,689
Commercial real estate - Owner Occupied	334,118	44,398	378,516
Residential real estate	176,782	43,194	219,976
Total real estate loans	$1,124,466	$164,849	$1,289,315
Commercial and industrial	688,354	14,934	703,288
Consumer & other	13,360	470	13,830
Portfolio Loans	$1,826,180	$180,253	$2,006,433
Unearned loan costs, net	48	—	48
Portfolio loans, including unearned loan costs	$1,826,228	$180,253	$2,006,481

	December 31, 2010
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,748	$223,033
Commercial real estate - Investor Owned	444,724	42,136	486,860
Commercial real estate - Owner Occupied	331,544	31,084	362,628
Residential real estate	189,484	10,201	199,685
Other real estate loans	712,177	72,280	784,457
Total real estate loans	$1,156,037	$116,169	$1,272,206
Commercial and industrial	593,938	10,036	603,974
Consumer & other	16,308	506	16,814
Portfolio Loans	$1,766,283	$126,711	$1,892,994
Unearned loan costs, net	68	—	68
Portfolio loans, including unearned loan costs	$1,766,351	$126,711	$1,893,062

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method through June 30, 2011 and at December 31, 2010 is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Allowance for Loan Losses:
Balance at December 31, 2010	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Provision charged to expense	(62)	691	1,524	2,964	(361)	9	(1,165)	—	3,600
Losses charged off	400	378	360	2,716	111	—	—	—	3,965
Recoveries	125	—	15	178	89	21	—	—	428
Balance at March 31, 2011	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$—	$42,822
Provision charged to expense	421	(105)	234	2,736	785	(81)	309	276	4,575
Losses charged off	504	11	544	4,120	495	5	—	276	5,955
Recoveries	16	274	263	93	56	13	—	—	715
Balance at June 30, 2011	$12,323	$5,531	$6,761	$7,542	$5,448	$50	$4,502	$—	$42,157

Balance June 30, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$2,695	$337	$1,754	$3,518	$2,165	$—	$—	$—	$10,469
Collectively evaluated for impairment	9,628	5,194	5,007	4,024	3,283	50	4,502	—	31,688
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,323	$5,531	$6,761	$7,542	$5,448	$50	$4,502	$—	$42,157
Loans - Ending Balance:
Individually evaluated for impairment	$5,082	$1,917	$8,998	$17,845	$9,276	$—	$—	$—	$43,118
Collectively evaluated for impairment	683,272	332,201	446,440	140,283	167,506	13,408	—	12,606	1,795,716
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	167,647	167,647
Total	$688,354	$334,118	$455,438	$158,128	$176,782	$13,408	$—	$180,253	$2,006,481

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Balance at December 31, 2010
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$—	$—	$—	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	—	33,631
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,727	$5,060	$5,629	$5,407	$5,485	$93	$5,358	$—	$42,759
Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$—	$—	$—	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376	—	3,837	1,723,831
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	122,874	122,874
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$—	$126,711	$1,893,062

A summary of loans individually evaluated for impairment by category at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$5,082	$142	$4,940	$5,082	$2,695	$7,465
Real Estate:
Commercial - Owner Occupied	2,100	805	1,112	1,917	337	1,682
Commercial - Investor Owned	14,689	694	8,304	8,998	1,754	9,883
Construction	24,935	2,277	15,568	17,845	3,518	17,074
Residential	9,694	1,873	7,403	9,276	2,165	9,664
Consumer & Other	—	—	—	—	—	1
Total	$56,500	$5,791	$37,327	$43,118	$10,469	$45,769

	December 31, 2010
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Investor Owned	15,024	1,960	8,975	10,935	1,457	15,122
Construction	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	—	—	—	—	—	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

There was one loan over 90 days past due and still accruing interest at June 30, 2011. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $891,000 and $1.5 million, for the three and six months ended June 30, 2011, respectively. The cash amount collected and recognized as interest income on impaired loans was $74,000 and $203,000 for the three and six months ended June 30, 2011, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $62,000 and $213,000 for the three and six months ended June 30, 2011, respectively. At June 30, 2011, there were $1.6 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $321,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired loans by category at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,333	$—	$749	$5,082
Real Estate:
Commercial - Investor Owned	4,629	4,369	—	8,998
Commercial - Owner Occupied	1,917	—	—	1,917
Construction	15,850	1,995	—	17,845
Residential	4,275	5,001	—	9,276
Consumer & Other	—	—	—	—
Total	$31,004	$11,365	$749	$43,118

	December 31, 2010
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$11,276	$—	$—	$11,276
Real Estate:
Commercial - Investor Owned	10,516	419	—	10,935
Commercial - Owner Occupied	2,024	—	—	2,024
Construction	9,352	582	—	9,934
Residential	5,309	6,879	—	12,188
Consumer & Other	—	—	—	—
Total	$38,477	$7,880	$—	$46,357

The aging of the recorded investment in past due loans by portfolio class and category at June 30, 2011 and December 31, 2010 is shown below.

	June 30, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$531	$2,665	$3,196	$685,158	$688,354
Real Estate:
Commercial - Owner Occupied	2,263	420	2,683	331,435	334,118
Commercial - Investor Owned	36	4,374	4,410	451,028	455,438
Construction	2,916	11,250	14,166	143,962	158,128
Residential	811	3,547	4,358	172,424	176,782
Consumer & Other	—	—	—	13,408	13,408
Total	$6,557	$22,256	$28,813	$1,797,415	$1,826,228

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$3,940	$596	$4,536	$10,398	$14,934
Real Estate:
Commercial - Owner Occupied	1,203	4,372	5,575	38,823	44,398
Commercial - Investor Owned	2,709	690	3,399	42,852	46,251
Construction	1,448	7,687	9,135	21,871	31,006
Residential	566	2,973	3,539	39,655	43,194
Consumer & Other	—	91	91	379	470
Total	$9,866	$16,409	$26,275	$153,978	$180,253

Portfolio loans, total
Commercial & Industrial	$4,471	$3,261	$7,732	$695,556	$703,288
Real Estate:
Commercial - Owner Occupied	3,466	4,792	8,258	370,258	378,516
Commercial - Investor Owned	2,745	5,064	7,809	493,880	501,689
Construction	4,364	18,937	23,301	165,833	189,134
Residential	1,377	6,520	7,897	212,079	219,976
Consumer & Other	—	91	91	13,787	13,878
Total	$16,423	$38,665	$55,088	$1,951,393	$2,006,481

	December 31, 2010
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938
Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Investor Owned	2,692	4,348	7,040	437,684	444,724
Construction	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484
Consumer & Other	3	—	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$674	$264	$938	$9,098	$10,036
Real Estate:
Commercial - Owner Occupied	62	5,591	5,653	25,431	31,084
Commercial - Investor Owned	3,687	1,956	5,643	36,493	42,136
Construction	—	25,943	25,943	6,804	32,747
Residential	726	737	1,463	8,737	10,200
Consumer & Other	196	—	196	312	508
Total	$5,345	$34,491	$39,836	$86,875	$126,711

Portfolio loans, total
Commercial & Industrial	$6,612	$3,821	$10,433	$593,541	$603,974
Real Estate:
Commercial - Owner Occupied	976	7,174	8,150	354,478	362,628
Commercial - Investor Owned	6,379	6,304	12,683	474,177	486,860
Construction	802	32,819	33,621	189,411	223,032
Residential	3,222	3,255	6,477	193,207	199,684
Consumer & Other	199	—	199	16,685	16,884
Total	$18,190	$53,373	$71,563	$1,821,499	$1,893,062

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, and current economic factors among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

•
Grades 1, 2, and 3 - These grades include loans to borrowers with a continuous record of strong earnings, sound balance sheet condition and capitalization, ample liquidity with solid cash flow and whose management team has experience and depth within their industry.

•	Grade 4 – This grade includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

•	Grade 5 – This grade includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.

•
Grade 6 – This grade includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the company is starting to reverse a negative trend or condition, or have recently been upgraded from a 7, 8, or 9 rating.

•
Grade 7 – Watch credits are companies that have experienced financial setback of a nature that are not determined to be severe or influence ‘ongoing concern’ expectations. Borrowers within this category are expected to turnaround within a 12-month period of time. Although possible, no loss is anticipated, due to strong collateral and/or guarantor support.

•
Grade 8 – Substandard credits will include those companies that are characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

•
Grade 9 – Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. Borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

The recorded investment by risk category of the loans by portfolio class and category at June 30, 2011, which is based upon the most recent analysis performed, and December 31, 2010 is as follows:

	June 30, 2011
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$98,409	$9,646	$6,742	$1,141	$1,069	$2,258	$119,265
Above Average (4)	79,184	65,638	34,571	8,535	14,766	1,793	204,487
Average (5)	325,935	162,998	264,358	52,947	122,928	9,004	938,170
Below Average (6)	98,511	46,567	76,287	35,581	9,798	217	266,961
Watch (7)	53,189	32,822	58,642	30,582	5,819	6	181,060
Substandard (8)	29,281	16,447	14,620	28,836	20,368	130	109,682
Doubtful (9)	3,845	—	218	506	2,034	—	6,603
Total	$688,354	$334,118	$455,438	$158,128	$176,782	$13,408	$1,826,228

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$73	$73
Above Average (4)	1,310	2,369	—	219	14,037	59	17,994
Average (5)	10,213	18,336	18,024	12,556	19,506	278	78,913
Below Average (6)	1,939	3,134	6,747	1,844	1,221	43	14,928
Watch (7)	221	3,874	5,153	215	3,190	—	12,653
Substandard (8)	1,251	16,685	13,797	14,865	4,752	17	51,367
Doubtful (9)	—	—	2,530	1,307	488	—	4,325
Total	$14,934	$44,398	$46,251	$31,006	$43,194	$470	$180,253

Portfolio loans, total
Outstanding (1-3)	$98,409	$9,646	$6,742	$1,141	$1,069	$2,331	$119,338
Above Average (4)	80,494	68,007	34,571	8,754	28,803	1,852	222,481
Average (5)	336,148	181,334	282,382	65,503	142,434	9,282	1,017,083
Below Average (6)	100,450	49,701	83,034	37,425	11,019	260	281,889
Watch (7)	53,410	36,696	63,795	30,797	9,009	6	193,713
Substandard (8)	30,532	33,132	28,417	43,701	25,120	147	161,049
Doubtful (9)	3,845	—	2,748	1,813	2,522	—	10,928
Total	$703,288	$378,516	$501,689	$189,134	$219,976	$13,878	$2,006,481

	December 31, 2010
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	—	44	—	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$83	$83
Above Average (4)	—	—	—	—	110	—	110
Average (5)	4,195	8,774	14,744	1,343	4,400	378	33,834
Below Average (6)	4,902	7,952	7,938	1,557	2,717	47	25,113
Watch (7)	75	3,414	7,331	353	1,443	—	12,616
Substandard (8)	864	10,944	9,861	22,272	1,170	—	45,111
Doubtful (9)	—	—	2,262	7,222	360	—	9,844
Total	$10,036	$31,084	$42,136	$32,747	$10,200	$508	$126,711

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,013	$127,602
Above Average (4)	48,745	68,443	31,826	8,549	17,510	2,264	177,337
Average (5)	257,133	158,547	274,681	81,743	131,987	8,100	912,191
Below Average (6)	140,076	54,032	99,323	29,488	13,617	164	336,700
Watch (7)	26,624	36,788	46,011	32,872	9,715	9	152,019
Substandard (8)	35,376	25,578	25,673	62,016	24,929	334	173,906
Doubtful (9)	3,080	101	2,500	7,222	404	—	13,307
Total	$603,974	$362,628	$486,860	$223,032	$199,684	$16,884	$1,893,062

Portfolio loans covered under FDIC loss share
Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Changes in the accretable yield for purchased loans were as follows for the six months ended June 30, 2011 and 2010:

(in thousands)	June 30, 2011	June 30, 2010
Balance at beginning of period	$46,460	$3,708
Additions	10,757	—
Accretion	(12,380)	(494)
Balance at end of period	$44,837	$3,214

Outstanding balances on purchased loans from the FDIC were $260.8 million as of June 30, 2011 and $219.5 million at December 31, 2010, respectively. In the second quarter of 2011, the Bank received payments of $10.9 million for loss share claims under the terms of the FDIC loss share agreements.

Legacy acquisition
The following table presents information regarding the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Legacy acquisition, at the closing date of the transaction:

(In thousands)	January 7, 2011 Purchased Credit-Impaired Loans
Contractually required payments (principal and interest):	$106,286
Cash flows expected to be collected (principal and interest):	84,089
Fair value of loans acquired:	73,214

These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral. There was no allowance for credit losses on purchased loans related to FDIC-assisted transactions at June 30, 2011.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2011 there were $1.6 million of unadvanced commitments on impaired loans. Other liabilities include approximately $321,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Commitments to extend credit	$445,307	$429,411
Standby letters of credit	44,598	42,113

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at June 30, 2011 and December 31, 2010, approximately $72.1 million and $67.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at June 30, 2011.

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

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At June 30, 2011 and December 31, 2010, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At June 30, 2011, the Company had pledged cash of $1.5 million and accepted pledged securities of $2.8 million as collateral in connection with our interest rate swap agreements. At December 31, 2010, the Company had accepted cash of $530,000, pledged cash of $1.5 million, and accepted pledged securities of $2.2 million as collateral in connection with our interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.

•
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

•
Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The swaps were designed to hedge the cash flows associated with a portion of prime based loans and had been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At June 30, 2011, the amount remaining in Accumulated other comprehensive income is $47,000. For the three months ended June 30, 2011 and 2010, $44,000 and $62,000 was reclassified into Miscellaneous income, respectively. For the six months ended June 30, 2011 and 2010, $88,000 and $124,000 was reclassified into Miscellaneous income, respectively. The Company expects to reclassify $74,000 of remaining derivative gains from Accumulated other comprehensive income and deferred taxes to earnings over the next five months.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate cap contracts	$99,300	$314,300	$294	$528	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2011	2010	2011	2010
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(201)	$(676)	$(234)	$(1,241)
Interest rate swap contracts	Miscellaneous income	44	62	88	124

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate swap contracts	$128,903	$109,012	$2,359	$1,514	$3,292	$2,607

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2011	2010	2011	2010
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(141)	$(169)	$(291)	$(323)

NOTE 9 - COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first six months of 2011. The share-based compensation expense was $381,000 and $492,000 for the three months ended June 30, 2011 and 2010, respectively. The share-based compensation expense was $927,000 and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)

At June 30, 2011, there was $1.3 million of total unrecognized compensation costs related to SSAR’s which is expected to be recognized over a weighted average period of 2.4 years. Following is a summary of the employee stock option and SSAR activity for the first six months of 2011.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	902,932	$15.71
Granted	—	—
Exercised	(66,980)	11.88
Forfeited	(26,801)	13.94
Outstanding at June 30, 2011	809,151	$16.09	5.3 years	$—
Exercisable at June 30, 2011	527,621	$16.35	3.9 years	$—
Vested and expected to vest at June 30, 2011	718,532	$15.63	5.3 years	$—

Restricted Stock Units (“RSU”)

At June 30, 2011, there was $550,000 of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 1.2 years. A summary of the Company's restricted stock unit activity for the first six months of 2011 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	36,173	$22.14
Granted	—	—
Vested	(200)	10.69
Forfeited	(1,387)	21.60
Outstanding at June 30, 2011	34,586	$22.23

Stock Plan for Non-Management Directors

Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $0 and $15,000 of share-based compensation expense for the directors for the three months ended June 30, 2011 and 2010, respectively. The Company recognized $167,000 and $158,000 of share-based compensation expense for the directors for the six months ended June 30, 2011 and 2010, respectively. Pursuant to this plan, the Company issued 13,900 and 16,823 shares in the first six months of 2011 and 2010, respectively.

Employee Stock Issuance

Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or in paid pro rata installments. The stock is restricted for 2 years and upon issuance may be fully vested or vest over five years. The Company recognized $7,000 and $2,000 of share-based compensation expense related to these awards for the three months ended June 30, 2011 and 2010, respectively. The Company recognized $12,000 and $43,000 of share-based compensation related to these awards and issued 4,831 and 8,999 shares in the six months ended June 30, 2011 and 2010, respectively.

In conjunction with the Company’s short-term incentive plan, the Company issued 14,329 and 13,660 restricted shares to certain key employees in the six months ended June 30, 2011 and 2010, respectively. The compensation expense related to these shares was expensed in 2010 and 2009, respectively. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Moneta Plan

As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2011 or 2010. Following is a summary of the Moneta stock option activity for the first six months of 2011.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	26,105	$13.58
Granted	—	—
Exercised	(5,255)	11.50
Forfeited	(8,792)	15.50
Outstanding at June 30, 2011	12,058	$13.10	1.6 years	$5
Exercisable at June 30, 2011	12,058	$13.10	1.6 years	$5

NOTE 10 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$—	$33,303	$—	$33,303
Obligations of states and political subdivisions	—	24,718	2,994	27,712
Residential mortgage-backed securities	—	411,255	—	411,255
Total securities available for sale	$—	$469,276	$2,994	$472,270
Portfolio loans	—	15,236	—	15,236
State tax credits held for sale	—	—	29,247	29,247
Derivative financial instruments	—	2,653	—	2,653
Total assets	$—	$487,165	$32,241	$519,406

Liabilities
Derivative financial instruments	$—	$3,292	$—	$3,292
Total liabilities	$—	$3,292	$—	$3,292

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through June 30, 2011, Level 3 securities available for sale include three Auction Rate Securities and a municipal bond issued by a school district.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At June 30, 2011, of the $57.1 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $29.2 million were carried at fair value. The remaining $27.9 million of state tax credits were accounted for at cost.

The fair value of the state tax credits carried at fair value increased $198,000 for the quarter ended June 30, 2011 compared to a $1.1 million increase for the same period in 2010. These fair value changes are included in Gain on State tax credits, net in the condensed consolidated statements of operations.
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

•
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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2011.

•
Purchases, sales, issuances and settlements, net. There were no purchases of Level 3 financial instruments during the quarter ended June 30, 2011. Sales of Level 3 instruments are shown in the table below.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to two newly issued mortgage-backed securities purchased in the fourth quarter of 2010 which were originally priced using Level 3 assumptions. In the first quarter of 2011, a third party pricing service became available.

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$2,972	$2,934	$7,520	$2,830
Total gains:
Included in other comprehensive income	22	84	29	88
Purchases, sales, issuances and settlements:
Purchases	—	—	—	100
Transfer in and/or out of Level 3	—	—	(4,555)	—
Ending balance	$2,994	$3,018	$2,994	$3,018

Change in unrealized gains relating to assets still held at the reporting date	$22	$84	$29	$88

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$30,494	$31,760	$31,576	$32,485
Total gains:
Included in earnings	667	1,213	809	1,865
Purchases, sales, issuances and settlements:
Sales	(1,914)	(351)	(3,138)	(1,728)
Ending balance	$29,247	$32,622	$29,247	$32,622

Change in unrealized gains relating to assets still held at the reporting date	$198	$1,129	$34	$1,437

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2011.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the six months ended June 30, 2011
Impaired loans	$5,766	$—	$—	$5,766	$(9,920)
Other real estate	12,412	—	—	12,412	(2,643)
Total	$18,178	$—	$—	$18,178	$(12,563)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$22,806	$22,806	$23,413	$23,413
Federal funds sold	1,321	1,321	3,153	3,153
Interest-bearing deposits	175,676	175,676	268,853	268,853
Securities available for sale	472,270	472,270	361,546	361,546
Other investments, at cost	14,720	14,720	12,278	12,278
Loans held for sale	1,688	1,688	5,640	5,640
Derivative financial instruments	2,653	2,653	2,042	2,042
Portfolio loans, net	1,964,324	1,971,831	1,850,303	1,855,338
State tax credits, held for sale	57,058	57,058	61,148	61,148
Accrued interest receivable	7,790	7,790	7,464	7,464

Balance sheet liabilities
Deposits	2,411,277	2,417,422	2,297,721	2,301,387
Subordinated debentures	85,081	45,374	85,081	44,866
Federal Home Loan Bank advances	102,000	109,690	107,300	118,602
Other borrowings	87,774	87,783	119,333	119,366
Derivative financial instruments	3,292	3,292	2,607	2,607
Accrued interest payable	1,477	1,477	1,488	1,488

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19-–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 11 - SEGMENT REPORTING

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Balance Sheet Information	June 30, 2011
Portfolio loans	$2,006,481	$—	$—	$2,006,481
Goodwill	3,879	—	—	3,879
Intangibles, net	1,791	—	—	1,791
Deposits	2,438,931	—	(27,654)	2,411,277
Borrowings	139,695	52,579	82,581	274,855
Total assets	2,867,726	57,414	10,292	2,935,432

	December 31, 2010
	Banking	Wealth Management	Corporate and Intercompany	Total
Portfolio loans	$1,893,062	$—	$—	$1,893,062
Goodwill	2,064	—	—	2,064
Intangibles, net	1,223	—	—	1,223
Deposits	2,313,117	—	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,729,930	61,770	14,140	2,805,840

Income Statement Information	Three months ended June 30, 2011
Net interest income (expense)	$33,820	$(316)	$(1,031)	$32,473
Provision for loan losses	4,575	—	—	4,575
Noninterest income	2,447	2,644	35	5,126
Noninterest expense	15,285	1,972	767	18,024
Income (loss) before income tax expense (benefit)	16,407	356	(1,763)	15,000
Income tax expense (benefit)	5,604	119	(605)	5,118
Net income (loss)	$10,803	$237	$(1,158)	$9,882

	Three months ended June 30, 2010
Net interest income (expense)	$20,089	$(346)	$(1,141)	$18,602
Provision for loan losses	8,960	—	—	8,960
Noninterest income	2,875	2,153	13	5,041
Noninterest expense	11,535	1,684	927	14,146
Income (loss) before income tax expense (benefit)	2,469	123	(2,055)	537
Income tax expense (benefit)	915	45	(1,160)	(200)
Net income (loss)	$1,554	$78	$(895)	$737

Income Statement Information	Six months ended June 30, 2011
Net interest income (expense)	$61,906	$(638)	$(2,057)	$59,211
Provision for loan losses	8,175	—	—	8,175
Noninterest income	5,524	4,482	83	10,089
Noninterest expense	29,765	3,818	1,906	35,489
Income (loss) before income tax expense (benefit)	29,490	26	(3,880)	25,636
Income tax expense (benefit)	9,979	9	(1,313)	8,675
Net income (loss)	$19,511	$17	$(2,567)	$16,961

	Six months ended June 30, 2010
Net interest income (expense)	$40,141	$(644)	$(2,272)	$37,225
Provision for loan losses	22,760	—	—	22,760
Noninterest income	5,083	3,968	46	9,097
Noninterest expense	22,403	3,354	2,044	27,801
Income (loss) before income tax expense (benefit)	61	(30)	(4,270)	(4,239)
Income tax expense (benefit)	25	(11)	(1,976)	(1,962)
Net income (loss)	$36	$(19)	$(2,294)	$(2,277)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and in Part II, 1A of this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2011 compared to the financial condition as of December 31, 2010. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2011, compared to the same periods in 2010. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Summary

The Company reported net income of $9.9 million million for the three months ended June 30, 2011, compared to net income of $737,000 for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.52, compared to net income of $0.01 per fully diluted share for the prior year period. During the second quarter of 2011, higher than expected yields on covered loans and a related reduction of fee income for the indemnification asset generated approximately $0.15 of fully diluted earnings per share. See Net Interest Income and Non Interest Income in this section for more information.

Net income for the six months ended June 30, 2011 was $17.0 million compared to a net loss of $2.3 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.96, compared to a net loss of $0.24 per fully diluted share for the prior year period.

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

In connection with the acquisition, the Bank also entered into a loss share agreement whereby the FDIC will reimburse the Bank for 80% of all losses incurred on certain loans and other real estate covered under the agreement. The Bank acquired the assets at a discount of 7.6% and approximately $43.5 million of the deposits were assumed at a premium of 1%. The two branches of Legacy opened as branches of the Bank. The Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. See Note 3 – Acquisitions and Note 6 – Portfolio Loans for more information.

On May 24, 2011, the Company issued $35.0 million in common stock through a public offering. The shares in the offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission as part of the Company's effective registration statement. See Capital Resources for more information.

The Company's pre-tax, pre-provision income for the second quarter of 2011 was $21.2 million, an increase of $9.7 million, or 119%, compared to the second quarter of 2010. The increase in pre-tax, pre-provision income was a result of a combination of strong returns on our Arizona covered loan portfolio and substantial organic growth in commercial and industrial loans. Improving asset quality and moderating provision expense are also contributing to increased earnings. In addition, the Company has been systematically reducing funding costs by lowering deposit rates and increasing noninterest-bearing demand deposits. The strong growth in commercial loan fundings and commercial demand deposits result from our continued focus on privately held businesses and success in recruiting accomplished commercial bankers to the Enterprise platform in all three of our markets.

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

	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2011	2011	2010	2010	2010
Pre-tax income	$15,000	$10,636	$8,347	$7,233	$537
Sales and fair value writedowns of other real estate	2,101	19	2,683	1,606	678
Sale of securities	(506)	(174)	(781)	(124)	(525)
Income before income tax	16,595	10,481	10,249	8,715	690
Provision for loan losses	4,575	3,600	3,325	7,650	8,960
Pre-tax, pre-provision income	$21,170	$14,081	$13,574	$16,365	$9,650

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 11 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.0 billion at June 30, 2011, including $180.3 million of loans covered under FDIC loss share agreements. Portfolio loans covered under FDIC loss share agreements decreased $11.2 million, or 6%, in the second quarter of 2011, primarily as a result of loan payoffs and transfers to Other Real Estate. Excluding the loans covered under loss share, total portfolio loans increased $65.2 million, or 4%, in the second quarter of 2011. Commercial & Industrial loans increased $75.4 million, or 12%, during the quarter and represent one-third of the Company's loan portfolio at June 30, 2011. This growth represents the fourth consecutive quarter of increases in Commercial and Industrial loans as the Company continues to experience strong new business activity in this sector. Construction and Residential Real Estate decreased $15.7 million as the Company continued to reduce its exposure to these sectors. Portfolio loans increased by $113.4 million, or 6%, from December 31, 2010 and $234.2 million, or 13%, from June 30, 2010.

We continue to expect low to mid single digit loan growth for 2011. See Note 6 – Portfolio Loans for more information.

•
Deposits – Total deposits at June 30, 2011 were $2.4 billion, and $113.6 million, or 5%, higher than December 31, 2010 and $589.5 million, or 32%, higher than June 30, 2010. Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, decreased $9.1 million, or 0.40%, in the second quarter of 2011 compared to the first quarter of 2011. Core deposits increased $123.6 million, or 6.0% from December 31, 2010 and $544.2 million, or 32%, from June 30, 2010. Core deposits represented 94% of total deposits at June 30, 2011, March 31, 2011 and June 30, 2010. The Company continued to improve its core deposit mix with a $25.7 million increase in demand deposits, and a $21.6 million increase in money market accounts and other interest-bearing transaction accounts. The Company lowered its reliance on certificates of deposit by reducing non-CDARS certificates by $16.9 million and reciprocal CDARS certificates by $39.5 million in the second quarter of 2011. Reciprocal CDARS certificates were $35.3 million at June 30, 2011 compared to $160.5 million at December 31, 2010 and $157.5 million at June 30, 2010.

Noninterest-bearing demand deposits were $473.7 million at June 30, 2011, an increase of 29% from December 31, 2010 and a 61% increase from June 30, 2010. Noninterest-bearing demand deposits represented 20% of total deposits at June 30, 2011 compared to 16% at December 31, 2010 and 16% at June 30, 2010. Demand deposit growth is attributable to intensified sales efforts and continuing emphasis on liquidity and safety among commercial clients. Year-over-year growth in noninterest-bearing demand deposits was bolstered by three client relationships totaling $72.6 million. Absent those relationships, demand deposits increased 37% from June 30, 2010 to June 30, 2011.

•
Asset quality – Nonperforming loans, including troubled debt restructurings of $11.4 million, were $43.1 million at June 30, 2011, compared to $46.4 million at December 31, 2010 and $46.6 million at June 30, 2010. Nonperforming loans represented 2.15% of total loans at June 30, 2011 versus 2.45% of total loans at December 31, 2010 and 2.63% at June 30, 2010. New nonperforming inflows in the second quarter of $9.5 million represent the lowest level of new nonperforming loan inflows in over two years. Excluding non-accrual loans and portfolio loans covered under FDIC loss share agreements, portfolio loans that were 30-89 days delinquent at June 30, 2011 remained at very low levels, representing 0.21% of the portfolio compared to 0.13% at December 31, 2010 and 0.86% of June 30, 2010.

Provision for loan losses was $4.6 million in the second quarter of 2011, compared to $3.6 million in the first quarter of 2011 and significantly less than the $9.0 million recorded in the second quarter of 2010. The increase in the provision for loan losses in the second quarter of 2011 was due to slightly higher levels of loan risk rating downgrades and loan growth in the quarter. See Note 6 – Portfolio Loans above and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 4.95% for the second quarter of 2011, compared to 4.19% for the first quarter of 2011 and 3.46% in the second quarter of 2010. For the six month period ended June 30, 2011, the net interest rate margin was 4.58% compared to 3.46% for the same period in 2010. See Net Interest Income in this section for more information.

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.7 million in the second quarter of 2011, flat with the linked first quarter and an increase of $356,000, or 27%, compared to June 30, 2010. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended June 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $32.8 million for the three months ended June 30, 2011 compared to $18.9 million for the same period of 2010, an increase of $13.9 million, or 74%. Total interest income increased $13.4 million and total interest expense decreased $553,000.

Average interest-earning assets increased $468.9 million, or 21%, to $2.7 billion for the quarter ended June 30, 2011 from $2.2 billion for the quarter ended June 30, 2010. Average loans increased $195.7 million, or 11%, to $2.0 billion for the quarter ended June 30, 2011 from $1.8 billion for the quarter ended June 30, 2010. Approximately $170.9 million of the increase is related to the Home National Bank and Legacy acquisitions. Average securities and short-term investments increased $273.2 million, or 67%, to $682.7 million from the second quarter of 2010 as increased core deposits were deployed to offset weak loan demand. Interest income on earning assets increased $4.7 million due to higher volume and $8.6 million due to higher rates, for an increase of $13.4 million versus the second quarter of 2010.

For the quarter ended June 30, 2011, average interest-bearing liabilities increased $378.4 million, or 20%, to $2.2 billion compared to $1.9 billion for the quarter ended June 30, 2010. The increase in average interest-bearing liabilities resulted from a $362.4 million increase in average interest-bearing deposits, primarily consisting of $293.7 million increase in average money market accounts and a $71.7 million increase in average certificates of deposit. For the second quarter of 2011, interest expense on interest-bearing liabilities decreased $1.7 million due to declining rates partially offset by an increase of $1.1 million due to the impact of higher volumes, for a net decrease of $553,000 versus the second quarter of 2010.

The tax-equivalent net interest rate margin was 4.95% for the second quarter of 2011, compared to 4.19% for the first quarter of 2011 and 3.46% in the second quarter of 2010. In the second quarter of 2011, the loans covered under FDIC loss share yielded 27.05% primarily due to cash flows on paid off covered loans that exceeded expectations. Absent the FDIC loss share loans and related funding, the net interest rate margin was 3.45% for the second quarter of 2011 compared to 3.34% for the first quarter of 2011. The increase in the net interest rate margin, excluding the effect of loans covered under FDIC loss share, was primarily due to a more favorable earning asset mix and lower cost of funds.

The Company expects low to mid-single digit growth during 2011 in portfolio loans not covered under FDIC loss share. The growth is expected to be primarily in the Commercial & Industrial loan category. Pipelines for new loan activity have continued to strengthen over the past several months.

Six months ended June 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $59.8 million for the six months months ended June 30, 2011 compared to $37.7 million for the same period of 2010, an increase of $22.1 million, or 59%. Total interest income increased $20.7 million and total interest expense decreased $1.4 million.

Average interest-earning assets increased $439.8 million, or 20%, to $2.6 billion for the six months ended June 30, 2011 from $2.2 billion for the six months ended June 30, 2010. Average loans increased $168.4 million, or 9%, to $2.0 billion for the six months ended June 30, 2011 from $1.8 billion for the six months ended June 30, 2010. Average securities and short-term investments increased $271.4 million, or 68%, to $668.6 million from the same period in 2010. Interest income on earning assets increased $7.8 million due to higher volume and $13.0 million due to higher rates, for a net increase of $20.7 million versus the six months ended June 30, 2010.

For the six months ended June 30, 2011, average interest-bearing liabilities increased $391.5 million, or 21%, to $2.3 billion compared to $1.9 billion for the same period in 2010. The increase in average interest-bearing liabilities resulted from a $361.2 million increase in average interest-bearing deposits, primarily consisting of $271.2 million increase in average money market accounts and a $86.3 million increase in average certificates of deposit.

For the six months ended June 30, 2011, interest expense on interest-bearing liabilities decreased $3.9 million due to declining rates partially offset by an increase of $2.5 million due to the impact of higher volumes, for a net decrease of $1.4 million versus the same period in 2010.

The tax-equivalent net interest rate margin was 4.58% for the six months ended June 30, 2011, compared to 3.46% in the same period of 2010. The increase in the margin was primarily due to a higher yield and higher balance on covered loans, lower funding costs and a better funding mix relative to the same period in 2010.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,757,565	$23,671	5.40%	$1,736,897	$23,778	5.49%
Tax-exempt loans (2)	31,796	619	7.81	27,630	677	9.83
Covered loans (3)	183,191	12,353	27.05	12,313	444	14.46
Total loans	1,972,552	36,643	7.45	1,776,840	24,899	5.62
Taxable investments in debt and equity securities	483,838	3,341	2.77	272,749	1,913	2.81
Non-taxable investments in debt and equity securities (2)	19,965	242	4.86	5,025	62	4.95
Short-term investments	178,893	113	0.25	131,761	103	0.31
Total securities and short-term investments	682,696	3,696	2.17	409,535	2,078	2.04
Total interest-earning assets	2,655,248	40,339	6.09	2,186,375	26,977	4.95
Noninterest-earning assets:
Cash and due from banks	12,475			14,035
Other assets	298,419			187,448
Allowance for loan losses	(42,441)			(45,335)
Total assets	$2,923,701			$2,342,523

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$192,916	$206	0.43%	$196,575	$236	0.48%
Money market accounts	955,137	2,124	0.89	661,477	1,454	0.88
Savings	10,674	9	0.34	10,006	9	0.36
Certificates of deposit	792,191	3,105	1.57	720,443	4,008	2.23
Total interest-bearing deposits	1,950,918	5,444	1.12	1,588,501	5,707	1.44
Subordinated debentures	85,081	1,126	5.31	85,081	1,239	5.84
Borrowed funds	198,629	985	1.99	182,678	1,162	2.55
Total interest-bearing liabilities	2,234,628	7,555	1.36	1,856,260	8,108	1.75
Noninterest bearing liabilities:
Demand deposits	465,494			301,446
Other liabilities	13,108			8,032
Total liabilities	2,713,230			2,165,738
Shareholders' equity	210,471			176,785
Total liabilities & shareholders' equity	$2,923,701			$2,342,523
Net interest income		$32,784			$18,869
Net interest spread			4.73%			3.20%
Net interest rate margin (4)			4.95			3.46

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $284,000 and $321,000 for the three months ended June 30, 2011 and 2010, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $311,000 and $266,000 for the three months ended June 30, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC loss share agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,747,144	$46,993	5.42%	$1,758,198	$48,073	5.51%
Tax-exempt loans (2)	33,465	1,300	7.83	28,220	1,309	9.35
Covered loans (3)	186,887	20,256	21.86	12,661	988	15.74
Total loans	1,967,496	68,549	7.03	1,799,079	50,370	5.65
Taxable investments in debt and equity securities	446,100	5,983	2.70	279,103	3,845	2.78
Non-taxable investments in debt and equity securities (2)	17,583	415	4.76	3,110	78	5.06
Short-term investments	204,906	262	0.26	114,993	191	0.33
Total securities and short-term investments	668,589	6,660	2.01	397,206	4,114	2.09
Total interest-earning assets	2,636,085	75,209	5.75	2,196,285	54,484	5.00
Noninterest-earning assets:
Cash and due from banks	11,851			12,667
Other assets	305,130			175,744
Allowance for loan losses	(42,997)			(45,025)
Total assets	$2,910,069			$2,339,671

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$193,624	$395	0.41%	$190,941	$455	0.48%
Money market accounts	925,824	4,206	0.92	654,615	2,847	0.88
Savings	10,712	18	0.34	9,691	17	0.35
Certificates of deposit	836,334	6,515	1.57	750,028	8,643	2.32
Total interest-bearing deposits	1,966,494	11,134	1.14	1,605,275	11,962	1.50
Subordinated debentures	85,081	2,247	5.33	85,081	2,469	5.85
Borrowed funds	208,190	1,999	1.94	177,880	2,329	2.64
Total interest-bearing liabilities	2,259,765	15,380	1.37	1,868,236	16,760	1.81
Noninterest bearing liabilities:
Demand deposits	437,287			287,650
Other liabilities	13,626			7,777
Total liabilities	2,710,678			2,163,663
Shareholders' equity	199,391			176,008
Total liabilities & shareholders' equity	$2,910,069			$2,339,671
Net interest income		$59,829			$37,724
Net interest spread			4.38%			3.19%
Net interest rate margin (4)			4.58			3.46

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $430,000 and $945,000 six months ended June 30, 2011 and 2010, respectively.

(2)	Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $618,000 and $499,000 six months ended June 30, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC loss share agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2011 compared to 2010
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$2,970	$8,832	$11,802	$4,827	$13,361	$18,188
Tax-exempt loans (3)	93	(151)	(58)	222	(231)	(9)
Taxable investments in debt and equity securities	1,458	(30)	1,428	2,243	(105)	2,138
Non-taxable investments in debt and equity securities (3)	181	(1)	180	342	(5)	337
Short-term investments	32	(22)	10	123	(52)	71
Total interest-earning assets	$4,734	$8,628	$13,362	$7,757	$12,968	$20,725

Interest paid on:
Interest-bearing transaction accounts	$(4)	$(26)	$(30)	$6	$(66)	$(60)
Money market accounts	653	17	670	1,227	132	1,359
Savings	1	(1)	—	2	(1)	1
Certificates of deposit	369	(1,272)	(903)	910	(3,038)	(2,128)
Subordinated debentures	—	(113)	(113)	—	(222)	(222)
Borrowed funds	95	(272)	(177)	356	(686)	(330)
Total interest-bearing liabilities	1,114	(1,667)	(553)	2,501	(3,881)	(1,380)
Net interest income	$3,620	$10,295	$13,915	$5,256	$16,849	$22,105

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

Provision for loan losses was $4.6 million in the second quarter of 2011 compared to $3.6 million in the first quarter of 2011 and significantly less than the $9.0 million recorded in the second quarter of 2010. The increase in the provision for loan losses in the second quarter of 2011 versus the linked first quarter was due to slightly higher levels of loan risk rating downgrades and net loan growth. The allowance for loan losses was 2.10% of total loans at June 30, 2011, representing 98% of nonperforming loans. The loan loss allowance was 2.19% at March 31, 2011 representing 98% of nonperforming loans and 2.55% at June 30, 2010 representing 97% of nonperforming loans. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Net charge-offs in the second quarter of 2011 were $5.2 million, representing an annual rate of 1.07% of average loans, compared to net charge-offs of $3.5 million, an annualized rate of 0.73%% of average loans, in the linked first quarter and $7.8 million, an annualized rate of 1.76% of average loans, in the second quarter of 2010. Approximately 77% of the net charge-offs in the second quarter of 2011 were related to Construction Land Acquisition and Development loans, 12% were related to Residential Real Estate loans, 9% were related to Commercial & Industrial loans and the remaining 2%were related to Commercial Real Estate loans.

For the six months ended June 30, 2011, net charge-offs were $8.8 million, compared to net charge-offs of $20.5 million for the same period in 2010. Approximately 75% of the charge-offs for the six months ended June 30, 2011 were related to Construction, Land Acquisition and Development loans, 10% were related to Commercial Real Estate loans, 9% were related to Commercial & Industrial loans, and the remaining 6% were related to Residential Real Estate loans.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Allowance at beginning of period	$42,822	$44,079	$42,759	$42,995
Loans charged off:
Commercial and industrial	504	1,666	904	2,196
Real estate:
Commercial	667	2,838	1,405	10,123
Construction	4,120	2,240	6,836	6,941
Residential	659	1,388	770	1,743
Consumer and other	5	182	5	274
Total loans charged off	5,955	8,314	9,920	21,277
Recoveries of loans previously charged off:
Commercial and industrial	16	20	141	62
Real estate:
Commercial	537	—	552	167
Construction	93	274	271	276
Residential	56	169	145	205
Consumer and other	13	70	34	70
Total recoveries of loans	715	533	1,143	780
Net loan chargeoffs	5,240	7,781	8,777	20,497
Provision for loan losses	4,575	8,960	8,175	22,760

Allowance at end of period	$42,157	$45,258	$42,157	$45,258

Excludes loans covered under FDIC loss share agreements
Average loans	$1,789,361	$1,764,527	$1,780,609	$1,786,418
Total portfolio loans	1,826,228	1,760,461	1,826,228	1,760,461
Net chargeoffs to average loans	1.17%	1.77%	0.99%	2.31%
Allowance for loan losses to loans	2.31	2.57	2.31	2.57

Includes loans covered under FDIC loss share agreements
Average loans	$1,972,552	$1,776,840	$1,967,496	$1,799,079
Total portfolio loans	2,006,481	1,772,237	2,006,481	1,772,237
Net chargeoffs to average loans	1.07%	1.76%	0.90%	2.30%
Allowance for loan losses to loans	2.10	2.55	2.10	2.55

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	June 30,	June 30,
(in thousands)	2011	2010
Non-accrual loans	$31,004	$44,386
Loans past due 90 days or more and still accruing interest	749	—
Restructured loans	11,365	2,164
Total nonperforming loans	43,118	46,550
Foreclosed property (1)	20,978	23,606
Other bank owned assets	—	850
Total nonperforming assets (1)	$64,096	$71,006

Excludes assets covered under FDIC loss share agreements
Total assets	$2,935,432	$2,272,729
Total portfolio loans	1,826,228	1,760,461
Total loans plus foreclosed property	1,847,206	1,784,917
Nonperforming loans to total loans	2.36%	2.64%
Nonperforming assets to total loans plus foreclosed property	3.47	3.98
Nonperforming assets to total assets (1)	2.18	3.12

Includes assets covered under FDIC loss share agreements
Total assets	$2,935,432	$2,272,729
Total portfolio loans	2,006,481	1,772,237
Total loans plus foreclosed property	2,049,271	1,798,972
Nonperforming loans to total loans	2.15%	2.63%
Nonperforming assets to total loans plus foreclosed property	4.19	4.07
Nonperforming assets to total assets	2.93	3.22

Allowance for loan losses to nonperforming loans	97.77%	97.22%

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

Nonperforming loans, including troubled debt restructurings of $11.4 million were $43.1 million at June 30, 2011, flat with $43.5 million at March 31, 2011 and down from $46.6 million at June 30, 2010. During the quarter ended June 30, 2011, there were $9.5 million of additions to nonperforming loans, $5.7 million of chargeoffs, $4.0 million of other principal reductions, and $159,000 of assets transferred to other real estate. The $9.5 million represents the lowest level of new nonperforming loan inflows in over two years. Six construction real estate loans representing three relationships comprised over $5.1 million, or 54% of the total new nonperforming loans, while three commercial real estate loans representing two relationships comprised $1.6 million, or 17%.

Nonperforming loans represented 2.15% of total loans at June 30, 2011 versus 2.23% of total loans at March 31, 2011 and 2.63% at June 30, 2010.

The nonperforming loans are comprised of approximately 41 relationships with the largest being a $5.4 million loan secured by commercial land in Kansas City. Eight relationships comprise 65% of the nonperforming loans. Approximately 55% of the nonperforming loans were located in the Kansas City market and 45% were located in the St. Louis market. At June 30, 2011, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	June 30, 2011	March 31, 2011	December 31, 2010
Construction, Real Estate/Land Acquisition and Development	$17,845	$16,808	$9,934
Commercial Real Estate	10,915	10,612	12,959
Residential Real Estate	9,276	9,508	12,188
Commercial & Industrial	5,082	6,559	11,276
Consumer & Other	—	—	—
Total	$43,118	$43,487	$46,357

The following table summarizes the changes in nonperforming loans by quarter.

	2011
(in thousands)	2nd Qtr	1st Qtr	Year to date
Nonperforming loans beginning of period	$43,487	$46,357	$46,357
Additions to nonaccrual loans	6,204	18,187	24,391
Additions to restructured loans	2,508	297	2,805
Chargeoffs	(5,668)	(3,966)	(9,634)
Other principal reductions	(4,003)	(6,445)	(10,448)
Moved to Other real estate	(159)	(7,014)	(7,173)
Moved to performing	—	(3,929)	(3,929)
Loans past due 90 days or more and still accruing interest	749	—	749
Nonperforming loans end of period	$43,118	$43,487	$43,118

Other real estate

Other real estate at June 30, 2011 was $42.8 million, compared to $51.3 million at March 31, 2011 and $25.9 million at June 30, 2010. Approximately 51% of total Other real estate, or $21.8 million, is covered by one of three FDIC loss share agreements.

The following table summarizes the changes in Other real estate.

	2011
(in thousands)	2nd Qtr	1st Qtr	Year to date
Other real estate beginning of period	$51,305	$36,208	$36,208
Additions and expenses capitalized to prepare property for sale	159	7,014	7,173
Additions from FDIC assisted transactions	3,298	12,826	16,124
Writedowns in fair value	(2,944)	(703)	(3,647)
Sales	(9,028)	(4,040)	(13,068)
Other real estate end of period	$42,790	$51,305	$42,790

At June 30, 2011, Other real estate was comprised of 20% residential lots, 22% completed homes, and 58% commercial real estate. Of the total Other real estate, 14%, or 22 properties, are located in the Kansas City region, 35%, or 14 properties, are located in the St. Louis region and 51%, or 47 properties, are located in the Arizona region related to the FDIC acquisitions.

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the six months ended June 30, 2011, the Company realized a net gain of $522,000 on the sale of other real estate and recorded these gains as part of Noninterest income.

Excluding covered assets, the Company expects continued gradual improvement in the ratio of nonperforming assets to total assets.

Noninterest Income

Noninterest income increased $85,000, or 2%, from the second quarter of 2010 compared to the second quarter of 2011. The increase is mainly due to increases in Wealth Management revenue.

For the six months ended June 30, 2011, Noninterest income increased $992,000, or 11%, from the same period in 2010. The increase is mainly due to increases in Wealth Management revenue and accretion on the indemnification asset on our Covered Assets.

•
Wealth Management revenue – For the quarter ended June 30, 2011, Wealth Management revenue from the Trust division increased 356,000, or 27%, compared to the same period in 2010. Year-to-date, Trust revenues increased $742,000, or 29%, over the same period in 2010. Assets under administration were $1.6 billion at June 30, 2011, a 28% increase from June 30, 2010 due to market value increases and additional accounts from new and existing clients, including acquired Legacy Trust assets.

•
Sale of other real estate – For the quarter ended June 30, 2011, we sold $9.0 million of Other real estate for a gain of $99,000. Year-to-date through June 30, 2011, we sold $13.1 million of Other real estate for a net gain of $522,000. For the year-to-date period in 2010, we sold $14.3 million of Other real estate for a net gain of $290,000.

•
State tax credit brokerage activities – For the quarter ended June 30, 2011, the Company recorded a gain of $987,000 compared to a gain of $851,000 in the second quarter of 2010. Gains of $990,000 related to the sale of state tax credits to clients and a positive fair value adjustment of $198,000 and were partially offset by a negative fair value adjustment of $201,000 on the interest rate caps used to economically hedge the tax credits. See Note 8 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more information on the fair value treatment of the state tax credits, see Note 10 – Fair Value Measurements.

•
Sale of investment securities – During the first six months of 2011, the Company purchased approximately $194.3 million in securities primarily in U.S. Government sponsored enterprises and Residential mortgage-backed securities. The Company sold approximately $35.4 million of securities realizing a gain of $680,000 on these sales.

•
Miscellaneous income – Accretion of the indemnification asset related to the FDIC acquisitions decreased $300,000 in the second quarter of 2011 compared to the same quarter in 2010. The decrease included $1.5 million of reduced accretion related to a large Covered Loan pay off which was less than expected in the second quarter of 2011. Year-to-date through June 30, 2011, Miscellaneous income increased $576,000, or 67%, compared to the same period in 2010 primarily due to a net increase of $286,000 of accretion related to the indemnification assets of the Home National Bank and Legacy Covered Loan portfolios and an increase of $169,000 in Bank Owned Life Insurance cash value.

Noninterest Expense

Noninterest expenses were $18.0 million in the second quarter of 2011, an increase of $3.9 million, or 27%, from the same quarter of 2010. The increase over the prior year period was comprised of $1.2 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona acquisition activity and $1.6 million in higher loan legal and other real estate expenses. The Company also incurred additional property, equipment and data processing costs due to our Arizona acquisition activity and increases in FDIC insurance premiums due to the higher levels of deposits.

For the six months ended June 30, 2011, noninterest expenses were $35.5 million compared to $27.8 million for the same period in 2010. The increase of $7.7 million over the prior year period was comprised of $3.3 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona acquisition activity and $2.8 million in higher loan legal and other real estate expenses.

The Company's efficiency ratio was 47.9% for the quarter ended June 30, 2011 compared to 59.8% for the prior year period. Year-to-date through June 30, 2011 the Company's efficiency ratio was 51.2% compared to 60.0% for the same period in 2010. The dramatic improvement in this ratio during 2011 related primarily to the net results from our FDIC-assisted transactions.

Income Taxes

For the quarter ended June 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $5.1 million compared to a $0.2 million benefit for the same period in 2010. The combined federal and state effective income tax rates were 34.1% and 37.2% for the quarter months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $8.7 million compared to a $2.0 million benefit for the same period in 2010. The combined federal and state effective income tax rates were 33.8% and 46.3% for the six months ended June 30, 2011 and 2010, respectively.

 The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at June 30, 2011 of $13.7 million and at December 31, 2010 of $16.1 million, respectively is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded at either date.

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

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Bank Board of Directors. Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company's liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $27.7 million will be sufficient to meet all projected cash needs for at least the next year.

As of June 30, 2011, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Bank liquidity

During the second quarter of 2011, we maintained a strong liquidity position by targeting core funding while reducing certain volatile deposit sources. Noninterest-bearing demand deposits grew $25.7 million, and interest-bearing checking and money market accounts increased $21.6 million. This was offset by a decrease of $66.4 million in time deposits, including CDARS and brokered CD balances.

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2011, the Bank could borrow an additional $114.5 million from the FHLB of Des Moines under blanket loan pledges and has an additional $331.3 million from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with three correspondent banks totaling $35.0 million.

Of the $472.3 million of the securities available for sale at June 30, 2011, $216.9 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $255.4 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of June 30, 2011, the Bank had $56.7 million of reciprocal CDARS money market sweep balances and $35.3 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At June 30, 2011, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At June 30, 2011, brokered certificate of deposit balances were $146.6 million, and represented 6.1% of total deposits at June 30, 2011.

Over the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $489.9 million in unused commitments as of June 30, 2011. While this commitment level exceeds the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

Capital Resources

On May 24, 2011, the Company issued $35.0 million in common stock through a public offering. The shares in the offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission as part of the Company's effective registration statement. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $32.6 million. At June 30, 2011, approximately $20.0 million of the offering proceeds were injected into the Bank to support expected growth. The remaining net proceeds from the offering will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities. Absent any significant acquisitions or another economic recession, the Company intends to redeem its $35.0 million of preferred stock held by the U.S. Treasury in 2012 with available cash and bank earnings. The Company has chosen not to participate in the Small Business Lending Fund.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). Management believes, as of June 30, 2011 and December 31, 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2011 and December 31, 2010.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Average common equity to average assets	6.08%	5.83%
Tier 1 capital to risk weighted assets	14.55%	11.97%
Total capital to risk weighted assets	15.98%	14.30%
Tier 1 common equity to risk weighted assets	9.30%	7.37%
Leverage ratio (Tier 1 capital to average assets)	10.50%	9.15%
Tangible common equity to tangible assets	6.77%	5.26%
Tier 1 capital	$306,393	$241,829
Total risk-based capital	$336,501	$288,754

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	June 30, 2011	December 31, 2010
Total shareholders' equity	$236,984	$183,348
Less: Preferred stock	(32,900)	(32,519)
Less: Goodwill	(3,879)	(2,064)
Less: Intangible assets	(1,791)	(1,223)
Tangible common equity	$198,414	$147,542

Total assets	$2,935,432	$2,805,840
Less: Goodwill	(3,879)	(2,064)
Less: Intangible assets	(1,791)	(1,223)
Tangible assets	$2,929,762	$2,802,553

Tangible common equity to tangible assets	6.77%	5.26%

Tier 1 common equity ratio

(In thousands)	June 30, 2011	December 31, 2010
Total shareholders' equity	$236,984	$183,348
Less: Goodwill	(3,879)	(2,064)
Less: Intangible assets	(1,791)	(1,223)
Less: Unrealized gains; Plus: Unrealized Losses	(3,994)	573
Plus: Qualifying trust preferred securities	77,721	60,448
Other	1,352	747
Tier 1 capital	$306,393	$241,829
Less: Preferred stock	(32,900)	(32,519)
Less: Qualifying trust preferred securities	(77,721)	(60,448)
Tier 1 common equity	$195,772	$148,862

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,106,108	2,019,885

Tier 1 common equity to risk weighted assets	9.30%	7.37%

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

FASB ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” In April 2011, the FASB issued ASU 2011-02, which provides clarification on whether a restructuring constitutes a troubled debt restricting and also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to the debtor and if the debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” In May 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. The amended guidance changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820 “Fair Value Measurement” including the following provisions:

•	Application of the concepts of highest and best use and valuation premise

•	Introduction of a option to measure groups of offsetting assets and liabilities on a net basis

•	Incorporation of certain premiums and discounts in fair value measurements

•	Measurement of the fair value of certain instruments classified in shareholders' equity

In addition, the amended guidance includes several new fair value disclosure requirements, including information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements' sensitivity to changes in unobservable inputs. This ASU is effective for the years beginning after December 15, 2011. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

FASB ASU 2011-05, “Presentation of Comprehensive Income" In June 2011, the FASB issued ASU 2011-05 which amends Topic 220, Comprehensive Income by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. This new guidance requires entities to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This ASU also requires entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. This ASU is effective for the years beginning after December 15, 2011. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

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

Interest rate simulations for June 30, 2011 demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2011.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$120,327	$88,188	$56,811	$48,814	$42,020	$116,110	$472,270
Other investments	—	—	—	—	—	14,720	14,720
Interest-bearing deposits	175,676	—	—	—	—	—	175,676
Federal funds sold	1,321	—	—	—	—	—	1,321
Portfolio loans (1)	1,282,598	350,066	218,803	62,991	65,672	26,351	2,006,481
Loans held for sale	1,688	—	—	—	—	—	1,688
Total interest-earning assets	$1,581,610	$438,254	$275,614	$111,805	$107,692	$157,181	$2,672,156

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,172,570	$—	$—	$—	$—	$—	$1,172,570
Certificates of deposit	453,521	99,012	102,013	8,548	101,534	391	765,019
Subordinated debentures	56,807	—	28,274	—	—	—	85,081
Other borrowings	109,774	—	—	10,000	—	70,000	189,774
Total interest-bearing liabilities	$1,792,672	$99,012	$130,287	$18,548	$101,534	$70,391	$2,212,444

Interest-sensitivity GAP
GAP by period	$(211,062)	$339,242	$145,327	$93,257	$6,158	$86,790	$459,712
Cumulative GAP	$(211,062)	$128,180	$273,507	$366,764	$372,922	$459,712	$459,712
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.88	4.43	2.12	6.03	1.06	2.23	1.21
Cumulative GAP as of June 30, 2011	0.88	1.07	1.14	1.18	1.17	1.21	1.21

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011:

The Bank, along with other co-defendants has been named as a defendant in two lawsuits filed by persons alleging to be clients of the Bank’s Trust division who invested in promissory notes (the "Distinctive Notes") issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom. The Company is unable to estimate a reasonably possible loss for the cases described above because the proceedings are in early stages and there are significant factual issues to be determined and resolved. The Company denies Plaintiffs’ allegations and intends to vigorously defend the lawsuits.

Rosemann, et al. v. Martin Sigillito, et al.
In one of the lawsuits, the plaintiffs allege that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent, breached its fiduciary duties and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, of approximately $26.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

On June 6, 2011, the Bank filed a Motion to Dismiss the Complaint. On July 2, 2011, the United States moved to intervene in the case for the purpose of seeking a stay of the case pending completion of its criminal case against two of the individual defendants. If the stay is granted, all discovery and other activity in our case (including any rulings on the pending motions to dismiss) may be put on hold for the duration of such criminal proceedings.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendent in this case, relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. On June 16, 2011, the Bank filed a motion to compel arbitration and to stay the case. This motion is pending.

ITEM 1A: RISK FACTORS

Please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2010, and and Part II - Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 for information regarding risk factors.

ITEM 5: OTHER INFORMATION

On July 29, 2011, Anne St. Peter tendered her resignation from the Board of Directors of Enterprise Financial Services Corp (the “Company”), which was effective immediately. Ms. St. Peter was elected to the Board on July 14, 2011. Prior to her resignation, Ms. St. Peter did not attend any meetings of the Board or any Board committee, and did not participate in actions taken by the Board. Ms. St. Peter did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Ms. St. Peter resigned at the request of the Audit Committee of the Board due to a business relationship with an affiliate of the Company's independent registered public accountant, Deloitte & Touche LLP, which the Audit Committee of the Board believed could have affected Deloitte's independence had she served in a Board member capacity.

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheet at June 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Financial Statements.

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

***As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 3, 2011.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer