Form 10-Q
period 2011-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2011-11-08
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of November 4, 2011, the Registrant had 17,749,550 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$26,015	$23,413
Federal funds sold	2,371	3,153
Interest-bearing deposits (including $2,780 pledged as collateral)	238,987	267,102
Total cash and cash equivalents	267,373	293,668
Interest-bearing deposits greater than 90 days	1,501	1,751
Securities available for sale	462,483	361,546
Mortgage loans held for sale	5,076	5,640
Portfolio loans not covered under FDIC loss share	1,867,956	1,766,351
Portfolio loans covered under FDIC loss share at fair value	343,101	126,711
Less: Allowance for loan losses	42,882	42,759
Portfolio loans, net	2,168,175	1,850,303
Other real estate not covered under FDIC loss share	21,370	25,373
Other real estate covered under FDIC loss share	56,248	10,835
Other investments, at cost	14,648	12,278
Fixed assets, net	18,976	20,499
Accrued interest receivable	8,978	7,464
State tax credits, held for sale, including $29,494 and $31,576 carried at fair value, respectively	56,278	61,148
FDIC loss share receivable	175,674	88,292
Goodwill	47,552	2,064
Intangibles, net	9,471	1,223
Other assets	56,664	63,756
Total assets	$3,370,467	$2,805,840

Liabilities and Shareholders' Equity
Demand deposits	$557,290	$366,086
Interest-bearing transaction accounts	241,815	204,687
Money market accounts	1,065,053	855,522
Savings	52,179	10,181
Certificates of deposit:
$100 and over	615,123	543,898
Other	285,945	317,347
Total deposits	2,817,405	2,297,721
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	102,000	107,300
Other borrowings	100,729	119,333
Accrued interest payable	1,892	1,488
Other liabilities	16,897	11,569
Total liabilities	3,124,004	2,622,492

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	33,094	32,519
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,819,113 and 14,965,401 shares issued, respectively	178	150
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	168,764	133,673
Retained earnings	41,452	19,322
Accumulated other comprehensive income (loss)	4,718	(573)
Total shareholders' equity	246,463	183,348
Total liabilities and shareholders' equity	$3,370,467	$2,805,840
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$36,748	$30,196	$104,829	$80,095
Interest on debt securities:
Taxable	2,853	1,626	8,666	5,306
Nontaxable	184	48	449	98
Interest on federal funds sold	—	—	1	9
Interest on interest-bearing deposits	166	73	427	256
Dividends on equity securities	99	89	269	253
Total interest income	40,050	32,032	114,641	86,017
Interest expense:
Interest-bearing transaction accounts	211	194	606	649
Money market accounts	2,004	1,598	6,210	4,445
Savings	35	9	53	26
Certificates of deposit:
$100 and over	2,353	2,223	7,015	7,547
Other	941	1,306	2,794	4,625
Subordinated debentures	1,128	1,261	3,375	3,729
Federal Home Loan Bank advances	881	1,081	2,669	3,288
Notes payable and other borrowings	105	70	316	193
Total interest expense	7,658	7,742	23,038	24,502
Net interest income	32,392	24,290	91,603	61,515
Provision for loan losses	5,557	7,650	13,732	30,410
Net interest income after provision for loan losses	26,835	16,640	77,871	31,105
Noninterest income:
Wealth Management revenue	1,832	1,326	5,173	3,925
Service charges on deposit accounts	1,332	1,208	3,663	3,594
Other service charges and fee income	464	308	1,105	823
Gain on sale of other real estate	517	144	1,039	434
Gain on state tax credits, net	1,368	884	2,510	2,253
Gain on sale of investment securities	768	124	1,448	1,206
Miscellaneous income	281	2,057	1,713	2,913
Total noninterest income	6,562	6,051	16,651	15,148
Noninterest expense:
Employee compensation and benefits	9,329	7,363	26,282	20,996
Occupancy	1,306	901	3,586	3,171
Furniture and equipment	431	341	1,216	1,035
Data processing	642	539	1,872	1,670
FDIC and other insurance	828	1,147	3,183	3,212
Loan legal and other real estate expense	1,576	2,694	7,267	5,635
Other	4,190	2,473	10,385	7,540
Total noninterest expense	18,302	15,458	53,791	43,259

Income before income tax expense	15,095	7,233	40,731	2,994
Income tax expense	5,394	2,262	14,069	300
Net income	$9,701	$4,971	$26,662	$2,694

Net income available to common shareholders	$9,069	$4,353	$24,774	$849

Earnings per common share
Basic	$0.51	$0.29	$1.52	$0.06
Diluted	0.49	0.29	1.46	0.06

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011	$32,519	$150	$(1,743)	$133,673	$19,322	$(573)	$183,348
Net income	—	—	—	—	26,662	—	26,662
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	6,302	6,302
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(926)	(926)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(85)	(85)
Total comprehensive income							31,953
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,644)	—	(2,644)
Cash dividends paid on preferred stock	—	—	—	—	(1,313)	—	(1,313)
Preferred stock accretion of discount	575	—	—	—	(575)	—	—
Issuance under equity compensation plans, net, 109,812 shares	—	1	—	1,368	—	—	1,369
Issuance under public stock offering 2,743,900 shares	—	27	—	32,581	—	—	32,608
Share-based compensation	—	—	—	1,120	—	—	1,120
Excess tax benefit related to equity compensation plans	—	—	—	22	—	—	22
Balance September 30, 2011	$33,094	$178	$(1,743)	$168,764	$41,452	$4,718	$246,463

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2010	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net income	—	—	—	—	2,694	—	2,694
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	2,091	2,091
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(772)	(772)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(119)	(119)
Total comprehensive income							3,894
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,341)	—	(2,341)
Cash dividends paid on preferred stock	—	—	—	—	(1,312)	—	(1,312)
Preferred stock accretion of discount	533	—	—	—	(533)	—	—
Issuance under equity compensation plans, net, 39,482 shares	—	—	—	365	—	—	365
Issuance under private stock offering 1,931,610 shares	—	19	—	14,863	—	—	14,882
Share-based compensation	—	—	—	1,440	—	—	1,440
Excess tax expense related to equity compensation plans	—	—	—	(260)	—	—	(260)
Balance September 30, 2010	$32,335	$149	$(1,743)	$133,408	$14,298	$2,133	$180,580

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$26,662	$2,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,057	2,211
Provision for loan losses	13,732	30,410
Deferred income taxes	5,091	(4,811)
Net amortization of debt securities	3,983	2,433
Amortization of intangible assets	490	321
Gain on sale of investment securities	(1,448)	(1,206)
Mortgage loans originated for sale	(48,772)	(60,268)
Proceeds from mortgage loans sold	49,147	58,292
Gain on sale of other real estate	(1,039)	(434)
Gain on state tax credits, net	(2,510)	(2,253)
Excess tax (benefit) expense of share-based compensation	(22)	260
Share-based compensation	1,120	1,440
Valuation adjustment on other real estate	3,261	3,328
Net accretion of loan discount and indemnification asset	(22,227)	(5,307)
Changes in:
Accrued interest receivable	165	178
Accrued interest payable	(501)	(734)
Prepaid FDIC insurance	2,336	2,241
Other assets	(5,040)	(693)
Other liabilities	(1,621)	6,145
Net cash provided by operating activities	24,864	34,247
Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	—	4,000
Cash paid for acquisition of Home National Bank	—	(224,471)
Cash received from acquisition of Legacy Bank	8,926	—
Cash received from acquisition of The First National Bank of Olathe	112,778	—
Net increase in loans	(84,022)	(420)
Net cash proceeds received from FDIC loss share receivable	35,932	5,009
Proceeds from the sale of debt and equity securities, available for sale	84,456	98,340
Proceeds from the maturity of debt and equity securities, available for sale	122,934	95,319
Proceeds from the redemption of other investments	5,774	5,375
Proceeds from the sale of state tax credits held for sale	8,045	5,100
Proceeds from the sale of other real estate	27,429	9,991
Payments for the purchase/origination of:
Available for sale debt and equity securities	(255,210)	(172,001)
Other investments	(1,361)	(5,403)
Bank owned life insurance	—	(20,000)
State tax credits held for sale	—	(10,779)
Fixed assets	(416)	(805)
Net cash provided by (used in) investing activities	65,265	(210,745)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	101,351	14,562
Net (decrease) increase in interest-bearing deposit accounts	(204,230)	83,891
Proceeds from Federal Home Loan Bank advances	—	52,780
Repayments of Federal Home Loan Bank advances	(23,254)	(58,580)
Net proceeds from federal funds purchased	—	5,000
Net (decrease) increase in other borrowings	(20,332)	18,857
Cash dividends paid on common stock	(2,645)	(2,341)
Excess tax benefit (expense) benefit of share-based compensation	22	(260)
Cash dividends paid on preferred stock	(1,313)	(1,312)
Issuance of common stock	32,608	14,882
Proceeds from the issuance of equity instruments	1,369	365
Net cash (used in) provided by financing activities	(116,424)	127,844
Net decrease in cash and cash equivalents	(26,295)	(48,654)
Cash and cash equivalents, beginning of period	293,668	106,966
Cash and cash equivalents, end of period	$267,373	$58,312
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,442	$25,236
Income taxes	16,871	1,324
Noncash transactions: (also refer to Note 3 - Acquisitions)
Transfer to other real estate owned in settlement of loans	$20,287	$24,173
Sales of other real estate financed	2,135	6,771
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

The Company entered into the following acquisitions in 2011. For more information on these transactions, see Note 3 - Acquisitions and Note 12 - Subsequent Events in this report.

•
On January 7, 2011, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Legacy Bank, a full service community bank that was headquartered in Scottsdale, Arizona.

•
On June 24, 2011, the Bank entered into a purchase and assumption agreement with BankLiberty of Liberty, Missouri. On October 21, 2011, the Bank purchased certain furniture and equipment, leasehold improvements and assumed certain deposit liabilities associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri.

•
On August12, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of The First National Bank of Olathe, a full service community bank that was headquartered in Olathe, Kansas.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method for convertible securities related to the issuance of trust preferred securities.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income as reported	$9,701	$4,971	$26,662	$2,694
Preferred stock dividend	(437)	(437)	(1,313)	(1,312)
Accretion of preferred stock discount	(195)	(181)	(575)	(533)
Net income available to common shareholders	$9,069	$4,353	$24,774	$849

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	371	1,113	—
Net income available to common shareholders and assumed conversions	$9,440	$4,724	$25,887	$849

Weighted average common shares outstanding	17,741	14,854	16,322	14,710
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	1,439	1,439	—
Additional dilutive common stock equivalents	22	—	20	—
Diluted common shares outstanding	19,202	16,293	17,781	14,710

Basic earnings per common share:	$0.51	$0.29	$1.52	$0.06
Diluted earnings per common share:	$0.49	$0.29	$1.46	$0.06

For the three months ended September 30, 2011 and 2010, there were 421,000 and 977,000 of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. For the nine months ended September 30, 2011 and 2010, there were 565,000 and 2.4 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. In addition, at September 30, 2011 and 2010, the Company had outstanding warrants issued to the United States Treasury under the U.S. Treasury Capital Purchase Program to purchase 324,074 shares of common stock which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3 - ACQUISITIONS

Acquisition of Legacy Bank

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank (“Legacy”), a full service community bank that was headquartered in Scottsdale, Arizona. The acquisition consisted of tangible assets with fair values of approximately $128.0 million and liabilities with fair values of approximately $130.4 million. The Bank acquired the assets at a discount of 7.6% and approximately $43.5 million of the deposits were assumed at a premium of 1%. The Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets.

As part of the acquisition, the Company granted the FDIC a Value Appreciation Instrument (“VAI”) whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444 per unit. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

In connection with the acquisition, the Bank also entered into a shared-loss agreement whereby the FDIC will reimburse the Bank for 80% of all losses incurred on certain loans and other real estate covered under the agreement (“Covered Assets”). The shared-loss agreement is subject to the servicing procedures as specified in the agreement with the FDIC.

The reimbursable losses from the FDIC are based on the book value of the Covered Assets as determined by the FDIC as of the date of the acquisition. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. The expected reimbursements under the shared-loss agreement were recorded as a FDIC loss share receivable at their estimated fair value.

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

(in thousands)	Preliminary January 7, 2011 Amount	Refinements	Adjusted January 7, 2011 Amount
Cash and cash equivalents	$8,926	$—	$8,926
Securities available for sale	9,569	—	9,569
Other investments	1,969	—	1,969
Portfolio loans	73,214	—	73,214
Other real estate	8,612	—	8,612
FDIC loss share receivable	24,963	257	25,220
Goodwill	1,815	(257)	1,558
Core deposit intangible	833	—	833
Other assets	466	—	466
Total deposits	(113,620)	—	(113,620)
Federal Home Loan Bank Advances	(16,256)	—	(16,256)
Other liabilities	(491)	—	(491)

Management concluded that it is impracticable to present pro forma financial results due to the lack of documentation and objective information about significant estimates and management’s intent in prior periods.

Acquisition of The First National Bank of Olathe

On August 12, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of The First National Bank of Olathe ("FNB") headquartered in Olathe, Kansas, a national bank chartered by the Office of the Comptroller of the Currency. The acquisition consisted of tangible assets with a fair value of approximately $334.7 million, including $171.0 million of loans, $73.5 million of cash and cash equivalents, $44.2 million of other real estate owned (“OREO”), $37.9 million of investment securities, and $8.1 million of other assets. Liabilities with a fair value of approximately $514.3 million were also assumed, including $508.9 million of insured and uninsured deposits, $1.7 million of Federal Home Loan Bank (“FHLB”) advances, and $3.7 million of other liabilities.

In conjunction with the acquisition, the Bank granted the FDIC a VAI whereby 1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units are exercisable at any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011.

In connection with the acquisition, the Bank entered into shared-loss agreements with the FDIC that cover approximately $388.2 million in loans and other real estate owned, including single family residential mortgage and construction loans, as well as commercial loans (“Covered Assets”). Pursuant to the terms of the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses up to $112.6 million, 0% of losses between $112.6 million and $148.9 million and 80% of losses in excess of $148.9 million with respect to Covered Assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the shared-loss agreements. The shared-loss agreement applicable to single-family residential mortgage loans has a term of ten (10) years, while the shared-loss agreement applicable to all other Covered Assets provides for the sharing of losses for five (5) years, while requiring the Bank to reimburse the FDIC for any recoveries of such shared losses for a period of eight (8) years.

The reimbursable losses from the FDIC are based on the book value of the Covered Assets as determined by the FDIC as of the date of the acquisition. A majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. The expected reimbursements under the shared-loss agreement were recorded as a FDIC loss share receivable at their estimated fair value.

The loans and other real estate acquired are recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at August 12, 2011 and no carryover of the related allowance from FNB. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

(in thousands)	Preliminary August 12, 2011 Amount
Cash and cash equivalents	$73,478
Securities available for sale	37,932
Other investments	4,563
Portfolio loans	171,037
Other real estate	44,179
FDIC receivable	36,674
FDIC loss share receivable	96,477
Goodwill	43,930
Core deposit intangible	7,905
Other assets	3,557
Total deposits	(508,941)
Federal Home Loan Bank Advances	(1,699)
Other liabilities	(9,092)

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$29,636	$34	$(13)	$29,657
Obligations of states and political subdivisions	34,999	1,321	(380)	35,940
Residential mortgage-backed securities	390,505	6,597	(216)	396,886
	$455,140	$7,952	$(609)	$462,483

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$444	$9	$—	$453
Obligations of U.S. Government sponsored enterprises	32,880	9	(770)	32,119
Obligations of states and political subdivisions	18,486	45	(855)	17,676
Residential mortgage-backed securities	310,636	2,656	(1,994)	311,298
	$362,446	$2,719	$(3,619)	$361,546

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $243.4 million and $249.6 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,644	$7,667
Due after one year through five years	25,097	25,361
Due after five years through ten years	26,703	27,611
Due after ten years	5,191	4,958
Mortgage-backed securities	390,505	396,886
	$455,140	$462,483

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$8,104	$13	$—	$—	$8,104	$13
Obligations of the state and political subdivisions	2,077	5	3,025	375	5,102	380
Residential mortgage-backed securities	58,813	216	—	—	58,813	216
	$68,994	$234	$3,025	$375	$72,019	$609

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$27,100	$770	$—	$—	$27,100	$770
Obligations of the state and political subdivisions	11,329	420	2,965	435	14,294	855
Residential mortgage-backed securities	133,893	1,994	—	—	133,893	1,994
	$172,322	$3,184	$2,965	$435	$175,287	$3,619

The unrealized losses at both September 30, 2011 and December 31, 2010, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2011, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Gross gains realized	$768	$124	$1,448	$1,206
Gross losses realized	—	—	—	—
Proceeds from sales	49,033	3,258	84,456	98,340

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

Below is a summary of the goodwill in the Banking segment.

(in thousands)	Goodwill
Balance at January 1, 2011	$2,064
Goodwill from purchase of Legacy Bank	1,558
Goodwill from purchase of The First National Bank of Olathe	$43,930
Balance at September 30, 2011	$47,552

The table below summarizes the changes to core deposit intangible asset balances in the Banking segment.

(in thousands)	Core Deposit Intangible
Balance at January 1, 2011	$1,223
Intangibles from purchase of Legacy Bank	833
Intangibles from purchase of The First National Bank of Olathe	7,905
Amortization expense	(490)
Balance at September 30, 2011	$9,471

The following table reflects the expected amortization schedule for the core deposit intangibles.

Year	Core Deposit Intangible
2011	$500
2012	1,822
2013	1,601
2014	1,380
2015	1,159
After 2015	3,009
$9,471

NOTE 6 - PORTFOLIO LOANS

Below is a summary of loans by category at September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$152,464	$66,918	$219,382
Commercial real estate - Investor Owned	481,021	90,802	571,823
Commercial real estate - Owner Occupied	337,557	70,813	408,370
Residential real estate	177,871	66,600	244,471
Total real estate loans	$1,148,913	$295,133	$1,444,046
Commercial and industrial	706,117	46,988	753,105
Consumer & other	12,881	980	13,861
Portfolio Loans	$1,867,911	$343,101	$2,211,012
Unearned loan costs, net	45	—	45
Portfolio loans, including unearned loan costs	$1,867,956	$343,101	$2,211,057

	December 31, 2010
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,748	$223,033
Commercial real estate - Investor Owned	444,724	42,136	486,860
Commercial real estate - Owner Occupied	331,544	31,084	362,628
Residential real estate	189,484	10,201	199,685
Total real estate loans	$1,156,037	$116,169	$1,272,206
Commercial and industrial	593,938	10,036	603,974
Consumer & other	16,308	506	16,814
Portfolio Loans	$1,766,283	$126,711	$1,892,994
Unearned loan costs, net	68	—	68
Portfolio loans, including unearned loan costs	$1,766,351	$126,711	$1,893,062

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method through September 30, 2011 and at December 31, 2010 is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Allowance for Loan Losses:
Balance at December 31, 2010	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Provision charged to expense	(62)	691	1,524	2,964	(361)	9	(1,165)	—	3,600
Losses charged off	400	378	360	2,716	111	—	—	—	3,965
Recoveries	125	—	15	178	89	21	—	—	428
Balance at March 31, 2011	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$—	$42,822
Provision charged to expense	421	(105)	234	2,736	785	(81)	309	276	4,575
Losses charged off	504	11	544	4,120	495	5	—	276	5,955
Recoveries	16	274	263	93	56	13	—	—	715
Balance at June 30, 2011	$12,323	$5,531	$6,761	$7,542	$5,448	$50	$4,502	$—	$42,157
Provision charged to expense	2,227	1,358	700	1,913	(639)	63	(130)	65	5,557
Losses charged off	2,038	158	59	2,040	664	91	—	65	5,115
Recoveries	154	1	20	11	72	25	—	—	283
Balance at September 30, 2011	$12,666	$6,732	$7,422	$7,426	$4,217	$47	$4,372	$—	$42,882

Balance September 30, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,118	$1,337	$2,706	$3,492	$1,778	$—	$—	$—	$12,431
Collectively evaluated for impairment	9,548	5,395	4,716	3,934	2,439	47	4,372	—	30,451
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,666	$6,732	$7,422	$7,426	$4,217	$47	$4,372	$—	$42,882
Loans - Ending Balance:
Individually evaluated for impairment	$5,428	$4,203	$12,414	$14,666	$11,327	$—	$—	$—	$48,038
Collectively evaluated for impairment	700,689	333,354	468,607	137,798	166,544	12,926	—	8,581	1,828,499
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	334,520	334,520
Total	$706,117	$337,557	$481,021	$152,464	$177,871	$12,926	$—	$343,101	$2,211,057

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Balance at December 31, 2010
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$—	$—	$—	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	—	33,631
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$—	$—	$—	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376	—	3,837	1,723,831
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	122,874	122,874
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$—	$126,711	$1,893,062

A summary of loans individually evaluated for impairment by category at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$6,448	$134	$5,294	$5,428	$3,118	$7,120
Real Estate:
Commercial - Owner Occupied	4,544	369	3,835	4,204	1,337	2,353
Commercial - Investor Owned	16,503	316	12,097	12,413	2,706	10,199
Construction	19,587	2,282	12,383	14,665	3,492	16,691
Residential	12,113	1,722	9,606	11,328	1,778	9,781
Consumer & Other	—	—	—	—	—	1
Total	$59,195	$4,823	$43,215	$48,038	$12,431	$46,145

	December 31, 2010
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Investor Owned	15,024	1,960	8,975	10,935	1,457	15,122
Construction	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	—	—	—	—	—	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

There were not any loans over 90 days past due and still accruing interest at September 30, 2011. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $1.2 million and $2.7 million, for the three and nine months ended September 30, 2011, respectively. The cash amount collected and recognized as interest income on impaired loans was $144,000 and $347,000 for the three and nine months ended September 30, 2011, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $119,000 and $332,000 for the three and nine months ended September 30, 2011, respectively. At September 30, 2011, there were $1.2 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $244,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired loans by category at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$5,428	$—	$—	$5,428
Real Estate:
Commercial - Investor Owned	8,045	4,369	—	12,414
Commercial - Owner Occupied	2,861	1,342	—	4,203
Construction	12,925	1,741	—	14,666
Residential	6,439	4,888	—	11,327
Consumer & Other	—	—	—	—
Total	$35,698	$12,340	$—	$48,038

	December 31, 2010
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$11,276	$—	$—	$11,276
Real Estate:
Commercial - Investor Owned	10,516	419	—	10,935
Commercial - Owner Occupied	2,024	—	—	2,024
Construction	9,352	582	—	9,934
Residential	5,309	6,879	—	12,188
Consumer & Other	—	—	—	—
Total	$38,477	$7,880	$—	$46,357

The recorded investment by category for the loans that have been restructured for the three and nine months ended September 30, 2011 is as follows:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	—	$—	$—	—	$—	$—
Real Estate:
Commercial - Owner Occupied	3	1,342	1,342	3	1,342	1,342
Commercial - Investor Owned	—	—	—	1	4,365	4,369
Construction	—	—	—	1	1,800	1,741
Residential	1	959	956	3	6,002	4,888
Consumer & Other	—	—	—	—	—	—
Total	4	$2,301	$2,298	8	$13,509	$12,340

The restructured loans primarily resulted from interest rate concessions. As of September 30, 2011, the Company has allocated $2.5 million of specific reserves to the loans that have been restructured. At September 30, 2011, the Company has a commitment to lend an additional $1.2 million to a customer with an outstanding loan that has been classified as restructured.

The recorded investment by category for the loans that have been restructured and subsequently defaulted for the three and nine months ended September 30, 2011 is as follows:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial & Industrial	—	$—	—	$—
Real Estate:
Commercial - Owner Occupied	—	—	—	—
Commercial - Investor Owned	—	—	1	418
Construction	1	203	2	597
Residential	1	563	1	563
Consumer & Other	—	—	—	—
Total	2	$766	4	$1,578

The aging of the recorded investment in past due loans by portfolio class and category at September 30, 2011 and December 31, 2010 is shown below.

	September 30, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$2,268	$845	$3,113	$703,004	$706,117
Real Estate:
Commercial - Owner Occupied	—	2,862	2,862	334,695	337,557
Commercial - Investor Owned	4,187	3,646	7,833	473,188	481,021
Construction	634	10,401	11,035	141,429	152,464
Residential	2,080	3,355	5,435	172,436	177,871
Consumer & Other	—	—	—	12,926	12,926
Total	$9,169	$21,109	$30,278	$1,837,678	$1,867,956

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$2,607	$9,238	$11,845	$35,143	$46,988
Real Estate:
Commercial - Owner Occupied	1,785	9,229	11,014	59,799	70,813
Commercial - Investor Owned	3,851	6,678	10,529	80,273	90,802
Construction	1,547	22,350	23,897	43,021	66,918
Residential	1,191	3,882	5,073	61,527	66,600
Consumer & Other	6	135	141	839	980
Total	$10,987	$51,512	$62,499	$280,602	$343,101

Portfolio loans, total
Commercial & Industrial	$4,875	$10,083	$14,958	$738,147	$753,105
Real Estate:
Commercial - Owner Occupied	1,785	12,091	13,876	394,494	408,370
Commercial - Investor Owned	8,038	10,324	18,362	553,461	571,823
Construction	2,181	32,751	34,932	184,450	219,382
Residential	3,271	7,237	10,508	233,963	244,471
Consumer & Other	6	135	141	13,765	13,906
Total	$20,156	$72,621	$92,777	$2,118,280	$2,211,057

	December 31, 2010
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938
Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Investor Owned	2,692	4,348	7,040	437,684	444,724
Construction	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484
Consumer & Other	3	—	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$674	$264	$938	$9,098	$10,036
Real Estate:
Commercial - Owner Occupied	62	5,591	5,653	25,431	31,084
Commercial - Investor Owned	3,687	1,956	5,643	36,493	42,136
Construction	—	25,943	25,943	6,804	32,747
Residential	726	737	1,463	8,737	10,200
Consumer & Other	196	—	196	312	508
Total	$5,345	$34,491	$39,836	$86,875	$126,711

Portfolio loans, total
Commercial & Industrial	$6,612	$3,821	$10,433	$593,541	$603,974
Real Estate:
Commercial - Owner Occupied	976	7,174	8,150	354,478	362,628
Commercial - Investor Owned	6,379	6,304	12,683	474,177	486,860
Construction	802	32,819	33,621	189,411	223,032
Residential	3,222	3,255	6,477	193,207	199,684
Consumer & Other	199	—	199	16,685	16,884
Total	$18,190	$53,373	$71,563	$1,821,499	$1,893,062

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

The recorded investment by risk category of the loans by portfolio class and category at September 30, 2011, which is based upon the most recent analysis performed, and December 31, 2010 is as follows:

	September 30, 2011
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$93,566	$9,563	$6,700	$1,538	$2,048	$2,779	$116,194
Above Average (4)	67,263	60,512	37,424	8,379	13,916	1,818	189,312
Average (5)	353,843	165,906	279,079	54,490	123,664	8,014	984,996
Below Average (6)	105,788	42,579	83,352	33,787	13,220	184	278,910
Watch (7)	52,214	40,604	58,129	27,958	4,807	4	183,716
Substandard (8)	28,655	16,855	16,126	25,960	18,724	127	106,447
Doubtful (9)	4,788	1,538	211	352	1,492	—	8,381
Total	$706,117	$337,557	$481,021	$152,464	$177,871	$12,926	$1,867,956

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$240	$1,172	$2,020	$164	$9,797	$—	$13,393
Above Average (4)	1,428	2,927	76	449	6,994	—	11,874
Average (5)	20,309	33,176	49,803	25,505	31,872	775	161,440
Below Average (6)	4,488	7,143	1,700	972	2,558	38	16,899
Watch (7)	968	4,257	7,459	1,844	3,638	4	18,170
Substandard (8)	19,319	22,138	28,147	35,593	11,231	163	116,591
Doubtful (9)	236	—	1,597	2,391	510	—	4,734
Total	$46,988	$70,813	$90,802	$66,918	$66,600	$980	$343,101

Portfolio loans, total
Outstanding (1-3)	$93,806	$10,735	$8,720	$1,702	$11,845	$2,779	$129,587
Above Average (4)	68,691	63,439	37,500	8,828	20,910	1,818	201,186
Average (5)	374,152	199,082	328,882	79,995	155,536	8,789	1,146,436
Below Average (6)	110,276	49,722	85,052	34,759	15,778	222	295,809
Watch (7)	53,182	44,861	65,588	29,802	8,445	8	201,886
Substandard (8)	47,974	38,993	44,273	61,553	29,955	290	223,038
Doubtful (9)	5,024	1,538	1,808	2,743	2,002	—	13,115
Total	$753,105	$408,370	$571,823	$219,382	$244,471	$13,906	$2,211,057

	December 31, 2010
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	—	44	—	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$83	$83
Above Average (4)	—	—	—	—	110	—	110
Average (5)	4,195	8,774	14,744	1,343	4,400	378	33,834
Below Average (6)	4,902	7,952	7,938	1,557	2,717	47	25,113
Watch (7)	75	3,414	7,331	353	1,443	—	12,616
Substandard (8)	864	10,944	9,861	22,272	1,170	—	45,111
Doubtful (9)	—	—	2,262	7,222	360	—	9,844
Total	$10,036	$31,084	$42,136	$32,747	$10,200	$508	$126,711

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,013	$127,602
Above Average (4)	48,745	68,443	31,826	8,549	17,510	2,264	177,337
Average (5)	257,133	158,547	274,681	81,743	131,987	8,100	912,191
Below Average (6)	140,076	54,032	99,323	29,488	13,617	164	336,700
Watch (7)	26,624	36,788	46,011	32,872	9,715	9	152,019
Substandard (8)	35,376	25,578	25,673	62,016	24,929	334	173,906
Doubtful (9)	3,080	101	2,500	7,222	404	—	13,307
Total	$603,974	$362,628	$486,860	$223,032	$199,684	$16,884	$1,893,062

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

Changes in the accretable yield for purchased loans were as follows for the nine months ended September 30, 2011 and 2010:

(in thousands)	September 30, 2011	September 30, 2010
Balance at beginning of period	$46,460	$3,708
Additions	40,262	50,027
Accretion	(17,266)	(3,678)
Balance at end of period	$69,456	$50,057

Outstanding balances on purchased loans from the FDIC were $537.2 million as of September 30, 2011 and $219.5 million at December 31, 2010, respectively. In the third quarter of 2011, the Bank received payments of $13.3 million for loss share claims under the terms of the FDIC shared-loss agreements.

The following tables present information regarding the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the following acquisitions, at the closing date of the transaction:

Legacy acquisition

(In thousands)	January 7, 2011 Purchased Credit-Impaired Loans
Contractually required payments (principal and interest):	$106,286
Cash flows expected to be collected (principal and interest):	84,089
Fair value of loans acquired:	73,214

The First National Bank of Olathe acquisition

(In thousands)	August 12, 2011 Purchased Credit-Impaired Loans
Contractually required payments (principal and interest):	$358,085
Cash flows expected to be collected (principal and interest):	200,542
Fair value of loans acquired:	171,037

These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral. There was no allowance for credit losses on purchased loans related to FDIC-assisted transactions at September 30, 2011.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2011 there were $1.2 million of unadvanced commitments on impaired loans. Other liabilities include approximately $244,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Commitments to extend credit	$512,724	$429,411
Standby letters of credit	46,753	42,113

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at September 30, 2011 and December 31, 2010, approximately $77.1 million and $67.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at September 30, 2011.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At September 30, 2011 and December 31, 2010, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At September 30, 2011, the Company had $1.1 million of unrealized gains. At September 30, 2011, the Company had pledged cash of $2.8 million. At December 31, 2010, the Company had accepted cash of $530,000, pledged cash of $1.5 million, and accepted pledged securities of $2.2 million as collateral in connection with our interest rate swap agreements.

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

•
Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The swaps were designed to hedge the cash flows associated with a portion of prime based loans and had been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. At September 30, 2011, the amount remaining in Accumulated other comprehensive income is $19,000. For the three months ended September 30, 2011 and 2010, $44,000 and $62,000 was reclassified into Miscellaneous income, respectively. For the nine months ended September 30, 2011 and 2010, $132,000 and $186,000 was reclassified into Miscellaneous income, respectively. The Company expects to reclassify $29,000 of remaining derivative gains from Accumulated other comprehensive income and deferred taxes to earnings over the next five months.
The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate cap contracts	$99,300	$314,300	$118	$528	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2011	2010	2011	2010
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(176)	$(324)	$(410)	$(1,565)
Interest rate swap contracts	Miscellaneous income	44	62	132	186

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate swap contracts	$66,012	$109,012	$1,087	$1,514	$1,926	$2,607

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2011	2010	2011	2010
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(160)	$(132)	$(451)	$(455)

NOTE 9 - COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first nine months of 2011. The share-based compensation expense was $380,000 and $501,000 for the three months ended September 30, 2011 and 2010, respectively. The share-based compensation expense was $1.3 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)

At September 30, 2011, there was $1.1 million of total unrecognized compensation costs related to SSAR’s which is expected to be recognized over a weighted average period of 2.3 years. Following is a summary of the employee stock option and SSAR activity for the first nine months of 2011.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	902,932	$15.71
Granted	—	—
Exercised	(68,612)	13.43
Forfeited	(27,476)	13.89
Outstanding at September 30, 2011	806,844	$15.97	5.1 years	$—
Exercisable at September 30, 2011	586,581	$16.32	4.1 years	$—
Vested and expected to vest at September 30, 2011	716,225	$15.50	5.1 years	$—

Restricted Stock Units (“RSU”)

At September 30, 2011, there was $411,000 of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 1.1 years. A summary of the Company's restricted stock unit activity for the first nine months of 2011 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	36,173	$22.14
Granted	—	—
Vested	(200)	10.69
Forfeited	(1,512)	21.58
Outstanding at September 30, 2011	34,461	$22.23

Stock Plan for Non-Management Directors

Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $0 and $0 of share-based compensation expense for the directors for the three months ended September 30, 2011 and 2010, respectively. The Company recognized $167,000 and $158,000 of share-based compensation expense for the directors for the nine months ended September 30, 2011 and 2010, respectively. Pursuant to this plan, the Company issued 13,900 and 16,823 shares in the first nine months of 2011 and 2010, respectively.

Employee Stock Issuance

Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or paid in pro rata installments. The stock is restricted for 2 years and upon issuance may be fully vested or vest over five years. The Company recognized $8,000 and $5,000 of share-based compensation expense related to these awards for the three months ended September 30, 2011 and 2010, respectively. The Company recognized $20,000 and $47,000 of share-based compensation related to these awards and issued 6,724 and 8,999 shares in the nine months ended September 30, 2011 and 2010, respectively.

In conjunction with the Company’s short-term incentive plan, the Company issued 14,329 and 13,660 restricted shares to certain key employees in the nine months ended September 30, 2011 and 2010, respectively. The compensation expense related to these shares was expensed in 2010 and 2009, respectively. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Moneta Plan

As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2011 or 2010. Following is a summary of the Moneta stock option activity for the first nine months of 2011.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	26,105	$13.58
Granted	—	—
Exercised	(6,125)	13.77
Forfeited	(8,792)	15.50
Outstanding at September 30, 2011	11,188	$13.06	1.3 years	$6
Exercisable at September 30, 2011	11,188	$13.06	1.3 years	$6

NOTE 10 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$—	$29,657	$—	$29,657
Obligations of states and political subdivisions	—	32,915	3,025	35,940
Residential mortgage-backed securities	—	391,929	4,957	396,886
Total securities available for sale	$—	$454,501	$7,982	$462,483
Portfolio loans	—	14,786	—	14,786
State tax credits held for sale	—	—	29,494	29,494
Derivative financial instruments	—	1,205	—	1,205
Total assets	$—	$470,492	$37,476	$507,968

Liabilities
Derivative financial instruments	$—	$1,926	$—	$1,926
Total liabilities	$—	$1,926	$—	$1,926

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. Through September 30, 2011, Level 3 securities available for sale include three Auction Rate Securities, a municipal bond issued by a school district and a newly issued residential mortgage-backed security.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At September 30, 2011, of the $56.3 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $29.5 million were carried at fair value. The remaining $26.8 million of state tax credits were accounted for at cost.

The fair value of the state tax credits carried at fair value increased $975,000 for the quarter ended September 30, 2011 compared to a $1.1 million increase for the same period in 2010. These fair value changes are included in Gain on State tax credits, net in the condensed consolidated statements of operations.
The Company is not aware of an active market that exists for the 10-year streams of state tax credit financial instruments. However, the Company’s principal market for these tax credits consists of Missouri state residents who buy these credits and from local and regional accounting firms who broker them. As such, the Company employed a discounted cash flow analysis (income approach) to determine the fair value.
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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2011.

•	Purchases, sales, issuances and settlements, net. Purchases of Level 3 financial instruments during the quarter ended September 30, 2011 include a newly issued residential mortgage-backed security.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to two newly issued mortgage-backed securities purchased in the fourth quarter of 2010 which were originally priced using Level 3 assumptions. In the first quarter of 2011, a third party pricing service became available.

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$2,994	$3,018	$7,520	$2,830
Total gains (losses):
Included in other comprehensive income	5	(68)	34	20
Purchases, sales, issuances and settlements:
Purchases	4,983	10,730	4,983	10,830
Transfer in and/or out of Level 3	—	—	(4,555)	—
Ending balance	$7,982	$13,680	$7,982	$13,680

Change in unrealized gains relating to assets still held at the reporting date	$5	$(68)	$34	$20

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$29,247	$32,622	$31,576	$32,485
Total gains:
Included in earnings	1,211	1,082	2,020	2,947
Purchases, sales, issuances and settlements:
Sales	(964)	(12)	(4,102)	(1,740)
Ending balance	$29,494	$33,692	$29,494	$33,692

Change in unrealized gains relating to assets still held at the reporting date (1)	$975	$1,079	$1,009	$2,516

(1) Correction of Prior Period Fair Value Disclosures - The Company has corrected an error in the fair value disclosure for level 3 state tax credit investments. In the "State Tax Credits held for sale" table included in Note 9 to the Company's Notes to Condensed Consolidated Financial Statements for the quarter ended September 30, 2010, the Company inadvertently included the three month ended amount of $1,079 instead of nine month ended amount of $2,516. The correction had no effect on the balance sheet, statement of operations, cash flows or shareholders' equity.

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2011.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended September 30, 2011	Total (losses) gains for the nine months ended September 30, 2011
Impaired loans	$8,869	$—	$—	$8,869	$(5,115)	$(15,036)
Other real estate	16,713	—	—	16,713	(618)	(3,261)
Total	$25,582	$—	$—	$25,582	$(5,733)	$(18,297)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$26,015	$26,015	$23,413	$23,413
Federal funds sold	2,371	2,371	3,153	3,153
Interest-bearing deposits	240,488	240,488	268,853	268,853
Securities available for sale	462,483	462,483	361,546	361,546
Other investments, at cost	14,648	14,648	12,278	12,278
Loans held for sale	5,076	5,076	5,640	5,640
Derivative financial instruments	1,205	1,205	2,042	2,042
Portfolio loans, net	2,168,175	2,174,423	1,850,303	1,855,338
State tax credits, held for sale	56,278	56,278	61,148	61,148
Accrued interest receivable	8,978	8,978	7,464	7,464

Balance sheet liabilities
Deposits	2,817,405	2,826,708	2,297,721	2,301,387
Subordinated debentures	85,081	45,861	85,081	44,866
Federal Home Loan Bank advances	102,000	110,922	107,300	118,602
Other borrowings	100,729	100,739	119,333	119,366
Derivative financial instruments	1,926	1,926	2,607	2,607
Accrued interest payable	1,892	1,892	1,488	1,488

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Balance Sheet Information	September 30, 2011
Portfolio loans	$2,211,057	$—	$—	$2,211,057
Goodwill	47,552	—	—	47,552
Intangibles, net	9,471	—	—	9,471
Deposits	2,835,690	—	(18,285)	2,817,405
Borrowings	154,405	50,824	82,581	287,810
Total assets	3,304,156	56,457	9,854	3,370,467

	December 31, 2010
	Banking	Wealth Management	Corporate and Intercompany	Total
Portfolio loans	$1,893,062	$—	$—	$1,893,062
Goodwill	2,064	—	—	2,064
Intangibles, net	1,223	—	—	1,223
Deposits	2,313,117	—	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,729,930	61,770	14,140	2,805,840

Income Statement Information	Three months ended September 30, 2011
Net interest income (expense)	$33,728	$(304)	$(1,032)	$32,392
Provision for loan losses	5,557	—	—	5,557
Noninterest income	2,941	3,201	420	6,562
Noninterest expense	15,454	2,016	832	18,302
Income (loss) before income tax expense (benefit)	15,658	881	(1,444)	15,095
Income tax expense (benefit)	5,615	304	(525)	5,394
Net income (loss)	$10,043	$577	$(919)	$9,701

	Three months ended September 30, 2010
Net interest income (expense)	$25,831	$(380)	$(1,161)	$24,290
Provision for loan losses	7,650	—	—	7,650
Noninterest income	3,746	2,210	95	6,051
Noninterest expense	12,942	1,610	906	15,458
Income (loss) before income tax expense (benefit)	8,985	220	(1,972)	7,233
Income tax expense (benefit)	2,955	81	(774)	2,262
Net income (loss)	$6,030	$139	$(1,198)	$4,971

Income Statement Information	Nine months ended September 30, 2011
Net interest income (expense)	$95,633	$(941)	$(3,089)	$91,603
Provision for loan losses	13,732	—	—	13,732
Noninterest income	8,465	7,683	503	16,651
Noninterest expense	45,139	5,914	2,738	53,791
Income (loss) before income tax expense (benefit)	45,227	828	(5,324)	40,731
Income tax expense (benefit)	15,595	313	(1,839)	14,069
Net income (loss)	$29,632	$515	$(3,485)	$26,662

	Nine months ended September 30, 2010
Net interest income (expense)	$65,972	$(1,024)	$(3,433)	$61,515
Provision for loan losses	30,410	—	—	30,410
Noninterest income	8,829	6,178	141	15,148
Noninterest expense	35,345	4,964	2,950	43,259
Income (loss) before income tax expense (benefit)	9,046	190	(6,242)	2,994
Income tax expense (benefit)	2,981	70	(2,751)	300
Net income (loss)	$6,065	$120	$(3,491)	$2,694

NOTE 12 - SUBSEQUENT EVENTS

On October 21, 2011, the Bank purchased certain assets and assumed certain deposit liabilities from BankLiberty of Liberty, Missouri. The Bank assumed $43.0 million in deposits associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri. The deposits consisted of $2.6 million in demand deposits, $21.9 million in money market and other interest bearing deposits, and $18.6 million in certificates of deposit. The Bank also paid a deposit premium of $323,000 on these deposits and purchased $150,000 of personal property in the branch. The Bank executed a full-service sublease on approximately 6,556 square feet at the above address. Enterprise will operate the location as a full-service branch of the Bank. The results of this business combination will be included in the Company's fourth quarter 2011 Consolidated financial statements.
As part of the acquisition of FNB, the Bank provided the FDIC a VAI whereby $1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units were exercisable any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2011 compared to the financial condition as of December 31, 2010. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2011, compared to the same periods in 2010. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Summary

The Company reported net income of $9.7 million for the three months ended September 30, 2011, compared to net income of $5.0 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.49, compared to net income of $0.29 per fully diluted share for the prior year period. The accelerated discount accretion due to cash flows on paid off covered loans that exceeded expectations contributed $0.08 to the Company's third quarter fully diluted earnings per share.

Net income for the nine months ended September 30, 2011 was $26.7 million compared to net income of $2.7 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $1.46, compared to net income of $0.06 per fully diluted share for the prior year period.

On May 24, 2011, the Company issued $35.0 million in common stock through a public offering. The shares in the offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission ("SEC") as part of the Company's effective registration statement. At June 30, 2011, approximately $20.0 million of the offering proceeds were injected into the Bank to support expected growth. On September 16, 2011, the Company filed a shelf registration statement on Form S-3 registering for offer and sale for up to $45.0 million of certain types of securities. Proceeds from any offering would be used for capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital, to make acquisitions, or for general corporate purposes. The registration became effective on September 29, 2011. See Capital Resources for more information.

Acquisitions

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank, a full service community bank that was headquartered in Scottsdale, Arizona. The acquisition consisted of assets with an estimated fair value of approximately $128.0 million and liabilities with an estimated fair value of approximately $130.4 million.

On August 12, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of The First National Bank of Olathe ("FNB"), a full service community bank that was headquartered in Olathe, Kansas. The acquisition consisted of assets with an estimated fair value of approximately $334.7 million and liabilities with an estimated fair value of approximately $514.3 million. The Bank acquired the assets at a discount of 11.8% and approximately $457.1 million of the deposits were assumed at a premium of 1.5%. In addition, the Bank also acquired $19.4 million of trust assets. Finally the Bank provided the FDIC a Value Appreciation Instrument whereby $1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units were exercisable any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011. In conjunction with the acquisition, the Bank entered into a shared-loss agreement whereby the FDIC will reimburse the Bank for 80% of all losses up to $112.6 million, 0% losses between $112.6 million and $148.9 million and 80% of losses in excess of $148.9 million incurred on certain loans and other real estate covered under the agreement. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The six branches of FNB opened as branches of the Bank. See Form 8K/A filed with the SEC on October 28, 2011 for more information.

On October 21, 2011, the Bank purchased certain furniture and equipment, leasehold improvements and assumed certain deposit liabilities associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri. The results of this business combination will be included in the Company's fourth quarter 2011 Consolidated financial statements.

See Note 3 – Acquisitions, Note 6 – Portfolio Loans and Note 12 - Subsequent Events for more information on the above acquisitions.

Pre-tax, pre-provision income

The Company's pre-tax, pre-provision income for the third quarter of 2011 was $20.0 million, a 6% decrease from the linked quarter and a 22%, increase compared to the third quarter of 2010. The third quarter decrease in pre-tax, pre-provision operating income was primarily attributable to lower yields on covered assets relative to the second quarter.

Pre-tax, pre-provision income, which is a non-GAAP (accounting principles generally accepted in the United States of America) financial measure, is presented because the Company believes adjusting its results to exclude loan loss provision expense, sales and fair value writedowns of other real estate, and sales of securities provides shareholders with a more comparable basis for evaluating period-to-period operating results. A schedule reconciling GAAP pre-tax income to pre-tax, pre-provision income is provided in the table below.

	For the Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2011	2011	2011	2010	2010
Pre-tax income	$15,095	$15,000	$10,636	$8,347	$7,233
Sales and fair value writedowns of other real estate	101	2,101	19	2,683	1,606
Sale of securities	(768)	(506)	(174)	(781)	(124)
Income before income tax	14,428	16,595	10,481	10,249	8,715
Provision for loan losses	5,557	4,575	3,600	3,325	7,650
Pre-tax, pre-provision income	$19,985	$21,170	$14,081	$13,574	$16,365

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 11 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.2 billion at September 30, 2011, including $343.1 million of loans covered under FDIC shared-loss agreements. Portfolio loans covered under FDIC shared-loss agreements increased $162.8 million, or 90%, in the third quarter of 2011, as a result of the acquisition of FNB. Excluding the loans covered under loss share, Commercial & Industrial loans increased $41.7 million, or 2%, in the third quarter of 2011.

Excluding the loans covered under loss share, Commercial & Industrial loans increased $17.8 million, or 3%, during the quarter and represented one-third of the Company's loan portfolio at September 30, 2011. This growth represented the fifth consecutive quarter of increases in Commercial and Industrial loans as the Company continues to experience strong new business activity in this sector. Construction and Residential Real Estate decreased $4.6 million as the Company continued to reduce its exposure to these sectors.
Portfolio loans increased $280.2 million, or 15%, from September 30, 2010. Excluding loans covered under loss share, portfolio loans increased $71.3 million or 4%. Of that increase, Commercial and Industrial loans have increased $113.6 million or 19% , while Construction and Residential Real Estate loans have decreased $66.7 million, or 17%. Portfolio loans increased by $318.0 million, or 17%, from December 31, 2010.
For the fiscal year 2011, the Company expects 6-8% growth in portfolio loans not covered by FDIC loss share.
See Note 6 – Portfolio Loans for more information.

•	Deposits – Total deposits at September 30, 2011 were $2.8 billion, an increase of $519.7 million, or 23%, over December 31, 2010 and $777.5 million, or 38%, over September 30, 2010.
Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, represented 96% of total deposits at September 30, 2011, up from 94% in the third quarter of 2011 and 89% at September 30, 2010.

The FNB acquisition added $423.1 million in deposits in the third quarter of 2011. These deposits included $66.9 million in noninterest-bearing demand deposits, $123.6 million in money market and other interest-bearing transaction accounts, and $232.6 million in certificates of deposit.
Excluding deposits associated with FNB, total deposits decreased $16.9 million in the third quarter of 2011. Approximately $76.6 million of the decrease in the third quarter of 2011, including $16.0 million of reciprocal CDARS certificates of deposit, was the result of the Company's efforts to lower the cost of interest-bearing deposits. The remaining $20.0 million was due to matured Brokered certificates of deposits that were not replaced. Excluding deposits associated with FNB, total deposits increased $96.6 million, or 4%, from December 31, 2010 and $354.5 million, or 17%, from September 30, 2010.
Noninterest-bearing demand deposits excluding those associated with FNB rose $16.7 million, or 3.5%, in the third quarter of 2011, $124.3 million, or 34%, from December 31, 2010 and $186.2 million, or 61.2%, from September 30, 2010. Noninterest-bearing deposits represented 20% of total deposits at September 30, 2011, 16% at December 31, 2010 and 15% at September 30, 2010. Money market and other interest-bearing accounts, excluding FNB, increased $62.9 million in the third quarter of 2011, or 5.4%, $165.1 million, or 15%, from December 31, 2010 and $333.6 million, or 37%, from September 30, 2010.
Reciprocal CDARS certificates were reduced to $19.3 million at September 30, 2011 compared to $160.5 million at December 31, 2010 and $171.5 million at September 30, 2010. Brokered certificates of deposit were reduced to $126.6 million at September 30, 2011 compared to $156.7 million at December 31, 2010 and $218.0 million at September 30, 2010.

•
Asset quality – Nonperforming loans, including troubled debt restructurings of $12.3 million, were $48.0 million at September 30, 2011, compared to $46.4 million at December 31, 2010 and $52.0 million at September 30, 2010. Nonperforming loans represented 2.17% of total loans at September 30, 2011 versus 2.45% of total loans at December 31, 2010 and 2.69% at September 30, 2010. Excluding non-accrual loans and portfolio loans covered under FDIC shared-loss agreements, portfolio loans that were 30-89 days delinquent at September 30, 2011 remained at very low levels, representing 0.02% of the portfolio compared to 0.13% at December 31, 2010 and 0.09% at September 30, 2010.

Provision for loan losses was $5.6 million in the third quarter of 2011, compared to $4.6 million in the second quarter of 2011 and $7.7 million in the third quarter of 2010. The increase in the provision for loan losses in the third quarter of 2011 was due to slightly higher levels of loan risk rating downgrades. See Note 6 – Portfolio Loans above and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 4.56% for the third quarter of 2011, compared to 4.95% for the second quarter of 2011 and 4.31% in the third quarter of 2010. For the nine month period ended September 30, 2011, the net interest rate margin was 4.57% compared to 3.75% for the same period in 2010. See Net Interest Income in this section for more information.

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.8 million in the third quarter of 2011, an increase of $174,000, or 10%, over the linked second quarter and an increase of $506,000, or 38%, compared to September 30, 2010. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended September 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $32.7 million for the three months ended September 30, 2011 compared to $24.5 million for the same period of 2010, an increase of $8.2 million, or 33%. Total interest income increased $8.1 million and total interest expense decreased $84,000.

Average interest-earning assets increased $586.5 million, or 26%, to $2.8 billion for the quarter ended September 30, 2011 from $2.3 billion for the quarter ended September 30, 2010. Average loans increased $203.6 million, or 11%, to $2.1 billion for the quarter ended September 30, 2011 from $1.9 billion for the quarter ended September 30, 2010. Approximately $133.3 million of the increase is related to the acquisitions. Average securities and short-term investments increased $382.9 million, or 107%, to $739.8 million from the third quarter of 2010 as increased core deposits could not be deployed in loans. Interest income on earning assets increased $5.3 million due to higher volume and $2.8 million due to higher rates, for an increase of $8.1 million versus the third quarter of 2010.

For the quarter ended September 30, 2011, average interest-bearing liabilities increased $429.1 million, or 22%, to $2.4 billion compared to $2.0 billion for the quarter ended September 30, 2010. The increase in average interest-bearing liabilities resulted from a $426.8 million increase in average interest-bearing deposits, primarily consisting of $295.9 million increase in average money market accounts and a $75.9 million increase in average certificates of deposit. For the third quarter of 2011, interest expense on interest-bearing liabilities decreased $1.1 million due to declining rates partially offset by an increase of $1.0 million due to the impact of higher volumes, for a net decrease of $84,000 versus the third quarter of 2010.

The tax-equivalent net interest rate margin was 4.56% for the third quarter of 2011, compared to 4.95% for the second quarter of 2011 and 4.31% in the third quarter of 2010. In the third quarter of 2011, the loans covered under FDIC loss share yielded 18.22% primarily due to cash flows on paid off covered loans that exceeded expectations. Absent the FDIC loss share loans, related nonearning assets and acquired deposits, the net interest rate margin was 3.37% for the third quarter of 2011 compared to 3.51% for the second quarter of 2011. The decrease in the net interest rate margin, excluding the effects of related nonearning assets under FDIC loss share loans, and the related funding costs, was primarily due to a decline in earning asset yields. Intense competition for high-quality commercial loans coupled with persistently low market rates continued to pressure loan pricing. The effects more than offset a .10% reduction in the cost of interest-bearing liabilities and higher levels of noninterest-bearing deposits in the quarter.

Nine months ended September 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $92.5 million for the nine months months ended September 30, 2011 compared to $62.3 million for the same period of 2010, an increase of $30.2 million, or 48.5%. Total interest income increased $28.8 million and total interest expense decreased $1.5 million.

Average interest-earning assets increased $489.2 million, or 22.1%, to $2.7 billion for the nine months ended September 30, 2011 from $2.2 billion for the nine months ended September 30, 2010. Average loans increased $180.3 million, or 10%, to $2.0 billion for the nine months ended September 30, 2011 from $1.8 billion for the nine months ended September 30, 2010. Average securities and short-term investments increased $309.0 million, or 81%, to $692.6 million from the same period in 2010. Interest income on earning assets increased $12.9 million due to higher volume and $15.9 million due to higher rates, for a net increase of $28.8 million versus the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, average interest-bearing liabilities increased $404.2 million, or 21%, to $2.3 billion compared to $1.9 billion for the same period in 2010. The increase in average interest-bearing liabilities resulted from a $383.3 million increase in average interest-bearing deposits, primarily consisting of $279.5 million increase in average money market accounts and a $82.8 million increase in average certificates of deposit.

For the nine months ended September 30, 2011, interest expense on interest-bearing liabilities decreased $4.9 million due to declining rates partially offset by an increase of $3.5 million due to the impact of higher volumes, for a net decrease of $1.5 million versus the same period in 2010.

The tax-equivalent net interest rate margin was 4.57% for the nine months ended September 30, 2011, compared to 3.75% in the same period of 2010. The increase in the margin was primarily due to higher yield on and mix of covered loans, lower funding costs and a better funding mix relative to the same period in 2010.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,807,526	$24,037	5.28%	$1,737,130	$23,829	5.44%
Tax-exempt loans (2)	30,965	595	7.62	31,078	640	8.17
Covered loans (3)	268,533	12,330	18.22	135,204	5,958	17.48
Total loans	2,107,024	36,962	6.96	1,903,412	30,427	6.34
Taxable investments in debt and equity securities	471,303	2,953	2.49	252,236	1,714	2.70
Non-taxable investments in debt and equity securities (2)	24,703	287	4.61	6,363	76	4.74
Short-term investments	243,812	166	0.27	98,297	74	0.30
Total securities and short-term investments	739,818	3,406	1.83	356,896	1,864	2.07
Total interest-earning assets	2,846,842	40,368	5.63	2,260,308	32,291	5.67
Noninterest-earning assets:
Cash and due from banks	23,499			9,791
Other assets	379,519			269,710
Allowance for loan losses	(42,881)			(45,661)
Total assets	$3,206,979			$2,494,148

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$218,416	$211	0.38%	$187,015	$194	0.41%
Money market accounts	1,019,362	2,004	0.78	723,475	1,598	0.88
Savings	34,103	35	0.41	10,493	9	0.34
Certificates of deposit	859,479	3,294	1.52	783,608	3,529	1.79
Total interest-bearing deposits	2,131,360	5,544	1.03	1,704,591	5,330	1.24
Subordinated debentures	85,081	1,128	5.26	85,081	1,261	5.88
Borrowed funds	201,385	986	1.94	199,097	1,151	2.29
Total interest-bearing liabilities	2,417,826	7,658	1.26	1,988,769	7,742	1.54
Noninterest bearing liabilities:
Demand deposits	530,619			304,129
Other liabilities	16,960			20,266
Total liabilities	2,965,405			2,313,164
Shareholders' equity	241,574			180,984
Total liabilities & shareholders' equity	$3,206,979			$2,494,148
Net interest income		$32,710			$24,549
Net interest spread			4.37%			4.13%
Net interest rate margin (4)			4.56			4.31

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $211,000 and $300,000 for the three months ended September 30, 2011 and 2010, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $318,000 and $259,000 for the three months ended September 30, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,767,492	$71,029	5.37%	$1,751,098	$71,902	5.49%
Tax-exempt loans (2)	32,623	1,895	7.77	29,183	1,950	8.93
Covered loans (3)	214,401	32,586	20.32	53,957	6,946	17.21
Total loans	2,014,516	105,510	7.00	1,834,238	80,798	5.89
Taxable investments in debt and equity securities	454,593	8,936	2.63	270,049	5,559	2.75
Non-taxable investments in debt and equity securities (2)	19,982	702	4.70	4,206	153	4.86
Short-term investments	218,017	428	0.26	109,367	265	0.32
Total securities and short-term investments	692,592	10,066	1.94	383,622	5,977	2.08
Total interest-earning assets	2,707,108	115,576	5.71	2,217,860	86,775	5.23
Noninterest-earning assets:
Cash and due from banks	15,776			11,698
Other assets	330,200			207,410
Allowance for loan losses	(42,958)			(45,239)
Total assets	$3,010,126			$2,391,729

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$201,979	$606	0.40%	$189,618	$649	0.46%
Money market accounts	957,346	6,210	0.87	677,821	4,445	0.88
Savings	18,595	53	0.38	9,961	26	0.35
Certificates of deposit	844,134	9,809	1.55	761,344	12,172	2.14
Total interest-bearing deposits	2,022,054	16,678	1.10	1,638,744	17,292	1.41
Subordinated debentures	85,081	3,375	5.30	85,081	3,729	5.86
Borrowed funds	205,897	2,985	1.94	185,030	3,481	2.52
Total interest-bearing liabilities	2,313,032	23,038	1.33	1,908,855	24,502	1.72
Noninterest bearing liabilities:
Demand deposits	468,740			293,204
Other liabilities	14,747			11,985
Total liabilities	2,796,519			2,214,044
Shareholders' equity	213,607			177,685
Total liabilities & shareholders' equity	$3,010,126			$2,391,729
Net interest income		$92,538			$62,273
Net interest spread			4.38%			3.51%
Net interest rate margin (4)			4.57			3.75

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $640,000 and $1,246,000 nine months ended September 30, 2011 and 2010, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $935,000 and $758,000 for the nine months ended September 30, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2011 compared to 2010
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$3,617	$2,963	$6,580	$8,230	$16,537	$24,767
Tax-exempt loans (3)	(2)	(43)	(45)	216	(271)	(55)
Taxable investments in debt and equity securities	1,383	(144)	1,239	3,639	(262)	3,377
Non-taxable investments in debt and equity securities (3)	213	(2)	211	554	(5)	549
Short-term investments	100	(8)	92	221	(58)	163
Total interest-earning assets	$5,311	$2,766	$8,077	$12,860	$15,941	$28,801

Interest paid on:
Interest-bearing transaction accounts	$31	$(14)	$17	$40	$(83)	$(43)
Money market accounts	597	(191)	406	1,814	(49)	1,765
Savings	24	2	26	25	2	27
Certificates of deposit	322	(557)	(235)	1,221	(3,584)	(2,363)
Subordinated debentures	—	(133)	(133)	—	(354)	(354)
Borrowed funds	13	(178)	(165)	363	(859)	(496)
Total interest-bearing liabilities	987	(1,071)	(84)	3,463	(4,927)	(1,464)
Net interest income	$4,324	$3,837	$8,161	$9,397	$20,868	$30,265

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

Provision for loan losses was $5.6 million in the third quarter of 2011 compared to $4.6 million in the second quarter of 2011 and $7.7 million in the third quarter of 2010. The increase in the provision for loan losses in the third quarter of 2011 versus the linked second quarter was due to slightly higher levels of loan risk rating downgrades. The allowance for loan losses was 1.94% of total loans at September 30, 2011, representing 89% of nonperforming loans. The loan loss allowance was 2.10% at June 30, 2011 representing 98% of nonperforming loans and 2.43% at September 30, 2010 representing 90% of nonperforming loans. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Net charge-offs in the third quarter of 2011 were $4.8 million, representing an annual rate of 0.91% of average loans, compared to net charge-offs of $5.2 million, an annualized rate of 1.07% of average loans, in the linked second quarter and $5.9 million, an annualized rate of 1.23% of average loans, in the third quarter of 2010. Approximately 43% of the net charge-offs in the third quarter of 2011 were related to Construction, Land Acquisition and Development loans, 39% were related to Commercial & Industrial, 12% were related to Residential Real Estate loans, 4% were related to Commercial Real Estate loans and the remaining 1% were related to Consumer and Other loans.

For the nine months ended September 30, 2011, net charge-offs were $13.6 million, compared to net charge-offs of $26.4 million for the same period in 2010. Approximately 59% of the charge-offs for the nine months ended September 30, 2011 were related to Construction, Land Acquisition and Development loans, 20% were related to Commercial & Industrial loans, 11% were related to Commercial Real Estate loans, and the remaining 10% were related to Residential Real Estate loans.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Allowance at beginning of period	$42,157	$45,258	$42,759	$42,995
Loans charged off:
Commercial and industrial	2,038	742	2,942	2,938
Real estate:
Commercial	217	2,929	1,622	13,052
Construction	2,105	3,135	8,941	10,076
Residential	664	217	1,434	1,960
Consumer and other	91	—	96	274
Total loans charged off	5,115	7,023	15,035	28,300
Recoveries of loans previously charged off:
Commercial and industrial	154	39	295	101
Real estate:
Commercial	21	822	573	989
Construction	11	2	282	278
Residential	72	251	217	456
Consumer and other	25	—	59	70
Total recoveries of loans	283	1,114	1,426	1,894
Net loan chargeoffs	4,832	5,909	13,609	26,406
Provision for loan losses	5,557	7,650	13,732	30,410

Allowance at end of period	$42,882	$46,999	$42,882	$46,999

Excludes loans covered under FDIC loss share
Average loans	$1,838,491	$1,768,208	$1,800,115	$1,780,281
Total portfolio loans	1,867,956	1,796,637	1,867,956	1,796,637
Net chargeoffs to average loans	1.04%	1.33%	1.01%	1.98%
Allowance for loan losses to loans	2.30	2.62	2.30	2.62

Includes loans covered under FDIC loss share
Average loans	$2,107,024	$1,903,412	$2,014,516	$1,834,238
Total portfolio loans	2,211,057	1,930,844	2,211,057	1,930,844
Net chargeoffs to average loans	0.91%	1.23%	0.90%	1.92%
Allowance for loan losses to loans	1.94	2.43	1.94	2.43

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	September 30,	September 30,
(in thousands)	2011	2010
Non-accrual loans	$35,698	$47,504
Loans past due 90 days or more and still accruing interest	—	—
Restructured loans	12,340	4,451
Total nonperforming loans	48,038	51,955
Foreclosed property (1)	21,370	26,937
Other bank owned assets	—	850
Total nonperforming assets (1)	$69,408	$79,742

Excludes assets covered under FDIC loss share
Total assets	$3,370,467	$2,504,244
Total portfolio loans	1,867,956	1,796,637
Total loans plus foreclosed property	1,889,326	1,824,424
Nonperforming loans to total loans	2.57%	2.89%
Nonperforming assets to total loans plus foreclosed property	3.67	4.37
Nonperforming assets to total assets (1)	2.06	3.18

Includes assets covered under FDIC loss share
Total assets	$3,370,467	$2,504,244
Total portfolio loans	2,211,057	1,930,844
Total loans plus foreclosed property	2,288,675	1,966,379
Nonperforming loans to total loans	2.17%	2.69%
Nonperforming assets to total loans plus foreclosed property	5.49	4.45
Nonperforming assets to total assets	3.73	3.49

Allowance for loan losses to nonperforming loans	89.00%	90.00%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets

Nonperforming loans

Nonperforming loans exclude covered loans that are accounted for on a pool basis, and the pools are considered to be performing. See Note 6 – Portfolio Loans for more information on these loans.

Nonperforming loans, including troubled debt restructurings of $12.3 million, were $48.0 million at September 30, 2011, an increase from $43.1 million at June 30, 2011 and down from $52.0 million at September 30, 2010. The nonperforming loans are comprised of approximately 45 relationships with the largest being a $5.4 million loan secured by commercial land in Kansas City. Seven relationships comprise 54% of the nonperforming loans. Approximately 53% of the nonperforming loans were located in the Kansas City market and 47% were located in the St. Louis market. At September 30, 2011, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 2.17% of total loans at September 30, 2011 versus 2.15% of total loans at June 30, 2011 and 2.69% at September 30, 2010.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Construction, Real Estate/Land Acquisition and Development	$14,666	$17,845	$16,808	$9,934
Commercial Real Estate	16,617	10,915	10,612	12,959
Residential Real Estate	11,327	9,276	9,508	12,188
Commercial & Industrial	5,428	5,082	6,559	11,276
Consumer & Other	—	—	—	—
Total	$48,038	$43,118	$43,487	$46,357

The following table summarizes the changes in nonperforming loans by quarter.

	2011
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Year to date
Nonperforming loans beginning of period	$43,118	$43,487	$46,357	$46,357
Additions to nonaccrual loans	14,618	6,204	18,187	39,009
Additions to restructured loans	2,314	2,508	297	5,119
Chargeoffs	(4,959)	(5,668)	(3,966)	(14,593)
Other principal reductions	(3,372)	(4,003)	(6,445)	(13,820)
Moved to Other real estate	(2,932)	(159)	(7,014)	(10,105)
Moved to performing	—	—	(3,929)	(3,929)
Loans past due 90 days or more and still accruing interest	(749)	749	—	—
Nonperforming loans end of period	$48,038	$43,118	$43,487	$48,038

Other real estate

Other real estate at September 30, 2011 was $77.6 million, compared to $42.8 million at June 30, 2011 and $34.7 million at September 30, 2010. Approximately 72% of total Other real estate, or $56.2 million, is covered by one of four FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate.

	2011
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Year to date
Other real estate beginning of period	$42,790	$51,305	$36,208	$36,208
Additions and expenses capitalized to prepare property for sale	2,933	159	7,014	10,106
Additions from FDIC assisted transactions	46,848	3,298	12,826	62,972
Writedowns in fair value	(2,714)	(2,944)	(703)	(6,361)
Sales	(12,239)	(9,028)	(4,040)	(25,307)
Other real estate end of period	$77,618	$42,790	$51,305	$77,618

At September 30, 2011, Other real estate was comprised of 13% residential lots, 12% completed homes, and 75% commercial real estate. Of the total Other real estate, 62%, or 77 properties, are located in the Kansas City region, 20%, or 17 properties, are located in the St. Louis region and 18%, or 36 properties, are located in the Arizona region related to the FDIC acquisitions. Approximately 59 properties were added with the acquisition of FNB.

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the nine months ended September 30, 2011, the Company realized a net gain of $1.0 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Excluding covered assets, the Company expects continued gradual improvement in the ratio of nonperforming assets to total assets.

Noninterest Income

Noninterest income increased $511,000, or 8%, from the third quarter of 2010 compared to the third quarter of 2011. The increase is primarily due to increases in gains on the sale of investment securities, state tax credits held for sale and Wealth Management revenue partially offset by lower miscellaneous income.

For the nine months ended September 30, 2011, Noninterest income increased $1.5 million, or 10%, from the same period in 2010. The increase is primarily due to increases in Wealth Management revenue and gains on the sale of other real estate partially offset by lower miscellaneous income.

•
Wealth Management revenue – For the quarter ended September 30, 2011, Wealth Management revenue from the Trust division increased 506,000, or 38%, compared to the same period in 2010. Year-to-date, Trust revenues increased $1.2 million, or 32%, over the same period in 2010. Assets under administration were $1.4 billion at September 30, 2011, a 5% increase from September 30, 2010 due to market value increases and additional accounts from new and existing clients, including acquired Legacy and FNB Trust assets.

•
Sale of other real estate – For the quarter ended September 30, 2011, we sold $12.2 million of Other real estate for a gain of $517,000. Year-to-date through September 30, 2011, we sold $25.3 million of Other real estate for a net gain of $1.0 million. For the year-to-date period in 2010, we sold $16.3 million of Other real estate for a net gain of $434,000.

•
State tax credit brokerage activities – For the quarter ended September 30, 2011, the Company recorded a gain of $1.4 million compared to a gain of $884,000 in the third quarter of 2010. Gains of $569,000 related to the sale of state tax credits to clients and a positive fair value adjustment of $975,000 were partially offset by a negative fair value adjustment of $176,000 on the interest rate caps used to economically hedge the tax credits. See Note 8 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more information on the fair value treatment of the state tax credits, see Note 10 – Fair Value Measurements.

•
Sale of investment securities – During the first nine months of 2011, the Company purchased approximately $255.2 million in securities primarily in U.S. Government sponsored enterprises and Residential mortgage-backed securities. The Company sold approximately $84.5 million of securities realizing a gain of $1.4 million on these sales.

•
Miscellaneous income – Accretion of the indemnification asset related to the FDIC acquisitions decreased $1.8 million in the third quarter of 2011 compared to the same quarter in 2010. The decrease included $2.4 million of reduced accretion related to loan pay offs in which losses on the loans were less than expected in the third quarter of 2011. Year-to-date through September 30, 2011, Miscellaneous income decreased $1.2 million, or 41%, compared to the same period in 2010 primarily due to a net decrease of $1.5 million of accretion related to the indemnification assets of the Covered Loan portfolios.

Noninterest Expense

Noninterest expenses were $18.3 million in the third quarter of 2011, an increase of $2.8 million, or 18%, from the same quarter of 2010. The increase over the prior year period was comprised of $2.0 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona and Kansas City acquisition activity. The Company also incurred additional property, equipment and data processing costs due to our Arizona and Kansas City acquisition activity.

For the nine months ended September 30, 2011, noninterest expenses were $53.8 million compared to $43.3 million for the same period in 2010. The increase of $10.5 million over the prior year period was comprised of $5.3 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona and Kansas City acquisition activity and $1.6 million in higher loan legal and other real estate expenses.

The Company's efficiency ratio was 47.0% for the quarter ended September 30, 2011 compared to 51.0% for the prior year period. Year-to-date through September 30, 2011 the Company's efficiency ratio was 49.7% compared to 56.4% for the same period in 2010. The dramatic improvement in this ratio during 2011 related primarily to the net effect of our FDIC-assisted transactions.

Income Taxes

For the quarter ended September 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $5.4 million compared to $2.3 million for the same period in 2010. The combined federal and state effective income tax rates were 35.7% and 31.3% for the quarter ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $14.1 million compared to $300,000 for the same period in 2010. The combined federal and state effective income tax rates were 34.5% and 10.0% for the nine months ended September 30, 2011 and 2010, respectively.

 The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at September 30, 2011 of $13.2 million and at December 31, 2010 of $16.1 million, respectively is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded at either date.

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

Additionally, liquidity is provided from sales of the securities portfolio, fed fund lines with correspondent banks, the Federal Reserve and the FHLB, the ability to acquire large and brokered deposits, and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

Our Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Bank's Board of Directors. Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company's liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $18.2 million will be sufficient to meet all projected cash needs for at least the next year.

As of September 30, 2011, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

On September 16, 2011, the Company filed a shelf registration statement on Form S-3 registering for offer and sale for up to $45.0 million of certain types of securities. The registration statement became effective on September 29, 2011.

Bank liquidity

During the third quarter of 2011, we maintained a strong liquidity position by targeting core funding while reducing certain volatile deposit sources. Noninterest-bearing demand deposits grew $83.6 million, interest-bearing checking and money market accounts increased $186.5 million, and certificate of deposits, including CDARS and brokered CD balances, increased $136.0 million.

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2011, the Bank could borrow an additional $120.5 million from the FHLB of Des Moines under blanket loan pledges and has an additional $358.4 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with three correspondent banks totaling $35.0 million.

Of the $462.5 million of the securities available for sale at September 30, 2011, $243.4 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $219.1 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of September 30, 2011, the Bank had $57.2 million of reciprocal CDARS money market sweep balances and $19.3 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At September 30, 2011, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At September 30, 2011, brokered certificate of deposit balances were $126.6 million, and represented 4.50% of total deposits at September 30, 2011.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $559.5 million in unused commitments as of September 30, 2011. While this commitment level exceeds the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

Capital Resources

On May 24, 2011, the Company issued $35.0 million in common stock through a public offering. The shares in the offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission as part of the Company's then effective registration statement. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $32.6 million. At June 30, 2011, approximately $20.0 million of the offering proceeds were injected into the Bank to support expected growth.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of September 30, 2011 and December 31, 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2011 and December 31, 2010.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Average common equity to average assets	6.01%	6.02%
Tier 1 capital to risk weighted assets	12.05%	11.97%
Total capital to risk weighted assets	13.42%	14.30%
Tier 1 common equity to risk weighted assets	7.53%	7.37%
Leverage ratio (Tier 1 capital to average assets)	8.41%	9.15%
Tangible common equity to tangible assets	4.72%	5.26%
Tier 1 capital	$264,880	$241,829
Total risk-based capital	$295,053	$288,754

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	September 30, 2011	December 31, 2010
Total shareholders' equity	$246,463	$183,348
Less: Preferred stock	(33,094)	(32,519)
Less: Goodwill	(47,552)	(2,064)
Less: Intangible assets	(9,471)	(1,223)
Tangible common equity	$156,346	$147,542

Total assets	$3,370,467	$2,805,840
Less: Goodwill	(47,552)	(2,064)
Less: Intangible assets	(9,471)	(1,223)
Tangible assets	$3,313,444	$2,802,553

Tangible common equity to tangible assets	4.72%	5.26%

Tier 1 common equity ratio

(In thousands)	September 30, 2011	December 31, 2010
Total shareholders' equity	$246,463	$183,348
Less: Goodwill	(47,552)	(2,064)
Less: Intangible assets	(9,471)	(1,223)
Less: Unrealized gains; Plus: Unrealized Losses	(4,718)	573
Plus: Qualifying trust preferred securities	66,323	60,448
Other	13,835	747
Tier 1 capital	$264,880	$241,829
Less: Preferred stock	(33,094)	(32,519)
Less: Qualifying trust preferred securities	(66,323)	(60,448)
Tier 1 common equity	$165,463	$148,862

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,198,630	2,019,885

Tier 1 common equity to risk weighted assets	7.53%	7.37%

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

FASB ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” On July 1, 2011, the Company adopted new authoritative guidance under this ASU which provides clarification on whether a restructuring constitutes a troubled debt restricting and also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to the debtor and if the debtor is experiencing financial difficulties. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2011-08, "Testing Goodwill for Impairment" In September 2011, the FASB issued ASU 2011-08 which permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. This ASU is effective prospectively for annual and interim goodwill impairment tests performed for the years beginning after December 15, 2011. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

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

Interest rate simulations for September 30, 2011 demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2011.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$134,034	$77,273	$56,387	$42,347	$47,528	$104,914	$462,483
Other investments	—	—	—	—	—	14,648	14,648
Interest-bearing deposits	240,488	—	—	—	—	—	240,488
Federal funds sold	2,371	—	—	—	—	—	2,371
Portfolio loans (1)	1,409,542	438,208	198,678	82,719	76,122	5,788	2,211,057
Loans held for sale	5,076	—	—	—	—	—	5,076
Total interest-earning assets	$1,791,511	$515,481	$255,065	$125,066	$123,650	$125,350	$2,936,123

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,359,047	$—	$—	$—	$—	$—	$1,359,047
Certificates of deposit	496,848	156,021	68,808	45,902	133,059	430	901,068
Subordinated debentures	56,807	—	28,274	—	—	—	85,081
Other borrowings	122,729	—	—	10,000	—	70,000	202,729
Total interest-bearing liabilities	$2,035,431	$156,021	$97,082	$55,902	$133,059	$70,430	$2,547,925

Interest-sensitivity GAP
GAP by period	$(243,920)	$359,460	$157,983	$69,164	$(9,409)	$54,920	$388,198
Cumulative GAP	$(243,920)	$115,540	$273,523	$342,687	$333,278	$388,198	$388,198
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.88	3.30	2.63	2.24	0.93	1.78	1.15
Cumulative GAP as of September 30, 2011	0.88	1.05	1.12	1.15	1.13	1.15	1.15

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed in the Company’s periodic SEC filings is processed, recorded, summarized and reported when required. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and as updated by the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011:

The Bank, along with other co-defendants has been named as a defendant in two lawsuits filed by persons alleging to be clients of the Bank’s Trust division who invested in promissory notes (the "Distinctive Notes") issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom. The Company is unable to estimate a reasonably possible loss for the cases described below because the proceedings are in early stages and there are significant factual issues to be determined and resolved in each case. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuits.

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

On June 6, 2011, the Bank filed a Motion to Dismiss the Complaint. On July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of it's criminal case against two of the individual defendants. The stay was granted on August 4, 2011. On October 31, 2011, the court granted the Bank's motion to dismiss the plaintiffs claims that the Bank violated RICO and that the Bank breached its fiduciary duties to the plaintiffs. The court granted the plaintiffs leave to amend the dismissed claims. However, the court denied the Bank's motion to dismiss the claims that the Bank conspired with others to violate RICO, breached its agreements with the plaintiffs and that the Bank was negligent in performing its duties as custodian of the IRAs that held the Distinctive Notes. As a result of the stay, all discovery in the case may be put on hold for the duration of the criminal proceedings; however, further procedural actions may continue to be ruled upon by the court.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case, relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. On June 16, 2011, the Bank filed a motion to compel arbitration and to stay the case. This motion is pending.

On July 10, 2011, the United States moved to intervene in this case as well for purposes of seeking a stay of certain discovery pending completion of the above described criminal proceedings. As a result, certain discovery in the case may be put on hold for the duration of such criminal proceedings.

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

10.1
Purchase and Assumption Agreement dated August 12, 2011 by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as receiver for The First National Bank of Olathe (incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K/A filed on October 28, 2011).

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 8, 2011.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer