Form 10-K/A
period 2010-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-04-23
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2010.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission file number 001-15373

ENTERPRISE FINANCIAL SERVICES CORP

Incorporated in the State of Delaware
I.R.S. Employer Identification # 43-1706259
Address: 150 North Meramec, Clayton, MO 63105
Telephone: (314) 725-5500
___________________
Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock, par value $.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-7 (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
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

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2010.

EXPLANATORY NOTE

In January 2012, while converting to a new system designed to address the complex accounting requirements of acquired loans under Accounting Standards Codification ("ASC") Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company discovered an error in its process used to record income on these loans. ASC 310-30 is utilized to account for the loans acquired by the Company under loss sharing agreements with the Federal Deposit Insurance Corporation (the “FDIC”). Under ASC 310-30, these acquired loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the "accretable yield", is recognized as interest income on a level-yield method over the life of the loans. In accounting for income from the acquired loans, the Company recorded both the accretable yield and contractually required interest payments. The Company should not have recognized the contractually required interest payments. As a result, both interest income and the carrying value of the acquired loans were overstated. This affected income reported on the loans acquired in FDIC assisted transactions since December 2009.

The Company is filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) for the fiscal year ended December 31, 2010, (the “Original Filing”) to restate the Company's audited consolidated financial statements and related disclosures for the fiscal year ended December 31, 2010 (the "Restatement"). The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011.

On January 25, 2012, the Company issued a press release and filed a related Current Report on Form 8-K with the SEC in which it announced that the previously issued audited consolidated financial statements, report on internal controls, and the Reports of Independent Registered Public Accounting Firm thereon for fiscal year 2010 in the Original Filing, and the unaudited condensed consolidated financial statements for the fiscal quarters ending March 31, 2010, June 30, 2010 and September 30, 2010, filed on Forms 10- Q should no longer be relied upon.

The Company does not intend to file any amended Quarterly Reports for 2010 on Form 10-Q for periods affected by the Restatement.

Internal Control Considerations
In conjunction with the Restatement, management identified control deficiencies in its internal controls over financial reporting associated with the reversal of contractual interest on acquired loans that constitute a material weakness, as discussed in Part II, Item 9A of this Form 10-K/A. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures and material weaknesses identified, see Part I, Item IA and Part II, Item 9A included in this Amended Filing.

Adjustments
In addition to the adjustments relating to the acquired loan contractual interest described above, the Company has corrected other errors that had been previously identified but not corrected because they were not material, individually or in the aggregate, to the consolidated financial results. These items included changes in accrual estimates and financial statement reclassifications.

Additional information on the effect of the adjustments in our financial statements are contained in Item 8, Note 12 - Restatement of Consolidated Financial Results.

For convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety. The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing on the Form 10-K, and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the correction of the error and other adjustments specifically noted. The Items in this Form 10-K/A which are amended and restated as a result of the foregoing are:

•	Part I, Item IA. - Risk Factors;

•	Part II, Item 6. - Selected Financial Data;

•	Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8. - Financial Statements and Supplementary Data;

•	Part II, Item 9A. - Controls and Procedures;

•	Part III, Item 11. - Executive Compensation and

•	Part IV, Item 15B. - Exhibits
In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Amended Filing.

ENTERPRISE FINANCIAL SERVICES CORP
2010 ANNUAL REPORT ON FORM 10-K/A

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “expect,” “anticipate,” “estimate,” “potential,” “could” and similar words, although some forward-looking statements are expressed differently. You should be aware that the Company's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: burdens imposed by federal and state regulation, changes in accounting regulations or standards of banks; credit risk; exposure to general and local economic conditions; risks associated with rapid increase or decrease in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; or technological developments; and other risks discussed in more detail in Item 1A: “Risk Factors”, all of which could cause the Company's actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management's analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (the “SEC”) which are available on our website at www.enterprisebank.com.

PART 1

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

•
Valley Capital Bank (“Valley Capital”) - On December 11, 2009, the Bank acquired certain assets and assumed certain liabilities of Valley Capital, a full service community bank that was headquartered in Mesa, Arizona.  Under the terms of the purchase and assumption agreement, the Bank acquired tangible assets of approximately $44.1 million and assumed liabilities of approximately $43.4 million.  The FDIC will reimburse the Bank for 80% of the losses on Covered Assets up to $11.0 million and 95% of the losses on Covered Assets exceeding $11.0 million.

•
Home National Bank (“Home National”) - On July 9, 2010, the Bank acquired approximately $256.0 million in Arizona-originated assets from the FDIC in connection with the failure of Home National, an Oklahoma bank with operations in Arizona. Under the terms of the loan sale agreement, the Bank acquired the loans originated and other real estate at a discount of 12.5%. The Bank did not assume any deposits or acquire any branches or other assets of Home National in the transaction. The FDIC will reimburse the Bank for 80% of all losses on Covered Assets.

•
Legacy Bank (“Legacy”) - On January 7, 2011, the Bank acquired certain assets and assumed certain liabilities of Legacy, a full service community bank that was headquartered in Scottsdale, Arizona.  Under the terms of the purchase and assumption agreement, the Bank acquired tangible assets of approximately $131.9 million and assumed liabilities of approximately $130.0 million.  In addition, the Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. The FDIC will reimburse the Bank for 80% of all losses on Covered Assets.

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

Results of Legacy will be reflected in our financial results beginning in 2011. See Note 24 - Subsequent Events for more information.

On January 20, 2010, we sold our life insurance subsidiary, Millennium Brokerage Group, LLC (“Millennium”), for $4.0 million in cash. We acquired 60% of Millennium in October 2005 and acquired the remaining 40% in December 2007. As a result of the sale, Millennium is reported as a discontinued operation for all periods presented herein.

2010 Capital Raise
On January 25, 2010, we completed the sale of 1,931,610 shares, or $15.0 million, of our common stock in a private placement offering. In the first quarter of 2010, the proceeds of the offering were injected into the Bank to further strengthen the Bank's capital position.

Available Information
Our website is www.enterprisebank.com. Various reports provided to the SEC including our annual reports, quarterly reports, current reports and proxy statements are available free of charge on our website. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC's website at http://www.sec.gov.

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

The wealth management line of business includes the Company's trust operations and Missouri state tax credit brokerage activities. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”) provides financial planning, advisory, investment management and trust services to businesses, individuals, institutions and non-profit organizations. Business financial services are focused in the areas of retirement plans, management compensation and management succession planning. Personal advisory services include estate planning, financial planning, business succession planning and retirement planning services. State tax credit brokerage activities consist of the acquisition of Missouri state tax credits and sale of these tax credits to clients.

Key success factors in pursuing our strategy include a focused and relationship-oriented distribution and sales approach, emphasis on growing wealth management revenues, prudent credit and interest rate risk management, advanced technology and tightly managed expense growth.

Building long-term client relationships - Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of business owners and associated relationships. Those relationships are maintained, cultivated and expanded over time by banking officers who generally are highly experienced. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), the Federal Reserve, and by issuing brokered certificates of deposits, priced at or below alternative cost of funds.

Growing Wealth Management business - Enterprise Trust offers a wide range of fiduciary, investment management and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy.

Capitalizing on technology - We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, check and document imaging, as well as a 24-hour voice response system. Other services currently offered by the Bank include controlled disbursements, repurchase agreements and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, often creating a competitive advantage over larger, nationwide banks. Technology is also extensively utilized in internal systems, operational support functions to improve customer service, and management reporting and analysis.

Maintaining asset quality - The Company monitors asset quality through ongoing, multiple-level formal reviews of loans in each market. These reviews are overseen by the Company's credit administration department. In addition, the Bank's loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the audit committee of our board of directors.

Expense management - The Company manages expenses carefully through detailed budgeting and expense approval processes. We measure the “efficiency ratio” as a benchmark for improvement. The efficiency ratio is equal to noninterest expense divided by total revenue (net interest income plus noninterest income). Continued improvement is targeted to increase earnings per share and generate higher returns on equity.

Market Areas and Approach to Geographic Expansion
We operate in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company, as part of its expansion effort, plans to continue its strategy of operating branches with larger average deposits, and employing experienced staff who are compensated on the basis of performance and customer service.

St. Louis - We have four Enterprise banking facilities in the St. Louis metropolitan area. The St. Louis region enjoys a stable, diverse economic base and is ranked the 18th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and 53,000 households with investable assets of $1.0 million or more. We are the largest publicly-held, locally headquartered bank in this market.

Kansas City - At December 31, 2010, we had seven banking facilities in the Kansas City Market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and 38,000 households with investible assets of $1.0 million or more.

Phoenix - As described above, since December 2009, we have completed three FDIC-assisted transactions in the Phoenix market. At December 31, 2010, we had two full service branches in the Phoenix metropolitan area. In conjunction with the Legacy Bank acquisition, two additional Bank branches opened in Scottsdale in January 2011. See Note 2 - Acquisitions and Divestitures and Note 24 - Subsequent Events for more information.

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

Supervision and Regulation

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy and “Bank Subsidiary - Community Reinvestment Act” below for more information on Community Reinvestment.

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

United States Department of the Treasury Capital Purchase Program: On December 19, 2008, the Company received an investment of approximately $35.0 million from the U.S. Treasury under the Capital Purchase Program (“CPP” or the “Capital Purchase Program”). In exchange for the investment, the Company issued and sold to the U.S. Treasury (i) 35,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 324,074 shares of common stock, par value $.01 per share, of the Company's common stock, at an initial exercise price of $16.20 per share, subject to certain anti-dilution and other adjustments (the “CPP Warrant”).

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

Dividend Restrictions: In addition to the restrictions imposed by the CPP on our ability to pay dividends to holders of our common stock, under Federal Reserve Board policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve Board policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

To fund this program, pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based deposit insurance premium system that provides for quarterly assessments. To restore its reserve ratio, the FDIC raised the base annual assessment rate for all institutions in 2009. As a result of this increase, institutions pay an assessment of between 12 and 77.5 basis points depending on the institution's risk classification. Under the new assessment structure, the Bank's average annual assessment during 2010 was 15.48 basis points. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher-risk classifications pay assessments at higher rates than institutions that pose a lower risk. Each institution's assessment rate is further adjusted based on the institution's reliance on brokered deposits and/or other secured liabilities and the amount of unsecured debt.

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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is sufficient to reserve for estimated loan losses and risks inherent in the loan portfolio. We continue to monitor the adequacy of our loan loss allowance and may need to increase it if economic conditions continue to deteriorate. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we will need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income or an increase in net loss and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to accounting for loans we acquired in FDIC assisted transactions. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

We may face risks related to recent restatements of our financial statements.
As described in more detail in the Explanatory Note at the beginning of this Form 10-K/A, we have restated our consolidated financial statements for the year ended December 31, 2010 and for the first three quarters of 2011 and 2010 to correct errors in calculation of income on covered assets and to make other adjustments specified in the Explanatory Note. Companies that restate their financial statements sometimes face litigation claims and/or enforcement proceedings by the SEC following such a restatement. We could face monetary judgments, penalties or other sanctions which could adversely affect our financial condition, results of operations or cash flows of the Company or any of its subsidiaries and could cause our stock price to decline.

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
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance and the Federal Reserve, and separately the FDIC as insurer of the Bank's deposits, have authority to compel or restrict certain actions if the Bank's capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank's operations; limiting the rate of interest it may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession and closing and liquidating the Bank. See “Supervision and Regulation”.

Changes in government regulation and supervision may increase our costs.
Our operations are subject to extensive regulations by federal, state and local governmental authorities. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. We are now also subject to supervision, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General for the Troubled Asset Relief Program (“TARP”) by virtue of our participation in the Capital Purchase Program. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Any future increases in FDIC insurance premiums might adversely impact our earnings.
In 2009, the FDIC charged a “special assessment” on each insured depository institution's assets minus Tier 1 capital. Our special assessment amounted to $$1.1 million. In 2009, the FDIC also raised our annual assessment rate by 9.11 basis points to an average of 15.43 basis points. Our average annual assessment rate in 2010 was 15.48 basis points. It is possible that the FDIC may impose additional special assessments in the future or further increase our annual assessment, which could adversely affect our earnings.

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
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee's skills, knowledge of our market, business relationships and the difficulty of promptly finding qualified replacement personnel.

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

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on the Bank's ability to distribute funds to us, which is also limited by various statutes and regulations.
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
We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The Company's board of directors has broad discretion regarding the type and price of such securities. A variety of factors, including financial market conditions, may influence the timing of any such issuance. To allow us to timely respond to opportunities to raise capital, we filed a shelf registration statement on Form S-3 which became effective on July 1, 2009. Under Rule 415 of the Securities Act of 1933, we have until July 1, 2012 to issue securities pursuant to this registration statement.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market, or the perception that such sales could occur. Holders of our common stock do not have anti-dilution or preemptive rights under the Delaware General Corporation Law, as amended (“DGCL”), the Company's certificate of incorporation (as amended and together with all certificates of designations) or by-laws. Shares of our common stock are not redeemable and have no subscription or conversion rights.

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

As discussed in Item 8, Note 14 - Litigation and Other Claims, subsequent to the Original filing, the Company was named as a defendant in several lawsuits, one of which arises from the Restatement. See Note 14 for more information concerning such subsequently filed lawsuits and the possible effects on our business.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC”. Below are the dividends declared by quarter along with what the Company believes are the high and low closing sales prices for the common stock. There may have been other transactions at prices not known to the Company. As of March 1, 2011, the Company had 595 common stock shareholders of record and a market price of $12.81 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2010, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the Company's shareholders	902,932	$15.71	705,194
Equity compensation plans not approved by the Company's shareholders	—	—	—
Total	902,932 (1)	$15.71	705,194 (2)

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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2005 through December 31, 2010. The graph compares the Company's common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2005 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Enterprise Financial Services Corp	100.00	144.58	106.57	69.02	35.72	49.54
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

*Source: SNL Financial L.C.  Used with permission.  All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2010. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. As discussed in the Explanatory Note and Item 8, Note 25 - Restatement of Consolidated Financial Statements of this Amended Filing, the Company has restated previously issued audited consolidated financial statements for the year ended December 31, 2010. All affected amounts included in the following Selected Financial Data have been restated.

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
EARNINGS SUMMARY:
Interest income	$116,394	$118,486	$127,021	$130,249	$98,545
Interest expense	32,411	48,845	60,338	69,242	47,308
Net interest income	83,983	69,641	66,683	61,007	51,236
Provision for loan losses	33,735	40,412	26,510	5,120	2,273
Noninterest income	18,360	19,877	20,341	12,852	9,897
Noninterest expense	62,212	98,427	48,776	44,695	37,754
Income (loss) from continuing operations	6,396	(49,321)	11,738	24,044	21,107
Income tax expense (benefit) from continuing operations	823	(2,650)	3,672	8,098	7,357
Net income (loss) from continuing operations	5,573	(46,671)	8,066	15,946	13,750
Net income (loss)	$5,573	$(47,955)	$1,848	$17,255	$15,379
PER SHARE DATA:
Basic earnings (loss) per common share:
From continuing operations	$0.21	$(3.82)	$0.63	$1.30	$1.25
Total	0.21	(3.92)	0.14	1.41	1.40
Diluted earnings (loss) per common share:
From continuing operations	0.21	(3.82)	0.63	1.27	1.21
Total	0.21	(3.92)	0.14	1.37	1.35
Cash dividends paid on common shares	0.21	0.21	0.21	0.21	0.18
Book value per common share	9.89	10.25	14.33	13.91	11.50
Tangible book value per common share	9.67	9.97	10.27	8.81	8.40
BALANCE SHEET DATA:
Ending balances:
Portfolio loans not covered under FDIC loss share	1,766,351	1,818,481	2,201,457	1,784,278	1,376,452
Portfolio loans covered under FDIC loss share at fair value	121,570	13,644	—	—	—
Allowance for loan losses	42,759	42,995	33,808	22,585	17,475
Goodwill	2,064	2,064	48,512	57,177	29,983
Intangibles, net	1,223	1,643	3,504	6,053	5,789
Assets	2,800,199	2,365,655	2,493,767	2,141,329	1,600,004
Deposits	2,297,721	1,941,416	1,792,784	1,585,013	1,315,508
Subordinated debentures	85,081	85,081	85,081	56,807	35,054
Borrowings	226,633	167,438	392,926	312,427	105,481
Shareholders' equity	179,801	163,912	214,572	172,515	132,683
Average balances:
Loans not covered under FDIC loss share	1,782,023	2,097,028	2,001,073	1,599,596	1,214,436
Loans covered under FDIC loss share	71,152	1,244	—	—	—
Earning assets	2,260,858	2,334,697	2,125,581	1,723,214	1,355,704
Assets	2,454,023	2,462,237	2,298,882	1,856,466	1,440,685
Interest-bearing liabilities	1,957,390	2,025,339	1,883,904	1,469,258	1,110,845
Shareholders' equity	178,631	177,374	182,175	160,783	112,633
SELECTED RATIOS:
Return on average common equity	2.12%	(34.51)%	0.98%	10.73%	13.65%
Return on average assets	0.13	(2.05)	0.08	0.93	1.07
Efficiency ratio	60.79	109.95	56.05	60.51	61.76
Average common equity to average assets	5.97	5.92	7.89	8.65	7.78
Yield on average interest-earning assets	5.19	5.15	6.04	7.63	7.34
Cost of interest-bearing liabilities	1.66	2.41	3.20	4.71	4.26
Net interest rate spread	3.53	2.74	2.84	2.92	3.08
Net interest rate margin	3.76	3.06	3.20	3.61	3.85
Nonperforming loans to total loans	2.46	2.10	1.61	0.71	0.47
Nonperforming assets to total assets	2.98	2.69	1.98	0.73	0.50
Net chargeoffs to average loans	1.83	1.42	0.76	0.13	0.10
Allowance for loan losses to total loans	2.26	2.35	1.54	1.27	1.27
Dividend payout ratio - basic	55.99	(5.62)	144.02	15.29	12.85

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed in the Explanatory Note and Item 8, Note 25 - Restatement of Consolidated Financial Statements of this Amended Filing, the Company has restated our previously issued audited consolidated financial statements for the year ended December 31, 2010. Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

INTRODUCTION
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2010. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

EXECUTIVE SUMMARY
This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

2010 Operating Results
For 2010, we reported net income of $5.6 million compared to a net loss of $48.0 million in 2009. The net loss for 2009 was primarily attributable to a $45.4 million non-cash accounting charge to eliminate goodwill related to the Company's banking segment. After deducting preferred stock dividends, net income available to common shareholders was $3.1 million, or $0.21 per diluted share, compared to a net loss available to common shareholders of $50.4 million, or $3.92 per diluted share in 2009.

On July 9, 2010, the Bank acquired approximately $256.0 million in assets from the FDIC in connection with the failure of Home National Bank, an Oklahoma bank with operations in Arizona. The Company acquired the loans originated and other real estate at a discount of 12.5%. As part of the purchase transaction, the Bank and the FDIC entered into a loss sharing agreement on the assets acquired. The Bank did not assume any deposits or acquire any branches or other assets of Home National in the transaction. The asset purchase contributed approximately $11.8 million to the 2010 pre-tax results. See Note 2 - Acquisitions and Divestitures for more information.

On a pre-tax, pre-provision basis, the Company's operating income from continuing operations was $43.7 million, for the year 2010 compared to $31.9 million in 2009. The pre-tax earnings associated with the Home National asset purchase drove most of the increased earnings from 2009. In addition to the acquisition impact, results for 2010 were favorably impacted by lower provision for loan losses, level loan yields, and decreasing deposit costs. Finally, Wealth management revenues continue to improve, with revenues growing steadily in each of the past four quarters.

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

	For the Quarter Ended

	December 31,	September 30,	June 30,	March 31,	Total Year
(In thousands)	2010	2010	2010	2010	2010
Pre-tax income (loss) from continuing operations	$6,687	$4,384	$372	$(5,047)	$6,396
Sales and fair value writedowns of other real estate	2,683	1,606	678	586	5,553
Sale of securities	(781)	(124)	(525)	(557)	(1,987)
Income (loss) before income tax	8,589	5,866	525	(5,018)	9,962
Provision for loan losses	3,325	7,650	8,960	13,800	33,735
Pre-tax, pre-provision income from continuing operations	$11,914	$13,516	$9,485	$8,782	$43,697

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,	Total Year
(In thousands)	2009	2009	2009	2009	2009
Pre-tax income (loss) from continuing operations	$8	$7,003	$(1,634)	$(54,698)	$(49,321)
Goodwill impairment charge	—	—	—	45,377	45,377
Sales and fair value writedowns of other real estate	1,166	602	508	549	2,825
Sale of securities	(3)	—	(636)	(316)	(955)
Gain on extinguishment of debt	(2,062)	(5,326)	—	—	(7,388)
FDIC special assessment (included in Other noninterest expense)	—	(105)	1,100	—	995
Income (loss) before income tax	(891)	2,174	(662)	(9,088)	(8,467)
Provision for loan losses	8,400	6,480	9,073	16,459	40,412
Pre-tax, pre-provision income from continuing operations	$7,509	$8,654	$8,411	$7,371	$31,945

On January 7, 2011, the Bank continued its expansion into the Arizona market through an FDIC-assisted transaction in which the Bank acquired certain assets and assumed certain liabilities of Legacy Bank of Scottsdale, Arizona. See Item 8, Note 24 - Subsequent Events for more information.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 8, Note 20 - Segment Reporting. Unless otherwise noted, this discussion excludes discontinued operations.

Banking
For 2010, the Banking segment recorded net income of $10.4 million compared to a net loss of $43.2 million for 2009. Excluding the non-tax deductible goodwill impairment of $45.4 million, the Banking segment recorded net income of $2.2 million for 2009. Below is a summary of 2010:

•
Loan demand - Portfolio loans were $1.888 billion at December 31, 2010, including $121.6 million of loans covered under FDIC loss share agreements. Excluding the loans covered under loss share, portfolio loans decreased $52.1 million, or 3%, from December 31, 2009.

While loan pipelines strengthened in the last six months, particularly in the St. Louis market, payoffs and paydowns more than offset the new loans generated in the year. In 2010, the Company continued to decrease its exposure to non-owner occupied commercial real estate, Construction, and Residential real estate while slightly increasing the Commercial and Industrial loan category.

	December 31,
(in thousands)	2010		2009
Commercial and industrial	593,938	31%	553,988	30%
Commercial real estate - Investor Owned	444,724	24%	470,621	26%
Commercial real estate - Owner Occupied	331,544	18%	346,711	19%
Construction real estate	190,285	10%	221,397	12%
Residential real estate	189,484	10%	209,743	11%
Consumer & other	16,376	1%	16,021	1%
Portfolio loans covered under FDIC loss share	121,570	6%	13,644	1%
Total loan portfolio	1,887,921	100%	1,832,125	100%

We expect modest loan growth in 2011 as business activity should improve slightly and additional capacity from new hires and more focused sales teams take effect.

•
Deposit growth - During 2010, we focused on growing our core deposit base and increasing our percentage of non-interest bearing deposits. We utilized incentive programs to focus our associates on deposit gathering efforts and aggressively managed deposit rates to achieve this objective.

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

•
Asset quality - Nonperforming loans were $46.4 million, or 2.46%, of portfolio loans at December 31, 2010. The allowance for loan losses was $42.8 million, or 2.26%, of portfolio loans versus $43.0 million, or 2.35% of portfolio loans, at the end of 2009. In 2010, we incurred $34.0 million of net charge-offs, or 1.83% of average loans compared to $29.8 million of net charge-offs, or 1.42% of average loans in 2009.

Provision for loan losses was $33.7 million for 2010 compared to $40.4 million for 2009. The decrease in provision was due to fewer risk rating downgrades and lack of net loan growth. Excluding the loans under FDIC loss share agreements, the Company's watch list credits as a percentage of total loans have remained relatively flat since year end 2009. The Company continues to monitor loan portfolio risk closely. See Provision for Loan Losses and Nonperforming Assets below for more information.

Excluding the loans under FDIC loss share agreements, the Company expects modest improvement in nonperforming loan levels and loss rates in 2011.

•
Net Interest Rate Margin - Our fully tax-equivalent net interest rate margin was 3.76% for 2010 versus 3.06% for 2009. The net interest margin was favorably impacted by lower deposit costs, and the net interest income generated by the loans acquired in the Home National asset purchase. Absent the purchased loans, the net interest margin was 3.57%, a 0.51% improvement over 2009.

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

•
Trust revenues - Revenues from the Trust division increased $1.9 million, or 42%, over 2009. The increase in Trust revenue was attributable to higher account asset values, several estate planning-related insurance sales, and generally improving sales momentum in the Trust organization. Trust assets under administration were $1.499 billion at December 31, 2010 compared to $1.280 billion at December 31, 2009, a 17% increase over one year ago.

•
State tax credit brokerage activities - In 2010, revenue from state tax credit brokerage activities were $2.3 million, a $1.2 million, or 117% increase over 2009. The net effects from fair value adjustments on the tax credit assets and related interest rate caps used to economically hedge the tax credits represents $1.1 million of the increase. Tax credit sales in the fourth quarter of 2010 were lower than expected due to the timing of customer purchases.

RESULTS OF CONTINUING OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2010 vs. 2009
Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest earning and other assets. The amount of net interest income is affected by changes in interest rates and by the amount and composition of interest-earning assets and interest-bearing liabilities, such as the mix of fixed vs. variable rate loans. When and how often loans and deposits mature and re-price also impacts net interest income.

Net interest spread and net interest rate margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest rate margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest rate margin exceeds the interest rate spread because noninterest-bearing sources of funds (net free funds), principally demand deposits and shareholders' equity, also support earning assets.

Net interest income (on a tax-equivalent basis) increased $13.6 million, or 19%, from $71.4 million for 2009 to $85.0 million for 2010. Total interest income decreased $2.8 million and total interest expense decreased $16.4 million.

Average interest-earning assets were $2.261 billion in 2010, a decrease of $73.8 million, or 3%, from 2009. Loans accounted for the majority of the reduction, decreasing by $245.1 million, or 12%, to $1.853 billion. The decrease in loans was partially offset by an increase in securities and short-term investments of $171.3 million, or 72% to $407.7 million. Interest income decreased $4.4 million due to volume declines and increased by $1.6 million due to the impact of rates, for a net decrease of $2.8 million versus 2009.

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

For the year ended December 31, 2010, the tax-equivalent net interest rate margin was 3.76% compared to 3.06% for 2009. The net interest margin was favorably impacted by lower deposit costs and the net interest income generated by the loans acquired in the Home National asset purchase. Approximately 0.26% of the increase is related to the loan participation restatement which decreased the 2009 interest rate margin. See Item 8, Note 2 - Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information.

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

Approximately $30.0 million of deposits associated with a former branch in DeSoto, Kansas are included for seven months of 2008.

	For the years ended December 31,
	2010			2009			2008
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,751,459	$95,798	5.47%	$2,043,202	$109,413	5.35%	$1,958,806	$119,018	6.08%
Tax-exempt loans (2)	30,564	2,621	8.58	53,826	4,868	9.04	42,267	3,850	9.11
Covered loans (3)	71,152	10,924	15.35	1,244	38	3.05	—	—	—
Total loans	1,853,175	109,343	5.90	2,098,272	114,319	5.45	2,001,073	122,868	6.14
Taxable investments in debt and equity securities	276,493	7,458	2.70	172,815	5,778	3.34	111,902	5,268	4.71
Non-taxable investments in debt and equity securities (2)	5,132	245	4.77	634	37	5.84	804	48	5.97
Short-term investments	126,058	380	0.30	62,976	136	0.22	11,802	254	2.15
Total securities and short-term investments	407,683	8,083	1.98	236,425	5,951	2.52	124,508	5,570	4.47
Total interest-earning assets	2,260,858	117,426	5.19	2,334,697	120,270	5.15	2,125,581	128,438	6.04
Noninterest-earning assets:
Cash and due from banks	11,800			23,959			40,349
Other assets	227,038			146,674			159,832
Allowance for loan losses	(45,673)			(43,093)			(26,880)
Total assets	$2,454,023			$2,462,237			$2,298,882

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$190,275	$847	0.45%	$122,563	$662	0.54%	$121,371	$1,554	1.28%
Money market accounts	701,360	6,245	0.89	636,350	6,079	0.96	687,867	13,786	2.00
Savings	10,022	35	0.35	9,147	35	0.38	9,594	55	0.57
Certificates of deposit	784,369	15,740	2.01	786,631	23,427	2.98	588,561	24,525	4.17
Total interest-bearing deposits	1,686,026	22,867	1.36	1,554,691	30,203	1.94	1,407,393	39,920	2.84
Subordinated debentures	85,081	4,954	5.82	85,081	5,171	6.08	58,851	3,536	6.01
Borrowed funds	186,283	4,590	2.46	385,567	13,471	3.49	417,660	16,882	4.04
Total interest-bearing liabilities	1,957,390	32,411	1.66	2,025,339	48,845	2.41	1,883,904	60,338	3.20
Noninterest bearing liabilities:
Demand deposits	305,887			250,435			221,925
Other liabilities	12,115			9,089			10,878
Total liabilities	2,275,392			2,284,863			2,116,707
Shareholders' equity	178,631			177,374			182,175
Total liabilities & shareholders' equity	$2,454,023			$2,462,237			$2,298,882
Net interest income		$85,015			$71,425			$68,100
Net interest spread			3.53%			2.74%			2.84%
Net interest rate margin (4)			3.76			3.06			3.20

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

Approximately $30.0 million of deposits associated with a former branch in DeSoto, Kansas are included for seven months of 2008.

	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$(15,915)	$2,300	$(13,615)	$4,966	$(14,571)	$(9,605)
Tax-exempt loans (3)	(2,007)	(240)	(2,247)	1,045	(27)	1,018
Covered loans	10,149	737	10,886	38	—	38
Taxable investments in debt and equity securities	2,960	(1,280)	1,680	2,326	(1,816)	510
Non-taxable investments in debt and equity securities (3)	216	(8)	208	(10)	(1)	(11)
Short-term investments	175	69	244	281	(399)	(118)
Total interest-earning assets	$(4,422)	$1,578	$(2,844)	$8,646	$(16,814)	$(8,168)

Interest paid on:
Interest-bearing transaction accounts	$317	$(132)	$185	$15	$(907)	$(892)
Money market accounts	596	(430)	166	(964)	(6,743)	(7,707)
Savings	3	(3)	—	(3)	(17)	(20)
Certificates of deposit	(67)	(7,620)	(7,687)	6,979	(8,077)	(1,098)
Subordinated debentures	—	(217)	(217)	1,594	41	1,635
Borrowed funds	(5,656)	(3,225)	(8,881)	(1,233)	(2,178)	(3,411)
Total interest-bearing liabilities	(4,807)	(11,627)	(16,434)	6,388	(17,881)	(11,493)
Net interest income	$385	$13,205	$13,590	$2,258	$1,067	$3,325

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
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

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
(in thousands)	2010	2009	2008	Change 2010 over 2009	Change 2009 over 2008
Wealth Management revenue	$6,414	$4,524	$5,916	$1,890	$(1,392)
Service charges on deposit accounts	4,739	5,012	4,376	(273)	636
Other service charges and fee income	1,128	963	1,000	165	(37)
Sale of branches/charter	—	—	3,400	—	(3,400)
Sale of other real estate	79	(436)	552	515	(988)
State tax credit activity, net	2,250	1,035	4,201	1,215	(3,166)
Sale of securities	1,987	955	161	1,032	794
Extinguishment of debt	—	7,388	—	(7,388)	7,388
Miscellaneous income	1,763	436	735	1,327	(299)
Total noninterest income	$18,360	$19,877	$20,341	$(1,517)	$(464)

Comparison 2010 vs. 2009
The 2009 results include a $7.4 million pre-tax gain from the extinguishment of debt. See Item 8, Note 2 - Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information. Excluding the gain on extinguishment of debt, noninterest income increased $5.9 million, or 47%, during 2010.

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

Comparison 2009 vs. 2008
Noninterest income decreased 2% during 2009. The 2009 results include a $7.4 million pre-tax gain from the extinguishment of debt. See Item 8, Note 2 - Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information. The 2008 results include a $3.4 million pre-tax gain on the sale of the Great American charter along with the Desoto, Kansas and the Liberty, Missouri branches. Excluding these amounts, noninterest income decreased $4.5 million, or 26%, during 2009. This decrease is mainly due to lower wealth management revenue and lower gains from the state tax credit activities.

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

The decrease in Miscellaneous income resulted from a $530,000 loss realized in 2009 from the termination of two interest rate swaps and a $638,500 gain recognized in 2008 for ineffectiveness related to a terminated cash flow hedge. See Item 8, Note 7 - Derivative Financial Instruments for more information.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense.

	Years ended December 31,
(in thousands)	2010	2009	2008	Change 2010 over 2009	Change 2009 over 2008
Employee compensation and benefits	28,317	25,969	27,656	2,348	(1,687)
Occupancy	4,297	4,709	3,985	(412)	724
Furniture and equipment	1,393	1,425	1,390	(32)	35
Data processing	2,234	2,147	2,139	87	8
Communications	554	556	536	(2)	20
Director related expense	607	459	481	148	(22)
Meals and entertainment	1,258	1,037	1,181	221	(144)
Marketing and public relations	902	504	674	398	(170)
FDIC and other insurance	4,402	4,204	1,617	198	2,587
Amortization of intangibles	420	482	599	(62)	(117)
Goodwill impairment charges	—	45,377	—	(45,377)	45,377
Postage, courier, and armored car	769	772	863	(3)	(91)
Professional, legal, and consulting	1,736	2,278	1,971	(542)	307
Loan, legal and other real estate expense	9,941	4,788	1,717	5,153	3,071
Other taxes	635	566	542	69	24
Other	4,747	3,154	3,425	1,593	(271)
Total noninterest expense	$62,212	$98,427	$48,776	$(36,215)	$49,651

Comparison of 2010 vs. 2009
Noninterest expense decreased $36.2 million, or 37%, in 2010. The decrease was primarily due to a $45.4 million goodwill impairment charge associated with the banking segment in 2009. Excluding the goodwill impairment charge, noninterest expenses increased $9.2 million, or 17%. The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2010 was 61%. Excluding the goodwill impairment charge, the efficiency ratio was 59% in 2009.

Employee compensation and benefits. Employee compensation and benefits increased $2.3 million, or 9%, over 2009. Employee compensation and benefits increased primarily due the recruitment of several prominent St. Louis bankers, higher variable compensation accruals, and staff additions to support our Arizona acquisition activity.

All other expense categories. Excluding the goodwill impairment charge, all other expense categories increased $6.8 million, or 25%, over 2009. With the exception of loan, legal and other real estate expenses, most categories of expenses were relatively flat year over year.

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

In 2010, we elected to record Wealth Management revenue on a gross basis resulting in a $971,000 increase in Other expenses offset by a related $971,000 increase in Wealth Management revenue. Other expenses in 2010 also include a $250,000 accrual for a potential fraud loss on a depository account.

Comparison of 2009 vs. 2008
Noninterest expense increased $49.7 million, or 102%, in 2009. The increase was primarily due to a $45.4 million goodwill impairment charge associated with the banking segment. Excluding the goodwill impairment charge, noninterest expenses increased $4.3 million, or 9%. The Company's efficiency ratio for 2009 was 110%. Excluding the goodwill impairment charge, the efficiency ratio was 59%, compared to 56% in 2008.

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

FDIC and other insurance increased $2.6 million primarily due to additional FDIC premiums for the FDIC special assessment and newly implemented rate structure. On December 29, 2009, we were required to prepay an estimated quarterly risk-based assessment for fourth quarter 2009 and for all of 2010, 2011 and 2012. The prepayment amount was $11.5 million, which will be expensed over the subsequent three years. See “Supervision and Regulation - Deposit Insurance Fund” in Part I - Item I for more information.

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

For 2009, net loss from discontinued operations was $1.3 million, compared to a net loss of $6.2 million from discontinued operations in 2008. The 2008 loss includes $9.2 million of pre-tax goodwill impairment charges and lower levels of paid premium sales and lower sales margins which significantly reduced Millennium's operating results.

Income Taxes
In 2010, the Company recorded income tax expense of $823,000 on pre-tax income of $6.4 million, resulting in an effective tax rate of 12.9%. The following items were included in Income tax expense (benefit) and impacted the 2010 effective tax rate:

•	the expiration of the statute of limitations for the 2006 tax year warranted the release of $341,000 of reserves related to certain state tax positions;

•	recognition of federal tax benefits of $729,000 related to low income housing tax credits from limited partnership interests.

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

•	the expiration of the statute of limitations for the 2005 tax year warranted the release of $324,000 of reserves related to certain state tax positions;

•	reserves associated with various tax benefits of $115,000 related to certain federal tax items were released;

•	recognition of federal tax benefits of $720,000 related to low income housing tax credits from a limited partnership interest.

FINANCIAL CONDITION

Comparison for December 31, 2010 and 2009
Total assets at December 31, 2010 were $2.8 billion compared to $2.4 billion at December 31, 2009, an increase of $434.5 million, or 18%. The increase was due to a $186.7 million increase in cash and cash equivalents, a $79.1 million increase in securities available for sale, a $55.8 million increase in portfolio loans, a $77.4 million increase in the FDIC loss share receivable, $9.9 million of additional state tax credits, held for sale, and $20.0 million of additional bank-owned life insurance.

At December 31, 2010, portfolio loans totaled $1.9 billion, an increase of $55.8 million, or 3% from December 31, 2009. For the year, Portfolio loans covered by FDIC loss share agreements increased $107.9 million to $121.6 million, while portfolio loans not covered by FDIC loss share declined $52.1 million.

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

At December 31, 2010, deposits were $2.3 billion, an increase of $356.3 million, or 18%, from $1.9 billion at December 31, 2009. Total brokered CD's at December 31, 2010 were $156.7 million compared to $156.2 million at December 31, 2009.

Other borrowings at December 31, 2010 and 2009 represent customer repurchase agreements.

On January 25, 2010, the Company completed the sale of 1,931,610 shares, or $15.0 million of its common stock in a private placement offering.

Loans
Excluding loans covered under FDIC loss share agreement, portfolio loans, less unearned loan fees, decreased $52.1 million, or 3% during 2010. Commercial & Industrial loans increased 7.2% during the year and represent more than 30% of the loan portfolio at December 31, 2010. The Company's lending strategy emphasizes commercial, residential real estate, and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis, Kansas City and Phoenix metropolitan markets. Consumer lending, including residential real estate, is minimal. Payoffs and paydowns, along with higher net charge-offs contributed to the decline in loan balances.

A common underwriting policy is employed throughout the Company. Lending to small and medium sized businesses is riskier from a credit perspective than lending to larger companies, but the risk is appropriately considered with higher loan pricing and ancillary income from cash management activities. As additional risk mitigation, the Company will generally hold only $12.0 million or less of aggregate credit exposure (both direct and indirect) with one borrower, in spite of a legal lending limit of over $68.0 million. There are five borrowing relationships where we have committed more than $10.0 million with the largest being a $20.0 million line of credit with minimal usage. For the $1.9 billion loan portfolio, the Company's average loan relationship size was just under $1.0 million, and the average note size is approximately $500,000.

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

The following table sets forth the composition of the Company's loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated.

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Commercial and industrial	$593,938	$553,988	$675,216	$549,479	$380,065
Real Estate:
Commercial	776,268	817,332	887,963	720,072	597,547
Construction	190,285	221,397	378,092	301,710	207,189
Residential	189,484	209,743	235,019	175,258	156,109
Consumer and other	16,376	16,021	25,167	37,759	35,542
Portfolio loans covered under FDIC loss share	121,570	13,644	—	—	—
Total Loans	$1,887,921	$1,832,125	$2,201,457	$1,784,278	$1,376,452

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Commercial and industrial	31.5%	30.2%	30.7%	30.8%	27.6%
Real Estate:
Commercial	41.1%	44.6%	40.3%	40.4%	43.4%
Construction	10.1%	12.1%	17.2%	16.9%	15.1%
Residential	10.0%	11.4%	10.7%	9.8%	11.3%
Consumer and other	0.9%	1.0%	1.1%	2.1%	2.6%
Portfolio loans covered under FDIC loss share	6.4%	0.7%	—%	—%	—%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial and industrial loans are made based on the borrower's character, experience, general credit strength, and ability to generate cash flows for repayment from income sources, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations. Commercial and industrial loans are primarily made to borrowers operating within the manufacturing industry.

Real estate loans are also based on the borrower's character, but more emphasis is placed on the estimated collateral values.

Excluding portfolio loans covered under FDIC loss share, approximately $298.7 million, or 38%, of commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our two primary metropolitan markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

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

Following is a further breakdown of our loan categories using Call report codes at December 31, 2010 and 2009:

	% of portfolio
	2010	2009
Real Estate:
Construction & Land Development	12%	12%

Commercial - Owner Occupied
Commercial & Industrial	17%	17%
Churches/ Schools/ Nursing Homes/ Other	2%	2%
Total	19%	19%

Commercial - Investor Owned
Retail	8%	8%
Commercial Office	7%	8%
Multi-Family Housing	3%	5%
Churches/ Schools/ Nursing Homes/ Other	3%	2%
Industrial/ Warehouse	4%	3%
Total	25%	26%

Residential:
Owner Occupied	7%	8%
Investor Owned	4%	4%
Total	11%	12%

Total Real Estate	67%	69%

Non Real Estate
Commercial & Industrial	32%	30%
Consumer & Other	1%	1%
Total Non Real Estate	33%	31%
Total	100%	100%

The Construction and Land Development category represents $222.7 million, or 12%, of the total loan portfolio. Within that category, there was $17.8 million of loans secured by raw ground, $114.9 million of commercial construction, and $90.0 million of residential construction.

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

The largest segments of the non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans. At December 31, 2010, we had $155.3 million of non-owner occupied permanent loans secured by retail properties. There were approximately 115 loan relationships in this category with an average outstanding loan balance of $1.3 million. The three largest loans outstanding at year end were an $8.1 million loan secured by various retail properties in Kansas City, a $7.0 million loan secured by a hotel in Arizona, and a $6.0 million loan secured by a commercial retail building in St. Louis.

At December 31, 2010, we had $137.2 million of non-owner occupied permanent loans secured by commercial office properties. There were approximately 90 loan relationships with an average outstanding loan balance of $1.4 million. The three largest loans outstanding at year end were an $8.7 million loan secured by a single tenant office building in Kansas City, a $6.0 million loan secured by several office properties in Kansas City, and a $6.0 million loan secured by an office building in St. Louis.

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

Loans at December 31, 2010 mature or reprice as follows:

	Loans Maturing or Repricing
(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total
Fixed Rate Loans (1) (2)
Commercial and industrial	$96,974	$134,752	$7,159	$238,885
Real estate:
Commercial	164,203	406,548	37,673	608,424
Construction	79,847	31,312	4,597	115,756
Residential	50,406	65,547	2,094	118,047
Consumer and other	5,388	1,740	—	7,128
Portfolio loans covered under FDIC loss share	12,568	36,772	6,943	56,283
Total	$409,386	$676,671	$58,466	$1,144,523
Variable Rate Loans (1)
Commercial and industrial	$226,891	$101,145	$27,017	$355,053
Real estate:
Commercial	69,350	82,936	15,558	167,844
Construction	63,444	10,733	352	74,529
Residential	34,776	9,866	26,795	71,437
Consumer and other	8,222	1,026	—	9,248
Portfolio loans covered under FDIC loss share	14,313	11,438	39,536	65,287
Total	$416,996	$217,144	$109,258	$743,398
Loans (1) (2)
Commercial and industrial	$323,865	$235,897	$34,176	$593,938
Real estate:
Commercial	233,553	489,484	53,231	776,268
Construction	143,291	42,045	4,949	190,285
Residential	85,182	75,413	28,889	189,484
Consumer and other	13,610	2,766	—	16,376
Portfolio loans covered under FDIC loss share	26,881	48,210	46,479	121,570
Total	$826,382	$893,815	$167,724	$1,887,921

(1) Loan balances include unearned loan (fees) costs, net.
(2) Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 61% of the loan portfolio at December 31, 2010 and 56% at December 31, 2009. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank's “prime rate” has been 4.00% since late 2008 when the Federal Reserve lowered the targeted Fed Funds rate to 0.25%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which has been 3.25% since late 2008. Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

Of the $233.6 million of commercial real estate loans maturing in one year or less, $141.2 million or 60% represents loans secured by non-owner occupied commercial properties.

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

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Various quantitative and qualitative factors are analyzed and provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income. The evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors that could affect probable credit losses. Assessing these numerous factors involves significant judgment and could be significantly impacted by the current economic conditions. Management considers the allowance for loan losses a critical accounting policy. See “Critical Accounting Policies” for more information.

In determining the allowance and the related provision for loan losses, three principal elements are considered:

1)	specific allocations based upon probable losses identified during a quarterly review of the loan portfolio,

2)	allocations based principally on the Company's risk rating formulas, and

3)	a qualitative adjustment based on subjective factors.

The first element reflects management's estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, if they are collateral dependent for collection. Otherwise, discounted cash flows are estimated and used to assign loss. At December 31, 2010 the allocated allowance for loan losses on individually impaired loans was $9.1 million, or 20% of the total impaired loans, with approximately 49% of the allocation being in the Commercial and Industrial segment. At December 31, 2009, the allocated allowance for loan losses on individually impaired loans was $8.1 million, or 21% of the total impaired loans, with the 50% of the allocation being in the Construction Real Estate segment.

The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is based on a loss migration analysis using the Company's loss experience and heavily weighting the most recent twelve months. The higher the rating assigned to a loan, the greater the loss allocation percentage that is applied.

The qualitative adjustment is based on management's evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the qualitative adjustment include the following:

•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

•	collateral values; and

•	findings of our loan monitoring process.

Executive management reviews these conditions quarterly in discussion with our entire lending staff. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the qualitative adjustment.

The allocation of the allowance for loan losses by loan category is a result of the analysis above. The allocation methodology applied by the Company, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus a qualitative adjustment, as determined by economic conditions and other qualitative and quantitative factors affecting the Company's borrowers, as described above.

Management believes that the allowance for loan losses is adequate at December 31, 2010.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2010	2009	2008	2007	2006
Allowance at beginning of period	$42,995	$33,808	$22,585	$17,475	$13,331
(Disposed) acquired allowance for loan losses	—	—	(50)	2,010	3,069
Release of allowance related to loan participations sold	—	(1,383)	—	—	—
Loans charged off:
Commercial and industrial	3,865	3,663	3,783	238	1,067
Real estate:
Commercial	15,482	5,710	1,384	43	25
Construction	12,148	15,086	8,044	705	—
Residential	4,391	5,931	2,367	1,418	504
Consumer and other	274	42	31	125	2
Total loans charged off	36,160	30,432	15,609	2,529	1,598
Recoveries of loans previously charged off:
Commercial and industrial	157	62	64	347	362
Real estate:
Commercial	1,001	66	—	15	1
Construction	314	28	241	25	—
Residential	536	422	56	17	31
Consumer and other	181	12	11	105	6
Total recoveries of loans	2,189	590	372	509	400
Net loan chargeoffs	33,971	29,842	15,237	2,020	1,198
Provision for loan losses	33,735	40,412	26,510	5,120	2,273

Allowance at end of period	$42,759	$42,995	$33,808	$22,585	$17,475

Excludes loans covered under FDIC loss share
Average loans	$1,782,023	$2,097,028	$2,001,073	$1,599,596	$1,214,437
Total portfolio loans	1,766,351	1,818,481	2,201,457	1,784,278	1,376,452
Net chargeoffs to average loans	1.91%	1.42%	0.76%	0.13%	0.10%
Allowance for loan losses to loans	2.42	2.36	1.54	1.27	1.27

Includes loans covered under FDIC loss share
Average loans	$1,853,175	$2,098,272	$2,001,073	$1,599,596	$1,214,437
Total portfolio loans	1,887,921	1,832,125	2,201,457	1,784,278	1,376,452
Net chargeoffs to average loans	1.83%	1.42%	0.76%	0.13%	0.10%
Allowance for loan losses to loans	2.26	2.35	1.54	1.27	1.27

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2010:

	December 31,
	2010		2009		2008		2007		2006
(in thousands)	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans
Commercial and industrial	$12,727	31.5%	$9,715	30.2%	$6,431	30.7%	$4,582	30.8%	$3,673	27.6%
Real estate:
Commercial	10,689	41.1%	19,600	44.7%	11,085	40.3%	7,229	40.4%	5,900	43.4%
Construction	8,407	10.1%	4,289	12.1%	7,886	17.2%	5,418	16.9%	2,970	15.1%
Residential	5,485	10.0%	3,859	11.4%	2,762	10.7%	2,632	9.8%	2,070	11.3%
Consumer and other	93	0.9%	45	0.9%	188	1.1%	438	2.1%	513	2.6%
Portfolio loans covered under FDIC loss share	—	6.4%	—	0.7%	—	—%	—	—%	—	—%
Not allocated	5,358		5,487		5,456		2,286		2,349
Total allowance	$42,759	100.0%	$42,995	100.0%	$33,808	100.0%	$22,585	100.0%	$17,475	100.0%

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

Nonperforming loans exclude credit-impaired loans that were acquired in the December 2009 and July 2010 FDIC-assisted transactions in Arizona. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 2 - Acquisition and Divestitures for more information on these loans.

Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management's practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed. Income is recorded only to the extent that a determination has been made that the principal balance of the loan is collectable and the interest payments are subsequently received in cash, or for a restructured loan, the borrower has made six consecutive contractual payments. If collectability of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.

The Company's nonperforming loans meet the definition of “impaired loans” under U.S. GAAP. As of December 31, 2010, 2009, and 2008, the Company had 43, 39, and 26 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	At December 31,
(in thousands)	2010	2009	2008	2007	2006
Non-accrual loans	$38,477	$37,441	$35,487	$12,720	$6,363
Loans past due 90 days or more and still accruing interest	—	—	—	—	112
Restructured loans	7,880	1,099	—	—	—
Total nonperforming loans	46,357	38,540	35,487	12,720	6,475
Foreclosed property (1)	25,373	22,918	13,868	2,963	1,500
Other bank owned assets	850	—	—	—	—
Total nonperforming assets (1)	$72,580	$61,458	$49,355	$15,683	$7,975

Excludes assets covered under FDIC loss share
Total assets	$2,800,199	$2,365,655	$2,493,767	$2,141,329	$1,600,004
Total portfolio loans	1,766,351	1,818,481	2,201,457	1,784,278	1,376,452
Total loans plus foreclosed property	1,792,574	1,841,399	2,215,325	1,787,241	1,377,952
Nonperforming loans to total loans	2.62%	2.12%	1.61%	0.71%	0.47%
Nonperforming assets to total loans plus foreclosed property	4.05	3.34	2.23	0.88	0.58
Nonperforming assets to total assets (1)	2.59	2.60	1.98	0.73	0.50

Includes assets covered under FDIC loss share
Total assets	$2,800,199	$2,365,655	$2,493,767	$2,141,329	$1,600,004
Total portfolio loans	1,887,921	1,832,125	2,201,457	1,784,278	1,376,452
Total loans plus foreclosed property	1,924,979	1,857,209	2,215,325	1,787,241	1,377,952
Nonperforming loans to total loans	2.46%	2.10%	1.61%	0.71%	0.47%
Nonperforming assets to total loans plus foreclosed property	4.33	3.43	2.23	0.88	0.58
Nonperforming assets to total assets	2.98	2.69	1.98	0.73	0.50

Allowance for loan losses to nonperforming loans	92.00%	112.00%	95.00%	178.00%	270.00%

(1)	Excludes assets covered under FDIC loss share agreements, except for their inclusion in total assets

Nonperforming loans
Nonperforming loans at December 31, 2010 and 2009 based on Call Report codes were as follows:

(in thousands)	2010	2009
Construction, Real Estate/Land Acquisition and Development	$9,934	$19,927
Commercial Real Estate - Investor Owned	10,935	5,869
Commercial Real Estate - Owner Occupied	2,024	5,093
Residential Real Estate	12,188	4,307
Commercial & Industrial	11,276	3,254
Consumer & Other	—	90
Total	$46,357	$38,540

The following table summarizes the changes in nonperforming loans by quarter for 2010 and 2009.

	2010
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$51,955	$46,550	$55,785	$38,540	$38,540
Additions to nonaccrual loans	15,877	19,373	15,440	39,663	90,353
Additions to restructured loans	3,430	2,286	454	611	6,781
Chargeoffs	(7,860)	(7,023)	(8,314)	(12,963)	(36,160)
Other principal reductions	(7,288)	(1,881)	(4,580)	(2,739)	(16,488)
Moved to Other real estate	(8,743)	(7,122)	(11,350)	(5,564)	(32,779)
Moved to Other bank owned assets	—	—	—	(955)	(955)
Moved to performing	(1,014)	(228)	—	(1,693)	(2,935)
Loans past due 90 days or more and still accruing interest	—	—	(885)	885	—
Nonperforming loans end of period	$46,357	$51,955	$46,550	$55,785	$46,357

	2009
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$46,982	$54,699	$54,421	$35,487	$35,487
Additions to nonaccrual loans	16,318	17,900	26,790	31,421	92,429
Additions to restructured loans	1,099	—	—	—	1,099
Chargeoffs	(11,519)	(6,254)	(5,018)	(7,051)	(29,842)
Other principal reductions	(559)	(4,113)	(5,252)	(2,596)	(12,520)
Moved to Other real estate	(11,339)	(9,903)	(11,497)	(978)	(33,717)
Moved to Other bank owned assets	—	—	—	—	—
Moved to performing	(2,442)	(5,347)	(4,745)	(1,862)	(14,396)
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Nonperforming loans end of period	$38,540	$46,982	$54,699	$54,421	$38,540

At December 31, 2010, the nonperforming loans represent 43 relationships. The largest of these is a $4.1 million commercial real estate loan. Five relationships comprise 45% of the nonperforming loans. Approximately 57% of the nonperforming loans were in the St. Louis market and 43% were in the Kansas City market.

At December 31, 2009, the nonperforming loans represent 39 relationships. The largest of these is a $4.0 million commercial real estate loan. Five relationships comprise 41% of the nonperforming loans. Approximately 52% of the nonperforming loans were in the Kansas City market, 47% were in the St. Louis market and less than 1% were in the Phoenix market. Approximately $5.3 million of the decline between third and fourth quarter of 2009 was the result of amending the loan participation agreements so that they qualified for sale accounting treatment. See Item 8, Note 2-Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information.

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

	2010
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$34,685	$25,884	$20,947	$25,084	$25,084
Additions and expenses capitalized to prepare property for sale	8,743	7,122	11,350	5,564	32,779
Additions from FDIC assisted transactions	4,871	5,469	—	113	10,453
Writedowns in fair value	(2,406)	(1,750)	(1,364)	(574)	(6,094)
Sales	(9,685)	(2,040)	(5,049)	(9,240)	(26,014)
Other real estate end of period	$36,208	$34,685	$25,884	$20,947	$36,208

	2009
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$19,273	$16,053	$13,251	$13,868	$13,868
Additions and expenses capitalized to prepare property for sale	11,342	9,915	11,788	1,155	34,200
Additions from FDIC assisted transactions	2,167	—	—	—	2,167
Writedowns in fair value	(587)	(688)	(506)	(608)	(2,389)
Sales	(7,111)	(6,007)	(8,480)	(1,164)	(22,762)
Other real estate end of period	$25,084	$19,273	$16,053	$13,251	$25,084

The writedowns in fair value were recorded in Loan legal and other real estate owned based on current market activity shown in the appraisals. In addition, the Company realized a net gain of $79,000 on sales of other real estate and recorded these gains as part of Noninterest income. Management believes it is prudent to sell these properties, rather than wait for an improved real estate market.

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $85.4 million, or 4.50% of total loans outstanding at December 31, 2010, compared to $83.2 million, or 4.54% of total loans outstanding at December 31, 2009. Potential problem loans represent those loans where payment of principal and interest is up-to-date and the loans are therefore, fully performing, but where some doubts exist as to the borrower's ability to continue to comply with present repayment terms. Given this level of potential problem loans combined with the Company's demonstrated ability to work through this adverse credit cycle so far, we believe that nonperforming asset levels will remain elevated in 2011.

Investments
At December 31, 2010, our portfolio of Securities available for sale was $361.5 million, or 13%, of total assets. This portfolio is primarily comprised of mortgage-backed pools, collateralized mortgage obligations, and U.S. government agency obligations. The size of the investment portfolio is generally 5 to 15% of total assets and will vary within that range based on liquidity. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. Securities available-for-

sale are carried at fair value, with related unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

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

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2010		2009		2008
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government agencies	$453	0.1%	$27,189	9.2%	—	—%
Obligations of U.S. Government sponsored enterprises	32,119	8.6%	75,814	25.6%	—	—%
Obligations of states and political subdivisions	17,676	4.7%	3,408	1.2%	772	0.7%
Residential mortgage-backed securities	311,298	83.4%	176,050	59.5%	95,659	88.4%
FHLB capital stock	7,633	2%	8,476	2.9%	7,517	6.9%
Other investments	4,645	1.2%	4,713	1.6%	4,367	4.0%
Total	$373,824	100.0%	$295,650	100.0%	$108,315	100.0%

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

The Company had no securities classified as trading at December 31, 2010, 2009, or 2008.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2010:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government agencies	$—	—%	$423	2.00%	$—	—%	$30	2.13%	$—	—%	$453	2.01%
Obligations of U.S. Government sponsored enterprises	5,019	1.53%	16,458	1.89%	10,642	2.01%	—	—%	—	—%	32,119	1.87%
Obligations of states and political subdivisions	1,578	2.28%	2,541	3.82%	8,146	3.89%	5,411	2.62%	—	—%	17,676	3.35%
Residential mortgage-backed securities	14,026	3.41%	222,954	2.26%	67,588	3.12%	6,730	4.01%	—	—%	311,298	2.54%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	7,633	3.50%	7,633	3.50%
Other investments	—	—%	—	—%	—	—%	—	—%	4,645	3.42%	4,645	3.42%
Total	$20,623	2.87%	$242,376	2.25%	$86,376	3.06%	$12,171	3.39%	$12,278	3.47%	$373,824	2.55%

Yields on tax exempt securities are computed on a taxable equivalent basis using a tax rate of 36%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call on repay obligations with or without prepayment penalties.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2010		2009		2008
(in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate
Interest-bearing transaction accounts	$190,275	0.45%	$122,563	0.54%	$121,371	1.28%
Money market accounts	701,360	0.89%	636,350	0.96%	687,867	2.00%
Savings accounts	10,022	0.35%	9,147	0.38%	9,594	0.57%
Certificates of deposit	784,369	2.01%	786,631	2.98%	588,561	4.17%
	1,686,026	1.36%	1,554,691	1.94%	1,407,393	2.84%
Noninterest-bearing demand deposits	305,887	—%	250,435	—%	221,925	—%
	$1,991,913	1.15%	$1,805,126	1.67%	$1,629,318	2.45%

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

For the year ended December 31, 2010, net cash provided by operating activities was $20.5 million more than for 2009. Net cash used in investing activities was $287.9 million for 2010 versus $66.4 million in 2009. The increase of $221.5 million was primarily due to the asset acquisition of Home National. Net cash provided by financing activities was $425.4 million in 2010 versus $102.0 million in 2009. The change in cash provided by financing activities was due to a increase in interest-bearing deposits.

Strong capital ratios, credit quality and core earnings are essential to retaining cost-effective access to the wholesale funding markets. Deterioration in any of these factors could have a negative impact on the Company's ability to access these funding sources and, as a result, these factors are monitored on an ongoing basis as part of the liquidity management process. The Bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available for the payment of cash dividends to the Company's shareholders or for other cash needs.

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

Another source of funding for the parent company includes the issuance of subordinated debentures. As of December 31, 2010, the parent company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. See Item 8, Note 11 - Subordinated Debentures for more information.

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

Investment securities are another important tool to the Bank's liquidity objectives. As of December 31, 2010, the entire investment portfolio was available for sale. Of the $361.5 million investment portfolio available for sale, $249.6 million was pledged as collateral for depository client repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining debt securities could be pledged or sold to enhance liquidity, if necessary.

The Bank participates in the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The CDARS program is designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Our depositors' funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts that are eligible for FDIC insurance. CDARS are considered brokered deposits according to banking regulations; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its external financial reports. The Bank must remain “well-capitalized” in order to utilize the CDARS program. As of December 31, 2010, the Bank had $160.5 million of reciprocal CDARS deposits outstanding compared to $134.8 million outstanding at December 31, 2009.

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

Over the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Bank's liquidity. The Bank has $429.4 million in unused loan commitments as of December 31, 2010. While this commitment level would be very difficult to fund given the Bank's current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

At December 31, 2010 and 2009, approximately $9.6 million and $8.4 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

Capital Resources
Since September 2008, we have raised $75.0 million in regulatory capital, raising our risk-based capital ratio to 14.30% - well in excess of the regulatory guidelines. On December 12, 2008, we completed a private placement of $25.0 million in Convertible Trust Preferred Securities that qualify as regulatory capital. On December 19, 2008, we received $35.0 million from the U.S. Treasury under the Capital Purchase Program. As of December 31, 2008, $20.0 million of the capital funds were used to pay off the Company's line of credit and term loan. In December 2008, we also injected $18.0 million into the Bank to support continued loan growth and bolster its capital ratios. In January, 2010, the Company added $15.0 million of common equity in a private placement offering to accredited investors. The proceeds of the offering were injected into the Bank to further strengthen the Bank's capital position.

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

As a financial holding company, the Company is subject to “risk-based” capital adequacy guidelines established by the Federal Reserve. Risk-based capital guidelines were designed to relate regulatory capital requirements to the risk profile of the specific institution and to provide for uniform requirements among the various regulators. Currently, the risk-based capital guidelines require the Company to meet a minimum total capital ratio of 8.0% of which at least 4.0% must consist of Tier 1 capital. Tier 1 capital consists of (a) common shareholders' equity (excluding the unrealized market value adjustments on the available-for-sale securities and cash flow hedges), (b) qualifying perpetual preferred stock and related additional paid in capital subject to certain limitations specified by the FDIC, (c) qualifying trust preferred securities, subject to certain limitations specified by the FDIC, and (d) minority interests in the equity accounts of consolidated subsidiaries less (e) goodwill, (f) mortgage servicing rights within certain limits, and (g) certain other intangible assets and investments in subsidiaries. The FDIC also requires a minimum leverage ratio of 3.0%, defined as the ratio of Tier 1 capital to average total assets for banking organizations deemed the strongest and most highly rated by banking regulators. A higher minimum leverage ratio is required of less highly rated banking organizations. Total capital, a measure of capital adequacy, includes Tier 1 capital, allowance for loan losses, and portions of subordinated debentures not eligible for Tier 1 treatment.

The Company met the definition of “well-capitalized” (the highest category) at December 31, 2010, 2009, and 2008.

The following table summarizes the Company's risk-based capital, tangible common and leverage ratios at the dates indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008
Tier 1 capital to risk weighted assets	11.73%	10.67%	8.89%
Total capital to risk weighted assets	14.11%	13.32%	12.81%
Leverage ratio (Tier 1 capital to average assets)	8.99%	8.96%	8.67%
Tangible common equity to tangible assets	5.15%	5.44%	5.38%
Tier 1 capital	$237,099	$215,099	$190,254
Total risk-based capital	$285,226	$268,458	$273,977

Below is a reconciliation of shareholders' equity to tangible common equity and total assets to tangible assets. The tangible common equity ratio is widely followed by analysts of bank and financial holding companies and we believe it is an important financial measure of capital strength even though it is considered to be a non-GAAP measure.

	For the years ended December 31,
(In thousands)	2010	2009	2008
Total shareholders' equity	$179,801	$163,912	$214,572
Less: Preferred stock	(32,519)	(31,802)	(31,116)
Less: Goodwill	(2,064)	(2,064)	(48,512)
Less: Intangible assets	(1,223)	(1,643)	(3,504)
Tangible common equity	$143,995	$128,404	$131,440

Total assets	$2,800,199	$2,365,655	$2,493,767
Less: Goodwill	(2,064)	(2,064)	(48,512)
Less: Intangible assets	(1,223)	(1,643)	(3,504)
Tangible assets	$2,796,912	$2,361,948	$2,441,751

Tangible common equity to tangible assets	5.15%	5.44%	5.38%

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank's Asset/Liability Management Committee and approved by the Bank's Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company's exposure to a 100 basis points and 200 basis points immediate and sustained parallel rate move, either upward or downward. In today's low interest rate environment, the Company also monitors its exposure to immediate and sustained parallel rate increases of 300 basis points and 400 basis points.

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

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$20,623	$63,869	$108,596	$37,809	$32,102	$98,547	$361,546
Other investments	—	—	—	—	—	12,278	12,278
Interest-bearing deposits	268,853	—	—	—	—	—	268,853
Federal funds sold	3,153	—	—	—	—	—	3,153
Portfolio Loans (1)	1,159,514	230,913	306,126	53,953	137,415	—	1,887,921
Loans held for sale	5,640	—	—	—	—	—	5,640
Total interest-earning assets	$1,457,783	$294,782	$414,722	$91,762	$169,517	$110,825	$2,539,391

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,070,390	$—	$—	$—	$—	$—	$1,070,390
Certificates of deposit	576,437	103,170	109,482	6,406	65,230	520	861,245
Subordinated debentures	42,374	14,433	28,274	—	—	—	85,081
Other borrowings	124,633	22,000	—	—	10,000	70,000	226,633
Total interest-bearing liabilities	$1,813,834	$139,603	$137,756	$6,406	$75,230	$70,520	$2,243,349

Interest-sensitivity GAP
GAP by period	$(356,051)	$155,179	$276,966	$85,356	$94,287	$40,305	$296,042
Cumulative GAP	$(356,051)	$(200,872)	$76,094	$161,450	$255,737	$296,042	$296,042
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.80	2.11	3.01	14.32	2.25	1.57	1.13
Cumulative GAP as of December 31, 2010	0.80	0.90	1.04	1.08	1.12	1.13	1.13

(1)	Adjusted for the impact of the interest rate swaps.

At December 31, 2010, the Company was liability sensitive in years one and two, but asset sensitive on a cumulative basis for all periods based on repricing characteristics. Asset sensitive means that assets will reprice faster than liabilities.

Along with the static GAP analysis, the Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 and 200 basis point parallel rate shock through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The resulting simulations for December 31, 2010 demonstrated that the Company's balance sheet was slightly asset sensitive to interest rate changes. The simulations projected that the annual net interest income of the Bank would increase by approximately 1.1% if rates increased by 100 basis points under a parallel rate shock, primarily due to the large cash balances that can be invested as rates rise. The simulations also projected that net interest income would decrease by 2.1% if rates decreased by 100 basis points under a parallel rate shock, based primarily on the assumption that deposit rates are near a minimum. Given the very low level of short term interest rates, the falling interest rate shock simulations are fairly irrelevant.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2010, the Company had $109.0 million and $314.3 million in notional amount of outstanding interest rate swaps and caps, respectively, to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 7 - Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest(1), at December 31, 2010 were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 5 Years	Over 5 Years
Operating leases	$14,456	$1,848	$5,480	$7,128
Certificates of deposit	861,245	576,437	284,288	520
Subordinated debentures	85,081	—	—	85,081
Federal Home Loan Bank advances	107,300	5,300	22,000	80,000
Commitments to extend credit	429,411	357,258	54,903	17,250
Standby letters of credit	42,113	42,113	—	—
Private equity funds	1,546	—	1,546	—

(1) In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

As of December 31, 2010, we had liabilities associated with uncertain tax positions of $4.0 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

As discussed in Item 8, Note 14 - Commitments and Contingencies and Item 3 - Legal Proceedings, the Company faces risk of litigation arising from the Restatement and is, from time to time, involved in other lawsuits and claims relating to a variety of issues.

CRITICAL ACCOUNTING POLICIES
The following accounting policies are considered most critical to the understanding of the Company's financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Item 8, Note 1 - Significant Accounting Policies.

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

Allowance for Loan Losses
The Company maintains an allowance for loan losses (“the allowance”), which is intended to be management's best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is based on management's continuing review and evaluation of the loan portfolio. The review and evaluation combines several factors including: consideration of past loan loss experience; trends in past due and nonperforming loans; risk characteristics of the various classifications of loans; existing economic conditions; the fair value of underlying collateral; and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Company believes the allowance for loan losses is adequate and properly recorded in the consolidated financial statements. See Provision for Loan Losses above for more information.

Acquisitions and Divestitures
Acquired assets and liabilities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The purchase price allocation process requires an analysis of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated. The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is nondeductible for tax purposes.

Assets classified as held for sale are reported at the lower of its carrying value at the date the assets are initially classified as held for sale or their fair value less costs to sell. The results of operations of a component that either has been disposed of or held for sale is reported as discontinued operation if:

•	the operations and cash flows of the disposal group will be eliminated from the ongoing operations as a result of the disposal transaction; and

•	the Company will not have any significant continuing involvement in the operations of the entity after the disposal transaction.

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

Loans Acquired Through Transfer
Loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount with differences in actual results reflected in interest income.

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

Goodwill is tested for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company's reporting units are Wealth Management and the banking operations of Enterprise Bank & Trust. At December 31, 2010 and 2009, the Wealth Management reporting unit had no goodwill.

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

The Company is not aware of an active financial market for the 10-year streams of state tax credit financial instruments. However, the Company's principal market for these tax credits consists of Missouri state residents who buy them to reduce their state tax exposure and local and regional accounting firms who broker them. The state tax credits purchased by the Company are held until they are “usable” and then are sold to our clients for a profit.

The Company utilizes a discounted cash flow analysis (income approach) to determine the fair value of the state tax credits purchased prior to 2009. The fair value measurement is calculated using an internal valuation model. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a risk premium spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is an “unobservable input” and is based on the Company's assumptions. As a result, fair value measurement for these instruments falls within Level 3 of the fair value hierarchy.

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

•
Cash Flow Hedges - Derivatives designated as cash flow hedges are recorded at fair value. The effective portion of the change in fair value is recorded (net of taxes) as a component of other comprehensive income (“OCI”) in shareholders' equity. Amounts recorded in OCI are subsequently reclassified into interest income or expense (depending on whether the hedged item is an asset or liability) when the underlying transaction affects earnings. The ineffective portion of the change in fair value is recorded in noninterest income. Upon dedesignation of a derivative financial instrument from a cash flow hedge relationship, any remaining amounts in OCI are recorded in noninterest income over the expected remaining life of the underlying forecasted hedge transaction. The net interest differential between the hedged item and the hedging derivative financial instrument are recorded as an adjustment to interest income or interest expense of the related asset or liability.

•
Fair Value Hedges - For derivatives designated as fair value hedges, the change in fair value of the derivative instrument and related hedged item are recorded in the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income in the consolidated statements of income. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

•
Non-Designated Hedges - Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are entered into to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of operations depending on the underlying hedged item.

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

Effects of New Accounting Pronouncements
See Item 8, Note 23 - New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” included in Management's Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Enterprise Financial Services Corp
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statement of operations, shareholders' equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 25 to the financial statements, the accompanying 2010 financial statements have been restated to correct misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, (April 23, 2012 as to the effects of a material weakness), which expressed an adverse opinion on the Company's internal control over financial reporting because of the material weakness.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
March 11, 2011 (April 23, 2012 as to the effects of the litigation discussed in the last paragraph of Note 14 and the restatement discussed in Note 25)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp:

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ KPMG LLP

St. Louis, MO
March 12, 2010

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
Years ended December 31, 2010 and 2009

(In thousands, except share and per share data)	As Restated (1) December 31, 2010	December 31, 2009
Assets
Cash and due from banks	$23,413	$16,064
Federal funds sold	3,153	7,472
Interest-bearing deposits	267,102	83,430
Total cash and cash equivalents	293,668	106,966
Interest-bearing deposits greater than 90 days	1,751	—
Securities available for sale	361,546	282,461
Mortgage loans held for sale	5,640	4,243
Portfolio loans not covered under FDIC loss share	1,766,351	1,818,481
Portfolio loans covered under FDIC loss share at fair value	121,570	13,644
Less: Allowance for loan losses	42,759	42,995
Portfolio loans, net	1,845,162	1,789,130
Other real estate not covered under FDIC loss share	25,373	22,918
Other real estate covered under FDIC loss share	10,835	2,166
Other investments, at cost	12,278	13,189
Fixed assets, net	20,499	22,301
Accrued interest receivable	7,464	7,751
State tax credits, held for sale, including $31,576 and $32,485 carried at fair value, respectively	61,148	51,258
FDIC loss share receivable	87,792	10,368
Goodwill	2,064	2,064
Intangibles, net	1,223	1,643
Assets of discontinued operations held for sale	—	4,000
Other assets	63,756	45,197
Total assets	$2,800,199	$2,365,655
Liabilities and Shareholders' Equity
Demand deposits	$366,086	$289,658
Interest-bearing transaction accounts	204,687	142,061
Money market accounts	855,522	690,552
Savings	10,181	8,822
Certificates of deposit:
$100 and over	543,898	443,067
Other	317,347	367,256
Total deposits	2,297,721	1,941,416
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	107,300	128,100
Other borrowings	119,333	39,338
Accrued interest payable	1,488	2,125
Other liabilities	9,475	5,683
Total liabilities	2,620,398	2,201,743
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	32,519	31,802
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,965,401 and 12,958,820 shares issued, respectively	150	130
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	133,673	117,000
Retained earnings	15,775	15,790
Accumulated other comprehensive (loss) income	(573)	933
Total shareholders' equity	179,801	163,912
Total liabilities and shareholders' equity	$2,800,199	$2,365,655
(1) See Note 25 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008

	Years ended December 31,
(In thousands, except per share data)	As Restated(1) 2010	2009	2008
Interest income:
Interest and fees on loans	$108,400	$112,548	$121,467
Interest on debt securities:
Taxable	7,031	5,459	4,722
Nontaxable	157	24	31
Interest on federal funds sold	10	6	211
Interest on interest-bearing deposits	370	130	43
Dividends on equity securities	426	319	547
Total interest income	116,394	118,486	127,021
Interest expense:
Interest-bearing transaction accounts	847	662	1,554
Money market accounts	6,245	6,079	13,786
Savings	35	35	55
Certificates of deposit:
$100 and over	9,854	15,592	18,127
Other	5,886	7,835	6,398
Subordinated debentures	4,954	5,171	3,536
Federal Home Loan Bank advances	4,326	4,797	6,649
Notes payable and other borrowings	264	8,674	10,233
Total interest expense	32,411	48,845	60,338
Net interest income	83,983	69,641	66,683
Provision for loan losses	33,735	40,412	26,510
Net interest income after provision for loan losses	50,248	29,229	40,173
Noninterest income:
Wealth Management revenue	6,414	4,524	5,916
Service charges on deposit accounts	4,739	5,012	4,376
Other service charges and fee income	1,128	963	1,000
Gain on sale of branches/charter	—	—	3,400
Gain (loss) on sale of other real estate	79	(436)	552
Gain on state tax credits, net	2,250	1,035	4,201
Gain on sale of investment securities	1,987	955	161
Extinguishment of debt	—	7,388	—
Miscellaneous income	1,763	436	735
Total noninterest income	18,360	19,877	20,341
Noninterest expense:
Employee compensation and benefits	28,317	25,969	27,656
Occupancy	4,297	4,709	3,985
Furniture and equipment	1,393	1,425	1,390
Data processing	2,234	2,147	2,139
FDIC and other insurance	4,402	4,204	1,617
Goodwill impairment charge	—	45,377	—
Loan legal and other real estate expense	9,941	4,788	1,717
Other	11,628	9,808	10,272
Total noninterest expense	62,212	98,427	48,776
Income (loss) from continuing operations before income tax (benefit) expense	6,396	(49,321)	11,738
Income tax expense (benefit)	823	(2,650)	3,672
Income (loss) from continuing operations	$5,573	$(46,671)	$8,066
Loss from discontinued operations before income tax (benefit) expense	—	(408)	(9,757)
Loss on disposal before income tax benefit	—	(1,587)	—
Income tax (benefit)	—	(711)	(3,539)
Loss from discontinued operations	—	(1,284)	(6,218)
Net income (loss)	$5,573	$(47,955)	$1,848
Net income (loss) available to common shareholders	$3,106	$(50,369)	$1,769
Basic earnings (loss) per common share:
From continuing operations	$0.21	$(3.82)	$0.63
From discontinued operations	—	(0.10)	(0.49)
Total	$0.21	$(3.92)	$0.14
Diluted earnings (loss) per common share:
From continuing operations	$0.21	$(3.82)	$0.63
From discontinued operations	—	(0.10)	(0.49)
Total	$0.21	$(3.92)	$0.14
(1) See Note 25 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
 Years ended December 31, 2008, 2009 and 2010

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2008	$—	$125	$(1,743)	$104,127	$69,523	$117	$172,149
Net income	—	—	—	—	1,848	—	1,848
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	816	816
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(103)	(103)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	418	418
Total comprehensive income (Restated)							2,979
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(2,661)	—	(2,661)
Issuance of preferred stock and associated warrants , 35,000 shares	31,116	—	—	3,884	—	—	35,000
Issuance under equity compensation plans, net, 361,665 shares	—	4	—	3,556	—	—	3,560
Additional share-based compensation in connection with acquisition of Clayco Banc Corporation, 32,959 shares				1,000			1,000
Share-based compensation	—	—	—	2,085	—	—	2,085
Excess tax benefit related to equity compensation plans	—	—	—	460	—	—	460
Balance December 31, 2008	$31,116	$129	$(1,743)	$115,112	$68,710	$1,248	$214,572
Net income	—	—	—	—	(47,955)	—	(47,955)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	455	455
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(611)	(611)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(159)	(159)
Total comprehensive loss							(48,270)
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(2,694)	—	(2,694)
Cash dividends paid on preferred stock	—	—	—	—	(1,585)	—	(1,585)
Preferred stock accretion of discount	686	—	—	(130)	(686)	—	(130)
Issuance under equity compensation plans, net, 81,839 shares	—	1	—	322	—	—	323
Share-based compensation	—	—	—	2,034	—	—	2,034
Excess tax expense on additional share-based compensation in connection with acquisition of Clayco Banc Corporation	—	—	—	(364)	—	—	(364)
Excess tax expense related to equity compensation plans	—	—	—	26	—	—	26
Balance December 31, 2009	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net income (Restated)(1)	—	—	—	—	5,573	—	5,573
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	(79)	(79)
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(1,272)	(1,272)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(155)	(155)
Total comprehensive income							4,067
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,121)	—	(3,121)
Cash dividends paid on preferred stock	—	—	—	—	(1,750)	—	(1,750)
Preferred stock accretion of discount	717	—	—	—	(717)	—	—
Issuance under equity compensation plans, net, 74,971 shares	—	—	—	357	—	—	357
Issuance under private stock offering 1,931,610 shares	—	20	—	14,863	—	—	14,883
Share-based compensation	—	—	—	1,947	—	—	1,947
Excess tax benefit related to equity compensation plans	—	—	—	(494)	—	—	(494)
Balance December 31, 2010 (Restated)(1)	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
(1) See Note 25 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	Years ended December 31,
(in thousands)	As Restated(1) 2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,573	$(47,955)	$1,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,936	3,595	2,690
Provision for loan losses	33,735	40,412	26,510
Deferred income taxes	766	(2,545)	(7,699)
Net amortization of debt securities	3,527	1,415	545
Amortization of intangible assets	420	1,078	1,444
Gain on sale of investment securities	(1,987)	(955)	(161)
Mortgage loans originated	(93,778)	(91,884)	(46,416)
Proceeds from mortgage loans sold	91,813	89,636	47,300
(Gain) loss on sale of other real estate	(79)	436	(552)
Gain on state tax credits, net	(2,250)	(1,035)	(4,201)
Excess tax expense (benefit) of share-based compensation	494	338	(460)
Share-based compensation	1,947	2,202	3,255
Gain on sale of branches/charter	—	—	(3,400)
Loss on disposal of Millennium Brokerage Group	—	1,587	—
Valuation adjustment on other real estate	5,632	2,389	60
Goodwill impairment charge	—	45,377	9,200
Net accretion of loan discount and indemnification asset	(5,652)	—	—
Changes in:
Accrued interest receivable and income tax receivable	1,734	2,230	(3,054)
Accrued interest payable and other liabilities	(253)	(214)	(2,203)
Prepaid FDIC insurance	3,027	(11,472)	—
Other, net	1,619	(5,887)	(4,416)
Net cash provided by operating activities	49,224	28,748	20,290
Cash flows from investing activities:
Cash paid in sale of branch/charter, net of cash and cash equivalents received	—	—	(20,736)
Cash received from acquisition of Valley Capital Bank	—	15,105	—
Cash received from sale of Millennium Brokerage Group	4,000	—	—
Cash paid for acquisition of Home National Bank	(224,471)	—	—
Net decrease (increase) in loans	18,731	98,239	(369,123)
Net cash proceeds received from FDIC loss share receivable	5,009	—	—
Proceeds from the sale of debt and equity securities, available for sale	126,987	48,949	4,063
Proceeds from the maturity of debt and equity securities, available for sale	114,112	36,428	37,442
Proceeds from the sale of other investments	93	—	—
Proceeds from the redemption of other investments	6,130	429	21,224
Proceeds from the sale of state tax credits held for sale	9,569	7,709	4,422
Proceeds from the sale of other real estate	17,607	16,034	6,753
Recoveries of loans previously charged off	2,189	590	372
Payments for the purchase/origination of:
Available for sale debt and equity securities	(323,834)	(271,954)	(71,699)
Other investments	(7,193)	(2,187)	(26,715)
Bank owned life insurance	(20,000)	—	—
State tax credits held for sale	(15,869)	(15,227)	(15,271)
Fixed assets	(957)	(552)	(7,467)
Net cash used in investing activities	(287,897)	(66,437)	(436,735)

	Years ended December 31,
(in thousands)	As Restated(1) 2010	2009	2008
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposit accounts	76,428	39,592	(28,868)
Net increase in interest-bearing deposit accounts	279,877	65,686	273,312
Proceeds from issuance of subordinated debentures	—	—	28,274
Proceeds from Federal Home Loan Bank advances	52,780	20,000	2,442,872
Repayments of Federal Home Loan Bank advances	(73,580)	(11,857)	(2,475,815)
(Repayments) proceeds from federal funds purchased	—	(19,400)	19,400
Net increase in other borrowings	79,995	12,578	16,080
Net repayments of notes payable	—	—	(6,000)
Cash dividends paid on common stock	(3,121)	(2,694)	(2,661)
Excess tax (expense) benefit of share-based compensation	(494)	(338)	460
Cash dividends paid on preferred stock	(1,750)	(1,585)	—
Issuance of preferred stock and warrants	—	—	35,000
Preferred stock issuance cost	—	(130)	—
Issuance of common stock	14,883	—	—
Proceeds from the issuance of equity instruments	357	156	3,389
Net cash provided by financing activities	425,375	102,008	305,443
Net increase (decrease) in cash and cash equivalents	186,702	64,319	(111,002)
Cash and cash equivalents, beginning of period	106,966	42,647	153,649
Cash and cash equivalents, end of period	$293,668	$106,966	$42,647
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$33,048	$49,193	$52,495
Income taxes	960	(2,817)	11,579
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$37,763	$33,717	$18,432
Sales of other real estate financed	8,609	6,258	1,840

(1) See Note 25 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

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

•
On December 11, 2009, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Valley Capital Bank N.A. (“Valley Capital”), a full service community bank that was headquartered in Mesa, Arizona.

•
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

On July 31, 2008, the Company sold its remaining interest in Great American Bank (“Great American”).

See Note 2 - Acquisition and Divestitures for more information on the above transactions.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Use of Estimates
The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with U.S. GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, indemnification assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2010 or 2009. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding net of unearned fees and costs. Loan origination fees and direct origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using a method, which approximates the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower's credit has occurred which, in management's opinion, negatively impacts the collectability of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectable and subsequent interest payments received are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectability of principal and interest is expected. Non-accrual loans that have been restructured will remain in a nonaccrual status until the borrower has made six consecutive contractual payments.

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

Impaired Loans
A loan is considered impaired when management believes it is probable that collection of all amounts due, both principal and interest, according to the contractual terms of the loan agreement will not occur. Non-accrual loans, loans past due greater than 90 days and still accruing, and restructured loans qualify as “impaired loans.” Loans are also considered “impaired” when it becomes probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate at origination. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible. Loans and leases, which are deemed uncollectable, are charged off and deducted from the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses.

Impaired loans exclude credit-impaired loans that were acquired in the December 2009 and July 2010 FDIC-assisted transactions in Arizona. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Note 2 - Acquisition and Divestitures for more information on these loans.

Allowance For Loan Losses
The allowance for loan losses is increased by provision charged to expense and is available to absorb charge offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and probable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

FDIC Loss Share Receivable
As part of the Valley Capital and Home National transactions, the Bank entered into loss-share agreements with the FDIC. The FDIC will reimburse the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“Covered Assets”). In addition, the Bank will be reimbursed for certain expenses related to the Covered Assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable) was estimated based on expected losses and cash flows on the Covered Assets. The FDIC Loss Share Receivable is measured separately from the related Covered Assets and recorded separately on the balance sheet because it is not contractually embedded in the Covered Assets and is not transferable.  The corresponding accretion is recorded separately on the income statement.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. See Note 2-Acquisitions and Divestitures, for further information regarding these transactions.

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

State Tax Credits Held for Sale
The Company purchases the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to Wealth Management customers and others. All state tax credits purchased prior to 2009 are accounted for at fair value. All state tax credits purchased since 2009 are accounted for at cost. The Company elected not to account for the state tax credits purchased since 2009 at fair value in order to limit the volatility of the fair value changes in the Company's consolidated statements of operations.

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

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset's carrying amount. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

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

The following is a summary of the Company's accounting policies for derivative instruments and hedging activities.

•
Cash Flow Hedges - Derivatives designated as cash flow hedges are recorded at fair value. The effective portion of the change in fair value is recorded (net of taxes) as a component of other comprehensive income (“OCI”) in shareholders' equity. Amounts recorded in OCI are subsequently reclassified into interest income or expense (depending on whether the hedged item is an asset or liability) when the underlying transaction affects earnings. The ineffective portion of the change in fair value is recorded in noninterest income. Upon dedesignation of a derivative financial instrument from a cash flow hedge relationship, any remaining amounts in OCI are recorded in noninterest income over the expected remaining life of the underlying forecasted hedge transaction. The net interest differential between the hedged item and the hedging derivative financial instrument are recorded as an adjustment to interest income or interest expense of the related asset or liability.

•
Fair Value Hedges - For derivatives designated as fair value hedges, the change in fair value of the derivative instrument and related hedged item are recorded in the related interest income or expense, as applicable, except for the ineffective portion, which is recorded in noninterest income in the consolidated statements of income. The swap agreement is accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

•
Non-Designated Hedges - Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are intended to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Customer accommodation interest rate swap contracts are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of income depending on the underlying hedged item.

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

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated. The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is nondeductible for tax purposes.

For divestitures, the Company measures an asset (disposal group) classified as held for sale at the lower of its carrying value at the date the asset is initially classified as held for sale or its fair value less costs to sell. The Company reports the results of operations of a component that either has been disposed of or held to sale as discontinued operations if:

•	The operations and cash flows of the disposal group will be eliminated from the ongoing operations as a result of the disposal transaction, and

•	The Company will not have any significant continuing involvement in the operations of the entity after the disposal transaction.

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

NOTE 2 - ACQUISITIONS AND DIVESTITURES

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

(in thousands)	Preliminary December 31, 2009	Refinements	Adjusted December 31, 2009
Cash and cash equivalents	$3,542	$—	$3,542
Federal funds sold	11,563	—	11,563
Other investments	59	—	59
Portfolio loans	14,730	(1,135)	13,595
Other real estate	3,455	(1,289)	2,166
FDIC loss share receivable	8,519	1,849	10,368
Other assets	567	(536)	31
Deposits	(43,355)	—	(43,355)
Other liabilities	(33)	—	(33)
Goodwill	$(953)	$(1,111)	$(2,064)

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

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

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Net income (loss) from continuing operations	$5,573	$(46,671)	$8,066
Net (loss) from discontinued operations	—	(1,284)	(6,218)
Net income (loss)	5,573	(47,955)	1,848
Preferred stock dividend	(1,750)	(1,750)	(58)
Accretion of preferred stock discount	(717)	(664)	(21)
Net income (loss) available to common shareholders	$3,106	$(50,369)	$1,769

Weighted average common shares outstanding	14,747	12,833	12,589
Additional dilutive common stock equivalents	—	—	—
Diluted common shares outstanding	14,747	12,833	12,589

Basic earnings (loss) per common share:
From continuing operations	$0.21	$(3.82)	$0.63
From discontinued operations	—	(0.10)	(0.49)
From continuing and discontinued operations	$0.21	$(3.92)	$0.14

Diluted earnings (loss) per common share:
From continuing operations	$0.21	$(3.82)	$0.63
From discontinued operations	—	(0.10)	(0.49)
From continuing and discontinued operations	$0.21	$(3.92)	$0.14

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

NOTE 4-PREFERRED STOCK AND COMMON STOCK WARRANTS

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

The proceeds received were allocated between the Senior Preferred Stock and the common stock warrants based upon their relative fair values, which resulted in the recording of a discount on the senior preferred stock upon issuance that reflects the value allocated to the warrants. The discount is being accreted using a level-yield basis over five years, consistent with management's estimate of the life of the preferred stock. The allocated carrying value of the Senior Preferred Stock and common stock warrants on the date of issuance (based on their relative fair values) were $31.1 million and $3.9 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share.

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

Common Stock Warrants
The common stock warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $16.20 per share (subject to certain anti-dilution adjustments). Assumptions were used in estimating the fair value of common stock warrants. The weighted average expected life of the common stock warrant represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company's stock. The following assumptions were used in estimating the fair value for the common stock warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.1%, an expected volatility of 47.3%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the common stock warrants was $3.0 million. As previously noted, based on the common stock warrants' fair value relative to the senior preferred stock fair value, $3.9 million of the $35.0 million of proceeds was recorded to Additional paid in capital in the December 31, 2010 and 2009 consolidated balance sheets.

NOTE 5 - INVESTMENTS

 Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$444	$9	$—	$453
Obligations of U.S. Government sponsored enterprises	$32,880	$9	$(770)	$32,119
Obligations of states and political subdivisions	18,486	45	(855)	17,676
Residential mortgage-backed securities	310,636	2,656	(1,994)	311,298
	$362,446	$2,719	$(3,619)	$361,546

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$26,940	$249	$—	$27,189
Obligations of U.S. Government sponsored enterprises	75,880	115	(181)	75,814
Obligations of states and political subdivisions	3,868	10	(471)	3,408
Residential mortgage-backed securities	174,562	1,960	(471)	176,050
	$281,250	$2,334	$(1,123)	$282,461

At December 31, 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. government agencies and sponsored enterprises, in an amount greater than 10% of shareholders’ equity. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $249.6 million and $66.4 million at December 31, 2010 and 2009, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

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

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,594	$6,597
Due after one year through five years	19,897	19,422
Due after five years through ten years	19,509	18,788
Due after ten years	5,810	5,441
Mortgage-backed securities	310,636	311,298
	$362,446	$361,546

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$27,100	$770	$—	$—	$27,100	$770
Obligations of the state and political subdivisions	11,329	420	2,965	435	14,294	855
Residential mortgage-backed securities	133,893	1,994	—	—	133,893	1,994
	$172,322	$3,184	$2,965	$435	$175,287	$3,619

	December 31, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$29,557	$181	$—	$—	$29,557	$181
Obligations of the state and political subdivisions	2,830	471	—	—	2,830	471
Residential mortgage-backed securities	74,625	471	—	—	74,625	471
	$107,012	$1,123	$—	$—	$107,012	$1,123

The unrealized losses at both December 31, 2010 and 2009, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2010, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	December 31,
(in thousands)	2010	2009
Gross gains realized	$1,987	$955
Gross losses realized	—	—
Proceeds from sales	126,987	48,949

Other Investments, At Cost
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. As a member of the FHLB system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $7.6 million is recorded at cost, and is included in other investments in the consolidated balance sheets, which represents redemption value. The remaining amounts in Other investments include the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 11-Subordinated Debentures) and various private equity investments.

NOTE 6 - PORTFOLIO LOANS

Below is a summary of loans by category at December 31, 2010 and 2009:

	December 31, 2010
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,374	$222,659
Commercial real estate - Investor Owned	444,724	39,850	484,574
Commercial real estate - Owner Occupied	331,544	29,803	361,347
Residential real estate	189,484	9,589	199,073
Total real estate loans	$1,156,037	$111,616	$1,267,653
Commercial and industrial	593,938	9,477	603,415
Consumer & other	16,308	477	16,785
Portfolio Loans	$1,766,283	$121,570	$1,887,853
Unearned loan costs, net	68	—	68
Portfolio loans, including unearned loan costs	$1,766,351	$121,570	$1,887,921

	December 31, 2009
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$221,397	$2,993	$224,390
Commercial real estate - Investor Owned	470,727	1,092	471,819
Commercial real estate - Owner Occupied	346,711	689	347,400
Residential real estate	209,637	4,323	213,960
Total real estate loans	$1,248,472	$9,097	$1,257,569
Commercial and industrial	553,988	4,028	558,016
Consumer & other	15,868	519	16,387
Portfolio Loans	$1,818,328	$13,644	$1,831,972
Unearned loan costs, net	153	—	153
Portfolio loans, including unearned loan costs	$1,818,481	$13,644	$1,832,125

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

A summary of activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method for the years ended December 31, 2010 is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Allowance for Loan Losses:
Balance, beginning of year	$9,715	$5,992	$13,608	$4,289	$3,859	$45	$5,487	$—	$42,995
Provision charged to expense	6,720	(86)	5,656	15,952	5,481	141	(129)	—	33,735
Losses charged off	3,865	846	14,636	12,148	4,391	274	—	—	36,160
Recoveries	157	—	1,001	314	536	181	—	—	2,189
Balance, end of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$—	$—	$—	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	—	33,631
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$—	$—	$—	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376	—	350	1,720,344
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	121,220	121,220
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$—	$121,570	$1,887,921

A summary of loans individually evaluated for impairment by category at December 31, 2010 is as follows:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Investor Owned	15,024	1,960	8,975	10,935	1,457	15,122
Construction	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	—	—	—	—	—	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

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

The recorded investment in impaired loans by category at December 31, 2010 is as follows:

(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$11,276	$—	$—	$11,276
Real Estate:
Commercial - Owner Occupied	2,024	—	—	2,024
Commercial - Investor Owned	10,516	419	—	10,935
Construction	9,352	582	—	9,934
Residential	5,309	6,879	—	12,188
Consumer & Other	—	—	—	—
Total	$38,477	$7,880	$—	$46,357

The aging of the recorded investment in past due loans by portfolio class and category at December 31, 2010 is as follows:

(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938
Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Investor Owned	2,692	4,348	7,040	437,684	444,724
Construction	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484
Consumer & Other	3	—	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$777	$258	$1,035	$8,442	$9,477
Real Estate:
Commercial - Owner Occupied	56	5,550	5,606	24,197	29,803
Commercial - Investor Owned	3,471	1,888	5,359	34,491	39,850
Construction	—	25,844	25,844	6,530	32,374
Residential	679	735	1,414	8,175	9,589
Consumer & Other	190	—	190	287	477
Total	$5,173	$34,275	$39,448	$82,122	$121,570

Portfolio loans, total
Commercial & Industrial	$6,715	$3,815	$10,530	$592,885	$603,415
Real Estate:
Commercial - Owner Occupied	970	7,133	8,103	353,244	361,347
Commercial - Investor Owned	6,163	6,236	12,399	472,175	484,574
Construction	802	32,720	33,522	189,137	222,659
Residential	3,175	3,253	6,428	192,645	199,073
Consumer & Other	193	—	193	16,660	16,853
Total	$18,018	$53,157	$71,175	$1,816,746	$1,887,921

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

•	Grade 4 - This grade includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

•	Grade 5 - This grade includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity and cash flow.

•
Grade 6 - This grade includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the company is starting to reverse a negative trend or condition, or have recently been upgraded from a 7, 8, or 9 rating.

•
Grade 7 - Watch credits are companies that have experienced financial setback of a nature that are not determined to be severe or influence 'ongoing concern' expectations. Borrowers within this category are expected to turnaround within a 12-month period of time. Although possible, no loss is anticipated, , due to strong collateral and/or guarantor support.

•
Grade 8 - Substandard credits will include those companies that are characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

•
Grade 9 - Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. Borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

Acquired loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not always a clear indicator of the Company's losses on acquired loans as a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.

The recorded investment by risk category of the loans by portfolio class and category at December 31, 2010, which is based upon the most recent analysis performed, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	—	44	—	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$77	$77
Above Average (4)	—	—	—	—	105	—	105
Average (5)	3,902	8,287	13,951	1,253	4,047	357	31,797
Below Average (6)	4,719	7,486	7,485	1,483	2,584	43	23,800
Watch (7)	62	3,219	6,943	337	1,351	—	11,912
Substandard (8)	794	10,811	9,209	22,160	1,142	—	44,116
Doubtful (9)	—	—	2,262	7,141	360	—	9,763
Total	$9,477	$29,803	$39,850	$32,374	$9,589	$477	$121,570

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,007	$127,596
Above Average (4)	48,745	68,443	31,826	8,549	17,505	2,264	177,332
Average (5)	256,840	158,060	273,888	81,653	131,634	8,079	910,154
Below Average (6)	139,893	53,566	98,870	29,414	13,484	160	335,387
Watch (7)	26,611	36,593	45,623	32,856	9,623	9	151,315
Substandard (8)	35,306	25,445	25,021	61,904	24,901	334	172,911
Doubtful (9)	3,080	101	2,500	7,141	404	—	13,226
Total	$603,415	$361,347	$484,574	$222,659	$199,073	$16,853	$1,887,921

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

Changes in the accretable yield for purchased loans were as follows for the years ended December 31, 2010 and 2009:

(in thousands)	December 31, 2010	December 31, 2009
Balance at beginning of period	$3,708	$—
Additions	50,027	3,708
Accretion	(7,275)	—
Balance at end of period	$46,460	$3,708

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

(In thousands)	July 9, 2010 Purchased Credit-Impaired Loans
Contractually required payments (principal and interest):	$288,827
Cash flows expected to be collected (principal and interest):	186,120
Fair value of loans acquired:	136,093

These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. The majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral. There was no allowance for credit losses on purchased loans related to FDIC-assisted transactions at December 31, 2010.

The determination of the initial fair value of loans and other real estate acquired in the transaction and the initial fair value of the related FDIC loss share receivable involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management's best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Bank realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values realized for the acquired loans are different from the estimate, the FDIC loss share receivable will generally be affected in an offsetting manner due to the loss sharing support from the FDIC, thus limiting the Bank's loss exposure.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. Prior to entering into a hedge, the Company formally documents the relationship between hedging instruments and hedged items, as well as the related risk management objective. The documentation process includes linking derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities in the consolidated balance sheet or to specific forecasted transactions, and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been, and are expected to continue to be, highly effective in offsetting changes in fair values or cash flows of hedged items.

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

•
Economic hedge of state tax credits. In November 2008, the Company entered into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. The Company paid $2.1 million at inception of the contracts. No principal payments are exchanged. In February 2010, the Company paid $751,000 for an additional series of interest rate caps. See Note 19-Fair Value Measurements for further discussion of the fair value of the state tax credits.

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

At December 31, 2008, the Company had recorded $1.3 million in Other assets in the consolidated balance sheet related to the fair value of the interest rate swaps. The effective portion of the change in the derivatives' gain or loss was reported as a component of Accumulated other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge's gain or loss was recorded in operations. On December 16, 2008, the prime rate used to determine the variable rate payments the Bank made to its counterparty was lowered to a rate less than the Bank's prime rate which was used to determine the variable rate receipts from the prime based borrowers. As a result of the variable rate differential, the Company concluded that the cash flow hedges would not be prospectively effective and dedesignated the related interest rate swaps.

The Company reclassified $638,500 from Accumulated other comprehensive income in the consolidated statement of shareholders' equity and comprehensive income into Noninterest income in the consolidated statement of operations for the year ended December 31, 2008. The Company reclassified $242,000 and $248,000 of remaining hedge-related amounts from Accumulated other comprehensive income to operations in 2010 and 2009, respectively. At December 31, 2010, the amount remaining in Accumulated other comprehensive income was $162,000 which the Company expects to reclassify into operations over the next twelve months.

On February 4, 2009, the swaps were terminated. The Company received cash of $861,000, and realized a loss of $530,000. The loss was included in Miscellaneous income in the 2009 consolidated statement of operations. As a result, the Company had no cash flow hedges at December 31, 2009.

•	Fair Value hedge of certificates of deposit. At December 31, 2010, 2009 and 2008, the Company had no outstanding derivative financial instruments designated as fair value hedges.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Non-designated hedging instruments
Interest rate cap contracts	$314,300	$84,050	$528	$1,117	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for 2010 and 2009.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2010	2009
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(1,340)	$573
Interest rate swap contracts	Miscellaneous income	242	(282)

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Non-designated hedging instruments
Interest rate swap contracts	$109,012	$30,279	$1,514	$120	$2,607	$1,105

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for 2010 and 2009.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2010	2009
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(594)	$(579)

NOTE 8-FIXED ASSETS

A summary of fixed assets at December 31, 2010 and 2009 is as follows:

	December 31,
(in thousands)	2010	2009
Land	$2,236	$2,249
Buildings and leasehold improvements	21,989	21,798
Furniture, fixtures and equipment	12,579	12,095
Capitalized software	211	263
	37,015	36,405
Less accumulated depreciation and amortization	16,516	14,105
Total fixed assets	$20,499	$22,301

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures, equipment and capitalized software included in noninterest expense amounted to $2.9 million, $3.6 million, and $2.5 million in 2010, 2009, and 2008, respectively.

The Company has facilities leased under agreements that expire in various years through 2026. The Company's aggregate rent expense totaled $2.5 million, $2.7 million, and $2.6 million in 2010, 2009, and 2008, respectively. Sublease rental income was $126,000, $122,500, and $110,200 for 2010, 2009, and 2008, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on then current market conditions and rates of inflation. The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2011	1,848
2012	1,823
2013	1,276
2014	1,261
2015	1,120
Thereafter	7,128
Total	$14,456

NOTE 9-GOODWILL AND INTANGIBLE ASSETS

The table below presents a summary of the goodwill for the years ended December 31, 2010, 2009, and 2008.

	Reporting Unit
(in thousands)	Millennium	Banking	Total
Balance at December 31, 2007	$11,798	$45,379	$57,177
Acquisition-related adjustments (1)	36	776	812
Goodwill write-off related to sale of Liberty branch	—	(97)	(97)
Goodwill write-off related to sale of DeSoto branch	—	(680)	(680)
Goodwill impairment related to Millennium Brokerage Group	(8,700)	—	(8,700)
Balance at December 31, 2008	3,134	45,378	48,512
Goodwill impairment related to Banking operating unit	—	(45,378)	(45,378)
Goodwill from purchase of Valley Capital Bank	—	2,064	2,064
Reclassification to assets held for sale	(3,134)	—	(3,134)
Balance at December 31, 2009	—	2,064	2,064
Balance at December 31, 2010	$—	$2,064	$2,064

(1) Includes additional purchase accounting adjustments on the Millennium, and Clayco acquisitions necessary to reflect additional valuation data since the respective acquisition dates. See Note 2 - Acquisitions and Divestitures for more information.

Due primarily to the deterioration in the general economic environment and the resulting decline in the Company's share price and market capitalization, the impairment analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit, which resulted in a non-cash goodwill impairment charge of $45.4 million at March 31, 2009, thus eliminating all goodwill in the Banking operating unit at that time. This impairment charge did not reduce the Company's regulatory capital or cash flows. The Company also tested the Banking reporting unit core deposit intangibles for impairment and determined there was no impairment.

At December 31, 2010 and 2009, the Company's Banking segment had $2.1 million of Goodwill from the acquisition of Valley Capital. The annual goodwill impairment evaluation in 2009 and 2010 did not identify any impairment at the Banking unit.

The table below presents a summary of the intangible assets for the years ended December 31, 2010, 2009, and
2008.

(in thousands)	Customer and Trade Name Intangibles	Core Deposit Intangible	Net Intangible
Balance at December 31, 2007	$2,724	$3,329	$6,053
Amortization expense	(845)	(599)	(1,444)
Intangible write-off related to sale of Liberty branch	—	(269)	(269)
Intangible write-off related to sale of DeSoto branch/Great American charter	—	(336)	(336)
Intangible write-off related to Millennium	(500)	—	(500)
Balance at December 31, 2008	1,379	2,125	3,504
Reclassification to assets held for sale	(783)	—	(783)
Amortization expense	(596)	(482)	(1,078)
Balance at December 31, 2009	—	1,643	1,643
Amortization expense	—	(420)	(420)
Balance at December 31, 2010	$—	$1,223	$1,223

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2010.

Year	Core Deposit Intangible
2011	$358
2012	296
2013	234
2014	172
After 2014	163
$1,223

NOTE 10-MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2010:

(in thousands)	$100,000 and Over	Other	Total
Less than 1 year	$311,134	$265,303	$576,437
Greater than 1 year and less than 2 years	83,762	19,926	103,688
Greater than 2 years and less than 3 years	93,077	16,407	109,484
Greater than 3 years and less than 4 years	3,769	2,637	6,406
Greater than 4 years and less than 5 years	51,674	13,036	64,710
Over 5 years	482	38	520
	$543,898	$317,347	$861,245

NOTE 11-SUBORDINATED DEBENTURES

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

The amounts and terms of each respective issuance at December 31, 2010 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2010	2009
EFSC Clayco Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Capital Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Capital Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Capital Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Fixed for 5 years @ 6.573%(1)
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	25,774	25,774	December 15, 2038	December 15, 2013 (2)	Fixed @ 9%
Total trust preferred securities	82,581	82,581

Bank Subordinated notes	2,500	2,500	October 1, 2018	October 1, 2013	Fixed @ 10%
Total Subordinated debentures	85,081	85,081

(1) After February 2012, floats @ 3MO LIBOR + 1.60%
(2) Convertible to EFSC common stock at a conversion price of $17.37. If EFSC common stock price exceeds $22.58 for 20 consecutive trading days after December 15, 2010, upon written notice EFSC can force the holders to convert or lose their conversion rights.

The subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial conditions of the Company. The Company fully and unconditionally guarantees each trust's securities obligations. The trust preferred securities are included in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company's consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company's consolidated statements of operations. The Company's investment in these trusts is included in other investments in the consolidated balance sheets.

The trust preferred securities issued through EFSC Capital Trust VIII are convertible into 1,439,263 shares of the Company's common stock at a conversion price of $17.37. After December 15, 2010, if the Company's common stock price per share exceeds $22.58 for 20 consecutive trading days, upon written notice, the Company can force the holders to convert or lose their conversion rights. An entity managed and controlled by certain members of the Company's Board of Directors purchased $5.0 million of the convertible trust preferred securities of EFSC Capital Trust VIII on December 12, 2008.

NOTE 12-FEDERAL HOME LOAN BANK ADVANCES

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

The following table summarizes the type, maturity and rate of the Company's FHLB advances at December 31:

		2010		2009
(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Long term non-amortizing fixed advance	less than 1 year	$5,300	2.04%	$20,800	4.19%
Long term non-amortizing fixed advance	1 - 2 years	22,000	2.90%	5,300	2.04%
Long term non-amortizing fixed advance	2 - 3 years	—	—%	22,000	2.90%
Long term non-amortizing fixed advance	3 - 5 years	10,000	4.53%	—	—%
Long term non-amortizing fixed advance	5 - 10 years	70,000	3.37%	80,000	3.51%
Total Federal Home Loan Bank Advances		$107,300	3.32%	$128,100	3.45%

All FHLB advances have fixed interest rates. At December 31, 2010, $37.3 million of the advances are pre-payable by the Company at anytime, subject to prepayment penalties. Of the advances with a term of five to ten years, $70.0 million were callable by the FHLB as of December 31, 2010.

NOTE 13-OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2010	2009
Securities sold under repurchase agreements	$119,333	$39,338

Average balance during the year	$58,737	$254,217
Maximum balance outstanding at any month-end	119,333	404,134
Weighted average interest rate during the year	0.45%	3.41%
Weighted average interest rate at December 31	0.44%	0.55%

Secured borrowings
In connection with the 2009 loan participation correction, the Company recorded the participated portion of such loans as portfolio loans, along with a secured borrowing liability to finance the loans. The Company also recorded incremental interest income on the loans offset by incremental interest expense on the secured borrowing. At December 31, 2009, there were no outstanding secured borrowings related to the loan participations. Following is the effect of the secured borrowings on average balances during the year, maximum balance outstanding at any month-end and weighted average interest rate during the year. The average balance outstanding during 2009 was $182.8 million. For the twelve months ended December 31, 2009, the maximum balance outstanding at any month-end was $236.1 million. The weighted average interest rate on these borrowings for the year ended December 31, 2009 was 4.53%. See Item 8, Note 2 - Loan Participation Restatement in the Form 10-K for the year ended December 31, 2009 for more information.

Federal Reserve line
The Bank also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes. As of December 31, 2010, approximately $303.3 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating approximately $497.3 million.

NOTE 14-LITIGATION AND OTHER CLAIMS

Other than the litigation claims described below, which were filed subsequent to the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011, the Company and its subsidiaries are not parties to material litigation. However, there are other litigation matters that arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, other than those described below, management believes that there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

Distinctive Notes
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
In one of the lawsuits, the plaintiffs allege that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent, breached its fiduciary duties and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, in excess of $25.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

On June 6, 2011, the Bank filed a Motion to Dismiss the Complaint. On July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of it's criminal case against two of the individual defendants. The stay was granted on August 4, 2011. On October 31, 2011, the court granted the Bank's motion to dismiss the plaintiffs claims that the Bank violated RICO and that the Bank breached its fiduciary duties to the plaintiffs. The court granted the plaintiffs leave to amend the dismissed claims. However, the court denied the Bank's motion to dismiss the claims that the Bank conspired with others to violate RICO, breached its agreements with the plaintiffs and that the Bank was negligent in performing its duties as custodian of the IRAs that held the Distinctive Notes. As a result of the stay, all discovery in the case may be put on hold for the duration of the criminal proceedings; however, further procedural actions may continue to be ruled upon by the court. On January 2, 2012, the plaintiffs filed their second amended complaint which reasserts the claim that the Bank violated RICO, however the claim of breach of fiduciary duty was not reasserted. Criminal proceedings in the case began on March 19, 2012. After a four week trial, the jury found Sigillito guilty of 20 counts of wire fraud, mail fraud, conspiracy and money laundering. Following the verdict, the Judge lifted the stay and has scheduled a Rule 16 conference in the civil case for May 31, 2012. The Court is expected to set the case for trial at the Rule 16 conference.

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

On June 16, 2011, the Bank filed a motion to compel arbitration and stay proceedings in the Circuit Court. On July 11, 2011, the U.S. Attorney's Office moved to intervene in this case as well for purposes of seeking a stay of certain discovery pending completion of the above described criminal proceedings. The Court never formally issued a stay order; however, the conclusion of the criminal trial on April 13, 2012, renders the U.S. Attorney’s motion moot.  The Court has granted the Bank's motion to compel arbitration and stay proceedings and has scheduled a Case Management Conference for May 10, 2012.

William Mark Scott v. Enterprise Financial Services Corp
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

NOTE 15-REGULATORY MATTERS

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

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$285,226	14.11%	$161,691	8.00%	$—	—%
Enterprise Bank & Trust	251,149	12.51	160,642	8.00	200,802	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	237,099	11.73	80,845	4.00	—	—
Enterprise Bank & Trust	223,330	11.12	80,321	4.00	120,481	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	237,099	8.99	79,127	3.00	—	—
Enterprise Bank & Trust	223,330	8.51	78,707	3.00	131,179	5.00

As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$268,454	13.32%	$161,231	8.00%	$—	—%
Enterprise Bank & Trust	226,372	11.37	159,278	8.00	199,098	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	215,099	10.67	80,616	4.00	—	—
Enterprise Bank & Trust	198,761	9.98	79,639	4.00	119,459	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	215,099	8.96	72,018	3.00	—	—
Enterprise Bank & Trust	198,761	8.38	71,185	3.00	118,642	5.00

NOTE 16 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock appreciation rights, and restricted stock units (“RSUs”), as designated by the Company's Board of Directors. The Company uses authorized and unissued shares to satisfy share award exercises. During 2010, share-based compensation was issued in the form of stock and stock-settled stock appreciation rights (“SSAR”). At December 31, 2010, there were 665,742 shares available for grant under the various share-based compensation plans.

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

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. The risk-free rate for the expected term is based on the U.S. Treasury zero-coupon spot rates in effect at the time of grant. Expected volatility is based on historical volatility of the Company's common stock. The

Company uses historical exercise behavior and other factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.

	2010	2009	2008
Risk-free interest rate	2.1%	2.5%	3.9%
Expected dividend rate	0.6%	0.6%	0.6%
Expected volatility	56.8%	54.8%	39.4%
Expected term	6 years	6 years	6 years
Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. In 2007, the Company began granting SSARs to key employees. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2010, there was $3,000 and $1.8 million of total unrecognized compensation cost related to stock options and SSARs, respectively, which is expected to be recognized over a weighted average period of 3 months and 2.7 years, respectively. Various information related to the stock options and SSARs is shown below.

(in thousands, except grant date fair value)	2010	2009	2008
Weighted average grant date fair value of options and SSARs	$10.24	$8.99	$8.27
Compensation expense	908	896	705
Intrinsic value of option exercises on date of exercise	—	1	2,177
Cash received from the exercise of stock options	—	15	3,148

Following is a summary of the employee stock option and SSAR activity for 2010.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	803,735	$16.77
Granted	150,000	10.24
Exercised	—	—
Forfeited	(50,803)	16.40
Outstanding at December 31, 2010	902,932	$15.71	5.5 years	$—
Exercisable at December 31, 2010	599,277	$16.00	4.0 years	$—
Vested and expected to vest at December 31, 2010	662,313	$16.40	5.5 years	$—

Restricted Stock Units (“RSU”)
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over five years. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2010	2009	2008
Compensation expense	$1,038	$1,138	$1,380
Total fair value at vesting date	389	417	765
Total unrecognized compensation cost for nonvested stock units	827	1,879	3,038
Expected years to recognize unearned compensation	1.6 years	2.2 years	3.0 years

 A summary of the status of the Company's RSU awards as of December 31, 2010 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	78,150	$23.05
Granted	—	—
Vested	(36,348)	24.03
Forfeited	(5,629)	22.58
Outstanding at December 31, 2010	36,173	$22.14

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
Following is a summary of the Moneta stock option activity for 2010.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	29,346	$14.10
Granted	—	—
Exercised	—	—
Forfeited	(3,241)	18.25
Outstanding at December 31, 2010	26,105	$13.58	1.2 years	$—
Exercisable at December 31, 2010	26,105	$13.58	1.2 years	$—

401(k) plans
Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $468,000, $349,000, and $496,000 for 2010, 2009, and 2008, respectively.

NOTE 17-INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$(44)	$(383)	$7,599
State and local	101	(433)	233
Deferred	766	(2,545)	(7,699)
Total income tax expense (benefit)	$823	$(3,361)	$133

Income tax expense (benefit) is included in the financial statements as follows:
Continuing operations	$823	$(2,650)	$3,672
Discontinued operations	—	(711)	(3,539)
Total income tax expense (benefit)	$823	$(3,361)	$133

A reconciliation of expected income tax (benefit) expense, computed by applying the statutory federal income tax rate of 35% in 2010, 2009, and 2008 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2010	2009	2008
Income tax expense (benefit) at statutory rate	$2,239	$(17,961)	$653
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(527)	(597)	(401)
Goodwill write off	—	15,882	—
State and local income tax	67	(282)	151
Non-deductible expenses	292	187	208
Federal income tax credits	(749)	—	—
Other, net	(499)	(590)	(478)
Total income tax expense (benefit)	$823	$(3,361)	$133

A net deferred income tax asset of $17.7 million and $18.3 million is included in other assets in the consolidated balance sheets at December 31, 2010 and 2009, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$15,564	$15,631
Asset purchase tax basis difference, net	32,751	—
Basis difference on other real estate	2,740
Deferred compensation	1,723	1,298
Intangible assets	227	3,473
Tax credit carryforwards	497	806
Unrealized losses on securities available for sale	223	—
Other, net	206	517
Total deferred tax assets	$53,931	$21,725

Deferred tax liabilities:
FDIC loss guarantee receivable, net	$33,812	$—
Unrealized gains on securities available for sale	—	537
State tax credits held for sale, net of economic hedge	1,674	1,216
Core deposit intangibles	445	598
Office equipment and leasehold improvements	320	1,114
Total deferred tax liabilities	36,251	3,465
Net deferred tax asset	$17,680	$18,260

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

As of December 31, 2010, the gross amount of unrecognized tax benefits was $4.0 million and the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $861,000. Also included in the balance of unrecognized benefits at December 31, 2010 are $2.7 million of tax benefits that, if recognized, would result in adjustments to other tax accounts. The Company believes it is reasonably possible that the balance of unrecognized benefits will be reduced by approximately $3.3 million within 12 months of the reporting date as a result of a lapse of statue of limitations or other affirmative actions which may be taken to resolve certain unrecognized benefits.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2010	2009	2008
Balance at beginning of year	$1,337	$1,690	$2,412
Additions based on tax positions related to the current year	270	142	245
Additions for tax positions of prior years	2,884	180	241
Reductions for tax positions of prior years	—	—	(491)
Settlements or lapse of statute of limitations	(488)	(675)	(717)
Balance at end of year	$4,003	$1,337	$1,690

NOTE 18-COMMITMENTS

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

The contractual amount of off-balance-sheet financial instruments as of December 31, 2010 and 2009 is as follows:

(in thousands)	December 31, 2010	December 31, 2009
Commitments to extend credit	$429,411	$457,777
Standby letters of credit	42,113	32,263

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2010 and 2009, approximately $67.0 million and $84.3 million, respectively, represents fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of each bank's customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2010.

NOTE 19 - FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
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

•
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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2010
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$453	$—	$453
Obligations of U.S. Government sponsored enterprises	—	27,564	4,555	32,119
Obligations of states and political subdivisions	—	14,711	2,965	17,676
Residential mortgage-backed securities	—	311,298	—	311,298
Total securities available for sale	$—	$354,026	$7,520	$361,546
Portfolio loans	—	16,068	—	16,068
State tax credits held for sale	—	—	31,576	31,576
Derivative financial instruments	—	2,042	—	2,042
Total assets	$—	$372,136	$39,096	$411,232

Liabilities
Derivative financial instruments	$—	$2,607	$—	$2,607
Total liabilities	$—	$2,607	$—	$2,607

	December 31, 2009
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale	$—	$279,631	$2,830	$282,461
State tax credits held for sale	—	—	32,485	32,485
Derivative financial instruments	—	1,237	—	1,237
Portfolio loans	—	17,226	—	17,226
Total assets	$—	$298,094	$35,315	$333,409

Liabilities
Derivative financial instruments	$—	$1,105	$—	$1,105
Total liabilities	$—	$1,105	$—	$1,105

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

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for at fair value. The Company enters into interest rate swaps to economically hedge changes in the fair value of these loans. . Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

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

The Company is not aware of an active market that exists for the 10-year streams of state tax credit financial instruments. However, the Company's principal market for these tax credits consists of state residents who buy these credits from local and regional accounting firms who broker them. As such, the Company employed a discounted cash flow analysis (income approach) to determine the fair value.

The fair value measurement is calculated using an internal valuation model with observable market data including discounted cash flows based upon the terms and conditions of the tax credits. Assuming that the underlying project remains in compliance with the various federal and state rules governing the tax credit program, each project will generate about 10 years of tax credits. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a 205 basis point spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is considered a Level 3 input because it is an “unobservable input” and is based on the Company's assumptions. Given the significance of this input to our fair value calculation, the state tax credit assets are reported as Level 3 assets.

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

Level 3 financial instruments
The following table presents the changes in Level 3 financial instruments measured at fair value as of December 31, 2010 and 2009.

	For the year ended December 31,
	2010	2009	2010		2009
(in thousands)	Securities available for sale, at fair value	Securities available for sale, at fair value	State tax credits held for sale		State tax credits held for sale
Beginning balance	$2,830	$—	$32,485		$39,142
Total gains (realized and unrealized):
Included in earnings	—	—	2,544	2,544	444
Included in other comprehensive income	(427)	(470)	—		—
Purchases, sales, issuances and settlements, net	15,529	3,300	(3,453)		(7,102)
Transfer in and/or out of Level 3	(10,412)	—	—		—
Ending balance	$7,520	$2,830	$31,576		$32,485

Change in unrealized gains relating to assets still held at the reporting date	$(427)	$(470)	$1,685		$(1,304)

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

•
Loans held for sale. These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

•
Impaired loans. Impaired loans are included as Portfolio loans on the Company's consolidated balance sheet with amounts specifically reserved for credit impairment in the Allowance for loan losses. From time to time, fair value adjustments are recorded on impaired loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in Level 3 of the valuation hierarchy.

•
Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value less estimated costs to sell. Fair value is based on third party appraisals of each property and the Company's judgment of other relevant market conditions. These are considered Level 3 inputs.

•	State Tax Credits. Certain state tax credits are reported at cost.

The following tables presents the financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

	December 31, 2010
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2010
Impaired loans	$14,542	$—	$—	$14,542	$(36,160)
Other real estate	14,886	—	—	14,886	(5,710)
Total	$29,428	$—	$—	$29,428	$(41,870)

	December 31, 2009
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2009
Impaired loans (1)	$7,590	$—	$—	$7,590	$(17,596)
Other real estate (1)	6,955	—	—	6,955	(2,389)
Goodwill	—	—	—	—	$(45,377)
Total	$14,545	$—	$—	$14,545	$(65,361)

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value at December 31, 2010 and 2009
Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$23,413	$23,413	$16,064	$16,064
Federal funds sold	3,153	3,153	7,472	7,472
Interest-bearing deposits	268,853	268,853	83,430	83,430
Securities available for sale	361,546	361,546	282,461	282,461
Other investments, at cost	12,278	12,278	13,189	13,189
Loans held for sale	5,640	5,640	4,243	4,243
Derivative financial instruments	2,042	2,042	1,237	1,237
Portfolio loans, net	1,845,162	1,850,197	1,789,130	1,793,498
State tax credits, held for sale	61,148	61,148	51,258	51,258
Accrued interest receivable	7,464	7,464	7,751	7,751

Balance sheet liabilities
Deposits	2,297,721	2,301,387	1,941,416	1,944,910
Subordinated debentures	85,081	44,866	85,081	43,060
Federal Home Loan Bank advances	107,300	118,602	128,100	138,688
Other borrowings	119,333	119,366	39,338	39,360
Derivative financial instruments	2,607	2,607	1,105	1,105
Accrued interest payable	1,488	1,488	2,125	2,125

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

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreasing real estate values, illiquid credit markets, volatile equity markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. In addition, these estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on existing on-balance and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 20-SEGMENT REPORTING

The Company has two primary operating segments, Banking and Wealth Management, which are delineated by the products and services that each segment offers. The segments are evaluated separately on their individual performance, as well as, their contribution to the Company as a whole.

The Banking operating segment consists of a full-service commercial bank, with locations in St. Louis, Kansas City and Phoenix. The majority of the Company's assets and income result from the Banking segment. All banking locations have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods. Pricing guidelines and operating policies for products and services are the same across all regions.

The Wealth Management segment includes the Trust division of the Bank and the state tax credit brokerage activities. The Trust division provides estate planning, investment management, trust administration, and retirement planning as well as consulting on management compensation, strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company's wealth management segment and banking lines of business. Also included in the Wealth Management segment are the discontinued operations of Millennium.

The Corporate segment's principal activities include the direct ownership of the Company's banking and non-banking subsidiaries and the issuance of debt and equity. Its principal sources of revenue are dividends from its subsidiaries and stock option exercises.

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

Following are the financial results for the Company’s operating segments.

	Years ended December 31,
	2010
	Banking	Wealth Management	Corporate and Intercompany	Total
Net interest income (expense)	89,972	(1,430)	(4,559)	83,983
Provision for loan losses	33,735	—	—	33,735
Noninterest income	9,528	8,664	168	18,360
Noninterest expense	50,877	7,516	3,819	62,212
Income (loss) from continuing operations before income tax expense (benefit)	14,888	(282)	(8,210)	6,396
Income tax expense (benefit)	4,450	(104)	(3,523)	823
Net income (loss) from continuing operations	$10,438	$(178)	$(4,687)	$5,573

Portfolio loans, net	1,887,921	—	—	1,887,921
Goodwill	2,064	—	—	2,064
Intangibles, net	1,223	—	—	1,223
Deposits	2,313,117	—	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,724,289	61,770	14,140	2,800,199
	2009
	Banking	Wealth Management	Corporate and Intercompany	Total
Net interest income (expense)	75,505	(1,095)	(4,769)	69,641
Provision for loan losses	40,412	—	—	40,412
Noninterest income	14,263	5,559	55	19,877
Noninterest expense	42,143	6,442	4,465	53,050
Goodwill impairment	45,377	—	—	45,377
Loss from continuing operations before income tax expense (benefit)	(38,164)	(1,978)	(9,179)	(49,321)
Income tax expense (benefit)	4,997	(1,370)	(6,277)	(2,650)
Net loss from continuing operations	(43,161)	(608)	(2,902)	(46,671)

Loss from discontinued operations before income tax	—	(1,995)	—	(1,995)
Income tax benefit	—	(711)	—	(711)
Net loss from discontinued operations	—	(1,284)	—	(1,284)

Total net loss	$(43,161)	$(1,892)	$(2,902)	$(47,955)

Portfolio loans, net	1,832,125	—	—	1,832,125
Goodwill	2,064	—	—	2,064
Intangibles, net	1,643	—	—	1,643
Deposits	1,960,942	—	(19,526)	1,941,416
Borrowings	121,442	48,496	82,581	252,519
Total assets	2,287,936	59,225	18,494	2,365,655
	2008
	Banking	Wealth Management	Corporate and Intercompany	Total
Net interest income (expense)	71,628	(1,083)	(3,862)	66,683
Provision for loan losses	26,510	—	—	26,510
Noninterest income	10,027	10,117	197	20,341
Noninterest expense	38,851	6,007	3,918	48,776
Income (loss) from continuing operations before income tax expense (benefit)	16,294	3,027	(7,583)	11,738
Income tax expense (benefit)	5,843	1,092	(3,263)	3,672
Net income (loss) from continuing operations	10,451	1,935	(4,320)	8,066

Loss from discontinued operations before income tax	—	(9,757)	—	(9,757)
Income tax benefit	—	(3,539)	—	(3,539)
Net loss from discontinued operations	—	(6,218)	—	(6,218)

Total net income (loss)	$10,451	$(4,283)	$(4,320)	$1,848

Portfolio loans, net	2,201,457	—	—	2,201,457
Goodwill	45,378	3,134	—	48,512
Intangibles, net	2,126	1,378	—	3,504
Deposits	1,818,514	—	(25,730)	1,792,784
Borrowings	360,349	35,077	82,581	478,007
Total assets	2,427,934	48,775	17,058	2,493,767

NOTE 21-PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2010	2009
Assets
Cash	$15,396	$19,474
Investment in Enterprise Bank & Trust	226,116	202,361
Investment in Millennium Holding Company	—	6,777
Other assets	21,105	18,546
Total assets	$262,617	$247,158

Liabilities and Shareholders' Equity
Subordinated debentures	$82,581	$82,581
Accounts payable and other liabilities	235	665
Shareholders' equity	179,801	163,912
Total liabilities and shareholders' equity	$262,617	$247,158

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2010	2009	2008
Income:
Dividends from subsidiaries	$—	$800	$45,811
Other	309	203	3,162
Total income	309	1,003	48,973
Expenses:
Interest expense-subordinated debentures	4,701	4,918	3,471
Interest expense-notes payable	—	—	507
Other expenses	3,819	4,465	4,918
Total expenses	8,520	9,383	8,896

Net (loss) income before taxes and equity in undistributed earnings of subsidiaries	(8,211)	(8,380)	40,077
Income tax benefit	3,523	6,277	2,338
Net (loss) income before equity in undistributed earnings of subsidiaries	(4,688)	(2,103)	42,415
Equity in undistributed earnings of subsidiaries	10,261	(45,852)	(40,567)
Net (loss) income	$5,573	$(47,955)	$1,848

Condensed Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,573	$(47,955)	$1,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of charter	—	—	(2,850)
Share-based compensation	1,947	2,202	2,255
Net (income) loss of subsidiaries	(10,261)	45,052	(5,244)
Dividends from subsidiaries	—	800	45,811
Excess tax expense (benefit) of share-based compensation	494	338	(460)
Additional share-based compensation from acquisition of Clayco	—	—	1,000
Other, net	(585)	587	147
Net cash (used in) provided by operating activities	(2,832)	1,024	42,507

Cash flows from investing activities:
Cash contributions to subsidiaries	(15,000)	—	(73,988)
Cash received in sale of charter, net of cash and cash equivalents paid	—	—	5,575
Purchases of other investments	(402)	(290)	(1,677)
Proceeds from the sale of other investments	93	—	—
Proceeds from distributions on other investments	188	3	8
Proceeds from business divestitures	4,000	—	—
Purchase of limited partnership interests	—	(512)	(5,034)
Net cash used in investing activities	(11,121)	(799)	(75,116)

Cash flows from financing activities:
Proceeds from notes payable	—	—	15,000
Paydowns of notes payable	—	—	(21,000)
Proceeds from issuance of subordinated debentures	—	—	25,774
Cash dividends paid	(3,121)	(2,694)	(2,661)
Excess tax (expense) benefit of share-based compensation	(494)	(338)	460
Issuance of preferred stock and warrants	—	—	35,000
Dividends paid on preferred stock	(1,750)	(1,585)	—
Preferred stock issuance cost	—	(130)	—
Issuance of common stock	14,883	—	—
Proceeds from the issuance of equity instruments	357	156	3,389
Net cash provided by (used in) financing activities	9,875	(4,591)	55,962

Net (decrease) increase in cash and cash equivalents	(4,078)	(4,366)	23,353
Cash and cash equivalents, beginning of year	19,474	23,840	487
Cash and cash equivalents, end of year	$15,396	$19,474	$23,840

NOTE 22-QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2010 and 2009.

	2010
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$32,271	$30,574	$26,545	$27,004
Interest expense	7,909	7,742	8,108	8,652
Net interest income	24,362	22,832	18,437	18,352
Provision for loan losses	3,325	7,650	8,960	13,800
Net interest income after provision for loan losses	21,037	15,182	9,477	4,552
Noninterest income	3,881	4,895	5,287	4,297
Noninterest expense	18,231	15,693	14,392	13,896
Income (loss) from continuing operations before income tax (benefit) expense	6,687	4,384	372	(5,047)
Income tax expense (benefit)	1,701	1,183	(205)	(1,856)
Net income (loss)	$4,986	$3,201	$577	$(3,191)

Net income (loss) available to common shareholders	$4,364	$2,583	$(38)	$(3,803)

Earnings (loss) per common share:
Basic	$0.29	$0.17	$—	$(0.26)
Diluted	0.29	0.17	—	(0.26)

	2009
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$28,013	$30,314	$30,341	$29,818
Interest expense	10,098	12,931	12,846	12,970
Net interest income	17,915	17,383	17,495	16,848
Provision for loan losses	8,400	6,480	9,073	16,459
Net interest income after provision for loan losses	9,515	10,903	8,422	389
Noninterest income	4,225	9,073	3,748	2,831
Noninterest expense	13,732	12,973	13,805	57,917
Income (loss) from continuing operations before income tax (benefit) expense	8	7,003	(1,635)	(54,697)
Income tax (benefit) expense	(372)	2,245	(1,673)	(2,850)
Income (loss) from continuing operations	380	4,758	38	(51,847)

(Loss) income from discontinued operations before income tax (benefit) expense	(315)	(129)	(442)	478
Loss on disposal before income tax benefit	(1,587)	—	—	—
Income tax (benefit) expense	(668)	(58)	(103)	118
(Loss) income from discontinued operations	(1,234)	(71)	(339)	360

Net (loss) income	$(854)	$4,687	$(301)	$(51,487)

Net (loss) income available to common shareholders	$(1,462)	$4,082	$(903)	$(52,086)

Basic (loss) earnings per common share:
Basic from continuing operations	$(0.02)	$0.33	$(0.04)	$(4.09)
Basic from discontinued operations	(0.10)	(0.01)	(0.03)	0.03
Basic from continuing operations and discontinued operations	$(0.12)	$0.32	$(0.07)	$(4.06)

Diluted (loss) earnings per common share:
Diluted from continuing operations	$(0.02)	$0.32	$(0.04)	$(4.09)
Diluted from discontinued operations	(0.10)	(0.01)	(0.03)	0.03
Diluted from continuing operations and discontinued operations	$(0.12)	$0.31	$(0.07)	$(4.06)

The sum of the quarterly EPS amounts may not equal the full year amounts due to rounding.

As discussed in Note 25 - Restatement of Consolidated Financial Statements, the Company has restated its annual consolidated financial statements for 2010. The following tables present the impact of the Restatement on the unaudited quarterly financial information for each quarter in 2010.

	For the Three months ended December 31, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$33,946	$(2,203)	$(1,544)	$30,199
Total interest income	36,018	(2,203)	(1,544)	32,271
Total interest expenses	7,909	—	—	7,909
Net interest income	28,109	(2,203)	(1,544)	24,362
Provision for loan losses	3,325	—	—	3,325
Noninterest income:
Wealth Management revenue	2,489	—	(722)	1,767
Miscellaneous income	(1,150)	—	1,391	241
Total noninterest income	3,212	—	669	3,881
Noninterest expense:
Employee compensation and benefits	7,517	(197)	—	7,320
FDIC and other insurance	1,388	—	(199)	1,189
Other	4,392	—	(1,022)	3,370
Total noninterest expense	19,649	(197)	(1,221)	18,231
Income before income tax	8,347	(2,006)	346	6,687
Income tax expense	1,921	(266)	46	1,701
Net income	6,426	(1,740)	300	4,986
Net income available to common shareholders	5,804	(1,740)	300	4,364
Net income available to common shareholders and assumed conversions	6,175	(1,740)	300	4,735

Basic earnings (loss) per share	$0.39	$(0.12)	$0.02	$0.29
Diluted earnings (loss) per share	0.38	(0.11)	0.02	0.29

	For the Three months ended September 30, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$30,196	$(2,502)	$1,044	$28,738
Total interest income	32,032	(2,502)	1,044	30,574
Total interest expenses	7,742	—	—	7,742
Net interest income	24,290	(2,502)	1,044	22,832
Provision for loan losses	7,650	—	—	7,650
Noninterest income:
Wealth Management revenue	1,326	—	235	1,561
Miscellaneous income	2,057	—	(1,391)	666
Total noninterest income	6,051	—	(1,156)	4,895
Noninterest expense:
Other	2,473	—	235	2,708
Total noninterest expense	15,458	—	235	15,693
Income before income tax	7,233	(2,502)	(347)	4,384
Income tax expense	2,262	(948)	(131)	1,183
Net income	4,971	(1,554)	(216)	3,201
Net income available to common shareholders	4,353	(1,554)	(216)	2,583
Net income available to common shareholders and assumed conversions	4,724	(1,925)	(216)	2,583

Basic earnings (loss) per share	$0.29	$(0.11)	$(0.01)	$0.17
Diluted earnings (loss) per share	0.29	(0.11)	(0.01)	0.17

	For the Three months ended June 30, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$24,655	$(165)		$24,490
Total interest income	$26,710	$(165)	$—	$26,545
Total interest expenses	8,108	—	—	8,108
Net interest income	18,602	(165)		18,437
Provision for loan losses	8,960	—	—	8,960
Noninterest income:
Wealth Management revenue	1,302	—	246	1,548
Miscellaneous income	612	—	—	612
Total noninterest income	5,041	—	246	5,287
Noninterest expense:
Other	2,447	—	246	2,693
Total noninterest expense	14,146	—	246	14,392
Income before income tax	537	(165)	—	372
Income tax benefit	(200)	(5)	—	(205)
Net income	737	(160)	—	577
Net income (loss) available to common shareholders	122	(160)		(38)
Net income (loss) available to common shareholders and assumed conversions	122	(160)	—	(38)

Basic earnings (loss) per share	$0.01	$(0.01)	$—	$—
Diluted earnings (loss) per share	0.01	(0.01)	—	—

	For the Three months ended March 31 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$25,244	$(271)	$—	$24,973
Total interest income	$27,275	$(271)	—	$27,004
Total interest expenses	8,652	—	—	8,652
Net interest income	18,623	(271)	—	18,352
Provision for loan losses	13,800	—	—	13,800
Noninterest income:
Wealth Management revenue	1,297	—	241	1,538
Miscellaneous income	244	—	—	244
Total noninterest income	4,056	—	241	4,297
Noninterest expense:
Other	2,816	—	241	3,057
Total noninterest expense	13,655	—	241	13,896
Loss before income tax	(4,776)	(271)	—	(5,047)
Income tax benefit	(1,762)	(94)	—	(1,856)
Net loss	(3,014)	(177)	—	(3,191)
Net loss available to common shareholders	(3,626)	(177)		(3,803)
Net loss available to common shareholders and assumed conversions	(3,626)	(177)	—	(3,803)

Basic loss per share	$(0.25)	$(0.01)	$—	$(0.26)
Diluted loss per share	(0.25)	(0.01)	—	(0.26)

NOTE 23-NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2009-16, “Transfers and Servicing” On January 1, 2010, the Company adopted new authoritative guidance under ASC Topic 860 which requires additional information regarding transfers of financial assets and eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASU 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” On January 1, 2010, the Company adopted new authoritative guidance under this ASU, which requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in variable interest entities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements” This ASU requires additional fair value disclosures including disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. In addition, the guidance also requires disclosures about gross purchases, sales, issuances and settlement activity in the Level 3 rollforward. The Company has applied the disclosure requirements as of January 1, 2010, except for the detailed Level 3 rollforward disclosure, which will be effective for interim and annual periods beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and is not expected to have a material impact on the Company's consolidated financial statements.

FASB ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is accounted for as a Single Asset” On September 30, 2010, the Company adopted ASU 2010-18. This ASU amends ASC 310, Receivables by requiring that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity is required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” On December 31, 2010, the Company adopted ASU 2010-20. This ASU amends ASC 310, Receivables by requiring more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of (1) the nature of an entity's credit risk associated with its financing receivables and (2) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new disclosures relating to information as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been included in Note 6 - Portfolio Loans. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company's consolidated financial statements.

FASB ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350)-When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” On December 31, 2010, the Company adopted ASU 2010-28. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASU 2010-29, “Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This ASU is effective for the Company prospectively for business combinations occurring after December 31, 2010. This disclosure requirement is not expected to have a material impact on the Company's consolidated financial statements.

FASB ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 24 - SUBSEQUENT EVENTS

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

As of March 11, 2011, the date on which the Form 10-K was filed with the Securities and Exchange Commission, the initial purchase accounting for this transaction is not complete. The resulting goodwill or bargain purchase, supplemental proforma information and other disclosures required under ASC Topic 805, “Business Combinations,” are not available at this time and will be included in the Company's next quarterly filing.

NOTE 25 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background of the Restatement
In January 2012, while converting to a new system designed to address the complex accounting requirements of acquired loans under Accounting Standards Codification ("ASC") Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company discovered an error in its process used to record income on these loans. ASC 310-30 is utilized to account for the loans acquired by the Company under loss sharing agreements with the Federal Deposit Insurance Corporation (the “FDIC”). Under ASC 310-30, these acquired loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the "accretable yield", is recognized as interest income on a level-yield method over the life of the loans. In accounting for income from the acquired loans, the Company recorded both the accretable yield and contractually required interest payments. The Company should not have recognized the contractually required interest payments. As a result, both interest income and the carrying value of the acquired loans were overstated. This affected income reported on the loans acquired in FDIC assisted transactions since December 2009.

Adjustments
In addition to the adjustments relating to the acquired loan contractual interest described above, the Company has corrected other errors that had been previously identified but not corrected because they were not material, individually or in the aggregate, to the consolidated financial results. These items included changes in accrual estimates and financial statement reclassifications.

The following tables present the impact of the Restatement on Enterprise's previously issued audited Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2010 and its Consolidated Balance Sheet as of December 31, 2010.

	At or for the Year ended December 31, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$114,041	$(5,141)	$(500)	$108,400
Total interest income	122,035	(5,141)	(500)	116,394
Total interest expenses	32,411	—	—	32,411
Net interest income	89,624	(5,141)	(500)	83,983
Provision for loan losses	33,735	—	—	33,735
Net interest income after provision for loan losses	55,889	(5,141)	(500)	50,248
Noninterest income:
Wealth Management revenue	6,414	—	—	6,414
Miscellaneous income	1,763	—	—	1,763
Total noninterest income	18,360	—	—	18,360
Noninterest expense:
Employee compensation and benefits	28,513	(196)	—	28,317
Other	12,128	—	(500)	11,628
Total noninterest expense	62,908	(196)	(500)	62,212
Income before income tax	11,341	(4,945)	—	6,396
Income tax expense (benefit)	2,221	(1,313)	(85)	823
Net income (loss)	9,120	(3,632)	85	5,573
Net income (loss) available to common shareholders	6,653	(3,632)	85	3,106

Basic earnings (loss) per share	$0.45	$(0.24)	$—	$0.21
Diluted earnings (loss) per share	0.45	(0.24)	—	0.21

Consolidated Balance Sheet
Portfolio loans covered under FDIC loss share at fair value	$126,711	$(5,141)	$—	$121,570
Portfolio loans, net	1,850,303	(5,141)	—	1,845,162
FDIC loss share receivable	88,292	—	(500)	87,792
Total assets	2,805,840	(5,141)	(500)	2,800,199
Other liabilities	11,569	(1,509)	(585)	9,475
Total liabilities	2,622,492	(1,509)	(585)	2,620,398
Retained earnings	19,322	(3,632)	85	15,775
Total shareholders' equity	183,348	(3,632)	85	179,801
Total liabilities and shareholders' equity	2,805,840	(5,141)	(500)	2,800,199

Consolidated Statement of Cash Flows
Net income (loss)	$9,120	$(3,632)	$85	$5,573
Deferred income taxes	905	(139)	—	766
Net accretion of loan discount and indemnification asset	(10,793)	5,141	—	(5,652)
Accrued interest receivable and income tax receivable	1,595	139	—	1,734
Other, net	3,213	(1,509)	(85)	1,619

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of independent registered accounting firm.

On May 28, 2010, KPMG LLP (“KPMG”) was dismissed as the independent registered public accounting firm of Enterprise Financial Services Corp (the “Company”).

KPMG's report on the Company's consolidated financial statements for the past two years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG's report on the Company's consolidated financial statements as of and for the years ended December 31, 2009 and 2008 contained an explanatory paragraph stating that “As discussed in Note 2 to the consolidated financial statements, the 2008 and 2007 consolidated financial statements have been restated to correct a misstatement.”

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

During the Company's two most recent fiscal years ended December 31, 2009 and 2008 and the subsequent period through May 28, 2010, the Company did not have any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Also during this period, there have been no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness as set forth in the following paragraph:

In connection with the identification of the loan participation accounting error described in Item 7, Management Discussion & Analysis and in Item 8, Note 2 of the consolidated financial statements and elsewhere in the Form 10-K dated March 16, 2010, the Company also determined that a material weakness in its internal controls over financial reporting existed during the periods affected by the error, including as of December 31, 2008. The Company's management concluded that the material weakness was the Company's lack of a formal process to periodically review existing contracts and agreements with continuing accounting significance. To remediate this material weakness, during the fourth quarter of 2009 the Company implemented a formal process to review all contracts and agreements with continuing accounting significance on an annual basis. As a result of the review conducted in the fourth quarter, management did not identify any other errors in its previous accounting for such contracts or agreements. Management believes that this new process has remediated the material weakness in the Company's internal control over financial reporting.

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

As a result of a competitive request for proposal process undertaken by the Audit Committee of the Board of Directors of the Company, the Audit Committee on May 28, 2010, approved the appointment of Deloitte & Touche LLP

(“Deloitte”) as the Company's independent registered accounting firm for the year ending December 31, 2010. In deciding to select Deloitte, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Deloitte and concluded that Deloitte has no commercial relationship with the Company that would impair its independence. The Company did not engage Deloitte in any prior consultations during the Company's fiscal years ended December 31, 2009 and 2008 or its subsequent period through the date of the engagement of Deloitte regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Deloitte concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A: CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed
In January 2012, while converting to a new system designed to address the complex accounting requirements of acquired loans under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company discovered an error in its process used to record income on these loans. Both interest income and the carrying value of the acquired loans were overstated. The error affects income reported on all loans acquired in FDIC assisted transactions since December 2009. On January 20, 2012, the Audit Committee of the Board of Directors of the Company and management determined that previously issued consolidated financial statements for the fiscal year 2010 should no longer be relied upon and should be restated.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of December 31, 2010, in conjunction with the filing of our original Form 10-K in March 2011. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-K/A, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal controls over financial reporting of the Company's acquired loan portfolio (as discussed below), the Company's disclosure controls and procedures surrounding the Company's acquired loan portfolio were not effective as of December 31, 2010. Notwithstanding the material weakness described below, management has concluded that the consolidated financial statements included in this Form 10K/A present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Assessment of Internal Control Over Financial Reporting (as revised)
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding reliability of financial reporting and preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP.

In connection with the filing of the Original Filing in March 2011, our management included Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that management believed that our internal control over financial reporting was effective as of December 31, 2010. In connection with filing this amended Form 10-K/A for the year ended December 31, 2010, management, including our CEO and CFO reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s reassessment, including consideration of the control deficiencies discussed below, management has concluded that the company’s internal control over financial reporting surrounding the Company's acquired loan portfolio was not effective as of December 31, 2010, due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, management identified: (i) control deficiencies in its internal controls associated with the accounting for acquired loans under ASC 310-30 that constitute a material weakness, and (ii) the need to restate prior period financial statements. The material weakness in internal control over financial reporting identified is as follows:

Accounting for Acquired Loans under ASC 310-30, "Loans & Debt Securities Acquired with Deteriorated Credit Quality" - The controls over the accounting entries of acquired loans were improperly designed and were not effective in capturing the accuracy of the resulting yield related to these loans. The controls that had been in place focused primarily on the calculation and accounting of the accretable and non-accretable yields under ASC 310-30. The controls were not effective in recording the accounting entry required to reverse the contractual interest calculated by the Company's loan servicing subsystem.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting for the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan
Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation efforts include, bur are not limited to, the following:

•	Implemented a commercially available system specifically designed to address the accounting requirements under ASC 310-30, "Loans & Debt Securities Acquired with Deteriorated Credit Quality";

•	Implemented additional reconciliation and other procedures surrounding the calculation of the effective yield for acquired loans;

•	Hired additional personnel in the Loss Share accounting department;

•	Utilization of an accounting firm to consult in the analysis and preparation of accounting entries required under ASC 310-30; and

•	Reversed contractual interest related to the acquired loans.

In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

If not remediated, these control deficiencies could result in further material misstatements to the Company’s financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp
St. Louis, Missouri

We have audited Enterprise Financial Services Corp and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the controls over accounting for acquired loans under ASC 310-30, “Loans & Debt Securities Acquired with Deteriorated Credit Quality”. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated March 11, 2011 (April 23, 2012 as to the effects of the restatement discussed in Note 25 to the consolidated financial statements) expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
March 11, 2011 (April 23, 2012 as to the effects of the litigation discussed in the last paragraph of Note 14 and the restatement discussed in Note 25)

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K/A.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011. The Company's executive officers consist of the named executive officers disclosed in the Compensation Discussion and Analysis Section of the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011.

Clawback due to restatement
Following the restatement of the financial results for 2010, pursuant to the Company's clawback policy, the Compensation Committee reviewed variable compensation awarded with respect to the Company's performance during the 2010 fiscal year. The Company's clawback policy states that any variable compensation paid to its Named Executive Officers and top twenty other most highly compensated employees (the “Covered Employees”) is subject to recovery or “clawback” if the variable compensation is based on materially inaccurate financial statements. In its review, the Committee examined all components of variable compensation and determined that the restatement affected awards under the Company's 2010 Short-Term Incentive Plan made to Named Executive Officers and other Covered Employees for the performance goal based on the Company's earnings per share (the “EPS Goal”).

In total, 16 Covered Employees, including all of the Company's Named Executive Officers for fiscal year 2010, received awards under the 2010 Short-Term Incentive Plan which were, in part, based on the EPS Component. As a result of the restatement, among other things, earnings per share for fiscal year 2010 declined from $0.45 per share to $0.21 per share. Therefore, the Company did not achieve threshold level performance with respect to the EPS Goal based on the restated results. As a result, the portion of 2010 short term incentive awards to Covered Employees which were based on the EPS Goal were subject to recovery under the clawback policy. In addition, while not required by the clawback policy, the Committee determined to recover the payment for the EPS Goal which was paid to the Company's Controller. Nine Covered Employees did not receive any payment of variable compensation, under the 2010 Short-Term Incentive Plan or otherwise, based on inaccurate 2010 financial statements and were thus not subject to the requirements of the clawback policy.

The aggregate amounts subject to recovery consisted of $79,800 in cash payments and 8,313 shares of long-term restricted stock. At the direction of the Committee, all of this cash and stock has been recovered or will be promptly recovered following the filing of this Form 10-K/A. Specifically, the Named Executive Officers of the Company for the 2010 fiscal year have forfeited to the Company the following amounts of long term restricted stock:

Peter F. Benoist        -    2,707
Frank H. Sanfilippo    -    1,091
Stephen P. Marsh    -    1,515
John G. Barry        -    1,136
Linda H. Hanson    -    1,000

The Compensation Committee determined that the amounts described above constituted all of the variable compensation payments made to Covered Employees that were subject to the Company's clawback policy. For 2010, Mr. Barry received incentive compensation based on Net Operating Income for the Arizona market (the “NOI Goal”). However, after the restatement, the results for NOI Goal remained above Mr. Barry's exceptional performance level, so there was no recovery of this portion of Mr. Barry's award attributable to the NOI Goal.

No clawback of long-term incentives was necessary as no awards under the Long-Term Incentive Plan were made with respect to any period affected by the restatement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company's Proxy Statement for its annual meeting to be held on Thursday, April 21, 2011.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) 1. Financial Statements

The consolidated financial statements of Enterprise Financial Services Corp and its subsidiaries and independent auditors' reports are included in Part II (Item 8) of this Form 10-K/A.

2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Registrant, (incorporated herein by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14737)).

3.2
Amendment to the Certificates of Incorporation of Registrant (incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8 filed on July 1, 1999 (File No. 333-82087)).

3.3	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1999).

3.4	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on April 30, 2002).

3.5	Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Form 14-A filed on November 20, 2008).

3.6
Certificate of Designations of Registrant for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated December 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

3.7	Bylaws of Registrant, as amended, (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 2, 2007).

10.1.1*
Key Executive Employment Agreement dated effective as of July 1, 2008 by and between Registrant and Stephen P. Marsh (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on November 25, 2008), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.6 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

10.1.2*
Key Executive Employment Agreement dated effective as of December 1, 2004 by and between Registrant and Frank H. Sanfilippo (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 1, 2004), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.5 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

10.1.3*
Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 30, 2008), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

10.1.4*
Key Executive Employment Agreement dated effective as of November 1, 2004, by and between Registrant and Linda M. Hanson (incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the year ended December 31, 2007), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.4 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

10.1.5*
Amended and Restated Key Executive Employment Agreement dated effective as of February 17, 2010, by and among Registrant, Enterprise Bank & Trust, and John G. Barry (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on February 19, 2010).

10.1.6*
Waiver executed by each of Peter F. Benoist, Frank H. Sanfilippo, Linda M. Hanson, Stephen P. Marsh and John G. Barry (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

10.1.7*	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.1.8*
Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 31, 2008).

10.1.9*
Enterprise Financial Services Corp, Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed on December 29, 1997 (File No. 333-43365)).

10.1.10*	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant's 1998 Proxy Statement on Form 14-A).

10.1.11*	Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant's Proxy Statement on Form 14-A filed on March 7, 2006).

10.1.12*	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Registrant's Proxy Statement on Form 14-A, filed on March 17, 2008).

10.1.13*	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Registrant's Proxy Statement on Form 14-A, filed on March 7, 2006).

10.1.14*
Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.1.15*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 19, 2010);

10.1.16*	Form of Restricted Stock Award Agreement with John G. Barry (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on February 19, 2010.)

10.2
Indenture dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on December 15, 2008).

10.3
Amended and Restated Declaration of Trust dated December 12, 2008, by and among Registrant, Wilmington Trust Company, and each of the Administrators named therein (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on December 15, 2008).

10.4
Guarantee dated December 12, 2008, by and between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on December 15, 2008).

10.5
First Amendment to Amended and Restated Declaration of Trust No. 2 dated January 9, 2009 by and among Registrant, Wilmington Trust Company and each of the Administrators named therein (incorporated herein by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the year ended December 31, 2008).

10.6
Warrant to Purchase Shares of Common Stock dated December 19, 2008, by Registrant in favor of the United States Department of the Treasury (incorporated herein by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

10.7
Letter Agreement dated December 19, 2008, including Securities Purchase Agreement - Standard Terms incorporated by reference therein, by and between Registrant and the United States Department of the Treasury (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on December 23, 2008).

10.8
Loan Sale Agreement dated July 9, 2010 by and between the Federal Deposit Insurance Corporation, as Receiver for Home National Bank, Blackwell, Oklahoma and Enterprise Bank & Trust (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2010.)

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 to Registrant's Current Report on Form 8-K filed on June 4, 2010.)

21.1	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2010, filed on March 11, 2011.)

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

99.1
Certification of Chief Executive Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 (incorporated herein by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2010, filed on March 11, 2011.)

99.2
Certification of Chief Financial Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008 (incorporated herein by reference to Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2010, filed on March 11, 2011.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2012.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist	/s/ Frank H. Sanfilippo
Peter F. Benoist	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer