Form 10-Q/A
period 2011-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-04-23
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

The Company is filing this Amendment to our Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to restate our unaudited consolidated financial statements and related disclosures for the quarter ended March 31, 2011 (the "Restatement".) The Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the "Original Filing") was filed with the Securities and Exchange Commission (“SEC”) on May 9, 2011.

The previously issued unaudited condensed financial statements for the quarter ended March 31, 2011 in the Original Filing should no longer be relied upon.

Internal Control Considerations
In conjunction with this finding, management identified control deficiencies in its internal controls over financial reporting associated with the reversal of contractual interest on acquired loans that constitute a material weakness, as discussed in Part I, Item 4 of this Form 10-Q/A. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures and material weaknesses identified, see Part I, Item 4 included in this Amended filing.

Adjustments
In addition to the adjustments relating to the acquired loan contractual interest described above, the Company has corrected other errors that had been previously identified but not corrected because they were not material, individually or in the aggregate, to the consolidated financial results. These items included changes in accrual estimates and financial statement reclassifications. Adjustments, identified subsequent to the date of the Original Filing date, have also been made to the preliminary fair values of assets acquired and liabilities assumed for the Company's FDIC-assisted transactions.

Additional information on the effect of the adjustments in our financial statements are contained in Item 8, Note 12 - Restatement of Consolidated Financial Results.

For convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety. The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing on the Form 10-Q, and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the correction of the error and other adjustments specifically noted. The Items in this Form 10-Q/A which are amended and restated as a result of the foregoing are:

•	Part I, Item 1. - Restated Financial Statements;

•	Part I, Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4. - Controls and Procedures; and

•	Part II - Item 6. Exhibits
In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Amended Filing.

ENTERPRISE FINANCIAL SERVICES CORP
FORM 10-Q/A - 1ST QUARTER 2011

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	As Restated(1) March 31, 2011	As Restated(1) December 31, 2010
Assets
Cash and due from banks	$18,542	$23,413
Federal funds sold	1,464	3,153
Interest-bearing deposits (including $1,520 pledged as collateral)	185,805	267,102
Total cash and cash equivalents	205,811	293,668
Interest-bearing deposits greater than 90 days	1,751	1,751
Securities available for sale	481,989	361,546
Mortgage loans held for sale	3,142	5,640
Portfolio loans not covered under FDIC loss share	1,761,034	1,766,351
Portfolio loans covered under FDIC loss share at fair value	182,277	121,570
Less: Allowance for loan losses	42,822	42,759
Portfolio loans, net	1,900,489	1,845,162
Other real estate not covered under FDIC loss share	28,443	25,373
Other real estate covered under FDIC loss share	22,862	10,835
Other investments, at cost	14,430	12,278
Fixed assets, net	20,035	20,499
Accrued interest receivable	7,839	7,464
State tax credits, held for sale, including $30,494 and $31,576 carried at fair value, respectively	59,928	61,148
FDIC loss share receivable	103,285	87,792
Goodwill	3,622	2,064
Intangibles, net	1,921	1,223
Other assets	60,098	63,756
Total assets	$2,915,645	$2,800,199
Liabilities and Shareholders' Equity
Demand deposits	$448,012	$366,086
Interest-bearing transaction accounts	198,152	204,687
Money market accounts	942,009	855,522
Savings	10,789	10,181
Certificates of deposit:
$100 and over	593,791	543,898
Other	237,677	317,347
Total deposits	2,430,430	2,297,721
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	107,300	107,300
Other borrowings	97,898	119,333
Accrued interest payable	1,545	1,488
Other liabilities	8,890	9,475
Total liabilities	2,731,144	2,620,398

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	32,707	32,519
Common stock, $0.01 par value; 30,000,000 shares authorized; 15,016,977 and 14,965,401 shares issued, respectively	150	150
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	134,664	133,673
Retained earnings	18,478	15,775
Accumulated other comprehensive income (loss)	245	(573)
Total shareholders' equity	184,501	179,801
Total liabilities and shareholders' equity	$2,915,645	$2,800,199
(1) See Note 12 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	As Restated(1) 2011	As Restated(1) 2010
Interest income:
Interest and fees on loans	$27,631	$24,973
Interest on debt securities:
Taxable	2,570	1,850
Nontaxable	110	10
Interest on federal funds sold	1	8
Interest on interest-bearing deposits	148	80
Dividends on equity securities	73	83
Total interest income	30,533	27,004
Interest expense:
Interest-bearing transaction accounts	189	219
Money market accounts	2,082	1,393
Savings	9	8
Certificates of deposit:
$100 and over	2,357	2,850
Other	1,053	1,785
Subordinated debentures	1,121	1,230
Federal Home Loan Bank advances	900	1,108
Notes payable and other borrowings	114	59
Total interest expense	7,825	8,652
Net interest income	22,708	18,352
Provision for loan losses	3,600	13,800
Net interest income after provision for loan losses	19,108	4,552
Noninterest income:
Wealth Management revenue	1,683	1,538
Service charges on deposit accounts	1,137	1,174
Other service charges and fee income	310	278
Gain (loss) on sale of other real estate	423	(12)
Gain on state tax credits, net	155	518
Gain on sale of investment securities	174	557
Miscellaneous income	1,081	244
Total noninterest income	4,963	4,297
Noninterest expense:
Employee compensation and benefits	8,688	6,598
Occupancy	1,139	1,173
Furniture and equipment	354	370
Data processing	626	578
FDIC and other insurance	1,222	1,047
Loan legal and other real estate expense	2,436	1,272
Other	3,500	2,858
Total noninterest expense	17,965	13,896

Income (loss) before income tax expense (benefit)	6,106	(5,047)
Income tax expense (benefit)	1,994	(1,856)
Net income (loss)	$4,112	$(3,191)

Net income (loss) available to common shareholders	$3,486	$(3,803)

Earnings (loss) per common share
Basic	$0.23	$(0.26)
Diluted	0.23	(0.26)
(1) See Note 12 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011 (Restated)(1)	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income (Restated)(1)	—	—	—	—	4,112	—	4,112
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	958	958
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(112)	(112)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(28)	(28)
Total comprehensive income							4,930
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(783)	—	(783)
Cash dividends paid on preferred stock	—	—	—	—	(438)	—	(438)
Preferred stock accretion of discount	188	—	—	—	(188)	—	—
Issuance under equity compensation plans, net, 51,576 shares	—	—	—	611	—	—	611
Share-based compensation	—	—	—	374	—	—	374
Excess tax benefit related to equity compensation plans	—	—	—	6	—	—	6
Balance March 31, 2011 (Restated)(1)	$32,707	$150	$(1,743)	$134,664	$18,478	$245	$184,501

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2010	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net loss (Restated)(1)	—	—	—	—	(3,191)	—	(3,191)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	577	577
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(356)	(356)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(40)	(40)
Total comprehensive loss							(3,010)
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(781)	—	(781)
Cash dividends paid on preferred stock	—	—	—	—	(437)	—	(437)
Preferred stock accretion of discount	174	—	—	—	(174)	—	—
Issuance under equity compensation plans, net, 37,845 shares	—	—	—	258	—	—	258
Issuance under private stock offering 1,931,610 shares	—	19	—	14,883	—	—	14,902
Share-based compensation	—	—	—	473	—	—	473
Excess tax expense related to equity compensation plans	—	—	—	(260)	—	—	(260)
Balance March 31, 2010 (Restated)(1)	$31,976	$149	$(1,743)	$132,354	$11,207	$1,114	$175,057

(1) See Note 12 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	As Restated(1) 2011	As Restated(1) 2010
Cash flows from operating activities:
Net income (loss)	$4,112	$(3,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	694	747
Provision for loan losses	3,600	13,800
Deferred income taxes	2,732	(5,616)
Net amortization of debt securities	1,251	804
Amortization of intangible assets	135	112
Gain on sale of investment securities	(174)	(557)
Mortgage loans originated for sale	(14,897)	(11,306)
Proceeds from mortgage loans sold	17,360	13,989
(Gain) loss on sale of other real estate	(423)	12
Gain on state tax credits, net	(155)	(518)
Excess tax (benefit) expense of share-based compensation	(6)	260
Share-based compensation	374	649
Valuation adjustment on other real estate	442	574
Net accretion of loan discount and indemnification asset	(1,565)	(110)
Changes in:
Accrued interest receivable	(12)	522
Accrued interest payable	18	148
Prepaid FDIC insurance	852	760
Other assets	(1,553)	2,902
Other liabilities	(1,037)	840
Net cash provided by operating activities	11,748	14,821

Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	—	4,000
Cash received from acquisition of Legacy Bank	8,926	—
Net decrease in loans	4,098	19,484
Net cash proceeds received from FDIC loss share receivable	11,785	—
Proceeds from the sale of debt and equity securities, available for sale	5,299	80,645
Proceeds from the maturity of debt and equity securities, available for sale	31,021	20,280
Proceeds from the sale of other investments	—	59
Proceeds from the redemption of other investments	78	1,359
Proceeds from the sale of state tax credits held for sale	1,527	2,661
Proceeds from the sale of other real estate	4,382	3,541
Payments for the purchase/origination of:
Available for sale debt and equity securities	(147,040)	(85,535)
Other investments	(261)	(1,388)
Bank owned life insurance	—	(20,000)
State tax credits held for sale	—	(2,387)
Fixed assets	(212)	(98)
Net cash (used in) provided by investing activities	(80,397)	22,621

Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	52,074	11,177
Net increase in interest-bearing deposit accounts	(32,987)	(48,539)
Repayments of Federal Home Loan Bank advances	(16,256)	—
Net (decrease) increase in other borrowings	(21,435)	21,099
Cash dividends paid on common stock	(783)	(781)
Excess tax benefit (expense) benefit of share-based compensation	6	(260)
Cash dividends paid on preferred stock	(438)	(437)
Issuance of common stock	—	14,902
Proceeds from the issuance of equity instruments	611	—
Net cash used in financing activities	(19,208)	(2,839)
Net (decrease) increase in cash and cash equivalents	(87,857)	34,603
Cash and cash equivalents, beginning of period	293,668	106,966
Cash and cash equivalents, end of period	$205,811	$141,569

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,767	$8,801
Income taxes	696	(57)
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$11,229	$5,701
Sales of other real estate financed	442	5,685
(1) See Note 12 - Restatement of Consolidated Financial Statements for more information.
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

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Legacy Bank, a full service community bank that was headquartered in Scottsdale, Arizona.  For more information on this transaction, see Note 3 - Acquisitions and Divestitures in this report.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Net income (loss) as reported	$4,112	$(3,191)
Preferred stock dividend	(438)	(437)
Accretion of preferred stock discount	(188)	(175)
Net income (loss) available to common shareholders	$3,486	$(3,803)

Weighted average common shares outstanding	14,920	14,418
Additional dilutive common stock equivalents	16	—
Diluted common shares outstanding	14,936	14,418

Basic earnings (loss) per common share:	$0.23	$(0.26)
Diluted earnings (loss) per common share:	$0.23	$(0.26)
For the three months ended March 31, 2011 and 2010, there were 2.0 million and 2.3 million, respectively, of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. In addition, at March 31, 2011 and 2010, the Company had outstanding warrants to purchase 324,074 shares of common stock associated with the U.S. Treasury Capital Purchase Program which were excluded from the per common share calculation because their effect was also anti-dilutive.

NOTE 3-ACQUISITIONS AND DIVESTITURES

Acquisition of Legacy Bank

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank (“Legacy”), a full service community bank that was headquartered in Scottsdale, Arizona. The acquisition consisted of tangible assets with estimated fair values of approximately $128.0 million and tangible liabilities with estimated fair values of approximately $130.4 million. The Bank acquired the assets at a discount of 7.6% and approximately $43.5 million of the deposits were assumed at a premium of 1%. The Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets.

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

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The table includes adjustments subsequent to the date of the Original Filing on Form 10-Q. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

(in thousands)	Preliminary January 7, 2011 Amount	Refinements	Refined January 7, 2011 Amount
Cash and cash equivalents	$8,926	$—	$8,926
Securities available for sale	9,569	—	9,569
Other investments	1,969	—	1,969
Portfolio loans	73,214	—	73,214
Other real estate	8,612	—	8,612
FDIC loss share receivable	24,963	257	25,220
Goodwill	1,815	(257)	1,558
Core deposit intangible	833	—	833
Other assets	466	—	466
Total deposits	(113,620)	—	(113,620)
Federal Home Loan Bank Advances	(16,256)	—	(16,256)
Other liabilities	(491)	—	(491)

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

At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $243.9 million and $249.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

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

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,624	$8,636
Due after one year through five years	33,669	33,302
Due after five years through ten years	20,348	20,063
Due after ten years	4,307	4,004
Mortgage-backed securities	414,619	415,984
	$481,567	$481,989

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	March 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$30,689	$422	$—	$—	$30,689	$422
Obligations of the state and political subdivisions	12,820	267	2,972	428	15,792	695
Residential mortgage-backed securities	163,010	1,341	—	—	163,010	1,341
	$206,519	$2,030	$2,972	$428	$209,491	$2,458

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$27,100	$770	$—	$—	$27,100	$770
Obligations of the state and political subdivisions	11,329	420	2,965	435	14,294	855
Residential mortgage-backed securities	133,893	1,994	—	—	133,893	1,994
	$172,322	$3,184	$2,965	$435	$175,287	$3,619

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

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended March 31,
(in thousands)	2011	2010
Gross gains realized	$174	$557
Gross losses realized	—	—
Proceeds from sales	5,299	80,645

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

Below is a summary of the goodwill in the Banking segment.

(in thousands)	Goodwill
Balance at January 1, 2011	$2,064
Goodwill from purchase of Legacy Bank	1,558
Balance at March 31, 2011	$3,622

The table below summarizes the changes to core deposit intangible asset balances in the Banking segment.

(in thousands)	Core Deposit Intangible
Balance at January 1, 2011	$1,223
Intangibles from purchase of Legacy Bank	833
Amortization expense	(135)
Balance at March 31, 2011	$1,921

The following table reflects the expected amortization schedule for the core deposit intangibles.

Year	Core Deposit Intangible
2011	$374
2012	432
2013	355
2014	278
2015	201
After 2015	281
$1,921

NOTE 6 - PORTFOLIO LOANS

Below is a summary of loans by category at March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$176,249	$42,140	$218,389
Commercial real estate - Investor Owned	455,684	43,329	499,013
Commercial real estate - Owner Occupied	325,080	42,213	367,293
Residential real estate	174,405	35,661	210,066
Total real estate loans	$1,131,418	$163,343	$1,294,761
Commercial and industrial	612,970	17,683	630,653
Consumer & other	16,469	1,251	17,720
Portfolio Loans	$1,760,857	$182,277	$1,943,134
Unearned loan costs, net	177	—	177
Portfolio loans, including unearned loan costs	$1,761,034	$182,277	$1,943,311

	December 31, 2010
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,374	$222,659
Commercial real estate - Investor Owned	444,724	39,850	484,574
Commercial real estate - Owner Occupied	331,544	29,803	361,347
Residential real estate	189,484	9,589	199,073
Total real estate loans	$1,156,037	$111,616	$1,267,653
Commercial and industrial	593,938	9,477	603,415
Consumer & other	16,308	477	16,785
Portfolio Loans	$1,766,283	$121,570	$1,887,853
Unearned loan costs, net	68	—	68
Portfolio loans, including unearned loan costs	$1,766,351	$121,570	$1,887,921

The Company grants commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company's borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

A summary of activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method for the quarter ended March 31, 2011 and at December 31, 2010 is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Allowance for Loan Losses:
Balance at December 31, 2010	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Provision charged to expense	(62)	691	1,524	2,964	(361)	9	(1,165)	—	3,600
Losses charged off	400	378	360	2,716	111	—	—	—	3,965
Recoveries	125	—	15	178	89	21	—	—	428
Balance at March 31, 2011	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$—	$42,822

Balance March 31, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,417	$348	$1,899	$3,672	$2,045	$—	$—	$—	$11,381
Collectively evaluated for impairment	8,973	5,025	4,909	5,161	3,057	123	4,193	—	31,441
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$—	$42,822

Loans - Ending Balance:
Individually evaluated for impairment	$6,559	$1,219	$9,393	$16,808	$9,508	$—	$—	$—	$43,487
Collectively evaluated for impairment	606,411	323,861	446,291	159,441	164,897	16,646	—	6,883	1,724,430
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	175,394	175,394
Total	$612,970	$325,080	$455,684	$176,249	$174,405	$16,646	$—	$182,277	$1,943,311

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Balance at December 31, 2010
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$—	$—	$—	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	—	33,631
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759

Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$—	$—	$—	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376	—	350	1,720,344
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	121,220	121,220
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$—	$121,570	$1,887,921

A summary of loans individually evaluated for impairment by category at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$6,604	$402	$6,157	$6,559	$3,417	$9,209
Real Estate:
Commercial - Owner Occupied	1,390	—	1,219	1,219	348	1,913
Commercial - Investor Owned	15,096	376	9,017	9,393	1,899	10,369
Construction	21,603	2,294	14,514	16,808	3,672	15,607
Residential	9,695	2,486	7,022	9,508	2,045	9,508
Consumer & Other	—	—	—	—	—	—
Total	$54,388	$5,558	$37,929	$43,487	$11,381	$46,606

	December 31, 2010
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Investor Owned	15,024	1,960	8,975	10,935	1,457	15,122
Construction	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	—	—	—	—	—	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

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

The recorded investment in impaired loans by category at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$6,559	$—	$—	$6,559
Real Estate:
Commercial - Owner Occupied	1,219	—	—	1,219
Commercial - Investor Owned	4,609	4,784	—	9,393
Construction	16,211	597	—	16,808
Residential	5,184	4,324	—	9,508
Consumer & Other	—	—	—	—
Total	$33,782	$9,705	$—	$43,487

	December 31, 2010
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$11,276	$—	$—	$11,276
Real Estate:
Commercial - Owner Occupied	2,024	—	—	2,024
Commercial - Investor Owned	10,516	419	—	10,935
Construction	9,352	582	—	9,934
Residential	5,309	6,879	—	12,188
Consumer & Other	—	—	—	—
Total	$38,477	$7,880	$—	$46,357

The aging of the recorded investment in past due loans by portfolio class and category at March 31, 2011 and December 31, 2010 is shown below.

	March 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$530	$4,630	$5,160	$607,810	$612,970
Real Estate:
Commercial - Owner Occupied	—	1,219	1,219	323,861	325,080
Commercial - Investor Owned	2,901	2,815	5,716	449,968	455,684
Construction	216	7,210	7,426	168,823	176,249
Residential	422	4,645	5,067	169,338	174,405
Consumer & Other	—	—	—	16,646	16,646
Total	$4,069	$20,519	$24,588	$1,736,446	$1,761,034

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$295	$1,937	$2,232	$15,451	$17,683
Real Estate:
Commercial - Owner Occupied	—	5,954	5,954	36,259	42,213
Commercial - Investor Owned	3,869	2,978	6,847	36,482	43,329
Construction	2,089	13,953	16,042	26,098	42,140
Residential	2,066	1,107	3,173	32,488	35,661
Consumer & Other	254	192	446	805	1,251
Total	$8,573	$26,121	$34,694	$147,583	$182,277

Portfolio loans, total
Commercial & Industrial	$825	$6,567	$7,392	$623,261	$630,653
Real Estate:
Commercial - Owner Occupied	—	7,173	7,173	360,120	367,293
Commercial - Investor Owned	6,770	5,793	12,563	486,450	499,013
Construction	2,305	21,163	23,468	194,921	218,389
Residential	2,488	5,752	8,240	201,826	210,066
Consumer & Other	254	192	446	17,451	17,897
Total	$12,642	$46,640	$59,282	$1,884,029	$1,943,311

	December 31, 2010
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938
Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Investor Owned	2,692	4,348	7,040	437,684	444,724
Construction	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484
Consumer & Other	3	—	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$777	$258	$1,035	$8,442	$9,477
Real Estate:
Commercial - Owner Occupied	56	5,550	5,606	24,197	29,803
Commercial - Investor Owned	3,471	1,888	5,359	34,491	39,850
Construction	—	25,844	25,844	6,530	32,374
Residential	679	735	1,414	8,175	9,589
Consumer & Other	190	—	190	287	477
Total	$5,173	$34,275	$39,448	$82,122	$121,570

Portfolio loans, total
Commercial & Industrial	$6,715	$3,815	$10,530	$592,885	$603,415
Real Estate:
Commercial - Owner Occupied	970	7,133	8,103	353,244	361,347
Commercial - Investor Owned	6,163	6,236	12,399	472,175	484,574
Construction	802	32,720	33,522	189,137	222,659
Residential	3,175	3,253	6,428	192,645	199,073
Consumer & Other	193	—	193	16,660	16,853
Total	$18,018	$53,157	$71,175	$1,816,746	$1,887,921

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

The recorded investment by risk category of the loans by portfolio class and category at March 31, 2011, which is based upon the most recent analysis performed, and December 31, 2010 is as follows:

	March 31, 2011
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$88,565	$18,785	$6,796	$1,136	$1,497	$2,999	$119,778
Above Average (4)	62,995	65,596	37,076	9,046	16,931	1,633	193,277
Average (5)	277,224	144,911	266,961	74,833	115,961	11,447	891,337
Below Average (6)	107,294	48,114	76,538	27,407	11,382	111	270,846
Watch (7)	42,674	32,751	52,333	29,486	7,477	7	164,728
Substandard (8)	31,546	14,923	15,755	34,033	20,865	449	117,571
Doubtful (9)	2,672	—	225	308	292	—	3,497
Total	$612,970	$325,080	$455,684	$176,249	$174,405	$16,646	$1,761,034

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$77	$77
Above Average (4)	1,294	2,582	—	78	5,413	56	9,423
Average (5)	8,408	15,074	16,207	15,598	21,110	838	77,235
Below Average (6)	5,493	7,306	7,492	1,513	1,605	39	23,448
Watch (7)	36	3,003	7,569	322	1,346	—	12,276
Substandard (8)	2,452	14,248	9,649	16,565	5,678	241	48,833
Doubtful (9)	—	—	2,412	8,064	509	—	10,985
Total	$17,683	$42,213	$43,329	$42,140	$35,661	$1,251	$182,277

Portfolio loans, total
Outstanding (1-3)	$88,565	$18,785	$6,796	$1,136	$1,497	$3,076	$119,855
Above Average (4)	64,289	68,178	37,076	9,124	22,344	1,689	202,700
Average (5)	285,632	159,985	283,168	90,431	137,071	12,285	968,572
Below Average (6)	112,787	55,420	84,030	28,920	12,987	150	294,294
Watch (7)	42,710	35,754	59,902	29,808	8,823	7	177,004
Substandard (8)	33,998	29,171	25,404	50,598	26,543	690	166,404
Doubtful (9)	2,672	—	2,637	8,372	801	—	14,482
Total	$630,653	$367,293	$499,013	$218,389	$210,066	$17,897	$1,943,311

	December 31, 2010
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	—	44	—	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$77	$77
Above Average (4)	—	—	—	—	105	—	105
Average (5)	3,902	8,287	13,951	1,253	4,047	357	31,797
Below Average (6)	4,719	7,486	7,485	1,483	2,584	43	23,800
Watch (7)	62	3,219	6,943	337	1,351	—	11,912
Substandard (8)	794	10,811	9,209	22,160	1,142	—	44,116
Doubtful (9)	—	—	2,262	7,141	360	—	9,763
Total	$9,477	$29,803	$39,850	$32,374	$9,589	$477	$121,570

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,007	$127,596
Above Average (4)	48,745	68,443	31,826	8,549	17,505	2,264	177,332
Average (5)	256,840	158,060	273,888	81,653	131,634	8,079	910,154
Below Average (6)	139,893	53,566	98,870	29,414	13,484	160	335,387
Watch (7)	26,611	36,593	45,623	32,856	9,623	9	151,315
Substandard (8)	35,306	25,445	25,021	61,904	24,901	334	172,911
Doubtful (9)	3,080	101	2,500	7,141	404	—	13,226
Total	$603,415	$361,347	$484,574	$222,659	$199,073	$16,853	$1,887,921

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

Changes in the accretable yield for purchased loans were as follows for the quarters ended March 31, 2011 and 2010:

(in thousands)	March 31, 2011	March 31, 2010
Balance at beginning of period	$46,460	$3,708
Additions	10,875	—
Accretion	(2,934)	(235)
Balance at end of period	$54,401	$3,473

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

The determination of the initial fair value of loans and other real estate acquired in the transaction and the initial fair value of the related FDIC loss share receivable involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management's best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Bank realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values realized for the acquired loans are different from the estimate, the FDIC loss share receivable will generally be affected in an offsetting manner due to the indemnification obligations of the FDIC, thus limiting the Bank's loss exposure.

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

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Commitments to extend credit	$435,206	$429,411
Standby letters of credit	42,706	42,113

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2011 and December 31, 2010, approximately $59.1 million and $67.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company's customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at March 31, 2011.

Contingencies
The Bank, along with other co-defendants has been named as a defendant in two lawsuits filed by persons alleging to be clients of the Bank's Trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom. Plaintiffs allege that the promissory notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent, breached its fiduciary duties and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, of approximately $27.0 million as well as their costs and attorneys' fees and trebled damages under RICO. The Company is unable to estimate a reasonably possible loss for the cases described above because the proceedings are in early stages and there are significant factual issues to be determined and resolved. The Company denies Plaintiffs' allegations and intends to vigorously defend the lawsuits.

The following litigation was filed subsequent to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on May 9, 2011. On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

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

•
Economic hedge of state tax credits. In November 2008, the Company paid $2.1 million to enter into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. In February 2010, the Company paid $751,000 for an additional series of interest rate caps. See Note 10-Fair Value Measurements for further discussion of the fair value of the state tax credits.

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

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate cap contracts	$99,300	$314,300	$495	$528	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2011	2010
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(33)	$(565)
Interest rate swap contracts	Miscellaneous income	44	62

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate swap contracts	$108,680	$109,012	$1,077	$1,514	$2,032	$2,607

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2011	2010
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(150)	$(154)

NOTE 9 - COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first three months of 2011. The share-based compensation expense was $545,000 and $649,000 for the three months ended March 31, 2011 and 2010, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSAR”)
At March 31, 2011, there was $1.6 million of total unrecognized compensation costs related to SSAR's which is expected to be recognized over a weighted average period of 2.5 years. Following is a summary of the employee stock option and SSAR activity for the first three months of 2011.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	902,932	$15.71
Granted	—	—
Exercised	(15,200)	11.73
Forfeited	(2,438)	20.27
Outstanding at March 31, 2011	885,294	$15.77	5.3 years	$—
Exercisable at March 31, 2011	583,389	$16.11	3.8 years	$—
Vested and expected to vest at March 31, 2011	794,675	$15.32	5.3 years	$—

Restricted Stock Units (“RSU”)

At March 31, 2011, there was $689,000 of total unrecognized compensation costs related to the RSU's, which is expected to be recognized over a weighted average period of 1.4 years. A summary of the Company's restricted stock unit activity for the first three months of 2011 is presented below.

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

In conjunction with the Company's short-term incentive plan, the Company issued 14,329 and 13,660 restricted shares to certain key employees in the first three months ended March 31, 2011 and 2010, respectively. The compensation expense related to these shares was expensed in 2010 and 2009, respectively. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

	March 31, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$—	$40,237	$—	$40,237
Obligations of states and political subdivisions	—	22,796	2,972	25,768
Residential mortgage-backed securities	—	415,984	—	415,984
Total securities available for sale	$—	$479,017	$2,972	$481,989
Portfolio loans	—	15,588	—	15,588
State tax credits held for sale	—	—	30,494	30,494
Derivative financial instruments	—	1,572	—	1,572
Total assets	$—	$496,177	$33,466	$529,643

Liabilities
Derivative financial instruments	$—	$2,032	$—	$2,032
Total liabilities	$—	$2,032	$—	$2,032

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

	Three months ended March 31,
	2011	2010	2011	2010
(in thousands)	Securities available for sale, at fair value	Securities available for sale, at fair value	State tax credits held for sale	State tax credits held for sale
Beginning balance	$7,520	$2,830	$31,576	$32,485
Total gains or (losses) (realized and unrealized):
Included in earnings	—	—	142	652
Included in other comprehensive income	7	4	—	—
Purchases, sales, issuances and settlements:
Purchases	—	100	—	—
Sales	—	—	(1,224)	(1,377)
Transfer in and/or out of Level 3	(4,555)	—	—	—
Ending balance	$2,972	$2,934	$30,494	$31,760

Change in unrealized gains relating to assets still held at the reporting date	$7	$4	$(164)	$308

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2011.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended March 31, 2011
Impaired loans	$768	$—	$—	$768	$(3,966)
Other real estate	3,898	—	—	3,898	(442)
Total	$4,666	$—	$—	$4,666	$(4,408)

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. Other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company's judgment of other relevant market conditions. Certain state tax credits are reported at cost.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments on the consolidated balance sheets at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$18,542	$18,542	$23,413	$23,413
Federal funds sold	1,464	1,464	3,153	3,153
Interest-bearing deposits	187,556	187,556	268,853	268,853
Securities available for sale	481,989	481,989	361,546	361,546
Other investments, at cost	14,430	14,430	12,278	12,278
Loans held for sale	3,142	3,142	5,640	5,640
Derivative financial instruments	1,572	1,572	2,042	2,042
Portfolio loans, net (Restated)	1,900,489	1,907,962	1,845,162	1,850,197
State tax credits, held for sale	59,928	59,928	61,148	61,148
Accrued interest receivable	7,839	7,839	7,464	7,464

Balance sheet liabilities
Deposits	2,430,430	2,433,738	2,297,721	2,301,387
Subordinated debentures	85,081	45,189	85,081	44,866
Federal Home Loan Bank advances	107,300	108,828	107,300	118,602
Other borrowings	97,898	97,905	119,333	119,366
Derivative financial instruments	2,032	2,032	2,607	2,607
Accrued interest payable	1,545	1,545	1,488	1,488

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19 - Fair Value Measurements in the
Company's Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The Corporate segment's principal activities include the direct ownership of the Company's banking subsidiary and the issuance of debt and equity. Its principal source of liquidity is dividends from its subsidiaries and stock option exercises.

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total

Balance Sheet Information	March 31, 2011
Portfolio loans	$1,943,311	$—	$—	$1,943,311
Goodwill	3,622	—	—	3,622
Intangibles, net	1,921	—	—	1,921
Deposits	2,444,549	—	(14,119)	2,430,430
Borrowings	152,051	55,647	82,581	290,279
Total assets	2,844,832	60,522	10,291	2,915,645

	December 31, 2010
	Banking	Wealth Management	Corporate and Intercompany	Total
Portfolio loans	$1,887,921	$—	$—	$1,887,921
Goodwill	2,064	—	—	2,064
Intangibles, net	1,223	—	—	1,223
Deposits	2,313,117	—	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,724,289	61,770	14,140	2,800,199

Income Statement Information	Three months ended March 31, 2011
Net interest income (expense)	$24,056	$(322)	$(1,026)	$22,708
Provision for loan losses	3,600	—	—	3,600
Noninterest income	3,077	1,838	48	4,963
Noninterest expense	14,980	1,846	1,139	17,965
Income (loss) before income tax expense (benefit)	8,553	(330)	(2,117)	6,106
Income tax expense (benefit)	2,812	(110)	(708)	1,994
Net income (loss)	$5,741	$(220)	$(1,409)	$4,112

	Three months ended March 31, 2010
Net interest income (expense)	$19,782	$(298)	$(1,132)	$18,352
Provision for loan losses	13,800	—	—	13,800
Noninterest income	2,207	2,057	33	4,297
Noninterest expense	10,869	1,911	1,116	13,896
Loss before income tax benefit	(2,680)	(152)	(2,215)	(5,047)
Income tax benefit	(984)	(56)	(816)	(1,856)
Net loss	$(1,696)	$(96)	$(1,399)	$(3,191)

NOTE 12 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

Adjustments
In addition to the adjustments relating to the acquired loan contractual interest described above, the Company has corrected other errors that had been previously identified but not corrected because they were not material, individually or in the aggregate, to the consolidated financial results. These items included changes in accrual estimates and financial statement reclassifications. Adjustments, identified subsequent to the date of the Original Filing date, have also been made to the preliminary fair values of assets acquired and liabilities assumed for the Company's FDIC-assisted transactions.

The following tables present the impact of the restatement on the Company's previously issued unaudited interim Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarters ended March 31, 2011 and 2010 and its unaudited interim Consolidated Balance Sheet as of March 31, 2011.

	At or for the three months ended March 31, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$31,661	$(4,030)	$—	$27,631
Total interest income	34,563	(4,030)	—	30,533
Total interest expenses	7,825	—	—	7,825
Net interest income	26,738	(4,030)	—	22,708
Provision for loan losses	3,600	—	—	3,600
Net interest income after provision for loan losses	23,138	(4,030)	—	19,108
Total Noninterest income	4,963	—	—	4,963
Noninterest expense:
Other	3,000	—	500	3,500
Total noninterest expense	17,465	—	500	17,965
Income before income tax	10,636	(4,030)	(500)	6,106
Income tax expense	3,557	(1,316)	(247)	1,994
Net income	7,079	(2,714)	(253)	4,112
Net income available to common shareholders	6,453	(2,714)	(253)	3,486
Net income available to common shareholders and assumed conversions	6,824	(3,085)	(253)	3,486

Basic earnings per share	$0.43	$(0.18)	$(0.02)	$0.23
Diluted earnings per share	0.42	(0.18)	(0.01)	0.23

Consolidated Balance Sheet
Portfolio loans covered under FDIC loss share at fair value	$191,447	$(9,170)	$—	$182,277
Portfolio loans, net	1,909,659	(9,170)	—	1,900,489
FDIC loss share receivable	103,529	—	(244)	103,285
Goodwill	3,879	—	(257)	3,622
Total assets	2,925,316	(9,170)	(501)	2,915,645
Other liabilities	12,047	(2,824)	(333)	8,890
Total liabilities	2,734,301	(2,824)	(333)	2,731,144
Retained earnings	24,992	(6,346)	(168)	18,478
Total shareholders' equity	191,015	(6,346)	(168)	184,501
Total liabilities and shareholders' equity	2,925,316	(9,170)	(501)	2,915,645

Consolidated Statement of Cash Flows
Net income	$7,079	$(2,714)	$(253)	$4,112
Net accretion of loan discount and indemnification asset	(5,595)	4,030	—	(1,565)
Other liabilities	26	(1,316)	253	(1,037)

	At or for the three months ended March 31, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$25,244	$(271)	$—	$24,973
Total interest income	$27,275	$(271)	—	$27,004
Total interest expenses	8,652	—	—	8,652
Net interest income	18,623	(271)	—	18,352
Provision for loan losses	13,800	—	—	13,800
Net interest income after provision for loan losses	4,823	(271)	—	4,552
Noninterest income:
Wealth Management revenue	1,297	—	241	1,538
Miscellaneous income	244	—	—	244
Total noninterest income	4,056	—	241	4,297
Noninterest expense:
Other	2,617	—	241	2,858
Total noninterest expense	13,655	—	241	13,896
Loss before income tax	(4,776)	(271)	—	(5,047)
Loss tax expense benefit	(1,762)	(94)	—	(1,856)
Net loss	(3,014)	(177)	—	(3,191)
Net loss available to common shareholders	(3,626)	(177)	—	(3,803)
Net income available to common shareholders and assumed conversions	(3,626)	(177)	—	(3,803)

Basic loss per share	$(0.25)	$(0.01)	$—	$(0.26)
Diluted loss per share	(0.25)	(0.01)	—	(0.26)

Consolidated Statement of Cash Flows
Net income (loss)	$(3,014)	$(177)	$—	$(3,191)
Net accretion of loan discount and indemnification asset	(381)	271	—	(110)
Other assets	2,996	(94)	—	2,902

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed in the Explanatory Note and Note 12 - Restatement of Consolidated Financial Statements of this Amended Filing, the Company has restated its previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010. Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and in Part II, 1A of this Form 10-Q, all of which could cause the Company's actual results to differ from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management's analysis and expectations only as of the date of such statements. Forward-looking statements speak only as of the date they are made, and the Company does not intend, and undertakes no obligation, to publicly revise or update forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by federal securities law. You should understand that it is not possible to predict or identify all risk factors. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission which are available on our website at www.enterprisebank.com.

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2011 compared to the financial condition as of December 31, 2010. In addition, this discussion summarizes the significant factors affecting the condensed consolidated results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2011, compared to the same period in 2010. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Executive Summary

The Company reported net income of $4.1 million for the three months ended March 31, 2011, compared to a net loss of $3.2 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per share of $0.23, compared to a net loss of $0.26 per share for the prior year period.

On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank, a full service community bank that was headquartered in Scottsdale, Arizona. The acquisition consisted of assets with an estimated fair value of approximately $128.0 million and liabilities with an estimated fair value of approximately $130.4 million. In connection with the acquisition, the Bank also entered into a loss share agreement whereby the FDIC will reimburse the Bank for 80% of all losses incurred on certain loans and other real estate covered under the agreement. The Bank acquired the assets at a discount of 7.6% and approximately $43.5 million of the deposits were assumed at a premium of 1%. The two branches of Legacy opened as branches of the Bank. The Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. See Note 3 - Acquisitions and Divestitures and Note 6 - Portfolio Loans for more information.

Our pre-tax, pre-provision income for the first quarter of 2011 was $9.6 million, compared to pre-tax, pre-provision income of $8.8 million, an increase of 9% from the first quarter of 2010. Pre-tax, pre-provision income, which is a non-GAAP (Accounting Principles Generally Accepted in the United States of America) financial measure, is presented because the Company believes adjusting its results to exclude loan loss provision expense, sales and fair value writedowns of other real estate, and sales of securities provides shareholders with a more comparable basis for evaluating period-to-period operating results. A schedule reconciling GAAP pre-tax income (loss) to pre-tax, pre-provision income is provided in the table below.

	For the Quarter Ended

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
(In thousands)	2011	2010	2010	2010	2010
Pre-tax income (loss)	$6,106	6,687	4,384	372	(5,047)
Sales and fair value writedowns of other real estate	19	2,683	1,606	678	586
Sale of securities	(174)	(781)	(124)	(525)	(557)
Income (loss) before income tax	5,951	8,589	5,866	525	(5,018)
Provision for loan losses	3,600	3,325	7,650	8,960	13,800
Pre-tax, pre-provision income	$9,551	$11,914	$13,516	$9,485	$8,782

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 11 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $1.9 billion at March 31, 2011, including $182.3 million of loans covered under FDIC loss share agreements. Since December 31, 2010, portfolio loans covered under FDIC loss share agreements increased $60.7 million, or 50%, as a result of the Legacy acquisition. Excluding the loans covered under loss share, total portfolio loans were essentially flat in the first quarter of 2011, although Commercial & Industrial loans increased $19.0 million, or 3%, during the quarter and represent almost one-third of the Company's loan portfolio at March 31, 2011. The net increase in Commercial & Industrial loans was a result of strong new business activity rather than higher credit line utilization rates. The increase in Commercial & Industrial loans was offset by a decrease of $29.1 million in Construction and Residential Real Estate loans as the Company continued to reduce its exposure to these sectors. See Note 6 - Portfolio Loans for more information.

•
Deposits - Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, increased $132.7 million, or 6%, in the first quarter of 2011 compared to the fourth quarter of 2010. First quarter deposit growth included an $81.9 million increase in demand deposits, an $80.6 million increase in money market accounts and other interest-bearing deposit accounts, and a $55.9 million increase in non-CDARS certificates of deposit. Reciprocal CDARS certificates of deposits decreased by $85.7 million in the first quarter of 2011 to $74.8 million compared to $160.5 million at December 31, 2010 and $147.9 million at March 31, 2010. Approximately $36.6 million of the money market increase was the result of a new CDARS money market sweep product, of which approximately $32.0 million, or 88%, were transfers from CDARS certificates of deposit. The Legacy acquisition added $49.3 million of total deposits consisting of $15.6 million of demand deposits, $19.5 million of money market accounts and other interest-bearing deposit accounts, and $14.2 million of certificates of deposit.

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

Strong deposit growth was attributed to the company's marketing and sales activities, as well as, the continuing cash accumulation trend among our commercial clients. The Company completed a successful deposit promotion in Arizona, generating more than $22.9 million in money market balances in the first quarter of 2011. In addition, approximately $12.0 million of the money market growth and $33.0 million of the certificate of deposit growth in the first quarter of 2011 was related to the Company's Enterprise Advisory Services initiative, a proprietary deposit platform marketed to registered investment advisory firms.

•
Asset quality - Nonperforming loans were $43.5 million at March 31, 2011, a decrease of $12.3 million from the prior year period, and a decrease of $2.9 million from year end 2010. Nonperforming loans represented 2.24% of total loans at March 31, 2011 versus 2.46% of total loans at December 31, 2010 and 3.10% at March 31, 2010. Excluding non-accrual loans and portfolio loans covered under FDIC loss share agreements, portfolio loans that were 30-89 days delinquent at March 31, 2011 remained at very low levels, representing 0.12% of the portfolio compared to 0.13% at December 31, 2010.

Provision for loan losses was $3.6 million in the first quarter of 2011 compared to $3.3 million in the fourth quarter of 2010 and $13.8 million in the first quarter of 2010. The large provision for loan losses in the first quarter of 2010 was due to higher levels of loan risk rating downgrades. See Note 6 - Portfolio Loans above and Provision for Loan Losses and Nonperforming Assets in this section for more information.

•
Interest rate margin - The net interest rate margin was 3.58% for the first quarter of 2011, compared to 4.09% for the fourth quarter of 2010 and 3.42% in the first quarter of 2010. The net interest rate margin for the fourth quarter of 2010 was significantly impacted by the yield on the loans covered under FDIC loss share. See Net Interest Income in this section for more information.

Wealth Management Segment
Fee income from the Wealth Management segment, including results from state tax credit brokerage activity, totaled $1.8 million in the first quarter of 2011 versus $2.1 million in the same quarter of 2010. The decrease was due to lower sales in the first quarter of 2011. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended March 31, 2011 and 2010
Net interest income (on a tax-equivalent basis) was $23.0 million for the three months ended March 31, 2011 compared to $18.6 million for the same period of 2010, an increase of $4.4 million, or 24%. Total interest income increased $3.6 million and total interest expense decreased $827,000.

Average interest-earning assets increased $404.0 million, or 18%, to $2.6 billion for the quarter ended March 31, 2011 from $2.2 billion for the quarter ended March 31, 2010. Average loans increased $134.4 million, or 7%, to $2.0 billion at March 31, 2011 from $1.8 billion at March 31, 2010. Average investment securities increased $136.4 million, or 48%, to $423.1 million from the first quarter of 2010 as increased core deposits were deployed to offset weak loan demand. Average short-term investments, including cash balances at the Federal Reserve, increased $133.2 million to $231.2 million from $98.0 million in the same period of 2010. Interest income on earning assets increased $4.2 million due to higher volume and decreased $595,000 due to higher rates, for a net increase of $3.6 million versus the first quarter of 2010.

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

The tax-equivalent net interest rate margin was 3.58% for the first quarter of 2011, compared to 4.09% for the fourth quarter of 2010 and 3.42% in the first quarter of 2010. The net interest rate margin for the fourth quarter of 2010 was significantly impacted by the yield on the loans covered under FDIC loss share. Loans covered under FDIC loss share yielded 18.74% in the fourth quarter of 2010 primarily due to cash flows on paid off covered loans that exceeded expectations. In the first quarter of 2011, the loans covered under FDIC loss share yielded 8.53%. Absent the FDIC loss share loans, the net interest rate margin was 3.33% for the first quarter of 2011 compared to 3.47% for the fourth quarter of 2010. The reduction in the net interest rate margin, excluding the effect of loans covered under FDIC loss share, was primarily due to the Company's increasingly strong liquidity position.

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

	Three months ended March 31,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,736,608	$23,321	5.45%	$1,779,735	$24,296	5.54%
Tax-exempt loans (2)	35,153	681	7.86	28,817	632	8.89
Covered loans (3)	184,098	3,874	8.53	12,876	273	8.60
Total loans	1,955,859	27,876	5.78	1,821,428	25,201	5.61
Taxable investments in debt and equity securities	407,943	2,642	2.63	285,527	1,933	2.75
Non-taxable investments in debt and equity securities (2)	15,174	172	4.60	1,173	16	5.53
Short-term investments	231,208	149	0.26	98,039	88	0.36
Total securities and short-term investments	654,325	2,963	1.84	384,739	2,037	2.15
Total interest-earning assets	2,610,184	30,839	4.79	2,206,167	27,238	5.01
Noninterest-earning assets:
Cash and due from banks	11,220			11,283
Other assets	311,584			163,914
Allowance for loan losses	(43,558)			(44,711)
Total assets	$2,889,430			$2,336,653

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$194,340	$189	0.39%	$185,244	$219	0.48%
Money market accounts	896,185	2,082	0.94	647,676	1,393	0.87
Savings	10,751	9	0.34	9,373	8	0.35
Certificates of deposit	880,966	3,410	1.57	779,940	4,635	2.41
Total interest-bearing deposits	1,982,242	5,690	1.16	1,622,233	6,255	1.56
Subordinated debentures	85,081	1,121	5.34	85,081	1,230	5.86
Borrowed funds	217,858	1,014	1.89	173,028	1,167	2.74
Total interest-bearing liabilities	2,285,181	7,825	1.39	1,880,342	8,652	1.87
Noninterest bearing liabilities:
Demand deposits	408,766			273,702
Other liabilities	12,239			7,520
Total liabilities	2,706,186			2,161,564
Shareholders' equity	183,244			175,089
Total liabilities & shareholders' equity	$2,889,430			$2,336,653
Net interest income		$23,014			$18,586
Net interest spread			3.40%			3.14%
Net interest rate margin (4)			3.58			3.42

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $146,000 and $624,000 for the quarters ended March 31, 2011 and 2010, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $306,000 and $234,000 for the quarters ended March 31, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC loss share agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2011 compared to 2010
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$(583)	$(392)	$(975)
Tax-exempt loans (3)	129	(80)	49
Covered loans	3,603	(2)	3,601
Taxable investments in debt and equity securities	796	(87)	709
Non-taxable investments in debt and equity securities (3)	159	(3)	156
Short-term investments	92	(31)	61
Total interest-earning assets	$4,196	$(595)	$3,601

Interest paid on:
Interest-bearing transaction accounts	$11	$(41)	$(30)
Money market accounts	570	119	689
Savings	1	—	1
Certificates of deposit	543	(1,768)	(1,225)
Subordinated debentures	—	(109)	(109)
Borrowed funds	260	(413)	(153)
Total interest-bearing liabilities	1,385	(2,212)	(827)
Net interest income	$2,811	$1,617	$4,428

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses in the first quarter of 2011 was $3.6 million compared to $3.3 million in the fourth quarter of 2010 and $13.8 million in the first quarter of 2010. The large provision for loan losses in the first quarter of 2010 was due to higher levels of loan risk rating downgrades. The allowance for loan losses as a percentage of total loans was 2.20% at March 31, 2011 compared to 2.26% at December 31, 2010 and 2.45% at March 31, 2010. The allowance for loan losses represented 98% of nonperforming loans at March 31, 2011 compared to 79% at March 31, 2010 and 92% at December 31, 2010. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

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

	Three months ended March 31,
(in thousands)	2011	2010
Allowance at beginning of period	$42,759	$42,995
Loans charged off:
Commercial and industrial	400	530
Real estate:
Commercial	738	7,285
Construction	2,716	4,701
Residential	111	355
Consumer and other	—	92
Total loans charged off	3,965	12,963
Recoveries of loans previously charged off:
Commercial and industrial	125	42
Real estate:
Commercial	15	167
Construction	178	2
Residential	89	36
Consumer and other	21	—
Total recoveries of loans	428	247
Net loan chargeoffs	3,537	12,716
Provision for loan losses	3,600	13,800

Allowance at end of period	$42,822	$44,079

Excludes loans covered under FDIC loss share agreements
Average loans	$1,771,761	$1,808,552
Total portfolio loans	1,761,034	1,786,097
Net chargeoffs to average loans	0.81%	2.85%
Allowance for loan losses to loans	2.43	2.47

Includes loans covered under FDIC loss share agreements
Average loans	$1,955,859	$1,821,428
Total portfolio loans	1,943,311	1,798,954
Net chargeoffs to average loans	0.73%	2.83%
Allowance for loan losses to loans	2.20	2.45

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	March 31,	March 31,
(in thousands)	2011	2010
Non-accrual loans	$33,782	$53,190
Loans past due 90 days or more and still accruing interest	—	885
Restructured loans	9,705	1,710
Total nonperforming loans	43,487	55,785
Foreclosed property (1)	28,443	18,669
Other bank owned assets	600	936
Total nonperforming assets (1)	$72,530	$75,390

Excludes assets covered under FDIC loss share agreements
Total assets	$2,915,645	$2,361,228
Total portfolio loans	1,761,034	1,786,097
Total loans plus foreclosed property	1,790,077	1,805,702
Nonperforming loans to total loans	2.47%	3.12%
Nonperforming assets to total loans plus foreclosed property	4.05	4.18
Nonperforming assets to total assets (1)	2.49	3.19

Includes assets covered under FDIC loss share agreements
Total assets	$2,915,645	$2,361,228
Total portfolio loans	1,943,311	1,798,954
Total loans plus foreclosed property	1,995,216	1,820,838
Nonperforming loans to total loans	2.24%	3.10%
Nonperforming assets to total loans plus foreclosed property	4.78	4.27
Nonperforming assets to total assets	3.27	3.29

Allowance for loan losses to nonperforming loans	98%	79%

(1)	Excludes assets covered under FDIC loss share agreements, except for their inclusion in total assets

As 2011 progresses, the Company expects slight improvement in its ratio of nonperforming assets to total assets, excluding assets covered under FDIC loss share agreements.

Nonperforming loans
 Nonperforming loans exclude credit-impaired loans that were acquired in the December 2009, July 2010, and January 2011 FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Note 6 - Portfolio Loans for more information on these loans.

At March 31, 2011, nonperforming loans, including troubled debt restructurings of $9.7 million, were $43.5 million, or 2.24%, of total loans. This compares to $46.4 million, or 2.46% of total loans, at December 31, 2010 and $55.8 million, or 3.10% of total loans, at March 31, 2010. The nonperforming loans are comprised of approximately 43 relationships with the largest being a $5.8 million loan secured by commercial land in Kansas City. Five relationships comprise 53% of the nonperforming loans. Approximately 60% of the nonperforming loans were located in the Kansas City market and 40% were located in the St. Louis market. At March 31, 2011, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	March 31, 2011	December 31, 2010
Construction, Real Estate/Land Acquisition and Development	$16,808	$9,934
Commercial Real Estate	10,612	12,959
Residential Real Estate	9,508	12,188
Commercial & Industrial	6,559	11,276
Consumer & Other	—	—
Total	$43,487	$46,357

The following table summarizes the changes in nonperforming loans by quarter.

	2011	2010
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Nonperforming loans beginning of period	$46,357	$51,955	$46,550	$55,785	$38,540
Additions to nonaccrual loans	18,187	15,877	19,373	15,440	39,663
Additions to restructured loans	297	3,430	2,286	454	611
Chargeoffs	(3,966)	(7,860)	(7,023)	(8,314)	(12,963)
Other principal reductions	(6,445)	(7,288)	(1,881)	(4,580)	(2,739)
Moved to Other real estate	(7,014)	(8,743)	(7,122)	(11,350)	(5,564)
Moved to Other bank owned assets	—	—	—	—	(955)
Moved to performing	(3,929)	(1,014)	(228)	—	(1,693)
Loans past due 90 days or more and still accruing interest	—	—	—	(885)	885
Nonperforming loans end of period	$43,487	$46,357	$51,955	$46,550	$55,785

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

	2011	2010
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Other real estate beginning of period	$36,208	$34,685	$25,884	$20,947	$25,084
Additions and expenses capitalized to prepare property for sale	7,014	8,743	7,122	11,350	5,564
Additions from FDIC assisted transactions	12,826	4,871	5,469	—	113
Writedowns in fair value	(703)	(2,406)	(1,750)	(1,364)	(574)
Sales	(4,040)	(9,685)	(2,040)	(5,049)	(9,240)
Other real estate end of period	$51,305	$36,208	$34,685	$25,884	$20,947

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

Noninterest Income

Noninterest income increased $666,000, or 15%, from the first quarter of 2010 compared to the first quarter of 2011. The increase is mainly due to increases in miscellaneous income related to the accretion on the indemnification asset on our Covered Assets.

•
Wealth Management revenue - For the three months ended March 31, 2011, Wealth Management revenue from the Trust division increased $145,000, or 9%, compared to the same period in 2010. Assets under administration were $1.6 billion at March 31, 2011, a 21% increase from March 31, 2010 due to market value increases and additional accounts from new and existing clients.

•	Sale of other real estate - For the quarter ended March 31, 2011, the Company sold $4.0 million of Other real estate for a gain of $423,000.

•
State tax credit brokerage activities - For the quarter ended March 31, 2011, the Company recorded a gain of $155,000 compared to a gain of $518,000 in the first quarter of 2010. Gains of $352,000 related to the sale of state tax credits to clients were partially offset by a negative fair value adjustment of $164,000 and a negative fair value adjustment of $33,000 on the interest rate caps used to economically hedge the tax credits. Tax credit sales in the first quarter of 2011 were lower than expected due to timing of customer purchases. See Note 7 - Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more information on the fair value treatment of the state tax credits, see Note 10 - Fair Value Measurements.

•
Sale of investment securities - During the first three months of 2011, the Company purchased approximately $147.0 million in securities primarily in U.S. Government sponsored enterprises and Residential mortgage-backed securities. The Company sold approximately $5.3 million of securities realizing a gain of $174,000 on these sales.

•
Miscellaneous income - The increase from the first quarter of 2010 to the first quarter of 2011, is primarily due to an increase of $586,000 in accretion related to the indemnification assets on the Company's Covered Assets.

Noninterest Expense

Noninterest expenses were $18.0 million in the first quarter of 2011, an increase of $4.1 million, or 29%, from the first quarter of 2010. The increase over the prior year period was comprised of $2.1 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support our Arizona acquisition activity and $1.2 million in higher loan legal and other real estate expenses. The Company also incurred additional data processing costs related to new web-based customer relationship software and increases in FDIC insurance premiums due to the higher levels of deposits.

The Company's efficiency ratio in the first quarter of 2011 was 65% compared to 61% in the first quarter of 2010, as compensation and loan legal and other real estate expenses increased relative to increases in revenues.

Income Taxes

For the three months ended March 31, 2011, the Company's income tax expense, which includes both federal and state taxes, was $2.0 million compared to a $1.9 million benefit for the same period in 2010. The combined federal and state effective income tax rates were 32.7% and (36.8)% for the three months ended March 31, 2011 and 2010, respectively.

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

Over the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $435.2 million in unused loan commitments as of March 31, 2011. While this commitment level would be difficult to fund given the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them is low.

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

Proceeds from any additional offerings would be used for capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital, to make acquisitions, for general corporate purposes, or for the redemption of all or part of the preferred stock held by the U.S. Treasury as a result the Company's participation in the Capital Purchase Program.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank affiliate must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The banking affiliate's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The following table summarizes the Company's risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Tier 1 capital to risk weighted assets	11.75%	11.73%
Total capital to risk weighted assets	14.04%	14.11%
Tier 1 common equity to risk weighted assets	7.14%	7.16%
Leverage ratio (Tier 1 capital to average assets)	8.33%	8.99%
Tangible common equity to tangible assets	5.03%	5.15%
Tier 1 capital	$240,292	$237,099
Total risk-based capital	$287,157	$285,226

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	March 31, 2011	December 31, 2010
Total shareholders' equity	$184,501	$179,801
Less: Preferred stock	(32,707)	(32,519)
Less: Goodwill	(3,622)	(2,064)
Less: Intangible assets	(1,921)	(1,223)
Tangible common equity	$146,251	$143,995

Total assets	$2,915,645	$2,800,199
Less: Goodwill	(3,622)	(2,064)
Less: Intangible assets	(1,921)	(1,223)
Tangible assets	$2,910,102	$2,796,912

Tangible common equity to tangible assets	5.03%	5.15%

Tier 1 common equity ratio

(In thousands)	March 31, 2011	December 31, 2010
Total shareholders' equity	$184,501	$179,801
Less: Goodwill	(3,622)	(2,064)
Less: Intangible assets	(1,921)	(1,223)
Less: Unrealized gains; Plus: Unrealized Losses	(245)	573
Plus: Qualifying trust preferred securities	61,520	59,953
Other	59	59
Tier 1 capital	$240,292	$237,099
Less: Preferred stock	(32,707)	(32,519)
Less: Qualifying trust preferred securities	(61,520)	(59,953)
Tier 1 common equity	$146,065	$144,627

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,045,802	2,021,136

Tier 1 common equity to risk weighted assets	7.14%	7.16%

Critical Accounting Policies

The impact and any associated risks related to the Company's critical accounting policies on business operations are discussed throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company's Annual Report on Form 10-K/A for the year ended December 31, 2010.

New Accounting Standards

FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements” On January 1, 2011, the Company adopted new authoritative guidance under this ASU, which requires detailed Level 3 rollforward disclosure. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” On January 1, 2011, the Company adopted new authoritative guidance under this ASU which requires disclosures about activity that occurs during a reporting period. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASU 2010-29, “Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations” On January 1, 2011, the Company adopted new authoritative guidance under this ASU which provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

FASB ASU 2011-02, “Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring” In April 2011, the FASB issued ASU 2011-02, which provides clarification on whether a restructuring constitutes a troubled debt restricting and also clarifies the guidance on a creditor's evaluation of whether it has granted a concession to the debtor and if the debtor is experiencing financial difficulties. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

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

The following table represents the Company's estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2011.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$100,902	$94,376	$71,192	$51,310	$44,630	$119,579	$481,989
Other investments	—	—	—	—	—	14,430	14,430
Interest-bearing deposits	187,556	—	—	—	—	—	187,556
Federal funds sold	1,464	—	—	—	—	—	1,464
Portfolio loans (1)	1,270,876	267,239	272,472	40,202	64,158	28,364	1,943,311
Loans held for sale	3,142	—	—	—	—	—	3,142
Total interest-earning assets	$1,563,940	$361,615	$343,664	$91,512	$108,788	$162,373	$2,631,892

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,150,950	$—	$—	$—	$—	$—	$1,150,950
Certificates of deposit	532,080	90,807	106,587	7,363	94,106	525	831,468
Subordinated debentures	56,807	—	28,274	—	—	—	85,081
Other borrowings	118,198	7,000	—	—	10,000	70,000	205,198
Total interest-bearing liabilities	$1,858,035	$97,807	$134,861	$7,363	$104,106	$70,525	$2,272,697

Interest-sensitivity GAP
GAP by period	$(294,095)	$263,808	$208,803	$84,149	$4,682	$91,848	$359,195
Cumulative GAP	$(294,095)	$(30,287)	$178,516	$262,665	$267,347	$359,195	$359,195
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.84	3.70	2.55	12.43	1.04	2.30	1.16
Cumulative GAP as of March 31, 2011	0.84	0.98	1.09	1.13	1.12	1.16	1.16

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed
In January 2012, while converting to a new system designed to address the complex accounting requirements of acquired loans under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company discovered an error in its process used to record income on these loans. Both interest income and the carrying value of the acquired loans were overstated. The error affects income reported on all loans acquired in FDIC assisted transactions since December 2009. On January 20, 2012, the Audit Committee of the Board of Directors of the Company and management determined that previously issued consolidated financial statements for the quarter ended March 31, 2011 should no longer be relied upon and should be restated.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2011, in conjunction with the filing of our original Form 10-Q in May 2011. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-Q/A, management, including our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that there was a material weakness in our internal control over financial reporting related to the Company's acquired loan portfolio as of March 31, 2011.

Specifically, the controls over the accounting entries of acquired loans were improperly designed and were not effective in capturing the accuracy of the resulting yield related to these loans. The controls that had been in place focused primarily on the calculation and accounting of the accretable and non-accretable yields under ASC 310-30. The controls were not effective in recording the accounting entry required to reverse the contractual interest calculated by the Company's loan servicing subsystem.

Based on this re-evaluation and including consideration of the material weakness described above, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011.

Changes to Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010:

Distinctive Notes
As discussed in further detail below, the Bank, along with other co-defendants, including a former President and Chief Executive Officer of the Bank's trust division (the “Former Trust President”), has been named as a defendant in two lawsuits filed by clients, or purported clients, of the Bank's trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom.

Phil Rosemann, et. al. v. Martin Sigillito, Enterprise Bank & Trust, et. al., Case No. 4:10-CV-1165-LRR (pending in the United States District Court for the Eastern District of Missouri). On March 30, 2011, Enterprise Bank was named as a defendant in an existing lawsuit brought by approximately 78 plaintiffs against 38 other defendants, including the Former Trust President and 20 “john doe” defendants. The lawsuit concerns investments the plaintiffs allegedly made in certain promissory notes issued by Distinctive Properties (the “Distinctive Notes”), which plaintiffs allege were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to have IRA custodial accounts at Enterprise Bank which hold the Distinctive Notes. Plaintiffs assert, among other things, that the Bank was negligent, breached its fiduciary duties and breached its contracts by allowing the Distinctive Notes to be renewed, improperly disbursing funds and allowing interest payments to be credited to the accounts without receipt of such payments. Plaintiffs also assert that the Bank, and certain other defendants including the Former Trust President, violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and conspired to violate RICO in connection with the sale of the Distinctive Notes to the plaintiffs. Plaintiffs are seeking in excess of $26,000,000 in damages from defendants, including the Bank, related to these claims as well as their costs and attorneys' fees and trebled damages under RICO.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al., Case No. 11SL-CC1331(pending in the Circuit Court of the County of St. Louis, State of Missouri). On April 4, 2011, Barbara Dunning and an affiliated entity, BJD, LLC (“BJD”), filed a lawsuit against four defendants including the Bank and the Former Trust President relating to BJD's investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants, including the Former Trust President, breached their fiduciary duties and were negligent in allowing BJD to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking $811,875 in damages, 9% interest, punitive damages, attorneys' fees and costs.

The Company is unable to estimate a reasonably possible loss for the cases described above because the proceedings are in early stages and there are significant factual issues to be determined and resolved. The Company denies Plaintiffs' allegations and intends to vigorously defend the lawsuits.

Other
As discussed in Note 7 - Commitments and Contingencies, subsequent to the Original filing, the Company was named as a defendant in a lawsuit arising from the Restatement. See Note 7 for more information concerning such subsequently filed lawsuit and the possible effects on our business.

ITEM 1A: RISK FACTORS

Please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q/A and Part I - Item 1A of our Report on Form 10-K/A for the fiscal year ended December 31, 2010, for information regarding risk factors. Other than the additional risk factors mentioned below, there are no material changes from the risk factors set forth in such Annual Report on Form 10-K/A.

We face potential risks from litigation brought against the Company and the Bank. We are from time to time involved in various lawsuits and legal proceedings. As discussed in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, the Bank, along with other co-defendants, including a former President and Chief Executive Officer of the Bank's trust division, has been named as a defendant in two lawsuits filed by clients, or purported clients, of the Bank's trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited, a company involved in the purchase and development of real estate in the United Kingdom. In one of the lawsuits, the plaintiffs allege that the investments in the notes were part of a multi-million dollar Ponzi scheme. While we cannot with certainty determine the potential outcome of this or any other pending or threatened litigation against the Company or the Bank, litigation-related costs and any legal liability as a result of an adverse determination with respect to one or more of these legal proceedings could have a material adverse effect on our business, cash flows, financial position and results of operations and could cause us significant reputational harm, including without limitation as a result of negative publicity the Company may face even if it prevails in such legal proceedings, which could adversely affect our business prospects.

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

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company's currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.

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

The Dodd-Frank Act and the resulting regulations will likely affect the Company's business and operations in other ways which are difficult to predict at this time. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company's results of operations, financial condition or liquidity, any of which may impact the market price of the Company's common stock.

ITEM 6: EXHIBITS

Exhibit Number	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1
Purchase and Assumption Agreement dated January 7, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for Legacy Bank (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011.)

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

* Filed herewith

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q/A in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on April 23, 2012.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer