Form 10-Q/A
period 2011-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-04-23
CIK 1025835

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

The Company is filing this Amendment to our Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to restate our unaudited consolidated financial statements and related disclosures for the quarter and year-to-date period ended June 30, 2011 (the "Restatement".) The Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Original Filing") was filed with the Securities and Exchange Commission (“SEC”) on August 3, 2011.

The previously issued unaudited condensed financial statements for the quarter ended June 30, 2011 in the Original Filing should no longer be relied upon.

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

ENTERPRISE FINANCIAL SERVICES CORP
FORM 10-Q/A - 2ND QUARTER 2011

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	As Restated(1)	As Restated(1)
(In thousands, except share and per share data)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$22,806	$23,413
Federal funds sold	1,321	3,153
Interest-bearing deposits (including $1,520 pledged as collateral)	173,925	267,102
Total cash and cash equivalents	198,052	293,668
Interest-bearing deposits greater than 90 days	1,751	1,751
Securities available for sale	472,270	361,546
Mortgage loans held for sale	1,688	5,640
Portfolio loans not covered under FDIC loss share	1,826,228	1,766,351
Portfolio loans covered under FDIC loss share at fair value	169,113	121,570
Less: Allowance for loan losses	42,157	42,759
Portfolio loans, net	1,953,184	1,845,162
Other real estate not covered under FDIC loss share	20,978	25,373
Other real estate covered under FDIC loss share	21,812	10,835
Other investments, at cost	14,720	12,278
Fixed assets, net	19,488	20,499
Accrued interest receivable	7,790	7,464
State tax credits, held for sale, including $29,247 and $31,576 carried at fair value, respectively	57,058	61,148
FDIC loss share receivable	91,859	87,792
Goodwill	3,622	2,064
Intangibles, net	1,791	1,223
Other assets	57,320	63,756
Total assets	$2,923,383	$2,800,199

Liabilities and Shareholders' Equity
Demand deposits	$473,688	$366,086
Interest-bearing transaction accounts	212,431	204,687
Money market accounts	949,552	855,522
Savings	10,587	10,181
Certificates of deposit:
$100 and over	574,369	543,898
Other	190,650	317,347
Total deposits	2,411,277	2,297,721
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	102,000	107,300
Other borrowings	87,774	119,333
Accrued interest payable	1,477	1,488
Other liabilities	6,913	9,475
Total liabilities	2,694,522	2,620,398
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	32,900	32,519
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,814,718 and 14,965,401 shares issued, respectively	178	150
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	168,340	133,673
Retained earnings	25,192	15,775
Accumulated other comprehensive income (loss)	3,994	(573)
Total shareholders' equity	228,861	179,801
Total liabilities and shareholders' equity	$2,923,383	$2,800,199
(1) See Note 12 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	As Restated(1)		As Restated(1)
	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$34,951	$24,490	$62,582	$49,463
Interest on debt securities:
Taxable	3,243	1,830	5,813	3,680
Nontaxable	155	39	265	49
Interest on federal funds sold	—	1	1	9
Interest on interest-bearing deposits	113	102	261	182
Dividends on equity securities	97	83	170	166
Total interest income	38,559	26,545	69,092	53,549
Interest expense:
Interest-bearing transaction accounts	206	236	395	455
Money market accounts	2,124	1,454	4,206	2,847
Savings	9	9	18	17
Certificates of deposit:
$100 and over	2,305	2,474	4,662	5,324
Other	800	1,534	1,853	3,319
Subordinated debentures	1,126	1,239	2,247	2,469
Federal Home Loan Bank advances	888	1,099	1,788	2,207
Notes payable and other borrowings	97	63	211	122
Total interest expense	7,555	8,108	15,380	16,760
Net interest income	31,004	18,437	53,712	36,789
Provision for loan losses	4,575	8,960	8,175	22,760
Net interest income after provision for loan losses	26,429	9,477	45,537	14,029
Noninterest income:
Wealth Management revenue	1,658	1,548	3,341	3,086
Service charges on deposit accounts	1,194	1,212	2,331	2,386
Other service charges and fee income	331	237	641	515
Gain on sale of other real estate	99	302	522	290
Gain on state tax credits, net	987	851	1,142	1,369
Gain on sale of investment securities	506	525	680	1,082
Miscellaneous (loss) income	(557)	612	524	856
Total noninterest income	4,218	5,287	9,181	9,584
Noninterest expense:
Employee compensation and benefits	8,265	7,035	16,953	13,633
Occupancy	1,141	1,097	2,280	2,270
Furniture and equipment	431	325	785	694
Data processing	604	554	1,230	1,132
FDIC and other insurance	1,133	1,019	2,355	2,066
Loan legal and other real estate expense	3,255	1,669	5,691	2,941
Other	3,195	2,693	6,695	5,552
Total noninterest expense	18,024	14,392	35,989	28,288

Income (loss) before income tax expense (benefit)	12,623	372	18,729	(4,675)
Income tax expense (benefit)	4,350	(205)	6,344	(2,061)
Net income (loss)	$8,273	$577	$12,385	$(2,614)

Net income (loss) available to common shareholders	$7,643	$(38)	$11,129	$(3,841)

Earnings (loss) per common share
Basic	$0.45	$—	$0.71	$(0.26)
Diluted	0.43	—	0.70	(0.26)
(1) See Note 12 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011 (Restated)(1)	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income (Restated)(1)	—	—	—	—	12,385	—	12,385
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	5,058	5,058
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(435)	(435)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(56)	(56)
Total comprehensive income							16,952
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,712)	—	(1,712)
Cash dividends paid on preferred stock	—	—	—	—	(875)	—	(875)
Preferred stock accretion of discount	381	—	—	—	(381)	—	—
Issuance under equity compensation plans, net, 105,417 shares	—	1	—	1,312	—	—	1,313
Issuance under public stock offering 2,743,900 shares	—	27	—	32,593	—	—	32,620
Share-based compensation	—	—	—	748	—	—	748
Excess tax expense related to equity compensation plans	—	—	—	14	—	—	14
Balance June 30, 2011 (Restated)(1)	$32,900	$178	$(1,743)	$168,340	$25,192	$3,994	$228,861

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2010	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net loss (Restated)(1)	—	—	—	—	(2,614)	—	(2,614)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	2,515	2,515
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(693)	(693)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(79)	(79)
Total comprehensive loss							(871)
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,561)	—	(1,561)
Cash dividends paid on preferred stock	—	—	—	—	(875)	—	(875)
Preferred stock accretion of discount	352	—	—	—	(352)	—	—
Issuance under equity compensation plans, net, 39,482 shares	—	—	—	365	—	—	365
Issuance under private stock offering 1,931,610 shares	—	19	—	14,863	—	—	14,882
Share-based compensation	—	—	—	943	—	—	943
Excess tax benefit related to equity compensation plans	—	—	—	(260)	—	—	(260)
Balance June 30, 2010 (Restated)(1)	$32,154	$149	$(1,743)	$132,911	$10,388	$2,676	$176,535
(1) See Note 12 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	As Restated(1)
	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$12,385	$(2,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,387	1,548
Provision for loan losses	8,175	22,760
Deferred income taxes	4,683	(4,738)
Net amortization of debt securities	2,490	1,605
Amortization of intangible assets	265	220
Gain on sale of investment securities	(680)	(1,082)
Mortgage loans originated for sale	(29,554)	(31,531)
Proceeds from mortgage loans sold	33,374	33,082
Gain on sale of other real estate	(522)	(290)
Gain on state tax credits, net	(1,142)	(1,369)
Excess tax (benefit) expense of share-based compensation	(14)	260
Share-based compensation	748	1,144
Valuation adjustment on other real estate	2,643	1,579
Net accretion of loan discount and indemnification asset	(9,465)	(346)
Changes in:
Accrued interest receivable	36	488
Accrued interest payable	(50)	(574)
Prepaid FDIC insurance	1,744	1,505
Other assets	(531)	(558)
Other liabilities	(3,012)	1,940
Net cash provided by operating activities	22,960	23,029

Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	—	4,000
Cash received from acquisition of Legacy Bank	8,926	—
Net (increase) decrease in loans	(48,536)	29,922
Net cash proceeds received from FDIC loss share receivable	22,673	4,793
Proceeds from the sale of debt and equity securities, available for sale	35,423	95,081
Proceeds from the maturity of debt and equity securities, available for sale	62,840	49,853
Proceeds from the redemption of other investments	422	1,640
Proceeds from the sale of state tax credits held for sale	4,057	4,513
Proceeds from the sale of other real estate	12,897	8,033
Payments for the purchase/origination of:
Available for sale debt and equity securities	(194,254)	(120,110)
Other investments	(895)	(1,511)
Bank owned life insurance	—	(20,000)
State tax credits held for sale	—	(10,779)
Fixed assets	(309)	(276)
Net cash (used in) provided by investing activities	(96,756)	45,159

Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	77,751	3,961
Net decrease in interest-bearing deposit accounts	(77,815)	(123,555)
Repayments of Federal Home Loan Bank advances	(21,556)	(5,000)
Net (decrease) increase in other borrowings	(31,559)	17,342
Cash dividends paid on common stock	(1,712)	(1,561)
Excess tax benefit (expense) benefit of share-based compensation	14	(260)
Cash dividends paid on preferred stock	(876)	(875)
Issuance of common stock	32,620	14,882
Proceeds from the issuance of equity instruments	1,313	—
Net cash used in financing activities	(21,820)	(95,066)
Net decrease in cash and cash equivalents	(95,616)	(26,878)
Cash and cash equivalents, beginning of period	293,668	106,966
Cash and cash equivalents, end of period	$198,052	$80,088

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,392	$17,334
Income taxes	9,337	1,313
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$14,686	$17,051
Sales of other real estate financed	1,562	7,513
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

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,

(in thousands, except per share data)	2011	2010	2011	2010
Net income (loss) as reported	$8,273	$577	$12,385	$(2,614)
Preferred stock dividend	(438)	(436)	(875)	(875)
Accretion of preferred stock discount	(192)	(179)	(381)	(352)
Net income (loss) available to common shareholders	$7,643	$(38)	$11,129	$(3,841)

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	—	742	—
Net income (loss) available to common shareholders and assumed conversions	$8,014	$(38)	$11,871	$(3,841)

Weighted average common shares outstanding	17,140	14,853	15,601	14,637
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	—	1,439	—
Additional dilutive common stock equivalents	23	2	20	—
Diluted common shares outstanding	18,602	14,855	17,060	14,637

Basic earnings (loss) per common share:	$0.45	$—	$0.71	$(0.26)
Diluted earnings (loss) per common share:	$0.43	$—	$0.70	$(0.26)

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

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Gross gains realized	$506	$525	$680	$1,082
Gross losses realized	—	—	—	—
Proceeds from sales	30,123	14,436	35,423	95,081

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

Below is a summary of the goodwill in the Banking segment.

(in thousands)	Goodwill
Balance at January 1, 2011	$2,064
Goodwill from purchase of Legacy Bank	1,558
Balance at June 30, 2011	$3,622

The table below summarizes the changes to core deposit intangible asset balances in the Banking segment.

(in thousands)	Core Deposit Intangible
Balance at January 1, 2011	$1,223
Intangibles from purchase of Legacy Bank	833
Amortization expense	(265)
Balance at June 30, 2011	$1,791

The following table reflects the expected amortization schedule for the core deposit intangibles.

Year	Core Deposit Intangible
2011	$244
2012	432
2013	355
2014	278
2015	201
After 2015	281
$1,791

NOTE 6 - PORTFOLIO LOANS

Below is a summary of loans by category at June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$158,128	$29,662	$187,790
Commercial real estate - Investor Owned	455,438	42,098	497,536
Commercial real estate - Owner Occupied	334,118	41,759	375,877
Residential real estate	176,782	41,270	218,052
Total real estate loans	$1,124,466	$154,789	$1,279,255
Commercial and industrial	688,354	13,813	702,167
Consumer & other	13,360	511	13,871
Portfolio Loans	$1,826,180	$169,113	$1,995,293
Unearned loan costs, net	48	—	48
Portfolio loans, including unearned loan costs	$1,826,228	$169,113	$1,995,341

	December 31, 2010
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,374	$222,659
Commercial real estate - Investor Owned	444,724	39,850	484,574
Commercial real estate - Owner Occupied	331,544	29,803	361,347
Residential real estate	189,484	9,589	199,073
Total real estate loans	$1,156,037	$111,616	$1,267,653
Commercial and industrial	593,938	9,477	603,415
Consumer & other	16,308	477	16,785
Portfolio Loans	$1,766,283	$121,570	$1,887,853
Unearned loan costs, net	68	—	68
Portfolio loans, including unearned loan costs	$1,766,351	$121,570	$1,887,921

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method through June 30, 2011 and at December 31, 2010 is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Allowance for Loan Losses:
Balance at December 31, 2010	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Provision charged to expense	(62)	691	1,524	2,964	(361)	9	(1,165)	—	3,600
Losses charged off	400	378	360	2,716	111	—	—	—	3,965
Recoveries	125	—	15	178	89	21	—	—	428
Balance at March 31, 2011	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$—	$42,822
Provision charged to expense	421	(105)	234	2,736	785	(81)	309	276	4,575
Losses charged off	504	11	544	4,120	495	5	—	276	5,955
Recoveries	16	274	263	93	56	13	—	—	715
Balance at June 30, 2011	$12,323	$5,531	$6,761	$7,542	$5,448	$50	$4,502	$—	$42,157

Balance June 30, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$2,695	$337	$1,754	$3,518	$2,165	$—	$—	$—	$10,469
Collectively evaluated for impairment	9,628	5,194	5,007	4,024	3,283	50	4,502	—	31,688
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,323	$5,531	$6,761	$7,542	$5,448	$50	$4,502	$—	$42,157
Loans - Ending Balance:
Individually evaluated for impairment	$5,082	$1,917	$8,998	$17,845	$9,276	$—	$—	$—	$43,118
Collectively evaluated for impairment	683,272	332,201	446,440	140,283	167,506	13,408	—	11,566	1,794,676
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	157,547	157,547
Total	$688,354	$334,118	$455,438	$158,128	$176,782	$13,408	$—	$169,113	$1,995,341

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Balance at December 31, 2010
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$—	$—	$—	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	—	33,631
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$—	$—	$—	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376	—	350	1,720,344
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	121,220	121,220
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$—	$121,570	$1,887,921

A summary of loans individually evaluated for impairment by category at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$5,082	$142	$4,940	$5,082	$2,695	$7,465
Real Estate:
Commercial - Owner Occupied	2,100	805	1,112	1,917	337	1,682
Commercial - Investor Owned	14,689	694	8,304	8,998	1,754	9,883
Construction	24,935	2,277	15,568	17,845	3,518	17,074
Residential	9,694	1,873	7,403	9,276	2,165	9,664
Consumer & Other	—	—	—	—	—	1
Total	$56,500	$5,791	$37,327	$43,118	$10,469	$45,769

	December 31, 2010
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Investor Owned	15,024	1,960	8,975	10,935	1,457	15,122
Construction	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	—	—	—	—	—	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

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

The recorded investment in impaired loans by category at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,333	$—	$749	$5,082
Real Estate:
Commercial - Investor Owned	4,629	4,369	—	8,998
Commercial - Owner Occupied	1,917	—	—	1,917
Construction	15,850	1,995	—	17,845
Residential	4,275	5,001	—	9,276
Consumer & Other	—	—	—	—
Total	$31,004	$11,365	$749	$43,118

	December 31, 2010
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$11,276	$—	$—	$11,276
Real Estate:
Commercial - Investor Owned	10,516	419	—	10,935
Commercial - Owner Occupied	2,024	—	—	2,024
Construction	9,352	582	—	9,934
Residential	5,309	6,879	—	12,188
Consumer & Other	—	—	—	—
Total	$38,477	$7,880	$—	$46,357

The aging of the recorded investment in past due loans by portfolio class and category at June 30, 2011 and December 31, 2010 is shown below.

	June 30, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$531	$2,665	$3,196	$685,158	$688,354
Real Estate:
Commercial - Owner Occupied	2,263	420	2,683	331,435	334,118
Commercial - Investor Owned	36	4,374	4,410	451,028	455,438
Construction	2,916	11,250	14,166	143,962	158,128
Residential	811	3,547	4,358	172,424	176,782
Consumer & Other	—	—	—	13,408	13,408
Total	$6,557	$22,256	$28,813	$1,797,415	$1,826,228

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$3,727	$560	$4,287	$9,526	$13,813
Real Estate:
Commercial - Owner Occupied	1,135	4,326	5,461	36,298	41,759
Commercial - Investor Owned	2,653	670	3,323	38,775	42,098
Construction	1,444	7,635	9,079	20,583	29,662
Residential	509	2,791	3,300	37,970	41,270
Consumer & Other	—	90	90	421	511
Total	$9,468	$16,072	$25,540	$143,573	$169,113

Portfolio loans, total
Commercial & Industrial	$4,258	$3,225	$7,483	$694,684	$702,167
Real Estate:
Commercial - Owner Occupied	3,398	4,746	8,144	367,733	375,877
Commercial - Investor Owned	2,689	5,044	7,733	489,803	497,536
Construction	4,360	18,885	23,245	164,545	187,790
Residential	1,320	6,338	7,658	210,394	218,052
Consumer & Other	—	90	90	13,829	13,919
Total	$16,025	$38,328	$54,353	$1,940,988	$1,995,341

	December 31, 2010
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938
Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Investor Owned	2,692	4,348	7,040	437,684	444,724
Construction	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484
Consumer & Other	3	—	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$777	$258	$1,035	$8,442	$9,477
Real Estate:
Commercial - Owner Occupied	56	5,550	5,606	24,197	29,803
Commercial - Investor Owned	3,471	1,888	5,359	34,491	39,850
Construction	—	25,844	25,844	6,530	32,374
Residential	679	735	1,414	8,175	9,589
Consumer & Other	190	—	190	287	477
Total	$5,173	$34,275	$39,448	$82,122	$121,570

Portfolio loans, total
Commercial & Industrial	$6,715	$3,815	$10,530	$592,885	$603,415
Real Estate:
Commercial - Owner Occupied	970	7,133	8,103	353,244	361,347
Commercial - Investor Owned	6,163	6,236	12,399	472,175	484,574
Construction	802	32,720	33,522	189,137	222,659
Residential	3,175	3,253	6,428	192,645	199,073
Consumer & Other	193	—	193	16,660	16,853
Total	$18,018	$53,157	$71,175	$1,816,746	$1,887,921

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

The recorded investment by risk category of the loans by portfolio class and category at June 30, 2011, which is based upon the most recent analysis performed, and December 31, 2010 is as follows:

	June 30, 2011
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$98,409	$9,646	$6,742	$1,141	$1,069	$2,258	$119,265
Above Average (4)	79,184	65,638	34,571	8,535	14,766	1,793	204,487
Average (5)	325,935	162,998	264,358	52,947	122,928	9,004	938,170
Below Average (6)	98,511	46,567	76,287	35,581	9,798	217	266,961
Watch (7)	53,189	32,822	58,642	30,582	5,819	6	181,060
Substandard (8)	29,281	16,447	14,620	28,836	20,368	130	109,682
Doubtful (9)	3,845	—	218	506	2,034	—	6,603
Total	$688,354	$334,118	$455,438	$158,128	$176,782	$13,408	$1,826,228

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$77	$77
Above Average (4)	1,265	2,270	—	196	13,843	57	17,631
Average (5)	9,494	17,137	16,341	11,143	18,399	227	72,741
Below Average (6)	1,780	2,846	6,091	1,687	1,149	37	13,590
Watch (7)	147	3,538	4,657	203	2,938	—	11,483
Substandard (8)	1,127	15,968	12,479	15,127	4,452	113	49,266
Doubtful (9)	—	—	2,530	1,306	489	—	4,325
Total	$13,813	$41,759	$42,098	$29,662	$41,270	$511	$169,113

Portfolio loans, total
Outstanding (1-3)	$98,409	$9,646	$6,742	$1,141	$1,069	$2,335	$119,342
Above Average (4)	80,449	67,908	34,571	8,731	28,609	1,850	222,118
Average (5)	335,429	180,135	280,699	64,090	141,327	9,231	1,010,911
Below Average (6)	100,291	49,413	82,378	37,268	10,947	254	280,551
Watch (7)	53,336	36,360	63,299	30,785	8,757	6	192,543
Substandard (8)	30,408	32,415	27,099	43,963	24,820	243	158,948
Doubtful (9)	3,845	—	2,748	1,812	2,523	—	10,928
Total	$702,167	$375,877	$497,536	$187,790	$218,052	$13,919	$1,995,341

	December 31, 2010
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	—	44	—	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$77	$77
Above Average (4)	—	—	—	—	105	—	105
Average (5)	3,902	8,287	13,951	1,253	4,047	357	31,797
Below Average (6)	4,719	7,486	7,485	1,483	2,584	43	23,800
Watch (7)	62	3,219	6,943	337	1,351	—	11,912
Substandard (8)	794	10,811	9,209	22,160	1,142	—	44,116
Doubtful (9)	—	—	2,262	7,141	360	—	9,763
Total	$9,477	$29,803	$39,850	$32,374	$9,589	$477	$121,570

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,007	$127,596
Above Average (4)	48,745	68,443	31,826	8,549	17,505	2,264	177,332
Average (5)	256,840	158,060	273,888	81,653	131,634	8,079	910,154
Below Average (6)	139,893	53,566	98,870	29,414	13,484	160	335,387
Watch (7)	26,611	36,593	45,623	32,856	9,623	9	151,315
Substandard (8)	35,306	25,445	25,021	61,904	24,901	334	172,911
Doubtful (9)	3,080	101	2,500	7,141	404	—	13,226
Total	$603,415	$361,347	$484,574	$222,659	$199,073	$16,853	$1,887,921

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

Changes in the accretable yield for purchased loans were as follows for the six months ended June 30, 2011 and 2010:

(in thousands)	June 30, 2011	June 30, 2010
Balance at beginning of period	$46,460	$3,708
Additions	10,875	—
Accretion	(11,433)	(494)
Balance at end of period	$45,902	$3,214

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

The following litigation was filed subsequent to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on August 3, 2011. On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

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

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$22,806	$22,806	$23,413	$23,413
Federal funds sold	1,321	1,321	3,153	3,153
Interest-bearing deposits	175,676	175,676	268,853	268,853
Securities available for sale	472,270	472,270	361,546	361,546
Other investments, at cost	14,720	14,720	12,278	12,278
Loans held for sale	1,688	1,688	5,640	5,640
Derivative financial instruments	2,653	2,653	2,042	2,042
Portfolio loans, net	1,953,184	1,960,691	1,845,162	1,850,197
State tax credits, held for sale	57,058	57,058	61,148	61,148
Accrued interest receivable	7,790	7,790	7,464	7,464

Balance sheet liabilities
Deposits	2,411,277	2,417,422	2,297,721	2,301,387
Subordinated debentures	85,081	45,374	85,081	44,866
Federal Home Loan Bank advances	102,000	109,690	107,300	118,602
Other borrowings	87,774	87,783	119,333	119,366
Derivative financial instruments	3,292	3,292	2,607	2,607
Accrued interest payable	1,477	1,477	1,488	1,488

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Balance Sheet Information	June 30, 2011
Portfolio loans	$1,995,341	$—	$—	$1,995,341
Goodwill	3,622	—	—	3,622
Intangibles, net	1,791	—	—	1,791
Deposits	2,438,931	—	(27,654)	2,411,277
Borrowings	139,695	52,579	82,581	274,855
Total assets	2,855,677	57,414	10,292	2,923,383

	December 31, 2010
	Banking	Wealth Management	Corporate and Intercompany	Total
Portfolio loans	$1,887,921	$—	$—	$1,887,921
Goodwill	2,064	—	—	2,064
Intangibles, net	1,223	—	—	1,223
Deposits	2,313,117	—	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,724,289	61,770	14,140	2,800,199

Income Statement Information	Three months ended June 30, 2011
Net interest income (expense)	$32,351	$(316)	$(1,031)	$31,004
Provision for loan losses	4,575	—	—	4,575
Noninterest income	1,539	2,644	35	4,218
Noninterest expense	15,285	1,972	767	18,024
Income (loss) before income tax expense (benefit)	14,030	356	(1,763)	12,623
Income tax expense (benefit)	4,836	119	(605)	4,350
Net income (loss)	$9,194	$237	$(1,158)	$8,273

	Three months ended June 30, 2010
Net interest income (expense)	$19,924	$(346)	$(1,141)	$18,437
Provision for loan losses	8,960	—	—	8,960
Noninterest income	2,875	2,399	13	5,287
Noninterest expense	11,535	1,930	927	14,392
Income (loss) before income tax expense (benefit)	2,304	123	(2,055)	372
Income tax expense (benefit)	910	45	(1,160)	(205)
Net income (loss)	$1,394	$78	$(895)	$577

Income Statement Information	Six months ended June 30, 2011
Net interest income (expense)	$56,407	$(638)	$(2,057)	$53,712
Provision for loan losses	8,175	—	—	8,175
Noninterest income	4,616	4,482	83	9,181
Noninterest expense	30,265	3,818	1,906	35,989
Income (loss) before income tax expense (benefit)	22,583	26	(3,880)	18,729
Income tax expense (benefit)	7,648	9	(1,313)	6,344
Net income (loss)	$14,935	$17	$(2,567)	$12,385

	Six months ended June 30, 2010
Net interest income (expense)	$39,705	$(644)	$(2,272)	$36,789
Provision for loan losses	22,760	—	—	22,760
Noninterest income	5,083	4,455	46	9,584
Noninterest expense	22,403	3,841	2,044	28,288
Loss before income tax benefit	(375)	(30)	(4,270)	(4,675)
Income tax benefit	(74)	(11)	(1,976)	(2,061)
Net loss	$(301)	$(19)	$(2,294)	$(2,614)

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

Other Adjustments
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

The following tables present the impact of the restatement on the Company's previously issued unaudited interim Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, unaudited interim Consolidated Balance Sheet as of June 30, 2011 and unaudited interim Consolidated Statement of Cash Flows as of June 30, 2011 and 2010.

	For the Three months ended
	June 30, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$36,420	$(3,163)	$1,694	$34,951
Total interest income	40,028	(3,163)	1,694	38,559
Total interest expenses	7,555	—	—	7,555
Net interest income	32,473	(3,163)	1,694	31,004
Provision for loan losses	4,575	—	—	4,575
Net interest income after provision for loan losses	27,898	(3,163)	1,694	26,429
Noninterest income:
Miscellaneous income	351	—	(908)	(557)
Total noninterest income	5,126	—	(908)	4,218
Noninterest expense:
Other	3,195	—	—	3,195
Total noninterest expense	18,024	—	—	18,024
Income before income tax	15,000	(3,163)	786	12,623
Income tax expense	5,118	(1,090)	322	4,350
Net income	9,882	(2,073)	464	8,273
Net income available to common shareholders	9,252	(2,073)	464	7,643
Net income available to common shareholders and assumed conversions	9,623	(2,073)	464	8,014

Basic earnings per share	$0.54	$(0.12)	$0.03	$0.45
Diluted earnings per share	0.52	(0.11)	0.02	0.43

	For the Three months ended
	June 30, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$24,655	$(165)	$—	$24,490
Total interest income	26,710	(165)	—	26,545
Total interest expenses	8,108	—	—	8,108
Net interest income	18,602	(165)	—	18,437
Provision for loan losses	8,960	—	—	8,960
Net interest income after provision for loan losses	9,642	(165)	—	9,477
Noninterest income:
Wealth Management revenue	1,302	—	246	1,548
Miscellaneous income	612	—	—	612
Total noninterest income	5,041	—	246	5,287
Noninterest expense:
Other	2,447	—	246	2,693
Total noninterest expense	14,146	—	246	14,392
Income before income tax	537	(165)	—	372
Income tax benefit	(200)	(5)	—	(205)
Net income	737	(160)	—	577
Net income available to common shareholders	122	(160)	—	(38)
Net income available to common shareholders and assumed conversions	122	(160)	—	(38)

Basic earnings per share	$0.01	$(0.01)	$—	$—
Diluted earnings per share	0.01	(0.01)	—	—

	At or for the Six months ended
	June 30, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$68,081	$(7,193)	$1,694	$62,582
Total interest income	74,591	(7,193)	1,694	69,092
Total interest expenses	15,380	—	—	15,380
Net interest income	59,211	(7,193)	1,694	53,712
Provision for loan losses	8,175	—	—	8,175
Net interest income after provision for loan losses	51,036	(7,193)	1,694	45,537
Noninterest income:
Miscellaneous income	1,432	—	(908)	524
Total noninterest income	10,089	—	(908)	9,181
Noninterest expense:
Other	6,195	—	500	6,695
Total noninterest expense	35,489	—	500	35,989
Income before income tax	25,636	(7,193)	286	18,729
Income tax expense	8,675	(2,406)	75	6,344
Net income	16,961	(4,787)	211	12,385
Net income available to common shareholders	15,705	(4,787)	211	11,129
Net income available to common shareholders and assumed conversions	16,447	(4,787)	211	11,871

Basic earnings per share	$1.01	$(0.31)	$0.01	$0.71
Diluted earnings per share	0.96	(0.27)	0.01	0.70

Consolidated Balance Sheet
Portfolio loans covered under FDIC loss share at fair value	$180,253	$(12,333)	$1,193	$169,113
Portfolio loans, net	1,964,324	(12,333)	1,193	1,953,184
FDIC loss share receivable	92,511	—	(652)	91,859
Goodwill	3,879	—	(257)	3,622
Total assets	2,935,432	(12,333)	284	2,923,383
Other liabilities	10,839	(3,916)	(10)	6,913
Total liabilities	2,698,448	(3,916)	(10)	2,694,522
Retained earnings	33,315	(8,417)	294	25,192
Total shareholders' equity	236,984	(8,417)	294	228,861
Total liabilities and shareholders' equity	2,935,432	(12,333)	284	2,923,383

Consolidated Statement of Cash Flows
Net income	$16,961	$(4,787)	$211	$12,385
Net accretion of loan discount and indemnification asset	(14,964)	7,193	(1,694)	(9,465)
Other assets	(1,439)	—	908	(531)
Other liabilities	(1,181)	(2,406)	575	(3,012)

	At or for the Six months ended
	June 30, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$49,899	$(436)	$—	$49,463
Total interest income	53,985	(436)	—	53,549
Total interest expenses	16,760	—	—	16,760
Net interest income	37,225	(436)		36,789
Provision for loan losses	22,760	—	—	22,760
Net interest income after provision for loan losses	14,465	(436)	—	14,029
Noninterest income:
Wealth Management revenue	2,599	—	487	3,086
Miscellaneous income	856	—	—	856
Total noninterest income	9,097	—	487	9,584
Noninterest expense:
Other	5,065	—	487	5,552
Total noninterest expense	27,801	—	487	28,288
Loss before income tax	(4,239)	(436)	—	(4,675)
Income tax benefit	(1,962)	(99)	—	(2,061)
Net loss	(2,277)	(337)	—	(2,614)
Net loss available to common shareholders	(3,504)	(337)	—	(3,841)
Net loss available to common shareholders and assumed conversions	(3,504)	(337)	—	(3,841)

Basic loss per share	$(0.24)	$(0.02)	$—	$(0.26)
Diluted loss per share	(0.24)	(0.02)	—	(0.26)

Consolidated Statement of Cash Flows
Net income (loss)	$(2,277)	$(337)	$—	$(2,614)
Net accretion of loan discount and indemnification asset	(782)	436	—	(346)
Other assets	(459)	(99)	—	(558)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed in the Explanatory Note and Note 12 - Restatement of Consolidated Financial Statements of this Amended Filing, the Company has restated its previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010. Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

Executive Summary

The Company reported net income of $8.3 million million for the three months ended June 30, 2011, compared to net income of $577,000 for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.43, compared to net income of $0.00 per fully diluted share for the prior year period. During the second quarter of 2011, higher than expected yields on covered loans and a related reduction of fee income for the indemnification asset contributed to the earnings per share. See Net Interest Income and Non Interest Income in this section for more information.

Net income for the six months ended June 30, 2011 was $12.4 million compared to a net loss of $2.6 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.70, compared to a net loss of $0.26 per fully diluted share for the prior year period.

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

The Company's pre-tax, pre-provision income for the second quarter of 2011 was $18.8 million, an increase of $9.3 million, or 98%, compared to the second quarter of 2010. The increase in pre-tax, pre-provision income was a result of a combination of strong returns on our Arizona covered loan portfolio and substantial organic growth in commercial and industrial loans. Improving asset quality and moderating provision expense are also contributing to increased earnings. In addition, the Company has been systematically reducing funding costs by lowering deposit rates and increasing noninterest-bearing demand deposits. The strong growth in commercial loan fundings and commercial demand deposits result from our continued focus on privately held businesses and success in recruiting accomplished commercial bankers to the Enterprise platform in all three of our markets.

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

	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2011	2011	2010	2010	2010
Pre-tax income	$12,623	$6,106	$6,687	$4,384	$372
Sales and fair value writedowns of other real estate	2,101	19	2,683	1,606	678
Sale of securities	(506)	(174)	(781)	(124)	(525)
Income before income tax	14,218	5,951	8,589	5,866	525
Provision for loan losses	4,575	3,600	3,325	7,650	8,960
Pre-tax, pre-provision income	$18,793	$9,551	$11,914	$13,516	$9,485

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 11 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.0 billion at June 30, 2011, including $169.1 million of loans covered under FDIC loss share agreements. Portfolio loans covered under FDIC loss share agreements decreased $13.2 million, or 7%, in the second quarter of 2011, primarily as a result of loan payoffs and transfers to Other Real Estate. Excluding the loans covered under loss share, total portfolio loans increased $65.2 million, or 4%, in the second quarter of 2011. Commercial & Industrial loans increased $75.4 million, or 12%, during the quarter and represent one-third of the Company's loan portfolio at June 30, 2011. This growth represents the fourth consecutive quarter of increases in Commercial and Industrial loans as the Company continues to experience strong new business activity in this sector. Construction and Residential Real Estate decreased $15.7 million as the Company continued to reduce its exposure to these sectors. Portfolio loans increased by $107.4 million, or 6%, from December 31, 2010 and $223.5 million, or 13%, from June 30, 2010.

We continue to expect low to mid single digit loan growth for 2011. See Note 6 – Portfolio Loans for more information.

•
Deposits – Total deposits at June 30, 2011 were $2.4 billion, and $113.6 million, or 5%, higher than December 31, 2010 and $589.5 million, or 32%, higher than June 30, 2010. Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, decreased $9.1 million, or 0.40%, in the second quarter of 2011 compared to the first quarter of 2011. Core deposits increased $123.6 million, or 6% from December 31, 2010 and $544.2 million, or 32%, from June 30, 2010. Core deposits represented 94% of total deposits at June 30, 2011, March 31, 2011 and June 30, 2010. The Company continued to improve its core deposit mix with a $25.7 million increase in demand deposits, and a $21.6 million increase in money market accounts and other interest-bearing transaction accounts. The Company lowered its reliance on certificates of deposit by reducing non-CDARS certificates by $16.9 million and reciprocal CDARS certificates by $39.5 million in the second quarter of 2011. Reciprocal CDARS certificates were $35.3 million at June 30, 2011 compared to $160.5 million at December 31, 2010 and $157.5 million at June 30, 2010.

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

•
Asset quality – Nonperforming loans, including troubled debt restructurings of $11.4 million, were $43.1 million at June 30, 2011, compared to $46.4 million at December 31, 2010 and $46.6 million at June 30, 2010. Nonperforming loans represented 2.16% of total loans at June 30, 2011 versus 2.46% of total loans at December 31, 2010 and 2.63% at June 30, 2010. New nonperforming inflows in the second quarter of $9.5 million represent the lowest level of new nonperforming loan inflows in over two years. Excluding non-accrual loans and portfolio loans covered under FDIC loss share agreements, portfolio loans that were 30-89 days delinquent at June 30, 2011 remained at very low levels, representing 0.21% of the portfolio compared to 0.13% at December 31, 2010 and 0.86% of June 30, 2010.

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

•
 Interest rate margin – The net interest rate margin was 4.75% for the second quarter of 2011, compared to 3.58% for the first quarter of 2011 and 3.43% in the second quarter of 2010. For the six month period ended June 30, 2011, the net interest rate margin was 4.17% compared to 3.42% for the same period in 2010. See Net Interest Income in this section for more information.

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.7 million in the second quarter of 2011, flat with the linked first quarter and an increase of $110,000, or 7%, compared to June 30, 2010. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended June 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $31.3 million for the three months ended June 30, 2011 compared to $18.7 million for the same period of 2010, an increase of $12.6 million, or 67%. Total interest income increased $12.1 million and total interest expense decreased $553,000.

Average interest-earning assets increased $458.4 million, or 21%, to $2.6 billion for the quarter ended June 30, 2011 from $2.2 billion for the quarter ended June 30, 2010. Average loans increased $185.2 million, or 10%, to $2.0 billion for the quarter ended June 30, 2011 from $1.8 billion for the quarter ended June 30, 2010. Approximately $160.4 million of the increase is related to the Home National Bank and Legacy acquisitions. Average securities and short-term investments increased $273.2 million, or 67%, to $682.7 million from the second quarter of 2010 as increased core deposits were deployed to offset weak loan demand. Interest income on earning assets increased $11.5 million due to higher volume and $604,000 due to higher rates, for an increase of $12.1 million versus the second quarter of 2010.

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

The tax-equivalent net interest rate margin was 4.75% for the second quarter of 2011, compared to 3.58% for the first quarter of 2011 and 3.43% in the second quarter of 2010. In the second quarter of 2011, the loans covered under FDIC loss share yielded 25.33% primarily due to cash flows on paid off covered loans that exceeded expectations. Absent the FDIC loss share loans and related funding, the net interest rate margin was 3.45% for the second quarter of 2011 compared to 3.33% for the first quarter of 2011. The increase in the net interest rate margin, excluding the effect of loans covered under FDIC loss share, was primarily due to a more favorable earning asset mix and lower cost of funds.

The Company expects low to mid-single digit growth during 2011 in portfolio loans not covered under FDIC loss share. The growth is expected to be primarily in the Commercial & Industrial loan category. Pipelines for new loan activity have continued to strengthen over the past several months.

Six months ended June 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $54.3 million for the six months months ended June 30, 2011 compared to $37.3 million for the same period of 2010, an increase of $17.0 million, or 46%. Total interest income increased $15.7 million and total interest expense decreased $1.4 million.

Average interest-earning assets increased $431.3 million, or 20%, to $2.6 billion for the six months ended June 30, 2011 from $2.2 billion for the six months ended June 30, 2010. Average loans increased $160.0 million, or 9%, to $2.0 billion for the six months ended June 30, 2011 from $1.8 billion for the six months ended June 30, 2010. Average securities and short-term investments increased $271.4 million, or 68%, to $668.6 million from the same period in 2010. Interest income on earning assets increased $16.0 million due to higher volume and decreased $310,000 due to lower rates, for a net increase of $15.7 million versus the six months ended June 30, 2010.

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

The tax-equivalent net interest rate margin was 4.17% for the six months ended June 30, 2011, compared to 3.42% in the same period of 2010. The increase in the margin was primarily due to a higher yield and higher balance on covered loans, lower funding costs and a better funding mix relative to the same period in 2010.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,757,565	$23,671	5.40%	$1,736,897	$23,778	5.49%
Tax-exempt loans (2)	31,796	619	7.81	27,630	677	9.83
Covered loans (3)	172,324	10,883	25.33	11,954	279	9.36
Total loans	1,961,685	35,173	7.19	1,776,481	24,734	5.58
Taxable investments in debt and equity securities	483,838	3,341	2.77	272,749	1,913	2.81
Non-taxable investments in debt and equity securities (2)	19,965	242	4.86	5,025	62	4.95
Short-term investments	178,893	113	0.25	131,761	103	0.31
Total securities and short-term investments	682,696	3,696	2.17	409,535	2,078	2.04
Total interest-earning assets	2,644,381	38,869	5.90	2,186,016	26,812	4.92
Noninterest-earning assets:
Cash and due from banks	12,475			14,035
Other assets	297,916			187,543
Allowance for loan losses	(42,441)			(45,335)
Total assets	$2,912,331			$2,342,259

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$192,916	$206	0.43%	$196,575	$236	0.48%
Money market accounts	955,137	2,124	0.89	661,477	1,454	0.88
Savings	10,674	9	0.34	10,006	9	0.36
Certificates of deposit	792,191	3,105	1.57	720,443	4,008	2.23
Total interest-bearing deposits	1,950,918	5,444	1.12	1,588,501	5,707	1.44
Subordinated debentures	85,081	1,126	5.31	85,081	1,239	5.84
Borrowed funds	198,629	985	1.99	182,678	1,162	2.55
Total interest-bearing liabilities	2,234,628	7,555	1.36	1,856,260	8,108	1.75
Noninterest bearing liabilities:
Demand deposits	465,494			301,446
Other liabilities	9,719			8,032
Total liabilities	2,709,841			2,165,738
Shareholders' equity	202,490			176,521
Total liabilities & shareholders' equity	$2,912,331			$2,342,259
Net interest income		$31,314			$18,704
Net interest spread			4.54%			3.17%
Net interest rate margin (4)			4.75			3.43

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $284,000 and $321,000 for the three months ended June 30, 2011 and 2010, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $310,000 and $267,000 for the three months ended June 30, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC loss share agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,747,144	$46,993	5.42%	$1,758,198	$48,073	5.51%
Tax-exempt loans (2)	33,465	1,300	7.83	28,220	1,309	9.35
Covered loans (3)	178,178	14,757	16.70	12,413	552	8.97
Total loans	1,958,787	63,050	6.49	1,798,831	49,934	5.60
Taxable investments in debt and equity securities	446,100	5,983	2.70	279,103	3,845	2.78
Non-taxable investments in debt and equity securities (2)	17,583	415	4.76	3,110	78	5.06
Short-term investments	204,906	262	0.26	114,993	191	0.33
Total securities and short-term investments	668,589	6,660	2.01	397,206	4,114	2.09
Total interest-earning assets	2,627,376	69,710	5.35	2,196,037	54,048	4.96
Noninterest-earning assets:
Cash and due from banks	11,851			12,667
Other assets	304,714			175,792
Allowance for loan losses	(42,997)			(45,025)
Total assets	$2,900,944			$2,339,471

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$193,624	$395	0.41%	$190,941	$455	0.48%
Money market accounts	925,824	4,206	0.92	654,615	2,847	0.88
Savings	10,712	18	0.34	9,691	17	0.35
Certificates of deposit	836,334	6,515	1.57	750,028	8,643	2.32
Total interest-bearing deposits	1,966,494	11,134	1.14	1,605,275	11,962	1.50
Subordinated debentures	85,081	2,247	5.33	85,081	2,469	5.85
Borrowed funds	208,190	1,999	1.94	177,880	2,329	2.64
Total interest-bearing liabilities	2,259,765	15,380	1.37	1,868,236	16,760	1.81
Noninterest bearing liabilities:
Demand deposits	437,287			287,650
Other liabilities	10,972			7,776
Total liabilities	2,708,024			2,163,662
Shareholders' equity	192,920			175,809
Total liabilities & shareholders' equity	$2,900,944			$2,339,471
Net interest income		$54,330			$37,288
Net interest spread			3.98%			3.15%
Net interest rate margin (4)			4.17			3.42

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

	2011 compared to 2010
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$281	$(388)	$(107)	$(301)	$(779)	$(1,080)
Tax-exempt loans (3)	93	(151)	(58)	222	(231)	(9)
Covered loans	9,408	1,196	10,604	13,343	862	14,205
Taxable investments in debt and equity securities	1,458	(30)	1,428	2,243	(105)	2,138
Non-taxable investments in debt and equity securities (3)	181	(1)	180	342	(5)	337
Short-term investments	32	(22)	10	123	(52)	71
Total interest-earning assets	$11,453	$604	$12,057	$15,972	$(310)	$15,662

Interest paid on:
Interest-bearing transaction accounts	$(4)	$(26)	$(30)	$6	$(66)	$(60)
Money market accounts	653	17	670	1,227	132	1,359
Savings	1	(1)	—	2	(1)	1
Certificates of deposit	369	(1,272)	(903)	910	(3,038)	(2,128)
Subordinated debentures	—	(113)	(113)	—	(222)	(222)
Borrowed funds	95	(272)	(177)	356	(686)	(330)
Total interest-bearing liabilities	1,114	(1,667)	(553)	2,501	(3,881)	(1,380)
Net interest income	$10,339	$2,271	$12,610	$13,471	$3,571	$17,042

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

Provision for loan losses was $4.6 million in the second quarter of 2011 compared to $3.6 million in the first quarter of 2011 and significantly less than the $9.0 million recorded in the second quarter of 2010. The increase in the provision for loan losses in the second quarter of 2011 versus the linked first quarter was due to slightly higher levels of loan risk rating downgrades and net loan growth. The allowance for loan losses was 2.11% of total loans at June 30, 2011, representing 98% of nonperforming loans. The loan loss allowance was 2.20% at March 31, 2011 representing 98% of nonperforming loans and 2.55% at June 30, 2010 representing 97% of nonperforming loans. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Allowance at beginning of period	$42,822	$44,079	$42,759	$42,995
Loans charged off:
Commercial and industrial	504	1,666	904	2,196
Real estate:
Commercial	667	2,838	1,405	10,123
Construction	4,120	2,240	6,836	6,941
Residential	659	1,388	770	1,743
Consumer and other	5	182	5	274
Total loans charged off	5,955	8,314	9,920	21,277
Recoveries of loans previously charged off:
Commercial and industrial	16	20	141	62
Real estate:
Commercial	537	—	552	167
Construction	93	274	271	276
Residential	56	169	145	205
Consumer and other	13	70	34	70
Total recoveries of loans	715	533	1,143	780
Net loan chargeoffs	5,240	7,781	8,777	20,497
Provision for loan losses	4,575	8,960	8,175	22,760

Allowance at end of period	$42,157	$45,258	$42,157	$45,258

Excludes loans covered under FDIC loss share agreements
Average loans	$1,789,361	$1,764,527	$1,780,609	$1,786,418
Total portfolio loans	1,826,228	1,760,461	1,826,228	1,760,461
Net chargeoffs to average loans	1.17%	1.77%	0.99%	2.31%
Allowance for loan losses to loans	2.31	2.57	2.31	2.57

Includes loans covered under FDIC loss share agreements
Average loans	$1,961,685	$1,776,481	$1,958,787	$1,798,831
Total portfolio loans	1,995,341	1,771,802	1,995,341	1,771,802
Net chargeoffs to average loans	1.07%	1.76%	0.90%	2.30%
Allowance for loan losses to loans	2.11	2.55	2.11	2.55

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	June 30,	June 30,
(in thousands)	2011	2010
Non-accrual loans	$31,004	$44,386
Loans past due 90 days or more and still accruing interest	749	—
Restructured loans	11,365	2,164
Total nonperforming loans	43,118	46,550
Foreclosed property (1)	20,978	23,606
Other bank owned assets	—	850
Total nonperforming assets (1)	$64,096	$71,006

Excludes assets covered under FDIC loss share agreements
Total assets (Restated)	$2,923,383	$2,272,392
Total portfolio loans	1,826,228	1,760,461
Total loans plus foreclosed property	1,847,206	1,784,917
Nonperforming loans to total loans	2.36%	2.64%
Nonperforming assets to total loans plus foreclosed property	3.47	3.98
Nonperforming assets to total assets (1)	2.19	3.12

Includes assets covered under FDIC loss share agreements
Total assets	$2,923,383	$2,272,392
Total portfolio loans	1,995,341	1,771,802
Total loans plus foreclosed property	2,038,131	1,798,537
Nonperforming loans to total loans	2.16%	2.63%
Nonperforming assets to total loans plus foreclosed property	4.22	4.07
Nonperforming assets to total assets	2.94	3.23

Allowance for loan losses to nonperforming loans	98%	97%

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

Nonperforming loans represented 2.16% of total loans at June 30, 2011 versus 2.24% of total loans at March 31, 2011 and 2.63% at June 30, 2010.

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

Noninterest Income

Noninterest income decreased $1.1 million, or 20%, from the second quarter of 2010 compared to the second quarter of 2011. The decrease is primarily due to reductions in the accretion on the indemnification asset on our Covered Assets.

For the six months ended June 30, 2011, Noninterest income decreased $403,000, or 4%, from the same period in 2010. The decrease is primarily due to reductions in the accretion on the indemnification asset on our Covered Assets.
offset by increases in Wealth Management revenue.

•
Wealth Management revenue – For the quarter ended June 30, 2011, Wealth Management revenue from the Trust division increased 110,000, or 7%, compared to the same period in 2010. Year-to-date, Trust revenues increased $255,000, or 8%, over the same period in 2010. Assets under administration were $1.6 billion at June 30, 2011, a 28% increase from June 30, 2010 due to market value increases and additional accounts from new and existing clients, including acquired Legacy Trust assets.

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

•
Miscellaneous income – Accretion of the indemnification asset related to the FDIC acquisitions decreased $1.2 million in the second quarter of 2011 compared to the same quarter in 2010. The decrease included $2.5 million of reduced accretion related to loan pay offs in which was losses were less than expected. Year-to-date through June 30, 2011, Miscellaneous income decreased $332,000, or 39%, compared to the same period in 2010 primarily due to a net decrease of $622,000 of accretion related to the indemnification assets of the Home National Bank and Valley Capital Covered Loan portfolios partially offset by an increase of $169,000 in Bank Owned Life Insurance cash value.

Noninterest Expense

Noninterest expenses were $18.0 million in the second quarter of 2011, an increase of $3.6 million, or 25%, from the same quarter of 2010. The increase over the prior year period was comprised of $1.2 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona acquisition activity and $1.6 million in higher loan legal and other real estate expenses. The Company also incurred additional property, equipment and data processing costs due to our Arizona acquisition activity and increases in FDIC insurance premiums due to the higher levels of deposits.

For the six months ended June 30, 2011, noninterest expenses were $36.0 million compared to $28.3 million for the same period in 2010. The increase of $7.7 million over the prior year period was comprised of $3.3 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona acquisition activity and $2.8 million in higher loan legal and other real estate expenses.

The Company's efficiency ratio was 51.2% for the quarter ended June 30, 2011 compared to 60.7% for the prior year period. Year-to-date through June 30, 2011 the Company's efficiency ratio was 57.2% compared to 61.0% for the same period in 2010. The dramatic improvement in this ratio during 2011 related primarily to the net results from our FDIC-assisted transactions.

Income Taxes

For the quarter ended June 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $4.4 million compared to a $0.2 million benefit for the same period in 2010. The combined federal and state effective income tax rates were 34.5% and 55.1% for the quarter months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $6.3 million compared to a $2.1 million benefit for the same period in 2010. The combined federal and state effective income tax rates were 33.9% and 44.1% for the six months ended June 30, 2011 and 2010, respectively.

 The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset of $13.7 million at June 30, 2011 and $17.7 million at December 31, 2010, is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded at either date.

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

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Average common equity to average assets	5.52%	5.97%
Tier 1 capital to risk weighted assets	14.06%	11.73%
Total capital to risk weighted assets	15.61%	14.11%
Tier 1 common equity to risk weighted assets	8.87%	7.16%
Leverage ratio (Tier 1 capital to average assets)	10.18%	8.99%
Tangible common equity to tangible assets	6.53%	5.15%
Tier 1 capital	$295,819	$237,099
Total risk-based capital	$328,617	$285,226

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	June 30, 2011	December 31, 2010
Total shareholders' equity	$228,861	$179,801
Less: Preferred stock	(32,900)	(32,519)
Less: Goodwill	(3,622)	(2,064)
Less: Intangible assets	(1,791)	(1,223)
Tangible common equity	$190,548	$143,995

Total assets	$2,923,383	$2,800,199
Less: Goodwill	(3,622)	(2,064)
Less: Intangible assets	(1,791)	(1,223)
Tangible assets	$2,917,970	$2,796,912

Tangible common equity to tangible assets	6.53%	5.15%

Tier 1 common equity ratio

(In thousands)	June 30, 2011	December 31, 2010
Total shareholders' equity	$228,861	$179,801
Less: Goodwill	(3,622)	(2,064)
Less: Intangible assets	(1,791)	(1,223)
Less: Unrealized gains; Plus: Unrealized Losses	(3,994)	573
Plus: Qualifying trust preferred securities	76,306	59,953
Other	59	59
Tier 1 capital	$295,819	$237,099
Less: Preferred stock	(32,900)	(32,519)
Less: Qualifying trust preferred securities	(76,306)	(59,953)
Tier 1 common equity	$186,613	$144,627

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,104,662	2,021,136

Tier 1 common equity to risk weighted assets	8.87%	7.16%

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$120,327	$88,188	$56,811	$48,814	$42,020	$116,110	$472,270
Other investments	—	—	—	—	—	14,720	14,720
Interest-bearing deposits	175,676	—	—	—	—	—	175,676
Federal funds sold	1,321	—	—	—	—	—	1,321
Portfolio loans (1)	1,290,472	345,071	213,025	59,304	58,658	28,811	1,995,341
Loans held for sale	1,688	—	—	—	—	—	1,688
Total interest-earning assets	$1,589,484	$433,259	$269,836	$108,118	$100,678	$159,641	$2,661,016

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,172,570	$—	$—	$—	$—	$—	$1,172,570
Certificates of deposit	453,521	99,012	102,013	8,548	101,534	391	765,019
Subordinated debentures	56,807	—	28,274	—	—	—	85,081
Other borrowings	109,774	—	—	10,000	—	70,000	189,774
Total interest-bearing liabilities	$1,792,672	$99,012	$130,287	$18,548	$101,534	$70,391	$2,212,444

Interest-sensitivity GAP
GAP by period	$(203,188)	$334,247	$139,549	$89,570	$(856)	$89,250	$448,572
Cumulative GAP	$(203,188)	$131,059	$270,608	$360,178	$359,322	$448,572	$448,572
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.89	4.38	2.07	5.83	0.99	2.27	1.20
Cumulative GAP as of June 30, 2011	0.89	1.07	1.13	1.18	1.17	1.20	1.20

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed
In January 2012, while converting to a new system designed to address the complex accounting requirements of acquired loans under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company discovered an error in its process used to record income on these loans. Both interest income and the carrying value of the acquired loans were overstated. The error affects income reported on all loans acquired in FDIC assisted transactions since December 2009. On January 20, 2012, the Audit Committee of the Board of Directors of the Company and management determined that previously issued consolidated financial statements for the quarter and period ended June 30, 2011 should no longer be relied upon and should be restated.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2011, in conjunction with the filing of our original Form 10-Q in August 2011. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-Q/A, management, including our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that there was a material weakness in our internal control over financial reporting related to the Company's acquired loan portfolio as of June 30, 2011.

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

Based on this re-evaluation and including consideration of the material weakness described above, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011.

Changes to Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, and as updated by the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011:

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

On June 6, 2011, the Bank filed a Motion to Dismiss the Complaint. On July 1, 2011, the United States moved to intervene in the case for the purpose of seeking a stay of the case pending completion of its criminal case against two of the individual defendants. If the stay is granted, all discovery and other activity in our case (including any rulings on the pending motions to dismiss) may be put on hold for the duration of such criminal proceedings.

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

ITEM 1A: RISK FACTORS

Please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q/A, Part I - Item 1A of our Report on Form 10-K/A for the fiscal year ended December 31, 2010, and and Part II - Item 1A of our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 for information regarding risk factors.

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheet at June 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of April 23, 2012.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer