Form 10-Q/A
period 2011-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-04-23
CIK 1025835

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

The Company is filing this Amendment to our Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to restate our unaudited consolidated financial statements and related disclosures for the quarter and year-to-date period ended September 30, 2011 (the "Restatement"). The Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Original Filing") was filed with the Securities and Exchange Commission (“SEC”) on November 8, 2011.

The previously issued unaudited condensed financial statements for the quarter ended September 30, 2011 in the Original Filing should no longer be relied upon.

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

Adjustments
In addition to the adjustments relating to the acquired loan contractual interest described above, the Company has corrected other errors that had been previously identified but not corrected because they were not material, individually or in the aggregate, to the consolidated financial results. These items included changes in accrual estimates and financial statement reclassifications. Adjustments, identified subsequent to the date of the Original Filing, have also been made to the preliminary fair values related to the Company's FDIC-assisted transactions.

Additional information on the effect of the adjustments in our financial statements are contained in Item 8, Note 13 - Restatement of Consolidated Financial Results.

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

ENTERPRISE FINANCIAL SERVICES CORP
FORM 10-Q/A - 3RD QUARTER 2011

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	As Restated(1)	As Restated(1)
(In thousands, except share and per share data)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$26,015	$23,413
Federal funds sold	2,371	3,153
Interest-bearing deposits (including $2,780 and $1,520 pledged as collateral)	238,987	267,102
Total cash and cash equivalents	267,373	293,668
Interest-bearing deposits greater than 90 days	1,501	1,751
Securities available for sale	462,483	361,546
Mortgage loans held for sale	5,076	5,640
Portfolio loans not covered under FDIC loss share	1,867,956	1,766,351
Portfolio loans covered under FDIC loss share at fair value	326,942	121,570
Less: Allowance for loan losses	45,451	42,759
Portfolio loans, net	2,149,447	1,845,162
Other real estate not covered under FDIC loss share	21,370	25,373
Other real estate covered under FDIC loss share	51,193	10,835
Other investments, at cost	14,648	12,278
Fixed assets, net	18,976	20,499
Accrued interest receivable	8,702	7,464
State tax credits, held for sale, including $29,494 and $31,576 carried at fair value, respectively	56,278	61,148
FDIC loss share receivable	194,216	87,792
Goodwill	30,334	2,064
Intangibles, net	9,471	1,223
Other assets	57,716	63,756
Total assets	$3,348,784	$2,800,199

Liabilities and Shareholders' Equity
Demand deposits	$557,290	$366,086
Interest-bearing transaction accounts	241,815	204,687
Money market accounts	1,065,053	855,522
Savings	52,179	10,181
Certificates of deposit:
$100 and over	615,067	543,898
Other	285,858	317,347
Total deposits	2,817,262	2,297,721
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	102,000	107,300
Other borrowings	100,729	119,333
Accrued interest payable	1,892	1,488
Other liabilities	7,349	9,475
Total liabilities	3,114,313	2,620,398

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	33,094	32,519
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,819,113 and 14,965,401 shares issued, respectively	178	150
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	168,764	133,673
Retained earnings	29,460	15,775
Accumulated other comprehensive income (loss)	4,718	(573)
Total shareholders' equity	234,471	179,801
Total liabilities and shareholders' equity	$3,348,784	$2,800,199
(1) See Note 13 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	As Restated(1)		As Restated(1)
	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$30,983	$28,738	$93,565	$78,201
Interest on debt securities:
Taxable	2,853	1,626	8,666	5,306
Nontaxable	184	48	449	97
Interest on federal funds sold	—	—	1	9
Interest on interest-bearing deposits	166	73	427	255
Dividends on equity securities	99	89	269	255
Total interest income	34,285	30,574	103,377	84,123
Interest expense:
Interest-bearing transaction accounts	211	194	606	649
Money market accounts	2,004	1,598	6,210	4,445
Savings	35	9	53	26
Certificates of deposit:
$100 and over	2,297	2,223	6,959	7,547
Other	855	1,306	2,708	4,625
Subordinated debentures	1,128	1,261	3,375	3,730
Federal Home Loan Bank advances	881	1,081	2,669	3,288
Notes payable and other borrowings	105	70	316	192
Total interest expense	7,516	7,742	22,896	24,502
Net interest income	26,769	22,832	80,481	59,621
Provision for loan losses	8,072	7,650	16,247	30,410
Net interest income after provision for loan losses	18,697	15,182	64,234	29,211
Noninterest income:
Wealth Management revenue	1,832	1,561	5,173	4,647
Service charges on deposit accounts	1,332	1,208	3,663	3,594
Other service charges and fee income	464	308	1,105	823
Gain on sale of other real estate	517	144	1,039	434
Gain on state tax credits, net	1,368	884	2,510	2,253
Gain on sale of investment securities	768	124	1,448	1,206
Miscellaneous income	2,445	666	2,969	1,522
Total noninterest income	8,726	4,895	17,907	14,479
Noninterest expense:
Employee compensation and benefits	9,329	7,363	26,282	20,996
Occupancy	1,306	901	3,586	3,171
Furniture and equipment	431	341	1,216	1,035
Data processing	642	539	1,872	1,670
FDIC and other insurance	828	1,147	3,183	3,212
Loan legal and other real estate expense	1,576	2,694	7,267	5,635
Other	4,190	2,708	10,885	8,262
Total noninterest expense	18,302	15,693	54,291	43,981

Income (loss) before income tax expense (benefit)	9,121	4,384	27,850	(291)
Income tax expense (benefit)	3,289	1,183	9,633	(878)
Net income	$5,832	$3,201	$18,217	$587

Net income (loss) available to common shareholders	$5,200	$2,583	$16,329	$(1,258)

Earnings (loss) per common share
Basic	$0.29	$0.17	$1.00	$(0.09)
Diluted	0.29	0.17	0.98	(0.09)
(1) See Note 13 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011 (Restated)(1)	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income (Restated)(1)	—	—	—	—	18,217	—	18,217
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	6,302	6,302
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(926)	(926)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(85)	(85)
Total comprehensive income							23,508
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,644)	—	(2,644)
Cash dividends paid on preferred stock	—	—	—	—	(1,313)	—	(1,313)
Preferred stock accretion of discount	575	—	—	—	(575)	—	—
Issuance under equity compensation plans, net, 109,812 shares	—	1	—	1,368	—	—	1,369
Issuance under public stock offering 2,743,900 shares	—	27	—	32,581	—	—	32,608
Share-based compensation	—	—	—	1,120	—	—	1,120
Excess tax benefit related to equity compensation plans	—	—	—	22	—	—	22
Balance September 30, 2011 (Restated)(1)	$33,094	$178	$(1,743)	$168,764	$29,460	$4,718	$234,471

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2010	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net income (Restated)(1)	—	—	—	—	587	—	587
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	2,091	2,091
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(772)	(772)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(119)	(119)
Total comprehensive income							1,787
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,341)	—	(2,341)
Cash dividends paid on preferred stock	—	—	—	—	(1,312)	—	(1,312)
Preferred stock accretion of discount	533	—	—	—	(533)	—	—
Issuance under equity compensation plans, net, 39,482 shares	—	—	—	365	—	—	365
Issuance under private stock offering 1,931,610 shares	—	19	—	14,863	—	—	14,882
Share-based compensation	—	—	—	1,440	—	—	1,440
Excess tax expense related to equity compensation plans	—	—	—	(260)	—	—	(260)
Balance September 30, 2010 (Restated)(1)	$32,335	$149	$(1,743)	$133,408	$12,191	$2,133	$178,473

(1) See Note 13 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	As Restated(1)
	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$18,217	$587
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,057	2,211
Provision for loan losses	16,247	30,410
Deferred income taxes	5,091	(4,811)
Net amortization of debt securities	3,983	2,433
Amortization of intangible assets	490	321
Gain on sale of investment securities	(1,448)	(1,206)
Mortgage loans originated for sale	(48,772)	(60,268)
Proceeds from mortgage loans sold	49,147	58,292
Gain on sale of other real estate	(1,039)	(434)
Gain on state tax credits, net	(2,510)	(2,253)
Excess tax (benefit) expense of share-based compensation	(22)	260
Share-based compensation	1,120	1,440
Valuation adjustment on other real estate	3,261	3,328
Net accretion of loan discount and indemnification asset	(10,964)	(2,369)
Changes in:
Accrued interest receivable	165	178
Accrued interest payable	(501)	(734)
Prepaid FDIC insurance	2,336	2,241
Other assets	(6,294)	(1,524)
Other liabilities	(5,558)	6,145
Net cash provided by operating activities	25,006	34,247
Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	—	4,000
Cash paid for acquisition of Home National Bank	—	(224,471)
Cash received from acquisition of Legacy Bank	8,926	—
Cash received from acquisition of The First National Bank of Olathe	112,778	—
Net increase in loans	(84,022)	(420)
Net cash proceeds received from FDIC loss share receivable	35,932	5,009
Proceeds from the sale of debt and equity securities, available for sale	84,456	98,340
Proceeds from the maturity of debt and equity securities, available for sale	122,934	95,319
Proceeds from the redemption of other investments	5,774	5,375
Proceeds from the sale of state tax credits held for sale	8,045	5,100
Proceeds from the sale of other real estate	27,429	9,991
Payments for the purchase/origination of:
Available for sale debt and equity securities	(255,210)	(172,001)
Other investments	(1,361)	(5,403)
Bank owned life insurance	—	(20,000)
State tax credits held for sale	—	(10,779)
Fixed assets	(416)	(805)
Net cash provided by (used in) investing activities	65,265	(210,745)

	As Restated(1)
	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	101,351	14,562
Net (decrease) increase in interest-bearing deposit accounts	(204,372)	83,891
Proceeds from Federal Home Loan Bank advances	—	52,780
Repayments of Federal Home Loan Bank advances	(23,254)	(58,580)
Net proceeds from federal funds purchased	—	5,000
Net (decrease) increase in other borrowings	(20,332)	18,857
Cash dividends paid on common stock	(2,645)	(2,341)
Excess tax benefit (expense) benefit of share-based compensation	22	(260)
Cash dividends paid on preferred stock	(1,313)	(1,312)
Issuance of common stock	32,608	14,882
Proceeds from the issuance of equity instruments	1,369	365
Net cash (used in) provided by financing activities	(116,566)	127,844
Net decrease in cash and cash equivalents	(26,295)	(48,654)
Cash and cash equivalents, beginning of period	293,668	106,966
Cash and cash equivalents, end of period	$267,373	$58,312
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,442	$25,236
Income taxes	16,871	1,324
Noncash transactions: (also refer to Note 3 - Acquisitions)
Transfer to other real estate owned in settlement of loans	$20,287	$24,173
Sales of other real estate financed	2,135	6,771
(1) See Note 13 - Restatement of Consolidated Financial Statements for more information.
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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except per share data)	2011	2010	2011	2010
Net income as reported	$5,832	$3,201	$18,217	$587
Preferred stock dividend	(437)	(437)	(1,313)	(1,312)
Accretion of preferred stock discount	(195)	(181)	(575)	(533)
Net income available to common shareholders	$5,200	$2,583	$16,329	$(1,258)

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	—	1,113	—
Net income available to common shareholders and assumed conversions	$5,571	$2,583	$17,442	$(1,258)

Weighted average common shares outstanding	17,741	14,854	16,322	14,710
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	—	1,439	—
Additional dilutive common stock equivalents	22	—	20	—
Diluted common shares outstanding	19,202	14,854	17,781	14,710

Basic earnings per common share:	$0.29	$0.17	$1.00	$(0.09)
Diluted earnings per common share:	$0.29	$0.17	$0.98	$(0.09)

For the three months ended September 30, 2011 and 2010, there were 421,000 and 2.4 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. For the nine months ended September 30, 2011 and 2010, there were 565,000 and 2.4 million of weighted average common stock equivalents excluded from the per share calculations because their effect was anti-dilutive. In addition, at September 30, 2011 and 2010, the Company had outstanding warrants issued to the United States Treasury under the U.S. Treasury Capital Purchase Program to purchase 324,074 shares of common stock which were excluded from the per common share calculation because their effect was also anti-dilutive.

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

Acquisition of The First National Bank of Olathe

On August 12, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of The First National Bank of Olathe ("FNBO") headquartered in Olathe, Kansas, a national bank chartered by the Office of the Comptroller of the Currency. The acquisition consisted of tangible assets with a fair value of approximately $481.6 million, including $171.5 million of loans, $73.5 million of cash and cash equivalents, $39.1 million of other real estate owned (“OREO”), $37.9 million of investment securities, $9.2 million of other assets and $150.4 million of receivables from the FDIC. Liabilities with a fair value of approximately $516.2 million were also assumed, including $508.9 million of insured and uninsured deposits, $1.7 million of Federal Home Loan Bank (“FHLB”) advances, and $5.6 million of other liabilities.

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

The loans and other real estate acquired are recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at August 12, 2011 and no carryover of the related allowance from FNBO. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income.

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

(in thousands)	Preliminary August 12, 2011 Amount	Refinements	Refined August 12, 2011 Amount
Cash and cash equivalents	$73,478		$73,478
Securities available for sale	37,932		37,932
Other investments	4,563		4,563
Portfolio loans	171,037	415	171,452
Other real estate	44,179	(5,055)	39,124
FDIC receivable	36,674	12,544	49,218
FDIC loss share receivable	96,477	4,743	101,220
Goodwill	43,930	(17,218)	26,712
Core deposit intangible	7,905		7,905
Other assets	3,557	1,052	4,609
Total deposits	(508,941)		(508,941)
Federal Home Loan Bank Advances	(1,699)		(1,699)
Other liabilities	(9,092)	3,519	(5,573)

NOTE 4 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$29,636	$34	$(13)	$29,657
Obligations of states and political subdivisions	34,999	1,321	(380)	35,940
Residential mortgage-backed securities	390,505	6,597	(216)	396,886
	$455,140	$7,952	$(609)	$462,483

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$444	$9	$—	$453
Obligations of U.S. Government sponsored enterprises	32,880	9	(770)	32,119
Obligations of states and political subdivisions	18,486	45	(855)	17,676
Residential mortgage-backed securities	310,636	2,656	(1,994)	311,298
	$362,446	$2,719	$(3,619)	$361,546

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

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Gross gains realized	$768	$124	$1,448	$1,206
Gross losses realized	—	—	—	—
Proceeds from sales	49,033	3,258	84,456	98,340

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

Below is a summary of the goodwill in the Banking segment.

(in thousands)	Goodwill
Balance at January 1, 2011	$2,064
Goodwill from purchase of Legacy Bank	1,558
Goodwill from purchase of The First National Bank of Olathe	$26,712
Balance at September 30, 2011	$30,334

The table below summarizes the changes to core deposit intangible asset balances in the Banking segment.

(in thousands)	Core Deposit Intangible
Balance at January 1, 2011	$1,223
Intangibles from purchase of Legacy Bank	833
Intangibles from purchase of The First National Bank of Olathe	7,905
Amortization expense	(490)
Balance at September 30, 2011	$9,471

The following table reflects the expected amortization schedule for the core deposit intangibles.

Year	Core Deposit Intangible
2011	$500
2012	1,822
2013	1,601
2014	1,380
2015	1,159
After 2015	3,009
$9,471

NOTE 6 - PORTFOLIO LOANS

Below is a summary of loans by category at September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$152,464	$63,976	$216,440
Commercial real estate - Investor Owned	481,021	80,603	561,624
Commercial real estate - Owner Occupied	337,557	64,678	402,235
Residential real estate	177,871	64,431	242,302
Total real estate loans	$1,148,913	$273,688	$1,422,601
Commercial and industrial	706,117	46,620	752,737
Consumer & other	12,881	6,634	19,515
Portfolio Loans	$1,867,911	$326,942	$2,194,853
Unearned loan costs, net	45	—	45
Portfolio loans, including unearned loan costs	$1,867,956	$326,942	$2,194,898

	December 31, 2010
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,374	$222,659
Commercial real estate - Investor Owned	444,724	39,850	484,574
Commercial real estate - Owner Occupied	331,544	29,803	361,347
Residential real estate	189,484	9,589	199,073
Total real estate loans	$1,156,037	$111,616	$1,267,653
Commercial and industrial	593,938	9,477	603,415
Consumer & other	16,308	477	16,785
Portfolio Loans	$1,766,283	$121,570	$1,887,853
Unearned loan costs, net	68	—	68
Portfolio loans, including unearned loan costs	$1,766,351	$121,570	$1,887,921

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method through September 30, 2011 and at December 31, 2010 is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Allowance for Loan Losses:
Balance at December 31, 2010	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Provision charged to expense	(62)	691	1,524	2,964	(361)	9	(1,165)	—	3,600
Losses charged off	400	378	360	2,716	111	—	—	—	3,965
Recoveries	125	—	15	178	89	21	—	—	428
Balance at March 31, 2011	$12,390	$5,373	$6,808	$8,833	$5,102	$123	$4,193	$—	$42,822
Provision charged to expense	421	(105)	234	2,736	785	(81)	309	276	4,575
Losses charged off	504	11	544	4,120	495	5	—	276	5,955
Recoveries	16	274	263	93	56	13	—	—	715
Balance at June 30, 2011	$12,323	$5,531	$6,761	$7,542	$5,448	$50	$4,502	$—	$42,157
Provision charged to expense	2,227	1,358	700	1,913	(639)	(28)	(130)	2,671	8,072
Losses charged off	2,038	158	59	2,040	664	—	—	102	5,061
Recoveries	154	1	20	11	72	25	—	—	283
Balance at September 30, 2011	$12,666	$6,732	$7,422	$7,426	$4,217	$47	$4,372	$2,569	$45,451

Balance September 30, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,118	$1,337	$2,706	$3,492	$1,778	$—	$—	$—	$12,431
Collectively evaluated for impairment	9,548	5,395	4,716	3,934	2,439	47	4,372	2,569	33,020
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,666	$6,732	$7,422	$7,426	$4,217	$47	$4,372	$2,569	$45,451
Loans - Ending Balance:
Individually evaluated for impairment	$5,428	$4,203	$12,414	$14,666	$11,327	$—	$—	$—	$48,038
Collectively evaluated for impairment	700,689	333,354	468,607	137,798	166,544	12,926	—	7,535	1,827,453
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	319,407	319,407
Total	$706,117	$337,557	$481,021	$152,464	$177,871	$12,926	$—	$326,942	$2,194,898

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Unallocated	Portfolio loans covered under FDIC loss share	Total
Balance at December 31, 2010
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$—	$—	$—	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	—	33,631
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$—	$—	$—	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376	—	350	1,720,344
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	121,220	121,220
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$—	$121,570	$1,887,921

A summary of loans individually evaluated for impairment by category at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$6,448	$134	$5,294	$5,428	$3,118	$7,120
Real Estate:
Commercial - Owner Occupied	4,544	369	3,835	4,204	1,337	2,353
Commercial - Investor Owned	16,503	316	12,097	12,413	2,706	10,199
Construction	19,587	2,282	12,383	14,665	3,492	16,691
Residential	12,113	1,722	9,606	11,328	1,778	9,781
Consumer & Other	—	—	—	—	—	1
Total	$59,195	$4,823	$43,215	$48,038	$12,431	$46,145

	December 31, 2010
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Investor Owned	15,024	1,960	8,975	10,935	1,457	15,122
Construction	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	—	—	—	—	—	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

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

The recorded investment by category for the loans that have been restructured and subsequently defaulted for the three and nine months ended September 30, 2011 is as follows:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial & Industrial	—	$—	—	$—
Real Estate:
Commercial - Owner Occupied	—	—	—	—
Commercial - Investor Owned	—	—	1	418
Construction	1	203	2	597
Residential	1	563	1	563
Consumer & Other	—	—	—	—
Total	2	$766	4	$1,578

The aging of the recorded investment in past due loans by portfolio class and category at September 30, 2011 and December 31, 2010 is shown below.

	September 30, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$2,268	$845	$3,113	$703,004	$706,117
Real Estate:
Commercial - Owner Occupied	—	2,862	2,862	334,695	337,557
Commercial - Investor Owned	4,187	3,646	7,833	473,188	481,021
Construction	634	10,401	11,035	141,429	152,464
Residential	2,080	3,355	5,435	172,436	177,871
Consumer & Other	—	—	—	12,926	12,926
Total	$9,169	$21,109	$30,278	$1,837,678	$1,867,956

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$3,084	$9,297	$12,381	$34,239	$46,620
Real Estate:
Commercial - Owner Occupied	1,958	6,901	8,859	55,819	64,678
Commercial - Investor Owned	2,629	5,408	8,037	72,566	80,603
Construction	1,578	20,841	22,419	41,557	63,976
Residential	1,242	3,774	5,016	59,415	64,431
Consumer & Other	31	4	35	6,599	6,634
Total	$10,522	$46,225	$56,747	$270,195	$326,942

Portfolio loans, total
Commercial & Industrial	$5,352	$10,142	$15,494	$737,243	$752,737
Real Estate:
Commercial - Owner Occupied	1,958	9,763	11,721	390,514	402,235
Commercial - Investor Owned	6,816	9,054	15,870	545,754	561,624
Construction	2,212	31,242	33,454	182,986	216,440
Residential	3,322	7,129	10,451	231,851	242,302
Consumer & Other	31	4	35	19,525	19,560
Total	$19,691	$67,334	$87,025	$2,107,873	$2,194,898

	December 31, 2010
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938
Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Investor Owned	2,692	4,348	7,040	437,684	444,724
Construction	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484
Consumer & Other	3	—	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$777	$258	$1,035	$8,442	$9,477
Real Estate:
Commercial - Owner Occupied	56	5,550	5,606	24,197	29,803
Commercial - Investor Owned	3,471	1,888	5,359	34,491	39,850
Construction	—	25,844	25,844	6,530	32,374
Residential	679	735	1,414	8,175	9,589
Consumer & Other	190	—	190	287	477
Total	$5,173	$34,275	$39,448	$82,122	$121,570

Portfolio loans, total
Commercial & Industrial	$6,715	$3,815	$10,530	$592,885	$603,415
Real Estate:
Commercial - Owner Occupied	970	7,133	8,103	353,244	361,347
Commercial - Investor Owned	6,163	6,236	12,399	472,175	484,574
Construction	802	32,720	33,522	189,137	222,659
Residential	3,175	3,253	6,428	192,645	199,073
Consumer & Other	193	—	193	16,660	16,853
Total	$18,018	$53,157	$71,175	$1,816,746	$1,887,921

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

The recorded investment by risk category of the loans by portfolio class and category at September 30, 2011, which is based upon the most recent analysis performed, and December 31, 2010 is as follows:

	September 30, 2011
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$93,566	$9,563	$6,700	$1,538	$2,048	$2,779	$116,194
Above Average (4)	67,263	60,512	37,424	8,379	13,916	1,818	189,312
Average (5)	353,843	165,906	279,079	54,490	123,664	8,014	984,996
Below Average (6)	105,788	42,579	83,352	33,787	13,220	184	278,910
Watch (7)	52,214	40,604	58,129	27,958	4,807	4	183,716
Substandard (8)	28,655	16,855	16,126	25,960	18,724	127	106,447
Doubtful (9)	4,788	1,538	211	352	1,492	—	8,381
Total	$706,117	$337,557	$481,021	$152,464	$177,871	$12,926	$1,867,956

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$3,742	$689	$548	$1,419	$8,557	$2,711	$17,666
Above Average (4)	3,023	3,485	356	759	3,228	89	10,940
Average (5)	20,283	18,716	36,703	21,678	33,038	3,653	134,071
Below Average (6)	3,578	6,307	1,304	904	2,091	59	14,243
Watch (7)	164	3,211	6,423	3,282	3,961	3	17,044
Substandard (8)	15,830	32,216	33,226	34,004	13,046	119	128,441
Doubtful (9)	—	54	2,043	1,930	510	—	4,537
Total	$46,620	$64,678	$80,603	$63,976	$64,431	$6,634	$326,942

Portfolio loans, total
Outstanding (1-3)	$97,308	$10,252	$7,248	$2,957	$10,605	$5,490	$133,860
Above Average (4)	70,286	63,997	37,780	9,138	17,144	1,907	200,252
Average (5)	374,126	184,622	315,782	76,168	156,702	11,667	1,119,067
Below Average (6)	109,366	48,886	84,656	34,691	15,311	243	293,153
Watch (7)	52,378	43,815	64,552	31,240	8,768	7	200,760
Substandard (8)	44,485	49,071	49,352	59,964	31,770	246	234,888
Doubtful (9)	4,788	1,592	2,254	2,282	2,002	—	12,918
Total	$752,737	$402,235	$561,624	$216,440	$242,302	$19,560	$2,194,898

	December 31, 2010
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction Real Estate	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	—	44	—	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$77	$77
Above Average (4)	—	—	—	—	105	—	105
Average (5)	3,902	8,287	13,951	1,253	4,047	357	31,797
Below Average (6)	4,719	7,486	7,485	1,483	2,584	43	23,800
Watch (7)	62	3,219	6,943	337	1,351	—	11,912
Substandard (8)	794	10,811	9,209	22,160	1,142	—	44,116
Doubtful (9)	—	—	2,262	7,141	360	—	9,763
Total	$9,477	$29,803	$39,850	$32,374	$9,589	$477	$121,570

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,007	$127,596
Above Average (4)	48,745	68,443	31,826	8,549	17,505	2,264	177,332
Average (5)	256,840	158,060	273,888	81,653	131,634	8,079	910,154
Below Average (6)	139,893	53,566	98,870	29,414	13,484	160	335,387
Watch (7)	26,611	36,593	45,623	32,856	9,623	9	151,315
Substandard (8)	35,306	25,445	25,021	61,904	24,901	334	172,911
Doubtful (9)	3,080	101	2,500	7,141	404	—	13,226
Total	$603,415	$361,347	$484,574	$222,659	$199,073	$16,853	$1,887,921

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

Changes in the accretable yield for purchased loans were as follows for the nine months ended September 30, 2011 and 2010:

(in thousands)	September 30, 2011	September 30, 2010
Balance at beginning of period	$46,460	$3,708
Additions	40,380	50,027
Accretion	(15,337)	(3,678)
Other	$(29,068)	$—
Balance at end of period	$42,435	$50,057

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

The following tables present information regarding the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the following acquisitions, at the closing date of the transaction:

Legacy acquisition

(In thousands)	January 7, 2011 Purchased Credit-Impaired Loans
Contractually required payments (principal and interest):	$106,286
Cash flows expected to be collected (principal and interest):	84,089
Fair value of loans acquired:	73,214

The First National Bank of Olathe acquisition

(In thousands)	August 12, 2011 Purchased Credit-Impaired Loans
Contractually required payments (principal and interest):	$358,085
Cash flows expected to be collected (principal and interest):	200,957
Fair value of loans acquired:	171,452

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

The following litigation was filed subsequent to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on November 8, 2011. On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

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

•
Economic hedge of state tax credits. In November 2008, the Company paid $2.1 million to enter into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. In February 2010, the Company paid $751,000 for an additional series of interest rate caps. See Note 10—

Fair Value Measurements for further discussion of the fair value of the state tax credits.

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

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended September 30, 2011	Total (losses) gains for the nine months ended September 30, 2011
Impaired loans	$8,869	$—	$—	$8,869	$(5,061)	$(14,981)
Other real estate	16,713	—	—	16,713	(618)	(3,261)
Total	$25,582	$—	$—	$25,582	$(5,679)	$(18,242)

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

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$26,015	$26,015	$23,413	$23,413
Federal funds sold	2,371	2,371	3,153	3,153
Interest-bearing deposits	240,488	240,488	268,853	268,853
Securities available for sale	462,483	462,483	361,546	361,546
Other investments, at cost	14,648	14,648	12,278	12,278
Loans held for sale	5,076	5,076	5,640	5,640
Derivative financial instruments	1,205	1,205	2,042	2,042
Portfolio loans, net	2,149,447	2,155,695	1,845,162	1,850,197
State tax credits, held for sale	56,278	56,278	61,148	61,148
Accrued interest receivable	8,702	8,702	7,464	7,464

Balance sheet liabilities
Deposits	2,817,262	2,826,565	2,297,721	2,301,387
Subordinated debentures	85,081	45,861	85,081	44,866
Federal Home Loan Bank advances	102,000	110,922	107,300	118,602
Other borrowings	100,729	100,739	119,333	119,366
Derivative financial instruments	1,926	1,926	2,607	2,607
Accrued interest payable	1,892	1,892	1,488	1,488

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Balance Sheet Information	September 30, 2011
Portfolio loans	$2,194,898	$—	$—	$2,194,898
Goodwill	30,334	—	—	30,334
Intangibles, net	9,471	—	—	9,471
Deposits	2,835,547	—	(18,285)	2,817,262
Borrowings	154,405	50,824	82,581	287,810
Total assets	3,282,473	56,457	9,854	3,348,784

	December 31, 2010
	Banking	Wealth Management	Corporate and Intercompany	Total
Portfolio loans	$1,887,921	$—	$—	$1,887,921
Goodwill	2,064	—	—	2,064
Intangibles, net	1,223	—	—	1,223
Deposits	2,313,117	—	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,724,289	61,770	14,140	2,800,199

Income Statement Information	Three months ended September 30, 2011
Net interest income (expense)	$28,105	$(304)	$(1,032)	$26,769
Provision for loan losses	8,072	—	—	8,072
Noninterest income	5,105	3,201	420	8,726
Noninterest expense	15,454	2,016	832	18,302
Income (loss) before income tax expense (benefit)	9,684	881	(1,444)	9,121
Income tax expense (benefit)	3,510	304	(525)	3,289
Net income (loss)	$6,174	$577	$(919)	$5,832

	Three months ended September 30, 2010
Net interest income (expense)	$24,373	$(380)	$(1,161)	$22,832
Provision for loan losses	7,650	—	—	7,650
Noninterest income	2,354	2,446	95	4,895
Noninterest expense	12,941	1,846	906	15,693
Income (loss) before income tax expense (benefit)	6,136	220	(1,972)	4,384
Income tax expense (benefit)	1,876	81	(774)	1,183
Net income (loss)	$4,260	$139	$(1,198)	$3,201

Income Statement Information	Nine months ended September 30, 2011
Net interest income (expense)	$84,511	$(941)	$(3,089)	$80,481
Provision for loan losses	16,247	—	—	16,247
Noninterest income	9,721	7,683	503	17,907
Noninterest expense	45,639	5,914	2,738	54,291
Income (loss) before income tax expense (benefit)	32,346	828	(5,324)	27,850
Income tax expense (benefit)	11,159	313	(1,839)	9,633
Net income (loss)	$21,187	$515	$(3,485)	$18,217

	Nine months ended September 30, 2010
Net interest income (expense)	$64,078	$(1,024)	$(3,433)	$59,621
Provision for loan losses	30,410	—	—	30,410
Noninterest income	7,437	6,901	141	14,479
Noninterest expense	35,344	5,687	2,950	43,981
Income (loss) before income tax expense (benefit)	5,761	190	(6,242)	(291)
Income tax expense (benefit)	1,803	70	(2,751)	(878)
Net income (loss)	$3,958	$120	$(3,491)	$587

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
As part of the acquisition of FNBO, the Bank provided the FDIC a VAI whereby $1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units were exercisable any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011.

NOTE 13 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

Other Adjustments
In addition to the adjustments relating to the acquired loan contractual interest described above, the Company has corrected other errors that had been previously identified but not corrected because they were not material, individually or in the aggregate, to the consolidated financial results. These items included changes in accrual estimates and financial statement reclassifications.Adjustments, identified subsequent to the date of the Original Filing, have also been made to the preliminary fair values related to the Company's FDIC-assisted transactions.

The following tables present the impact of the restatement on the Company's previously issued unaudited interim Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, unaudited interim Consolidated Balance Sheet as of September 30, 2011 and unaudited interim Consolidated Statement of Cash Flows as of September 30, 2011 and 2010.

	For the Three months ended
	September 30, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$36,748	$(4,522)	$(1,243)	$30,983
Total interest income	40,050	(4,522)	(1,243)	34,285
Total interest expenses	7,658	—	(142)	7,516
Net interest income	32,392	(4,522)	(1,101)	26,769
Provision for loan losses	5,557	2,515	—	8,072
Net interest income after provision for loan losses	26,835	(7,037)	(1,101)	18,697
Noninterest income:
Miscellaneous income	281	1,287	877	2,445
Total noninterest income	6,562	1,287	877	8,726
Noninterest expense:
Total noninterest expense	18,302	—	—	18,302
Income before income tax	15,095	(5,750)	(224)	9,121
Income tax expense	5,394	(2,073)	(32)	3,289
Net income	9,701	(3,677)	(192)	5,832
Net income available to common shareholders	9,069	(3,677)	(192)	5,200
Net income available to common shareholders and assumed conversions	9,440	(3,677)	(192)	5,571

Basic earnings per share	$0.51	$(0.21)	$(0.01)	$0.29
Diluted earnings per share	0.49	(0.19)	(0.01)	0.29

	For the Three months ended
	September 30, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$30,196	$(2,502)	$1,044	$28,738
Total interest income	32,032	(2,502)	1,044	30,574
Total interest expenses	7,742	—	—	7,742
Net interest income	24,290	(2,502)	1,044	22,832
Provision for loan losses	7,650	—	—	7,650
Net interest income after provision for loan losses	16,640	(2,502)	1,044	15,182
Noninterest income:
Wealth Management revenue	1,326	—	235	1,561
Miscellaneous income	2,057	—	(1,391)	666
Total noninterest income	6,051	—	(1,156)	4,895
Noninterest expense:
Other	2,473	—	235	2,708
Total noninterest expense	15,458	—	235	15,693
Income before income tax	7,233	(2,502)	(347)	4,384
Income tax expense	2,262	(948)	(131)	1,183
Net income	4,971	(1,554)	(216)	3,201
Net income available to common shareholders	4,353	(1,554)	(216)	2,583
Net income available to common shareholders and assumed conversions	4,724	(1,925)	(216)	2,583

Basic earnings per share	$0.29	$(0.11)	$(0.01)	$0.17
Diluted earnings per share	0.29	(0.11)	(0.01)	0.17

	At or for the Nine months ended
	September 30, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$104,829	$(11,715)	$451	$93,565
Total interest income	114,641	(11,715)	451	103,377
Total interest expenses	23,038	—	(142)	22,896
Net interest income	91,603	(11,715)	593	80,481
Provision for loan losses	13,732	2,515	—	16,247
Net interest income after provision for loan losses	77,871	(14,230)	593	64,234
Noninterest income:
Miscellaneous income	1,713	1,287	(31)	2,969
Total noninterest income	16,651	1,287	(31)	17,907
Noninterest expense:
Other	10,385	—	500	10,885
Total noninterest expense	53,791	—	500	54,291
Income before income tax	40,731	(12,943)	62	27,850
Income tax expense	14,069	(4,479)	43	9,633
Net income	26,662	(8,464)	19	18,217
Net income available to common shareholders	24,774	(8,464)	19	16,329
Net income available to common shareholders and assumed conversions	25,887	(8,464)	19	17,442

Basic earnings per share	$1.52	$(0.52)	$—	$1.00
Diluted earnings per share	1.46	(0.48)	—	0.98

Consolidated Balance Sheet
Portfolio loans covered under FDIC loss share at fair value	$343,101	$(15,897)	$(262)	$326,942
Allowance for loan losses	42,882	2,515	54	45,451
Portfolio loans, net	2,168,175	(18,412)	(316)	2,149,447
Other real estate covered under FDIC loss share	56,248	—	(5,055)	51,193
Accrued interest receivable	8,978	(958)	682	8,702
FDIC loss share receivable	175,674	1,288	17,254	194,216
Goodwill	47,552	—	(17,218)	30,334
Other assets	56,664	—	1,052	57,716
Total assets	3,370,467	(18,082)	(3,601)	3,348,784
Total deposits	2,817,405	—	(143)	2,817,262
Other liabilities	16,897	(5,987)	(3,561)	7,349
Total liabilities	3,124,004	(5,987)	(3,704)	3,114,313
Retained earnings	41,452	(12,095)	103	29,460
Total shareholders' equity	246,463	(12,095)	103	234,471
Total liabilities and shareholders' equity	3,370,467	(18,082)	(3,601)	3,348,784

Consolidated Statement of Cash Flows
Net income	$26,662	$(8,464)	$19	$18,217
Provision for loan losses	13,732	2,515	—	16,247
Net accretion of loan discount and indemnification asset	(22,227)	11,714	(451)	(10,964)
Other assets	(5,040)	(1,285)	31	(6,294)
Other liabilities	(1,621)	(4,480)	543	(5,558)
Net increase in interest-bearing deposit accounts	(204,230)	—	(142)	(204,372)

	At or for the Nine months ended
	September 30, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$80,095	$(2,938)	$1,044	$78,201
Total interest income	86,017	(2,938)	1,044	84,123
Total interest expenses	24,502	—	—	24,502
Net interest income	61,515	(2,938)	1,044	59,621
Provision for loan losses	30,410	—	—	30,410
Net interest income after provision for loan losses	31,105	(2,938)	1,044	29,211
Noninterest income:
Wealth Management revenue	3,925	—	722	4,647
Miscellaneous income	2,913	—	(1,391)	1,522
Total noninterest income	15,148	—	(669)	14,479
Noninterest expense:
Other	7,540	—	722	8,262
Total noninterest expense	43,259	—	722	43,981
Income before income tax	2,994	(2,938)	(347)	(291)
Income tax expense (benefit)	300	(1,047)	(131)	(878)
Net income	2,694	(1,891)	(216)	587
Net income (loss) available to common shareholders	849	(1,891)	(216)	(1,258)
Net income available to common shareholders and assumed conversions	849	(1,891)	(216)	(1,258)

Basic earnings (loss) per share	$0.06	$(0.14)	$(0.01)	$(0.09)
Diluted earnings (loss) per share	0.06	(0.14)	(0.01)	(0.09)

Consolidated Statement of Cash Flows
Net income	$2,694	$(1,891)	$(216)	$587
Net accretion of loan discount and indemnification asset	(5,307)	2,938	—	(2,369)
Other assets	(693)	(1,047)	216	(1,524)
Other liabilities	6,145	—	—	6,145

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed in the Explanatory Note and Note 12 - Restatement of Consolidated Financial Statements of this Amended Filing, the Company has restated our previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010. Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the Restatement.

Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K/A and in Part II, 1A of this Form 10-Q/A, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Executive Summary

The Company reported net income of $5.8 million for the three months ended September 30, 2011, compared to net income of $3.2 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.29, compared to net income of $0.17 per fully diluted share for the prior year period.

Net income for the nine months ended September 30, 2011 was $18.2 million compared to net income of $0.6 million for the same period in 2010. After deducting dividends on preferred stock, the Company reported net income per share of $0.98, compared to a net loss of $0.09 per share for the prior year period.

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

On August 12, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of The First National Bank of Olathe ("FNBO"), a full service community bank that was headquartered in Olathe, Kansas. The acquisition consisted of tangible assets with an estimated fair value of approximately $481.6 million and liabilities with an estimated fair value of approximately $516.2 million. The Bank acquired the assets at a discount of 11.8% and approximately $457.1 million of the deposits were assumed at a premium of 1.5%. In addition, the Bank also acquired $19.4 million of trust assets. The Bank provided the FDIC a Value Appreciation Instrument whereby $1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units were exercisable any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011. In conjunction with the acquisition, the Bank entered into a shared-loss agreement whereby the FDIC will reimburse the Bank for 80% of all losses up to $112.6 million, 0% losses between $112.6 million and $148.9 million and 80% of losses in excess of $148.9 million incurred on certain loans and other real estate covered under the agreement. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The six branches of FNBO opened as branches of the Bank. See Form 8K/A filed with the SEC on October 28, 2011 for more information.

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

See Note 3 – Acquisitions, Note 6 – Portfolio Loans and Note 12 - Subsequent Events for more information on the above acquisitions.

Pre-tax, pre-provision income

The Company's pre-tax, pre-provision income for the third quarter of 2011 was $16.5 million, a 12% decrease from the linked quarter and a 22%, increase compared to the third quarter of 2010. The third quarter decrease in pre-tax, pre-provision operating income was primarily attributable to lower yields on covered assets relative to the second quarter.

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

	For the Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2011	2011	2011	2010	2010
Pre-tax income	$9,121	$12,623	$6,106	$6,687	$4,384
Sales and fair value writedowns of other real estate	101	2,101	19	2,683	1,606
Sale of securities	(768)	(506)	(174)	(781)	(124)
Income before income tax	8,454	14,218	5,951	8,589	5,866
Provision for loan losses	8,072	4,575	3,600	3,325	7,650
Pre-tax, pre-provision income	$16,526	$18,793	$9,551	$11,914	$13,516

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 11 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.2 billion at September 30, 2011, including $326.9 million of loans covered under FDIC shared-loss agreements. Portfolio loans covered under FDIC shared-loss agreements increased $157.8 million, or 93%, in the third quarter of 2011, as a result of the acquisition of FNBO. Excluding the loans covered under loss share, portfolio loans increased $41.7 million, or 2%, in the third quarter of 2011.

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
Portfolio loans increased $267.0 million, or 14%, from September 30, 2010. Excluding loans covered under loss share, portfolio loans increased $71.3 million or 4%. Of that increase, Commercial and Industrial loans have increased $113.6 million or 19% , while Construction and Residential Real Estate loans have decreased $66.7 million, or 17%. Portfolio loans increased by $307.0 million, or 16%, from December 31, 2010.

For the fiscal year 2011, the Company expects 6-8% growth in portfolio loans not covered by FDIC loss share.
See Note 6 – Portfolio Loans for more information.

•	Deposits – Total deposits at September 30, 2011 were $2.8 billion, an increase of $519.5 million, or 23%, over December 31, 2010 and $777.4 million, or 38%, over September 30, 2010.
Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, represented 96% of total deposits at September 30, 2011, up from 94% in the third quarter of 2011 and 89% at September 30, 2010.
The FNBO acquisition added $423.1 million in deposits in the third quarter of 2011. These deposits included $66.9 million in noninterest-bearing demand deposits, $123.6 million in money market and other interest-bearing transaction accounts, and $232.6 million in certificates of deposit.
Excluding deposits associated with FNBO, total deposits decreased $16.9 million in the third quarter of 2011. Approximately $76.6 million of the decrease in the third quarter of 2011, including $16.0 million of reciprocal CDARS certificates of deposit, was the result of the Company's efforts to lower the cost of interest-bearing deposits. The remaining $20.0 million was due to matured Brokered certificates of deposits that were not replaced. Excluding deposits associated with FNBO, total deposits increased $96.6 million, or 4%, from December 31, 2010 and $354.5 million, or 17%, from September 30, 2010.
Noninterest-bearing demand deposits excluding those associated with FNBO rose $16.7 million, or 3.5%, in the third quarter of 2011, $124.3 million, or 34%, from December 31, 2010 and $186.2 million, or 61.2%, from September 30, 2010. Noninterest-bearing deposits represented 20% of total deposits at September 30, 2011, 16% at December 31, 2010 and 15% at September 30, 2010. Money market and other interest-bearing accounts, excluding FNBO, increased $62.9 million in the third quarter of 2011, or 5.4%, $165.1 million, or 15%, from December 31, 2010 and $333.6 million, or 37%, from September 30, 2010.
Reciprocal CDARS certificates were reduced to $19.3 million at September 30, 2011 compared to $160.5 million at December 31, 2010 and $171.5 million at September 30, 2010. Brokered certificates of deposit were reduced to $126.6 million at September 30, 2011 compared to $156.7 million at December 31, 2010 and $218.0 million at September 30, 2010.

•
Asset quality – Nonperforming loans, including troubled debt restructurings of $12.3 million, were $48.0 million at September 30, 2011, compared to $46.4 million at December 31, 2010 and $52.0 million at September 30, 2010. Nonperforming loans represented 2.19% of total loans at September 30, 2011 versus 2.46% of total loans at December 31, 2010 and 2.69% at September 30, 2010. Excluding non-accrual loans and portfolio loans covered under FDIC shared-loss agreements, portfolio loans that were 30-89 days delinquent at September 30, 2011 remained at very low levels, representing 0.02% of the portfolio compared to 0.13% at December 31, 2010 and 0.09% at September 30, 2010.

Provision for loan losses was $8.1 million in the third quarter of 2011, compared to $4.6 million in the second quarter of 2011 and $7.7 million in the third quarter of 2010. The increase in the provision for loan losses in the third quarter of 2011 was due to slightly higher levels of loan risk rating downgrades and impairment related to certain pools of covered loans. See Note 6 – Portfolio Loans above and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 3.79% for the third quarter of 2011, compared to 4.75% for the second quarter of 2011 and 4.06% in the third quarter of 2010. For the nine month period ended September 30, 2011, the net interest rate margin was 4.04% compared to 3.64% for the same period in 2010. See Net Interest Income in this section for more information.

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.8 million in the third quarter of 2011, an increase of

$174,000, or 10%, over the linked second quarter and an increase of $271,000, or 17%, compared to September 30, 2010. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended September 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $27.1 million for the three months ended September 30, 2011 compared to $23.1 million for the same period of 2010, an increase of $4.0 million, or 17%. Total interest income increased $3.8 million and total interest expense decreased $226,000.

Average interest-earning assets increased $576.0 million, or 26%, to $2.8 billion for the quarter ended September 30, 2011 from $2.3 billion for the quarter ended September 30, 2010. Average loans increased $193.1 million, or 10%, to $2.1 billion for the quarter ended September 30, 2011 from $1.9 billion for the quarter ended September 30, 2010. Approximately $122.8 million of the increase is related to the acquisitions. Average securities and short-term investments increased $382.9 million, or 107%, to $739.8 million from the third quarter of 2010 as increased core deposits could not be deployed in loans. Interest income on earning assets increased $6.0 million due to higher volume and decreased $2.2 million due to lower rates, for a net increase of $3.8 million versus the third quarter of 2010.

For the quarter ended September 30, 2011, average interest-bearing liabilities increased $429.1 million, or 22%, to $2.4 billion compared to $2.0 billion for the quarter ended September 30, 2010. The increase in average interest-bearing liabilities resulted from a $426.8 million increase in average interest-bearing deposits, primarily consisting of $295.9 million increase in average money market accounts and a $75.9 million increase in average certificates of deposit. For the third quarter of 2011, interest expense on interest-bearing liabilities decreased $1.2 million due to declining rates partially offset by an increase of $1.0 million due to the impact of higher volumes, for a net decrease of $226,000 versus the third quarter of 2010.

The tax-equivalent net interest rate margin was 3.79% for the third quarter of 2011, compared to 4.75% for the second quarter of 2011 and 4.06% in the third quarter of 2010. In the third quarter of 2011, the loans covered under FDIC loss share yielded 10.16% primarily due to cash flows on paid off covered loans that exceeded expectations. Absent the FDIC loss share loans, related nonearning assets and acquired deposits, the net interest rate margin was 3.36% for the third quarter of 2011 compared to 3.45% for the second quarter of 2011. The decrease in the net interest rate margin, excluding the effects of related nonearning assets under FDIC loss share loans, and the related funding costs, was primarily due to a decline in earning asset yields. Intense competition for high-quality commercial loans coupled with persistently low market rates continued to pressure loan pricing. The effects more than offset a 0.10% reduction in the cost of interest-bearing liabilities and higher levels of noninterest-bearing deposits in the quarter.

Nine months ended September 30, 2011 and 2010

Net interest income (on a tax-equivalent basis) was $81.4 million for the nine months months ended September 30, 2011 compared to $60.4 million for the same period of 2010, an increase of $21.0 million, or 34.8%. Total interest income increased $19.4 million and total interest expense decreased $1.6 million.

Average interest-earning assets increased $480.1 million, or 21.7%, to $2.7 billion for the nine months ended September 30, 2011 from $2.2 billion for the nine months ended September 30, 2010. Average loans increased $171.1 million, or 9%, to $2.0 billion for the nine months ended September 30, 2011 from $1.8 billion for the nine months ended September 30, 2010. Average securities and short-term investments increased $309.0 million, or 81%, to $692.6 million from the same period in 2010. Interest income on earning assets increased $21.0 million due to higher volume and $1.6 million due to higher rates, for a net increase of $19.4 million versus the nine months ended September 30, 2010.

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

For the nine months ended September 30, 2011, interest expense on interest-bearing liabilities decreased $5.1 million due to declining rates partially offset by an increase of $3.5 million due to the impact of higher volumes, for a net decrease of $1.6 million versus the same period in 2010.

The tax-equivalent net interest rate margin was 4.04% for the nine months ended September 30, 2011, compared to 3.64% in the same period of 2010. The increase in the margin was primarily due to higher yield on and mix of covered loans, lower funding costs and a better funding mix relative to the same period in 2010.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,807,526	$24,037	5.28%	$1,737,130	$23,829	5.44%
Tax-exempt loans (2)	30,965	595	7.62	31,078	640	8.17
Covered loans (3)	256,381	6,566	10.16	133,551	4,500	13.37
Total loans	2,094,872	31,198	5.91	1,901,759	28,969	6.04
Taxable investments in debt and equity securities	471,303	2,953	2.49	252,236	1,714	2.70
Non-taxable investments in debt and equity securities (2)	24,703	287	4.61	6,363	76	4.74
Short-term investments	243,812	166	0.27	98,297	73	0.29
Total securities and short-term investments	739,818	3,406	1.83	356,896	1,863	2.07
Total interest-earning assets	2,834,690	34,604	4.84	2,258,655	30,832	5.42
Noninterest-earning assets:
Cash and due from banks	23,499			9,791
Other assets	377,123			269,772
Allowance for loan losses	(44,822)			(45,661)
Total assets	$3,190,490			$2,492,557

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$218,416	$211	0.38%	$187,015	$194	0.41%
Money market accounts	1,019,362	2,004	0.78	723,475	1,598	0.88
Savings	34,103	35	0.41	10,493	9	0.34
Certificates of deposit	859,478	3,152	1.45	783,608	3,529	1.79
Total interest-bearing deposits	2,131,359	5,402	1.01	1,704,591	5,330	1.24
Subordinated debentures	85,081	1,128	5.26	85,081	1,261	5.88
Borrowed funds	201,385	986	1.94	199,097	1,151	2.29
Total interest-bearing liabilities	2,417,825	7,516	1.23	1,988,769	7,742	1.54
Noninterest bearing liabilities:
Demand deposits	530,619			304,129
Other liabilities	10,508			20,254
Total liabilities	2,958,952			2,313,152
Shareholders' equity	231,538			179,405
Total liabilities & shareholders' equity	$3,190,490			$2,492,557
Net interest income		$27,088			$23,090
Net interest spread			3.61%			3.88%
Net interest rate margin (4)			3.79			4.06

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $211,000 and $300,000 for the three months ended September 30, 2011 and 2010, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $319,000 and $259,000 for the three months ended September 30, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,767,492	$71,029	5.37%	$1,751,098	$71,902	5.49%
Tax-exempt loans (2)	32,623	1,895	7.77	29,183	1,950	8.93
Covered loans (3)	204,532	21,323	13.94	53,236	5,052	12.69
Total loans	2,004,647	94,247	6.29	1,833,517	78,904	5.75
Taxable investments in debt and equity securities	454,593	8,936	2.63	270,049	5,559	2.75
Non-taxable investments in debt and equity securities (2)	19,982	702	4.70	4,206	153	4.86
Short-term investments	218,017	428	0.26	109,367	264	0.32
Total securities and short-term investments	692,592	10,066	1.94	383,622	5,976	2.08
Total interest-earning assets	2,697,239	104,313	5.17	2,217,139	84,880	5.12
Noninterest-earning assets:
Cash and due from banks	15,776			11,698
Other assets	329,117			207,463
Allowance for loan losses	(43,612)			(45,239)
Total assets	$2,998,520			$2,391,061

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$201,979	$606	0.40%	$189,618	$649	0.46%
Money market accounts	957,346	6,210	0.87	677,821	4,445	0.88
Savings	18,595	53	0.38	9,961	26	0.35
Certificates of deposit	844,133	9,667	1.53	761,344	12,172	2.14
Total interest-bearing deposits	2,022,053	16,536	1.09	1,638,744	17,292	1.41
Subordinated debentures	85,081	3,375	5.30	85,081	3,730	5.86
Borrowed funds	205,897	2,985	1.94	185,030	3,480	2.51
Total interest-bearing liabilities	2,313,031	22,896	1.32	1,908,855	24,502	1.72
Noninterest bearing liabilities:
Demand deposits	468,740			293,204
Other liabilities	10,815			11,981
Total liabilities	2,792,586			2,214,040
Shareholders' equity	205,934			177,021
Total liabilities & shareholders' equity	$2,998,520			$2,391,061
Net interest income		$81,417			$60,378
Net interest spread			3.85%			3.40%
Net interest rate margin (4)			4.04			3.64

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $640,000 and $1,246,000 nine months ended September 30, 2011 and 2010, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $936,000 and $757,000 for the nine months ended September 30, 2011 and 2010, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2011 compared to 2010
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$949	$(741)	$208	$669	$(1,542)	$(873)
Tax-exempt loans (3)	(2)	(43)	(45)	216	(271)	(55)
Covered loans	3,351	(1,285)	2,066	15,726	545	16,271
Taxable investments in debt and equity securities	1,383	(144)	1,239	3,639	(262)	3,377
Non-taxable investments in debt and equity securities (3)	213	(2)	211	554	(5)	549
Short-term investments	99	(6)	93	221	(57)	164
Total interest-earning assets	$5,993	$(2,221)	$3,772	$21,025	$(1,592)	$19,433

Interest paid on:
Interest-bearing transaction accounts	$31	$(14)	$17	$40	$(83)	$(43)
Money market accounts	597	(191)	406	1,814	(49)	1,765
Savings	24	2	26	25	2	27
Certificates of deposit	320	(697)	(377)	1,220	(3,725)	(2,505)
Subordinated debentures	—	(133)	(133)	—	(354)	(354)
Borrowed funds	13	(178)	(165)	363	(859)	(496)
Total interest-bearing liabilities	985	(1,211)	(226)	3,462	(5,068)	(1,606)
Net interest income	$5,008	$(1,010)	$3,998	$17,563	$3,476	$21,039

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

Provision for loan losses was $8.1 million in the third quarter of 2011 compared to $4.6 million in the second quarter of 2011 and $7.7 million in the third quarter of 2010. The provision for loan losses includes $2.7 million for loans covered under FDIC loss share agreements. For these loans, the Company re-measures contractual and expected cashflows on a quarterly basis. When the re-measurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded through the provision for loan loss account. As a result of this impairment, the FDIC loss share receivable is increased to reflect anticipated future cash to be received from the FDIC. The amount of the increase is determined based on the specific loss share agreement, but is generally 80% of the losses. In the third quarter of 2011, an impairment of $2.7 million was recorded for certain loan pools covered under loss share which was partially offset through noninterest income by an increase in the FDIC loss share receivable. The remaining increase of $5.4 million of provision for loan losses in the third quarter of 2011 versus the linked second quarter was due to slightly higher levels of loan risk rating downgrades. The allowance for loan losses was 2.07% of total loans at September 30, 2011, representing 95% of nonperforming loans. The loan loss allowance was 2.11% at June 30, 2011 representing 98% of nonperforming loans and 2.44% at September 30, 2010 representing 90% of nonperforming loans. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Net charge-offs in the third quarter of 2011 were $4.8 million, representing an annual rate of 0.90% of average loans, compared to net charge-offs of $5.2 million, an annualized rate of 1.07% of average loans, in the linked second quarter and $5.9 million, an annualized rate of 1.23% of average loans, in the third quarter of 2010. Approximately 43% of the net charge-offs in the third quarter of 2011 were related to Construction, Land Acquisition and Development loans, 39% were related to Commercial & Industrial, 12% were related to Residential Real Estate loans, 4% were related to Commercial Real Estate loans and the remaining 1% were related to Consumer and Other loans.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Allowance at beginning of period	$42,157	$45,258	$42,759	$42,995
Loans charged off:
Commercial and industrial	2,038	742	2,942	2,938
Real estate:
Commercial	217	2,929	1,622	13,052
Construction	2,051	3,135	8,887	10,076
Residential	664	217	1,434	1,960
Consumer and other	91	—	96	274
Total loans charged off	5,061	7,023	14,981	28,300
Recoveries of loans previously charged off:
Commercial and industrial	154	39	295	101
Real estate:
Commercial	21	822	573	989
Construction	11	2	282	278
Residential	72	251	217	456
Consumer and other	25	—	59	70
Total recoveries of loans	283	1,114	1,426	1,894
Net loan chargeoffs	4,778	5,909	13,555	26,406
Provision for loan losses	8,072	7,650	16,247	30,410

Allowance at end of period	$45,451	$46,999	$45,451	$46,999

Excludes loans covered under FDIC loss share
Average loans	$1,838,491	$1,768,208	$1,800,115	$1,780,281
Total portfolio loans	1,867,956	1,796,637	1,867,956	1,796,637
Net chargeoffs to average loans	1.03%	1.33%	1.01%	1.98%
Allowance for loan losses to loans (1)	2.30	2.62	2.30	2.62

Includes loans covered under FDIC loss share
Average loans	$2,094,872	$1,901,759	$2,004,647	$1,833,517
Total portfolio loans	2,194,898	1,927,906	2,194,898	1,927,906
Net chargeoffs to average loans	0.90%	1.23%	0.90%	1.93%
Allowance for loan losses to loans	2.07	2.44	2.07	2.44

(1) Allowance used in this calculation excludes $2.5 million for loans covered under FDIC shared-loss agreements.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	September 30,	September 30,
(in thousands)	2011	2010
Non-accrual loans	$35,698	$47,504
Loans past due 90 days or more and still accruing interest	—	—
Restructured loans	12,340	4,451
Total nonperforming loans	48,038	51,955
Foreclosed property (1)	21,370	26,937
Other bank owned assets	—	850
Total nonperforming assets (1)	$69,408	$79,742

Excludes assets covered under FDIC loss share
Total assets	$3,348,784	$2,500,959
Total portfolio loans	1,867,956	1,796,637
Total loans plus foreclosed property	1,889,326	1,824,424
Nonperforming loans to total loans	2.57%	2.89%
Nonperforming assets to total loans plus foreclosed property	3.67	4.37
Nonperforming assets to total assets (1)	2.07	3.19

Includes assets covered under FDIC loss share
Total assets	$3,348,784	$2,500,959
Total portfolio loans	2,194,898	1,927,906
Total loans plus foreclosed property	2,267,461	1,963,441
Nonperforming loans to total loans	2.19%	2.69%
Nonperforming assets to total loans plus foreclosed property	5.32	4.46
Nonperforming assets to total assets	3.60	3.50

Allowance for loan losses to nonperforming loans	95.00%	90.00%

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

Nonperforming loans represented 2.19% of total loans at September 30, 2011 versus 2.16% of total loans at June 30,

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

Other real estate

Other real estate at September 30, 2011 was $72.6 million, compared to $42.8 million at June 30, 2011 and $34.7 million at September 30, 2010. Approximately 71% of total Other real estate, or $51.2 million, is covered by one of four FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate.

	2011
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Year to date
Other real estate beginning of period	$42,790	$51,305	$36,208	$36,208
Additions and expenses capitalized to prepare property for sale	2,932	159	7,014	10,105
Additions from FDIC assisted transactions	41,793	3,298	12,826	57,917
Writedowns in fair value	(2,714)	(2,944)	(703)	(6,361)
Sales	(12,238)	(9,028)	(4,040)	(25,306)
Other real estate end of period	$72,563	$42,790	$51,305	$72,563

At September 30, 2011, Other real estate was comprised of 13% residential lots, 13% completed homes, and 74% commercial real estate. Of the total Other real estate, 59%, or 77 properties, are located in the Kansas City region, 21%, or 17 properties, are located in the St. Louis region and 20%, or 36 properties, are located in the Arizona region related to the FDIC acquisitions. Approximately 57 properties, which represent over 50% of the total Other real estate, were added in conjunction with the acquisition of FNBO.

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

Noninterest Income

Noninterest income increased $3.8 million, or 78%, from the third quarter of 2010 compared to the third quarter of 2011. The increase is primarily due to increases in gains on the sale of investment securities, state tax credits held for sale,Wealth Management revenue and higher miscellaneous income.

For the nine months ended September 30, 2011, Noninterest income increased $3.4 million, or 24%, from the same period in 2010. The increase is primarily due to increases in Wealth Management revenue and gains on the sale of other real estate along with higher miscellaneous income.

•
Wealth Management revenue – For the quarter ended September 30, 2011, Wealth Management revenue from the Trust division increased $271,000, or 17%, compared to the same period in 2010. Year-to-date, Trust revenues increased $526,000, or 11%, over the same period in 2010. Assets under administration were $1.4 billion at September 30, 2011, a 5% increase from September 30, 2010 due to market value increases and additional accounts from new and existing clients, including acquired Legacy and FNBO Trust assets.

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

•
Miscellaneous income – Noninterest income related to the FDIC acquisitions increased $1.3 million in the third quarter of 2011 compared to the same quarter in 2010. The increase was primarily due to an increase in the FDIC loss share receivable due to the 80% offset of impairment recorded on certain loan pools covered under loss share in the third quarter of 2011. This increase was partially offset by reductions in the accretion due to loan pay offs in which losses on the loans were less than expected.

Year-to-date through September 30, 2011, Miscellaneous income increased $1.4 million, or 95%, compared to the same period in 2010 primarily due to the increase in the FDIC loss share receivable related to the impairment on certain loan pools and increases in fee income earned for the New Market Tax Credits. These increases were partially offset by reduced accretion due to loan payoffs where losses were less than expected.

Noninterest Expense

Noninterest expenses were $18.3 million in the third quarter of 2011, an increase of $2.6 million, or 17%, from the same quarter of 2010. The increase over the prior year period was comprised of $2.0 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona and Kansas City acquisition activity. The Company also incurred additional property, equipment and data processing costs due to our Arizona and Kansas City acquisition activity.

For the nine months ended September 30, 2011, noninterest expenses were $54.3 million compared to $44.0 million for the same period in 2010. The increase of $10.3 million over the prior year period was comprised of $5.3 million in salaries and benefits primarily due to variable compensation accruals and staff additions to support the Company's Arizona and Kansas City acquisition activity and $1.6 million in higher loan legal and other real estate expenses.

The Company's efficiency ratio was 51.6% for the quarter ended September 30, 2011 compared to 56.6% for the prior year period. Year-to-date through September 30, 2011 the Company's efficiency ratio was 55.2% compared to 59.4% for the same period in 2010. The improvement in this ratio during 2011 related primarily to the net effect of our FDIC-assisted transactions.

Income Taxes

For the quarter ended September 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $3.3 million compared to $1.2 million for the same period in 2010. The combined federal and state effective income tax rates were 36.1% and 27.0% for the quarter ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, the Company’s income tax expense, which includes both federal and state taxes, was $9.6 million compared to a net benefit of $878,000 for the same period in 2010. The combined federal and state effective income tax rates were 34.6% and 301.7% for the nine months ended September 30, 2011 and 2010, respectively.

 The Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at September 30, 2011 of $13.2 million and at December 31, 2010 of $17.7 million, respectively is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded at either date.

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

Bank liquidity

During the third quarter of 2011, we maintained a strong liquidity position by targeting core funding while reducing certain volatile deposit sources. Noninterest-bearing demand deposits grew $83.6 million, interest-bearing checking and money market accounts increased $186.5 million, and certificate of deposits, including CDARS and brokered CD balances, increased $135.9 million.

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

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Average common equity to average assets	5.77%	5.97%
Tier 1 capital to risk weighted assets	12.24%	11.73%
Total capital to risk weighted assets	13.70%	14.11%
Tier 1 common equity to risk weighted assets	7.16%	7.16%
Leverage ratio (Tier 1 capital to average assets)	8.51%	8.99%
Tangible common equity to tangible assets	4.88%	5.15%
Tier 1 capital	$268,184	$237,099
Total risk-based capital	$300,216	$285,226

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	September 30, 2011	December 31, 2010
Total shareholders' equity	$234,471	$179,801
Less: Preferred stock	(33,094)	(32,519)
Less: Goodwill	(30,334)	(2,064)
Less: Intangible assets	(9,471)	(1,223)
Tangible common equity	$161,572	$143,995

Total assets	$3,348,784	$2,800,199
Less: Goodwill	(30,334)	(2,064)
Less: Intangible assets	(9,471)	(1,223)
Tangible assets	$3,308,979	$2,796,912

Tangible common equity to tangible assets	4.88%	5.15%

Tier 1 common equity ratio

(In thousands)	September 30, 2011	December 31, 2010
Total shareholders' equity	$234,471	$179,801
Less: Goodwill	(30,334)	(2,064)
Less: Intangible assets	(9,471)	(1,223)
Less: Unrealized gains; Plus: Unrealized Losses	(4,718)	573
Plus: Qualifying trust preferred securities	78,177	59,953
Other	59	59
Tier 1 capital	$268,184	$237,099
Less: Preferred stock	(33,094)	(32,519)
Less: Qualifying trust preferred securities	(78,177)	(59,953)
Tier 1 common equity	$156,913	$144,627

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,190,880	2,021,136

Tier 1 common equity to risk weighted assets	7.16%	7.16%

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

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$134,034	$77,273	$56,387	$42,347	$47,528	$104,914	$462,483
Other investments	—	—	—	—	—	14,648	14,648
Interest-bearing deposits	240,488	—	—	—	—	—	240,488
Federal funds sold	2,371	—	—	—	—	—	2,371
Portfolio loans (1)	1,408,644	419,257	182,739	67,422	57,606	59,230	2,194,898
Loans held for sale	5,076	—	—	—	—	—	5,076
Total interest-earning assets	$1,790,613	$496,530	$239,126	$109,769	$105,134	$178,792	$2,919,964

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,359,047	$—	$—	$—	$—	$—	$1,359,047
Certificates of deposit	496,848	156,021	68,808	45,902	133,059	287	900,925
Subordinated debentures	56,807	—	28,274	—	—	—	85,081
Other borrowings	122,729	—	—	10,000	—	70,000	202,729
Total interest-bearing liabilities	$2,035,431	$156,021	$97,082	$55,902	$133,059	$70,287	$2,547,782

Interest-sensitivity GAP
GAP by period	$(244,818)	$340,509	$142,044	$53,867	$(27,925)	$108,505	$372,182
Cumulative GAP	$(244,818)	$95,691	$237,735	$291,602	$263,677	$372,182	$372,182
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.88	3.18	2.46	1.96	0.79	2.54	1.15
Cumulative GAP as of September 30, 2011	0.88	1.04	1.10	1.12	1.11	1.15	1.15

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

In January 2012, while converting to a new system designed to address the complex accounting requirements of acquired loans under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company discovered an error in its process used to record income on these loans. Both interest income and the carrying value of the acquired loans were overstated. The error affects income reported on all loans acquired in FDIC assisted transactions since December 2009. On January 20, 2012, the Audit Committee of the Board of Directors of the Company and management determined that previously issued consolidated financial statements for the quarter and period ended September 30, 2011 should no longer be relied upon and should be restated.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2011, in conjunction with the filing of our original Form 10-Q in November 2011. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic SEC filings is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-Q/A, management, including our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that there was a material weakness in our internal control over financial reporting related to the Company's acquired loan portfolio as of September 30, 2011.

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

Based on this re-evaluation and including consideration of the material weakness described above, management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011.

Changes to Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and as updated by the Company's Quarterly Report on Form 10-Q/A for the quarters ended March 31, 2011 and June 30, 2011:

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements.

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