Form 10-K
period 2011-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-04-23
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2011.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-7 (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Other than a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $225,683,945 based on the closing price of the common stock of $13.53 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011) as reported by the NASDAQ Global Select Market.

As of April 13, 2012, the Registrant had 17,795,511 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2011.

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

On January 25, 2012, the Company issued a press release and filed a related Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") in which it announced that the previously issued audited consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon for fiscal year 2010, and the unaudited condensed consolidated financial statements for the fiscal quarters ending March 31, 2010, June 30, 2010 and September 30, 2010, filed on Forms 10- Q (the "Original Filings") should no longer be relied upon.

On April 23, 2012, the Company filed an Amended Annual Report on Form 10-K/A with the SEC to restate the audited consolidated financial statements and related disclosures for the fiscal year ended December 31, 2010 and Amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, June 30 and September 30, 2011 (the "Restatement".)

See Item 8, Note 24 - Restatement of Consolidated Financial Statements for more information.

Internal Control Considerations
In conjunction with the Restatement, management identified control deficiencies in its internal controls over financial reporting associated with the reversal of contractual interest on acquired loans that constitute a material weakness, as discussed in Part II, Item 9A of this Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. For a discussion of management’s consideration of our disclosure controls and procedures and material weaknesses identified, see Part I, Item IA and Part II, Item 9A included in this filing.

ENTERPRISE FINANCIAL SERVICES CORP
2011 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in accounting regulation or standards applicable to banks; and other risks discussed under in Item 1A: “Risk Factors,” all of which could cause the Company's actual results to differ from those set forth in the forward-looking statements.
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

Acquisitions and Divestitures
Since December 2009, the Bank has entered into four agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and assume certain liabilities of four failed banks: Valley Capital Bank, Home National Bank, Legacy Bank and The First National Bank of Olathe. In conjunction with each of these, the Bank entered into loss share agreements, under which the FDIC has agreed to reimburse the Bank for a percentage of losses on certain loans and other real estate acquired (“Covered Assets”). The reimbursable losses from the FDIC are based on the book value of the acquired loans and foreclosed assets as determined by the FDIC as of the date of each acquisition.

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

•
Legacy Bank (“Legacy”) - On January 7, 2011, the Bank acquired certain assets and assumed certain liabilities of Legacy, a full service community bank that was headquartered in Scottsdale, Arizona.  The acquisition consisted of tangible assets with fair values of approximately $128.0 million and liabilities of approximately $130.4 million.  In addition, the Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. The FDIC will reimburse the Bank for 80% of all losses on Covered Assets.

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

•
The First National Bank of Olathe (“FNBO") - On August 12, 2011, the Bank acquired certain assets and assumed certain liabilities of FNBO, a full service community bank that was headquartered in Olathe, Kansas.  The acquisition consisted of tangible assets at fair value of approximately $481.6 million and liabilities with a fair value of approximately $516.2 million.  The FDIC will reimburse the Bank for 80% of losses up to $112.6 million, 0% of losses between $112.6 million and $148.9 million and 80% of losses in excess of $148.9 million with respect to the Covered Assets.

In conjunction with the FNBO acquisition, the Company provided the FDIC with a VAI whereby 1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units were exercisable any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011.

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

2011 Capital Raise
On May 24, 2011, we issued 2,743,900 shares, or $35.0 million in common stock through a public offering. The shares in the offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission as part of the Company's effective registration statement. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $32.6 million. At June 30, 2011, approximately $20.0 million of the offering proceeds were injected into the Bank to support expected growth.

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

Our general business strategy is to generate superior shareholder returns by providing comprehensive financial services primarily to private businesses, their owner families, and other success-minded individuals through banking and wealth management lines of business each of which constitutes a separate segment for purposes of our financial reporting.

Our banking segment offers a broad range of business and personal banking services. Lending services include commercial and industrial, commercial real estate, real estate construction and development, residential real estate, and consumer loans. A wide variety of deposit products and a complete suite of treasury management and international trade services complement our lending capabilities.

The wealth management segment includes the Company's trust operations and Missouri state tax credit brokerage activities. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”) provides financial planning, advisory, private banking, investment management and trust services to businesses, individuals, institutions and non-profit organizations. Services for businesses and institutions include investment management, retirement plans and management succession planning. Personal services include investment management, trust administration, estate planning, financial planning and retirement planning services. State tax credit brokerage activities consist of the acquisition of Missouri state tax credits and sale of these tax credits to clients. See Item 8. Note 20 - Segment reporting for more information about our segments.

Key components of our strategy include a focused and relationship-oriented distribution and sales approach, emphasis on growing fee income and niche businesses, prudent credit and interest rate risk management, advanced technology and controlled expense growth.

Building long-term client relationships - Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of business owners, professionals, and associated relationships. Those relationships are maintained, cultivated and expanded over time by banking officers who generally are highly experienced. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), the Federal Reserve, and by issuing brokered certificates of deposits, priced at or below alternative cost of funds.

Growing fee income business - Enterprise Trust offers a wide range of fiduciary, investment management and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy.

Specialty Lending and Product Niches - We have focused an increasing amount of our lending activities in specialty markets where we believe our expertise and experience as a sophisticated commercial lender provides advantages over other competitors. These specialty lending activities focus on the following areas:

•
Enterprise Value Lending/Senior Debt Financing. We support mid-market company mergers and acquisitions primarily for Midwest-based manufacturing companies. We market directly to targeted private equity firms and provide a combination of senior debt and mezzanine debt financing.

•
Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of Missouri state low income housing tax credits. In addition, we provide leveraged loans on projects funded through the Department of the Treasury CDFI New Markets Tax Credit program. In 2011, we were selected as one of 99 total allocatees, and one of only 18 banks, for New Markets Tax Credits. In this capacity, we will be responsible for allocating $35 million of New Markets Tax Credits to developers and projects.

•
Tax Credit Brokerage. Our wealth management business acquires Missouri state tax credits from affordable housing development funds and sells the tax credits to wealth management clients and other individuals.

•	Life Insurance Premium Finance. We specialize in financing high end whole life insurance premiums utilized in high net worth estate planning.

•
Enterprise Advisory Services. We have developed a proprietary deposit platform allowing registered investment advisory firms to offer FDIC insured cash deposits in addition to other investment products.

Capitalizing on technology - We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, check and document imaging and remote deposit capture systems Other services currently offered by the Bank include controlled disbursements, repurchase agreements and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, often creating a competitive advantage over larger, nationwide banks. Technology is also extensively utilized in internal systems, operational support functions to improve customer service, and management reporting and analysis.

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

St. Louis - We have five Enterprise banking facilities in the St. Louis metropolitan area. The St. Louis market enjoys a stable, diverse economic base and is ranked the 18th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and more than 50,000 households with investable assets of $1.0 million or more. We are the largest publicly-held, locally headquartered bank in this market.

Kansas City - At December 31, 2011, we had thirteen banking facilities in the Kansas City market, six of which were acquired in conjunction with the FNBO acquisition. In January 2012, we closed two branches related to our August 2011 acquisition of FNBO and currently operate eleven branches in the market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and more than 30,000 households with investable assets of $1.0 million or more.

Phoenix - As described above, since December 2009, we have completed four FDIC-assisted transactions in the Phoenix market. At December 31, 2011, we had four full service branches in the Phoenix metropolitan area.

We believe the Phoenix market offers substantial long-term growth opportunities for the Company. The underlying demographic and geographic factors that propelled Phoenix into one of the fastest growing and most dynamic markets in the country still exist, and we believe these factors should drive continued growth in that market long after the current real estate slump is over. Today, Phoenix has more than 90,000 privately held businesses and more than 70,000 households with investable assets over $1.0 million each.

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

Bank Subsidiary
At December 31, 2011, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

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

Financial Regulatory Reform
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. It requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These studies could potentially result in additional legislative or regulatory action.

The following provisions have been implemented since the passage of the Dodd-Frank Act:

•
The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

•
In July 2011, the Consumer Financial Protection Bureau (the “CFPB”) began operations and has centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorney generals to enforce compliance with both state and federal laws and regulations.

◦	Creation of the Financial Stability Oversight Council that provides comprehensive monitoring to ensure the stability of our nation's financial system.

◦
Change of the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

◦
Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

◦	Implementation of corporate governance revisions, including executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

◦	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.
On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. As a result, the Bank prepaid $11.5 million in December 2009. Approximately $3.2 million and $3.5 million of this prepayment was expensed in 2011 and 2010, respectively.

Employees
At December 31, 2011, we had approximately 450 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

ITEM IA: RISK FACTORS

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

Risks Relating to Our Business

Various factors may cause our allowance for loan losses to increase.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is sufficient to reserve for estimated loan losses and risks inherent in the loan portfolio. We continue to monitor the adequacy of our loan loss allowance and may need to increase it if economic conditions continue to deteriorate. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we may need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income or an increase in net loss and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

Our loan portfolio is concentrated in certain markets which could result in increased credit risk.
Substantially all of our loans are to businesses and individuals in the St. Louis, Kansas City, and Phoenix metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources.

Our loan portfolio mix, which has a concentration of loans secured by real estate, could result in increased credit risk.
A significant portion of our portfolio is secured by real estate and thus we face a high degree of risk from a downturn in our real estate markets. If real estate values continue to decline further in our markets, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans for which the primary reliance for repayment is on the real estate collateral by foreclosing and selling that real estate would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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
We are from time to time involved in various lawsuits and legal proceedings. As discussed in “Legal Proceedings” in Part I, Item 3 of this Form 10-K, the Bank, along with other co-defendants, including a former President and Chief Executive Officer of the Bank's trust division, has been named as a defendant in two lawsuits filed by clients, or purported clients, of the Bank's trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited, a company involved in the purchase and development of real estate in the United Kingdom. In one of the lawsuits, the plaintiffs allege that the investments in the notes were part of a multi-million dollar Ponzi scheme. The Company has also been named as a defendant in a lawsuit by a stockholder in a purported class action claim arising from the Restatement. While we cannot with certainty determine the potential outcome of this or any other pending or threatened litigation against the Company or the Bank, litigation-related costs and any legal liability as a result of an adverse determination with respect to one or more of these legal proceedings could have a material adverse effect on our business, cash flows, financial position and results of operations and could cause us significant reputational harm, including without limitation as a result of negative publicity the Company may face even if it prevails in such legal proceedings, which could adversely affect our business prospects.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a substantial material adverse effect on our liquidity.  Our access to funding sources in amounts that are adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, our failure to remain well capitalized, or adverse regulatory action against us.  Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2011, the Company did not carry a valuation allowance against its deferred tax asset balance of $16.0 million. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.

If the Bank incurs losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance and the Federal Reserve, and separately the FDIC as insurer of the Bank's deposits, have the authority to compel or restrict certain actions if the Bank's capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank's operations; limiting the rate of interest the bank may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

Changes in government regulation and supervision may increase our costs.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Since 2008, we are also subject to supervision, regulation and investigation by the United States Department of the Treasury and the Office of the Special Inspector General for the Troubled Asset Relief Program ("TARP") by virtue of our participation in the CPP.

Any future increases in FDIC insurance premiums might adversely impact our earnings.
Over the past several years, the FDIC has adopted several rules which have resulted in a numbers of changes to the FDIC assessments, including modification of the assessment system and a special assessment. It is possible that the FDIC may impose additional special assessments in the future or further increase our annual assessment, which could adversely affect our earnings.

We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different institutions and counterparties, and we execute transactions with various counterparties in the financial industry, including federal home loan banks, commercial banks, brokers and dealers, investment banks and other institutional clients. Defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems in prior years and could lead to losses or defaults by us or by other institutions. Any such losses could materially and adversely affect our results of operations.

We have engaged in and may continue to engage in further expansion through acquisitions, including FDIC-assisted transactions, which could negatively affect our business and earnings.
Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management's time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value (including goodwill) of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, reimbursements of losses from the FDIC, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. Finally, to the extent that we issue capital stock in connection with transactions, such transactions and related stock issuances may have a dilutive effect on earnings per share of our common stock and share ownership of our stockholders.

We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee's skills, knowledge of our market, and years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Pursuant to our participation in the CPP, we adopted certain standards for executive compensation and corporate governance for the period during which the United States Department of the Treasury holds the equity issued pursuant to our participation in the CPP, including the common stock that may be issued pursuant to the CPP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, although certain restrictions apply to as many as (25) of our most highly compensated employees.

The restrictions severely limit the amount and types of compensation we can pay our executive officers and key employees, including a complete prohibition on any severance or other compensation upon termination of employment, significant caps on bonuses and retention payments. Such restrictions may impede our ability to attract and retain skilled people in our top management ranks.

We may need to raise additional capital in the future, and such capital may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital in the future in order to support any additional provisions for loan losses and loan charge-offs, to maintain our capital ratios or for other reasons. The condition of the financial markets may be such that we may not be able to obtain additional capital or the additional capital may only be available on terms that are not attractive to us.

To allow us to timely respond to opportunities to raise capital, we filed a shelf registration statement on Form S-3 which became effective on September 29, 2011. Use of the Form S-3 requires, among other things, that an issuer has timely filed all of its reports under the Exchange Act for at least twelve months, subject only to exceptions for certain Form 8-K filings. We filed this Annual Report on Form 10-K late. As a result, we are not currently eligible to “draw down” on the Form S-3 or use Form S-3 for new registrations of securities. If we timely file all reports required under the Exchange Act in the future, we will regain eligibility for use of Form S-3 not earlier than April 2013. While the Company continues to have access to capital markets, our ineligibility to use Form S-3 means that it may be more difficult for us to effect public offering transactions and our range of available financing alternatives could be narrowed.
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

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company's currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective July 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also permanently increased the general limit on deposit insurance for banks to $250,000 and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through January 1, 2013.

The BCFP will have broad powers to supervise and enforce consumer protection laws. The BCFP will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices.

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
Risks Relating to Our Common Stock

The price of our common stock may be volatile or may decline.
The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts' revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock prices and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility over the last several years. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified in this annual report and other reports by the Company. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength or operating results. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

An investment in our common stock is not insured and you could lose the value of your entire investment.
An investment in our common stock is not a savings account, deposit or other obligation of our bank subsidiary, any non-bank subsidiary or any other bank, and such investment is not insured or guaranteed by the FDIC or any other governmental agency. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our ability to pay dividends is limited by various statutes and regulations and depends primarily on the Bank's ability to distribute funds to us, and is also limited by various statutes and regulations.
The Company depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of the Company's revenue. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to the Company under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to the Company or making payments under the tax sharing agreement, the Company may not be able to service its debt, pay its other obligations or pay dividends on the Series A Preferred Stock or pay dividends on its common stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

There can be no assurance of any future dividends on our common stock.
The terms of our Series A Preferred Stock provide that we may not pay dividends on or repurchase any shares of our common stock unless we have fully paid all required dividends on the Series A Preferred Stock. Although we expect to be able to pay all required dividends on the Series A Preferred Shares, there is no guarantee that we will be able to do so. These restrictions could have a negative effect on the value of our common stock.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so.
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

Additionally, the ownership interest of holders of our common stock will be diluted to the extent the CPP Warrant is exercised for up to 324,074 shares of our common stock. Although the United States Department of the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the CPP Warrant, a transferee of any portion of the CPP Warrant or of any shares of common stock acquired upon exercise of the CPP Warrant is not bound by this restriction. In addition, the terms of the CPP Warrant include an anti-dilution adjustment, which provides that, if we issue common stock or securities convertible into or exercisable, or exchangeable for, common stock at a price that is less than 90% of the market price of such shares on the last trading day preceding the date we agree to sell such shares, the number of shares of our common stock to be issued would increase, and the per share price of the common stock to be purchased pursuant to the warrant would decrease.

In addition, to the extent options to purchase common stock under our employee stock option plans are exercised, holders of our common stock could incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after an offering or the perception that such sales could occur.

Our outstanding debt securities restrict our ability to pay dividends on our capital stock.
We have outstanding subordinated debentures issued to statutory trust subsidiaries, which have issued and sold preferred securities in the Trusts to investors.

If we are unable to make payments on any of our subordinated debentures for more than 20 consecutive quarters, we would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable. Additionally, if for any interest payment period we do not pay interest in respect of the subordinated debentures (which will be used to make distributions on the trust preferred securities), or if for any interest payment period we do not pay interest in respect of the subordinated debentures, or if any other event of default occurs, then we generally will be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the subordinated debentures, or next succeeding interest payment period, as the case may be.

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
Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws, as well as various provisions of federal and Missouri state law applicable to bank and bank holding companies, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation, as amended, authorizes our board of directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal. In the event of a proposed merger, tender offer or other attempt to gain control of the Company, our board of directors would have the ability to readily issue available shares of preferred stock as a method of discouraging, delaying or preventing a change in control of the Company. Such issuance could occur whether or not our stockholders favorably view the merger, tender offer or other attempt to gain control of the Company. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interests of our stockholders. Although we have no present intention to issue any additional shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2011, we had five banking locations and a support center in the St. Louis metropolitan area and four banking locations in the Phoenix metropolitan area. At December 31, 2011, we had thirteen banking facilities in the Kansas City metropolitan area, six of which were acquired in conjunction with the FNBO acquisition. In January 2012, we closed two branches related to our August 2011 acquisition of FNBO and currently operate eleven branches in the market. We own four of the facilities and lease the remainder. Most of the leases expire between 2012 and 2022 and include one or more renewal options of 5 years. One lease expires in 2028. All the leases are classified as operating leases. We believe all our properties are in good condition.

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

On June 6, 2011, the Bank filed a Motion to Dismiss the Complaint. On July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of it's criminal case against two of the individual defendants. The stay was granted on August 4, 2011. On October 31, 2011, the court granted the Bank's motion to dismiss the plaintiffs claims that the Bank violated RICO and that the Bank breached its fiduciary duties to the plaintiffs. The court granted the plaintiffs leave to amend the dismissed claims. However, the court denied the Bank's motion to dismiss the claims that the Bank conspired with others to violate RICO, breached its agreements with the plaintiffs and that the Bank was negligent in performing its duties as custodian of the IRAs that held the Distinctive Notes. As a result of the stay, all discovery in the case may be put on hold for the duration of the criminal proceedings; however, further procedural actions may continue to be ruled upon by the court. On January 2, 2012, the plaintiffs filed their second amended complaint which reasserts the claim that the Bank violated RICO, however the claim of breach of fiduciary duty was not reasserted. Criminal proceedings in the case began on March 19, 2012. After a four week trial, the jury found Sigillito guilty of 20 counts of wire fraud, mail fraud, and conspiracy and money laundering. Following the verdict, the Judge lifted the stay and has scheduled a Rule 16 conference in the civil case for May 31, 2012. The Court is expected to set the case for trial at the Rule 16 conference.

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

On June 16, 2011, the Bank filed a motion to compel arbitration and stay proceedings in the Circuit Court. On July 11, 2011, the U.S. Attorney's Office moved to intervene in this case as well for purposes of seeking a stay of certain discovery pending completion of the above described criminal proceedings. The Court never formally issued a stay order; however, the conclusion of the criminal trial on April 13, 2012, renders the U.S. Attorney's motion moot. The Court has granted the Bank's motion to compel arbitration and stay proceedings and has scheduled a Case Management Conference for May 10, 2012.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company is unable to estimate a reasonably possible loss for the case because the proceeding is in an early stage and there are significant factual issues to be determined and resolved. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC”. Below are the dividends declared by quarter along with what the Company believes are the high and low sales prices for the common stock. There may have been other transactions at prices not known to the Company. As of April 13, 2012, the Company had 539 common stock shareholders of record and a market price of $11.51 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2011				2010
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$14.80	$13.59	$13.53	$14.07	$10.46	$9.30	$9.64	$11.06
High	16.45	15.25	15.00	14.10	10.98	10.97	11.88	12.28
Low	12.51	12.21	12.34	10.52	8.62	7.95	8.86	7.51
Cash dividends paid on common shares	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2011, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the Company's shareholders	798,984	$16.13	656,863
Equity compensation plans not approved by the Company's shareholders	—	—	—
Total	798,984 (1)	$16.13	656,863 (2)

(1) Includes the following:

•	16,590 shares of common stock to be issued upon exercise of outstanding stock options under the 1996 Stock Incentive Plan (Plan III);

•	86,200 shares of common stock to be issued upon exercise of outstanding stock options under the 1999 Stock Incentive Plan (Plan IV);

•	185,968 shares of common stock to be issued upon exercise of outstanding stock options under the 2002 Stock Incentive Plan (Plan V);

•	507,726 shares of common stock used as the base for grants of stock settled stock appreciation rights under the 2002 Stock Incentive Plan (Plan V);

•	2,500 shares of common stock to be issued upon exercise of outstanding stock options under the 1998 Nonqualified Plan.

(2) Includes the following:

•	637,241 shares of common stock available for issuance under the 2002 Stock Incentive Plan (Plan V);

•	19,622 shares of common stock available for issuance under the Non-management Director Stock Plan.

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Holders of our Series A Preferred Stock originally issued to the U.S. Treasury on December 19, 2008, are entitled to cumulative dividends of 5% per annum. Dividends on the Series A Preferred Stock are currently payable at the rate of $1.8 million per annum. Dividends on the Series A Preferred Stock are prior to and in preference to any dividends payable on our common stock. Pursuant to the terms of the purchase agreement with the U.S. Treasury under the Capital Purchase Program, we may not pay dividends on our common stock unless we have fully paid all required dividends on the Series A Preferred Stock. The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock. In addition, the Company currently plans to retain most of its earnings to strengthen its capital position and support modest balance sheet growth.

Use of Proceeds
On May 24, 2011, we issued 2,743,900 shares, or $35.0 million in common stock through a public offering. The shares in the offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission as part of the Company's effective registration statement. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $32.6 million. At June 30, 2011, approximately $20.0 million of the offering proceeds were injected into the Bank to support expected growth. The remainder will be used for general corporate purposes.

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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2006 through December 31, 2011. The graph compares the Company's common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2006 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2006	2007	2008	2009	2010	2011
Enterprise Financial Services Corp	100.00	73.71	47.74	24.71	34.27	49.26
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

*Source: SNL Financial L.C.  Used with permission.  All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2011. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
		As Restated(1)
(in thousands, except per share data)	2011	2010	2009	2008	2007
EARNINGS SUMMARY:
Interest income	$142,840	$116,394	$118,486	$127,021	$130,249
Interest expense	30,155	32,411	48,845	60,338	69,242
Net interest income	112,685	83,983	69,641	66,683	61,007
Provision for loan losses	16,103	33,735	40,412	26,510	5,120
Noninterest income	18,508	18,360	19,877	20,341	12,852
Noninterest expense	77,718	62,212	98,427	48,776	44,695
Income (loss) from continuing operations	37,372	6,396	(49,321)	11,738	24,044
Income tax expense (benefit) from continuing operations	11,949	823	(2,650)	3,672	8,098
Net income (loss) from continuing operations	25,423	5,573	(46,671)	8,066	15,946
Net income (loss)	$25,423	$5,573	$(47,955)	$1,848	$17,255

PER SHARE DATA:
Basic earnings (loss) per common share:
From continuing operations	$1.37	$0.21	$(3.82)	$0.63	$1.30
Total	1.37	0.21	(3.92)	0.14	1.41
Diluted earnings (loss) per common share:
From continuing operations	1.34	0.21	(3.82)	0.63	1.27
Total	1.34	0.21	(3.92)	0.14	1.37
Cash dividends paid on common shares	0.21	0.21	0.21	0.21	0.21
Book value per common share	11.61	9.89	10.25	14.33	13.91
Tangible book value per common share	9.38	9.67	9.97	10.27	8.81

BALANCE SHEET DATA:
Ending balances:
Portfolio loans not covered under FDIC loss share	1,897,074	1,766,351	1,818,481	2,201,457	1,784,278
Portfolio loans covered under FDIC loss share at fair value	300,610	121,570	13,644	—	—
Allowance for loan losses	39,624	42,759	42,995	33,808	22,585
Goodwill	30,334	2,064	2,064	48,512	57,177
Intangibles, net	9,285	1,223	1,643	3,504	6,053
Assets	3,377,779	2,800,199	2,365,655	2,493,767	2,141,329
Deposits	2,791,353	2,297,721	1,941,416	1,792,784	1,585,013
Subordinated debentures	85,081	85,081	85,081	85,081	56,807
Borrowings	256,545	226,633	167,438	392,926	312,427
Shareholders' equity	239,565	179,801	163,912	214,572	172,515
Average balances:
Loans not covered under FDIC loss share	1,819,536	1,782,023	2,097,028	2,001,073	1,599,596
Loans covered under FDIC loss share	232,363	71,152	1,244	—	—
Earning assets	2,766,240	2,260,858	2,334,697	2,125,581	1,723,214
Assets	3,096,147	2,454,023	2,462,237	2,298,882	1,856,466
Interest-bearing liabilities	2,377,044	1,957,390	2,025,339	1,883,904	1,469,258
Shareholders' equity	213,650	178,631	177,374	182,175	160,783

	Years ended December 31,
		As Restated(1)
(in thousands, except per share data)	2011	2010	2009	2008	2007
SELECTED RATIOS:
Return on average common equity	12.67%	2.12%	(34.51)%	0.98%	10.73%
Return on average assets	0.74	0.13	(2.05)	0.08	0.93
Efficiency ratio	59.24	60.79	109.95	56.05	60.51
Average common equity to average assets	5.84	5.97	5.92	7.89	8.65
Yield on average interest-earning assets	5.21	5.19	5.15	6.04	7.63
Cost of interest-bearing liabilities	1.27	1.66	2.41	3.20	4.71
Net interest rate spread	3.94	3.53	2.74	2.84	2.92
Net interest rate margin	4.12	3.76	3.06	3.20	3.61
Nonperforming loans to total loans	1.89	2.46	2.10	1.61	0.71
Nonperforming assets to total assets	2.82	2.98	2.69	1.98	0.73
Net chargeoffs to average loans	0.94	1.83	1.42	0.76	0.13
Allowance for loan losses to total loans	1.80	2.26	2.35	1.54	1.27
Dividend payout ratio - basic	14.07	56.00	(5.62)	144.02	15.29
(1) See Note 24 - Restatement of Consolidated Financial Statements for more information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction

The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2011. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

Executive Summary
This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

2011 Operating Results
For 2011, we reported net income of $25.4 million compared to net income of $5.6 million in 2010. After deducting preferred stock dividends, net income available to common shareholders was $22.9 million, or $1.34 per diluted share, compared to net income available to common shareholders of $3.1 million, or $0.21 per diluted share in 2010.

Acquisitions
On January 7, 2011, the Bank acquired certain assets and assumed certain liabilities of Legacy, a full service community bank that was headquartered in Scottsdale, Arizona.  The acquisition consisted of tangible assets with fair values of approximately $128.0 million and liabilities of approximately $130.4 million.  In addition, the Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. The FDIC will reimburse the Bank for 80% of all losses on Covered Assets. In conjunction with the Legacy acquisition, the Company provided the FDIC with a Value Appreciation Instrument (“VAI”) whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

On August 12, 2011, the Bank acquired certain assets and assumed certain liabilities of FNBO, a full service community bank that was headquartered in Olathe, Kansas.  The acquisition consisted of tangible assets at fair value of approximately $481.6 million and liabilities with a fair value of approximately $516.2 million.  The FDIC will reimburse the Bank for 80% of losses up to $112.6 million, 0% of losses between $112.6 million and $148.9 million and 80% of losses in excess of $148.9 million with respect to the Covered Assets. In conjunction with the FNBO acquisition, the Company provided the FDIC with a VAI whereby 1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units were exercisable any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011. The acquisition of FNBO added approximately $1.4 million of pre-tax earnings, or $0.05 of diluted earnings per share in 2011, including $900,000 of acquisition and conversion related costs.

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

See Note 2 - Acquisitions and Note 6 - Portfolio Loans for more information.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 8, Note 20 - Segment Reporting. Unless otherwise noted, this discussion excludes discontinued operations.

Banking
For 2011, the Banking segment recorded net income of $29.1 million compared to net income of $10.4 million for 2010. Excluding the non-tax deductible goodwill impairment of $45.4 million, the Banking segment recorded net income of $2.2 million for 2009. Below is a summary of 2011:

•
Loan demand - Portfolio loans were $2.2 billion at December 31, 2011, including $300.6 million of loans covered under FDIC shared-loss agreements ("Covered loans"). Portfolio loans, excluding the Covered loans ("Non-covered loans"), increased $130.7 million, or 7%, from December 31, 2010. We expect similar Non-covered loan growth in 2012 as business activity continues to improve and additional capacity from new hires takes effect.

Excluding Covered loans, Commercial and industrial loans increased $169.3 million, or 29%, since December 31, 2010, while Construction and residential real estate loans decreased $68.6 million, or, 18%, over the same time frame.

	December 31,
(in thousands)	2011		2010
Commercial and industrial	763,202	35%	593,938	31%
Commercial real estate - Investor Owned	477,154	22%	444,724	24%
Commercial real estate - Owner Occupied	334,416	15%	331,544	18%
Construction and land development	140,147	6%	190,285	10%
Residential real estate	171,034	8%	189,484	10%
Consumer & other	11,121	1%	16,376	1%
Portfolio loans covered under FDIC loss share	300,610	13%	121,570	6%
Total loan portfolio	2,197,684	100%	1,887,921	100%

•
Deposit growth – Total deposits at December 31, 2011 were $2.8 billion, an increase of $493.6 million, or 21%, over December 31, 2010. Excluding brokered certificates of deposit, “core” deposits increased $523.0 million, or 24%, to $2.7 billion from December 31, 2010. Noninterest-bearing demand deposits increased $219.4 million, or 60%, in 2011 and represented 21% of total deposits at December 31, 2011, up from 16% at December 31, 2010. Management believes a portion of the growth in noninterest-bearing demand deposits is the result of the FDIC deposit guarantee and relatively low rates on non-guaranteed accounts. The Company has maintained a favorable deposit mix, with core deposits representing 96% of total deposits at December 31, 2011, compared to 93% in the prior year.

The FNB acquisition added $423.1 million in deposits in the third quarter of 2011. These deposits included $66.9 million in noninterest-bearing demand deposits, $123.6 million in money market and other interest-bearing transaction accounts, and $232.6 million in certificates of deposit.

•
Asset quality – Nonperforming loans were $41.6 million, or 1.89%, of portfolio loans at December 31, 2011. The allowance for loan losses was $39.6 million, or 1.80%, of portfolio loans versus $42.8 million, or 2.26% of portfolio loans, at the end of 2010. In 2011, net charge-offs were $19.2 million, or 0.94% of average loans compared to $34.0 million of net charge-offs, or 1.83% of average loans in 2010.

Provision for loan losses not covered under FDIC loss share was $13.3 million for 2011 compared to $33.7 million for 2010. The decrease in provision was primarily due to fewer loan risk rating downgrades. Excluding the Covered loans, the Company's watch list credits as a percentage of total loans declined almost a full percentage point in 2011. The Company continues to monitor loan portfolio risk closely. See Provision for Loan Losses and Nonperforming Assets below for more information. The Company recorded $2.8 million in provision for loan losses covered under FDIC loss share agreements in 2011. This impact was partially offset through noninterest income by an increase in the FDIC loss share receivable.

•
Net Interest Rate Margin – Our fully tax-equivalent net interest rate margin was 4.12% for 2011 versus 3.76% for 2010. The net interest margin was favorably impacted by lower deposit costs, and the net interest income generated by the loans acquired in the FDIC-assisted acquisitions in 2010 and 2011. For 2011, the net interest rate margin, less the FDIC loss share loans, related nonearning assets and acquired deposits, was 3.42% compared to 3.53% for 2010.

We expect our 2012 net interest margin will be 4% or more based on a better earning asset mix, the full year impact of the FNBO acquisition and continued discipline on funding costs. We expect continued volatility in the yield on Covered loans, especially due to unanticipated prepayment activity.  In 2011, there was approximately $14.3 million of accelerated discount recognized in interest income on Covered loans due primarily to prepayments.  After recognizing any related offsets to the indemnification asset through noninterest income, pre-tax earnings were positively impacted by $6.8 million in 2011.  In addition, the quarterly re-measurement of cash flows from Covered loans can impact the prospective yield on Covered loans and adjustments to the indemnification asset.

•
Noninterest expenses and efficiency ratio – Noninterest expense increased $15.5 million, or 25%, in 2011. The increase over the prior year period was primarily due to increases in salaries and benefits, occupancy, data processing and other operating expenses related to the 2011 acquisitions. The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2011 was 59.2% compared to 60.8% for 2010.

Wealth Management
The Wealth Management segment is comprised of Enterprise Trust and our state tax credit brokerage activities. Wealth Management is a strategic line of business consistent with our Company mission of “guiding our clients to a lifetime of financial success.” It is a driver of fee income and is intended to help us diversify our dependency on bank spread income.

For 2011, the Wealth Management segment recorded net income of $1.3 million compared to a net loss of $178,000 in 2010.

•
Trust revenues - Revenues from the Trust division increased $427,000, or 7%, over 2010. The increase in Trust revenue was primarily attributable to the impact of the additional Legacy and FNBO trust business. Trust assets under administration were $1.6 billion at December 31, 2011 compared to $1.5 billion at December 31, 2010, a 7% increase over one year ago.

•
State tax credit brokerage activities - In 2011, revenue from state tax credit brokerage activities were $3.6 million, a $1.4 million, or 62% increase over 2010. The increase is primarily due to a $1.7 million increase from the sale of state tax credits.

RESULTS OF CONTINUING OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2011 vs. 2010
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

Net interest income (on a tax-equivalent basis) increased $29.0 million, or 34%, from $85.0 million for 2010 to $114.0 million for 2011. Total interest income increased $26.7 million while total interest expense decreased $2.3 million.

Average interest-earning assets were $2.8 billion in 2011, an increase of $505.4 million, or 22%, from 2010. Loans accounted for the majority of the growth, increasing by $198.7 million, or 11%, to $2.1 billion. Securities and short-term investments increased $306.7 million, or 75% to $714.3 million from 2010. Interest income increased $30.9 million due to volume and decreased by $4.2 million due to the impact of rates, for a net increase of $26.7 million versus 2010.

Average interest-bearing liabilities increased $419.7 million, or 21%, to $2.4 billion compared to $2.0 billion for 2010. The increase in interest-bearing liabilities primarily resulted from a $397.8 million increase in interest-bearing deposits. For 2011, interest expense on interest-bearing liabilities increased $4.3 million due to volume while the impact of declining rates decreased interest expense on interest-bearing liabilities by $6.5 million, for a net decrease of $2.3 million versus 2010. See “Liquidity and Capital Resources” for more information.

For the year ended December 31, 2011, the tax-equivalent net interest rate margin was 4.12% compared to 3.76% for 2010. The net interest margin was favorably impacted by lower deposit costs and the net interest income generated by the loans acquired in the Legacy and FNBO acquisitions. For 2011, the net interest rate margin, less the FDIC loss share loans, related nonearning assets and acquired deposits, was 3.42% compared to 3.53% for 2010.

Comparison of 2010 vs. 2009
Net interest income (on a tax-equivalent basis) increased $13.6 million, or 19%, from $71.4 million for 2009 to $85.0 million for 2010. Total interest income decreased $2.8 million while total interest expense decreased $16.4 million.

Average interest-earning assets were $2.3 billion in 2010, a decrease of $73.8 million, or 3%, from 2009. Loans accounted for the majority of the reduction, decreasing by $245.1 million, or 12%, to $1.9 billion. The decrease in loans was partially offset by an increase in securities and short-term investments of $171.3 million, or 72% to $407.7 million. Interest income decreased $4.4 million due to volume declines and increased by $1.6 million due to the impact of rates, for a net decrease of $2.8 million versus 2009.

Average interest-bearing liabilities decreased $67.9 million, or 3%, to $2.0 billion compared to $2.0 billion for 2009. The decrease in interest-bearing liabilities resulted from a $199.3 million decrease in borrowed funds. The decrease in borrowed funds was partially offset by a $131.3 million increase in interest-bearing deposits. For 2010, interest expense on interest-bearing liabilities decreased $4.8 million due to volume while the impact of declining rates decreased interest expense on interest-bearing liabilities by $11.6 million, for a net decrease of $16.4 million versus 2009. See “Liquidity and Capital Resources” for more information.

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

	For the years ended December 31,
	2011			2010			2009
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,786,601	$95,520	5.35%	$1,751,459	$95,798	5.47%	$2,043,202	$109,413	5.35%
Tax-exempt loans (2)	32,935	2,542	7.72	30,564	2,621	8.58	53,826	4,868	9.04
Covered loans (3)	232,363	32,926	14.17	71,152	10,924	15.35	1,244	38	3.05
Total loans	2,051,899	130,988	6.38	1,853,175	109,343	5.90	2,098,272	114,319	5.45
Taxable investments in debt and equity securities	473,620	11,510	2.43	276,493	7,458	2.70	172,815	5,778	3.34
Non-taxable investments in debt and equity securities (2)	22,434	1,086	4.84	5,132	245	4.77	634	37	5.84
Short-term investments	218,287	562	0.26	126,058	380	0.30	62,976	136	0.22
Total securities and short-term investments	714,341	13,158	1.84	407,683	8,083	1.98	236,425	5,951	2.52
Total interest-earning assets	2,766,240	144,146	5.21	2,260,858	117,426	5.19	2,334,697	120,270	5.15
Noninterest-earning assets:
Cash and due from banks	15,801			11,800			23,959
Other assets	357,993			227,038			146,674
Allowance for loan losses	(43,887)			(45,673)			(43,093)
Total assets	$3,096,147			$2,454,023			$2,462,237

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$212,257	$811	0.38%	$190,275	$847	0.45%	$122,563	$662	0.54%
Money market accounts	997,415	7,987	0.80	701,360	6,245	0.89	636,350	6,079	0.96
Savings	27,106	112	0.41	10,022	35	0.35	9,147	35	0.38
Certificates of deposit	847,057	12,748	1.50	784,369	15,740	2.01	786,631	23,427	2.98
Total interest-bearing deposits	2,083,835	21,658	1.04	1,686,026	22,867	1.36	1,554,691	30,203	1.94
Subordinated debentures	85,081	4,515	5.31	85,081	4,954	5.82	85,081	5,171	6.08
Borrowed funds	208,128	3,982	1.91	186,283	4,590	2.46	385,567	13,471	3.49
Total interest-bearing liabilities	2,377,044	30,155	1.27	1,957,390	32,411	1.66	2,025,339	48,845	2.41
Noninterest bearing liabilities:
Demand deposits	494,609			305,887			250,435
Other liabilities	10,844			12,115			9,089
Total liabilities	2,882,497			2,275,392			2,284,863
Shareholders' equity	213,650			178,631			177,374
Total liabilities & shareholders' equity	$3,096,147			$2,454,023			$2,462,237
Net interest income		$113,991			$85,015			$71,425
Net interest spread			3.94%			3.53%			2.74%
Net interest rate margin (4)			4.12			3.76			3.06

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,029,000, $1,440,000 and $1,626,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $1,306,000, $1,032,000, and $1,784,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$1,902	$(2,180)	$(278)	$(15,915)	$2,300	$(13,615)
Nontaxable loans (3)	194	(273)	(79)	(2,007)	(240)	(2,247)
Covered loans	22,907	(905)	22,002	10,149	737	10,886
Taxable investments in debt and equity securities	4,855	(803)	4,052	2,960	(1,280)	1,680
Nontaxable investments in debt and equity securities (3)	838	3	841	216	(8)	208
Short-term investments	244	(62)	182	175	69	244
Total interest-earning assets	$30,940	$(4,220)	$26,720	$(4,422)	$1,578	$(2,844)

Interest paid on:
Interest-bearing transaction accounts	$92	$(128)	$(36)	$317	$(132)	$185
Money market accounts	2,422	(680)	1,742	596	(430)	166
Savings	70	7	77	3	(3)	—
Certificates of deposit	1,182	(4,174)	(2,992)	(67)	(7,620)	(7,687)
Subordinated debentures	—	(439)	(439)	—	(217)	(217)
Borrowed funds	497	(1,105)	(608)	(5,656)	(3,225)	(8,881)
Total interest-bearing liabilities	4,263	(6,519)	(2,256)	(4,807)	(11,627)	(16,434)
Net interest income	$26,677	$2,299	$28,976	$385	$13,205	$13,590

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.
The provision for loan losses not covered under FDIC loss share was $13.3 million for 2011 compared to $33.7 million for 2010 and $40.4 million for 2009. The decline in the provision for loan losses since 2011 is due to lower levels of adverse risk rating changes and trends in nonperforming loans.

For Covered loans, the Company re-measures contractual and expected cashflows on a quarterly basis. When the re-measurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, the FDIC loss share receivable is increased to reflect anticipated future cash to be received from the FDIC. The amount of the increase is determined based on the specific loss share agreement, but is generally 80% of the losses. In the third quarter of 2011, an impairment of $2.7 million was recorded in the provision for loan losses covered under FDIC loss share for certain loan pools covered under loss share which was partially offset through noninterest income by an increase in the FDIC loss share receivable. In the fourth quarter of

2011, this impairment reversed, but was offset by impairment on other loan pools covered under loss share. The FDIC loss share receivable was adjusted accordingly.

See the sections below captioned “Loans” And “Allowance for Loan Losses” for more information on our loan portfolio and asset quality.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
(in thousands)	2011	2010	2009	Change 2011 over 2010	Change 2010 over 2009
Wealth Management revenue	$6,841	$6,414	$4,524	$427	$1,890
Service charges on deposit accounts	5,091	4,739	5,012	352	(273)
Other service charges and fee income	1,679	1,128	963	551	165
Sale of other real estate	862	79	(436)	783	515
State tax credit activity, net	3,645	2,250	1,035	1,395	1,215
Sale of securities	1,450	1,987	955	(537)	1,032
Change in FDIC loss share receivable	(3,494)	99	—	(3,593)	99
Extinguishment of debt	—	—	7,388	—	(7,388)
Miscellaneous income	2,434	1,664	436	770	1,228
Total noninterest income	$18,508	$18,360	$19,877	$148	$(1,517)

Comparison 2011 vs. 2010
Noninterest income increased $148,000, or 1% in 2011 compared to 2010. Our ratio of noninterest income to total revenue for 2011 was 14%, compared to 18% in 2010.

Wealth Management revenue from the Trust division increased $427,000, or 7%. The increase in Trust revenue was primarily attributable to the impact of the additional Legacy and FNBO trust business. Assets under administration were $1.6 billion at December 31, 2011, a $104.0 million, or 7% increase from one year ago.

In 2011, we sold $44.6 million of other real estate at a gain of $862,000. In 2010, we sold $26.0 million of other real estate at a gain of $79,000.

Gains from state tax credit brokerage activities were $3.6 million in 2011, compared to $2.3 million in 2010, an increase of $1.4 million. The increase is due to a $1.7 million increase from the sale of state tax credits to clients, and a $905,000 increase in the fair value adjustment on the related interest rate caps used to economically hedge the tax credits partially offset by a $1.2 million negative fair value adjustment on the tax credit assets.

In 2011, the Company purchased approximately $431.4 million in securities primarily in U.S. Government sponsored enterprises and Residential mortgage-backed securities and sold approximately $84.5 million of securities realizing a gain of $1.5 million on these sales.

The decrease in income related to the FDIC loss share receivable was primarily due to loan pay offs in which the losses on the loans were less than expected along with lower loss expectations on certain loan pools. To correlate with the new projected loss amounts, the FDIC loss share receivable must be reduced. In 2012, absent any changes based on the results of the quarterly re-measurement process, the Company anticipates continued lower losses in certain loan pools. These lower loss expectations will reduce the accretion on the FDIC loss share receivable and may result in negative accretion.

The increase in Miscellaneous income was primarily due to $313,000 in fee income earned related to the allocation of New Market Tax Credits to developers and projects along with distributions from private equity fund investments.

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

In 2010, the Company elected to reposition a portion of the investment portfolio and sold approximately $127.0 million of securities realizing a gain of $2.0 million on these sales. With the proceeds from securities sales and maturities and excess cash, we purchased approximately $323.8 million in mortgage backed securities, including collateralized mortgage obligations, government sponsored agency debentures, and federally tax free municipal securities.

The increase in Miscellaneous income was primarily due to $776,000 of income on bank-owned life insurance policies, and $524,000 related to two interest rate swaps terminated by the Company in 2009.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense.

	Years ended December 31,
(in thousands)	2011	2010	2009	Change 2011 over 2010	Change 2010 over 2009
Employee compensation and benefits	36,839	28,316	25,969	8,523	2,347
Occupancy	5,001	4,297	4,709	704	(412)
Furniture and equipment	1,601	1,393	1,425	208	(32)
Data processing	3,159	2,234	2,147	925	87
Communications	636	554	556	82	(2)
Director related expense	599	607	459	(8)	148
Meals and entertainment	1,747	1,258	1,037	489	221
Marketing and public relations	1,063	902	504	161	398
FDIC and other insurance	4,119	4,402	4,204	(283)	198
Amortization of intangibles	999	420	482	579	(62)
Goodwill impairment charges	—	—	45,377	—	(45,377)
Postage, courier, and armored car	909	769	772	140	(3)
Professional, legal, and consulting	3,138	1,736	2,278	1,402	(542)
Loan, legal and other real estate expense	10,703	9,941	4,788	762	5,153
Other taxes	675	635	566	40	69
Other	6,530	4,748	3,154	1,782	1,594
Total noninterest expense	$77,718	$62,212	$98,427	$15,506	$(36,215)

Comparison 2011 vs. 2010
Noninterest expense increased $15.5 million, or 25%, in 2011. The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2011 was 59.2% compared to 60.8% for 2010.

Employee compensation and benefits. Employee compensation and benefits increased $8.5 million, or 30%, over 2010. Employee compensation and benefits increased primarily due to staff additions to support our Kansas and Arizona acquisition activity and higher variable compensation accruals.

All other expense categories. All other expense categories increased $7.0 million, or 21%, over 2010. With the exception of professional, legal and consulting and loan, legal and other real estate expenses, most categories of expenses were relatively flat year over year.

Occupancy expense and data processing increases were due to the addition of new branches as part of our acquisition activity in 2011.

Professional, legal and consulting increased $1.4 million due to litigation defense costs, fees related to the FNBO acquisition, and various consulting expenses related to new business activities and regulatory compliance. Loan, legal and other real estate expenses increased $762,000 due to increased levels of other real estate properties. Other real estate expenses for items such as utilities, legal fees and insurance increased $1.8 million over 2010. These expenses were partially offset by a $930,000 decrease in expenses related to writedowns on other real estate.

In 2012, the Company expects noninterest expenses to average $20 to $22 million per quarter as loan collection expenses on Covered assets remain elevated and the full year impact of compensation expense for the FNBO acquisition and expenses for other new initiatives are realized.

Comparison 2010 vs. 2009
Noninterest expense decreased $36.2 million, or 37%, in 2010. The decrease was primarily due to a $45.4 million goodwill impairment charge associated with the banking segment in 2009. Excluding the goodwill impairment charge, noninterest expenses increased $9.2 million, or 17%. The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2010 was 60.8%. Excluding the goodwill impairment charge, the efficiency ratio was 59.3% in 2009.

Employee compensation and benefits. Employee compensation and benefits increased $2.3 million, or 9%, over 2009. Employee compensation and benefits increased primarily due to the recruitment of several prominent St. Louis bankers, higher variable compensation accruals, and staff additions to support our Arizona acquisition activity.

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

In 2010, we elected to record Wealth Management revenue on a gross basis resulting in a $971,000 increase in Other expenses offset by a related $971,000 increase in Wealth Management revenue. Other expenses also include a $250,000 accrual for a potential loss on a depository account.

Discontinued Operations
On January 20, 2010, we sold Millennium Brokerage Group, LLC, a wholly owned life insurance subsidiary, to an investor group led mostly by former managers of Millennium for $4.0 million in cash, resulting in a $1.6 million pre-tax loss recognized in 2009. As a result of the sale, we have reclassified the results of Millennium for 2009 and prior periods to discontinued operations. The amount of the loss on the sale is primarily due to the write-off of the remaining goodwill associated with the Millennium reporting unit.

For 2009, net loss from discontinued operations was $1.3 million, compared to a net loss of $6.2 million from discontinued operations in 2008. The 2008 loss includes $9.2 million of pre-tax goodwill impairment charges and lower levels of paid premium sales and lower sales margins which significantly reduced Millennium's operating results.

Income Taxes
In 2011, the Company recorded income tax expense of $11.9 million on pre-tax income of $37.4 million, resulting in an effective tax rate of 32.0%. The following items were included in Income tax expense (benefit) and impacted the 2011 effective tax rate:

•	the expiration of the statute of limitations for the 2007 tax year warranted the release of $306,000 of reserves related to certain state tax positions;

•	recognition of federal tax benefits of $729,000 related to low income housing tax credits from limited partnership interests.

In 2010, the Company recorded income tax expense of $0.8 million on pre-tax income of $6.4 million, resulting in an effective tax rate of 12.9%. The following items were included in Income tax expense (benefit) and impacted the 2010 effective tax rate:

•	the expiration of the statute of limitations for the 2006 tax year warranted the release of $341,000 of reserves related to certain state tax positions;

•	recognition of federal tax benefits of $729,000 related to low income housing tax credits from limited partnership interests.

FINANCIAL CONDITION

Comparison for December 31, 2011 and 2010
Total assets at December 31, 2011 were $3.4 billion compared to $2.8 billion at December 31, 2010, an increase of $577.6 million, or 21%. Acquisitions and organic growth drove the increase which included a $309.8 million increase in portfolio loans, a $231.6 million increase in securities available for sale, and a $96.8 million increase in the FDIC loss share receivable.

At December 31, 2011, portfolio loans totaled $2.2 billion, an increase of $309.8 million, or 16% from December 31, 2010. For the year, the Covered loans increased $179.0 million to $300.6 million, while Non-covered loans increased by $130.7 million, or 7% .

Strong core deposit growth in 2011, led to significant increases in cash. A portion of the cash was used to increase the available for sale securities portfolio. Securities available for sale were $593.2 million at December 31, 2011 compared to $361.5 million at December 31, 2010. In 2011, securities purchases included government sponsored agency debentures, mortgage backed securities, including collateralized mortgage obligations, and federally tax free municipal securities.

At December 31, 2011, the FDIC loss share receivable included $12.5 million due from the FDIC pursuant to the First Amendment to Purchase and Assumption Agreement with the FDIC as Receiver for FNBO. For more information, see the Form 8-K filed with the SEC on March 22, 2012.

At December 31, 2011, Other assets included $21.5 million of bank-owned life insurance and $5.5 million of prepaid FDIC insurance.

At December 31, 2011, deposits were $2.8 billion, an increase of $493.6 million, or 21%, from $2.3 billion at December 31, 2010. The FNB acquisition added $423.1 million in deposits in the third quarter of 2011. These deposits included $66.9 million in noninterest-bearing demand deposits, $123.6 million in money market and other interest-bearing transaction accounts, and $232.6 million in certificates of deposit.

Other borrowings at December 31, 2011 and 2010 represent customer repurchase agreements.

On May 24, 2011, the Company issued 2,743,900 shares, or $35.0 million in common stock through a public offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $32.6 million.

On January 25, 2010, the Company completed the sale of 1,931,610 shares, or $15.0 million of its common stock in a private placement offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $14.9 million.

Loans
Non-covered portfolio loans less unearned loan fees, increased $130.7 million, or 7%, during 2011. Non-covered Commercial & Industrial loans increased $169.3 million, or 28%, during the year and represent 40% of the loan portfolio at December 31, 2011. The Company's lending strategy emphasizes commercial, residential real estate, and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis, Kansas City and Phoenix metropolitan markets. Consumer lending, including residential real estate, is minimal. Payoffs and paydowns, along with net charge-offs contributed to the decline in loan balances.

A common underwriting policy is employed throughout the Company. Lending to small and medium sized businesses is riskier from a credit perspective than lending to larger companies, but the risk is appropriately considered with higher loan pricing and ancillary income from cash management activities. As additional risk mitigation, the Company will generally hold only $12.0 million or less of aggregate credit exposure (both direct and indirect) with one borrower, in spite of a legal lending limit of over $68 million. There are seven borrowing relationships where we have committed more than $10.0 million with the largest being a $15.0 million line of credit with minimal usage. For the $1.9 billion loan portfolio, the Company's average loan relationship size was just under $1.0 million, and the average note size is approximately $500,000.

The Company also buys and sells loan participations with other banks to help manage its credit concentration risk. At December 31, 2011, the Company had purchased loan participations of $305.8 million ($166.5 million outstanding) and had sold loan participations of $398.7 million ($310.5 million outstanding). Approximately 71 borrowers make up the participations purchased, with an average outstanding loan balance of $1.6 million. Seventeen relationships, or $62.0 million of the $166.5 million in participations purchased, met the definition of a “Shared National Credit”; however, only two of the relationships, or $12.0 million, were considered out of our market.

The following table sets forth the composition of the Company's loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated.

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Commercial and industrial	$763,202	$593,938	$553,988	$675,216	$549,479
Real Estate:
Commercial	811,570	776,268	817,332	887,963	720,072
Construction and land development	140,147	190,285	221,397	378,092	301,710
Residential	171,034	189,484	209,743	235,019	175,258
Consumer and other	11,121	16,376	16,021	25,167	37,759
Total Portfolio loans not covered under FDIC loss share	1,897,074	1,766,351	1,818,481	2,201,457	1,784,278
Portfolio loans covered under FDIC loss share	300,610	121,570	13,644	—	—
Total Loans	$2,197,684	$1,887,921	$1,832,125	$2,201,457	$1,784,278

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Commercial and industrial	40.2%	33.6%	30.5%	30.7%	30.8%
Real Estate:
Commercial	42.8%	43.9%	44.9%	40.3%	40.4%
Construction and land development	7.4%	10.8%	12.2%	17.2%	16.9%
Residential	9.0%	10.7%	11.5%	10.7%	9.8%
Consumer and other	0.6%	1.0%	0.9%	1.1%	2.1%
Total Portfolio loans not covered under FDIC loss share	100.0%	100.0%	100.0%	100.0%	100.0%

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

Approximately $305.5 million, or 38%, of the Non-covered commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our St. Louis and Kansas City markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by raw ground or real estate under development for eventual sale. Approximately $42.5 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the officer and a centralized independent loan disbursement function is employed. Given the weak demand and stress in both the residential and commercial real estate markets, the Company reduced the level of these loan types in 2011.

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

Following is a further breakdown of our loan categories using Call report codes at December 31, 2011 and 2010:

	% of portfolio
	2011			2010
	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total	Total
Real Estate:
Construction & Land Development	7%	22%	9%	12%

Commercial Owner Occupied
Commercial & Industrial	16%	18%	16%	17%
Other	2%	3%	2%	2%
Total	18%	21%	18%	19%

Commercial Investor Owned
Retail	8%	13%	9%	8%
Commercial Office	7%	7%	7%	7%
Multi-Family Housing	3%	2%	3%	3%
Churches/ Schools/ Nursing Homes/ Other	3%	—%	3%	3%
Industrial/ Warehouse	4%	3%	4%	4%
Total	25%	25%	26%	25%

Residential:
Owner Occupied	6%	15%	7%	7%
Investor Owned	3%	4%	3%	4%
Total	9%	19%	10%	11%

Total Real Estate	59%	87%	63%	67%

Non Real Estate
Commercial & Industrial	40%	12%	36%	32%
Consumer & Other	1%	1%	1%	1%
Total Non Real Estate	41%	13%	37%	33%
Total	100%	100%	100%	100%

The following descriptions focus on the Non-covered portion of the loan portfolio.

The Non-covered Construction and Land Development category represents $140.1 million, or 7%, of the total loan portfolio. Within that category, there was $10.0 million of loans secured by raw ground, $66.6 million of commercial construction, and $63.5 million of residential construction. Of the $140.1 million in loans in the Non-covered Construction and Land Development category, approximately $49 million was included on the Watch List.

The Non-covered Commercial construction component of the portfolio consisted of approximately 49 loan relationships with an average outstanding loan balance of $1.1 million. The largest loans were a $9.1 million line of credit secured by commercially zoned land in St. Louis, and a $4.5 million fixed line secured by commercially zoned land in Kansas City.

The Non-covered Residential construction component of the portfolio consists of single family housing development properties primarily in our St. Louis and Kansas City markets. There were approximately 87 loan relationships in this category with an average outstanding loan balance of $435,000. The largest loan was a $2.9 million residential development in the Kansas City market.

The largest segments of the non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans. At December 31, 2011, the Company had $147.0 million of Non-covered non-owner occupied permanent loans secured by retail properties. There were approximately 62 loan relationships in this category with an average outstanding loan balance of $1.5 million. The largest loans outstanding at year end were an $7.8 million loan secured by various retail properties in Kansas City, a $6.8 million loan secured by a hotel in Arizona, and a $6.4 million loan secured by a retail shopping center in Kansas City.

At December 31, 2011, the Company $134.7 million of Non-covered non-owner occupied permanent loans secured by commercial office properties. There were approximately 71 loan relationships with an average outstanding loan balance of $1.5 million. The largest loans outstanding at year end were an $8.6 million loan secured by a single tenant office building in Kansas City, a $7.9 million loan secured by a medical office building in the St. Louis region and a $5.9 million loan secured by a multi-tenant office property in Kansas City.

Vacancy rates for commercial office space in the St. Louis and Kansas City markets totaled 17.3% and 16.3%, respectively at year end, as compared to the national commercial office vacancy rate of 17.3%.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2011 mature or reprice as follows:

	Loans Maturing or Repricing
(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total
Fixed Rate Loans (1) (2)
Commercial and industrial	$94,696	$156,331	$31,980	$283,007
Real estate:
Commercial	187,761	396,882	46,390	631,033
Construction and land development	57,882	19,530	2,498	79,910
Residential	42,587	70,243	1,657	114,487
Consumer and other	3,362	2,136	—	5,498
Portfolio loans covered under FDIC loss share	68,076	80,767	11,587	160,430
Total	$454,364	$725,889	$94,112	$1,274,365
Variable Rate Loans (1)
Commercial and industrial	$310,157	$142,079	$27,959	$480,195
Real estate:
Commercial	66,414	98,938	15,185	180,537
Construction and land development	48,142	9,888	2,207	60,237
Residential	20,255	11,085	25,207	56,547
Consumer and other	5,397	226	—	5,623
Portfolio loans covered under FDIC loss share	53,508	39,965	46,707	140,180
Total	$503,873	$302,181	$117,265	$923,319
Loans (1) (2)
Commercial and industrial	$404,853	$298,410	$59,939	$763,202
Real estate:
Commercial	254,175	495,820	61,575	811,570
Construction and land development	106,024	29,418	4,705	140,147
Residential	62,842	81,328	26,864	171,034
Consumer and other	8,759	2,362	—	11,121
Portfolio loans covered under FDIC loss share	121,584	120,732	58,294	300,610
Total	$958,237	$1,028,070	$211,377	$2,197,684
(1) Loan balances include unearned loan (fees) costs, net.
(2) Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 58% of the loan portfolio at December 31, 2011 and 61% at December 31, 2010. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank's “prime rate” has been 4.00% since late 2008 when the Federal Reserve lowered the targeted Fed Funds rate to 0.25%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which has been 3.25% since late 2008. Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See “Interest Rate Risk” section.

Of the $254.2 million of commercial real estate loans maturing in one year or less, $154.6 million, or 61%, represents loans secured by non-owner occupied commercial properties.

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

The allowance for loan losses represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Various quantitative and qualitative factors are analyzed and provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income. The evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors that could affect probable credit losses. Assessing these numerous factors involves significant judgment and could be significantly impacted by changes in economic conditions. Management considers the allowance for loan losses a critical accounting policy. See “Critical Accounting Policies” for more information.

In determining the allowance and the related provision for loan losses, three principal elements are considered:

1)	specific allocations based upon probable losses identified during a quarterly review of the loan portfolio,

2)	allocations based principally on the Company's risk rating formulas, and

3)	a qualitative adjustment based on subjective factors.

The first element reflects management's estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, if they are collateral dependent for collection. Otherwise, discounted cash flows are estimated and used to assign loss. At December 31, 2011 the allocated allowance for loan losses on individually impaired loans was $10.7 million, or 26% of the total impaired loans. At December 31, 2010, the allocated allowance for loan losses on individually impaired loans was $9.1 million, or 20% of the total impaired loans.

The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is based on a loss migration analysis using the Company's loss experience and heavily weighting the most recent 12 months. The higher the rating assigned to a loan, the greater the loss allocation percentage that is applied.

The qualitative adjustment is based on management's evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the qualitative adjustment include the following:

•	general economic and business conditions affecting our markets;

•	asset quality trends (including trends in nonperforming loans expected to result from existing conditions); and

•	loan review findings.

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

For Covered loans, the Company re-measures contractual and expected cash flows on a quarterly basis. When the re-measurement process results in a decrease in expected cash flows, impairment is recorded as a provision for loan losses covered under FDIC loss share. As a result of impairment, the FDIC loss share receivable is increased to reflect future cash to be received from the FDIC. The amount of the increase is recorded in noninterest income and is determined based on the specific loss share agreement, but is generally 80% of the losses. At December 31, 2011, the allowance for loan losses includes $1.6 million for Covered loans.

Management believes that the allowance for loan losses is adequate at December 31, 2011.

In 2012, the Company expects similar levels of net chargeoffs, (excluding Covered loans), given the continued softness in real estate values and activities in our markets.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2011	2010	2009	2008	2007
Allowance at beginning of year, for loans not covered under FDIC loss share	$42,759	$42,995	$33,808	$22,585	$17,475
(Disposed) acquired allowance for loan losses	—	—	—	(50)	2,010
Release of allowance related to loan participations sold	—	—	(1,383)	—	—
Loans charged off:
Commercial and industrial	5,488	3,865	3,663	3,783	238
Real estate:
Commercial	2,429	15,482	5,710	1,384	43
Construction and land development	10,627	12,148	15,086	8,044	705
Residential	1,613	4,391	5,931	2,367	1,418
Consumer and other	5	274	42	31	125
Total loans charged off	20,162	36,160	30,432	15,609	2,529
Recoveries of loans previously charged off:
Commercial and industrial	583	157	62	64	347
Real estate:
Commercial	729	1,001	66	—	15
Construction and land development	415	314	28	241	25
Residential	303	536	422	56	17
Consumer and other	62	181	12	11	105
Total recoveries of loans	2,092	2,189	590	372	509
Net loan chargeoffs for loans not covered under FDIC loss share	18,070	33,971	29,842	15,237	2,020
Provision for loan losses not covered under FDIC loss share	13,300	33,735	40,412	26,510	5,120
Allowance at end of year, for loans not covered under FDIC loss share	$37,989	$42,759	$42,995	$33,808	$22,585

Allowance at beginning of year, for loans covered under FDIC loss share	$—	$—	$—	$—	$—
Loans charged off covered under FDIC loss share	1,168	—	—	—	—
Recoveries of loans covered under FDIC loss share	—	—	—	—	—
Net loan chargeoffs for loans covered under FDIC loss share	1,168	—	—	—	—
Provision for loan losses covered under FDIC loss share	2,803	—	—	—	—
Allowance at end of year, for loans covered under FDIC loss share	$1,635	$—	$—	$—	$—

Total Allowance at end of year	$39,624	$42,759	$42,995	$33,808	$22,585

Excludes loans covered under FDIC loss share
Average loans	$1,819,536	$1,782,023	$2,097,028	$2,001,073	$1,599,596
Total portfolio loans	1,897,074	1,766,351	1,818,481	2,201,457	1,784,278
Net chargeoffs to average loans	0.99%	1.91%	1.42%	0.76%	0.13%
Allowance for loan losses to loans	2.00	2.42	2.36	1.54	1.27

Includes loans covered under FDIC loss share
Average loans	$2,051,899	$1,853,175	$2,098,272	$2,001,073	$1,599,596
Total portfolio loans	2,197,684	1,887,921	1,832,125	2,201,457	1,784,278
Net chargeoffs to average loans	0.94%	1.83%	1.42%	0.76%	0.13%
Allowance for loan losses to loans	1.80	2.26	2.35	1.54	1.27

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2011:

	December 31,
	2011		2010		2009		2008		2007
(in thousands)	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans	Allowance	Percent by Category to Total Loans
Commercial and industrial	$11,945	34.7%	$12,727	31.5%	$9,715	30.2%	$6,431	30.7%	$4,582	30.8%
Real estate:
Commercial	13,048	36.9%	10,689	41.1%	19,600	44.7%	11,085	40.3%	7,229	40.4%
Construction and land development	5,847	6.4%	8,407	10.1%	4,289	12.1%	7,886	17.2%	5,418	16.9%
Residential	3,931	7.8%	5,485	10.0%	3,859	11.4%	2,762	10.7%	2,632	9.8%
Consumer and other	14	0.5%	93	0.9%	45	0.9%	188	1.1%	438	2.1%
Portfolio loans covered under FDIC loss share	1,635	13.7%	—	6.4%	—	0.7%	—	—%	—	—%
Qualitative adjustment	3,204		5,358		5,487		5,456		2,286
Total allowance	$39,624	100.0%	$42,759	100.0%	$42,995	100.0%	$33,808	100.0%	$22,585	100.0%

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

Nonperforming loans exclude credit-impaired loans acquired in FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 6 - Portfolio Loans for more information on these loans.

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

The Company's nonperforming loans meet the definition of “impaired loans” in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As of December 31, 2011, 2010, and 2009, the Company had 41, 43, and 39 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Non-accrual loans	$30,885	$38,477	$37,441	$35,487	$12,720
Loans past due 90 days or more and still accruing interest	755	—	—	—	—
Restructured loans	9,982	7,880	1,099	—	—
Total nonperforming loans	41,622	46,357	38,540	35,487	12,720
Foreclosed property (1)	17,217	25,373	22,918	13,868	2,963
Other bank owned assets	—	850	—	—	—
Total nonperforming assets (1)	$58,839	$72,580	$61,458	$49,355	$15,683

Excludes assets covered under FDIC loss share
Total assets	$3,377,779	$2,800,199	$2,365,655	$2,493,767	$2,141,329
Total portfolio loans	1,897,074	1,766,351	1,818,481	2,201,457	1,784,278
Total loans plus foreclosed property	1,914,291	1,792,574	1,841,399	2,215,325	1,787,241
Nonperforming loans to total loans	2.19%	2.62%	2.12%	1.61%	0.71%
Nonperforming assets to total loans plus foreclosed property	3.07	4.05	3.34	2.23	0.88
Nonperforming assets to total assets (1)	1.74	2.59	2.60	1.98	0.73

Includes assets covered under FDIC loss share
Total assets	$3,377,779	$2,800,199	$2,365,655	$2,493,767	$2,141,329
Total portfolio loans	2,197,684	1,887,921	1,832,125	2,201,457	1,784,278
Total loans plus foreclosed property	2,251,372	1,924,979	1,857,209	2,215,325	1,787,241
Nonperforming loans to total loans	1.89%	2.46%	2.10%	1.61%	0.71%
Nonperforming assets to total loans plus foreclosed property	4.23	4.33	3.43	2.23	0.88
Nonperforming assets to total assets	2.82	2.98	2.69	1.98	0.73

Allowance for loan losses to nonperforming loans	95.00%	92.00%	112.00%	95.00%	178.00%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets

Nonperforming loans
Nonperforming loans at December 31, 2011 and 2010 based on Call Report codes were as follows:

(in thousands)	2011	2010
Construction, Real Estate/Land Acquisition and Development	$14,767	$9,934
Commercial Real Estate - Investor Owned	11,127	10,935
Commercial Real Estate - Owner Occupied	4,572	2,024
Residential Real Estate	5,522	12,188
Commercial & Industrial	5,634	11,276
Consumer & Other	—	—
Total	$41,622	$46,357

The following table summarizes the changes in nonperforming loans by quarter for 2011 and 2010.

	2011
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total year
Nonperforming loans beginning of period	$48,038	$43,118	$43,487	$46,357	$46,357
Additions to nonaccrual loans	7,276	14,618	6,204	18,187	46,285
Additions to restructured loans	3,803	2,314	2,508	297	8,922
Chargeoffs	(5,558)	(4,959)	(5,679)	(3,966)	(20,162)
Other principal reductions	(7,545)	(3,372)	(3,992)	(6,445)	(21,354)
Moved to Other real estate	(1,203)	(2,932)	(159)	(7,014)	(11,308)
Moved to performing	(3,944)	—	—	(3,929)	(7,873)
Loans past due 90 days or more and still accruing interest	755	(749)	749	—	755
Nonperforming loans end of period	$41,622	$48,038	$43,118	$43,487	$41,622

	2010
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Nonperforming loans beginning of period	$51,955	$46,550	$55,785	$38,540	$38,540
Additions to nonaccrual loans	15,877	19,373	15,440	39,663	90,353
Additions to restructured loans	3,430	2,286	454	611	6,781
Chargeoffs	(7,860)	(7,023)	(8,314)	(12,963)	(36,160)
Other principal reductions	(7,288)	(1,881)	(4,580)	(2,739)	(16,488)
Moved to Other real estate	(8,743)	(7,122)	(11,350)	(5,564)	(32,779)
Moved to Other bank owned assets	—	—	—	(955)	(955)
Moved to performing	(1,014)	(228)	—	(1,693)	(2,935)
Loans past due 90 days or more and still accruing interest	—	—	(885)	885	—
Nonperforming loans end of period	$46,357	$51,955	$46,550	$55,785	$46,357

At December 31, 2011, the nonperforming loans represent 41 relationships. The largest of these is a $4.5 million commercial real estate loan. Five relationships comprise 44% of the nonperforming loans. Approximately 52% of the nonperforming loans were in the St. Louis market, 47% were in the Kansas City market and 1% in the Phoenix market.

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

In 2012, the Company expects similar or lower levels of new Non-covered, nonperforming loans compared to 2011, thereby continuing a trend from 2010.

Other real estate
Other real estate at December 31, 2011 was $53.7 million, an increase of $17.5 million over 2010. Approximately $36.5 million, or 68% of total Other real estate, is covered by an FDIC shared-loss agreement. At December 31, 2011, Other real estate represented 100 properties. The largest single component of Other real estate is commercial ground with a book value of $3.6 million that is covered under FDIC loss share. Thirteen properties comprise 50% of the Other real estate. At December 31, 2011, Other real estate was comprised of 14% residential lots, 6% completed homes, and 80% commercial real estate. Of the total Other real estate, approximately 44%, or 42 properties, are located in the Kansas City region, 26%, or 17 properties, are located in the St. Louis region and 30%, or 39 properties, are located in the Arizona region. All Arizona Other real estate and 31 properties or $20.2 million, of the Kansas City Other real estate are covered under FDIC loss share.

The following table summarizes the changes in Other real estate by quarter for 2011 and 2010.

	2011
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$72,563	$42,790	$51,305	$36,208	$36,208
Additions and expenses capitalized to prepare property for sale	1,203	2,932	159	7,014	11,308
Additions from FDIC assisted transactions	1,250	41,793	3,298	12,826	59,167
Writedowns in fair value	(1,998)	(2,714)	(2,944)	(703)	(8,359)
Sales	(19,330)	(12,238)	(9,028)	(4,040)	(44,636)
Other real estate end of period	$53,688	$72,563	$42,790	$51,305	$53,688

	2010
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$34,685	$25,884	$20,947	$25,084	$25,084
Additions and expenses capitalized to prepare property for sale	8,743	7,122	11,350	5,564	32,779
Additions from FDIC assisted transactions	4,871	5,469	—	113	10,453
Writedowns in fair value	(2,406)	(1,750)	(1,364)	(574)	(6,094)
Sales	(9,685)	(2,040)	(5,049)	(9,240)	(26,014)
Other real estate end of period	$36,208	$34,685	$25,884	$20,947	$36,208

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In 2011, the Company realized a net gain of $862,000 on the sale of other real estate and recorded these gains as part of Noninterest income. Management believes it is prudent to sell these properties, rather than wait for an improved real estate market.

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $60.6 million, or 3.19% of total Non-covered loans outstanding at December 31, 2011, compared to $85.4 million, or 4.83% of total Non-covered loans outstanding at December 31, 2010. Potential problem loans represent those loans where payment of principal and interest is up-to-date and the loans are therefore, fully performing, but where some doubts exist as to the borrower's ability to continue to comply with present repayment terms. Given this level of potential problem loans and continued softness in the local real estate markets, combined with the Company's demonstrated ability to work through this adverse credit cycle to-date, we believe the dollar levels of the nonperforming assets, excluding Covered loans, will be flat in 2012 compared to 2011.

Investments
At December 31, 2011, our portfolio of Securities available for sale was $593.2 million, or 18%, of total assets. This portfolio is primarily comprised of residential mortgage-based securities and obligations of U.S. government sponsored enterprises. The size of the investment portfolio is generally 5 to 20% of total assets and will vary within that range based on liquidity. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. Securities available-for-sale are carried at fair value, with related unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity capital.

Our Other investments, at cost primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities and other private equity investments. At December 31, 2011, of the $ 9.6 million in FHLB capital stock, $3.4 million is required for FHLB membership and $4.6 million is required to support our outstanding advances. Historically, it has been the FHLB's practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares that a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2011		2010		2009
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government agencies	$—	—%	$453	0.1%	27,189	9.2%
Obligations of U.S. Government sponsored enterprises	126,917	20.9%	32,119	8.6%	75,814	25.6%
Obligations of states and political subdivisions	39,837	6.6%	17,676	4.7%	3,408	1.2%
Residential mortgage-backed securities	426,428	70.1%	311,298	83.4%	176,050	59.5%
FHLB capital stock	9,588	1.6%	7,633	2.0%	8,476	2.9%
Other investments	4,938	0.8%	4,645	1.2%	4,713	1.6%
Total	$607,708	100.0%	$373,824	100.0%	$295,650	100.0%

In 2011, the portfolio grew with additions to the mortgage backed securities, including collateralized mortgage obligations, government sponsored agency debentures, and federally tax free municipal securities. All residential mortgage-backed securities were issued by government sponsored enterprises.

The Company had no securities classified as trading at December 31, 2011, 2010, or 2009.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2011:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government sponsored enterprises	2,007	0.46%	69,197	1.38%	55,713	1.58%	—	—%	—	—%	126,917	1.45%
Obligations of states and political subdivisions	1,026	4.59%	10,644	4.07%	23,979	4.59%	4,188	1.84%	—	—%	39,837	4.16%
Residential mortgage-backed securities	20,547	0.59%	334,745	2.04%	37,777	2.08%	33,359	1.35%	—	—%	426,428	1.92%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	9,588	2.30%	9,588	2.30%
Other investments	—	—%	—	—%	—	—%	—	—%	4,938	2.98%	4,938	2.98%
Total	$23,580	0.75%	$414,586	1.98%	$117,469	2.35%	$37,547	1.40%	$14,526	2.53%	$607,708	1.98%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 36%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2011		2010		2009
(in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate
Interest-bearing transaction accounts	$212,257	0.38%	$190,275	0.45%	$122,563	0.54%
Money market accounts	997,415	0.80%	701,360	0.89%	636,350	0.96%
Savings accounts	27,106	0.41%	10,022	0.35%	9,147	0.38%
Certificates of deposit	847,057	1.50%	784,369	2.01%	786,631	2.98%
	2,083,835	1.04%	1,686,026	1.36%	1,554,691	1.94%
Noninterest-bearing demand deposits	494,609	—%	305,887	—%	250,435	—%
	$2,578,444	0.84%	$1,991,913	1.15%	$1,805,126	1.67%

The Bank achieved several deposit related goals in 2011 including strong growth in core relationships, an improvement in the overall mix and a reduction in broker related funds. The year over year increase in deposits was largely comprised of noninterest-bearing demand deposits and money market and savings accounts with higher cost certificates of deposit declining during the year. Strong direct selling efforts, primarily by the commercial banking group coupled with the FNBO acquisition, drove the deposit growth. As deposit rates continued to decline, the Bank positioned its pricing strategy to favor adjustable rate transaction accounts over longer term time deposits. The result was to lower the percentage of time deposits and better position the bank for a prolonged low rate cycle. The Company also undertook an initiative to significantly reduce its reliance on broker funds.

The Company offers a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to the smallest local merchants. Customized solutions and special product bundles are available to clients of all sizes.  Responding to ever increasing needs for tightened security and improved functional efficiency, the Company successfully migrated to a new on-line banking platform in 2011.   Other recent Treasury enhancements include new mobile technology to improve on-line security and mobile applications for remote deposit and merchant credit card processing.

The FNB acquisition added $423.1 million in deposits in the third quarter of 2011. These deposits included $66.9 million in noninterest-bearing demand deposits, $123.6 million in money market and other interest-bearing transaction accounts, and $232.6 million in certificates of deposit.

Brokered certificates of deposits were $126.6 million at December 31, 2011, a decrease of $30.1 million, or 19% compared to December 31, 2010. For the year ended December 31, 2011, brokered certificates of deposits represented 5% of total deposits compared to 7% for the year ended December 31, 2010. Noninterest-bearing demand deposits represented 21% of total deposits at December 31, 2011 compared to 16% at December 31, 2010.

Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2011:

(in thousands)	Total
Three months or less	$95,405
Over three through six months	62,362
Over six through twelve months	120,559
Over twelve months	272,209
Total	$550,535

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

For the year ended December 31, 2011, net cash provided by operating activities was $22.1 million less than for 2010. Net cash used in investing activities was $0.4 million for 2011 versus $287.9 million in 2010. The higher net cash used in investing activities in 2010 was primarily due to the asset acquisition of Home National. Net cash used in financing activities was $133.1 million in 2011 versus net cash provided by financing activities of $425.4 million in 2010. The change in cash provided by financing activities was primarily due to a decrease in certificates of deposit (net of acquired balances).

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company had cash and cash equivalents of $21.2 million and $15.4 million, respectively, at December 31, 2011 and 2010. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity. We believe our current level of cash at the parent company will be sufficient to meet all projected ongoing cash needs in 2012.

Another source of funding for the parent company includes the issuance of subordinated debentures. As of December 31, 2011, the parent company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. See Item 8, Note 11 - Subordinated Debentures for more information.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed at December 31, 2011, the Bank could borrow an additional $139.4 million from the FHLB of Des Moines under blanket loan pledges and has an additional $379.6 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with three correspondent banks totaling $35.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. As of December 31, 2011, the entire investment portfolio was available for sale. Of the $593.2 million investment portfolio available for sale, $287.8 million was pledged as collateral for depository client repurchase agreements, public deposits, treasury, tax and loan notes, and other requirements. The remaining $305.4 million could be pledged or sold to enhance liquidity, if necessary.

The Bank participates in the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage. The CDARS program is designed to provide full FDIC insurance on deposit amounts larger than the stated maximum by exchanging or reciprocating larger depository relationships with other member banks. Our depositors' funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues CDs in amounts that are eligible for FDIC insurance. CDARS are considered brokered deposits according to banking regulations; however, the Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its external financial reports. The Bank must remain “well-capitalized” in order to utilize the CDARS program. At December 31, 2011, the Bank had $14.5 million of reciprocal CDARS deposits outstanding compared to $160.5 million outstanding at December 31, 2010. At December 31, 2011, the Bank also had $53.2 million of reciprocal money market accounts through CDARS.

In addition to the reciprocal deposits available through CDARS, we also have access to the “one-way buy” program, which allows us to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At December 31, 2011, we had no outstanding “one-way buy” deposits.

As long as the Bank remains “well-capitalized”, we have the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At December 31, 2011, brokered certificate of deposit balances were $126.6 million, and represented 5% of total deposits at December 31, 2011.

Over the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $591.6 million in unused commitments as of December 31, 2011, including $43.2 million that are covered under FDIC loss share. While this commitment level would be very difficult to fund given the Bank's current liquidity resources, the nature of these commitments is such that the likelihood of funding them is very low.

At December 31, 2011 and 2010, approximately $16.6 million and $9.6 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Bank in accordance with Federal Reserve Bank requirements.

Capital Resources
On January 25, 2010, we completed the sale of 1,931,610 shares, or $15.0 million, of our common stock in a private placement offering. In the first quarter of 2010, the proceeds of the offering were injected into the Bank to further strengthen the Bank's capital position. On May 24, 2011, we issued 2,743,900 shares, or $35.0 million in common stock through a public offering. The shares in the offering were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission as part of the Company's effective registration statement. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $32.6 million. At June 30, 2011, approximately $20.0 million of the offering proceeds were injected into the Bank to support expected growth.

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

The Bank met the definition of “well-capitalized” (the highest category) at December 31, 2011, 2010, and 2009.

The following table summarizes the Company's risk-based capital, tangible common and leverage ratios at the dates indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009
Average common equity to average assets	5.84%	5.97%	5.93%
Tier 1 capital to risk weighted assets	12.40%	11.73%	10.67%
Total capital to risk weighted assets	13.78%	14.11%	13.32%
Tier 1 common equity to risk weighted assets	7.32%	7.16%	6.33%
Leverage ratio (Tier 1 capital to average assets)	8.26%	8.99%	8.96%
Tangible common equity to tangible assets	4.99%	5.15%	5.44%
Tier 1 capital	$276,275	$237,099	$215,099
Total risk-based capital	$306,996	$285,226	$268,458

Below are reconciliation's of Tier 1 common equity to risk weighted assets and shareholders' equity to tangible common equity and total assets to tangible assets. These ratios are widely followed by analysts of bank and financial holding companies and management believes they are an important financial measure of capital strength even though they are considered to be non-GAAP measures.

	For the years ended December 31,
(In thousands)	2011	2010	2009
Shareholders' equity	$239,565	$179,801	$163,912
Less: Goodwill	(30,334)	(2,064)	(2,064)
Less: Intangible assets	(9,285)	(1,223)	(1,643)
Less: Unrealized gains; Plus: Unrealized losses	(3,602)	573	(933)
Plus: Qualifying trust preferred securities	79,874	59,953	55,768
Other	57	59	59
Tier 1 capital	$276,275	$237,099	$215,099
Less: Preferred stock	(33,293)	(32,519)	(31,802)
Less: Qualifying trust preferred securities	(79,874)	(59,953)	(55,768)
Tier 1 common equity	$163,108	$144,627	$127,529

Total risk weighted assets determined in accordance with prescribed regulatory requirements	$2,227,958	$2,021,136	$2,015,390

Tier 1 common equity to risk weighted assets	7.32%	7.16%	6.33%

	For the years ended December 31,
(In thousands)	2011	2010	2009
Total shareholders' equity	$239,565	$179,801	$163,912
Less: Preferred stock	(33,293)	(32,519)	(31,802)
Less: Goodwill	(30,334)	(2,064)	(2,064)
Less: Intangible assets	(9,285)	(1,223)	(1,643)
Tangible common equity	$166,653	$143,995	$128,404

Total assets	$3,377,779	$2,800,199	$2,365,655
Less: Goodwill	(30,334)	(2,064)	(2,064)
Less: Intangible assets	(9,285)	(1,223)	(1,643)
Tangible assets	$3,338,160	$2,796,912	$2,361,948

Tangible common equity to tangible assets	4.99%	5.15%	5.44%

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative GAP positions calculated as of December 31, 2011. Significant assumptions used for this table include: loans will repay their contractual repayment schedule; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$196,023	$74,568	$58,823	$35,722	$94,231	$133,815	$593,182
Other investments	—	—	—	—	—	14,527	14,527
Interest-bearing deposits	168,711	—	—	—	—	—	168,711
Federal funds sold	143	—	—	—	—	—	143
Portfolio loans (1)	1,474,205	410,770	164,660	72,723	48,288	27,038	2,197,684
Loans held for sale	6,494	—	—	—	—	—	6,494
Total interest-earning assets	$1,845,576	$485,338	$223,483	$108,445	$142,519	$175,380	$2,980,741

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,388,953	$—	$—	$—	$—	$—	$1,388,953
Certificates of deposit	430,223	173,680	46,563	97,748	68,647	60	816,921
Subordinated debentures	56,807	28,274	—	—	—	—	85,081
Other borrowings	176,545	—	—	10,000	—	70,000	256,545
Total interest-bearing liabilities	$2,052,528	$201,954	$46,563	$107,748	$68,647	$70,060	$2,547,500

Interest-sensitivity GAP
GAP by period	$(206,952)	$283,384	$176,920	$697	$73,872	$105,320	$433,241
Cumulative GAP	$(206,952)	$76,432	$253,352	$254,049	$327,921	$433,241	$433,241
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.90	2.40	4.80	1.01	2.08	2.50	1.17
Cumulative GAP as of December 31, 2011	0.90	1.03	1.11	1.11	1.13	1.17	1.17

(1)	Adjusted for the impact of the interest rate swaps.

At December 31, 2011, the Company was asset sensitive for all periods, except Year 1, based on repricing characteristics. Asset sensitive means that assets will reprice faster than liabilities.

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

The resulting simulations for December 31, 2011 demonstrated that the Company's balance sheet was relatively neutral to interest rate changes. The simulations projected that the annual net interest income of the Bank would increase by approximately 0.01% if rates increased by 100 basis points under a parallel rate shock and 1.3% if rates increased 300 basis points. The increase in interest income from short term assets would be offset by higher rates on deposits and re-issuance of maturing debt. The simulations also indicate that net interest income would increase during the second year by 1.3% under a 100 basis point parallel rate shock and 6.6% under a 300 basis point rate shock. The Company also performs rate shock simulations for declining interest rates, however, given the very low level of short term interest rates, the falling interest rate shock simulations are considered irrelevant.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2011, the Company had $65.1 million and $80.1 million in notional amount of outstanding interest rate swaps and caps, respectively, to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 7 - Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest(1), at December 31, 2011 were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 5 Years	Over 5 Years
Operating leases	$20,705	$2,419	$8,436	$9,850
Certificates of deposit	816,921	431,361	385,500	60
Subordinated debentures	85,081	—	—	85,081
Federal Home Loan Bank advances	102,000	22,000	10,000	70,000
Commitments to extend credit	547,657	413,063	112,989	21,605
Standby letters of credit	43,973	43,973	—	—
Private equity funds	1,823	—	1,823	—

(1) In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

As of December 31, 2011, we had liabilities associated with uncertain tax positions of $1.1 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

As discussed in Item 8, Note 14 - Litigation and Other Claims and Item 3 - Legal Proceedings, the Company faces risks of litigation. See Note 14 for a description of such litigation and the possible effects on our business.

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

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. GAAP. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include the valuation of loans, goodwill, intangible assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statement in future periods. There can be no assurances that actual results will not differ from those estimates.

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

Acquired impaired loans are generally considered accruing and performing as the loans accrete income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimable.

Allowance for Loan Losses on Credit-Impaired Acquired Loans
The Company updates its cash flow projections for credit-impaired acquired loans, including loans acquired from the FDIC, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency state given its delinquency state at the re-measurement date. Loss severity factors are based upon industry data along with actual charge-off data within the loan pools and recovery lags are based upon the collateral within the loan pools.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in the provision for loan losses. As a result of impairment, the FDIC loss share receivable is increased to reflect future cash to be received from the FDIC. The amount of the increase is recorded in noninterest income and is determined based on the specific loss share agreement, but is generally 80% of the losses. See Loans Acquired Through Transfer above for further discussion. Any increase in expected future cash flows due to a decrease in expected credit losses will decrease the accretion of the FDIC loss share receivable, prospectively over the remaining life. Increases and decreases to the FDIC loss share receivable are recorded as adjustments to noninterest income.

Goodwill and Other Intangible Assets
Our goodwill impairment test is completed as of December 31 each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. Such tests involve the use of various estimates and assumptions. Management believes that the estimates and assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could affect our estimates and assumptions.

Goodwill is tested for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company's reporting units are Wealth Management and the Banking operations of Enterprise Bank & Trust. At December 31, 2011 and 2010, the Wealth Management reporting unit had no goodwill.

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

In conjunction with the 2009 and 2011 FDIC-assisted transaction, we recorded $2.1 million and $28.3 million of goodwill, respectively, based on the fair value of the assets purchased and liabilities assumed. The 2011 annual impairment evaluation of the goodwill and intangible balances did not identify any impairment for the Banking reporting unit.

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

At December 31, 2011, the discount rates utilized in our state tax credits fair value calculation ranged from 2.63% to 4.08%. Changes in the fair value of the state tax credits held for sale decreased the State tax credit activity, net in the consolidated statement of operations for the year ended December 31, 2011 by $1.2 million. A rate simulation with a 100 basis point parallel rate shock to the discount rate was run for December 31, 2011. The resulting simulation indicates that if the LIBOR swap curve were to increase by 100 basis points, the fair value of the state tax credits held at fair value would be lower by approximately $699,000. We would expect a portion of this decline would be offset by a change in the value of derivative financial instruments used to economically hedge the state tax credits.

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

Derivative Financial Instruments
The Company uses derivative financial instruments to assist in managing interest rate sensitivity. The derivative financial instruments used are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. As of December 31, 2011, the Company used nondesignated derivative financial instruments to economically hedge changes in the fair value of state tax credits held for sale and changes in the fair value of certain loans accounted for as trading instruments. In addition, the Company also offers an interest-rate hedge program that includes interest rate swaps to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Enterprise Financial Services Corp
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24 to the financial statements, the accompanying 2010 financial statements have been restated to correct misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2012, as to the effects of the material weakness described in Management's Report on Internal Control over Financial Reporting, which expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

St. Louis, MO
April 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Enterprise Financial Services Corp
St. Louis, Missouri

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows of Enterprise Financial Services Corp and subsidiaries (the Company) for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Enterprise Financial Services Corp and subsidiaries and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, MO
March 12, 2010

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2011 and 2010

		As Restated(1)
(In thousands, except share and per share data)	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$20,791	$23,413
Federal funds sold	143	3,153
Interest-bearing deposits (including $2,650 and $1,520 pledged as collateral)	167,209	267,102
Total cash and cash equivalents	188,143	293,668
Interest-bearing deposits greater than 90 days	1,502	1,751
Securities available for sale	593,182	361,546
Mortgage loans held for sale	6,494	5,640
Portfolio loans not covered under FDIC loss share	1,897,074	1,766,351
Portfolio loans covered under FDIC loss share	300,610	121,570
Less: Allowance for loan losses	39,624	42,759
Portfolio loans, net	2,158,060	1,845,162
Other real estate not covered under FDIC loss share	17,217	25,373
Other real estate covered under FDIC loss share	36,471	10,835
Other investments, at cost	14,527	12,278
Fixed assets, net	18,986	20,499
Accrued interest receivable	9,193	7,464
State tax credits, held for sale, including $26,350 and $31,576 carried at fair value, respectively	50,446	61,148
FDIC loss share receivable	184,554	87,792
Goodwill	30,334	2,064
Intangibles, net	9,285	1,223
Other assets	59,385	63,756
Total assets	$3,377,779	$2,800,199

Liabilities and Shareholders' Equity
Demand deposits	$585,479	$366,086
Interest-bearing transaction accounts	253,504	204,687
Money market accounts	1,084,304	855,522
Savings	51,145	10,181
Certificates of deposit:
$100 and over	550,535	543,898
Other	266,386	317,347
Total deposits	2,791,353	2,297,721
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	102,000	107,300
Other borrowings	154,545	119,333
Accrued interest payable	1,762	1,488
Other liabilities	3,473	9,475
Total liabilities	3,138,214	2,620,398

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	33,293	32,519
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,849,862 and 14,965,401 shares issued, respectively	178	150
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	169,138	133,673
Retained earnings	35,097	15,775
Accumulated other comprehensive income (loss)	3,602	(573)
Total shareholders' equity	239,565	179,801
Total liabilities and shareholders' equity	$3,377,779	$2,800,199
(1) See Note 24 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2011, 2010 and 2009

	Years ended December 31,
		As Restated(1)
(In thousands, except per share data)	2011	2010	2009
Interest income:
Interest and fees on loans	$130,073	$108,400	$112,548
Interest on debt securities:
Taxable	11,142	7,031	5,459
Nontaxable	695	157	24
Interest on federal funds sold	2	10	6
Interest on interest-bearing deposits	560	370	130
Dividends on equity securities	368	426	319
Total interest income	142,840	116,394	118,486
Interest expense:
Interest-bearing transaction accounts	811	847	662
Money market accounts	7,987	6,245	6,079
Savings	112	35	35
Certificates of deposit:
$100 and over	9,133	9,854	15,592
Other	3,615	5,886	7,835
Subordinated debentures	4,515	4,954	5,171
Federal Home Loan Bank advances	3,550	4,326	4,797
Notes payable and other borrowings	432	264	8,674
Total interest expense	30,155	32,411	48,845
Net interest income	112,685	83,983	69,641
Provision for loan losses not covered under FDIC loss share	13,300	33,735	40,412
Provision for loan losses covered under FDIC loss share	2,803	—	—
Net interest income after provision for loan losses	96,582	50,248	29,229
Noninterest income:
Wealth Management revenue	6,841	6,414	4,524
Service charges on deposit accounts	5,091	4,739	5,012
Other service charges and fee income	1,679	1,128	963
Gain (loss) on sale of other real estate	862	79	(436)
Gain on state tax credits, net	3,645	2,250	1,035
Gain on sale of investment securities	1,450	1,987	955
Change in FDIC loss share receivable	(3,494)	99	—
Extinguishment of debt	—	—	7,388
Miscellaneous income	2,434	1,664	436
Total noninterest income	18,508	18,360	19,877
Noninterest expense:
Employee compensation and benefits	36,839	28,316	25,969
Occupancy	5,001	4,297	4,709
Furniture and equipment	1,601	1,393	1,425
Data processing	3,159	2,234	2,147
FDIC and other insurance	4,119	4,402	4,204
Goodwill impairment charge	—	—	45,377
Loan legal and other real estate expense	10,703	9,941	4,788
Other	16,296	11,629	9,808
Total noninterest expense	77,718	62,212	98,427
Income (loss) from continuing operations before income tax expense (benefit)	37,372	6,396	(49,321)
Income tax expense (benefit)	11,949	823	(2,650)
Income (loss) from continuing operations	$25,423	$5,573	$(46,671)
Loss from discontinued operations before income tax benefit	—	—	(408)
Loss on disposal before income tax benefit	—	—	(1,587)
Income tax benefit	—	—	(711)
Loss from discontinued operations	—	—	(1,284)
Net income (loss)	$25,423	$5,573	$(47,955)
Net income (loss) available to common shareholders	$22,899	$3,106	$(50,369)
Basic earnings (loss) per common share:
From continuing operations	$1.37	$0.21	$(3.82)
From discontinued operations	—	—	(0.10)
Total	$1.37	$0.21	$(3.92)
Diluted earnings (loss) per common share:
From continuing operations	$1.34	$0.21	$(3.82)
From discontinued operations	—	—	(0.10)
Total	$1.34	$0.21	$(3.92)
(1) See Note 24 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
 Years ended December 31, 2009, 2010 and 2011

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2009	$31,116	$129	$(1,743)	$115,112	$68,710	$1,248	$214,572
Net loss	—	—	—	—	(47,955)	—	(47,955)
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	455	455
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(611)	(611)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(159)	(159)
Total comprehensive loss							(48,270)
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(2,694)	—	(2,694)
Cash dividends paid on preferred stock	—	—	—	—	(1,585)	—	(1,585)
Preferred stock accretion of discount	686	—	—	—	(686)	—	—
Preferred stock issuance cost	—	—	—	(130)	—	—	(130)
Issuance under equity compensation plans, net, 81,839 shares	—	1	—	322	—	—	323
Share-based compensation	—	—	—	2,034	—	—	2,034
Excess tax expense related to equity compensation plans	—	—	—	(338)	—	—	(338)
Balance December 31, 2009	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net income (Restated)(1)	—	—	—	—	5,573	—	5,573
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	(79)	(79)
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(1,272)	(1,272)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(155)	(155)
Total comprehensive income							4,067
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,121)	—	(3,121)
Cash dividends paid on preferred stock	—	—	—	—	(1,750)	—	(1,750)
Preferred stock accretion of discount	717	—	—	—	(717)	—	—
Issuance under equity compensation plans, net, 74,971 shares	—	—	—	357	—	—	357
Issuance under private stock offering 1,931,610 shares	—	20	—	14,863	—	—	14,883
Share-based compensation	—	—	—	1,947	—	—	1,947
Excess tax expense related to equity compensation plans	—	—	—	(494)	—	—	(494)
Balance December 31, 2010 (Restated)(1)	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income	—	—	—	—	25,423	—	25,423
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	5,207	5,207
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(928)	(928)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(104)	(104)
Total comprehensive income							29,598
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,577)	—	(3,577)
Cash dividends paid on preferred stock	—	—	—	—	(1,750)	—	(1,750)
Preferred stock accretion of discount	774	—	—	—	(774)	—	—
Issuance under equity compensation plans, net, 140,561 shares	—	1	—	1,467	—	—	1,468
Issuance under public stock offering 2,743,900 shares	—	27	—	32,585	—	—	32,612
Share-based compensation	—	—	—	1,466	—	—	1,466
Excess tax expense related to equity compensation plans	—	—	—	(53)	—	—	(53)
Balance December 31, 2011	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
(1) See Note 24 - Restatement of Consolidated Financial Statements for more information.
The accompanying notes are an integral part of the consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009

	Years ended December 31,
		As Restated(1)
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$25,423	$5,573	$(47,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,737	2,936	3,595
Provision for loan losses	16,103	33,735	40,412
Deferred income taxes	(733)	766	(2,545)
Net amortization of debt securities	6,210	3,527	1,415
Amortization of intangible assets	999	420	1,078
Gain on sale of investment securities	(1,450)	(1,987)	(955)
Mortgage loans originated for sale	(72,449)	(93,778)	(91,884)
Proceeds from mortgage loans sold	71,405	91,813	89,636
(Gain) loss on sale of other real estate	(862)	(79)	436
Gain on state tax credits, net	(3,645)	(2,250)	(1,035)
Excess tax expense of share-based compensation	53	494	338
Share-based compensation	1,466	1,947	2,202
Loss on disposal of Millennium Brokerage Group	—	—	1,587
Valuation adjustment on other real estate	4,702	5,632	2,389
Goodwill impairment charge	—	—	45,377
Net accretion of loan discount and indemnification asset	(13,950)	(5,652)	—
Changes in:
Accrued interest receivable	(50)	286	(168)
Accrued interest payable	(647)	(636)	(375)
Prepaid FDIC insurance	2,904	3,027	(11,472)
Other assets	(2,386)	(2,576)	(3,223)
Other liabilities	(8,699)	6,026	(105)
Net cash provided by operating activities	27,131	49,224	28,748
Cash flows from investing activities:
Cash received from acquisition of Valley Capital Bank	—	—	15,105
Cash received from sale of Millennium Brokerage Group	—	4,000	—
Cash paid for acquisition of Home National Bank	—	(224,471)	—
Cash received from acquisition of Legacy Bank	8,926	—	—
Cash received from acquisition of The First National Bank of Olathe	112,778	—	—
Cash received from BankLiberty branch purchase	42,591	—	—
Net (increase) decrease in loans	(85,034)	20,920	98,829
Net cash proceeds received from FDIC loss share receivable	41,415	5,009	—
Proceeds from the sale of debt and equity securities, available for sale	84,456	126,987	48,949
Proceeds from the maturity of debt and equity securities, available for sale	164,460	114,112	36,428
Proceeds from the sale of other investments	—	93	—
Proceeds from the redemption of other investments	6,061	6,130	429
Proceeds from the sale of state tax credits held for sale	16,690	9,569	7,709
Proceeds from the sale of other real estate	43,828	17,607	16,034
Payments for the purchase/origination of:
Available for sale debt and equity securities	(431,374)	(323,834)	(271,954)
Other investments	(1,655)	(7,193)	(2,187)
Bank owned life insurance	—	(20,000)	—
State tax credits held for sale	(1,838)	(15,869)	(15,227)
Fixed assets	(910)	(957)	(552)
Net cash provided by (used in) investing activities	394	(287,897)	(66,437)

	Years ended December 31,
		As Restated(1)
(in thousands)	2011	2010	2009
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	126,953	76,428	39,592
Net (decrease) increase in interest-bearing deposit accounts	(298,933)	279,877	65,686
Proceeds from Federal Home Loan Bank advances	—	52,780	20,000
Repayments of Federal Home Loan Bank advances	(23,254)	(73,580)	(11,857)
(Repayments) proceeds from federal funds purchased	—	—	(19,400)
Net increase in other borrowings	33,484	79,995	12,578
Cash dividends paid on common stock	(3,577)	(3,121)	(2,694)
Excess tax expense of share-based compensation	(53)	(494)	(338)
Cash dividends paid on preferred stock	(1,750)	(1,750)	(1,585)
Preferred stock issuance cost	—	—	(130)
Issuance of common stock	32,612	14,883	—
Proceeds from the issuance of equity instruments	1,468	357	156
Net cash (used in) provided by financing activities	(133,050)	425,375	102,008
Net (decrease) increase in cash and cash equivalents	(105,525)	186,702	64,319
Cash and cash equivalents, beginning of period	293,668	106,966	42,647
Cash and cash equivalents, end of period	$188,143	$293,668	$106,966
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$30,429	$33,048	$49,193
Income taxes	21,621	960	(2,817)
Noncash transactions: (also refer to Note 2 - Acquisitions)
Transfer to other real estate owned in settlement of loans	$22,913	$37,763	$33,717
Sales of other real estate financed	5,621	8,609	6,258

(1) See Note 24 - Restatement of Consolidated Financial Statements for more information.
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

Since 2009, the Bank has entered into four transactions with the Federal Deposit Insurance Corporation (“FDIC”) to acquire the following failed banks:

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

•
On January 7, 2011, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy Bank (“Legacy”), a full service community bank that was headquartered in Scottsdale, Arizona.

•
On August 12, 2011, the Bank entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of The First National Bank of Olathe (“FNBO”), a full service community bank that was headquartered in Olathe, Kansas.

On October 21, 2011, the Bank purchased certain assets and assumed certain deposit liabilities associated with a BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri.

On January 20, 2010, the Company sold its interest in Millennium Brokerage Group, LLC (“Millennium”) for $4.0 million in cash. The Company acquired 60% of Millennium in October 2005 and acquired the remaining 40% in December 2007. As a result of the sale, Millennium financial results are reported as discontinued operations for 2010 and 2009.

See Note 2 - Acquisitions for more information on the above transactions.

The Company is subject to competition from other financial and nonfinancial institutions providing financial services in the markets served by the Company's subsidiary. Additionally, the Company and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Use of Estimates
The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”.) In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, indemnification assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold to be cash and cash equivalents. At December 31, 2011 and 2010, approximately $16.6 million and $9.6 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

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

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term, fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2011 or 2010. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding net of unearned fees and costs. Loan origination fees and direct origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using a method, which approximates the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower's credit has occurred which, in management's opinion, negatively impacts the collectability of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectable and subsequent interest payments received are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectability of principal and interest is expected. Non-accrual loans that have been restructured will remain in a non-accrual status until the borrower has made six consecutive contractual payments.

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

Impaired loans exclude credit-impaired loans that were acquired in the FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis and are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated. See Note 2 - Acquisitions and Note 6 - Portfolio Loans for more information on these loans.

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

Allowance for Loan Losses on Credit-Impaired Acquired Loans
The Company updates its cash flow projections for credit-impaired acquired loans, including loans acquired from the FDIC, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency state given its delinquency state at the re-measurement date. Loss severity factors are based upon industry data along with actual charge-off data within the loan pools and recovery lags are based upon the collateral within the loan pools.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in the provision for loan losses. As a result of impairment, the FDIC loss share receivable is increased to reflect future cash to be received from the FDIC. The amount of the increase is recorded in noninterest income and is determined based on the specific loss share agreement, but is generally 80% of the losses. See Loans Acquired Through Transfer above for further discussion.

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

FDIC Loss Share Receivable
As part of the FDIC- assisted transactions, the Bank entered into loss sharing agreements with the FDIC. The FDIC will reimburse the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“Covered Assets”). In addition, the Bank will be reimbursed for certain expenses related to the Covered Assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable) was estimated based on expected losses and cash flows on the Covered Assets. The FDIC Loss Share Receivable is measured separately from the related Covered Assets and recorded separately on the balance sheet because it is not contractually embedded in the Covered Assets and is not transferable.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. See Note 2 - Acquisitions, for further information regarding these transactions.

Subsequent to initial recognition, the FDIC loss share receivable is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets. Any decrease in expected cash flows due to an increase in expected credit losses will increase the FDIC loss share receivable which will partially offset the impairment on the Covered loans. Any increase in expected future cash flows due to a decrease in expected credit losses will decrease the accretion of the FDIC loss share receivable, prospectively over the remaining life. Increases and decreases to the FDIC loss share receivable are recorded as adjustments to noninterest income.

Fixed Assets
Buildings, leasehold improvements, and furniture, fixtures, equipment, and capitalized software are stated at cost less accumulated depreciation and amortization is computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years and buildings and leasehold improvements over ten to forty years based upon estimated lives or lease obligation periods.

State Tax Credits Held for Sale
The Company has purchased the rights to receive 10-year streams of state tax credits at agreed upon discount rates and sells such tax credits to wealth management customers and others. All state tax credits purchased prior to 2009 are accounted for at fair value. All state tax credits purchased since 2009 are accounted for at cost. The Company elected not to account for the state tax credits purchased since 2009 at fair value in order to limit the volatility of the fair value changes in the Company's consolidated statements of operations.

Cash Surrender Value of Life Insurance
The Company has purchased bank-owned life insurance policies on certain executives.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in noninterest income.

Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is therefore, carried at cost and periodically evaluated for impairment.  The Company records FHLB dividends in income on the ex-dividend date.

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

The Company must identify potential goodwill impairments by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment is not indicated as long as the fair value of the reporting unit is greater than its carrying value. The second step of the impairment test is only required if a goodwill impairment is identified in step one. The second step of the test compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. In addition, the Company also offers an interest rate hedge program that includes interest rate swaps to assist its customers in managing their interest rate risk profile. In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.

Derivative instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. The accounting for changes in fair value (gains or losses) of a hedged item is dependent on whether the related derivative is designated and qualifies for “hedge accounting.” The Company assigns derivatives to one of these categories at the purchase date: cash flow hedge, fair value hedge, or non-designated derivatives. An assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge is performed as required by the accounting standards. Derivatives are included in other assets and other liabilities in the consolidated balance sheets. Generally, the only derivative instruments used by the Company have been interest rate swaps and interest rate caps.

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

Acquisitions and Divestitures
The Company accounts for business combinations using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquition-date fair value as part of the cost of the combination. The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is non-deductible for tax purposes.

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

NOTE 2 - ACQUISITIONS

FDIC-Assisted Transactions
The loans and other real estate acquired are recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at the various acquisition dates and no carryover of the related allowance from the failed banks. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income, prospectively.

In connection with each acquisition, the Bank also entered into a shared-loss agreement whereby the FDIC will reimburse the Bank for a percentage of all losses incurred on certain loans and other real estate covered under the agreement, including single family residential mortgages and construction loans, as well as commercial loans. The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The shared-loss agreements applicable to single-family residential mortgage loans have terms of ten (10) years, while the shared-loss agreements applicable to all other Covered Assets provide for the sharing of losses for five (5) years, while requiring the Bank to reimburse the FDIC for any recoveries of such shared losses for a period of eight (8) years.

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

Acquisition of The First National Bank of Olathe
On August 12, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of FNBO headquartered in Olathe, Kansas, a national bank chartered by the Office of the Comptroller of the Currency.

The Company provided the FDIC with a Value Appreciation Instrument (“VAI”) whereby 1.0 million units were awarded to the FDIC at an exercise price of $13.59 per unit. The units were exercisable any time from August 19, 2011 until August 10, 2012. The units were exercised on October 31, 2011 at a settlement price of $15.8393. A cash payment of approximately $2.2 million was made to the FDIC on November 1, 2011.

In connection with the acquisition, the Bank entered into shared-loss agreements with the FDIC that cover approximately $388.2 million of Covered Assets. Pursuant to the terms of the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses up to $112.6 million, 0% of losses between $112.6 million and $148.9 million and 80% of losses in excess of $148.9 million with respect to Covered Assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the shared-loss agreements.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Bank initially recorded the tangible assets and liabilities at their preliminary fair value.  Subsequent to the initial fair value estimate, additional information was obtained on the credit quality of certain loans, the valuation of Other real estate, the valuation of certain Other assets, the FDIC clawback liability and Other liabilities as of the acquisition date which resulted in refinements to the initial fair value estimates. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

(in thousands)	Preliminary August 12, 2011 Amount	Refinements	Refined August 12, 2011 Amount
Cash and cash equivalents	$73,478	$—	$73,478
Securities available for sale	37,932	—	37,932
Other investments	4,563	—	4,563
Portfolio loans	171,037	415	171,452
Other real estate	44,179	(5,055)	39,124
FDIC receivable	36,674	12,544	49,218
FDIC loss share receivable	96,477	4,743	101,220
Goodwill	43,930	(17,218)	26,712
Core deposit intangible	7,905	—	7,905
Other assets	3,557	1,052	4,609
Total deposits	(508,941)	—	(508,941)
Federal Home Loan Bank Advances	(1,699)	—	(1,699)
Other liabilities	(9,092)	3,519	(5,573)

Acquisition of Legacy
On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy, a full service community bank that was headquartered in Scottsdale, Arizona. As part of the acquisition, the Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets.

The Company provided the FDIC with a VAI whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

In connection with the acquisition, the Bank also entered into a shared-loss agreement whereby the FDIC will reimburse the Bank for 80% of all losses incurred on Covered Assets.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Bank initially recorded the tangible assets and liabilities at their preliminary fair value. Subsequent to the initial fair value estimate, additional loans were deemed to be covered under the agreement which resulted in refinements to the initial fair value estimates. Management concluded that the impact of Legacy to the financial results was immaterial and therefore, presenting pro forma financial results was not necessary.

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

The Bank initially recorded the tangible assets and liabilities at their preliminary fair value.  Subsequent to the initial fair value estimate, additional information was obtained on the credit quality of certain loans and the valuation of Other real estate as of the acquisition date which resulted in refinements to the initial fair value estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and the impact of the fair value refinements.

(in thousands)	Preliminary December 11, 2009	Refinements	Refined December 11, 2009
Cash and cash equivalents	$3,542	$—	$3,542
Federal funds sold	11,563	—	11,563
Other investments	59	—	59
Portfolio loans	14,730	(1,135)	13,595
Other real estate	3,455	(1,289)	2,166
FDIC loss share receivable	8,519	1,849	10,368
Goodwill	953	1,111	2,064
Other assets	567	(536)	31
Deposits	(43,355)	—	(43,355)
Other liabilities	(33)	—	(33)

Other Acquisitions and Divestitures

Acquisition of Creve Coeur, Missouri branch
On October 21, 2011, the Bank purchased certain assets and assumed certain deposit liabilities from BankLiberty of Liberty, Missouri. The Bank assumed $43.0 million in deposits associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri. The deposits consisted of $2.6 million in demand deposits, $21.9 million in money market and other interest bearing deposits, and $18.6 million in certificates of deposit. The Bank also paid a deposit premium of $323,000 on these deposits and purchased $150,000 of personal property in the branch. The Bank executed a full-service sublease on approximately 6,556 square feet at the above address. Enterprise will operate the location as a full-service branch of the Bank.

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

	Years ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net income (loss) from continuing operations	$25,423	$5,573	$(46,671)
Net (loss) from discontinued operations	—	—	(1,284)
Net income (loss)	25,423	5,573	(47,955)
Preferred stock dividend	(1,750)	(1,750)	(1,750)
Accretion of preferred stock discount	(774)	(717)	(664)
Net income (loss) available to common shareholders	$22,899	$3,106	$(50,369)

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	1,485	—	—
Net income available to common shareholders and assumed conversions	$24,384	$3,106	$(50,369)

Weighted average common shares outstanding	16,683	14,747	12,833
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	—	—
Additional dilutive common stock equivalents	23	—	—
Diluted common shares outstanding	18,145	14,747	12,833

Basic earnings (loss) per common share:
From continuing operations	$1.37	$0.21	$(3.82)
From discontinued operations	—	—	(0.10)
From continuing and discontinued operations	$1.37	$0.21	$(3.92)

Diluted earnings (loss) per common share:
From continuing operations	$1.34	$0.21	$(3.82)
From discontinued operations	—	—	(0.10)
From continuing and discontinued operations	$1.34	$0.21	$(3.92)

There were 899,493 common stock equivalents (including 324,074 common stock warrants) for fiscal year 2011; 2,707,424 common stock equivalents (including 324,074 common stock warrants) for fiscal year 2010; and 2,757,074 common stock equivalents (including 324,074 common stock warrants) for fiscal year 2009, which were excluded from the earnings per share calculations because their effect was anti-dilutive.

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

Common Stock Warrants
The common stock warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $16.20 per share (subject to certain anti-dilution adjustments). Assumptions were used in estimating the fair value of common stock warrants. The weighted average expected life of the common stock warrant represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company's stock. The following assumptions were used in estimating the fair value for the common stock warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.1%, an expected volatility of 47.3%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the common stock warrants was $3.0 million. As previously noted, based on the common stock warrants' fair value relative to the senior preferred stock fair value, $3.9 million of the $35.0 million of proceeds was recorded to Additional paid in capital in the December 31, 2011 and 2010 consolidated balance sheets.

NOTE 5 - INVESTMENTS

 Securities Available-for-Sale
The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$126,305	$678	$(66)	$126,917
Obligations of states and political subdivisions	38,489	1,729	(381)	39,837
Residential mortgage-backed securities	422,761	5,269	(1,602)	426,428
	$587,555	$7,676	$(2,049)	$593,182

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross UnrealizedLosses	Fair Value
Available for sale securities:
Obligations of U.S. Government agencies	$444	$9	$—	$453
Obligations of U.S. Government sponsored enterprises	32,880	9	(770)	32,119
Obligations of states and political subdivisions	18,486	45	(855)	17,676
Residential mortgage-backed securities	310,636	2,656	(1,994)	311,298
	$362,446	$2,719	$(3,619)	$361,546

At December 31, 2011 and 2010, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $287.8 million and $249.6 million at December 31, 2011 and 2010, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,019	$3,033
Due after one year through five years	79,198	79,841
Due after five years through ten years	78,195	79,692
Due after ten years	4,382	4,188
Residential mortgage-backed securities	422,761	426,428
	$587,555	$593,182

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$23,389	$66	$—	$—	$23,389	$66
Obligations of the state and political subdivisions	1,503	8	3,027	373	4,530	381
Residential mortgage-backed securities	86,954	1,598	4,203	4	91,157	1,602
	$111,846	$1,672	$7,230	$377	$119,076	$2,049

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$27,100	$770	$—	$—	$27,100	$770
Obligations of the state and political subdivisions	11,329	420	2,965	435	14,294	855
Residential mortgage-backed securities	133,893	1,994	—	—	133,893	1,994
	$172,322	$3,184	$2,965	$435	$175,287	$3,619

The unrealized losses at both December 31, 2011 and 2010, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2011, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	December 31,
(in thousands)	2011	2010	2009
Gross gains realized	$1,450	$1,987	$955
Gross losses realized	—	—	—
Proceeds from sales	84,456	126,987	48,949

Other Investments, At Cost
As a member of the FHLB system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $7.9 million is recorded at cost, and is included in other investments in the consolidated balance sheets, which represents redemption value. The Bank also has a $1.6 million investment in the FHLB of San Francisco. The remaining amounts in Other investments include the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 11-Subordinated Debentures) and various private equity investments.

NOTE 6 - PORTFOLIO LOANS

Below is a summary of loans by category at December 31, 2011 and 2010:

	December 31, 2011
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$140,147	$65,990	$206,137
Commercial real estate - Investor Owned	477,154	75,093	552,247
Commercial real estate - Owner Occupied	334,416	63,101	397,517
Residential real estate	171,034	56,828	227,862
Total real estate loans	$1,122,751	$261,012	$1,383,763
Commercial and industrial	763,202	36,423	799,625
Consumer & other	11,459	3,175	14,634
Portfolio Loans	$1,897,412	$300,610	$2,198,022
Unearned loan costs, net	(338)	—	(338)
Portfolio loans, including net unearned loan costs	$1,897,074	$300,610	$2,197,684

	December 31, 2010
(in thousands)	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate Loans:
Construction and land development	$190,285	$32,374	$222,659
Commercial real estate - Investor Owned	444,724	39,850	484,574
Commercial real estate - Owner Occupied	331,544	29,803	361,347
Residential real estate	189,484	9,589	199,073
Total real estate loans	$1,156,037	$111,616	$1,267,653
Commercial and industrial	593,938	9,477	603,415
Consumer & other	16,308	477	16,785
Portfolio Loans	$1,766,283	$121,570	$1,887,853
Unearned loan costs, net	68	—	68
Portfolio loans, including net unearned loan costs	$1,766,351	$121,570	$1,887,921

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

Following is a summary of activity for the years ended December 31, 2011, 2010, and 2009 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability.

(in thousands)	2011	2010	2009
Balance at beginning of year	$13,887	$9,240	$6,047
New loans and advances	9,927	6,411	5,571
Payments and other reductions	(10,401)	(1,764)	(2,378)
Balance at end of year	$13,413	$13,887	$9,240

A summary of activity in the allowance for loan losses and the recorded investment in loans by portfolio class and category based on impairment method for the years ended December 31, 2011 and 2010 is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Portfolio loans covered under FDIC loss share	Total
Balance at December 31, 2011
Allowance for Loan Losses:
Balance, beginning of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Provision charged to expense	4,123	1,878	2,181	7,652	(244)	(136)	(2,154)	2,803	16,103
Losses charged off	5,488	955	1,474	10,627	1,613	5	—	1,168	21,330
Recoveries	583	314	415	415	303	62	—	—	2,092
Balance, end of year	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$1,635	$39,624
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,214	$1,377	$2,315	$2,927	$896	$—	$—	$—	$10,729
Collectively evaluated for impairment	8,731	4,920	4,436	2,920	3,035	14	3,204	1,635	28,895
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$1,635	$39,624
Loans - Ending Balance:
Individually evaluated for impairment	$5,634	$4,572	$11,127	$14,767	$5,522	$—	$—	$—	$41,622
Collectively evaluated for impairment	757,568	329,844	466,027	125,380	165,512	11,121	—	3,489	1,858,941
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	297,121	297,121
Total	$763,202	$334,416	$477,154	$140,147	$171,034	$11,121	$—	$300,610	$2,197,684

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Portfolio loans covered under FDIC loss share	Total
Balance at December 31, 2010
Allowance for Loan Losses:
Balance, beginning of year	$9,715	$5,992	$13,608	$4,289	$3,859	$45	$5,487	$—	$42,995
Provision charged to expense	6,720	(86)	5,656	15,952	5,481	141	(129)	—	33,735
Losses charged off	3,865	846	14,636	12,148	4,391	274	—	—	36,160
Recoveries	157	—	1,001	314	536	181	—	—	2,189
Balance, end of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,434	$219	$1,457	$650	$2,368	$—	$—	$—	$9,128
Collectively evaluated for impairment	8,293	4,841	4,172	7,757	3,117	93	5,358	—	33,631
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$—	$42,759
Loans - Ending Balance:
Individually evaluated for impairment	$11,276	$2,024	$10,935	$9,934	$12,188	$—	$—	$—	$46,357
Collectively evaluated for impairment	582,662	329,520	433,789	180,351	177,296	16,376	—	350	1,720,344
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	121,220	121,220
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$—	$121,570	$1,887,921

A summary of loans individually evaluated for impairment by category at December 31, 2011 and 2010 is as follows:

	December 31, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$7,517	$128	$5,506	$5,634	$3,214	$6,571
Real Estate:
Commercial - Owner Occupied	5,099	—	4,572	4,572	1,377	2,711
Commercial - Investor Owned	15,676	914	10,213	11,127	2,315	10,562
Construction and land development	19,685	1,628	13,139	14,767	2,927	16,114
Residential	6,465	2,211	3,311	5,522	896	9,588
Consumer & Other	—	—	—	—	—	—
Total	$54,442	$4,881	$36,741	$41,622	$10,729	$45,546

	December 31, 2010
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$11,591	$412	$10,864	$11,276	$4,434	$5,848
Real Estate:
Commercial - Owner Occupied	2,668	1,044	980	2,024	219	3,890
Commercial - Investor Owned	15,024	1,960	8,975	10,935	1,457	15,122
Construction and land development	13,391	5,388	4,546	9,934	650	16,898
Residential	12,390	2,650	9,538	12,188	2,368	5,721
Consumer & Other	—	—	—	—	—	92
Total	$55,064	$11,454	$34,903	$46,357	$9,128	$47,571

There was one loan over 90 days past due and still accruing interest at December 31, 2011, and no loans over 90 days past due and still accruing interest at December 31, 2010 or 2009. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $3.0 million, $3.5 million, and $3.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The cash amount collected and recognized as interest income on impaired loans was $513,000, $78,000, and $112,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $429,000, $150,000, and $16,000 for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 there were $1.3 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $257,000 for estimated losses attributable to the unadvanced commitments on impaired loans. At December 31, 2010 there were $1.4 million of unadvanced commitments on impaired loans. Other liabilities include approximately $280,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired loans by category at December 31, 2011 and 2010 is as follows:

	December 31, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,475	$1,159	$—	$5,634
Real Estate:
Commercial - Investor Owned	6,647	4,480	—	11,127
Commercial - Owner Occupied	4,129	443	—	4,572
Construction and land development	10,335	3,677	755	14,767
Residential	5,299	223	—	5,522
Consumer & Other	—	—	—	—
Total	$30,885	$9,982	$755	$41,622

	December 31, 2010
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$11,276	$—	$—	$11,276
Real Estate:
Commercial - Investor Owned	10,516	419	—	10,935
Commercial - Owner Occupied	2,024	—	—	2,024
Construction and land development	9,352	582	—	9,934
Residential	5,309	6,879	—	12,188
Consumer & Other	—	—	—	—
Total	$38,477	$7,880	$—	$46,357

The recorded investment by category for the loans meeting the definition of troubled debt restructures at December 31, 2011 is as follows:

	Year ended December 31, 2011
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	5	$2,102	$1,159
Real Estate:
Commercial - Owner Occupied	1	443	443
Commercial - Investor Owned	1	4,365	4,480
Construction and land development	2	4,341	3,677
Residential	1	223	223
Consumer & Other	—	—	—
Total	10	$11,474	$9,982

The restructured loans resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2011, the Company has allocated $1.7 million of specific reserves to the loans that have been restructured. At December 31, 2011, the Company has a commitment to lend an additional $1.3 million to customers with outstanding loans that has been classified as restructured and has allocated a $250,000 specific reserve to these loans.

The recorded investment by category for the loans that have been restructured and subsequently defaulted during 2011 is as follows:

	Year ended December 31, 2011
(in thousands, except for number of loans)	Number of Loans	Recorded Balance
Commercial & Industrial	—	$—
Real Estate:
Commercial - Owner Occupied	—	—
Commercial - Investor Owned	1	418
Construction and land development	2	597
Residential	1	563
Consumer & Other	—	—
Total	4	$1,578

The aging of the recorded investment in past due loans by portfolio class and category at December 31, 2011 and 2010 is shown below.

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$4,521	$792	$5,313	$757,889	$763,202
Real Estate:
Commercial - Owner Occupied	1,945	1,522	3,467	330,949	334,416
Commercial - Investor Owned	2,308	4,209	6,517	470,637	477,154
Construction and land development	1,356	9,786	11,142	129,005	140,147
Residential	299	4,137	4,436	166,598	171,034
Consumer & Other	—	—	—	11,121	11,121
Total	$10,429	$20,446	$30,875	$1,866,199	$1,897,074

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$879	$9,867	$10,746	$25,677	$36,423
Real Estate:
Commercial - Owner Occupied	1,438	9,684	11,122	51,979	63,101
Commercial - Investor Owned	2,530	7,021	9,551	65,542	75,093
Construction and land development	2,842	28,745	31,587	34,403	65,990
Residential	1,634	3,341	4,975	51,853	56,828
Consumer & Other	236	7	243	2,932	3,175
Total	$9,559	$58,665	$68,224	$232,386	$300,610

Portfolio loans, total
Commercial & Industrial	$5,400	$10,659	$16,059	$783,566	$799,625
Real Estate:
Commercial - Owner Occupied	3,383	11,206	14,589	382,928	397,517
Commercial - Investor Owned	4,838	11,230	16,068	536,179	552,247
Construction and land development	4,198	38,531	42,729	163,408	206,137
Residential	1,933	7,478	9,411	218,451	227,862
Consumer & Other	236	7	243	14,053	14,296
Total	$19,988	$79,111	$99,099	$2,098,585	$2,197,684

	December 31, 2010
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Portfolio loans not covered under FDIC loss share
Commercial & Industrial	$5,938	$3,557	$9,495	$584,443	$593,938
Real Estate:
Commercial - Owner Occupied	914	1,583	2,497	329,047	331,544
Commercial - Investor Owned	2,692	4,348	7,040	437,684	444,724
Construction and land development	802	6,876	7,678	182,607	190,285
Residential	2,496	2,518	5,014	184,470	189,484
Consumer & Other	3	—	3	16,373	16,376
Total	$12,845	$18,882	$31,727	$1,734,624	$1,766,351

Portfolio loans covered under FDIC loss share
Commercial & Industrial	$777	$258	$1,035	$8,442	$9,477
Real Estate:
Commercial - Owner Occupied	56	5,550	5,606	24,197	29,803
Commercial - Investor Owned	3,471	1,888	5,359	34,491	39,850
Construction and land development	—	25,844	25,844	6,530	32,374
Residential	679	735	1,414	8,175	9,589
Consumer & Other	190	—	190	287	477
Total	$5,173	$34,275	$39,448	$82,122	$121,570

Portfolio loans, total
Commercial & Industrial	$6,715	$3,815	$10,530	$592,885	$603,415
Real Estate:
Commercial - Owner Occupied	970	7,133	8,103	353,244	361,347
Commercial - Investor Owned	6,163	6,236	12,399	472,175	484,574
Construction and land development	802	32,720	33,522	189,137	222,659
Residential	3,175	3,253	6,428	192,645	199,073
Consumer & Other	193	—	193	16,660	16,853
Total	$18,018	$53,157	$71,175	$1,816,746	$1,887,921

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

The recorded investment by risk category of the loans by portfolio class and category at December 31, 2011, which is based upon the most recent analysis performed, and 2010 is as follows:

	December 31, 2011
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$104,319	$9,379	$6,662	$1,290	$1,943	$2,827	$126,420
Above Average (4)	52,673	59,662	32,592	8,209	13,703	1,597	168,436
Average (5)	386,315	163,067	284,677	47,899	120,200	6,487	1,008,645
Below Average (6)	139,932	44,694	81,755	33,888	12,463	201	312,933
Watch (7)	50,197	40,207	56,370	27,056	4,814	9	178,653
Substandard (8)	27,229	16,225	14,894	21,461	16,419	—	96,228
Doubtful (9)	2,537	1,182	204	344	1,492	—	5,759
Total	$763,202	$334,416	$477,154	$140,147	$171,034	$11,121	$1,897,074

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$501	$294	$1,606	$97	$11,142	$589	$14,229
Above Average (4)	1,066	2,885	69	602	5,510	59	10,191
Average (5)	12,205	31,140	40,975	13,938	24,819	2,381	125,458
Below Average (6)	1,838	6,981	1,217	419	1,305	128	11,888
Watch (7)	2,479	3,638	4,498	7,736	4,766	—	23,117
Substandard (8)	18,334	18,099	26,280	41,013	8,751	11	112,488
Doubtful (9)	—	64	448	2,185	535	7	3,239
Total	$36,423	$63,101	$75,093	$65,990	$56,828	$3,175	$300,610

Portfolio loans, total
Outstanding (1-3)	$104,820	$9,673	$8,268	$1,387	$13,085	$3,416	$140,649
Above Average (4)	53,739	62,547	32,661	8,811	19,213	1,656	178,627
Average (5)	398,520	194,207	325,652	61,837	145,019	8,868	1,134,103
Below Average (6)	141,770	51,675	82,972	34,307	13,768	329	324,821
Watch (7)	52,676	43,845	60,868	34,792	9,580	9	201,770
Substandard (8)	45,563	34,324	41,174	62,474	25,170	11	208,716
Doubtful (9)	2,537	1,246	652	2,529	2,027	7	8,998
Total	$799,625	$397,517	$552,247	$206,137	$227,862	$14,296	$2,197,684

	December 31, 2010
(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Portfolio loans not covered under FDIC loss share
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$5,930	$127,519
Above Average (4)	48,745	68,443	31,826	8,549	17,400	2,264	177,227
Average (5)	252,938	149,773	259,937	80,400	127,587	7,722	878,357
Below Average (6)	135,174	46,080	91,385	27,931	10,900	117	311,587
Watch (7)	26,549	33,374	38,680	32,519	8,272	9	139,403
Substandard (8)	34,512	14,634	15,812	39,744	23,759	334	128,795
Doubtful (9)	3,080	101	238	—	44	—	3,463
Total	$593,938	$331,544	$444,724	$190,285	$189,484	$16,376	$1,766,351

Portfolio loans covered under FDIC loss share
Outstanding (1-3)	$—	$—	$—	$—	$—	$77	$77
Above Average (4)	—	—	—	—	105	—	105
Average (5)	3,902	8,287	13,951	1,253	4,047	357	31,797
Below Average (6)	4,719	7,486	7,485	1,483	2,584	43	23,800
Watch (7)	62	3,219	6,943	337	1,351	—	11,912
Substandard (8)	794	10,811	9,209	22,160	1,142	—	44,116
Doubtful (9)	—	—	2,262	7,141	360	—	9,763
Total	$9,477	$29,803	$39,850	$32,374	$9,589	$477	$121,570

Portfolio loans, total
Outstanding (1-3)	$92,940	$19,139	$6,846	$1,142	$1,522	$6,007	$127,596
Above Average (4)	48,745	68,443	31,826	8,549	17,505	2,264	177,332
Average (5)	256,840	158,060	273,888	81,653	131,634	8,079	910,154
Below Average (6)	139,893	53,566	98,870	29,414	13,484	160	335,387
Watch (7)	26,611	36,593	45,623	32,856	9,623	9	151,315
Substandard (8)	35,306	25,445	25,021	61,904	24,901	334	172,911
Doubtful (9)	3,080	101	2,500	7,141	404	—	13,226
Total	$603,415	$361,347	$484,574	$222,659	$199,073	$16,853	$1,887,921

Portfolio loans covered under FDIC loss share
Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income, prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired loans that have common risk characteristics are aggregated into pools. The Company re-measures contractual and expected cash flows, at the pool-level, on a quarterly basis.

Inputs to the determination of expected cash flows include contractual cash flows, cumulative default and prepayment data as well as loss severity and recovery lag information. Cumulative default and prepayment data are calculated via a transition matrix. The transition matrix is a matrix of probability values that specifies the probability of a loan pool transitioning into a loss given its delinquency state (e.g. 0-30 days past due, 31 to 60 days, etc.) at the re-measurement date. Loss severity factors are based upon industry data along with actual charge-off data within the loan pools and recovery lags are based upon experience with the collateral within the loan pools.

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.

Changes in the accretable yield for purchased loans were as follows for the years ended December 31, 2011 and 2010:

(in thousands)	December 31, 2011	December 31, 2010
Balance at beginning of period	$46,460	$3,708
Additions	40,380	50,027
Accretion	(23,792)	(7,275)
Other	287	—
Balance at end of period	$63,335	$46,460

Outstanding balances on purchased loans from the FDIC were $496.2 million and $219.5 million as of December 31, 2011 and 2010, respectively. In 2011, the Bank received payments of $41.4 million for loss share claims under the terms of the FDIC shared-loss agreements.

The following tables present information regarding the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the following 2011 acquisitions, at the closing date of the transaction:

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

These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. A significant portion of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral. At December 31, 2011, there was $1.6 million of allowance for credit losses on purchased loans related to FDIC-assisted transactions.

The determination of the initial fair value of loans and other real estate acquired in the transaction and the initial fair value of the related FDIC loss share receivable involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. To the extent the actual values realized for the acquired loans are different from the estimate, the FDIC loss share receivable will generally be affected in an offsetting manner due to the indemnification obligations of the FDIC, thus limiting the Company's loss exposure.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At December 31, 2011 and 2010, the Company did not have any derivatives designated as cash flow or fair value hedges.

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

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure are the unrealized gains, if any, on such derivative contracts. As collateral in connection with our interest rate swap agreements, at December 31, 2011, the Company had pledged cash of $2.7 million. At December 31, 2010, the Company had accepted cash of $530,000, pledged cash of $1.5 million, and accepted pledged securities of $2.2 million. At December 31, 2009, the Company had pledged cash of $1.5 million.

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
The Company reclassified $638,500 from Accumulated other comprehensive income in the consolidated statement of shareholders' equity and comprehensive income into Noninterest income in the consolidated statement of operations for the year ended December 31, 2008. The Company reclassified $162,000 and $242,000 of remaining hedge-related amounts from Accumulated other comprehensive income to operations in 2011 and 2010, respectively. At December 31, 2011, there are no additional amounts remaining in Accumulated other comprehensive income that will be reclassified into operations.
On February 4, 2009, the swaps were terminated. The Company received cash of $861,000, and realized a loss of $530,000. The loss was included in Miscellaneous income in the 2009 consolidated statement of operations.
The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate cap contracts	$80,050	$314,300	$94	$528	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the consolidated statements of operations for 2011, 2010 and 2009.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2011	2010	2009
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(435)	$(1,340)	$573
Interest rate swap contracts	Miscellaneous income	162	242	(282)

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Non-designated hedging instruments
Interest rate swap contracts	$65,077	$109,012	$1,095	$1,514	$1,796	$2,607

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the consolidated statements of operations for 2011, 2010 and 2009.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2011	2010	2009
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(620)	$(594)	$(579)

NOTE 8 - FIXED ASSETS

A summary of fixed assets at December 31, 2011 and 2010, is as follows:

	December 31,
(in thousands)	2011	2010
Land	$2,236	$2,236
Buildings and leasehold improvements	22,370	21,989
Furniture, fixtures and equipment	13,231	12,579
Capitalized software	200	211
	38,037	37,015
Less accumulated depreciation and amortization	19,051	16,516
Total fixed assets	$18,986	$20,499

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures, equipment and capitalized software included in noninterest expense amounted to $2.7 million, $2.9 million, and $3.6 million in 2011, 2010, and 2009, respectively.

The Company has facilities leased under agreements that expire in various years through 2028. The Company's aggregate rent expense totaled $3.0 million, $2.5 million, and $2.4 million in 2011, 2010, and 2009, respectively. Sublease rental income was $150,000, $126,000, and $122,500 for 2011, 2010, and 2009, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2012	2,419
2013	1,946
2014	1,934
2015	1,784
2016	2,772
Thereafter	9,850
Total	$20,705

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The table below presents a summary of the goodwill for the years ended December 31, 2011, 2010 and 2009.

	Reporting Unit
(in thousands)	Millennium	Banking	Total
Balance at January 1, 2009	$3,134	$45,378	$48,512
Goodwill impairment related to Banking operating unit	—	(45,378)	(45,378)
Goodwill from purchase of Valley Capital Bank	—	2,064	2,064
Reclassification to assets held for sale	(3,134)	—	(3,134)
Balance at December 31, 2009	—	2,064	2,064
Balance at December 31, 2010	—	2,064	2,064
Goodwill from purchase of Legacy Bank	—	1,558	1,558
Goodwill from purchase of The First National Bank of Olathe	—	26,712	26,712
Balance at December 31, 2011	$—	$30,334	$30,334

Due primarily to the deterioration in the general economic environment and the resulting decline in the Company's share price and market capitalization, at March 31, 2009, the impairment analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit, which resulted in a non-cash goodwill impairment charge of $45.4 million, thus eliminating all goodwill in the Banking operating unit at that time. This impairment charge did not reduce the Company's regulatory capital or cash flows. The Company also tested the Banking reporting unit core deposit intangibles for impairment and determined there was no impairment.

The annual goodwill impairment evaluation in 2010 and 2011 did not identify any impairment at the Banking unit.

The table below presents a summary of the intangible assets for the years ended December 31, 2011, 2010 and 2009.

(in thousands)	Customer and Trade Name Intangibles	Core Deposit Intangible	Net Intangible
Balance at January 1, 2009	$1,379	$2,125	$3,504
Reclassification to assets held for sale	(783)	—	(783)
Amortization expense	(596)	(482)	(1,078)
Balance at December 31, 2009	—	1,643	1,643
Amortization expense	—	(420)	(420)
Balance at December 31, 2010	—	1,223	1,223
Intangibles from purchase of Legacy Bank	—	833	833
Intangibles from purchase of The First National Bank of Olathe	—	7,905	7,905
Intangibles from purchase of Bank Liberty	—	323	323
Amortization expense	—	(999)	(999)
Balance at December 31, 2011	$—	$9,285	$9,285

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2011.

Year	Core Deposit Intangible
2012	$1,879
2013	1,653
2014	1,426
2015	1,199
2016	973
After 2016	2,155
$9,285

NOTE 10 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2011:

(in thousands)	$100,000 and Over	Other	Total
Less than 1 year	$278,326	$153,035	$431,361
Greater than 1 year and less than 2 years	126,484	46,619	173,103
Greater than 2 years and less than 3 years	24,211	21,927	46,138
Greater than 3 years and less than 4 years	73,087	24,527	97,614
Greater than 4 years and less than 5 years	48,427	20,218	68,645
Over 5 years	—	60	60
	$550,535	$266,386	$816,921

NOTE 11 - SUBORDINATED DEBENTURES

The Corporation has nine unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities.

The amounts and terms of each respective issuance at December 31, 2011 and 2010 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2011	2010
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Fixed for 5 years @ 6.573%(1)
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	25,774	25,774	December 15, 2038	December 15, 2013	Fixed @ 9%
Total trust preferred securities	82,581	82,581

Bank Subordinated notes	2,500	2,500	October 1, 2018	October 1, 2013	Fixed @ 10%
Total Subordinated debentures	$85,081	$85,081

(1) After the March 2012 payment, floats @ 3MO LIBOR + 1.60%

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

The trust preferred securities issued through EFSC Capital Trust VIII are convertible into 1,439,263 shares of the Company's common stock at a conversion price of $17.37. After December 15, 2010, if the Company's common stock price per share exceeds $22.58 for 20 consecutive trading days, upon written notice, the Company can force the holders to convert or lose their conversion rights. An entity managed and controlled by a former member of the Company's Board of Directors purchased $5.0 million of the convertible trust preferred securities of EFSC Capital Trust VIII on December 12, 2008. Certain current directors still have a nominal interest in this entity.

NOTE 12 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2011 and 2010, the carrying value of the loans pledged to the FHLB of Des Moines was $469.0 million and $434.0 million, respectively. The secured line of credit had availability of approximately $139.4 million at December 31, 2011.

Enterprise also has a $7.9 million investment in the capital stock of the FHLB of Des Moines and a $1.6 million investment in the capital stock of the FHLB of San Francisco at December 31, 2011.

The following table summarizes the type, maturity and rate of the Company's FHLB advances at December 31:

		2011		2010
(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Long term non-amortizing fixed advance	less than 1 year	$22,000	2.90%	$5,300	2.04%
Long term non-amortizing fixed advance	1 - 2 years	—	—%	22,000	2.90%
Long term non-amortizing fixed advance	3 - 4 years	10,000	4.53%	—	—%
Long term non-amortizing fixed advance	4 - 5 years	—	—%	10,000	4.53%
Long term non-amortizing fixed advance	5 - 10 years	70,000	3.37%	70,000	3.37%
Total Federal Home Loan Bank Advances		$102,000	3.38%	$107,300	3.32%

All FHLB advances have fixed interest rates. At December 31, 2011, all of the advances are pre-payable by the Company at anytime, subject to prepayment penalties. Of the advances with a term of five to ten years, $70.0 million were callable by the FHLB as of December 31, 2011. In addition to the above advances, at December 31, 2011, the Company also had used $24.7 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 13 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2011	2010
Securities sold under repurchase agreements	$154,545	$119,333

Average balance during the year	$103,392	$58,737
Maximum balance outstanding at any month-end	154,545	119,333
Weighted average interest rate during the year	0.42%	0.45%
Weighted average interest rate at December 31	0.45%	0.44%

Federal Reserve line
The Bank also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes. As of December 31, 2011, approximately $379.6 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating approximately $622.3 million.

NOTE 14 - LITIGATION AND OTHER CLAIMS

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

On June 6, 2011, the Bank filed a Motion to Dismiss the Complaint. On July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of it's criminal case against two of the individual defendants. The stay was granted on August 4, 2011. On October 31, 2011, the court granted the Bank's motion to dismiss the plaintiffs claims that the Bank violated RICO and that the Bank breached its fiduciary duties to the plaintiffs. The court granted the plaintiffs leave to amend the dismissed claims. However, the court denied the Bank's motion to dismiss the claims that the Bank conspired with others to violate RICO, breached its agreements with the plaintiffs and that the Bank was negligent in performing its duties as custodian of the IRAs that held the Distinctive Notes. As a result of the stay, all discovery in the case may be put on hold for the duration of the criminal proceedings; however, further procedural actions may continue to be ruled upon by the court. On January 2, 2012, the plaintiffs filed their second amended complaint which reasserts the claim that the Bank violated RICO, however the claim of breach of fiduciary duty was not reasserted. Criminal proceedings in the case began on March 19, 2012. After a four week trial, the jury found Sigillito guilty of 20 counts of wire fraud, mail fraud, and conspiracy and money laundering. Following the verdict, the Judge lifted the stay and has scheduled a Rule 16 conference in the civil case for May 31, 2012. The Court is expected to set the case for trial at the Rule 16 conference.

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

On June 16, 2011, the Bank filed a motion to compel arbitration and stay proceedings in the Circuit Court. On July 11, 2011, the U.S. Attorney's Office moved to intervene in this case as well for purposes of seeking a stay of certain discovery pending completion of the above described criminal proceedings. The Court never formally issued a stay order; however, the conclusion of the criminal trial on April 13, 2012, renders the U.S. Attorney's motion moot. The Court has granted the Bank's motion to compel arbitration and stay proceedings and has scheduled a Case Management Conference for May 10, 2012.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company is unable to estimate a reasonably possible loss for the case because the proceeding is in an early stage and there are significant factual issues to be determined and resolved. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2011 and 2010, that the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$306,996	13.78%	$178,237	8.00%	$—	—%
Enterprise Bank & Trust	267,717	12.06	177,565	8.00	221,956	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	276,275	12.40	89,118	4.00	—	—
Enterprise Bank & Trust	237,326	10.69	88,783	4.00	133,174	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	276,275	8.26	100,387	3.00	—	—
Enterprise Bank & Trust	237,326	7.09	100,387	3.00	167,311	5.00

As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$285,226	14.11%	$161,691	8.00%	$—	—%
Enterprise Bank & Trust	251,149	12.51	160,642	8.00	200,802	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	237,099	11.73	80,845	4.00	—	—
Enterprise Bank & Trust	223,330	11.12	80,321	4.00	120,481	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	237,099	8.99	79,127	3.00	—	—
Enterprise Bank & Trust	223,330	8.51	78,707	3.00	131,179	5.00

NOTE 16 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights ("SSARs"), and restricted stock units (“RSUs”), as designated by the Company's Board of Directors upon the recommendation of the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. During 2011, share-based compensation was issued in the form of restricted stock. There were no options or SSARs granted in 2011. At December 31, 2011, there were 637,241 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $1.8 million, $2.3 million, and $2.2 million for the years ended December 31, 2011, 2010, and 2009 respectively. The total income tax expense recognized in Additional paid in capital for share-based compensation arrangements was $53,000, $494,000, and $338,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

	2011	2010	2009
Risk-free interest rate	NA	2.1%	2.5%
Expected dividend rate	NA	0.6%	0.6%
Expected volatility	NA	56.8%	54.8%
Expected term	NA	6 years	6 years

Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. In 2007, the Company began granting SSARs to key employees. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2011, there was $898,000 of total unrecognized compensation cost related to SSARs which is expected to be recognized over a weighted average period of 2.3 years. Various information related to the stock options and SSARs is shown below.

(in thousands, except grant date fair value)	2011	2010	2009
Weighted average grant date fair value of options and SSARs	NA	$10.24	$8.99
Compensation expense	911	908	896
Intrinsic value of option exercises on date of exercise	132	—	1
Cash received from the exercise of stock options	889	—	15

Following is a summary of the employee stock option and SSAR activity for 2011.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	902,932	$15.71
Granted	—	—
Exercised	(75,112)	11.83
Forfeited	(28,836)	14.31
Outstanding at December 31, 2011	798,984	$16.13	4.9 years	$—
Exercisable at December 31, 2011	624,121	$16.85	4.1 years	$—
Vested and expected to vest at December 31, 2011	708,365	$15.67	4.9 years	$—

Restricted Stock Units (“RSU”)
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over five years. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2011	2010	2009
Compensation expense	$555	$1,038	$1,138
Total fair value at vesting date	331	389	417
Total unrecognized compensation cost for nonvested stock units	273	827	1,879
Expected years to recognize unearned compensation	0.9 years	1.6 years	2.2 years

A summary of the status of the Company's RSU awards as of December 31, 2011 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	36,173	$22.43
Granted	—	—
Vested	(22,111)	23.10
Forfeited	(1,512)	21.58
Outstanding at December 31, 2011	12,550	$21.38

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing shares of common stock to non-employee directors as compensation in lieu of cash. The plan was approved by the shareholders and allows up to 100,000 shares to be awarded. At December 31, 2011, there were 19,622 shares of stock were available for issuance under the Stock Plan for Non-Management Directors. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In 2011, the Company issued 19,830 shares of stock at a weighted average fair value of $12.90 per share. In 2010, the Company issued 25,888 shares of stock at a weighted average fair value of $9.93 per share. In 2009, the Company issued 17,015 shares of stock at a weighted average fair value of $9.86 per share. The Company recognized $256,000, $257,000 and $168,000 of stock-based compensation expense for the shares issued to the directors in 2011, 2010 and 2009, respectively.

Employee Stock Issuance
Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over five years. The Company recognized $29,700 and $51,700 of stock-based compensation expense for the shares issued to the employees in 2011 and 2010, respectively. The Company issued 6,724 and 8,999 shares in 2011 and 2010, respectively.

In conjunction with the Company’s short-term incentive plan, the Company issued 14,329 and 13,660 restricted shares to certain key employees in 2011 and 2010, respectively. The compensation expense related to these shares was expensed in 2011 and 2010, respectively. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

Following is a summary of the Moneta stock option activity for 2011.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	26,105	$13.58
Granted	—	—
Exercised	(9,217)	11.70
Forfeited	(8,792)	15.50
Outstanding at December 31, 2011	8,096	$13.65	0.5 years	$9
Exercisable at December 31, 2011	8,096	$13.65	0.5 years	$9

401(k) plans
Effective January 1, 1993, the Company adopted a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $1.1 million, $468,000 and $349,000 for 2011, 2010, and 2009, respectively. Approximately $320,000 of the 2011 expense is related to an accrual for the Internal Revenue Service ("IRS") Voluntary Correction Program. Upon approval by the IRS, this payment will be made to the 401(k) plan participants.

NOTE 17-INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$10,775	$(44)	$(383)
State and local	1,907	101	(433)
Deferred	(733)	766	(2,545)
Total income tax expense (benefit)	$11,949	$823	$(3,361)

Income tax expense (benefit) is included in the financial statements as follows:
Continuing operations	$11,949	$823	$(2,650)
Discontinued operations	—	—	(711)
Total income tax expense (benefit)	$11,949	$823	$(3,361)

A reconciliation of expected income tax (benefit) expense, computed by applying the statutory federal income tax rate of 35% in 2011, 2010, and 2009 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2011	2010	2009
Income tax expense (benefit) at statutory rate	$13,080	$2,239	$(17,961)
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(717)	(527)	(597)
Goodwill write off	—	—	15,882
State and local income taxes, net	994	67	(282)
Non-deductible expenses	65	292	187
Federal income tax credits	(749)	(749)	—
Change in estimated rate for deferred taxes	(1,180)	—	—
Other, net	456	(499)	(590)
Total income tax expense (benefit)	$11,949	$823	$(3,361)

A net deferred income tax asset of $16.0 million and $17.7 million is included in other assets in the consolidated balance sheets at December 31, 2011 and 2010, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$15,414	$15,564
Asset purchase tax basis difference, net	52,881	32,751
Basis difference on other real estate	1,382	2,740
Deferred compensation	2,272	1,723
Goodwill and other intangible assets	18,341	227
Tax credit carryforwards	—	497
Unrealized losses on securities available for sale	—	223
Other, net	347	206
State valuation allowance	(320)	—
Total deferred tax assets	$90,317	$53,931

Deferred tax liabilities:
FDIC loss guarantee receivable, net	$66,606	$33,812
Unrealized gains on securities available for sale	2,189	—
State tax credits held for sale, net of economic hedge	1,903	1,674
Core deposit intangibles	3,487	445
Office equipment and leasehold improvements	87	320
Total deferred tax liabilities	74,272	36,251
Net deferred tax asset	$16,045	$17,680

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal income taxes as of December 31, 2011 or December 31, 2010. Management believes it is more likely than not that the results of future operations will generate sufficient federal taxable income to realize the deferred federal tax assets. The Company had a state valuation allowance of $320,000 as of December 31, 2011 and $0 as of December 31, 2010.

The Company, or one of its subsidiaries, files income tax returns in the federal jurisdiction and in six states. With few exceptions, the Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2008. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of December 31, 2011, the Company had approximately $114,000 accrued for interest and penalties.

As of December 31, 2011, the gross amount of unrecognized tax benefits was $1.1 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $741,000. As of December 31, 2010 and 2009, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $861,000 and $946,000, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $305,000 as a result of a lapse of statue of limitations.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2011	2010	2009
Balance at beginning of year	$4,003	$1,337	$1,690
Additions based on tax positions related to the current year	311	270	142
Additions for tax positions of prior years	38	2,884	180
Reductions for tax positions of prior years	(2,849)	—	—
Settlements or lapse of statute of limitations	(446)	(488)	(675)
Balance at end of year	$1,057	$4,003	$1,337

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2011 there were $1.3 million of unadvanced commitments on impaired loans. Other liabilities include approximately $257,000 for estimated losses attributable to the unadvanced commitments on impaired loans. At December 31, 2010 there were $1.4 million of unadvanced commitments on impaired loans. Other liabilities include approximately $280,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2011 and 2010 are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Commitments to extend credit	$547,657	$429,411
Standby letters of credit	43,973	42,113

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at December 31, 2011 and December 31, 2010, approximately $75.7 million and $67.0 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at December 31, 2011.

Contingencies
See Note 14 - Litigation and Other Claims for information on contingencies.

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$—	$126,917	$—	$126,917
Obligations of states and political subdivisions	—	36,810	3,027	39,837
Residential mortgage-backed securities	—	422,692	3,736	426,428
Total securities available for sale	$—	$586,419	$6,763	$593,182
Portfolio loans	—	14,270	—	14,270
State tax credits held for sale	—	—	26,350	26,350
Derivative financial instruments	—	1,189	—	1,189
Total assets	$—	$601,878	$33,113	$634,991

Liabilities
Derivative financial instruments	$—	$1,796	$—	$1,796
Total liabilities	$—	$1,796	$—	$1,796

	December 31, 2010
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government agencies	$—	$453	$—	$453
Obligations of U.S. Government sponsored enterprises	—	27,564	4,555	32,119
Obligations of states and political subdivisions	—	14,711	2,965	17,676
Residential mortgage-backed securities	—	311,298	—	311,298
Total securities available for sale	$—	$354,026	$7,520	$361,546
Portfolio loans	—	16,068	—	16,068
State tax credits held for sale	—	—	31,576	31,576
Derivative financial instruments	—	2,042	—	2,042
Total assets	$—	$372,136	$39,096	$411,232

Liabilities
Derivative financial instruments	$—	$2,607	$—	$2,607
Total liabilities	$—	$2,607	$—	$2,607

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. At December 31, 2011, Level 3 securities available for sale include three Auction Rate Securities, a municipal bond issued by a school district and a newly issued residential mortgage-backed security.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At December 31, 2011, of the $50.4 million of state tax credits held for sale on the consolidated balance sheet, approximately $26.4 million were carried at fair value. The remaining $24.0 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased in 2010 and 2011 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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
Economically, the Company equates the state tax credits to a fixed rate loan. After considering various risks, such as credit risk, compliance risk, and recapture risk, management concluded the state tax credits are equivalent to a fixed rate loan priced at Prime minus 75 basis points. When pricing a fixed rate loan, most banks utilize the Prime-based swap curve, which is based on the LIBOR swap curve plus a prime equivalent spread of 265 to 285 basis points depending on market pricing and the maturity of the underlying loan. The Prime-based swap curve is available daily on Bloomberg or other national pricing services. As a result, at December 31, 2011 and 2010, management concluded the spread of 205 basis points (prime equivalent spread of 285 basis points minus 75 basis points) to the LIBOR curve should be utilized in the fair value calculation.
At December 31, 2011, the discount rates utilized in our state tax credits fair value calculation ranged from 2.63% to 4.08%. Resulting changes in the fair value of the state tax credits held for sale increased Gain on state tax credits in the consolidated statement of operations by $436,000 for the year ended December 31, 2011.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value as of December 31, 2011 and 2010.

•	Purchases, sales, issuances and settlements, net. Purchases of Level 3 financial instruments during the year ended December 31, 2011 include a newly issued residential mortgage-backed security.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to two newly issued mortgage-backed securities purchased in the fourth quarter of 2010 which were originally priced using Level 3 assumptions. In the first quarter of 2011, a third party pricing service became available.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2011	2010
Beginning balance	$7,520	$2,830
Total gains (losses):
Included in other comprehensive income	(1,126)	(427)
Purchases, sales, issuances and settlements:
Purchases	4,924	15,529
Transfer in and/or out of Level 3	(4,555)	(10,412)
Ending balance	$6,763	$7,520

Change in unrealized gains relating to assets still held at the reporting date	$(1,126)	$(427)

	State tax credits held for sale
	Years ended December 31,
(in thousands)	2011	2010
Beginning balance	$31,576	$32,485
Total gains:
Included in earnings	2,292	2,544
Purchases, sales, issuances and settlements:
Sales	(7,518)	(3,453)
Ending balance	$26,350	$31,576

Change in unrealized gains relating to assets still held at the reporting date	$436	$1,685

Fair value on a non-recurring basis

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

•
Impaired loans. Impaired loans are included as Portfolio loans on the Company's consolidated balance sheets with amounts specifically reserved for credit impairment in the Allowance for loan losses. From time to time, fair value adjustments are recorded on impaired loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in Level 3 of the valuation hierarchy.

•
Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value less estimated costs to sell. Fair value is based on third party appraisals of each property and the Company's judgment of other relevant market conditions. These are considered Level 3 inputs.

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010.

	December 31, 2011
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2011
Impaired loans	$15,927	$—	$—	$15,927	$(21,330)
Other real estate	14,382	—	—	14,382	(4,702)
Total	$30,309	$—	$—	$30,309	$(26,032)

	December 31, 2010
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2010
Impaired loans	$14,542	$—	$—	$14,542	$(36,160)
Other real estate	14,886	—	—	14,886	(5,710)
Total	$29,428	$—	$—	$29,428	$(41,870)

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Carrying amount and fair value at December 31, 2011 and 2010
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$20,791	$20,791	$23,413	$23,413
Federal funds sold	143	143	3,153	3,153
Interest-bearing deposits	168,711	168,711	268,853	268,853
Securities available for sale	593,182	593,182	361,546	361,546
Other investments, at cost	14,527	14,527	12,278	12,278
Loans held for sale	6,494	6,494	5,640	5,640
Derivative financial instruments	1,189	1,189	2,042	2,042
Portfolio loans, net	2,158,060	2,163,723	1,845,162	1,850,197
State tax credits, held for sale	50,446	50,446	61,148	61,148
Accrued interest receivable	9,193	9,193	7,464	7,464

Balance sheet liabilities
Deposits	2,791,353	2,804,044	2,297,721	2,301,387
Subordinated debentures	85,081	42,252	85,081	44,866
Federal Home Loan Bank advances	102,000	110,575	107,300	118,602
Other borrowings	154,545	154,561	119,333	119,366
Derivative financial instruments	1,796	1,796	2,607	2,607
Accrued interest payable	1,762	1,762	1,488	1,488

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

Loans held for sale
These loans consist of mortgages that sold on the secondary market generally within three months of origination. They are reported at cost, which approximates fair value.

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

NOTE 20 - SEGMENT REPORTING

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

The Wealth Management segment includes the Trust division of the Bank and the state tax credit brokerage activities. The Trust division provides financial planning, advisory, private banking, investment management and trust services to businesses, individuals, institutions and non-profit organizations. State tax credits are part of a fee initiative designed to augment the Company's wealth management segment and banking lines of business. Also included in the Wealth Management segment are the discontinued operations of Millennium.

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

Following are the financial results for the Company’s operating segments.

	At or for the years ended December 31,
	2011
(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Net interest income (expense)	118,063	(1,245)	(4,133)	112,685
Provision for loan losses	16,103	—	—	16,103
Noninterest income	7,526	10,486	496	18,508
Noninterest expense	66,548	7,236	3,934	77,718
Income (loss) before income tax expense (benefit)	42,938	2,005	(7,571)	37,372
Income tax expense (benefit)	13,839	678	(2,568)	11,949
Net income (loss)	$29,099	$1,327	$(5,003)	$25,423

Portfolio loans	2,197,684	—	—	2,197,684
Goodwill	30,334	—	—	30,334
Intangibles, net	9,285	—	—	9,285
Deposits	2,773,482	39,440	(21,569)	2,791,353
Borrowings	213,480	45,565	82,581	341,626
Total assets	3,278,328	90,068	9,383	3,377,779
	2010
	Banking	Wealth Management	Corporate and Intercompany	Total
Net interest income (expense)	89,972	(1,430)	(4,559)	83,983
Provision for loan losses	33,735	—	—	33,735
Noninterest income	9,528	8,664	168	18,360
Noninterest expense	50,877	7,516	3,819	62,212
Income (loss) before income tax expense (benefit)	14,888	(282)	(8,210)	6,396
Income tax expense (benefit)	4,450	(104)	(3,523)	823
Net income (loss)	$10,438	$(178)	$(4,687)	$5,573

Portfolio loans	1,887,921	—	—	1,887,921
Goodwill	2,064	—	—	2,064
Intangibles, net	1,223	—	—	1,223
Deposits	2,272,764	40,353	(15,396)	2,297,721
Borrowings	172,431	56,702	82,581	311,714
Total assets	2,683,937	102,122	14,140	2,800,199
	2009
	Banking	Wealth Management	Corporate and Intercompany	Total
Net interest income (expense)	75,505	(1,095)	(4,769)	69,641
Provision for loan losses	40,412	—	—	40,412
Noninterest income	14,263	5,559	55	19,877
Noninterest expense	42,143	6,442	4,465	53,050
Goodwill impairment	45,377	—	—	45,377
Loss from continuing operations before income tax benefit	(38,164)	(1,978)	(9,179)	(49,321)
Income tax benefit	4,997	(1,370)	(6,277)	(2,650)
Net loss from continuing operations	(43,161)	(608)	(2,902)	(46,671)

Loss from discontinued operations before income tax	—	(1,995)	—	(1,995)
Income tax benefit	—	(711)	—	(711)
Net loss from discontinued operations	—	(1,284)	—	(1,284)

Total net loss	$(43,161)	$(1,892)	$(2,902)	$(47,955)

Portfolio loans	1,832,125	—	—	1,832,125
Goodwill	2,064	—	—	2,064
Intangibles, net	1,643	—	—	1,643
Deposits	1,914,098	46,844	(19,526)	1,941,416
Borrowings	121,442	48,496	82,581	252,519
Total assets	2,241,092	106,069	18,494	2,365,655

NOTE 21-PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2011	2010
Assets
Cash	$21,247	$15,396
Investment in Enterprise Bank & Trust	280,620	226,116
Investment in Enterprise Financial CDE, LLC	248	—
Other assets	20,544	21,105
Total assets	$322,659	$262,617

Liabilities and Shareholders' Equity
Subordinated debentures	$82,581	$82,581
Accounts payable and other liabilities	513	235
Shareholders' equity	239,565	179,801
Total liabilities and shareholders' equity	$322,659	$262,617

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2011	2010	2009
Income:
Dividends from subsidiaries	$—	$—	$800
Other	624	309	203
Total income	624	309	1,003

Expenses:
Interest expense-subordinated debentures	4,262	4,701	4,918
Other expenses	3,935	3,819	4,465
Total expenses	8,197	8,520	9,383

Net loss before taxes and equity in undistributed earnings of subsidiaries	(7,573)	(8,211)	(8,380)

Income tax benefit	2,568	3,523	6,277

Net loss before equity in undistributed earnings of subsidiaries	(5,005)	(4,688)	(2,103)

Equity in undistributed earnings of subsidiaries	30,428	10,261	(45,852)
Net income (loss)	$25,423	$5,573	$(47,955)

Condensed Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$25,423	$5,573	$(47,955)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	1,466	1,947	2,202
Net (income) loss of subsidiaries	(30,428)	(10,261)	45,052
Dividends from subsidiaries	—	—	800
Excess tax expense (benefit) of share-based compensation	53	494	338
Other, net	1,207	(585)	587
Net cash (used in) provided by operating activities	(2,279)	(2,832)	1,024

Cash flows from investing activities:
Cash contributions to subsidiaries	(20,150)	(15,000)	—
Purchases of other investments	(1,114)	(402)	(290)
Proceeds from the sale of other investments	—	93	—
Proceeds from distributions on other investments	694	188	3
Proceeds from business divestitures	—	4,000	—
Purchase of limited partnership interests	—	—	(512)
Net cash used in investing activities	(20,570)	(11,121)	(799)

Cash flows from financing activities:
Cash dividends paid	(3,577)	(3,121)	(2,694)
Excess tax (expense) benefit of share-based compensation	(53)	(494)	(338)
Dividends paid on preferred stock	(1,750)	(1,750)	(1,585)
Preferred stock issuance cost	—	—	(130)
Issuance of common stock	32,612	14,883	—
Proceeds from the issuance of equity instruments	1,468	357	156
Net cash provided by (used in) financing activities	28,700	9,875	(4,591)

Net increase (decrease) in cash and cash equivalents	5,851	(4,078)	(4,366)
Cash and cash equivalents, beginning of year	15,396	19,474	23,840
Cash and cash equivalents, end of year	$21,247	$15,396	$19,474

NOTE 22-QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2011 and 2010.

	2011
		As Restated(1)	As Restated(1)	As Restated(1)
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$39,463	$34,285	$38,559	$30,533
Interest expense	7,259	7,516	7,555	7,825
Net interest income	32,204	26,769	31,004	22,708
Provision for loan losses not covered under FDIC loss share	—	5,400	4,300	3,600
Provision for loan losses covered under FDIC loss share	(144)	2,672	275	—
Net interest income after provision for loan losses	32,348	18,697	26,429	19,108
Noninterest income	601	8,726	4,218	4,963
Noninterest expense	23,427	18,302	18,024	17,965
Income before income tax expense	9,522	9,121	12,623	6,106
Income tax expense	2,316	3,289	4,350	1,994
Net income	$7,206	$5,832	$8,273	$4,112

Net income available to common shareholders	$6,570	$5,200	$7,643	$3,486

Earnings per common share:
Basic	$0.37	$0.29	$0.45	$0.23
Diluted	0.36	0.29	0.43	0.23

	As Restated(1)
	2010
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$32,271	$30,574	$26,545	$27,004
Interest expense	7,909	7,742	8,108	8,652
Net interest income	24,362	22,832	18,437	18,352
Provision for loan losses not covered under FDIC loss share	3,325	7,650	8,960	13,800
Provision for loan losses covered under FDIC loss share	—	—	—	—
Net interest income after provision for loan losses	21,037	15,182	9,477	4,552
Noninterest income	3,881	4,895	5,287	4,297
Noninterest expense	18,231	15,693	14,392	13,896
Income (loss) before income tax (benefit) expense	6,687	4,384	372	(5,047)
Income tax expense (benefit)	1,701	1,183	(205)	(1,856)
Net income (loss)	$4,986	$3,201	$577	$(3,191)

Net income (loss) available to common shareholders	$4,364	$2,583	$(38)	$(3,803)

Earnings (loss) per common share:
Basic	$0.29	$0.17	$—	$(0.26)
Diluted	0.29	0.17	—	(0.26)

(1) See Note 24 - Restatement of Consolidated Financial Statements for more information.

NOTE 23-NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” In May 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. The amended guidance changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820 “Fair Value Measurement” including the following provisions:

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

FASB ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" In December 2011, the FASB issued ASU 2011-11 which requires entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master nettting or similar arrangement are required to disclose the following information separately for assets and liabilities in a tabular format:

•	Gross amounts of recognized assets and liabilities

•	Offsetting amounts that determine the net amount presented in the balance sheet

•	Amounts subject to an enforceable master netting arrangement that were not already included in the disclosure required by (2) above, including

◦
Amounts related to recognized financial instruments and other derivative instruments if either (a) management makes an accounting election not to offset the amounts, or (b) the amounts do not meet the right of setoff conditions in ASC 210-30-45, Balance Sheet: Offsetting, or in ASC 815-10-45, Derivatives and Hedging

◦	Amounts related to financial collateral

•	Net amounts after deducting the amounts in (4) from the amounts in (3) above
In addition to the tabular disclosure described above, entities are required to provide a description of the setoff rights associated with assets and liabilities subject to an enforceable master netting arrangement. This ASU is effective for the years beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance must be applied retrospectively for any period presented that begins before an entity's date of initial application. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

FASB ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" In December, 2011 the FASB issued ASU 2011-12 which indefinitely defers the new provisions under ASU 2011-05 which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. This ASU is effective for the years beginning after December 15, 2011. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

NOTE 24 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the impact of the Restatement on the Company's previously issued audited Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2010 and its Consolidated Balance Sheet at December 31, 2010.

	At or for the Year ended December 31, 2010
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$114,041	$(5,141)	$(500)	$108,400
Total interest income	122,035	(5,141)	(500)	116,394
Total interest expenses	32,411	—	—	32,411
Net interest income	89,624	(5,141)	(500)	83,983
Provision for loan losses	33,735	—	—	33,735
Net interest income after provision for loan losses	55,889	(5,141)	(500)	50,248
Noninterest income:
Wealth Management revenue	6,414	—	—	6,414
Miscellaneous income	1,763	—	—	1,763
Total noninterest income	18,360	—	—	18,360
Noninterest expense:
Employee compensation and benefits	28,513	(196)	—	28,317
Other	12,128	—	(500)	11,628
Total noninterest expense	62,908	(196)	(500)	62,212
Income before income tax	11,341	(4,945)	—	6,396
Income tax expense (benefit)	2,221	(1,313)	(85)	823
Net income (loss)	9,120	(3,632)	85	5,573
Net income (loss) available to common shareholders	6,653	(3,632)	85	3,106

Basic earnings (loss) per share	$0.45	$(0.24)	$—	$0.21
Diluted earnings (loss) per share	0.45	(0.24)	—	0.21

Consolidated Balance Sheet
Portfolio loans covered under FDIC loss share at fair value	$126,711	$(5,141)	$—	$121,570
Portfolio loans, net	1,850,303	(5,141)	—	1,845,162
FDIC loss share receivable	88,292	—	(500)	87,792
Total assets	2,805,840	(5,141)	(500)	2,800,199
Other liabilities	11,569	(1,594)	(500)	9,475
Total liabilities	2,622,492	(1,594)	(500)	2,620,398
Retained earnings	19,322	(3,547)	—	15,775
Total shareholders' equity	183,348	(3,632)	85	179,801
Total liabilities and shareholders' equity	2,805,840	(5,141)	(500)	2,800,199

Consolidated Statement of Cash Flows
Net income (loss)	$9,120	$(3,632)	$85	$5,573
Net accretion of loan discount and indemnification asset	(10,793)	5,141	—	(5,652)
Other, net	3,213	(1,594)	—	1,619

The following tables present the impact of the Restatement on the unaudited quarterly financial information for each quarter in 2011.

	For the Three months ended
	March 31, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$31,661	$(4,030)	$—	$27,631
Total interest income	34,563	(4,030)	—	30,533
Total interest expenses	7,825	—	—	7,825
Net interest income	26,738	(4,030)	—	22,708
Provision for loan losses	3,600	—	—	3,600
Net interest income after provision for loan losses	23,138	(4,030)	—	19,108
Total Noninterest income	4,963	—	—	4,963
Noninterest expense:
Other	3,000	—	500	3,500
Total noninterest expense	17,465	—	500	17,965
Income before income tax	10,636	(4,030)	(500)	6,106
Income tax expense	3,557	(1,316)	(247)	1,994
Net income	7,079	(2,714)	(253)	4,112
Net income available to common shareholders	6,453	(2,714)	(253)	3,486
Net income available to common shareholders and assumed conversions	6,824	(3,085)	(253)	3,486

Basic earnings per share	$0.43	$(0.18)	$(0.02)	$0.23
Diluted earnings per share	0.42	(0.18)	(0.01)	0.23

	For the Three months ended
	June 30, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$36,420	$(3,163)	$1,694	$34,951
Total interest income	40,028	(3,163)	1,694	38,559
Total interest expenses	7,555	—	—	7,555
Net interest income	32,473	(3,163)	1,694	31,004
Provision for loan losses	4,575	—	—	4,575
Net interest income after provision for loan losses	27,898	(3,163)	1,694	26,429
Noninterest income:
Miscellaneous income	351	—	(908)	(557)
Total noninterest income	5,126	—	(908)	4,218
Noninterest expense:
Other	3,195	—	—	3,195
Total noninterest expense	18,024	—	—	18,024
Income before income tax	15,000	(3,163)	786	12,623
Income tax expense	5,118	(1,090)	322	4,350
Net income	9,882	(2,073)	464	8,273
Net income available to common shareholders	9,252	(2,073)	464	7,643
Net income available to common shareholders and assumed conversions	9,623	(2,073)	464	8,014

Basic earnings per share	$0.54	$(0.12)	$0.03	$0.45
Diluted earnings per share	0.52	(0.11)	0.02	0.43

	For the Three months ended
	September 30, 2011
(in thousands, except per share data)	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Consolidated Statement of Operations
Interest income:
Interest and fees on loans	$36,748	$(4,522)	$(1,243)	$30,983
Total interest income	40,050	(4,522)	(1,243)	34,285
Total interest expenses	7,658	—	(142)	7,516
Net interest income	32,392	(4,522)	(1,101)	26,769
Provision for loan losses	5,557	2,515	—	8,072
Net interest income after provision for loan losses	26,835	(7,037)	(1,101)	18,697
Noninterest income:
Miscellaneous income	281	1,287	877	2,445
Total noninterest income	6,562	1,287	877	8,726
Noninterest expense:
Total noninterest expense	18,302	—	—	18,302
Income before income tax	15,095	(5,750)	(224)	9,121
Income tax expense	5,394	(2,073)	(32)	3,289
Net income	9,701	(3,677)	(192)	5,832
Net income available to common shareholders	9,069	(3,677)	(192)	5,200
Net income available to common shareholders and assumed conversions	9,440	(3,677)	(192)	5,571

Basic earnings per share	$0.51	$(0.21)	$(0.01)	$0.29
Diluted earnings per share	0.49	(0.19)	(0.01)	0.29

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a) Dismissal of independent registered accounting firm.

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

ITEM 9A: CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements
In January 2012, while converting to a new system designed to address the complex accounting requirements of acquired loans under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company discovered an error in its process used to record income on these loans. Both interest income and the carrying value of the acquired loans were overstated. The error affects income reported on all loans acquired in FDIC assisted transactions since December 2009. On January 20, 2012, the Audit Committee of the Board of Directors of the Company and management determined that previously issued consolidated financial statements for the fiscal year 2010 and the interim quarters of 2011 should no longer be relied upon and should be restated.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of December 31, 2011. Management concluded that, because of the material weakness in our internal controls over financial reporting of the Company's acquired loan portfolio (as discussed below), the Company's disclosure controls and procedures surrounding the Company's acquired loan portfolio were not effective as of December 31, 2011. Notwithstanding the material weakness described below, management has concluded that the consolidated financial statements included in this Form 10K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

For the year ended December 31, 2011, management, including our CEO and CFO assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. As permitted by SEC guidance, management excluded from its assessment the FDIC-assisted transaction of the First National Bank of Olathe described in Note 2 - Acquisitions to the Consolidated Financial Statements.  The assets acquired in this acquisition consist primarily of "covered assets" which comprised approximately 6% of total consolidated assets at December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the company’s internal control over financial reporting surrounding the Company's acquired loan portfolio was not effective as of December 31, 2011, due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, management identified: (i) control deficiencies in its internal controls associated with the accounting for acquired loans under ASC 310-30 that constitute a material weakness, and (ii) the need to restate prior period financial statements. The material weakness in internal control over financial reporting identified is as follows:

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting for the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan
Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts include, bur are not limited to, the following:

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enterprise Financial Services Corp
St. Louis, Missouri

We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the controls over accounting for acquired loans under ASC 310-30, “Loans & Debt Securities Acquired with Deteriorated Credit Quality”. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial as of and for the year ended December 31, 2011, of the Company and our report dated April 23, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement of the 2010 financial statements as described in Note 24.

/s/ Deloitte & Touche LLP

St. Louis, MO
April 23, 2012

ITEM 9B: OTHER INFORMATION

2011 Short Term Incentive Awards
On April 20, 2012, the Compensation Committee (the “Committee”) of Enterprise Financial Services Corp (the “Company”) approved awards for the Company's named executive officers under the Company's 2011 Short-Term Incentive Plan (the “2011 STIP”).

Under the 2011 STIP, each of the Company's Named Executive Officers were eligible to receive awards as follows: 40% of the award was based on an earnings per share goal, 20% of the award was based on an asset quality goal, 20% of the award was based on a dependency ratio goal and 20% of the award was based on a leadership rating for the individual named executive officer. The asset quality goal is measured by calculating the “classified assets” of the Company's banking subsidiary (excluding covered assets) as a percent of equity capital and reserves. The dependency ratio goal is measured by the degree to which the Company's banking subsidiary funds longer-term assets (such as loans and securities that mature in more than one year) with non-core funding (such as brokered accounts, as defined by the Bank's call reports to federal banking regulators, including certificates of deposit, and large deposits, as defined by the Bank's Asset Liability Committee).

Based on performance of the Company and each named executive officer measured against each of these four goals, the Committee determined the amount of STIP awards to be paid to the named executive officers for the year ended December 31, 2011, as follows:

Named Executive Officer	STIP Award (1)
Peter F. Benoist, President and Chief Executive Officer	$185,925
Frank H. Sanfilippo, Executive Vice President and Chief Financial Officer	68,175
Stephen P. Marsh, Executive Vice President; Chairman and Chief Executive Officer - Enterprise Bank & Trust	104,063
Robert J. Witterschein, Executive Vice President, Enterprise Bank & Trust	99,825
John G. Barry, Executive Vice President, Enterprise Bank & Trust	86,213

(1)
In order to comply with the regulations under the United States Treasury's Capital Purchase Program (the “CPP”), the top five most highly compensated employees of the Company are prohibited from receiving cash bonuses, and are only permitted to receive incentive compensation in the form of “long-term restricted stock.” Pursuant to these regulations, Mr. Benoist, Mr. Marsh, Mr. Witterschein and Mr. Barry received their 2011 STIP awards in the form of shares of restricted stock of the Company. Mr. Sanfilippo was not prohibited from receiving a cash award and thus the Committee determined to pay his 2011 STIP awards in cash. Grants are denominated in dollars. The number of shares of long-term restricted stock issued pursuant to any award is determined by dividing the dollar value of the award by the market value of the Company's common stock on the date of the award.

For more information concerning awards pursuant to the 2011 STIP, see the Compensation Discussion and Analysis section of the Company's Proxy Statement for its annual meeting to be held on June 4, 2012.

Clawback of 2010 Incentive Compensation
In connection with the Restatement and pursuant to the Company's clawback policy, the Compensation Committee reviewed variable compensation awarded with respect to the Company's performance during the 2010 fiscal year. The Company's clawback policy states that any variable compensation paid to its Named Executive Officers and top twenty other most highly compensated employees (the “Covered Employees”) is subject to recovery or “clawback” if the variable compensation is based on materially inaccurate financial statements. In its review, the Committee examined all components of variable compensation and determined that the restatement affected awards under the Company's 2010 Short-Term Incentive Plan made to Named Executive Officers and other Covered Employees for the performance goal based on the Company's earnings per share (the “EPS Goal”).

The aggregate amounts subject to recovery consisted of $79,800 in cash payments and 8,313 shares of long-term restricted stock. At the direction of the Committee, all of this cash and stock has been recovered by the Company. The Named Executive Officers of the Company for the 2010 fiscal year, in aggregate forfeited 7,449 shares of long-term restricted stock to the Company.

For more information concerning the Company's recovery of 2010 short-term incentive awards pursuant to the clawback policy, see the Compensation Discussion and Analysis section of the Company's Proxy Statement for its annual meeting to be held on June 4, 2012.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Monday, June 4, 2012. The Company's executive officers consist of the named executive officers disclosed in the Compensation Discussion and Analysis Section of the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Monday, June 4, 2012.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Monday, June 4, 2012.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Monday, June 4, 2012.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company's Proxy Statement for its annual meeting to be held on Monday, June 4, 2012.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) 1. Financial Statements

The consolidated financial statements of Enterprise Financial Services Corp and its subsidiaries and independent auditors' reports are included in Part II (Item 8) of this Form 10-K.

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

10.1.4*	Executive Employment Agreement dated effective as of March 29, 2010, by and between Registrant and Robert J. Witterschein (filed herewith).

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

10.9
Purchase and Assumption Agreement dated January 7, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for Legacy Bank (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.10
Purchase and Assumption Agreement dated August 12, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for The First National Bank of Olathe (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed on October 28, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

16.1	Letter Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 to Registrant's Current Report on Form 8-K filed on June 4, 2010.)

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2012.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist	/s/ Frank H. Sanfilippo
Peter F. Benoist	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on April 23, 2012.

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

*Signed by Power of Attorney.