Form 10-Q
period 2012-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-05-08
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of May 2, 2012, the Registrant had 17,833,341 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$27,595	$20,791
Federal funds sold	77	143
Interest-bearing deposits (including $2,870 and $2,650 pledged as collateral)	147,498	167,209
Total cash and cash equivalents	175,170	188,143
Interest-bearing deposits greater than 90 days	1,502	1,502
Securities available for sale	506,805	593,182
Mortgage loans held for sale	5,813	6,494
Portfolio loans not covered under FDIC loss share	1,917,550	1,897,074
Less: Allowance for loan losses	37,596	37,989
Portfolio loans not covered under FDIC loss share, net	1,879,954	1,859,085
Portfolio loans covered under FDIC loss share at fair value, net of the allowance for loan losses ($3,010 and $1,635, respectively)	266,239	298,975
Portfolio loans, net	2,146,193	2,158,060
Other real estate not covered under FDIC loss share	19,655	17,217
Other real estate covered under FDIC loss share	25,725	36,471
Other investments, at cost	13,837	14,527
Fixed assets, net	21,543	18,986
Accrued interest receivable	9,905	9,193
State tax credits, held for sale, including $24,653 and $26,350 carried at fair value, respectively	48,165	50,446
FDIC loss share receivable	172,497	184,554
Goodwill	30,334	30,334
Intangibles, net	8,795	9,285
Other assets	59,215	59,385
Total assets	$3,245,154	$3,377,779

Liabilities and Shareholders' Equity
Demand deposits	$592,172	$585,479
Interest-bearing transaction accounts	265,604	253,504
Money market accounts	1,062,801	1,084,304
Savings	63,955	51,145
Certificates of deposit:
$100 and over	484,403	550,535
Other	235,222	266,386
Total deposits	2,704,157	2,791,353
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	87,000	102,000
Other borrowings	105,888	154,545
Accrued interest payable	1,586	1,762
Other liabilities	15,426	3,473
Total liabilities	2,999,138	3,138,214

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	33,496	33,293
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,871,511 and 17,849,862 shares issued, respectively	179	178
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	169,633	169,138
Retained earnings	39,707	35,097
Accumulated other comprehensive income	4,744	3,602
Total shareholders' equity	246,016	239,565
Total liabilities and shareholders' equity	$3,245,154	$3,377,779
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2012	2011
Interest income:
Interest and fees on loans	$34,361	$27,631
Interest on debt securities:
Taxable	2,446	2,570
Nontaxable	234	110
Interest on federal funds sold	—	1
Interest on interest-bearing deposits	77	148
Dividends on equity securities	97	73
Total interest income	37,215	30,533
Interest expense:
Interest-bearing transaction accounts	191	189
Money market accounts	1,430	2,082
Savings	69	9
Certificates of deposit:
$100 and over	1,969	2,357
Other	810	1,053
Subordinated debentures	1,149	1,121
Federal Home Loan Bank advances	838	900
Notes payable and other borrowings	130	114
Total interest expense	6,586	7,825
Net interest income	30,629	22,708
Provision for loan losses not covered under FDIC loss share	1,718	3,600
Provision for loan losses covered under FDIC loss share	2,285	—
Net interest income after provision for loan losses	26,626	19,108
Noninterest income:
Wealth Management revenue	1,709	1,683
Service charges on deposit accounts	1,330	1,137
Other service charges and fee income	594	310
Gain on sale of other real estate	1,157	423
Gain on state tax credits, net	337	155
Gain on sale of investment securities	1,022	174
Change in FDIC loss share receivable	(2,956)	716
Miscellaneous income	790	365
Total noninterest income	3,983	4,963
Noninterest expense:
Employee compensation and benefits	10,463	8,688
Occupancy	1,384	1,139
Furniture and equipment	464	354
Data processing	820	626
FDIC and other insurance	953	1,222
Loan legal and other real estate expense	2,074	2,436
Other	5,206	3,500
Total noninterest expense	21,364	17,965

Income before income tax expense	9,245	6,106
Income tax expense	3,060	1,994
Net income	$6,185	$4,112

Net income available to common shareholders	$5,544	$3,486

Earnings per common share
Basic	$0.31	$0.23
Diluted	0.31	0.23

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Net income	$6,185	$4,112
Other comprehensive income, net of tax:
Unrealized gain on investment securities arising during the period, net of tax	1,796	958
Less reclassification adjustment for realized gain on sale of securities included in net income, net of tax	(654)	(112)
Reclassification of cash flow hedge, net of tax	—	(28)
Total other comprehensive income	1,142	818
Total comprehensive income	$7,327	$4,930

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2012	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	6,185	—	6,185
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	1,796	1,796
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(654)	(654)
Total comprehensive income							7,327
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(934)	—	(934)
Cash dividends paid on preferred stock	—	—	—	—	(438)	—	(438)
Preferred stock accretion of discount	203	—	—	—	(203)	—	—
Issuance under equity compensation plans, net, 21,649 shares	—	1	—	252	—	—	253
Share-based compensation	—	—	—	243	—	—	243
Balance March 31, 2012	$33,496	$179	$(1,743)	$169,633	$39,707	$4,744	$246,016

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income	—	—	—	—	4,112	—	4,112
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	958	958
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(112)	(112)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(28)	(28)
Total comprehensive income							4,930
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(783)	—	(783)
Cash dividends paid on preferred stock	—	—	—	—	(438)	—	(438)
Preferred stock accretion of discount	188	—	—	—	(188)	—	—
Issuance under equity compensation plans, net, 51,576 shares	—	—	—	611	—	—	611
Share-based compensation	—	—	—	374	—	—	374
Excess tax expense related to equity compensation plans	—	—	—	6	—	—	6
Balance March 31, 2011	$32,707	$150	$(1,743)	$134,664	$18,478	$245	$184,501

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$6,185	$4,112
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	655	694
Provision for loan losses	4,003	3,600
Deferred income taxes	(486)	2,732
Net amortization of debt securities	1,995	1,251
Amortization of intangible assets	490	135
Gain on sale of investment securities	(1,022)	(174)
Mortgage loans originated for sale	(25,541)	(14,897)
Proceeds from mortgage loans sold	26,033	17,360
Gain on sale of other real estate	(1,157)	(423)
Gain on state tax credits, net	(337)	(155)
Excess tax benefit of share-based compensation	—	(6)
Share-based compensation	243	374
Valuation adjustment on other real estate	1,036	442
Net accretion of loan discount and indemnification asset	(2,210)	(1,565)
Changes in:
Accrued interest receivable	(712)	(12)
Accrued interest payable	(176)	18
Prepaid FDIC insurance	666	852
Other assets	(6,764)	(1,553)
Other liabilities	11,954	(1,037)
Net cash provided by operating activities	14,855	11,748
Cash flows from investing activities:
Cash received from acquisition of Legacy Bank	—	8,926
Net decrease in loans	5,932	4,098
Net cash proceeds received from FDIC loss share receivable	11,614	11,785
Proceeds from the sale of debt and equity securities, available for sale	64,476	5,299
Proceeds from the maturity of debt and equity securities, available for sale	33,160	31,021
Proceeds from the redemption of other investments	1,027	78
Proceeds from the sale of state tax credits held for sale	2,980	1,527
Proceeds from the sale of other real estate	19,219	4,382
Payments for the purchase/origination of:
Available for sale debt and equity securities	(10,192)	(147,040)
Other investments	(338)	(261)
State tax credits held for sale	(336)	—
Fixed assets	(3,145)	(212)
Net cash provided by (used in) investing activities	124,397	(80,397)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	6,693	52,074
Net decrease in interest-bearing deposit accounts	(93,889)	(32,987)
Proceeds from Federal Home Loan Bank advances	20,000	—
Repayments of Federal Home Loan Bank advances	(35,000)	(16,256)
Net decrease in other borrowings	(48,657)	(21,435)
Cash dividends paid on common stock	(934)	(783)
Excess tax benefit of share-based compensation	—	6
Cash dividends paid on preferred stock	(438)	(438)
Proceeds from the issuance of equity instruments	—	611
Net cash used in financing activities	(152,225)	(19,208)
Net decrease in cash and cash equivalents	(12,973)	(87,857)
Cash and cash equivalents, beginning of period	188,143	293,668
Cash and cash equivalents, end of period	$175,170	$205,811
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,410	$7,767
Income taxes	1,668	696
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$7,138	$11,229
Sales of other real estate financed	40	442
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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 2011 amounts in the consolidated financial statements have been reclassified to conform to the 2012 presentation. These reclassifications have no effect on Net income or Shareholders' equity as previously reported.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2012	2011
Net income as reported	$6,185	$4,112
Preferred stock dividend	(438)	(438)
Accretion of preferred stock discount	(203)	(188)
Net income available to common shareholders	$5,544	$3,486

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	—
Net income available to common shareholders and assumed conversions	$5,915	$3,486

Weighted average common shares outstanding	17,790	14,920
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	—
Additional dilutive common stock equivalents	14	16
Diluted common shares outstanding	19,243	14,936

Basic earnings per common share:	$0.31	$0.23
Diluted earnings per common share:	$0.31	$0.23

There were 1.0 million common stock equivalents (including 324,074 common stock warrants) for the three months ended March 31, 2012, and 2.4 million common stock equivalents (including 324,074 common stock warrants) for the three months ended March 31, 2011 which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	March 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$74,105	$712	$—	$74,817
Obligations of states and political subdivisions	38,883	1,632	(395)	40,120
Residential mortgage-backed securities	386,150	5,979	(261)	391,868
	$499,138	$8,323	$(656)	$506,805

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$126,305	$678	$(66)	$126,917
Obligations of states and political subdivisions	38,489	1,729	(381)	39,837
Residential mortgage-backed securities	422,761	5,269	(1,602)	426,428
	$587,555	$7,676	$(2,049)	$593,182

At March 31, 2012, and December 31, 2011, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a carrying value of $225.7 million and $287.8 million at March 31, 2012, and December 31, 2011, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,329	$1,348
Due after one year through five years	51,651	52,407
Due after five years through ten years	55,624	56,986
Due after ten years	4,384	4,196
Mortgage-backed securities	386,150	391,868
	$499,138	$506,805

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	March 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the state and political subdivisions	$1,498	$19	$3,024	$376	$4,522	$395
Residential mortgage-backed securities	78,492	261	—	—	78,492	261
	$79,990	$280	$3,024	$376	$83,014	$656

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$23,389	$66	$—	$—	$23,389	$66
Obligations of the state and political subdivisions	1,503	8	3,027	373	4,530	381
Residential mortgage-backed securities	86,954	1,598	4,203	4	91,157	1,602
	$111,846	$1,672	$7,230	$377	$119,076	$2,049

The unrealized losses at both March 31, 2012, and December 31, 2011, were attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2012, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended March 31,
(in thousands)	2012	2011
Gross gains realized	$1,075	$174
Gross losses realized	(53)	—
Proceeds from sales	64,476	5,299

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that the asset might be impaired.

At March 31, 2012, and December 31, 2011, the Company's Banking segment had $30.3 million of Goodwill.

The table below summarizes the changes to core deposit intangible asset balances in the Banking segment.

(in thousands)	Core Deposit Intangible
Balance at January 1, 2012	$9,285
Amortization expense	(490)
Balance at March 31, 2012	$8,795

The following table reflects the expected amortization schedule for the core deposit intangibles.

Year	Core Deposit Intangible
2012	$1,389
2013	1,653
2014	1,426
2015	1,199
2016	973
After 2016	2,155
$8,795

NOTE 5 - PORTFOLIO LOANS NOT COVERED BY LOSS SHARE ("Non-covered")

Non-covered loans include loans originated through our branch network.

Below is a summary of Non-covered loans by category at March 31, 2012, and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Real Estate Loans:
Construction and Land Development	$148,494	$140,147
Commercial real estate - Investor Owned	480,590	477,154
Commercial real estate - Owner Occupied	326,407	334,416
Residential real estate	157,706	171,034
Total real estate loans	$1,113,197	$1,122,751
Commercial and industrial	792,055	763,202
Consumer & other	12,579	11,459
Portfolio Loans	$1,917,831	$1,897,412
Unearned loan costs, net	(281)	(338)
Portfolio loans, including unearned loan costs	$1,917,550	$1,897,074

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Non-covered loans by portfolio class and category based on impairment method through March 31, 2012, and at December 31, 2011, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Allowance for Loan Losses:
Balance at December 31, 2011	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Provision charged to expense	929	1,231	216	269	(555)	—	(372)	1,718
Losses charged off	585	746	185	856	362	—	—	2,734
Recoveries	96	2	15	152	356	2	—	623
Balance at March 31, 2012	$12,385	$6,784	$6,797	$5,412	$3,370	$16	$2,832	$37,596

Balance March 31, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$4,797	$2,923	$1,781	$2,108	$497	$—	$—	$12,106
Collectively evaluated for impairment	7,588	3,861	5,016	3,304	2,873	16	2,832	25,490
Total	$12,385	$6,784	$6,797	$5,412	$3,370	$16	$2,832	$37,596
Loans - Ending Balance:
Individually evaluated for impairment	$9,219	$11,075	$10,150	$12,109	$4,631	$—	$—	$47,184
Collectively evaluated for impairment	782,836	315,332	470,440	136,385	153,075	12,298	—	1,870,366
Total	$792,055	$326,407	$480,590	$148,494	$157,706	$12,298	$—	$1,917,550

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance at December 31, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,214	$1,377	$2,315	$2,927	$896	$—	$—	$10,729
Collectively evaluated for impairment	8,731	4,920	4,436	2,920	3,035	14	3,204	27,260
Total	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Loans - Ending Balance:
Individually evaluated for impairment	$5,634	$4,572	$11,127	$14,767	$5,522	$—	$—	$41,622
Collectively evaluated for impairment	757,568	329,844	466,027	125,380	165,512	11,121	—	1,855,452
Total	$763,202	$334,416	$477,154	$140,147	$171,034	$11,121	$—	$1,897,074

A summary of Non-covered loans individually evaluated for impairment by category at March 31, 2012, and December 31, 2011, is as follows:

	March 31, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$9,694	$277	$8,942	$9,219	$4,797	$8,297
Real Estate:
Commercial - Owner Occupied	11,931	1,014	10,061	11,075	2,923	6,867
Commercial - Investor Owned	14,699	2,273	7,877	10,150	1,781	9,722
Construction and Land Development	17,013	1,450	10,659	12,109	2,108	12,449
Residential	4,967	1,912	2,719	4,631	497	5,265
Consumer & Other	—	—	—	—	—	—
Total	$58,304	$6,926	$40,258	$47,184	$12,106	$42,600

	December 31, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$7,517	$128	$5,506	$5,634	$3,214	$6,571
Real Estate:
Commercial - Owner Occupied	5,099	—	4,572	4,572	1,377	2,711
Commercial - Investor Owned	15,676	914	10,213	11,127	2,315	10,562
Construction and Land Development	19,685	1,628	13,139	14,767	2,927	16,114
Residential	6,465	2,211	3,311	5,522	896	9,588
Consumer & Other	—	—	—	—	—	—
Total	$54,442	$4,881	$36,741	$41,622	$10,729	$45,546

There were no loans over 90 days past due and still accruing interest at March 31, 2012. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $846,000 and $703,000 for the three months ended March 31, 2012 and 2011, respectively. The cash amount collected and recognized as interest income on impaired loans was $126,000 and $130,000 for the three months ended March 31, 2012 and 2011, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $160,000 and $150,000 for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there were $1.1 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $212,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired Non-covered loans by category at March 31, 2012, and December 31, 2011, is as follows:

	March 31, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$7,373	$1,846	$—	$9,219
Real Estate:
Commercial - Investor Owned	5,565	4,585	—	10,150
Commercial - Owner Occupied	9,811	1,264	—	11,075
Construction and Land Development	8,571	3,538	—	12,109
Residential	2,643	1,988	—	4,631
Consumer & Other	—	—	—	—
Total	$33,963	$13,221	$—	$47,184

	December 31, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,475	$1,159	$—	$5,634
Real Estate:
Commercial - Investor Owned	6,647	4,480	—	11,127
Commercial - Owner Occupied	4,129	443	—	4,572
Construction and Land Development	10,335	3,677	755	14,767
Residential	5,299	223	—	5,522
Consumer & Other	—	—	—	—
Total	$30,885	$9,982	$755	$41,622

The recorded investment by category for the Non-covered loans that have been restructured for the three months ended March 31, 2012, is as follows:

	Three months ended March 31, 2012
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	6	$1,846	$1,846
Real Estate:
Commercial - Owner Occupied	1	1,264	1,264
Commercial - Investor Owned	1	4,365	4,585
Construction and Land Development	2	4,341	3,538
Residential	3	1,988	1,988
Consumer & Other	—	—	—
Total	13	$13,804	$13,221

The restructured Non-covered loans primarily resulted from interest rate concessions and changing the terms of the loans. As of March 31, 2012, the Company has allocated $2.5 million of specific reserves to the loans that have been restructured. At March 31, 2012, the Company has a commitment to lend an additional $1.1 million to a customer with an outstanding loan that has been classified as restructured and has allocated a $212,000 reserve to these loans.

The recorded investment by category for the Non-covered loans that have been restructured and subsequently defaulted for the three months ended March 31, 2012, is as follows:

Three months ended March 31, 2012
(in thousands, except for number of loans)	Number of Loans	Recorded Balance
Commercial & Industrial	1	$16
Real Estate:
Commercial - Owner Occupied	—	—
Commercial - Investor Owned	—	—
Construction and Land Development	—	—
Residential	—	—
Consumer & Other	—	—
Total	1	$16

The aging of the recorded investment in past due Non-covered loans by portfolio class and category at March 31, 2012, and December 31, 2011, is shown below.

	March 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$7,358	$3,708	$11,066	$780,989	$792,055
Real Estate:
Commercial - Owner Occupied	2,796	6,866	9,662	316,745	326,407
Commercial - Investor Owned	1,805	3,536	5,341	475,249	480,590
Construction and Land Development	1,974	6,631	8,605	139,889	148,494
Residential	489	1,989	2,478	155,228	157,706
Consumer & Other	—	—	—	12,298	12,298
Total	$14,422	$22,730	$37,152	$1,880,398	$1,917,550

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$4,521	$792	$5,313	$757,889	$763,202
Real Estate:
Commercial - Owner Occupied	1,945	1,522	3,467	330,949	334,416
Commercial - Investor Owned	2,308	4,209	6,517	470,637	477,154
Construction and Land Development	1,356	9,786	11,142	129,005	140,147
Residential	299	4,137	4,436	166,598	171,034
Consumer & Other	—	—	—	11,121	11,121
Total	$10,429	$20,446	$30,875	$1,866,199	$1,897,074

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

The recorded investment by risk category of the Non-covered loans by portfolio class and category at March 31, 2012, which is based upon the most recent analysis performed, and December 31, 2011 is as follows:

	March 31, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$710,023	$54,671	$25,506	$1,855	$792,055
Real Estate:
Commercial - Owner Occupied	272,238	34,276	18,289	1,604	326,407
Commercial - Investor Owned	403,564	60,715	16,113	198	480,590
Construction and Land Development	104,073	22,425	21,231	765	148,494
Residential	136,005	4,698	17,003	—	157,706
Consumer & Other	12,291	7	—	—	12,298
Total	$1,638,194	$176,792	$98,142	$4,422	$1,917,550

	December 31, 2011
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$683,239	$50,197	$27,229	$2,537	$763,202
Real Estate:
Commercial - Owner Occupied	276,802	40,207	16,225	1,182	334,416
Commercial - Investor Owned	405,686	56,370	14,894	204	477,154
Construction and Land Development	91,286	27,056	21,461	344	140,147
Residential	148,309	4,814	16,419	1,492	171,034
Consumer & Other	11,112	9	—	—	11,121
Total	$1,616,434	$178,653	$96,228	$5,759	$1,897,074

NOTE 6 - PORTFOLIO LOANS COVERED BY LOSS SHARE ("Covered loans")

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income, prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired loans that have common risk characteristics are aggregated into pools. The Company remeasures contractual and expected cash flows, at the pool-level, on a quarterly basis.

Inputs to the determination of expected cash flows include contractual cash flows, cumulative default and prepayment data as well as loss severity and recovery lag information. Cumulative default and prepayment data are calculated via a transition matrix. The transition matrix is a matrix of probability values that specifies the probability of a loan pool transitioning into a loss given its delinquency state (e.g. 0-30 days past due, 31 to 60 days, etc.) at the remeasurement date. Loss severity factors are based upon industry data along with actual charge-off data within the loan pools and recovery lags are based upon industry data along with experience with the collateral within the loan pools.

Covered loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not always a clear indicator of the Company's losses on acquired loans as a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.

Below is a summary of Covered loans by category at March 31, 2012, and December 31, 2011:

	March 31, 2012		December 31, 2011
(in thousands)	Weighted- Average Risk Rating	Recorded Investment Covered Loans	Weighted- Average Risk Rating	Recorded Investment Covered Loans
Real Estate Loans:
Construction and Land Development	7.30	$47,468	7.22	$65,990
Commercial real estate - Investor Owned	6.02	73,003	6.12	75,093
Commercial real estate - Owner Occupied	6.04	59,383	6.03	63,101
Residential real estate	4.96	53,847	4.81	56,828
Total real estate loans		$233,701		$261,012
Commercial and industrial	6.50	33,098	6.61	36,423
Consumer & other	4.39	2,450	4.14	3,175
Portfolio Loans		$269,249		$300,610

Below is a summary of the activity in the allowance for loan losses for Covered loans at March 31, 2012, and
March 31, 2011:

	Three months ended March 31,
(in thousands)	2012	2011
Balance at beginning of period	$1,635	$—
Provision charged to expense	2,285	—
Loans charged off	910	—
Recoveries	—	—
Balance at end of period	$3,010	$—

The aging of the recorded investment in past due Covered loans by portfolio class and category at March 31, 2012, and December 31, 2011, is shown below.

	March 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$4,077	$8,446	$12,523	$20,575	$33,098
Real Estate:
Commercial - Owner Occupied	4,388	5,864	10,252	49,131	59,383
Commercial - Investor Owned	3,966	3,371	7,337	65,666	73,003
Construction and Land Development	2,930	20,538	23,468	24,000	47,468
Residential	1,059	3,076	4,135	49,712	53,847
Consumer & Other	18	5	23	2,427	2,450
Total	$16,438	$41,300	$57,738	$211,511	$269,249

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$879	$9,867	$10,746	$25,677	$36,423
Real Estate:
Commercial - Owner Occupied	1,438	9,684	11,122	51,979	63,101
Commercial - Investor Owned	2,530	7,021	9,551	65,542	75,093
Construction and Land Development	2,842	28,745	31,587	34,403	65,990
Residential	1,634	3,341	4,975	51,853	56,828
Consumer & Other	236	7	243	2,932	3,175
Total	$9,559	$58,665	$68,224	$232,386	$300,610

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.

Changes in the accretable yield for purchased loans were as follows for the three months ended March 31, 2012, and 2011:

(in thousands)	March 31, 2012	March 31, 2011
Balance at beginning of period	$63,335	$46,460
Additions	—	10,875
Accretion	(8,397)	(2,934)
Reclassifications from nonaccretable difference	45,386	—
Other	322	—
Balance at end of period	$100,646	$54,401

Outstanding balances on purchased loans from the FDIC were $429.8 million and $496.2 million as of March 31, 2012, and December 31, 2011, respectively. In the first quarter of 2012, the Bank received payments of $11.6 million for loss share claims under the terms of the FDIC shared-loss agreements.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2012, there were $1.1 million of unadvanced commitments on impaired loans. Other liabilities include approximately $212,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2012, and December 31, 2011, are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Commitments to extend credit	$603,935	$547,657
Standby letters of credit	46,259	43,973

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses and may require payment of a fee. Of the total commitments to extend credit at March 31, 2012, and December 31, 2011, approximately $61.8 million and $75.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at March 31, 2012.

Contingencies

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

As previously reported, on July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of it's criminal case against the individual defendants, and did not include the Company, the Bank or any affiliates thereof.

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

On July 11, 2011, the U.S. Attorney's Office moved to intervene in this case as well for purposes of seeking a stay of certain discovery pending completion of the above described criminal proceedings. As a result, certain discovery in the case was put on hold for the duration of such criminal proceedings.

The criminal proceedings against Sigillito began on March 19, 2012. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy and money laundering. Following this verdict, the judge lifted the stay and has scheduled a Rule 16 conference in the Rosemann case for May 31, 2012. The court in the Dunning case has granted the Bank's motion to compel arbitration and stay proceedings and scheduled a case management conference for May 10, 2012.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants made false and misleading statements and "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company is unable to estimate a reasonably possible loss for the case because the proceeding is in an early stage and there are significant factual issues to be determined and resolved. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At March 31, 2012, and December 31, 2011, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. At March 31, 2012, the Company had $1.4 million of unrealized gains. At March 31, 2012, the Company had pledged cash of $2.9 million and at December 31, 2011, the Company had pledged cash of $2.7 million, as collateral in connection with our interest rate swap agreements.

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

•
Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The swaps were designed to hedge the cash flows associated with a portion of prime based loans and had been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. For the three months ended March 31, 2011, $44,000 was reclassified into Miscellaneous income. At December 31, 2011, there were no additional amounts remaining in Accumulated other comprehensive income to be reclassified into operations.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate cap contracts	$49,050	$80,050	$67	$94	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended March 31,
(in thousands)		2012	2011
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(26)	$(33)
Interest rate swap contracts	Miscellaneous income	—	44

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate swap contracts	$130,534	$65,077	$1,380	$1,095	$1,982	$1,796

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended March 31,
(in thousands)		2012	2011
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(141)	$(150)

NOTE 9 - COMPENSATION PLANS

The Company maintains a number of share-based incentive programs, which are discussed in more detail in Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There were no stock options, stock-settled stock appreciation rights, or restricted stock units granted in the first three months of 2012. The share-based compensation expense was $473,000 and $545,000 for the three months ended March 31, 2012 and 2011, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights (“SSARs”)

At March 31, 2012, there was $722,000 of total unrecognized compensation costs related to SSAR’s which is expected to be recognized over a weighted average period of 2.0 years. Following is a summary of the employee stock option and SSAR activity for the first three months of 2012.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	798,984	$16.13
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	10.14
Outstanding at March 31, 2012	778,984	$16.28	4.5 years	$—
Exercisable at March 31, 2012	620,121	$16.89	3.7 years	$—
Vested and expected to vest at March 31, 2012	730,075	$16.40	4.5 years	$—

Restricted Stock Units (“RSUs”)

At March 31, 2012, there was $205,000 of total unrecognized compensation costs related to the RSU’s, which is expected to be recognized over a weighted average period of 0.7 years. A summary of the Company's restricted stock unit activity for the first three months of 2012 is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	12,550	$21.38
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2012	12,550	$21.38

Stock Plan for Non-Management Directors

Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation expense related to this plan. The Company recognized $162,000 and $167,000 of share-based compensation expense for the directors for the three months ended March 31, 2012 and 2011, respectively. Pursuant to this plan, the Company issued 11,148 and 13,900 shares in the first three months of 2012 and 2011, respectively.

Employee Stock Issuance

Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in a form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over five years. The Company recognized $19,000 and $5,000 of share-based compensation expense related to these awards for the three months ended March 31, 2012 and 2011, respectively and issued 10,501 and 4,831 shares in the three months ended March 31, 2012 and 2011, respectively.

In conjunction with the Company’s short-term incentive plan, the Company issued 0 and 14,329 restricted shares to certain key employees in the three months ended March 31, 2012 and 2011, respectively. The compensation expense related to these shares was expensed in 2011. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Moneta Plan

As of December 31, 2006, the fair value of all Moneta options had been expensed. As a result, there have been no option-related expenses for Moneta in 2012 or 2011. Following is a summary of the Moneta stock option activity for the first three months of 2012.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,096	$13.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	8,096	$13.65	1.25 years	$—
Exercisable at March 31, 2012	8,096	$13.65	1.25 years	$—

NOTE 10 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2012
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$—	$74,817	$—	$74,817
Obligations of states and political subdivisions	—	37,096	3,024	40,120
Residential mortgage-backed securities	—	391,868	—	391,868
Total securities available for sale	$—	$503,781	$3,024	$506,805
Portfolio loans	—	13,812	—	13,812
State tax credits held for sale	—	—	24,653	24,653
Derivative financial instruments	—	1,447	—	1,447
Total assets	$—	$519,040	$27,677	$546,717

Liabilities
Derivative financial instruments	$—	$1,982	$—	$1,982
Total liabilities	$—	$1,982	$—	$1,982

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. At March 31, 2012, Level 3 securities available for sale include three Auction Rate Securities and a municipal bond issued by a school district.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At March 31, 2012, of the $48.2 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $24.7 million were carried at fair value. The remaining $23.5 million of state tax credits were accounted for at cost.

The fair value of the state tax credits carried at fair value decreased $283,000 for the quarter ended March 31, 2012 compared to $164,000 for the same period in 2011. These fair value changes are included in Gain on State tax credits, net in the condensed consolidated statements of operations.
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
The fair value measurement is calculated using an internal valuation model with observable market data including discounted cash flows based upon the terms and conditions of the tax credits. Assuming that the underlying project remains in compliance with the various federal and state rules governing the tax credit program, each project will generate about 10 years of tax credits. The inputs to the fair value calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is defined as the LIBOR swap curve at a point equal to the remaining life in years of credits plus a 205 basis point spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is considered a Level 3 input because it is an “unobservable input” and is based on the Company’s assumptions. An increase in the discount rate utilized would generally result in a lower estimated fair value of the tax credits. Alternatively, a decrease in the discount rate utilized would generally result in a higher estimated fair value of the tax credits. Given the significance of this input to the fair value calculation, the state tax credit assets are reported as Level 3 assets.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of March 31, 2012.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the quarter ended March 31, 2012.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to a newly issued mortgage-backed security purchased in the fourth quarter of 2011 which was originally priced using Level 3 assumptions. In the first quarter of 2012, a third party pricing service became available.

	Securities available for sale, at fair value
	Three months ended March 31,
(in thousands)	2012	2011
Beginning balance	$6,763	$7,520
Total gains (losses):
Included in other comprehensive income	(3)	7
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	(3,736)	(4,555)
Ending balance	$3,024	$2,972

Change in unrealized gains relating to assets still held at the reporting date	$(3)	$7

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2012	2011
Beginning balance	$26,350	$31,576
Total gains:
Included in earnings	171	142
Purchases, sales, issuances and settlements:
Sales	(1,868)	(1,224)
Ending balance	$24,653	$30,494

Change in unrealized gains relating to assets still held at the reporting date	$(283)	$(164)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2012.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended March 31, 2012
Impaired loans	$6,016	$—	$—	$6,016	$(3,644)
Other real estate	9,521	—	—	9,521	(1,036)
Total	$15,537	$—	$—	$15,537	$(4,680)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2012, and December 31, 2011.

	March 31, 2012		December 31, 2011
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$27,595	$27,595	$20,791	$20,791
Federal funds sold	77	77	143	143
Interest-bearing deposits	149,000	149,000	168,711	168,711
Securities available for sale	506,805	506,805	593,182	593,182
Other investments, at cost	13,837	13,837	14,527	14,527
Loans held for sale	5,813	5,813	6,494	6,494
Derivative financial instruments	1,447	1,447	1,189	1,189
Portfolio loans, net	2,146,193	2,154,071	2,158,060	2,163,723
State tax credits, held for sale	48,165	48,165	50,446	50,446
Accrued interest receivable	9,905	9,905	9,193	9,193

Balance sheet liabilities
Deposits	2,704,157	2,715,962	2,791,353	2,804,044
Subordinated debentures	85,081	42,023	85,081	42,252
Federal Home Loan Bank advances	87,000	95,975	102,000	110,575
Other borrowings	105,888	105,896	154,545	154,561
Derivative financial instruments	1,982	1,982	1,796	1,796
Accrued interest payable	1,586	1,586	1,762	1,762

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the condensed consolidated balance sheets at fair value at March 31, 2012, and December 31, 2011.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,154,071	$2,154,071
Financial Liabilities:
Deposits	1,984,532	—	731,430	2,715,962
Subordinated debentures	—	—	42,023	42,023
Federal Home Loan Bank advances	—	—	95,975	95,975
Other borrowings	—	—	105,896	105,896

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,163,723	$2,163,723
Financial Liabilities:
Deposits	1,974,432	—	829,612	2,804,044
Subordinated debentures	—	—	42,252	42,252
Federal Home Loan Bank advances	—	—	110,575	110,575
Other borrowings	—	—	154,561	154,561

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Balance Sheet Information	March 31, 2012
Portfolio loans	$2,186,799	$—	$—	$2,186,799
Goodwill	30,334	—	—	30,334
Intangibles, net	8,795	—	—	8,795
Deposits	2,683,064	39,465	(18,372)	2,704,157
Borrowings	151,822	43,566	82,581	277,969
Total assets	3,147,557	87,771	9,826	3,245,154

	December 31, 2011
Portfolio loans	$2,197,684	$—	$—	$2,197,684
Goodwill	30,334	—	—	30,334
Intangibles, net	9,285	—	—	9,285
Deposits	2,773,482	39,440	(21,569)	2,791,353
Borrowings	213,480	45,565	82,581	341,626
Total assets	3,278,328	90,068	9,383	3,377,779

Income Statement Information	Three months ended March 31, 2012
Net interest income (expense)	$31,811	$(128)	$(1,054)	$30,629
Provision for loan losses	4,003	—	—	4,003
Noninterest income	1,892	2,053	38	3,983
Noninterest expense	18,059	1,873	1,432	21,364
Income (loss) before income tax expense (benefit)	11,641	52	(2,448)	9,245

	Three months ended March 31, 2011
Net interest income (expense)	$24,056	$(322)	$(1,026)	$22,708
Provision for loan losses	3,600	—	—	3,600
Noninterest income	3,077	1,838	48	4,963
Noninterest expense	14,980	1,846	1,139	17,965
Income (loss) before income tax expense (benefit)	8,553	(330)	(2,117)	6,106

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, ”should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and in Part II, 1A of this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2012 compared to the financial condition as of December 31, 2011. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Summary

The Company reported net income of $6.2 million for the three months ended March 31, 2012, compared to net income of $4.1 million for the same period in 2011. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.31, compared to net income of $0.23 per fully diluted share for the prior year period.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 11 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.2 billion at March 31, 2012, including $269.2 million of loans covered under FDIC shared loss agreements ("Covered loans"). Covered loans decreased $31.4 million, or 10%, in the first quarter of 2012, due to loans that paid off and principal paydowns.

Excluding Covered loans, portfolio loans increased $20.5 million, or 1%, from December 31, 2011. Commercial & Industrial loans increased $28.9 million, or 4%, during the quarter. Commercial and Residential Real Estate decreased $17.9 million while Construction Real Estate increased $8.3 million.
For fiscal year 2012, the Company expects 6-8% growth in portfolio loans not covered by FDIC shared loss agreements, similar to 2011 results.
See Note 5 – Portfolio Loans not covered by loss share and Note 6 – Portfolio Loans covered by loss share for more information.

•
Deposits – Total deposits at March 31, 2012 were $2.7 billion, a decrease of $87.2 million, or 3%, from December 31, 2011. It is not unusual to see some deposit runoff in the first quarter given our customer base.

Core deposits, exclude brokered certificates of deposit and include reciprocal CDARS deposits, decreased $62.1 million, or 2%, in the first quarter of 2012. Non CDARS certificates of deposit decreased $65.4 million, or 10%, consistent with our desire to lower our cost of funds, while demand deposits increased $6.7 million. Core deposits represented 96% of total deposits at March 31, 2012 compared to 95% at December 31, 2011.

Reciprocal CDARS certificates were reduced to $7.6 million at March 31, 2012 compared to $14.5 million at December 31, 2011 and $74.8 million at March 31, 2011. Brokered certificates of deposit were reduced to $101.6 million at March 31, 2012 compared to $126.6 million at December 31, 2011 and $156.7 million at March 31, 2011.

•
Asset quality – Nonperforming loans, including troubled debt restructurings of $13.2 million, were $47.2 million at March 31, 2012, compared to $41.6 million at December 31, 2011 and $43.5 million at March 31, 2011. Nonperforming loans represented 2.46% of total loans excluding Covered loans at March 31, 2012 versus 2.19% at December 31, 2011 and 2.47% at March 31, 2011. Excluding non-accrual loans and Covered loans, portfolio loans that were 30-89 days delinquent at March 31, 2012 remained at low levels, representing 0.62% of the portfolio compared to 0.36% at December 31, 2011 and 0.14% at March 31, 2011.

Provision for loan losses not covered under FDIC loss share was $1.7 million in the first quarter of 2012, compared to $3.6 million in the first quarter of 2011. The decrease in the provision for loan losses in the first quarter of 2012 was due to lower levels of loan risk rating downgrades and better loss migration statistics from a year ago. See Note 5 – Portfolio Loans not covered by loss share and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 4.33% for the first quarter of 2012, compared to 4.35% for the fourth quarter of 2011 and 3.58% in the first quarter of 2011. See Net Interest Income in this section for more information.

•
Covered loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets in the first quarter of 2012 and applicable prior year periods.

	For the Quarter ended
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Accretion income	$7,081	$6,841	$2,807
Accelerated cash flows	2,691	4,733	1,049
Other	130	29	18
Total interest income	9,902	11,603	3,874
Provision for loan losses	(2,285)	144	—
Gain on sale of other real estate	1,173	144	166
Change in FDIC loss share receivable	(2,956)	(4,642)	716
Pre-tax net revenue	$5,834	$7,249	$4,756

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.7 million in the first quarter of 2012, an increase of $41,000, or 2%, over the linked fourth quarter and an increase of $26,000, or 2%, compared to March 31, 2011. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended March 31, 2012 and 2011

Net interest income (on a tax equivalent basis) was $31.0 million for the three months ended March 31, 2012 compared to $23.0 million for the same period of 2011, an increase of $8.0 million, or 35%. Total interest income increased $6.7 million and total interest expense decreased $1.2 million.

Average interest-earning assets increased $267.1 million, or 10%, to $2.9 billion for the quarter ended March 31, 2012 from $2.6 billion for the quarter ended March 31, 2011. Average loans increased $221.6 million, or 11%, to $2.2 billion for the quarter ended March 31, 2012 from $2.0 billion for the quarter ended March 31, 2011. Approximately $126.0 million of the increase is related to the increase in the Non-covered loans. Average securities and short-term investments increased $45.5 million, or 7%, to $699.8 million from the first quarter of 2011 as increased core deposits, including demand deposits, could not be deployed in loans. Interest income on earning assets increased $5.3 million due to higher volume and $1.4 million due to higher rates, for an increase of $6.7 million versus the first quarter of 2011.

For the quarter ended March 31, 2012, average interest-bearing liabilities increased $160.5 million, or 7%, to $2.4 billion compared to $2.3 billion for the quarter ended March 31, 2011. The increase in average interest-bearing liabilities resulted from a $157.3 million increase in average interest-bearing deposits, due to a $221.9 million increase in average money market accounts and savings accounts, an increase of $49.5 million in interest-bearing transaction accounts, offset by a decrease of $114.1 million in certificates of deposit. For the first quarter of 2012, interest expense on interest-bearing liabilities decreased $1.3 million due to declining rates partially offset by an increase of $70,000 due to the impact of higher volumes, for a net decrease of $1.2 million versus the first quarter of 2011.

The tax-equivalent net interest rate margin was 4.33% for the first quarter of 2012, compared to 4.35% for the fourth quarter of 2011 and 3.58% in the first quarter of 2011. In the first quarter of 2012, the Covered loans yielded 14.24% primarily due to cash flows on paid off loans that exceeded expectations. Absent the Covered loans, and the related nonearning assets, the net interest rate margin was 3.45% for the first quarter of 2012 compared to 3.36% for the fourth quarter of 2011. The increase in the net interest rate margin, excluding the effects of related nonearning assets under FDIC loss share loans, and the related funding costs, was primarily due to better earning asset mix and slightly lower funding costs.

We expect the net interest margin to continue at 4% or more for 2012 based on a better earning asset mix, the full year impact of the The First National Bank of Olathe ("FNB") acquisition and continued discipline on funding costs. We expect continued volatility in the yield on Covered loans due primarily to prepayments, and possibly the quarterly remeasurement of cash flows.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2012			2011
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,867,159	$24,084	5.19%	$1,736,608	$23,321	5.45%
Tax-exempt loans (2)	30,572	586	7.71	35,153	681	7.86
Covered loans (3)	279,700	9,902	14.24	184,098	3,874	8.53
Total loans	2,177,431	34,572	6.39	1,955,859	27,876	5.78
Taxable investments in debt and equity securities	542,446	2,543	1.89	407,943	2,642	2.63
Non-taxable investments in debt and equity securities (2)	31,144	365	4.71	15,174	172	4.60
Short-term investments	126,231	77	0.25	231,208	149	0.26
Total securities and short-term investments	699,821	2,985	1.72	654,325	2,963	1.84
Total interest-earning assets	2,877,252	37,557	5.25	2,610,184	30,839	4.79
Noninterest-earning assets:
Cash and due from banks	15,292			11,220
Other assets	410,756			311,584
Allowance for loan losses	(36,444)			(43,558)
Total assets	$3,266,856			$2,889,430

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$243,861	$191	0.32%	$194,340	$189	0.39%
Money market accounts	1,072,747	1,430	0.54	896,185	2,082	0.94
Savings	56,104	69	0.49	10,751	9	0.34
Certificates of deposit	766,819	2,779	1.46	880,966	3,410	1.57
Total interest-bearing deposits	2,139,531	4,469	0.84	1,982,242	5,690	1.16
Subordinated debentures	85,081	1,149	5.43	85,081	1,121	5.34
Borrowed funds	221,029	968	1.76	217,858	1,014	1.89
Total interest-bearing liabilities	2,445,641	6,586	1.08	2,285,181	7,825	1.39
Noninterest bearing liabilities:
Demand deposits	567,511			408,766
Other liabilities	8,760			12,239
Total liabilities	3,021,912			2,706,186
Shareholders' equity	244,944			183,244
Total liabilities & shareholders' equity	$3,266,856			$2,889,430
Net interest income		$30,971			$23,014
Net interest spread			4.17%			3.40%
Net interest rate margin (4)			4.33			3.58

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $319,000 and $146,000 for the three months ended March 31, 2012 and 2011, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $342,000 and $306,000 for the three months ended March 31, 2012 and 2011, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements and are recorded at fair value.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2012 compared to 2011
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$1,836	$(1,073)	$763
Tax-exempt loans (3)	(83)	(12)	(95)
Covered loans	2,636	3,392	6,028
Taxable investments in debt and equity securities	757	(856)	(99)
Non-taxable investments in debt and equity securities (3)	189	4	193
Short-term investments	(64)	(8)	(72)
Total interest-earning assets	$5,271	$1,447	$6,718

Interest paid on:
Interest-bearing transaction accounts	$44	$(42)	$2
Money market accounts	363	(1,015)	(652)
Savings	54	6	60
Certificates of deposit	(407)	(224)	(631)
Subordinated debentures	—	28	28
Borrowed funds	16	(62)	(46)
Total interest-bearing liabilities	70	(1,309)	(1,239)
Net interest income	$5,201	$2,756	$7,957

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses not covered under FDIC loss share was $1.7 million in the first quarter of 2012 compared to $3.6 million in the first quarter of 2011. The lower loan loss provision in the first quarter of 2012 compared to the the first quarter of 2011 was due to lower levels of loan risk rating downgrades and better loss migration statistics from a year ago. For the full year 2012, we expect the provision for loan losses not covered under FDIC loss share to be approximately $13 to $14 million, essentially flat with 2011 results.

For Covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. The provision for loan losses on Covered loans was $2.3 million in the first quarter of 2012 compared to $0 in the first quarter of 2011.

Excluding the Covered loans, the allowance for loan losses was 1.96% of total loans at March 31, 2012, representing 80% of nonperforming loans. The loan loss allowance was 2.00% at December 31, 2011 representing 91% of nonperforming loans and 2.43% at March 31, 2011 representing 98% of nonperforming loans. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Excluding the Covered loans, net charge-offs in the first quarter of 2012 were $2.1 million, representing an annualized rate of 0.45% of average loans, compared to net charge-offs of $4.9 million, an annualized rate of 1.04% of average loans, in the fourth quarter of 2011 and $3.5 million, an annualized rate of 0.81% of average loans, in the first quarter of 2011. Approximately 33% of the net charge-offs in the first quarter of 2012 were related to Construction, Land Acquisition and Development loans, 23% were related to Commercial & Industrial, 43% were related to Commercial Real Estate loans, and 1% were related to Residential Real Estate loans and Consumer and other loans.

Given the continued softness in real estate values in our markets, in 2012 the Company expects net charge-offs (excluding Covered loans) of $15 to $20 million, consistent with 2011 results.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2012	2011
Allowance at beginning of period, for loans not covered under FDIC loss share	$37,989	$42,759
Loans charged off:
Commercial and industrial	585	400
Real estate:
Commercial	931	738
Construction and Land Development	856	2,716
Residential	362	111
Consumer and other	—	—
Total loans charged off	2,734	3,965
Recoveries of loans previously charged off:
Commercial and industrial	96	125
Real estate:
Commercial	17	15
Construction and Land Development	152	178
Residential	356	89
Consumer and other	2	21
Total recoveries of loans	623	428
Net loan chargeoffs	2,111	3,537
Provision for loan losses	1,718	3,600
Allowance at end of period, for loans not covered under FDIC loss share	$37,596	$42,822

Allowance at beginning of period, for loans covered under FDIC loss share	$1,635	$—
Loans charged off	910	—
Recoveries of loans	—	—
Net loan chargeoffs	910	—
Provision for loan losses	2,285	—
Allowance at end of period, for loans covered under FDIC loss share	$3,010	$—

Total Allowance at end of period	$40,606	$42,822

Excludes loans covered under FDIC loss share
Average loans	$1,897,731	$1,771,761
Total portfolio loans	1,917,550	1,761,034
Net chargeoffs to average loans	0.45%	0.81%
Allowance for loan losses to loans	1.96	2.43

Includes loans covered under FDIC loss share
Average loans	$2,177,431	$1,955,859
Total portfolio loans	2,186,799	1,943,311
Net chargeoffs to average loans	0.56%	0.73%
Allowance for loan losses to loans	1.86	2.20

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	March 31,	March 31,
(in thousands)	2012	2011
Non-accrual loans	$33,963	$33,782
Loans past due 90 days or more and still accruing interest	—	—
Restructured loans	13,221	9,705
Total nonperforming loans	47,184	43,487
Foreclosed property (1)	19,655	28,443
Other bank owned assets	—	600
Total nonperforming assets (1)	$66,839	$72,530

Excludes assets covered under FDIC loss share
Total assets	$3,245,154	$2,915,645
Total portfolio loans	1,917,550	1,761,034
Total loans plus foreclosed property	1,937,205	1,790,077
Nonperforming loans to total loans	2.46%	2.47%
Nonperforming assets to total loans plus foreclosed property	3.45	4.05
Nonperforming assets to total assets (1)	2.06	2.49

Allowance for loan losses to nonperforming loans	80.00%	98.00%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude Covered loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 6 – Portfolio Loans covered under loss share for more information on these loans.

Nonperforming loans, including troubled debt restructurings of $13.2 million, were $47.2 million at March 31, 2012, an increase from $41.6 million at December 31, 2011 and $43.5 million at March 31, 2011. The nonperforming loans are comprised of approximately 45 relationships with the largest being a $4.6 million commercial real estate loan. Five relationships comprise 43% of the nonperforming loans. Approximately 40% of the nonperforming loans were located in the Kansas City market, 59% were located in the St. Louis market, and 1% were located in the Arizona market. At March 31, 2012, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 2.46% of Non-covered loans at March 31, 2012, versus 2.19% at December 31, 2011 and 2.47% at March 31, 2011.

Nonperforming loans based on Call Report codes were as follows:

	2012	2011
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Construction, Real Estate/Land Acquisition and Development	$12,109	$14,767	$14,666	$17,845	$16,808
Commercial Real Estate	21,225	15,699	16,617	10,915	10,612
Residential Real Estate	4,631	5,522	11,327	9,276	9,508
Commercial & Industrial	9,219	5,634	5,428	5,082	6,559
Consumer & Other	—	—	—	—	—
Total	$47,184	$41,622	$48,038	$43,118	$43,487

The following table summarizes the changes in nonperforming loans by quarter.

	2012	2011
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Nonperforming loans beginning of period	$41,622	$48,038	$43,118	$43,487	$46,357
Additions to nonaccrual loans	12,110	7,276	14,618	6,204	18,187
Additions to restructured loans	4,365	3,803	2,314	2,508	297
Chargeoffs	(2,734)	(5,558)	(4,959)	(5,679)	(3,966)
Other principal reductions	(3,608)	(7,545)	(3,372)	(3,992)	(6,445)
Moved to Other real estate	(3,816)	(1,203)	(2,932)	(159)	(7,014)
Moved to performing	—	(3,944)	—	—	(3,929)
Loans past due 90 days or more and still accruing interest	(755)	755	(749)	749	—
Nonperforming loans end of period	$47,184	$41,622	$48,038	$43,118	$43,487

In 2012, the Company expects similar or lower levels of new nonperforming loans compared to 2011.

Other real estate

Other real estate at March 31, 2012, was $45.4 million, compared to $53.7 million at December 31, 2011, and $51.3 million at March 31, 2011. Approximately 57% of total Other real estate, or $25.7 million, is covered by one of four FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate for the past five quarters.

	2012	2011
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Other real estate beginning of period	$53,688	$72,563	$42,790	$51,305	$36,208
Additions and expenses capitalized to prepare property for sale	3,816	1,203	2,932	159	7,014
Additions from FDIC assisted transactions	3,322	1,250	41,793	3,298	12,826
Writedowns in fair value	(2,052)	(1,998)	(2,714)	(2,944)	(703)
Sales	(13,394)	(19,330)	(12,238)	(9,028)	(4,040)
Other real estate end of period	$45,380	$53,688	$72,563	$42,790	$51,305

At March 31, 2012, Other real estate was comprised of 13% residential lots, 8% completed homes, and 79% commercial real estate. Of the total Other real estate, 39%, or 41 properties, are located in the Kansas City region, 29%, or 17 properties, are located in the St. Louis region and 32%, or 32 properties, are located in the Arizona region. All Arizona Other real estate properties and 24 properties, or $11.2 million, of the Kansas City Other real estate are covered under FDIC loss share.

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the three months ended March 31, 2012, the Company realized a net gain of $1.2 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Noninterest Income

Noninterest income decreased $980,000, or 20%, in the first quarter of 2012 compared to the first quarter of 2011. The decrease is primarily due to decreases in income related to changes in the FDIC Receivable partially offset by increases in gains on the sale of investment securities and gains on the sale of other real estate.

•
Wealth Management revenue – For the quarter ended March 31, 2012, Wealth Management revenue from the Trust division increased $26,000, or 2%, compared to the same period in 2011. Assets under administration were $1.7 billion at March 31, 2012, a 4% increase from March 31, 2011 due to market value increases and additional accounts from new and existing clients, including acquired Legacy and FNB Trust assets.

•
Sale of Other real estate – For the quarter ended March 31, 2012, we sold $13.4 million of Other real estate for a gain of $1.2 million compared to $4.0 million of Other real estate for a net gain of $423,000 during the same period in 2011.

•
State tax credit brokerage activities – For the quarter ended March 31, 2012, the Company recorded a gain of $337,000 compared to a gain of $155,000 in the first quarter of 2011. Gains of $646,000 related to the sale of state tax credits to clients were partially offset by a negative fair value adjustment of $283,000 and a negative fair value adjustment of $26,000 on the interest rate caps used to economically hedge the tax credits . See Note 8 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more information on the fair value treatment of the state tax credits, see Note 10 – Fair Value Measurements.

•
Sale of investment securities – During the first three months of 2012, the Company purchased approximately $10.2 million in securities primarily in residential mortage-backed securities and municipal securities. The Company sold approximately $64.5 million of securities realizing a gain of $1.0 million on these sales.

•
Change in FDIC loss share receivable – Income related to changes in the FDIC loss share receivable decreased $3.7 million during the first quarter of 2012 compared to the same period in 2011. The decrease in income related to the FDIC loss share receivable was primarily due to loan pay offs in which the losses on the loans were less than expected along with lower loss expectations on certain loan pools. To correlate with the new projected loss amounts, the FDIC loss share receivable must be reduced. In 2012, absent any changes based on the results of the quarterly remeasurement process, the Company anticipates continued negative accretion as the FDIC loss share receivable is adjusted down for lower anticipated losses.

•
Miscellaneous income – Miscellaneous income increased $425,000, or 116%, compared to the same period in 2011 primarily due to increases in fee income related to the allocation of New Market Tax Credits to developers and projects and increases in gains on the sale of mortgages.

Noninterest Expense

Noninterest expenses were $21.4 million in the first quarter of 2012, an increase of $3.4 million, or 19%, from the same quarter of 2011. The increase over the prior year period was primarily comprised of an increase of $1.8 million in salaries and benefits, a $601,000 increase in legal and professional fees and a $355,000 increase in amortization of intangibles primarily due to our Kansas City acquisition activity.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 62% for the quarter ended March 31, 2012 compared to 65% for the prior year period.

In 2012, the Company expects noninterest expenses to average $20 to $22 million per quarter as loan collection expenses on Covered assets remain elevated and the full year impact of compensation expense for the FNB acquisition and expenses for other new initiatives are realized.

Income Taxes

For the quarter ended March 31, 2012, the Company’s income tax expense, which includes both federal and state taxes, was $3.1 million compared to $2.0 million for the same period in 2011. The combined federal and state effective income tax rates were 33.1% and 32.7% for the quarters ended March 31, 2012, and 2011, respectively.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal income taxes on its deferred tax asset of $16.5 million as of March 31, 2012 and $16.0 million as of December 31, 2011. Management believes it is more likely than not that the results of future operations will generate sufficient federal taxable income to realize the deferred federal tax assets. The Company had a state valuation allowance of $320,000 as of March 31, 2012, and as of December 31, 2011.

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $18.0 million will be sufficient to meet all projected cash needs for at least the next year.

As of March 31, 2012, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Bank liquidity

During the first quarter of 2012, we maintained a strong liquidity position by targeting core funding while reducing certain volatile deposit sources. Noninterest-bearing demand deposits grew $6.7 million, interest-bearing checking and money market accounts increased $3.4 million.

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2012, the Bank could borrow an additional $156.6 million from the FHLB of Des Moines under blanket loan pledges and has an additional $430.5 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with three correspondent banks totaling $35.0 million.

Of the $506.8 million of the securities available for sale at March 31, 2012, $225.7 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $281.2 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of March 31, 2012, the Bank had $30.9 million of reciprocal CDARS money market sweep balances and $7.6 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At March 31, 2012, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At March 31, 2012, brokered certificate of deposit balances were $101.6 million, and represented 3.8% of total deposits at March 31, 2012.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $650.2 million in unused commitments as of March 31, 2012. While this commitment level exceeds the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of March 31, 2012, and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2012, and December 31, 2011.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Average common equity to average assets	6.48%	5.84%
Tier 1 capital to risk weighted assets	12.48%	12.40%
Total capital to risk weighted assets	13.85%	13.78%
Tier 1 common equity to risk weighted assets	7.46%	7.32%
Leverage ratio (Tier 1 capital to average assets)	8.75%	8.26%
Tangible common equity to tangible assets	5.41%	4.99%
Tier 1 capital	$282,300	$276,275
Total risk-based capital	$313,230	$306,996

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	March 31, 2012	December 31, 2011
Total shareholders' equity	$246,016	$239,565
Less: Preferred stock	(33,496)	(33,293)
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(8,795)	(9,285)
Tangible common equity	$173,391	$166,653

Total assets	$3,245,154	$3,377,779
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(8,795)	(9,285)
Tangible assets	$3,206,025	$3,338,160

Tangible common equity to tangible assets	5.41%	4.99%

Tier 1 common equity ratio

(In thousands)	March 31, 2012	December 31, 2011
Total shareholders' equity	$246,016	$239,565
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(8,795)	(9,285)
Less: Unrealized gains; Plus: Unrealized Losses	(4,744)	(3,602)
Plus: Qualifying trust preferred securities	80,100	79,874
Other	57	57
Tier 1 capital	$282,300	$276,275
Less: Preferred stock	(33,496)	(33,293)
Less: Qualifying trust preferred securities	(80,100)	(79,874)
Tier 1 common equity	$168,704	$163,108

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,262,209	2,227,958

Tier 1 common equity to risk weighted assets	7.46%	7.32%

While our regulatory capital ratios at the Bank are more than adequate, our capital plan targets a tangible common equity to tangible assets ratio of 7% or better by the end of 2014.  This capital plan contemplates 1) the redemption of all or part of the $35 million of preferred stock in the Company currently held by the U.S. Treasury through the Capital Purchase Program by the end of 2012 and 2) no significant acquisition activities.  The Company intends to seek regulatory approval with the Federal Reserve and the FDIC to redeem the preferred stock in conjunction with the completion of its annual safety & soundness exam in June, 2012.

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” On January 1, 2012, the Company adopted new authoritative guidance under this ASU which is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. The amended guidance changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820 “Fair Value Measurement” including the following provisions:

•	Application of the concepts of highest and best use and valuation premise

•	Introduction of a option to measure groups of offsetting assets and liabilities on a net basis

•	Incorporation of certain premiums and discounts in fair value measurements

•	Measurement of the fair value of certain instruments classified in shareholders' equity

In addition, the amended guidance includes several new fair value disclosure requirements, including information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements' sensitivity to changes in unobservable inputs. The adoption of this guidance did not have a material impact on the the Company's consolidated financial statements.

FASB ASU 2011-05, “Presentation of Comprehensive Income" On January 1, 2012, the Company adopted new authoritative guidance which amends Topic 220, Comprehensive Income by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. This new guidance requires entities to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This ASU also requires entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. The adoption of this guidance did not have a material impact on the the Company's consolidated financial statements.

FASB ASU 2011-08, "Testing Goodwill for Impairment" On January 1, 2012, the Company adopted new authoritative guidance which permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The adoption of this guidance did not have a material impact on the the Company's consolidated financial statements.

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

FASB ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" On January 1, 2012, the Company adopted new authoritative guidance which indefinitely defers the new provisions under ASU 2011-05 which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. The adoption of this guidance did not have a material impact on the the Company's consolidated financial statements.

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

Interest rate simulations for March 31, 2012, demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2012.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$171,323	$64,616	$50,174	$41,999	$64,972	$113,721	$506,805
Other investments	—	—	—	—	—	13,837	13,837
Interest-bearing deposits	149,000	—	—	—	—	—	149,000
Federal funds sold	77	—	—	—	—	—	77
Portfolio loans (1)	1,504,010	355,484	150,261	91,399	49,747	35,898	2,186,799
Loans held for sale	5,813	—	—	—	—	—	5,813
Total interest-earning assets	$1,830,223	$420,100	$200,435	$133,398	$114,719	$163,456	$2,862,331

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,392,360	$—	$—	$—	$—	$—	$1,392,360
Certificates of deposit	365,585	152,915	46,181	116,454	38,429	61	719,625
Subordinated debentures	56,807	28,274	—	—	—	—	85,081
Other borrowings	112,888	—	—	10,000	—	70,000	192,888
Total interest-bearing liabilities	$1,927,640	$181,189	$46,181	$126,454	$38,429	$70,061	$2,389,954

Interest-sensitivity GAP
GAP by period	$(97,417)	$238,911	$154,254	$6,944	$76,290	$93,395	$472,377
Cumulative GAP	$(97,417)	$141,494	$295,748	$302,692	$378,982	$472,377	$472,377
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.95	2.32	4.34	1.05	2.99	2.33	1.20
Cumulative GAP as of March 31, 2012	0.95	1.07	1.14	1.13	1.16	1.20	1.20

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2012. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012, due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for fiscal year 2011 under Part II, Item 9A.

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

Remediation Plan
Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts include, but are not limited to, the following:

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

Management believes the foregoing efforts when completed and verified will effectively remediate the material weakness. As the company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. If not remediated, these control deficiencies could result in further material misstatements to the Company’s financial statements.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and as updated by the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2012:

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

As previously reported, on July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of it's criminal case against the individual defendants, and did not include the Company, the Bank or any affiliates thereof.

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

On July 11, 2011, the U.S. Attorney's Office moved to intervene in this case as well for purposes of seeking a stay of certain discovery pending completion of the above described criminal proceedings. As a result, certain discovery in the case was put on hold for the duration of such criminal proceedings.

The criminal proceedings against Sigillito began on March 19, 2012. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy and money laundering. Following this verdict, the judge lifted the stay and has scheduled a Rule 16 conference in the Rosemann case for May 31, 2012. The court in the Dunning case has granted the Bank's motion to compel arbitration and stay preceedings and scheduled a case management conference for May 10, 2012.

William Mark Scott v. Enterprise Financial Services Corp
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of
Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants made false and misleading statements and "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

ITEM 1A: RISK FACTORS

Please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2011, for information regarding risk factors.

ITEM 6: EXHIBITS

Exhibit Number	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1
First amendment to The First National Bank of Olathe Purchase and Assumption Agreement dated March 21, 2012 by and between Enterprise Bank & Trust and The Federal Deposit Insurance Corporate as Receiver for The First National Bank of Olathe (incorporated herein by reference to Exhibit 99.1 to Registrant's current report on Form 8-K filed on March 22, 2012.)

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (ii) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Changes in Equity and Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 8, 2012.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer