Form 10-Q
period 2012-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-08-08
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of August 3, 2012, the Registrant had 17,874,541 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$29,832	$20,791
Federal funds sold	58	143
Interest-bearing deposits (including $3,520 and $2,650 pledged as collateral)	46,087	167,209
Total cash and cash equivalents	75,977	188,143
Interest-bearing deposits greater than 90 days	1,502	1,502
Securities available for sale	599,736	593,182
Mortgage loans held for sale	4,928	6,494
Portfolio loans not covered under FDIC loss share	1,948,994	1,897,074
Less: Allowance for loan losses	36,304	37,989
Portfolio loans not covered under FDIC loss share, net	1,912,690	1,859,085
Portfolio loans covered under FDIC loss share, net of the allowance for loan losses ($1,889 and $1,635, respectively)	240,599	298,975
Portfolio loans, net	2,153,289	2,158,060
Other real estate not covered under FDIC loss share	17,443	17,217
Other real estate covered under FDIC loss share	19,832	36,471
Other investments, at cost	14,501	14,527
Fixed assets, net	21,739	18,986
Accrued interest receivable	9,665	9,193
State tax credits, held for sale, including $24,836 and $26,350 carried at fair value, respectively	65,648	50,446
FDIC loss share receivable	88,436	184,554
Goodwill	30,334	30,334
Intangibles, net	8,310	9,285
Other assets	71,794	59,385
Total assets	$3,183,134	$3,377,779

Liabilities and Shareholders' Equity
Demand deposits	$623,956	$585,479
Interest-bearing transaction accounts	275,288	253,504
Money market accounts	957,428	1,084,304
Savings	70,227	51,145
Certificates of deposit:
$100 and over	468,766	550,535
Other	208,608	266,386
Total deposits	2,604,273	2,791,353
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	90,500	102,000
Other borrowings	132,479	154,545
Accrued interest payable	1,459	1,762
Other liabilities	13,454	3,473
Total liabilities	2,927,246	3,138,214

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	33,703	33,293
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,933,051 and 17,849,862 shares issued, respectively	179	178
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	170,717	169,138
Retained earnings	46,892	35,097
Accumulated other comprehensive income	6,140	3,602
Total shareholders' equity	255,888	239,565
Total liabilities and shareholders' equity	$3,183,134	$3,377,779
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$37,272	$34,951	$71,633	$62,582
Interest on debt securities:
Taxable	2,366	3,243	4,812	5,813
Nontaxable	236	155	470	265
Interest on federal funds sold	—	—	—	1
Interest on interest-bearing deposits	65	113	142	261
Dividends on equity securities	90	97	187	170
Total interest income	40,029	38,559	77,244	69,092
Interest expense:
Interest-bearing transaction accounts	193	206	384	395
Money market accounts	1,240	2,124	2,670	4,206
Savings	72	9	141	18
Certificates of deposit:
$100 and over	1,840	2,305	3,809	4,662
Other	696	800	1,506	1,853
Subordinated debentures	980	1,126	2,129	2,247
Federal Home Loan Bank advances	768	888	1,606	1,788
Notes payable and other borrowings	107	97	237	211
Total interest expense	5,896	7,555	12,482	15,380
Net interest income	34,133	31,004	64,762	53,712
Provision for loan losses not covered under FDIC loss share	75	4,300	1,793	7,900
Provision for loan losses covered under FDIC loss share	206	275	2,491	275
Net interest income after provision for loan losses	33,852	26,429	60,478	45,537
Noninterest income:
Wealth Management revenue	1,991	1,658	3,700	3,341
Service charges on deposit accounts	1,413	1,194	2,743	2,331
Other service charges and fee income	578	331	1,172	641
Gain on sale of other real estate	1,256	99	2,413	522
Gain on state tax credits, net	587	987	924	1,142
Gain on sale of investment securities	134	506	1,156	680
Change in FDIC loss share receivable	(5,694)	(1,081)	(8,650)	(365)
Miscellaneous income	580	524	1,370	889
Total noninterest income	845	4,218	4,828	9,181
Noninterest expense:
Employee compensation and benefits	11,052	8,265	21,515	16,953
Occupancy	1,379	1,141	2,763	2,280
Furniture and equipment	386	431	850	785
Data processing	829	604	1,649	1,230
FDIC and other insurance	843	1,133	1,796	2,355
Loan legal and other real estate expense	1,955	3,255	4,029	5,691
Other	4,970	3,195	10,176	6,695
Total noninterest expense	21,414	18,024	42,778	35,989

Income before income tax expense	13,283	12,623	22,528	18,729
Income tax expense	4,517	4,350	7,577	6,344
Net income	$8,766	$8,273	$14,951	$12,385

Net income available to common shareholders	$8,122	$7,643	$13,666	$11,129

Earnings per common share
Basic	$0.46	$0.45	$0.77	$0.71
Diluted	0.44	0.43	0.75	0.70

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$8,766	$8,273	$14,951	$12,385
Other comprehensive income, net of tax:
Unrealized gain on investment securities arising during the period, net of tax	1,482	4,101	3,278	5,058
Less reclassification adjustment for realized gain on sale of securities included in net income, net of tax	(86)	(324)	(740)	(435)
Reclassification of cash flow hedge, net of tax	—	(28)	—	(56)
Total other comprehensive income	1,396	3,749	2,538	4,567
Total comprehensive income	$10,162	$12,022	$17,489	$16,952

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2012	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	14,951	—	14,951
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	3,278	3,278
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(740)	(740)
Total comprehensive income							17,489
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,871)	—	(1,871)
Cash dividends paid on preferred stock	—	—	—	—	(875)	—	(875)
Preferred stock accretion of discount	410	—	—	—	(410)	—	—
Issuance under equity compensation plans, net, 83,189 shares	—	1	—	455	—	—	456
Share-based compensation	—	—	—	1,124	—	—	1,124
Balance June 30, 2012	$33,703	$179	$(1,743)	$170,717	$46,892	$6,140	$255,888

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income	—	—	—	—	12,385	—	12,385
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	5,058	5,058
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(435)	(435)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(56)	(56)
Total comprehensive income							16,952
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,712)	—	(1,712)
Cash dividends paid on preferred stock	—	—	—	—	(875)	—	(875)
Preferred stock accretion of discount	381	—	—	—	(381)	—	—
Issuance under equity compensation plans, net, 105,417 shares	—	1	—	1,312	—	—	1,313
Issuance under public stock offering 2,743,900 shares	—	27	—	32,593	—	—	32,620
Share-based compensation	—	—	—	748	—	—	748
Excess tax expense related to equity compensation plans	—	—	—	14	—	—	14
Balance June 30, 2011	$32,900	$178	$(1,743)	$168,340	$25,192	$3,994	$228,861

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$14,951	$12,385
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,278	1,387
Provision for loan losses	4,284	8,175
Deferred income taxes	(1,622)	4,683
Net amortization of debt securities	3,999	2,490
Amortization of intangible assets	975	265
Gain on sale of investment securities	(1,156)	(680)
Mortgage loans originated for sale	(47,839)	(29,554)
Proceeds from mortgage loans sold	49,158	33,374
Gain on sale of other real estate	(2,413)	(522)
Gain on state tax credits, net	(924)	(1,142)
Excess tax benefit of share-based compensation	—	(14)
Share-based compensation	1,124	748
Valuation adjustment on other real estate	1,814	2,643
Net accretion of loan discount and indemnification asset	(5,011)	(9,465)
Changes in:
Accrued interest receivable	(472)	36
Accrued interest payable	(303)	(50)
Prepaid FDIC insurance	1,252	1,744
Other assets	(2,710)	(531)
Other liabilities	9,981	(3,012)
Net cash provided by operating activities	26,366	22,960
Cash flows from investing activities:
Cash received from acquisition of Legacy Bank	—	8,926
Net decrease (increase) in loans	3,340	(48,536)
Net cash proceeds received from FDIC loss share receivable	70,014	22,673
Proceeds from the sale of debt and equity securities, available for sale	110,876	35,423
Proceeds from the maturity of debt and equity securities, available for sale	63,233	62,840
Proceeds from the redemption of other investments	4,498	422
Proceeds from the sale of state tax credits held for sale	4,134	4,057
Proceeds from the sale of other real estate	34,327	12,897
Payments for the purchase/origination of:
Available for sale debt and equity securities	(179,285)	(194,254)
Other investments	(4,481)	(895)
State tax credits held for sale	(18,347)	—
Fixed assets	(3,904)	(309)
Net cash provided by (used in) investing activities	84,405	(96,756)
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	38,477	77,751
Net decrease in interest-bearing deposit accounts	(225,558)	(77,815)
Proceeds from Federal Home Loan Bank advances	91,500	—
Repayments of Federal Home Loan Bank advances	(103,000)	(21,556)
Net decrease in other borrowings	(22,066)	(31,559)
Cash dividends paid on common stock	(1,871)	(1,712)
Excess tax benefit of share-based compensation	—	14
Cash dividends paid on preferred stock	(875)	(876)
Issuance of common stock	—	32,620
Proceeds from the issuance of equity instruments	456	1,313
Net cash used in financing activities	(222,937)	(21,820)
Net decrease in cash and cash equivalents	(112,166)	(95,616)
Cash and cash equivalents, beginning of period	188,143	293,668
Cash and cash equivalents, end of period	$75,977	$198,052
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,179	$15,392
Income taxes	10,378	9,337
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$13,481	$14,686
Sales of other real estate financed	2,673	1,562
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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and restricted stock awards where recipients have satisfied the vesting terms. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method for convertible securities related to the issuance of trust preferred securities.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income as reported	$8,766	$8,273	$14,951	$12,385
Preferred stock dividend	(438)	(438)	(875)	(875)
Accretion of preferred stock discount	(206)	(192)	(410)	(381)
Net income available to common shareholders	$8,122	$7,643	$13,666	$11,129

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	371	742	742
Net income available to common shareholders and assumed conversions	$8,493	$8,014	$14,408	$11,871

Weighted average common shares outstanding	17,833	17,140	17,808	15,601
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	1,439	1,439	1,439
Additional dilutive common stock equivalents	14	23	32	20
Diluted common shares outstanding	19,286	18,602	19,279	17,060

Basic earnings per common share:	$0.46	$0.45	$0.77	$0.71
Diluted earnings per common share:	$0.44	$0.43	$0.75	$0.70

For the three months ended June 30, 2012 and 2011, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 1.1 million (including 324,074 common stock warrants) and 782,266 common stock equivalents (including 324,074 common stock warrants), respectively. For the six months ended June 30, 2012 and 2011, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 1.0 million (including 324,074 common stock warrants) and 925,049 (including 324,074 common stock warrants), respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	June 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$119,467	$2,177	$—	$121,644
Obligations of states and political subdivisions	41,070	2,056	(390)	42,736
Residential mortgage-backed securities	429,351	6,225	(220)	435,356
	$589,888	$10,458	$(610)	$599,736

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$126,305	$678	$(66)	$126,917
Obligations of states and political subdivisions	38,489	1,729	(381)	39,837
Residential mortgage-backed securities	422,761	5,269	(1,602)	426,428
	$587,555	$7,676	$(2,049)	$593,182

At June 30, 2012, and December 31, 2011, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $242.5 million and $287.8 million at June 30, 2012, and December 31, 2011, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,257	$2,284
Due after one year through five years	113,163	115,615
Due after five years through ten years	40,811	42,347
Due after ten years	4,306	4,134
Mortgage-backed securities	429,351	435,356
	$589,888	$599,736

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	June 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the state and political subdivisions	$3,298	$33	$3,043	$357	$6,341	$390
Residential mortgage-backed securities	60,461	220	—	—	60,461	220
	$63,759	$253	$3,043	$357	$66,802	$610

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$23,389	$66	$—	$—	$23,389	$66
Obligations of the state and political subdivisions	1,503	8	3,027	373	4,530	381
Residential mortgage-backed securities	86,954	1,598	4,203	4	91,157	1,602
	$111,846	$1,672	$7,230	$377	$119,076	$2,049

The unrealized losses at both June 30, 2012, and December 31, 2011, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2012, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Gross gains realized	$324	$506	$1,399	$680
Gross losses realized	(190)	—	(243)	—
Proceeds from sales	46,400	30,123	110,876	35,423

NOTE 4 - PORTFOLIO LOANS NOT COVERED BY LOSS SHARE ("Non-covered")

Below is a summary of Non-covered loans by category at June 30, 2012, and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Real Estate Loans:
Construction and Land Development	$142,474	$140,147
Commercial real estate - Investor Owned	479,492	477,154
Commercial real estate - Owner Occupied	322,491	334,416
Residential real estate	149,410	171,034
Total real estate loans	$1,093,867	$1,122,751
Commercial and industrial	841,383	763,202
Consumer & other	14,020	11,459
Portfolio Loans	$1,949,270	$1,897,412
Unearned loan costs, net	(276)	(338)
Portfolio loans, including unearned loan costs	$1,948,994	$1,897,074

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Non-covered loans by portfolio class and category based on impairment method through June 30, 2012, and at December 31, 2011, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Allowance for Loan Losses:
Balance at December 31, 2011	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Provision charged to expense	929	1,231	216	269	(555)	—	(372)	1,718
Losses charged off	(585)	(746)	(185)	(856)	(362)	—	—	(2,734)
Recoveries	96	2	15	152	356	2	—	623
Balance at March 31, 2012	$12,385	$6,784	$6,797	$5,412	$3,370	$16	$2,832	$37,596
Provision charged to expense	(3,201)	(744)	3,518	442	(189)	3	246	75
Losses charged off	(406)	(739)	(108)	(502)	(216)	—	—	(1,971)
Recoveries	203	5	15	97	284	—	—	604
Balance at June 30, 2012	$8,981	$5,306	$10,222	$5,449	$3,249	$19	$3,078	$36,304

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance June 30, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$2,098	$2,257	$2,244	$1,408	$544	$—	$—	$8,551
Collectively evaluated for impairment	6,883	3,049	7,978	4,041	2,705	19	3,078	27,753
Total	$8,981	$5,306	$10,222	$5,449	$3,249	$19	$3,078	$36,304
Loans - Ending Balance:
Individually evaluated for impairment	$4,667	$10,130	$9,937	$11,278	$4,543	$—	$—	$40,555
Collectively evaluated for impairment	836,716	312,361	469,555	131,196	144,867	13,744	—	1,908,439
Total	$841,383	$322,491	$479,492	$142,474	$149,410	$13,744	$—	$1,948,994

Balance at December 31, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,214	$1,377	$2,315	$2,927	$896	$—	$—	$10,729
Collectively evaluated for impairment	8,731	4,920	4,436	2,920	3,035	14	3,204	27,260
Total	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Loans - Ending Balance:
Individually evaluated for impairment	$5,634	$4,572	$11,127	$14,767	$5,522	$—	$—	$41,622
Collectively evaluated for impairment	757,568	329,844	466,027	125,380	165,512	11,121	—	1,855,452
Total	$763,202	$334,416	$477,154	$140,147	$171,034	$11,121	$—	$1,897,074

A summary of Non-covered loans individually evaluated for impairment by category at June 30, 2012, and December 31, 2011, is as follows:

	June 30, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,786	$601	$4,066	$4,667	$2,098	$7,784
Real Estate:
Commercial - Owner Occupied	11,743	3,180	6,950	10,130	2,257	8,669
Commercial - Investor Owned	13,866	1,759	8,178	9,937	2,244	9,710
Construction and Land Development	17,216	5,946	5,332	11,278	1,408	12,266
Residential	4,854	1,704	2,839	4,543	544	5,012
Consumer & Other	—	—	—	—	—	—
Total	$52,465	$13,190	$27,365	$40,555	$8,551	$43,441

	December 31, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$7,517	$128	$5,506	$5,634	$3,214	$6,571
Real Estate:
Commercial - Owner Occupied	5,099	—	4,572	4,572	1,377	2,711
Commercial - Investor Owned	15,676	914	10,213	11,127	2,315	10,562
Construction and Land Development	19,685	1,628	13,139	14,767	2,927	16,114
Residential	6,465	2,211	3,311	5,522	896	9,588
Consumer & Other	—	—	—	—	—	—
Total	$54,442	$4,881	$36,741	$41,622	$10,729	$45,546

There were no loans over 90 days past due and still accruing interest at June 30, 2012. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $676,000 and $1.5 million for the three and six months ended June 30, 2012, respectively. The cash amount collected and recognized as interest income on impaired loans was $115,000 and $241,000 for the three and six months ended June 30, 2012, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $79,000 and $238,000 for the three and six months ended June 30, 2012, respectively. At June 30, 2012, there were $1.1 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $212,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired Non-covered loans by category at June 30, 2012, and December 31, 2011, is as follows:

	June 30, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,008	$659	$—	$4,667
Real Estate:
Commercial - Investor Owned	5,143	4,794	—	9,937
Commercial - Owner Occupied	10,130	—	—	10,130
Construction and Land Development	8,015	3,263	—	11,278
Residential	2,847	1,696	—	4,543
Consumer & Other	—	—	—	—
Total	$30,143	$10,412	$—	$40,555

	December 31, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,475	$1,159	$—	$5,634
Real Estate:
Commercial - Investor Owned	6,647	4,480	—	11,127
Commercial - Owner Occupied	4,129	443	—	4,572
Construction and Land Development	10,335	3,677	755	14,767
Residential	5,299	223	—	5,522
Consumer & Other	—	—	—	—
Total	$30,885	$9,982	$755	$41,622

The recorded investment by category for the Non-covered loans that have been restructured for the three and six months ended June 30, 2012, is as follows:

	Three months ended June 30, 2012			Six months ended June 30, 2012
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	—	$—	$—	1	$659	$659
Real Estate:
Commercial - Owner Occupied	—	—	—	—	—	—
Commercial - Investor Owned	—	—	—	1	4,365	4,794
Construction and Land Development	—	—	—	2	4,341	3,263
Residential	—	—	—	1	1,696	1,696
Consumer & Other	—	—	—	—	—	—
Total	—	$—	$—	5	$11,061	$10,412

The restructured Non-covered loans primarily resulted from interest rate concessions and changing the terms of the loans. As of June 30, 2012, the Company has allocated $2.3 million of specific reserves to the loans that have been restructured. At June 30, 2012, the Company has a commitment to lend an additional $741,000 to a customer with an outstanding loan that has been classified as restructured and has allocated a $141,000 reserve to this loan.

The recorded investment by category for the Non-covered loans that have been restructured and subsequently defaulted for the three and six months ended June 30, 2012, is as follows:

	Three months ended June 30, 2012		Six months ended June 30, 2012
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial & Industrial	—	$—	1	$16
Real Estate:
Commercial - Owner Occupied	—	—	—	—
Commercial - Investor Owned	—	—	—	—
Construction and Land Development	—	—	—	—
Residential	—	—	—	—
Consumer & Other	—	—	—	—
Total	—	$—	1	$16

The aging of the recorded investment in past due Non-covered loans by portfolio class and category at June 30, 2012, and December 31, 2011, is shown below.

	June 30, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$1,091	$—	$1,091	$840,292	$841,383
Real Estate:
Commercial - Owner Occupied	1,200	1,444	2,644	319,847	322,491
Commercial - Investor Owned	133	4,980	5,113	474,379	479,492
Construction and Land Development	617	6,618	7,235	135,239	142,474
Residential	1,203	1,789	2,992	146,418	149,410
Consumer & Other	—	—	—	13,744	13,744
Total	$4,244	$14,831	$19,075	$1,929,919	$1,948,994

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$4,521	$792	$5,313	$757,889	$763,202
Real Estate:
Commercial - Owner Occupied	1,945	1,522	3,467	330,949	334,416
Commercial - Investor Owned	2,308	4,209	6,517	470,637	477,154
Construction and Land Development	1,356	9,786	11,142	129,005	140,147
Residential	299	4,137	4,436	166,598	171,034
Consumer & Other	—	—	—	11,121	11,121
Total	$10,429	$20,446	$30,875	$1,866,199	$1,897,074

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

•	Grade 4– This grade includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

•	Grade 5 – This grade includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.

•
Grade 6– This grade includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the company is starting to reverse a negative trend or condition, or have recently been upgraded from a 7, 8, or 9 rating.

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

The recorded investment by risk category of the Non-covered loans by portfolio class and category at June 30, 2012, which is based upon the most recent analysis performed, and December 31, 2011 is as follows:

	June 30, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$768,797	$52,630	$19,956	$—	$841,383
Real Estate:
Commercial - Owner Occupied	273,950	33,381	14,816	344	322,491
Commercial - Investor Owned	393,624	50,330	35,538	—	479,492
Construction and Land Development	97,463	17,830	26,492	689	142,474
Residential	127,496	5,124	16,790	—	149,410
Consumer & Other	13,738	6	—	—	13,744
Total	$1,675,068	$159,301	$113,592	$1,033	$1,948,994

	December 31, 2011
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$683,239	$50,197	$27,229	$2,537	$763,202
Real Estate:
Commercial - Owner Occupied	276,802	40,207	16,225	1,182	334,416
Commercial - Investor Owned	405,686	56,370	14,894	204	477,154
Construction and Land Development	91,286	27,056	21,461	344	140,147
Residential	148,309	4,814	16,419	1,492	171,034
Consumer & Other	11,112	9	—	—	11,121
Total	$1,616,434	$178,653	$96,228	$5,759	$1,897,074

NOTE 5 - PORTFOLIO LOANS COVERED BY LOSS SHARE ("Covered loans")

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

Below is a summary of Covered loans by category at June 30, 2012, and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Weighted- Average Risk Rating	Recorded Investment Covered Loans	Weighted- Average Risk Rating	Recorded Investment Covered Loans
Real Estate Loans:
Construction and Land Development	7.14	$40,023	7.22	$65,990
Commercial real estate - Investor Owned	5.99	69,332	6.12	75,093
Commercial real estate - Owner Occupied	6.42	51,096	6.03	63,101
Residential real estate	5.45	51,626	4.81	56,828
Total real estate loans		$212,077		$261,012
Commercial and industrial	6.92	28,634	6.61	36,423
Consumer & other	4.25	1,777	4.14	3,175
Portfolio Loans		$242,488		$300,610

Below is a summary of the activity in the allowance for loan losses for Covered loans at June 30, 2012, and
June 30, 2011:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$3,010	$—	$1,635	$—
Provision charged to expense	206	275	2,491	275
Loans charged off	(1,152)	(275)	(2,062)	(275)
Recoveries	6	—	6	—
Other	(181)	—	(181)	—
Balance at end of period	$1,889	$—	$1,889	$—

The aging of the recorded investment in past due Covered loans by portfolio class and category at June 30, 2012, and December 31, 2011, is shown below.

	June 30, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$785	$6,967	$7,752	$20,882	$28,634
Real Estate:
Commercial - Owner Occupied	304	7,955	8,259	42,837	51,096
Commercial - Investor Owned	1,071	2,254	3,325	66,007	69,332
Construction and Land Development	727	19,704	20,431	19,592	40,023
Residential	1,771	2,982	4,753	46,873	51,626
Consumer & Other	1	3	4	1,773	1,777
Total	$4,659	$39,865	$44,524	$197,964	$242,488

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$879	$9,867	$10,746	$25,677	$36,423
Real Estate:
Commercial - Owner Occupied	1,438	9,684	11,122	51,979	63,101
Commercial - Investor Owned	2,530	7,021	9,551	65,542	75,093
Construction and Land Development	2,842	28,745	31,587	34,403	65,990
Residential	1,634	3,341	4,975	51,853	56,828
Consumer & Other	236	7	243	2,932	3,175
Total	$9,559	$58,665	$68,224	$232,386	$300,610

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.

Changes in the accretable yield for purchased loans were as follows for the six months ended June 30, 2012, and 2011:

(in thousands)	June 30, 2012	June 30, 2011
Balance at beginning of period	$63,335	$46,460
Additions	—	10,875
Accretion	(18,796)	(11,433)
Reclassifications from nonaccretable difference	73,381	—
Other	(2,746)	—
Balance at end of period	$115,174	$45,902

Other changes in the accretable yield include the impact of cash flow timing estimates, changes in variable interest rates, and other non-credit related adjustments. Outstanding balances on purchased loans from the FDIC were $376.2 million and $496.2 million as of June 30, 2012, and December 31, 2011, respectively. For the three months ended and six months ended June 30, 2012, the Bank received payments of $58.4 million and $70.0 million, respectively, for loss share claims under the terms of the FDIC shared-loss agreements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2012, there were $1.1 million of unadvanced commitments on impaired loans. Other liabilities include approximately $212,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2012, and December 31, 2011, are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$674,622	$547,657
Standby letters of credit	47,538	43,973

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2012, and December 31, 2011, approximately $95.7 million and $75.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Included in the June 30, 2012 commitments to extend credit are $74 million of lines with significant usage restrictions.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at June 30, 2012.

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

As previously reported, on July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of its criminal case against the individual defendants, which did not include the Company, the Bank or any affiliates thereof.

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

The criminal proceedings against Sigillito began on March 19, 2012. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy and money laundering. Following this verdict, the judge lifted the stay in the Rosemann case and scheduled a Rule 16 conference for May 31, 2012. The case is now set for a four week jury trial starting August 26, 2013. The court in the Dunning case has granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway.

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

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients and as part of its risk management activities. These instruments include interest rate swaps and option contracts and foreign exchange forward contracts. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At June 30, 2012, and December 31, 2011, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At June 30, 2012, the Company had $3.1 million of counterparty credit exposure on derivatives. At June 30, 2012, the Company had pledged cash of $3.5 million and at December 31, 2011, the Company had pledged cash of $2.7 million, as collateral in connection with our interest rate swap agreements.

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

•
Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The swaps were designed to hedge the cash flows associated with a portion of prime based loans and had been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. For the three months ended June 30, 2011, $44,000 was reclassified into Miscellaneous income. For the six months ended June 30, 2011, $88,000 was reclassified into Miscellaneous income. At December 31, 2011, there were no additional amounts remaining in Accumulated other comprehensive income to be reclassified into operations.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate cap contracts	$49,050	$80,050	$28	$94	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2012	2011	2012	2011
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(39)	$(201)	$(65)	$(234)
Interest rate swap contracts	Miscellaneous income	—	44	—	88

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. During the second quarter of 2012, the Company entered into foreign exchange forward contracts with clients and entered into offsetting foreign exchange forward contracts with established financial institution counterparties. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate swap contracts	$132,320	$65,077	$1,953	$1,095	$2,431	$1,796
Foreign exchange forward contracts	1,142	—	1,142	—	1,142	—

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2012	2011	2012	2011
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(110)	$(141)	$(251)	$(291)

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2012
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$—	$121,644	$—	$121,644
Obligations of states and political subdivisions	—	39,694	3,042	42,736
Residential mortgage-backed securities	—	435,356	—	435,356
Total securities available for sale	$—	$596,694	$3,042	$599,736
Portfolio loans	—	13,356	—	13,356
State tax credits held for sale	—	—	24,836	24,836
Derivative financial instruments	—	3,123	—	3,123
Total assets	$—	$613,173	$27,878	$641,051

Liabilities
Derivative financial instruments	$—	$3,573	$—	$3,573
Total liabilities	$—	$3,573	$—	$3,573

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. At June 30, 2012, Level 3 securities available for sale consist primarily of three Auction Rate Securities.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At June 30, 2012, of the $65.6 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $24.8 million were carried at fair value. The remaining $40.8 million of state tax credits were accounted for at cost.

The fair value of the state tax credits carried at fair value increased $465,000 for the quarter ended June 30, 2012 compared to $198,000 for the same period in 2011. These fair value changes are included in Gain on State tax credits, net in the condensed consolidated statements of operations.
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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of June 30, 2012.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the quarter ended June 30, 2012.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to a newly issued mortgage-backed security purchased in the fourth quarter of 2011 which was originally priced using Level 3 assumptions. In the first quarter of 2012, a third party pricing service, utilizing Level 2 assumptions, became available as more data was available on the new security.

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$3,024	$2,972	$6,763	$7,520
Total gains (losses):
Included in other comprehensive income	18	22	15	29
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	(3,736)	(4,555)
Ending balance	$3,042	$2,994	$3,042	$2,994

Change in unrealized gains relating to assets still held at the reporting date	$18	$22	$15	$29

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$24,653	$30,494	$26,350	$31,576
Total gains:
Included in earnings	559	667	730	809
Purchases, sales, issuances and settlements:
Sales	(376)	(1,914)	(2,244)	(3,138)
Ending balance	$24,836	$29,247	$24,836	$29,247

Change in unrealized gains relating to assets still held at the reporting date	$465	$198	$182	$34

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2012.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended June 30, 2012	Total (losses) gains for the six months ended June 30, 2012
Impaired loans	$14,278	$—	$—	$14,278	$(1,971)	$(4,705)
Other real estate	14,291	—	—	14,291	(778)	(1,814)
Total	$28,569	$—	$—	$28,569	$(2,749)	$(6,519)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2012, and December 31, 2011.

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$29,832	$29,832	$20,791	$20,791
Federal funds sold	58	58	143	143
Interest-bearing deposits	47,589	47,589	168,711	168,711
Securities available for sale	599,736	599,736	593,182	593,182
Other investments, at cost	14,501	14,501	14,527	14,527
Loans held for sale	4,928	4,928	6,494	6,494
Derivative financial instruments	3,123	3,123	1,189	1,189
Portfolio loans, net	2,153,289	2,162,792	2,158,060	2,163,723
State tax credits, held for sale	65,648	65,648	50,446	50,446
Accrued interest receivable	9,665	9,665	9,193	9,193

Balance sheet liabilities
Deposits	2,604,273	2,615,852	2,791,353	2,804,044
Subordinated debentures	85,081	42,110	85,081	42,252
Federal Home Loan Bank advances	90,500	88,955	102,000	110,575
Other borrowings	132,479	132,488	154,545	154,561
Derivative financial instruments	3,573	3,573	1,796	1,796
Accrued interest payable	1,459	1,459	1,762	1,762

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the condensed consolidated balance sheets at fair value at June 30, 2012, and December 31, 2011.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,162,792	$2,162,792
Financial Liabilities:
Deposits	1,926,899	—	688,953	2,615,852
Subordinated debentures	—	—	42,110	42,110
Federal Home Loan Bank advances	—	—	88,955	88,955
Other borrowings	—	—	132,488	132,488

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,163,723	$2,163,723
Financial Liabilities:
Deposits	1,974,432	—	829,612	2,804,044
Subordinated debentures	—	—	42,252	42,252
Federal Home Loan Bank advances	—	—	110,575	110,575
Other borrowings	—	—	154,561	154,561

NOTE 9 - SEGMENT REPORTING

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
The Banking operating segment also includes activities surrounding the assets acquired under FDIC loss share agreements.

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Balance Sheet Information	June 30, 2012
Portfolio loans	$2,191,482	$—	$—	$2,191,482
Goodwill	30,334	—	—	30,334
Intangibles, net	8,310	—	—	8,310
Deposits	2,588,377	32,897	(17,001)	2,604,273
Borrowings	164,895	60,584	82,581	308,060
Total assets	3,063,807	98,668	20,659	3,183,134

	December 31, 2011
Portfolio loans	$2,197,684	$—	$—	$2,197,684
Goodwill	30,334	—	—	30,334
Intangibles, net	9,285	—	—	9,285
Deposits	2,773,482	39,440	(21,569)	2,791,353
Borrowings	213,480	45,565	82,581	341,626
Total assets	3,278,328	90,068	9,383	3,377,779

Income Statement Information	Three months ended June 30, 2012
Net interest income (expense)	$35,208	$(186)	$(889)	$34,133
Provision for loan losses	281	—	—	281
Noninterest income	(1,738)	2,577	6	845
Noninterest expense	18,304	1,919	1,191	21,414
Income (loss) before income tax expense (benefit)	14,885	472	(2,074)	13,283

	Three months ended June 30, 2011
Net interest income (expense)	$32,351	$(316)	$(1,031)	$31,004
Provision for loan losses	4,575	—	—	4,575
Noninterest income	1,539	2,644	35	4,218
Noninterest expense	15,285	1,972	767	18,024
Income (loss) before income tax expense (benefit)	14,030	356	(1,763)	12,623

Income Statement Information	Six months ended June 30, 2012
Net interest income (expense)	$67,018	$(314)	$(1,942)	$64,762
Provision for loan losses	4,284	—	—	4,284
Noninterest income	153	4,630	45	4,828
Noninterest expense	36,362	3,792	2,624	42,778
Income (loss) before income tax expense (benefit)	26,525	524	(4,521)	22,528

	Six months ended June 30, 2011
Net interest income (expense)	$56,407	$(638)	$(2,057)	$53,712
Provision for loan losses	8,175	—	—	8,175
Noninterest income	4,616	4,482	83	9,181
Noninterest expense	30,265	3,818	1,906	35,989
Income (loss) before income tax expense (benefit)	22,583	26	(3,880)	18,729

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2012 compared to the financial condition as of December 31, 2011. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Summary

The Company reported net income of $8.8 million for the three months ended June 30, 2012, compared to net income of $8.3 million for the same period in 2011. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.44, compared to net income of $0.43 per fully diluted share for the prior year period.

Net income for the six months ended June 30, 2012 was $15.0 million compared to net income of $12.4 million for the same period in 2011. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.75, compared to net income of $0.70 per fully diluted share for the prior year period.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 9 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.2 billion at June 30, 2012, including $242.5 million of loans covered under FDIC shared loss agreements ("Covered loans"). Portfolio loans excluding covered loans ("Noncovered loans")

increased $31.4 million, or 2%, in the second quarter of 2012. Commercial & Industrial loans increased $49.3 million, or 6%, Consumer loans increased $1.4 million or 12%, Construction and Residential Real Estate decreased $14.3 million or 5% , and Commercial Real Estate decreased $5.0 million or 1%. Noncovered loans increased $122.8 million or 7% from June 30, 2011. Commercial and Industrial loans increased $153.0 million or 22% while Residential and Construction Real Estate declined $43.0 million or 13%. Noncovered loans increased $51.9 million or 3% from December 31, 2011.
Covered loans decreased $26.8 million, or 10%, in the second quarter of 2012, due to loans that paid off and principal paydowns.
For fiscal year 2012, the Company expects 6-8% growth in portfolio loans not covered by FDIC shared loss agreements, similar to 2011 results.
See Note 4 – Portfolio Loans not covered by loss share and Note 5 – Portfolio Loans covered by loss share for more information.

•
Deposits – Total deposits at June 30, 2012 were $2.6 billion, a decrease of $187.1 million, or 7%, from December 31, 2011 and $99.9 million or 4% from March 31, 2012 as the Company is forcing decline in certificates of deposit through lower cost pricing. Total deposits increased $193.0 million or 8% from June 30, 2011.

Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, decreased $99.9 million, or 4%, in the second quarter of 2012 compared to the first quarter of 2012. Interest bearing transaction accounts decreased $89.4 million or 6%, non CDARS certificates of deposit decreased $42.5 million or 7% while noninterest bearing demand deposit accounts increased $31.8 million or 5%. Core deposits decreased $162.0 million or 6% from December 31, 2011 but increased $238.1 million or 11% from June 30, 2011. Core deposits represented 96% of total deposits at June 30, 2012, compared to 95% at December 31, 2011 and 94% at June 30, 2011.
Reciprocal CDARS certificates were $7.9 million at June 30, 2012 compared to $14.5 million at December 31, 2011and $35.3 million at June 30, 2011. Brokered certificates of deposit were $101.6 million at June 30, 2012 compared to $126.6 million at December 31, 2011 and $146.6 million at June 30, 2011.

•
Asset quality – Nonperforming loans, including troubled debt restructurings were $40.6 million at June 30, 2012, compared to $41.6 million at December 31, 2011 and $43.1 million at June 30, 2011. The non performing loan additions of $1.3 million in the second quarter of 2012 represent the lowest level of non performing loan additions in over three years. Nonperforming loans represented 2.08% of total loans excluding Covered loans at June 30, 2012 versus 2.19% at December 31, 2011 and 2.36% at June 30, 2011. Excluding non-accrual loans and Covered loans, portfolio loans that were 30-89 days delinquent at June 30, 2012 remained at very low levels, representing 0.13% of the portfolio compared to 0.36% at December 31, 2011 and 0.23% at June 30, 2011.

Provision for loan losses not covered under FDIC loss share was $75,000 in the second quarter of 2012, compared to $4.3 million in the second quarter of 2011. The decrease in the provision for loan losses in the second quarter of 2012 was due to lower levels of loan risk rating downgrades, more favorable loss migration statistics from a year ago, and payoff of a commercial loan which carried a $1.3 million reserve. See Note 4 – Portfolio Loans not covered by loss share and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 4.81% for the second quarter of 2012, compared to 4.33% for the first quarter of 2012 and 4.75% in the second quarter of 2011. For the six month period ended June 30, 2012, the net interest rate margin was 4.57% compared to 4.17% for the same period in 2011. See Net Interest Income in this section for more information.

•	Covered loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets for the most recent five quarters.

	For the Quarter ended
(in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Accretion income	$7,155	$7,081	$6,841	$4,942	$3,903
Accelerated cash flows	5,315	2,691	4,733	1,620	6,892
Other	106	130	29	4	88
Total interest income	12,576	9,902	11,603	6,566	10,883
Provision for loan losses	(206)	(2,285)	144	(2,672)	(275)
Gain on sale of other real estate	769	1,173	144	588	94
Change in FDIC loss share receivable	(5,694)	(2,956)	(4,642)	1,513	(1,081)
Pre-tax net revenue	$7,445	$5,834	$7,249	$5,995	$9,621

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $2.0 million in the second quarter of 2012, an increase of $282,000, or 17%, over the linked first quarter and an increase of $333,000, or 20%, compared to June 30, 2011. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended June 30, 2012 and 2011

Net interest income (on a tax equivalent basis) was $34.5 million for the three months ended June 30, 2012 compared to $31.3 million for the same period of 2011, an increase of $3.2 million, or 10%. Total interest income increased $1.5 million and total interest expense decreased $1.7 million.

Average interest-earning assets increased $237.5 million, or 9%, to $2.9 billion for the quarter ended June 30, 2012 from $2.6 billion for the quarter ended June 30, 2011. Average loans increased $226.7 million, or 12%, to $2.2 billion for the quarter ended June 30, 2012 from $2.0 billion for the quarter ended June 30, 2011. Approximately $78.6 million of the increase is related to the increase in the Covered loans from the acquisition of The First National Bank of Olathe ("FNB") in August, 2011. Average securities and short-term investments increased $10.8 million, or 2%, to $693.5 million from the second quarter of 2011. Interest income on earning assets increased $6.6 million due to higher volume and decreased $5.1 million due to higher rates, for an increase of $1.5 million versus the second quarter of 2011.

For the quarter ended June 30, 2012, average interest-bearing liabilities increased $107.7 million, or 5%, to $2.3 billion compared to $2.2 billion for the quarter ended June 30, 2011. The increase in average interest-bearing liabilities resulted from a $99.9 million increase in average interest-bearing deposits, due to a $120.6 million increase in average money market accounts and savings accounts, and an increase of $73.2 million in interest-bearing transaction accounts, offset by a decrease of $93.9 million in certificates of deposit. For the second quarter of 2012, interest expense on interest-bearing liabilities decreased $1.6 million due to declining rates and $64,000 due to the impact of lower volumes, for a net decrease of $1.7 million versus the second quarter of 2011.

The tax-equivalent net interest rate margin was 4.81% for the second quarter of 2012, compared to 4.33% for the first quarter of 2012 and 4.75% in the second quarter of 2011. In the second quarter of 2012, the Covered loans yielded 20.15% primarily due to cash flows on paid off loans that exceeded expectations. Absent the Covered loans, and the related nonearning assets, the net interest rate margin was 3.46% for the second quarter of 2012 compared to 3.45% for the first quarter of 2012. The increase in the net interest rate margin, excluding the effects of related nonearning assets under FDIC loss share loans, and the related funding costs, was primarily due to lower funding costs.

We expect the net interest margin to continue at 4% or more for 2012 based on a better earning asset mix, the full year impact of the FNB acquisition and continued discipline on funding costs. We expect continued volatility in the yield on Covered loans due primarily to prepayments, and possibly the quarterly remeasurement of cash flows.

Six months ended June 30, 2012 and 2011

Net interest income (on a tax equivalent basis) was $65.4 million for the six months ended June 30, 2012 compared to $54.3 million for the same period of 2011, an increase of $11.1 million, or 20%. Total interest income increased $8.2 million and total interest expense decreased $2.9 million.

Average interest-earning assets increased $252.2 million, or 10%, to $2.9 billion for the six months ended June 30, 2012 from $2.6 billion for the six months ended June 30, 2011. Average loans increased $224.1 million, or 11%, to $2.2 billion for the six months ended June 30, 2012 from $2.0 billion for the six months ended June 30, 2011. Approximately $87.2 million of the increase is related to an increase in the Covered loans from the acquisition of FNB. Average securities and short-term investments increased $28.1 million, or 4%, to $696.7 million from the second quarter of 2011 as increased core deposits exceeded loan demand. Interest income on earning assets increased $12.4 million due to higher volume and decreased $4.2 million due to higher rates, for an increase of $8.2 million versus the second quarter of 2011.

For the six months ended June 30, 2012, average interest-bearing liabilities increased $134.2 million, or 6%, to $2.4 billion compared to $2.3 billion for the six months ended June 30, 2011. The increase in average interest-bearing liabilities resulted from a $128.7 million increase in average interest-bearing deposits, due to a $171.1 million increase in average money market accounts and savings accounts, an increase of $61.4 million in interest-bearing transaction accounts, offset by a decrease of $103.8 million in certificates of deposit. For the six months ended June 30, 2012, interest expense on interest-bearing liabilities decreased $2.9 million due to declining rates partially offset by an increase of $8,000 due to the impact of higher volumes, for a net decrease of $2.9 million versus the same period in 2011.

The tax-equivalent net interest rate margin was 4.57% for the six months ended June 30, 2012, compared to 4.17% in the same period of 2011. The increase in the margin was primarily due to better earning asset mix and lower funding costs.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2012			2011
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,906,637	$24,328	5.13%	$1,757,565	$23,671	5.40%
Tax-exempt loans (2)	30,813	575	7.51	31,796	619	7.81
Covered loans (3)	250,965	12,576	20.15	172,324	10,883	25.33
Total loans	2,188,415	37,479	6.89	1,961,685	35,173	7.19
Taxable investments in debt and equity securities	547,059	2,456	1.81	483,838	3,341	2.77
Non-taxable investments in debt and equity securities (2)	31,655	368	4.68	19,965	242	4.86
Short-term investments	114,786	65	0.23	178,893	113	0.25
Total securities and short-term investments	693,500	2,889	1.68	682,696	3,696	2.17
Total interest-earning assets	2,881,915	40,368	5.63	2,644,381	38,869	5.90
Noninterest-earning assets:
Cash and due from banks	15,370			12,475
Other assets	356,794			297,916
Allowance for loan losses	(40,066)			(42,441)
Total assets	$3,214,013			$2,912,331

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$266,132	$193	0.29%	$192,916	$206	0.43%
Money market accounts	1,018,418	1,240	0.49	955,137	2,124	0.89
Savings	67,998	72	0.43	10,674	9	0.34
Certificates of deposit	698,284	2,536	1.46	792,191	3,105	1.57
Total interest-bearing deposits	2,050,832	4,041	0.79	1,950,918	5,444	1.12
Subordinated debentures	85,081	980	4.63	85,081	1,126	5.31
Borrowed funds	206,442	875	1.70	198,629	985	1.99
Total interest-bearing liabilities	2,342,355	5,896	1.01	2,234,628	7,555	1.36
Noninterest bearing liabilities:
Demand deposits	617,596			465,494
Other liabilities	2,571			9,719
Total liabilities	2,962,522			2,709,841
Shareholders' equity	251,491			202,490
Total liabilities & shareholders' equity	$3,214,013			$2,912,331
Net interest income		$34,472			$31,314
Net interest spread			4.62%			4.54%
Net interest rate margin (4)			4.81			4.75

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $382,000 and $284,000 for the three months ended June 30, 2012 and 2011, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $339,000 and $310,000 for the three months ended June 30, 2012 and 2011, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2012			2011
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,886,898	$48,412	5.16%	$1,747,144	$46,993	5.42%
Tax-exempt loans (2)	30,693	1,161	7.61	33,465	1,300	7.83
Covered loans (3)	265,332	22,478	17.04	178,178	14,757	16.70
Total loans	2,182,923	72,051	6.64	1,958,787	63,050	6.49
Taxable investments in debt and equity securities	544,752	4,999	1.85	446,100	5,983	2.70
Non-taxable investments in debt and equity securities (2)	31,399	733	4.69	17,583	415	4.76
Short-term investments	120,508	142	0.24	204,906	262	0.26
Total securities and short-term investments	696,659	5,874	1.70	668,589	6,660	2.01
Total interest-earning assets	2,879,582	77,925	5.44	2,627,376	69,710	5.35
Noninterest-earning assets:
Cash and due from banks	15,331			11,851
Other assets	383,776			304,714
Allowance for loan losses	(38,255)			(42,997)
Total assets	$3,240,434			$2,900,944

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$254,996	$384	0.30%	$193,624	$395	0.41%
Money market accounts	1,045,583	2,670	0.51	925,824	4,206	0.92
Savings	62,051	141	0.46	10,712	18	0.34
Certificates of deposit	732,551	5,315	1.46	836,334	6,515	1.57
Total interest-bearing deposits	2,095,181	8,510	0.82	1,966,494	11,134	1.14
Subordinated debentures	85,081	2,129	5.03	85,081	2,247	5.33
Borrowed funds	213,736	1,843	1.73	208,190	1,999	1.94
Total interest-bearing liabilities	2,393,998	12,482	1.05	2,259,765	15,380	1.37
Noninterest bearing liabilities:
Demand deposits	592,553			437,287
Other liabilities	5,665			10,972
Total liabilities	2,992,216			2,708,024
Shareholders' equity	248,218			192,920
Total liabilities & shareholders' equity	$3,240,434			$2,900,944
Net interest income		$65,443			$54,330
Net interest spread			4.39%			3.98%
Net interest rate margin (4)			4.57			4.17

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $700,000 and $430,000 for the six months ended June 30, 2012 and 2011, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $681,000 and $618,000 for the six months ended June 30, 2012 and 2011, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2012 compared to 2011
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$1,898	$(1,241)	$657	$3,736	$(2,317)	$1,419
Tax-exempt loans (3)	(19)	(25)	(44)	(103)	(36)	(139)
Covered loans	4,233	(2,540)	1,693	7,417	304	7,721
Taxable investments in debt and equity securities	391	(1,276)	(885)	1,161	(2,145)	(984)
Non-taxable investments in debt and equity securities (3)	135	(9)	126	324	(6)	318
Short-term investments	(38)	(10)	(48)	(100)	(20)	(120)
Total interest-earning assets	$6,600	$(5,101)	$1,499	$12,435	$(4,220)	$8,215

Interest paid on:
Interest-bearing transaction accounts	$64	$(77)	$(13)	$109	$(120)	$(11)
Money market accounts	131	(1,015)	(884)	494	(2,030)	(1,536)
Savings	60	3	63	115	8	123
Certificates of deposit	(356)	(213)	(569)	(763)	(437)	(1,200)
Subordinated debentures	—	(146)	(146)	—	(118)	(118)
Borrowed funds	37	(147)	(110)	53	(209)	(156)
Total interest-bearing liabilities	(64)	(1,595)	(1,659)	8	(2,906)	(2,898)
Net interest income	$6,664	$(3,506)	$3,158	$12,427	$(1,314)	$11,113

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses not covered under FDIC loss share for the three and six months ended June 30, 2012 was $75,000 and $1.8 million compared to $4.3 million and $7.9 million for the comparable 2011 periods. The lower loan loss provision for 2012 compared to 2011 was due to lower levels of loan risk rating downgrades, more favorable loss migration statistics from a year ago, and payoff of one specific loan which carried a $1.3 million reserve. For the full year 2012, we expect the provision for loan losses not covered under FDIC loss share to be approximately $8.0 to $10.0 million.

For Covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. The provision for loan losses on Covered loans was $206,000 in the second quarter of 2012 compared to $275,000 in the second quarter of 2011.

Excluding the Covered loans, the allowance for loan losses was 1.86% of total loans at June 30, 2012, representing 90% of nonperforming loans. The loan loss allowance was 1.96% at March 31, 2012 representing 80% of nonperforming loans and 2.31% at June 30, 2011 representing 98% of nonperforming loans. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Excluding the Covered loans, net charge-offs in the second quarter of 2012 were $1.4 million, representing an annualized rate of 0.28% of average loans, compared to net charge-offs of $2.1 million, an annualized rate of 0.45% of average loans, in the first quarter of 2012 and $5.0 million, an annualized rate of 1.11% of average loans, in the second quarter of 2011. Approximately 30% of the net charge-offs in the second quarter of 2012 were related to Construction and Land Development loans, 15% were related to Commercial & Industrial, 60% were related to Commercial Real Estate loans and there were 5% net recoveries in Residential Real Estate loans.

For the six months ended June 30, 2012, excluding the Covered loans, net charge-offs were $3.5 million, compared to net charge-offs of $8.5 million for the same period in 2011. Approximately 32% of the net charge-offs for the six months ended June 30, 2012 were related to Construction and Land Development loans, 20% were related to Commercial & Industrial, 50% were related to Commercial Real Estate loans and there were 2% net recoveries in Residential Real Estate loans.

Given the recent improvement in real estate markets, particularly in Kansas City and Phoenix, the Company has adopted a more aggressive problem asset resolution strategy designed to reduce the level of problem assets on an accelerated basis. If successful, this strategy should result in substantially lower levels of non performing assets by year end with net charge offs (excluding covered loans) for the year estimated to be approximately $10 to $15 million.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Allowance at beginning of period, for loans not covered under FDIC loss share	$37,596	$42,822	$37,989	$42,759
Loans charged off:
Commercial and industrial	(406)	(504)	(991)	(904)
Real estate:
Commercial	(847)	(556)	(1,778)	(1,294)
Construction and Land Development	(502)	(4,120)	(1,358)	(6,836)
Residential	(216)	(495)	(578)	(606)
Consumer and other	—	(5)	—	(5)
Total loans charged off	(1,971)	(5,680)	(4,705)	(9,645)
Recoveries of loans previously charged off:
Commercial and industrial	203	16	299	141
Real estate:
Commercial	20	537	37	552
Construction and Land Development	97	93	249	271
Residential	284	56	640	145
Consumer and other	—	13	2	34
Total recoveries of loans	604	715	1,227	1,143
Net loan chargeoffs	(1,367)	(4,965)	(3,478)	(8,502)
Provision for loan losses	75	4,300	1,793	7,900
Allowance at end of period, for loans not covered under FDIC loss share	$36,304	$42,157	$36,304	$42,157

Allowance at beginning of period, for loans covered under FDIC loss share	$3,010	$—	$1,635	$—
Loans charged off	(1,152)	(275)	(2,062)	(275)
Recoveries of loans	6	—	6	—
Other	(181)	—	(181)	—
Net loan chargeoffs	(1,146)	(275)	(2,056)	(275)
Provision for loan losses	206	275	2,491	275
Allowance at end of period, for loans covered under FDIC loss share	$1,889	$—	$1,889	$—

Total Allowance at end of period	$38,193	$42,157	$38,193	$42,157

Excludes loans covered under FDIC loss share
Average loans	$1,937,450	$1,789,361	$1,917,591	$1,780,609
Total portfolio loans	1,948,994	1,826,228	1,948,994	1,826,228
Net chargeoffs to average loans	0.28%	1.11%	0.36%	0.96%
Allowance for loan losses to loans	1.86	2.31	1.86	2.31

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	June 30,	June 30,
(in thousands)	2012	2011
Non-accrual loans	$30,143	$31,004
Loans past due 90 days or more and still accruing interest	—	749
Restructured loans	10,412	11,365
Total nonperforming loans	40,555	43,118
Foreclosed property (1)	17,443	20,978
Other bank owned assets	—	—
Total nonperforming assets (1)	$57,998	$64,096

Excludes assets covered under FDIC loss share
Total assets	$3,183,134	$2,923,383
Total portfolio loans	1,948,994	1,826,228
Total loans plus foreclosed property	1,966,437	1,847,206
Nonperforming loans to total loans	2.08%	2.36%
Nonperforming assets to total loans plus foreclosed property	2.95	3.47
Nonperforming assets to total assets (1)	1.82	2.19

Allowance for loan losses to nonperforming loans	90.00%	98.00%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Based on current trends and management strategies, we would expect the level of nonperforming assets (excluding Covered loans) to be lower by year end.

Nonperforming loans

Nonperforming loans exclude Covered loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Portfolio Loans covered under loss share for more information on these loans.

Nonperforming loans, including troubled debt restructurings of $10.4 million, were $40.6 million at June 30, 2012, a decrease from $47.2 million at March 31, 2012 and $43.1 million at June 30, 2011. The nonperforming loans are comprised of approximately 41 relationships with the largest being a $4.8 million commercial real estate loan. Five relationships comprise 49% of the nonperforming loans. Approximately 54% were located in the St. Louis market, 45% of the nonperforming loans were located in the Kansas City market, and 1% were located in the Arizona market. At June 30, 2012, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 2.08% of Non-covered loans at June 30, 2012, versus 2.46% at March 31, 2012 and 2.36% at June 30, 2011.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Construction and Land Development	$11,278	$14,767	$17,845
Commercial Real Estate	20,067	15,699	10,915
Residential Real Estate	4,543	5,522	9,276
Commercial & Industrial	4,667	5,634	5,082
Consumer & Other	—	—	—
Total	$40,555	$41,622	$43,118

The following table summarizes the changes in nonperforming loans by quarter.

	2012
(in thousands)	2st Qtr	1st Qtr	Year to date
Nonperforming loans beginning of period	$47,184	$41,622	$41,622
Additions to nonaccrual loans	1,073	12,110	13,183
Additions to restructured loans	243	4,365	4,608
Chargeoffs	(1,971)	(2,734)	(4,705)
Other principal reductions	(4,612)	(3,608)	(8,220)
Moved to Other real estate	(1,059)	(3,816)	(4,875)
Moved to performing	(303)	—	(303)
Loans past due 90 days or more and still accruing interest	—	(755)	(755)
Nonperforming loans end of period	$40,555	$47,184	$40,555

In 2012, the Company expects lower levels of new nonperforming loans compared to 2011.

Other real estate

Other real estate at June 30, 2012, was $37.3 million, compared to $45.4 million at March 31, 2012, and $42.8 million at June 30, 2011. Approximately 53% of total Other real estate, or $19.8 million, is covered by FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate.

	2012
(in thousands)	2nd Qtr	1st Qtr	Year to date
Other real estate beginning of period	$45,380	$53,688	$53,688
Additions and expenses capitalized to prepare property for sale	2,109	3,816	5,925
Additions from FDIC assisted transactions	4,234	3,322	7,556
Writedowns in value	(1,012)	(2,052)	(3,064)
Sales	(13,436)	(13,394)	(26,830)
Other real estate end of period	$37,275	$45,380	$37,275

At June 30, 2012, Other real estate was comprised of 15% residential lots, 8% completed homes, and 77% commercial real estate. Of the total Other real estate, 35%, or 30 properties, are located in the Kansas City region, 37%, or 20 properties, are located in the St. Louis region and 28%, or 22 properties, are located in the Arizona region. All Arizona Other real estate properties and 19 properties, or $9.3 million, of the Kansas City Other real estate are covered under FDIC loss share.

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the six months ended June 30, 2012, the Company realized a net gain of $2.4 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Noninterest Income

Noninterest income decreased $3.4 million, or 80%, in the second quarter of 2012 compared to the second quarter of 2011. The decrease is primarily due to decreases in income related to changes in the FDIC Receivable partially offset by increased gains on the sale of other real estate.

For the six months ended June 30, 2012, Noninterest income decreased $4.4 million, or 47%, from the same period in 2011. The decrease is primarily due to decreases in income related to changes in the FDIC Receivable partially offset by increases in gains on the sale of other real estate and investment securities and fee income from service charges.

•
Wealth Management revenue – For the quarter ended June 30, 2012, Wealth Management revenue from the Trust division increased $333,000, or 20%, compared to the same period in 2011. Year-to-date, Trust revenues increased $359,000, or 11%, over the same period in 2011. Assets under administration were $1.6 billion at June 30, 2012, a 1% increase from June 30, 2011 due to market value increases and additional accounts from new clients including acquired Legacy and FNB Trust assets.

•
Service charges and other fee income – For the three and six months ended June 30, 2012, service charges and other fee income increased $466,000 and $943,000 compared to the same period in 2011 due to an increase in service charges on business accounts, debit card and credit card income, and overdraft fees, primarily due to the acquisition of FNB.

•
Sale of Other real estate – For the quarter ended June 30, 2012, we sold $13.4 million of Other real estate for a gain of $1.3 million which included a gain of $487,000 from Other real estate not covered by loss share agreements and a gain of $769,000 from Other real estate covered by loss share agreements. Year-to-date through June 30, 2012, we have sold $26.8 million of Other real estate for a net gain of $2.4 million which included a gain of $472,000 from Other real estate not covered by loss share agreements and a gain of $1.9 million from other real estate covered by loss share agreements. For the year-to-date period in 2011, we sold $13.1 million of Other real estate for a net gain of $522,000.

•
State tax credit brokerage activities – For the quarter ended June 30, 2012, the Company recorded a gain of $587,000 compared to a gain of $987,000 in the second quarter of 2011. The decrease is due to the timing of client purchases of the state tax credits in the second quarter of 2012 compared to the second quarter of 2011. See Note 7 – Derivatives Instruments and Hedging Activities above for more information on the interest rate caps. For more information on the fair value treatment of the state tax credits, see Note 8 – Fair Value Measurements.

•
Sale of investment securities – During the first six months of 2012, the Company realized approximately $110.9 million of proceeds on the sale of investment securities, generating a net gain of $1.2 million.

•
Change in FDIC loss share receivable – Income related to changes in the FDIC loss share receivable decreased $4.6 million during the second quarter of 2012 compared to the same period in 2011. The decrease in income related to the FDIC loss share receivable was primarily due to loan pay offs in which the losses on the loans were less than expected along with lower loss expectations on certain loan pools. To correlate with the new lower projected loss amounts, the FDIC loss share receivable must be reduced. Absent any changes based on the results of the quarterly remeasurement process, the Company anticipates continued negative accretion of $5.0 - $7.0 million for the remainder of 2012 as the FDIC loss share receivable is adjusted down for lower anticipated losses.

Noninterest Expense

Noninterest expenses were $21.4 million in the second quarter of 2012, an increase of $3.4 million, or 19%, from the same quarter of 2011. The increase over the prior year period was primarily comprised of an increase of $2.8 million in salaries and benefits primarily due to our Kansas City acquisition activity and expenses related to the long-term incentive plans. Other expenses increased $1.8 million which included a $503,000 increase in legal and professional fees, $469,000 in operating expenses and a $355,000 increase in amortization of intangibles primarily due to our Kansas City acquisition activity. These increases in expense were partially offset by a decrease in loan related legal expense and other real estate expenses of $1.3 million primarily due to lower writedowns on other real estate.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 61.2% for the quarter ended June 30, 2012 compared to 51.2% for the prior year period. Year-to-date through June 30, 2012 the Company's efficiency ratio was 61.5% compared to 57.2% for the same period in 2011.

In 2012, the Company expects noninterest expenses to average $20 to $22 million per quarter as loan collection expenses on Covered assets remain elevated and the full year impact of compensation expense for the FNB acquisition and expenses for other new initiatives are realized.

Income Taxes

For the quarter ended June 30, 2012, the Company’s income tax expense, which includes both federal and state taxes, was $4.5 million compared to $4.4 million for the same period in 2011. The combined federal and state effective income tax rates were 34.0% and 34.5% for the quarters ended June 30, 2012, and 2011, respectively.

For the six months ended June 30, 2012, the Company’s income tax expense, which includes both federal and state taxes, was $7.6 million compared to a $6.3 million for the same period in 2011. The combined federal and state effective income tax rates were 33.6% and 33.9% for the six months ended June 30, 2012 and 2011, respectively.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal income taxes on its deferred tax asset of $17.7 million as of June 30, 2012 and $16.0 million as of December 31, 2011. Management believes it is more likely than not that the results of future operations will generate sufficient federal taxable income to realize the deferred federal tax assets. The Company had a state valuation allowance of $320,000 as of June 30, 2012, and as of December 31, 2011.

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Excluding any redemption of preferred stock, management believes our current level of cash at the holding company of approximately $16.7 million will be sufficient to meet all projected cash needs for at least the next year.

As of June 30, 2012, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2012, the Bank could borrow an additional $141.6 million from the FHLB of Des Moines under blanket loan pledges and has an additional $565.7 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $599.7 million of the securities available for sale at June 30, 2012, $242.5 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $357.2 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of June 30, 2012, the Bank had $36.4 million of reciprocal CDARS money market sweep balances and $7.9 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At June 30, 2012, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At June 30, 2012, brokered certificate of deposit balances were $101.6 million, and represented 3.9% of total deposits at June 30, 2012.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $722.2 million in unused commitments as of June 30, 2012. While this commitment level exceeds the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of June 30, 2012, and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2012, and December 31, 2011.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Tier 1 capital to risk weighted assets	12.51%	12.40%
Total capital to risk weighted assets	13.88%	13.78%
Tier 1 common equity to risk weighted assets	7.62%	7.32%
Leverage ratio (Tier 1 capital to average tangible assets)	9.17%	8.26%
Tangible common equity to tangible assets	5.84%	4.99%
Tier 1 capital	$291,260	$276,275
Total risk-based capital	$322,968	$306,996

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	June 30, 2012	December 31, 2011
Total shareholders' equity	$255,888	$239,565
Less: Preferred stock	(33,703)	(33,293)
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(8,310)	(9,285)
Tangible common equity	$183,541	$166,653

Total assets	$3,183,134	$3,377,779
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(8,310)	(9,285)
Tangible assets	$3,144,490	$3,338,160

Tangible common equity to tangible assets	5.84%	4.99%

Tier 1 common equity ratio

(In thousands)	June 30, 2012	December 31, 2011
Total shareholders' equity	$255,888	$239,565
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(8,310)	(9,285)
Less: Unrealized gains	(6,140)	(3,602)
Plus: Qualifying trust preferred securities	80,100	79,874
Other	56	57
Tier 1 capital	$291,260	$276,275
Less: Preferred stock	(33,703)	(33,293)
Less: Qualifying trust preferred securities	(80,100)	(79,874)
Tier 1 common equity	$177,457	$163,108

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,327,624	2,227,958

Tier 1 common equity to risk weighted assets	7.62%	7.32%

While our regulatory capital ratios at the Bank are more than adequate, our capital plan targets a tangible common equity to tangible assets ratio of 7% or better by the end of 2014.  This capital plan contemplates 1) the redemption of all or part of the $35 million of preferred stock in the Company currently held by the U.S. Treasury through the Capital Purchase Program by the end of 2012 and 2) less focus on acquisition activities. The Company has completed its annual safety and soundness exam and plans to file for regulatory approval with the Federal Reserve and the FDIC in August 2012 to redeem the preferred stock.

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

Interest rate simulations for June 30, 2012, demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2012.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$163,888	$66,104	$58,561	$40,704	$132,054	$138,425	$599,736
Other investments	—	—	—	—	—	14,501	14,501
Interest-bearing deposits	47,589	—	—	—	—	—	47,589
Federal funds sold	58	—	—	—	—	—	58
Portfolio loans (1)	1,586,821	284,147	137,013	91,363	54,776	37,362	2,191,482
Loans held for sale	4,928	—	—	—	—	—	4,928
Total interest-earning assets	$1,803,284	$350,251	$195,574	$132,067	$186,830	$190,288	$2,858,294

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,302,943	$—	$—	$—	$—	$—	$1,302,943
Certificates of deposit	337,876	144,620	49,857	118,113	26,901	7	677,374
Subordinated debentures	56,807	28,274	—	—	—	—	85,081
Other borrowings	142,979	—	10,000	—	—	70,000	222,979
Total interest-bearing liabilities	$1,840,605	$172,894	$59,857	$118,113	$26,901	$70,007	$2,288,377

Interest-sensitivity GAP
GAP by period	$(37,321)	$177,357	$135,717	$13,954	$159,929	$120,281	$569,917
Cumulative GAP	$(37,321)	$140,036	$275,753	$289,707	$449,636	$569,917	$569,917
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.98	2.03	3.27	1.12	6.95	2.72	1.25
Cumulative GAP as of June 30, 2012	0.98	1.07	1.13	1.13	1.20	1.25	1.25

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2012. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance of the achievement of the objectives described above.

As discussed in our Annual Report on Form 10-K for fiscal year 2011, management discovered a material weakness in our internal control over financial reporting. Management has taken the following actions to remediate the material weakness. The remediation efforts include, but are not limited to, the following:

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

Management believes the foregoing options have remediated the material weakness.

Changes to Internal Controls

Except for the foregoing actions, there were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls. As the company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012:

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

As previously reported, on July 1, 2011, the United States moved to intervene in the case for purposes of securing a stay of the case pending completion of its criminal case against the individual defendants, which did not include the Company, the Bank or any affiliates thereof.

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

The criminal proceedings against Sigillito began on March 19, 2012. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy and money laundering. Following this verdict, the judge lifted the stay in the Rosemann case and scheduled a Rule 16 conference for May 31, 2012. The case is now set for a four week jury trial starting August 26, 2013. The court in the Dunning case has granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway.

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

ITEM 1A: RISK FACTORS

Please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2011, for information regarding risk factors. Following is a discussion of material changes to the risk factors described in such Annual Report on Form 10-K.

The Federal Reserve has proposed new capital requirements for financial institutions which, if adopted in their current form, may require us to retain or raise additional capital or and/or reduce dividends.
As previously disclosed, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the Federal Reserve to promulgate minimum capital requirements for bank holding companies, including leverage (Tier 1) and risk based capital requirements that are no less stringent than those applicable to banks. In response to this mandate, on June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on increased regulatory capital requirements, implementing changes required by the Dodd-Frank Act and portions of the Basel III regulatory capital reforms.

We are still analyzing the proposed capital regulations and the effect they would have on us and our business. While the regulations may change before adoption in their final form, the proposed capital requirements for bank holding companies may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock and/or require other changes to our strategic plans. Notably, the proposed new capital regulations are more strict in in their treatment of trust preferred securities than required by the Dodd-Frank Act. The Dodd-Frank Act does not require phasing out trust preferred securities issued before May 19, 2010 from Tier 1 capital status for bank holding companies with total assets less than $15 billion. However, the proposed new capital requirements would phase out Tier 1 capital treatment of trust preferred securities over 10 years beginning in 2013 with full phase out occurring on January 1, 2022.

Our controls and procedures may fail or be circumvented.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As disclosed in Item 9A of our Annual Report on Form 10-K for the 2011 fiscal year, management identified a material weakness in our internal control over financial reporting related to accounting for loans we acquired in FDIC assisted transactions. As a result of this material weakness, our management concluded that our internal control over financial reporting was not then effective. During the second quarter of 2012, management completed the actions which it believes were necessary to remediate this material weakness. Although we believe that this material weakness has been remediated, there can be no assurance that similar weaknesses will not occur in the future which could adversely affect our future results of operations or our stock price.

ITEM 6: EXHIBITS

Exhibit Number	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1
Enterprise Financial Services Corp Stock Plan for Non-Management Directors, as Amended and Restated effective June 4, 2012 (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A filed on April 23, 2012).

*10.2	Form of Restricted Stock Unit Award Agreement governing awards to named executive officers under 2009-2011 Long Term Incentive Plan, effective May 3, 2012.

*10.3	Form of Restricted Stock Award Agreement governing awards to named executive officers under 2009-2011 Long Term Incentive Plan, effective May 3, 2012.

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at June 30, 2012 and December 31, 2011; (ii) Consolidated Statement of Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iv) Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 8, 2012.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer