Form 10-Q
period 2012-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2012-11-05
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of October 30, 2012, the Registrant had 17,963,888 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$28,964	$20,791
Federal funds sold	30	143
Interest-bearing deposits (including $3,800 and $2,650 pledged as collateral)	56,681	167,209
Total cash and cash equivalents	85,675	188,143
Interest-bearing deposits greater than 90 days	1,000	1,502
Securities available for sale	610,357	593,182
Mortgage loans held for sale	8,245	6,494
Portfolio loans not covered under FDIC loss share	1,987,166	1,897,074
Less: Allowance for loan losses	34,222	37,989
Portfolio loans not covered under FDIC loss share, net	1,952,944	1,859,085
Portfolio loans covered under FDIC loss share, net of the allowance for loan losses ($11,102 and $1,635, respectively)	210,331	298,975
Portfolio loans, net	2,163,275	2,158,060
Other real estate not covered under FDIC loss share	12,549	17,217
Other real estate covered under FDIC loss share	18,810	36,471
Other investments, at cost	16,362	14,527
Fixed assets, net	21,469	18,986
Accrued interest receivable	10,481	9,193
State tax credits, held for sale, including $25,069 and $26,350 carried at fair value, respectively	65,873	50,446
FDIC loss share receivable	75,851	184,554
Goodwill	30,334	30,334
Intangibles, net	7,846	9,285
Other assets	65,565	59,385
Total assets	$3,193,692	$3,377,779

Liabilities and Shareholders' Equity
Demand deposits	$621,070	$585,479
Interest-bearing transaction accounts	259,902	253,504
Money market accounts	975,216	1,084,304
Savings	81,552	51,145
Certificates of deposit:
$100 and over	420,672	550,535
Other	192,521	266,386
Total deposits	2,550,933	2,791,353
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	126,000	102,000
Other borrowings	147,104	154,545
Accrued interest payable	1,377	1,762
Other liabilities	15,681	3,473
Total liabilities	2,926,176	3,138,214

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 35,000 shares issued and outstanding	33,914	33,293
Common stock, $0.01 par value; 30,000,000 shares authorized; 18,039,710 and 17,849,862 shares issued, respectively	180	178
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	172,545	169,138
Retained earnings	53,232	35,097
Accumulated other comprehensive income	9,388	3,602
Total shareholders' equity	267,516	239,565
Total liabilities and shareholders' equity	$3,193,692	$3,377,779
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$39,886	$30,983	$111,519	$93,565
Interest on debt securities:
Taxable	2,628	2,853	7,440	8,666
Nontaxable	264	184	734	449
Interest on federal funds sold	—	—	—	1
Interest on interest-bearing deposits	53	166	195	427
Dividends on equity securities	43	99	230	269
Total interest income	42,874	34,285	120,118	103,377
Interest expense:
Interest-bearing transaction accounts	182	211	566	606
Money market accounts	1,024	2,004	3,694	6,210
Savings	68	35	209	53
Certificates of deposit:
$100 and over	1,691	2,297	5,500	6,959
Other	597	855	2,103	2,708
Subordinated debentures	982	1,128	3,111	3,375
Federal Home Loan Bank advances	721	881	2,327	2,669
Notes payable and other borrowings	125	105	362	316
Total interest expense	5,390	7,516	17,872	22,896
Net interest income	37,484	26,769	102,246	80,481
Provision for loan losses not covered under FDIC loss share	1,048	5,400	2,841	13,300
Provision for loan losses covered under FDIC loss share	10,889	2,672	13,380	2,947
Net interest income after provision for loan losses	25,547	18,697	86,025	64,234
Noninterest income:
Wealth Management revenue	1,825	1,832	5,525	5,173
Service charges on deposit accounts	1,456	1,332	4,199	3,663
Other service charges and fee income	676	464	1,848	1,105
Gain on sale of other real estate	739	517	3,152	1,039
Gain on state tax credits, net	256	1,368	1,180	2,510
Gain on sale of investment securities	—	768	1,156	1,448
Change in FDIC loss share receivable	1,912	1,513	(6,738)	1,148
Miscellaneous income	968	932	2,338	1,821
Total noninterest income	7,832	8,726	12,660	17,907
Noninterest expense:
Employee compensation and benefits	11,441	9,329	32,956	26,282
Occupancy	1,399	1,306	4,162	3,586
Furniture and equipment	384	431	1,234	1,216
Data processing	881	642	2,530	1,872
FDIC and other insurance	862	828	2,658	3,183
Loan legal and other real estate expense	1,187	1,576	5,216	7,267
Other	5,128	4,190	15,304	10,885
Total noninterest expense	21,282	18,302	64,060	54,291

Income before income tax expense	12,097	9,121	34,625	27,850
Income tax expense	4,167	3,289	11,744	9,633
Net income	$7,930	$5,832	$22,881	$18,217

Net income available to common shareholders	$7,282	$5,200	$20,948	$16,329

Earnings per common share
Basic	$0.41	$0.29	$1.17	$1.00
Diluted	0.39	0.29	1.14	0.98
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$7,930	$5,832	$22,881	$18,217
Other comprehensive income, net of tax:
Unrealized gain (loss) on investment securities arising during the period, net of tax	3,248	(261)	6,526	6,302
Less reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	(491)	(740)	(926)
Reclassification of cash flow hedge, net of tax	—	(28)	—	(85)
Total other comprehensive income (loss)	3,248	(780)	5,786	5,291
Total comprehensive income	$11,178	$5,052	$28,667	$23,508

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2012	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	22,881	—	22,881
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	6,526	6,526
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(740)	(740)
Total comprehensive income							28,667
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,813)	—	(2,813)
Cash dividends paid on preferred stock	—	—	—	—	(1,312)	—	(1,312)
Preferred stock accretion of discount	621	—	—	—	(621)	—	—
Issuance under equity compensation plans, net, 189,848 shares	—	2	—	1,530	—	—	1,532
Share-based compensation	—	—	—	1,791	—	—	1,791
Excess tax benefit related to equity compensation plans	—	—	—	86	—	—	86
Balance September 30, 2012	$33,914	$180	$(1,743)	$172,545	$53,232	$9,388	$267,516

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income	—	—	—	—	18,217	—	18,217
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	6,302	6,302
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(926)	(926)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(85)	(85)
Total comprehensive income							23,508
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,644)	—	(2,644)
Cash dividends paid on preferred stock	—	—	—	—	(1,313)	—	(1,313)
Preferred stock accretion of discount	575	—	—	—	(575)	—	—
Issuance under equity compensation plans, net, 109,812 shares	—	1	—	1,368	—	—	1,369
Issuance under public stock offering 2,743,900 shares	—	27	—	32,581	—	—	32,608
Share-based compensation	—	—	—	1,120	—	—	1,120
Excess tax benefit related to equity compensation plans	—	—	—	22	—	—	22
Balance September 30, 2011	$33,094	$178	$(1,743)	$168,764	$29,460	$4,718	$234,471

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$22,881	$18,217
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,944	2,057
Provision for loan losses	16,221	16,247
Deferred income taxes	(1,982)	5,091
Net amortization of debt securities	5,839	3,983
Amortization of intangible assets	1,440	490
Gain on sale of investment securities	(1,156)	(1,448)
Mortgage loans originated for sale	(71,085)	(48,772)
Proceeds from mortgage loans sold	68,987	49,147
Gain on sale of other real estate	(3,152)	(1,039)
Gain on state tax credits, net	(1,180)	(2,510)
Excess tax benefit of share-based compensation	(86)	(22)
Share-based compensation	1,791	1,120
Valuation adjustment on other real estate	2,201	3,261
Net accretion of loan discount and indemnification asset	(18,754)	(10,964)
Changes in:
Accrued interest receivable	(1,288)	165
Accrued interest payable	(385)	(501)
Prepaid FDIC insurance	1,837	2,336
Other assets	1,298	(6,294)
Other liabilities	12,567	(5,558)
Net cash provided by operating activities	37,938	25,006
Cash flows from investing activities:
Cash received from acquisition of Legacy Bank	—	8,926
Cash received from acquisition of The First National Bank of Olathe	—	112,778
Net increase in loans	(10,478)	(84,022)
Net cash proceeds received from FDIC loss share receivable	85,173	35,932
Proceeds from the sale of debt and equity securities, available for sale	110,876	84,456
Proceeds from the maturity of debt and equity securities, available for sale	91,498	122,934
Proceeds from the redemption of other investments	6,296	5,774
Proceeds from the sale of state tax credits held for sale	4,408	8,045
Proceeds from the sale of other real estate	44,273	27,429
Payments for the purchase/origination of:
Available for sale debt and equity securities	(214,935)	(255,210)
Other investments	(8,138)	(1,361)
State tax credits held for sale	(18,577)	—
Fixed assets	(4,433)	(416)
Net cash provided by investing activities	85,963	65,265
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	35,591	101,351
Net decrease in interest-bearing deposit accounts	(276,011)	(204,372)
Proceeds from Federal Home Loan Bank advances	157,500	—
Repayments of Federal Home Loan Bank advances	(133,500)	(23,254)
Net decrease in other borrowings	(7,440)	(20,332)
Cash dividends paid on common stock	(2,813)	(2,645)
Excess tax benefit of share-based compensation	86	22
Cash dividends paid on preferred stock	(1,312)	(1,313)
Issuance of common stock	—	32,608
Proceeds from the issuance of equity instruments	1,530	1,369
Net cash used in financing activities	(226,369)	(116,566)
Net decrease in cash and cash equivalents	(102,468)	(26,295)
Cash and cash equivalents, beginning of period	188,143	293,668
Cash and cash equivalents, end of period	$85,675	$267,373
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,487	$23,442
Income taxes	10,953	16,871
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$19,799	$20,287
Sales of other real estate financed	5,264	2,135
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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income as reported	$7,930	$5,832	$22,881	$18,217
Preferred stock dividend	(436)	(437)	(1,312)	(1,313)
Accretion of preferred stock discount	(212)	(195)	(621)	(575)
Net income available to common shareholders	$7,282	$5,200	$20,948	$16,329

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	371	371	1,113	1,113
Net income available to common shareholders and assumed conversions	$7,653	$5,571	$22,061	$17,442

Weighted average common shares outstanding	17,876	17,741	17,829	16,322
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	1,439	1,439	1,439
Additional dilutive common stock equivalents	100	22	34	20
Weighted average diluted common shares outstanding	19,415	19,202	19,302	17,781

Basic earnings per common share:	$0.41	$0.29	$1.17	$1.00
Diluted earnings per common share:	$0.39	$0.29	$1.14	$0.98

For the three months ended September 30, 2012 and 2011, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 1.0 million (including 324,074 common stock warrants) and 744,632 common stock equivalents (including 324,074 common stock warrants), respectively. For the nine months ended September 30, 2012 and 2011, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 1.0 million (including 324,074 common stock warrants) and 888,821 (including 324,074 common stock warrants), respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$124,721	$3,284	$—	$128,005
Obligations of states and political subdivisions	43,720	2,429	(360)	45,789
Residential mortgage-backed securities	426,992	9,773	(202)	436,563
	$595,433	$15,486	$(562)	$610,357

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government sponsored enterprises	$126,305	$678	$(66)	$126,917
Obligations of states and political subdivisions	38,489	1,729	(381)	39,837
Residential mortgage-backed securities	422,761	5,269	(1,602)	426,428
	$587,555	$7,676	$(2,049)	$593,182

At September 30, 2012, and December 31, 2011, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $271.8 million and $287.8 million at September 30, 2012, and December 31, 2011, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,299	$2,325
Due after one year through five years	118,719	122,152
Due after five years through ten years	42,958	45,014
Due after ten years	4,465	4,303
Mortgage-backed securities	426,992	436,563
	$595,433	$610,357

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the state and political subdivisions	$540	$2	$3,388	$358	$3,928	$360
Residential mortgage-backed securities	16,764	71	9,161	131	25,925	202
	$17,304	$73	$12,549	$489	$29,853	$562

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government sponsored enterprises	$23,389	$66	$—	$—	$23,389	$66
Obligations of the state and political subdivisions	1,503	8	3,027	373	4,530	381
Residential mortgage-backed securities	86,954	1,598	4,203	4	91,157	1,602
	$111,846	$1,672	$7,230	$377	$119,076	$2,049

The unrealized losses at both September 30, 2012, and December 31, 2011, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2012, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Gross gains realized	$—	$768	$1,399	$1,448
Gross losses realized	—	—	(243)	—
Proceeds from sales	—	49,033	110,876	84,456

NOTE 4 - PORTFOLIO LOANS NOT COVERED BY LOSS SHARE ("Non-covered")

Below is a summary of Non-covered loans by category at September 30, 2012, and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Real Estate Loans:
Construction and Land Development	$146,236	$140,147
Commercial real estate - Investor Owned	476,501	477,154
Commercial real estate - Owner Occupied	325,379	334,416
Residential real estate	146,940	171,034
Total real estate loans	$1,095,056	$1,122,751
Commercial and industrial	880,394	763,202
Consumer & other	11,694	11,459
Portfolio Loans	$1,987,144	$1,897,412
Unearned loan costs, net	22	(338)
Portfolio loans, including unearned loan costs	$1,987,166	$1,897,074

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Non-covered loans by portfolio class and category based on impairment method through September 30, 2012, and at December 31, 2011, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Allowance for Loan Losses:
Balance at December 31, 2011	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Provision charged to expense	929	1,231	216	269	(555)	—	(372)	1,718
Losses charged off	(585)	(746)	(185)	(856)	(362)	—	—	(2,734)
Recoveries	96	2	15	152	356	2	—	623
Balance at March 31, 2012	$12,385	$6,784	$6,797	$5,412	$3,370	$16	$2,832	$37,596
Provision charged to expense	(3,201)	(744)	3,518	442	(189)	3	246	75
Losses charged off	(406)	(739)	(108)	(502)	(216)	—	—	(1,971)
Recoveries	203	5	15	97	284	—	—	604
Balance at June 30, 2012	$8,981	$5,306	$10,222	$5,449	$3,249	$19	$3,078	$36,304
Provision charged to expense	(204)	(738)	604	2,551	(1,202)	4	33	1,048
Losses charged off	(1,479)	(625)	(639)	(949)	(282)	—	—	(3,974)
Recoveries	142	1	14	15	672	—	—	844
Balance at September 30, 2012	$7,440	$3,944	$10,201	$7,066	$2,437	$23	$3,111	$34,222

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance September 30, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$1,165	$379	$2,199	$2,538	$506	$—	$—	$6,787
Collectively evaluated for impairment	6,275	3,565	8,002	4,528	1,931	23	3,111	27,435
Total	$7,440	$3,944	$10,201	$7,066	$2,437	$23	$3,111	$34,222
Loans - Ending Balance:
Individually evaluated for impairment	$2,849	$5,584	$9,647	$10,095	$3,883	$—	$—	$32,058
Collectively evaluated for impairment	877,545	319,795	466,854	136,141	143,057	11,716	—	1,955,108
Total	$880,394	$325,379	$476,501	$146,236	$146,940	$11,716	$—	$1,987,166

Balance at December 31, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,214	$1,377	$2,315	$2,927	$896	$—	$—	$10,729
Collectively evaluated for impairment	8,731	4,920	4,436	2,920	3,035	14	3,204	27,260
Total	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Loans - Ending Balance:
Individually evaluated for impairment	$5,634	$4,572	$11,127	$14,767	$5,522	$—	$—	$41,622
Collectively evaluated for impairment	757,568	329,844	466,027	125,380	165,512	11,121	—	1,855,452
Total	$763,202	$334,416	$477,154	$140,147	$171,034	$11,121	$—	$1,897,074

A summary of Non-covered loans individually evaluated for impairment by category at September 30, 2012, and December 31, 2011, is as follows:

	September 30, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,081	$291	$2,558	$2,849	$1,165	$6,322
Real Estate:
Commercial - Owner Occupied	6,154	2,875	2,709	5,584	379	8,653
Commercial - Investor Owned	14,053	1,865	7,782	9,647	2,199	9,793
Construction and Land Development	13,192	748	9,347	10,095	2,538	11,295
Residential	4,164	1,705	2,178	3,883	506	4,800
Consumer & Other	—	—	—	—	—	—
Total	$41,644	$7,484	$24,574	$32,058	$6,787	$40,863

	December 31, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$7,517	$128	$5,506	$5,634	$3,214	$6,571
Real Estate:
Commercial - Owner Occupied	5,099	—	4,572	4,572	1,377	2,711
Commercial - Investor Owned	15,676	914	10,213	11,127	2,315	10,562
Construction and Land Development	19,685	1,628	13,139	14,767	2,927	16,114
Residential	6,465	2,211	3,311	5,522	896	9,588
Consumer & Other	—	—	—	—	—	—
Total	$54,442	$4,881	$36,741	$41,622	$10,729	$45,546

There were no loans over 90 days past due and still accruing interest at September 30, 2012. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $708,000 and $2.2 million for the three and nine months ended September 30, 2012, respectively. The cash amount collected and recognized as interest income on impaired loans was $120,000 and $361,000 for the three and nine months ended September 30, 2012, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $174,000 and $412,000 for the three and nine months ended September 30, 2012, respectively. At September 30, 2012, there were $543,000 of unadvanced commitments on impaired loans. Other Liabilities include approximately $98,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired Non-covered loans by category at September 30, 2012, and December 31, 2011, is as follows:

	September 30, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$2,849	$—	$—	$2,849
Real Estate:
Commercial - Investor Owned	9,647	—	—	9,647
Commercial - Owner Occupied	5,377	207	—	5,584
Construction and Land Development	7,286	2,809	—	10,095
Residential	2,187	1,696	—	3,883
Consumer & Other	—	—	—	—
Total	$27,346	$4,712	$—	$32,058

	December 31, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,475	$1,159	$—	$5,634
Real Estate:
Commercial - Investor Owned	6,647	4,480	—	11,127
Commercial - Owner Occupied	4,129	443	—	4,572
Construction and Land Development	10,335	3,677	755	14,767
Residential	5,299	223	—	5,522
Consumer & Other	—	—	—	—
Total	$30,885	$9,982	$755	$41,622

The recorded investment by category for the Non-covered loans that have been restructured for the three and nine months ended September 30, 2012, is as follows:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	1	$150	$—	—	$—	$—
Real Estate:
Commercial - Owner Occupied	1	207	207	1	207	207
Commercial - Investor Owned	—	—	—	—	—	—
Construction and Land Development	—	—	—	2	4,341	2,809
Residential	—	—	—	1	1,696	1,696
Consumer & Other	—	—	—	—	—	—
Total	2	$357	$207	4	$6,244	$4,712

The restructured Non-covered loans primarily resulted from interest rate concessions. As of September 30, 2012, the Company has allocated $791,000 of specific reserves to the loans that have been restructured.

The recorded investment by category for the Non-covered loans that have been restructured and subsequently defaulted for the three and nine months ended September 30, 2012, is as follows:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial & Industrial	1	$150	2	$166
Real Estate:
Commercial - Owner Occupied	—	—	—	—
Commercial - Investor Owned	—	—	—	—
Construction and Land Development	—	—	—	—
Residential	—	—	—	—
Consumer & Other	—	—	—	—
Total	1	$150	2	$166

The aging of the recorded investment in past due Non-covered loans by portfolio class and category at September 30, 2012, and December 31, 2011, is shown below.

	September 30, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$704	$862	$1,566	$878,828	$880,394
Real Estate:
Commercial - Owner Occupied	—	344	344	325,035	325,379
Commercial - Investor Owned	15	4,509	4,524	471,977	476,501
Construction and Land Development	596	5,306	5,902	140,334	146,236
Residential	703	890	1,593	145,347	146,940
Consumer & Other	5	—	5	11,711	11,716
Total	$2,023	$11,911	$13,934	$1,973,232	$1,987,166

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$4,521	$792	$5,313	$757,889	$763,202
Real Estate:
Commercial - Owner Occupied	1,945	1,522	3,467	330,949	334,416
Commercial - Investor Owned	2,308	4,209	6,517	470,637	477,154
Construction and Land Development	1,356	9,786	11,142	129,005	140,147
Residential	299	4,137	4,436	166,598	171,034
Consumer & Other	—	—	—	11,121	11,121
Total	$10,429	$20,446	$30,875	$1,866,199	$1,897,074

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

The recorded investment by risk category of the Non-covered loans by portfolio class and category at September 30, 2012, which is based upon the most recent analysis performed, and December 31, 2011 is as follows:

	September 30, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$824,351	$37,878	$18,165	$—	$880,394
Real Estate:
Commercial - Owner Occupied	279,806	30,850	14,379	344	325,379
Commercial - Investor Owned	387,509	54,161	34,831	—	476,501
Construction and Land Development	101,683	15,101	28,944	508	146,236
Residential	130,212	4,967	11,761	—	146,940
Consumer & Other	11,660	6	50	—	11,716
Total	$1,735,221	$142,963	$108,130	$852	$1,987,166

	December 31, 2011
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$683,239	$50,197	$27,229	$2,537	$763,202
Real Estate:
Commercial - Owner Occupied	276,802	40,207	16,225	1,182	334,416
Commercial - Investor Owned	405,686	56,370	14,894	204	477,154
Construction and Land Development	91,286	27,056	21,461	344	140,147
Residential	148,309	4,814	16,419	1,492	171,034
Consumer & Other	11,112	9	—	—	11,121
Total	$1,616,434	$178,653	$96,228	$5,759	$1,897,074

NOTE 5 - PORTFOLIO LOANS COVERED BY LOSS SHARE ("Covered loans")

Purchased loans acquired in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income, prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired loans that have common risk characteristics are aggregated into pools. The Company remeasures contractual and expected cash flows, at the pool-level, on a quarterly basis.

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

Below is a summary of Covered loans by category at September 30, 2012, and December 31, 2011:

	September 30, 2012		December 31, 2011
(in thousands)	Weighted- Average Risk Rating	Recorded Investment Covered Loans	Weighted- Average Risk Rating	Recorded Investment Covered Loans
Real Estate Loans:
Construction and Land Development	7.13	$38,620	7.22	$65,990
Commercial real estate - Investor Owned	6.00	64,287	6.12	75,093
Commercial real estate - Owner Occupied	6.60	44,307	6.03	63,101
Residential real estate	5.67	46,426	4.81	56,828
Total real estate loans		$193,640		$261,012
Commercial and industrial	6.93	26,209	6.61	36,423
Consumer & other	4.33	1,584	4.14	3,175
Portfolio Loans		$221,433		$300,610

Outstanding balances on purchased loans from the FDIC were $338.2 million and $496.2 million as of September 30, 2012, and December 31, 2011, respectively.

Below is a summary of the activity in the allowance for loan losses for Covered loans at September 30, 2012, and
September 30, 2011:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$1,889	$—	$1,635	$—
Provision charged to expense	10,889	2,672	13,380	2,947
Loans charged off	(1,627)	(103)	(3,689)	(378)
Recoveries	10	—	16	—
Other	(59)	—	(240)	—
Balance at end of period	$11,102	$2,569	$11,102	$2,569

The aging of the recorded investment in past due Covered loans by portfolio class and category at September 30, 2012, and December 31, 2011, is shown below.

	September 30, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$3,325	$4,378	$7,703	$18,506	$26,209
Real Estate:
Commercial - Owner Occupied	—	6,590	6,590	37,717	44,307
Commercial - Investor Owned	375	2,180	2,555	61,732	64,287
Construction and Land Development	1,884	21,830	23,714	14,906	38,620
Residential	609	2,634	3,243	43,183	46,426
Consumer & Other	11	2	13	1,571	1,584
Total	$6,204	$37,614	$43,818	$177,615	$221,433

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$879	$9,867	$10,746	$25,677	$36,423
Real Estate:
Commercial - Owner Occupied	1,438	9,684	11,122	51,979	63,101
Commercial - Investor Owned	2,530	7,021	9,551	65,542	75,093
Construction and Land Development	2,842	28,745	31,587	34,403	65,990
Residential	1,634	3,341	4,975	51,853	56,828
Consumer & Other	236	7	243	2,932	3,175
Total	$9,559	$58,665	$68,224	$232,386	$300,610

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes of indices for acquired loans with variable interest rates.

Changes in the accretable yield for purchased loans were as follows for the nine months ended September 30, 2012, and 2011:

(in thousands)	September 30, 2012	September 30, 2011
Balance at beginning of period	$63,335	$46,460
Additions	—	40,380
Accretion	(36,225)	(15,337)
Reclassifications from nonaccretable difference	74,758	5,160
Other	(6,423)	(34,228)
Balance at end of period	$95,445	$42,435

Other changes in the accretable yield include the impact of cash flow timing estimates, changes in variable interest rates, and other non-credit related adjustments. For the three months ended and nine months ended September 30, 2012, the Bank received payments of $15.2 million and $85.2 million, respectively, for loss share claims under the terms of the FDIC shared-loss agreements.

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

The Company’s extent of involvement and maximum potential exposure to credit loss under commitments to extend credit and standby letters of credit in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2012, there were $543,000 of unadvanced commitments on impaired loans. Other liabilities include approximately $98,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2012, and December 31, 2011, are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$724,517	$547,657
Standby letters of credit	43,383	43,973

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2012, and December 31, 2011, approximately $66.3 million and $75.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate. Included in the September 30, 2012 commitments to extend credit are $106 million of lines with significant usage restrictions.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at September 30, 2012.

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
In one of the lawsuits, the plaintiffs allege that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent, breached its fiduciary duties and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Upon the Bank's motion, the Court dismissed the plaintiffs' claim that the Bank violated its fiduciary duties. Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, in excess of $44.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery is currently proceeding.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case, relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court has now granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At September 30, 2012, and December 31, 2011, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At September 30, 2012, the Company had $3.4 million of counterparty credit exposure on derivatives. At September 30, 2012, and December 31, 2011, the Company had pledged cash of $3.8 million and $2.7 million, respectively, as collateral in connection with our interest rate swap agreements.

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

•
Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The swaps were designed to hedge the cash flows associated with a portion of prime based loans and had been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. For the three months ended September 30, 2011, $44,000 was reclassified into Miscellaneous income. For the nine months ended September 30, 2011, $132,000 was reclassified into Miscellaneous income. At December 31, 2011, there were no additional amounts remaining in Accumulated other comprehensive income to be reclassified into operations.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate cap contracts	$49,050	$80,050	$14	$94	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2012	2011	2012	2011
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(14)	$(176)	$(79)	$(410)
Interest rate swap contracts	Miscellaneous income	—	44	—	132

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate swap contracts	$142,773	$65,077	$2,265	$1,095	$2,626	$1,796
Foreign exchange forward contracts	1,142	—	1,142	—	1,142	—

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2012	2011	2012	2011
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(103)	$(160)	$(354)	$(451)

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2012
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government sponsored enterprises	$—	$128,005	$—	$128,005
Obligations of states and political subdivisions	—	42,742	3,047	45,789
Residential mortgage-backed securities	—	436,563	—	436,563
Total securities available for sale	$—	$607,310	$3,047	$610,357
Portfolio loans	—	12,891	—	12,891
State tax credits held for sale	—	—	25,069	25,069
Derivative financial instruments	—	3,421	—	3,421
Total assets	$—	$623,622	$28,116	$651,738

Liabilities
Derivative financial instruments	$—	$3,768	$—	$3,768
Total liabilities	$—	$3,768	$—	$3,768

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions. At September 30, 2012, Level 3 securities available for sale consist primarily of three Auction Rate Securities.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At September 30, 2012, of the $65.9 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $25.1 million were carried at fair value. The remaining $40.8 million of state tax credits were accounted for at cost.

The fair value of the state tax credits carried at fair value increased $257,000 for the quarter ended September 30, 2012 compared to $975,000 for the same period in 2011. These fair value changes are included in Gain on state tax credits, net in the condensed consolidated statements of operations.
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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of September 30, 2012.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the quarter ended September 30, 2012.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to a newly issued mortgage-backed security purchased in the fourth quarter of 2011 which was originally priced using Level 3 assumptions. In the first quarter of 2012, a third party pricing service, utilizing Level 2 assumptions, became available as more data was available on the new security.

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$3,042	$2,994	$6,763	$7,520
Total gains (losses):
Included in other comprehensive income	5	5	20	34
Purchases, sales, issuances and settlements:
Purchases	—	4,983	—	4,983
Transfer in and/or out of Level 3	—	—	(3,736)	(4,555)
Ending balance	$3,047	$7,982	$3,047	$7,982

Change in unrealized gains relating to assets still held at the reporting date	$5	$5	$20	$34

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning balance	$24,836	$29,247	$26,350	$31,576
Total gains:
Included in earnings	264	1,211	994	2,020
Purchases, sales, issuances and settlements:
Sales	(31)	(964)	(2,275)	(4,102)
Ending balance	$25,069	$29,494	$25,069	$29,494

Change in unrealized gains relating to assets still held at the reporting date	$257	$975	$439	$1,009

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2012.

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended September 30, 2012	Total (losses) gains for the nine months ended September 30, 2012
Impaired loans	$7,905	$—	$—	$7,905	$(3,974)	$(8,679)
Other real estate	8,454	—	—	8,454	(387)	(2,201)
Total	$16,359	$—	$—	$16,359	$(4,361)	$(10,880)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2012, and December 31, 2011.

	September 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$28,964	$28,964	$20,791	$20,791
Federal funds sold	30	30	143	143
Interest-bearing deposits	57,681	57,681	168,711	168,711
Securities available for sale	610,357	610,357	593,182	593,182
Other investments, at cost	16,362	16,362	14,527	14,527
Loans held for sale	8,245	8,245	6,494	6,494
Derivative financial instruments	3,421	3,421	1,189	1,189
Portfolio loans, net	2,163,275	2,169,718	2,158,060	2,163,723
State tax credits, held for sale	65,873	71,482	50,446	50,446
Accrued interest receivable	10,481	10,481	9,193	9,193

Balance sheet liabilities
Deposits	2,550,933	2,562,601	2,791,353	2,804,044
Subordinated debentures	85,081	41,919	85,081	42,252
Federal Home Loan Bank advances	126,000	135,388	102,000	110,575
Other borrowings	147,104	147,111	154,545	154,561
Derivative financial instruments	3,768	3,768	1,796	1,796
Accrued interest payable	1,377	1,377	1,762	1,762

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 19–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the condensed consolidated balance sheets at fair value at September 30, 2012, and December 31, 2011.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,169,421	$2,169,421
State tax credits, held for sale	$—	$—	$46,413	$46,413
Financial Liabilities:
Deposits	1,937,740	—	624,861	2,562,601
Subordinated debentures	—	—	41,919	41,919
Federal Home Loan Bank advances	—	—	135,388	135,388
Other borrowings	—	—	147,111	147,111

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,163,121	$2,163,121
State tax credits, held for sale	$—	$—	$24,096	$24,096
Financial Liabilities:
Deposits	1,974,432	—	829,612	2,804,044
Subordinated debentures	—	—	42,252	42,252
Federal Home Loan Bank advances	—	—	110,575	110,575
Other borrowings	—	—	154,561	154,561

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
Balance Sheet Information	September 30, 2012
Portfolio loans	$2,208,599	$—	$—	$2,208,599
Goodwill	30,334	—	—	30,334
Intangibles, net	7,846	—	—	7,846
Deposits	2,535,930	30,688	(15,685)	2,550,933
Borrowings	215,051	60,553	82,581	358,185
Total assets	3,075,740	96,660	21,292	3,193,692

	December 31, 2011
Portfolio loans	$2,197,684	$—	$—	$2,197,684
Goodwill	30,334	—	—	30,334
Intangibles, net	9,285	—	—	9,285
Deposits	2,773,482	39,440	(21,569)	2,791,353
Borrowings	213,480	45,565	82,581	341,626
Total assets	3,278,328	90,068	9,383	3,377,779

Income Statement Information	Three months ended September 30, 2012
Net interest income (expense)	$38,627	$(252)	$(891)	$37,484
Provision for loan losses	11,937	—	—	11,937
Noninterest income	5,418	2,088	326	7,832
Noninterest expense	18,063	1,968	1,251	21,282
Income (loss) before income tax expense (benefit)	14,045	(132)	(1,816)	12,097

	Three months ended September 30, 2011
Net interest income (expense)	$28,105	$(304)	$(1,032)	$26,769
Provision for loan losses	8,072	—	—	8,072
Noninterest income	5,105	3,201	420	8,726
Noninterest expense	15,454	2,016	832	18,302
Income (loss) before income tax expense (benefit)	9,684	881	(1,444)	9,121

Income Statement Information	Nine months ended September 30, 2012
Net interest income (expense)	$105,646	$(566)	$(2,834)	$102,246
Provision for loan losses	16,221	—	—	16,221
Noninterest income	5,571	6,718	371	12,660
Noninterest expense	54,424	5,761	3,875	64,060
Income (loss) before income tax expense (benefit)	40,572	391	(6,338)	34,625

	Nine months ended September 30, 2011
Net interest income (expense)	$84,511	$(941)	$(3,089)	$80,481
Provision for loan losses	16,247	—	—	16,247
Noninterest income	9,721	7,683	503	17,907
Noninterest expense	45,639	5,914	2,738	54,291
Income (loss) before income tax expense (benefit)	32,346	828	(5,324)	27,850

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, ”should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory capital requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and subsequent Forms 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2012 compared to the financial condition as of December 31, 2011. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Summary

The Company reported net income of $7.9 million for the three months ended September 30, 2012, compared to net income of $5.8 million for the same period in 2011. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $0.39, compared to net income of $0.29 per fully diluted share for the prior year period.

Net income for the nine months ended September 30, 2012 was $22.9 million compared to net income of $18.2 million for the same period in 2011. After deducting dividends on preferred stock, the Company reported net income per fully diluted share of $1.14, compared to net income of $0.98 per fully diluted share for the prior year period.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 9 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.2 billion at September 30, 2012, flat with December 31, 2011 and September 30, 2011. Loans covered under FDIC shared loss agreements ("Covered loans") were $221.4 million at September 30, 2012, a decrease of $79.2 million or 26% from December 31, 2011 and a decrease of $105.5 million or 32% from September 30, 2011. The decrease is due to principal paydowns and loans that paid off.

Portfolio loans excluding covered loans ("Noncovered loans") increased $90.1 million or 5% from December 31, 2011. Commercial & Industrial loans increased $117.2 million or 15% and Construction Real Estate loans increased $6.1 million or 4%, while Residential Real Estate loans decreased $24.1 million or 14%. Noncovered loans increased $119.2 million or 6% from September 30, 2011. Commercial and Industrial loans increased $174.3 million or 25% while Residential and Construction Real Estate loans declined $37.2 million or 11%.
For fiscal year 2012, the Company expects 6-8% growth in portfolio loans not covered by FDIC shared loss agreements, similar to 2011 results. Based on the most recent remeasurement of expected cash flows, the Company expects the average balance of Covered loans to be approximately $187 million, $131 million, and $74 million in 2013, 2014, and 2015, respectively.
See Note 4 – Portfolio Loans Not Covered by Loss Share and Note 5 – Portfolio Loans Covered by Loss Share for more information.

•
Deposits – Total deposits at September 30, 2012 were $2.6 billion, a decrease of $240.4 million, or 9%, and $266.3 million, or 9%, from December 31, 2011 and September 30, 2011, respectively. The decrease is mainly due to a decline in certificates of deposit as the Company continues to force a decline through lower cost pricing. Demand deposits increased $35.6 million or 6% from December 31, 2011 and $63.8 million or 11% from September 30, 2011 while interest bearing transaction accounts decreased $72.3 million or 5% from December 31, 2011 and $42.4 million or 3% from September 30, 2011.

Reciprocal CDARS certificates were $5.5 million at September 30, 2012, a decrease of $8.9 million, or 62%, and $14 million, or 71%, from December 31, 2011 and September 30, 2011, respectively.

•
Asset quality – Nonperforming loans, including troubled debt restructurings were $32.1 million at September 30, 2012, compared to $41.6 million at December 31, 2011 and $48.0 million at September 30, 2011. Nonperforming loans represented 1.61% of total Noncovered loans at September 30, 2012 versus 2.19% at December 31, 2011 and 2.57% at September 30, 2011. Excluding non-accrual loans and Covered loans, portfolio loans that were 30-89 days delinquent at September 30, 2012 remained at very low levels, representing 0.07% of the portfolio compared to 0.36% at December 31, 2011 and 0.03% at September 30, 2011.

Provision for loan losses not covered under FDIC loss share was $1.0 million in the third quarter of 2012, compared to $5.4 million in the third quarter of 2011. The decrease in the provision for loan losses in the third quarter of 2012 was due to lower levels of loan risk rating downgrades, and more favorable loss migration statistics from a year ago. See Note 4 – Portfolio Loans Not Covered by Loss Share and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 5.21% for the third quarter of 2012, compared to 4.81% for the second quarter of 2012 and 3.79% in the third quarter of 2011. For the nine month period ended September 30, 2012, the net interest rate margin was 4.79% compared to 4.04% for the same period in 2011. See Net Interest Income in this section for more information.

•	Covered loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets for the most recent five quarters.

	For the Quarter ended
(in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Accretion income	$7,995	$7,155	$7,081	$6,841	$4,942
Accelerated cash flows	7,446	5,315	2,691	4,733	1,620
Other	103	106	130	29	4
Total interest income	15,544	12,576	9,902	11,603	6,566
Provision for loan losses	(10,889)	(206)	(2,285)	144	(2,672)
Gain on sale of other real estate	34	769	1,173	144	588
Change in FDIC loss share receivable	1,912	(5,694)	(2,956)	(4,642)	1,513
Pre-tax net revenue	$6,601	$7,445	$5,834	$7,249	$5,995

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.8 million in the third quarter of 2012, a decrease of $166,000, or 8%, over the linked second quarter and flat compared to September 30, 2011. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended September 30, 2012 and 2011

Net interest income (on a tax equivalent basis) was $37.9 million for the three months ended September 30, 2012 compared to $27.1 million for the same period of 2011, an increase of $10.8 million, or 40%. Total interest income increased $8.7 million and total interest expense decreased $2.1 million.

Average interest-earning assets increased $55.3 million, or 2%, to $2.9 billion for the quarter ended September 30, 2012 from $2.8 billion for the quarter ended September 30, 2011. Average loans increased $94.0 million, or 4%, to $2.2 billion for the quarter ended September 30, 2012 from $2.1 billion for the quarter ended September 30, 2011. Noncovered loans increased $117.1 million while Covered loans decreased $23.1 million. Average securities increased $114.8 million or 23%, while short-term investments decreased $153.5 million or 63.0% from the third quarter of 2011. Interest income on earning assets increased $1.5 million due to higher volume and increased $7.2 million due to higher rates, for an increase of $8.7 million versus the third quarter of 2011.

For the quarter ended September 30, 2012, average interest-bearing liabilities decreased $150.9 million, or 6%, to $2.3 billion compared to $2.4 billion for the quarter ended September 30, 2011. The decrease resulted from a $175.5 million decrease in average interest-bearing deposits, offset by a $24.6 million increase in borrowed funds from customer repurchase agreements. The decrease in average interest-bearing deposits is due to a $220.4 million decrease in certificates of deposit, offset by a $3.9 million increase in average money market accounts and savings accounts, and an increase of $41.1 million in interest-bearing transaction accounts. For the third quarter of 2012, interest expense on interest-bearing liabilities decreased $1.4 million due to declining rates and $689,000 due to the impact of lower volumes, for a net decrease of $2.1 million versus the third quarter of 2011.

The tax-equivalent net interest rate margin was 5.21% for the third quarter of 2012, compared to 4.81% for the second quarter of 2012 and 3.79% in the third quarter of 2011. In the third quarter of 2012, the Covered loans yielded 26.51%

primarily due to cash flows on paid off loans that exceeded expectations. Absent the Covered loans, related nonearning assets, and related funding costs, the net interest rate margin was 3.42% for the third quarter of 2012 compared to 3.46% for the second quarter of 2012.

We expect the fourth quarter net interest margin to remain above 4%. We expect continued volatility in the yield on Covered loans due primarily to prepayments, and, possibly, the quarterly remeasurement of cash flows. We expect the yield on Covered loans, without the impact of prepayments, to be approximately 13% - 15% in the fourth quarter of 2012. Yields on Noncovered loans are expected to fall further in the fourth quarter and will offset lower deposit costs.

Nine months ended September 30, 2012 and 2011

Net interest income (on a tax equivalent basis) was $103.3 million for the nine months ended September 30, 2012 compared to $81.4 million for the same period of 2011, an increase of $21.9 million, or 27%. Total interest income increased $16.9 million and total interest expense decreased $5.0 million.

Average interest-earning assets increased $185.8 million, or 7%, to $2.9 billion for the nine months ended September 30, 2012 from $2.7 billion for the nine months ended September 30, 2011. Average loans increased $180.3 million, or 9%, to $2.2 billion for the nine months ended September 30, 2012 from $2.0 billion for the nine months ended September 30, 2011. Approximately $50.0 million of the increase is related to an increase in the Covered loans from the acquisition of The First National Bank of Olathe ("FNB"). Average securities increased $113.2 million or 24% while short-term investments decreased $107.7 million or 49% from the third quarter of 2011. Interest income on earning assets increased $13.1 million due to higher volume and $3.7 million due to higher rates, for an increase of $16.9 million versus the third quarter of 2011.

For the nine months ended September 30, 2012, average interest-bearing liabilities increased $38.3 million, or 2%, to $2.4 billion compared to $2.3 billion for the nine months ended September 30, 2011. The increase in average interest-bearing liabilities resulted from a $26.4 million increase in average interest-bearing deposits, due to a $114.8 million increase in average money market accounts and savings accounts, an increase of $54.5 million in interest-bearing transaction accounts, offset by a decrease of $143.0 million in certificates of deposit. For the nine months ended September 30, 2012, interest expense on interest-bearing liabilities decreased $4.3 million due to declining rates and $697,000 due to the impact of lower volumes of certificates of deposit, for a net decrease of $5.0 million versus the same period in 2011.

The tax-equivalent net interest rate margin was 4.79% for the nine months ended September 30, 2012, compared to 4.04% in the same period of 2011. The increase in the margin was primarily due to a higher yield on the Covered loans, resulting from cash flows on paid off covered loans that exceeded expectations, and lower funding costs.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2012			2011
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,918,419	$23,907	4.96%	$1,807,526	$24,037	5.28%
Tax-exempt loans (2)	37,138	680	7.28	30,965	595	7.62
Covered loans (3)	233,272	15,544	26.51	256,381	6,566	10.16
Total loans	2,188,829	40,131	7.29	2,094,872	31,198	5.91
Taxable investments in debt and equity securities	574,968	2,671	1.85	471,303	2,953	2.49
Non-taxable investments in debt and equity securities (2)	35,874	412	4.57	24,703	287	4.61
Short-term investments	90,297	53	0.23	243,812	166	0.27
Total securities and short-term investments	701,139	3,136	1.78	739,818	3,406	1.83
Total interest-earning assets	2,889,968	43,267	5.96	2,834,690	34,604	4.84
Noninterest-earning assets:
Cash and due from banks	17,435			23,499
Other assets	318,400			377,123
Allowance for loan losses	(37,804)			(44,822)
Total assets	$3,187,999			$3,190,490

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$259,488	$182	0.28%	$218,416	$211	0.38%
Money market accounts	982,375	1,024	0.41	1,019,362	2,004	0.78
Savings	74,961	68	0.36	34,103	35	0.41
Certificates of deposit	639,084	2,288	1.42	859,478	3,152	1.45
Total interest-bearing deposits	1,955,908	3,562	0.72	2,131,359	5,402	1.01
Subordinated debentures	85,081	982	4.59	85,081	1,128	5.26
Borrowed funds	225,963	846	1.49	201,385	986	1.94
Total interest-bearing liabilities	2,266,952	5,390	0.95	2,417,825	7,516	1.23
Noninterest bearing liabilities:
Demand deposits	642,598			530,619
Other liabilities	15,086			10,508
Total liabilities	2,924,636			2,958,952
Shareholders' equity	263,363			231,538
Total liabilities & shareholders' equity	$3,187,999			$3,190,490
Net interest income		$37,877			$27,088
Net interest spread			5.01%			3.61%
Net interest rate margin (4)			5.21			3.79

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $340,000 and $211,000 for the three months ended September 30, 2012 and 2011, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $393,000 and $319,000 for the three months ended September 30, 2012 and 2011, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2012			2011
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,897,482	$72,319	5.09%	$1,767,492	$71,029	5.37%
Tax-exempt loans (2)	32,857	1,841	7.48	32,623	1,895	7.77
Covered loans (3)	254,568	38,022	19.95	204,532	21,323	13.94
Total loans	2,184,907	112,182	6.86	2,004,647	94,247	6.29
Taxable investments in debt and equity securities	554,898	7,670	1.85	454,593	8,936	2.63
Non-taxable investments in debt and equity securities (2)	32,902	1,146	4.65	19,982	702	4.70
Short-term investments	110,364	195	0.24	218,017	428	0.26
Total securities and short-term investments	698,164	9,011	1.72	692,592	10,066	1.94
Total interest-earning assets	2,883,071	121,193	5.62	2,697,239	104,313	5.17
Noninterest-earning assets:
Cash and due from banks	16,037			15,776
Other assets	361,824			329,117
Allowance for loan losses	(38,104)			(43,612)
Total assets	$3,222,828			$2,998,520

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$256,505	$566	0.29%	$201,979	$606	0.40%
Money market accounts	1,024,359	3,694	0.48	957,346	6,210	0.87
Savings	66,386	209	0.42	18,595	53	0.38
Certificates of deposit	701,168	7,603	1.45	844,133	9,667	1.53
Total interest-bearing deposits	2,048,418	12,072	0.79	2,022,053	16,536	1.09
Subordinated debentures	85,081	3,111	4.88	85,081	3,375	5.30
Borrowed funds	217,841	2,689	1.65	205,897	2,985	1.94
Total interest-bearing liabilities	2,351,340	17,872	1.02	2,313,031	22,896	1.32
Noninterest bearing liabilities:
Demand deposits	609,357			468,740
Other liabilities	8,828			10,815
Total liabilities	2,969,525			2,792,586
Shareholders' equity	253,303			205,934
Total liabilities & shareholders' equity	$3,222,828			$2,998,520
Net interest income		$103,321			$81,417
Net interest spread			4.60%			3.85%
Net interest rate margin (4)			4.79			4.04

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,040,000 and $640,000 for the nine months ended September 30, 2012 and 2011, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $1,075,000 and $936,000 for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2012 compared to 2011
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$1,393	$(1,523)	$(130)	$5,107	$(3,817)	$1,290
Tax-exempt loans (3)	112	(27)	85	14	(68)	(54)
Covered loans	(641)	9,619	8,978	6,043	10,656	16,699
Taxable investments in debt and equity securities	568	(850)	(282)	1,727	(2,993)	(1,266)
Non-taxable investments in debt and equity securities (3)	128	(3)	125	451	(7)	444
Short-term investments	(93)	(20)	(113)	(194)	(39)	(233)
Total interest-earning assets	$1,467	$7,196	$8,663	$13,148	$3,732	$16,880

Interest paid on:
Interest-bearing transaction accounts	$35	$(64)	$(29)	$142	$(182)	$(40)
Money market accounts	(71)	(909)	(980)	409	(2,925)	(2,516)
Savings	37	(4)	33	150	6	156
Certificates of deposit	(799)	(65)	(864)	(1,565)	(499)	(2,064)
Subordinated debentures	—	(146)	(146)	—	(264)	(264)
Borrowed funds	109	(249)	(140)	167	(463)	(296)
Total interest-bearing liabilities	(689)	(1,437)	(2,126)	(697)	(4,327)	(5,024)
Net interest income	$2,156	$8,633	$10,789	$13,845	$8,059	$21,904

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses not covered under FDIC loss share for the three and nine months ended September, 30 2012 was $1.0 million and $2.8 million compared to $5.4 million and $13.3 million for the comparable 2011 periods. The lower loan loss provision for the third quarter of 2012 compared to the third quarter of 2011 was due to lower levels of loan risk rating downgrades. The lower loan loss provision for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to lower levels of risk rating-downgrades, more favorable loss migration statistics from a year ago, and payoff of one specific loan which carried a $1.3 million reserve.
The Company expects the fourth quarter 2012 provision for loan losses not covered under FDIC shared loss agreements to be approximately $2 - $4 million.

For Covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. The provision for loan losses on Covered loans was $10.9 million in the third quarter of 2012 compared to $2.7 million in the third quarter of 2011. The provision for loan losses in the third quarter of 2012 was partially offset through noninterest income by an increase in the FDIC loss share receivable totaling $8.7 million.

The provision expense for Covered loans in the third quarter of 2012 was a result of increases in loss estimates on certain substandard loans, degradation in the overall delinquency status of certain loan pools, and the effect of loan modifications which increased the probability of default in the remeasurement process.

Excluding the Covered loans, the allowance for loan losses was 1.72% of total loans at September 30, 2012, representing 107% of nonperforming loans. The loan loss allowance was 2.00% at December 31, 2011 representing 91% of nonperforming loans and 2.30% at September 30, 2011 representing 89% of nonperforming loans. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Excluding the Covered loans, net charge-offs in the third quarter of 2012 were $3.1 million, representing an annualized rate of 0.64% of average loans, compared to net charge-offs of $4.7 million, an annualized rate of 1.01% of average loans, in the third quarter of 2011. Approximately 30% of the net charge-offs in the third quarter of 2012 were related to Construction and Land Development loans, 43% were related to Commercial & Industrial loans, 40% were related to Commercial Real Estate loans and there were 13% net recoveries in Residential Real Estate loans.

For the nine months ended September 30, 2012, excluding the Covered loans, net charge-offs were $6.6 million, compared to net charge-offs of $13.2 million for the same period in 2011. Approximately 31% of the net charge-offs for the nine months ended September 30, 2012 were related to Construction and Land Development loans, 31% were related to Commercial & Industrial, 45% were related to Commercial Real Estate loans and there were 7% net recoveries in Residential Real Estate loans.

As noted in the second quarter, the Company has adopted a more aggressive problem asset resolution strategy designed to reduce the level of problem assets on an accelerated basis. If successful, this strategy should result in lower levels of non performing and substandard assets by year end with net charge offs (excluding covered loans) for the fourth quarter totaling up to $8 million.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Allowance at beginning of period, for loans not covered under FDIC loss share	$36,304	$42,157	$37,989	$42,759
Loans charged off:
Commercial and industrial	(1,479)	(2,038)	(2,470)	(2,942)
Real estate:
Commercial	(1,264)	(217)	(3,042)	(1,511)
Construction and Land Development	(949)	(2,039)	(2,307)	(8,875)
Residential	(282)	(664)	(860)	(1,270)
Consumer and other	—	—	—	(5)
Total loans charged off	(3,974)	(4,958)	(8,679)	(14,603)
Recoveries of loans previously charged off:
Commercial and industrial	142	154	441	295
Real estate:
Commercial	15	21	52	573
Construction and Land Development	15	11	264	282
Residential	672	72	1,312	217
Consumer and other	—	25	2	59
Total recoveries of loans	844	283	2,071	1,426
Net loan chargeoffs	(3,130)	(4,675)	(6,608)	(13,177)
Provision for loan losses	1,048	5,400	2,841	13,300
Allowance at end of period, for loans not covered under FDIC loss share	$34,222	$42,882	$34,222	$42,882

Allowance at beginning of period, for loans covered under FDIC loss share	$1,889	$—	$1,635	$—
Loans charged off	(1,627)	(103)	(3,689)	(378)
Recoveries of loans	10	—	16	—
Other	(59)	—	(240)	—
Net loan chargeoffs	(1,676)	(103)	(3,913)	(378)
Provision for loan losses	10,889	2,672	13,380	2,947
Allowance at end of period, for loans covered under FDIC loss share	$11,102	$2,569	$11,102	$2,569

Total Allowance at end of period	$45,324	$45,451	$45,324	$45,451

Excludes loans covered under FDIC loss share
Average loans	$1,955,557	$1,838,491	$1,930,339	$1,800,115
Total portfolio loans	1,987,166	1,867,956	1,987,166	1,867,956
Net chargeoffs to average loans	0.64%	1.01%	0.46%	0.98%
Allowance for loan losses to loans	1.72	2.30	1.72	2.30

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	September 30,	September 30,
(in thousands)	2012	2011
Non-accrual loans	$27,346	$35,698
Loans past due 90 days or more and still accruing interest	—	—
Restructured loans	4,712	12,340
Total nonperforming loans	32,058	48,038
Foreclosed property (1)	12,549	21,370
Other bank owned assets	—	—
Total nonperforming assets (1)	$44,607	$69,408

Excludes assets covered under FDIC loss share
Total assets	$3,193,692	$3,348,784
Total portfolio loans	1,987,166	1,867,956
Total loans plus foreclosed property	1,999,715	1,889,326
Nonperforming loans to total loans	1.61%	2.57%
Nonperforming assets to total loans plus foreclosed property	2.23	3.67
Nonperforming assets to total assets (1)	1.40	2.07

Allowance for loan losses to nonperforming loans	107.00%	89.00%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude Covered loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Portfolio Loans covered under loss share for more information on these loans.

Nonperforming loans, including troubled debt restructurings of $4.7 million, were $32.1 million at September 30, 2012, a decrease from $41.6 million at December 31, 2011, and $48.0 million at September 30, 2011. The decline is due to principal pay downs and loans collateralized by real estate being placed into foreclosure. The nonperforming loans are comprised of approximately 38 relationships with the largest being a $5.0 million commercial real estate loan. Five relationships comprise 44% of the nonperforming loans. Approximately 48% were located in the St. Louis market, 51% of the nonperforming loans were located in the Kansas City market, and 1% were located in the Arizona market. At September 30, 2012, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 1.61% of Noncovered loans at September 30, 2012, versus 2.19% at December 31, 2011 and 2.57% at September 30, 2011.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Construction and Land Development	$10,095	$11,278	$12,109	$14,767
Commercial Real Estate	15,231	20,067	21,225	15,699
Residential Real Estate	3,883	4,543	4,631	5,522
Commercial & Industrial	2,849	4,667	9,219	5,634
Consumer & Other	—	—	—	—
Total	$32,058	$40,555	$47,184	$41,622

The following table summarizes the changes in nonperforming loans by quarter.

	2012				2011
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Year to date	Year to date
Nonperforming loans beginning of period	$40,555	$47,184	$41,622	$41,622	$46,357
Additions to nonaccrual loans	9,336	1,073	12,110	22,519	39,009
Additions to restructured loans	415	243	4,365	5,023	5,119
Chargeoffs	(3,974)	(1,971)	(2,734)	(8,679)	(14,593)
Other principal reductions	(9,786)	(4,612)	(3,608)	(18,006)	(13,820)
Moved to Other real estate	(4,488)	(1,059)	(3,816)	(9,363)	(10,105)
Moved to performing	—	(303)	—	(303)	(3,929)
Loans past due 90 days or more and still accruing interest	—	—	(755)	(755)	—
Nonperforming loans end of period	$32,058	$40,555	$47,184	$32,058	$48,038

Other real estate

Other real estate at September 30, 2012, was $31.4 million, compared to $53.7 million at December 31, 2011, and $72.6 million at September 30, 2011. Approximately 79% of the decrease from December 31, 2011 and September 30, 2011 is from Other real estate covered by FDIC shared-loss agreements. Approximately 60% of total Other real estate, or $18.8 million, is covered by FDIC shared-loss agreements.

The following table summarizes the changes in Other real estate.

	2012				2011
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Year to date	Year to date
Other real estate beginning of period	$37,275	$45,380	$53,688	$53,688	$36,208
Additions and expenses capitalized to prepare property for sale	4,488	2,109	3,816	10,413	10,105
Additions from FDIC assisted transactions	1,830	4,234	3,322	9,386	57,917
Writedowns in value	(620)	(1,012)	(2,052)	(3,684)	(6,361)
Sales	(11,614)	(13,436)	(13,394)	(38,444)	(25,306)
Other real estate end of period	$31,359	$37,275	$45,380	$31,359	$72,563

At September 30, 2012, Other real estate was comprised of 16% residential lots, 4% completed homes, and 80% commercial real estate. Of the total Other real estate, 54%, or 39 properties, are located in the Kansas City region, 19%, or 19 properties, are located in the St. Louis region and 27%, or 20 properties, are located in the Arizona region. All Arizona Other real estate properties and 25, or $10.4 million, of the Kansas City Other real estate are covered under FDIC loss share.

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the nine months ended September 30, 2012, the Company realized a net gain of $3.2 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Noninterest Income

Noninterest income decreased $894,000, or 10%, in the third quarter of 2012 compared to the third quarter of 2011. The decrease is primarily due to decreases in income related to sales of state tax credits and lower gains on the sale of investments.

For the nine months ended September 30, 2012, Noninterest income decreased $5.2 million, or 29%, from the same period in 2011. The decrease is primarily due to decreases in income related to changes in the FDIC Receivable and lower income related to the sale of state tax credits offset by increases in gains on the sale of other real estate and fee income from service charges.

•
Wealth Management revenue – For the three and nine months ended September 30, 2012, Wealth Management revenue from the Trust division decreased $7,000 and increased $352,000, or 7%, over the same periods in 2011, respectively. Assets under administration were $1.6 billion at September 30, 2012, a 14% increase from September 30, 2011, due to market value increases and additional accounts from new clients.

•
Service charges and other fee income – For the three and nine months ended September 30, 2012, service charges and other fee income increased $336,000 and $1.3 million, respectively, compared to the same period in 2011 due to an increase in service charges on business accounts, debit card and credit card income, and overdraft fees. The $1.3 million increase in these fees for the nine months ended September 30, 2012 is primarily due to the acquisition of FNB.

•
Sale of Other real estate – For the quarter ended September 30, 2012, we sold $11.6 million of Other real estate for a gain of $739,000 which included a gain of $705,000 from Other real estate not covered by loss share agreements and a gain of $34,000 from Other real estate covered by loss share agreements. Year-to-date through September 30, 2012, we have sold $38.4 million of Other real estate for a net gain of $3.2 million which included a gain of $1.2 million from Other real estate not covered by loss share agreements and a gain of $2.0 million from other real estate covered by loss share agreements. For the year-to-date period in 2011, we sold $25.3 million of Other real estate for a net gain of $1.0 million.

•
State tax credit brokerage activities – For the quarter ended September 30, 2012, the Company recorded a gain of $256,000 compared to a gain of $1.4 million in the third quarter of 2011. For the nine months ended September 30, 2012, the Company recorded a gain of $1.2 million compared to a gain of $2.5 million for the nine months ended September 30, 2011. The decrease in both periods is due to lower sales volume of client purchases of the state tax credits and lower net mark-to-market gains on those tax credits held at fair value. For more information on the fair value treatment of the state tax credits, see Note 8 – Fair Value Measurements.

•
Sale of investment securities – During the first nine months of 2012, the Company realized approximately $110.9 million of proceeds on the sale of investment securities, generating a net gain of $1.2 million.

•
Change in FDIC loss share receivable – Our four shared-loss agreements with the FDIC have provisions by which the FDIC is required to reimburse us for certain loan losses including up to 90 days of accrued but unpaid interest and direct expenses related to the resolution of assets incurring a loss. Generally, the agreements carry terms of five years from date of acquisition for non-single family or commercial assets and ten years from date of acquisition for single family assets. The shared loss agreements with the FDIC for the HNB and Legacy bank acquisitions contain 80% loss coverage during the term of the agreements while the Valley Capital agreement provides for 95% loss coverage through the remaining term of the agreement. The shared loss agreement relative to our FNB acquisition has three tranches of losses, each with a specified loss coverage percentage. Losses up to $112.6 million are reimbursed 80% by the FDIC. Losses from $112.6 million to $148.9 million will not be reimbursed, while losses in excess of $148.9 million revert to 80% loss share reimbursement.
Projections of future losses and the timing thereof are inherently uncertain, though we do not expect to move into the 2nd tranche of losses in the FNB agreement in the next twelve months. The fair value adjustments assigned to the related Covered loans at acquisition date encompassed anticipated losses, and as a result, the losses reported for loss sharing purposes do not correspond to income or losses reported in our financial statements. The Change in FDIC loss share receivable represents the accretion and other changes necessary to adjust the value of our FDIC loss share receivable to the estimated recoveries from the FDIC subject to the aforementioned contractual limitations of the loss sharing agreements.
Income related to changes in the FDIC loss share receivable increased $399,000 during the third quarter of 2012 compared to the same period in 2011. The increase in income related to the FDIC loss share receivable was primarily due to increases in the FDIC loss share receivable asset related to the impairment recorded in the third quarter of 2012. To correlate with the new higher projected loss amounts, the FDIC loss share receivable is increased. The increases in the FDIC loss share receivable were partially offset by reductions for loan pay offs in which the losses on the loans were less than expected along with lower loss expectations on certain loan pools. For the nine months ended September 30, 2012, the FDIC loss share receivable decreased $7.9 million primarily due to loan pay offs in which the losses on the loans were less than expected along with lower loss expectations on certain loan pools. Absent any changes based on the quarterly remeasurement process or accelerated cash flows, the Company anticipates negative accretion of $4.0 - $6.0 million in the fourth quarter of 2012.

Noninterest Expense

Noninterest expenses were $21.3 million in the third quarter of 2012, an increase of $3.0 million, or 16%, from the same quarter of 2011. The increase over the prior year period was primarily comprised of an increase of $2.1 million in salaries and benefits related to an increase in salary expense, the accrual of higher variable compensation expense and the long-term incentive plans. Other expenses increased $938,000 which included a $559,000 increase in legal and professional fees, $272,000 in marketing expenses and a $270,000 increase related to deferred compensation. These increases in expense were partially offset by a decrease in loan related legal expense and other real estate expenses of $389,000 primarily due to lower writedowns and other expenses incurred on other real estate.

For the nine months ended September 30, 2012, non interest expenses were $64.1 million, an increase of $9.8 million million or 18% from the nine months ended September 30, 2011. The increase over the prior year period was primarily comprised of a $6.7 million increase in salaries and benefits due to an increase in salary expense, the accrual of higher variable compensation expense and the long-term incentive plans. Other expenses increased $4.4 million, which included a $1.7 million increase in legal and professional fees, a $951,000 increase in amortization of intangible assets from the acquisition of FNB and $456,000 in marketing expenses. Loan legal and other real estate expense decreased $2.1 million due to decrease in writedowns and other expenses incurred on other real estate.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 47.0% for the quarter ended September 30, 2012 compared to 51.6% for the prior year period. Year-to-date through September 30, 2012 the Company's efficiency ratio was 55.8% compared to 55.2% for the same period in 2011.

The Company still expects noninterest expenses to be $20 to $22 million in the fourth quarter.

Income Taxes

For the quarter ended September 30, 2012, the Company’s income tax expense, which includes both federal and state taxes, was $4.2 million compared to $3.3 million for the same period in 2011. The combined federal and state effective income tax rates were 34.4% and 36.1% for the quarters ended September 30, 2012, and 2011, respectively.

For the nine months ended September 30, 2012, the Company’s income tax expense, which includes both federal and state taxes, was $11.7 million compared to a $9.6 million for the same period in 2011. The combined federal and state effective income tax rates were 33.9% and 34.6% for the nine months ended September 30, 2012 and 2011, respectively.

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal income taxes on its deferred tax asset of $18.0 million as of September 30, 2012 and $16.0 million as of December 31, 2011. Management believes it is more likely than not that the results of future operations will generate sufficient federal taxable income to realize the deferred federal tax assets. The Company had a state valuation allowance of $320,000 as of September 30, 2012, and as of December 31, 2011.

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Excluding any redemption of preferred stock, management believes our current level of cash at the holding company of approximately $15.3 million will be sufficient to meet all projected cash needs for at least the next year.

As of September 30, 2012, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2012, the Bank could borrow an additional $114.3 million from the FHLB of Des Moines under blanket loan pledges and has an additional $637.8 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $610.4 million of the securities available for sale at September 30, 2012, $271.8 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $338.6 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of September 30, 2012, the Bank had $36.1 million of reciprocal CDARS money market sweep balances and $5.5 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At September 30, 2012, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $767.9 million in unused commitments as of September 30, 2012. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of September 30, 2012, and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2012, and December 31, 2011.

In June 2012, U.S. banking regulators released a notice of proposed rulemaking that would revise and replace the agencies' current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. While the proposal has not yet been adopted in final form, it is generally expected that it will require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets.

Among other things, the proposal changes the treatment of certain assets for purposes of calculating regulatory capital and revises the regulatory minimums, establishes a required “capital conservation buffer” and adopts a more conservative calculation of risk-weighted assets. The proposal provides for the following heightened capital requirements (on a fully phased-in basis):

•	common equity Tier 1 capital to total risk-weighted assets of 7.0% (4.5% plus a capital conservation buffer of 2.5%);

•	Tier 1 capital to total risk-weighted assets of 8.5% (6% plus a capital conservation buffer of 2.5%);

•	total capital to total risk-weighted assets of 10.5% (8% plus a capital conservation buffer of 2.5%); and

•	Tier 1 capital to adjusted average total assets (leverage ratio) of 4%.

If adopted in the proposed form, these new regulations would have several effects on the Company and its capital needs. For instance, $82.6 million of capital from the issuance of trust preferred securities would be phased-out as a component of Tier 1 capital over a ten-year period commencing January 1, 2013 (although these securities would continue to qualify as Tier 2 capital). The proposal provides different phase-in periods of various requirements over a number of years, with full phase-in of most aspects currently expected by 2019. Until the proposals are finalized and the timing of implementation of the new rules is determined, we cannot predict with certainty how we will be affected.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Tier 1 capital to risk weighted assets	12.75%	12.40%
Total capital to risk weighted assets	14.12%	13.78%
Tier 1 common equity to risk weighted assets	7.91%	7.32%
Leverage ratio (Tier 1 capital to average tangible assets)	9.53%	8.26%
Tangible common equity to tangible assets	6.19%	4.99%
Tier 1 capital	$300,104	$276,275
Total risk-based capital	$332,216	$306,996

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	September 30, 2012	December 31, 2011
Total shareholders' equity	$267,516	$239,565
Less: Preferred stock	(33,914)	(33,293)
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(7,846)	(9,285)
Tangible common equity	$195,422	$166,653

Total assets	$3,193,692	$3,377,779
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(7,846)	(9,285)
Tangible assets	$3,155,512	$3,338,160

Tangible common equity to tangible assets	6.19%	4.99%

Tier 1 common equity ratio

(In thousands)	September 30, 2012	December 31, 2011
Total shareholders' equity	$267,516	$239,565
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(7,846)	(9,285)
Less: Unrealized gains	(9,388)	(3,602)
Plus: Qualifying trust preferred securities	80,100	79,874
Other	56	57
Tier 1 capital	$300,104	$276,275
Less: Preferred stock	(33,914)	(33,293)
Less: Qualifying trust preferred securities	(80,100)	(79,874)
Tier 1 common equity	$186,090	$163,108

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,353,251	2,227,958

Tier 1 common equity to risk weighted assets	7.91%	7.32%

While our regulatory capital ratios at the Bank are more than adequate, our capital plan targets a tangible common equity to tangible assets ratio of 7% or better by the end of 2014.  This capital plan contemplates 1) the redemption of all or part of the $35 million of preferred stock in the Company currently held by the U.S. Treasury through the Capital Purchase Program by the end of 2012 and 2) less focus on acquisition activities. The Company recently received regulatory approval to redeem all of the preferred stock and anticipates completing the redemption in the fourth quarter of 2012.

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

FASB ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" In December 2011, the FASB issued ASU 2011-11 which requires entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting or similar arrangement are required to disclose the following information separately for assets and liabilities in a tabular format:

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

FASB ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350)" In July 2012, the FASB issued ASU 2012-02 which allows an entity the option to first assess qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it’s “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after Sept. 15, 2012. Early adoption is permitted. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

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

Interest rate simulations for September 30, 2012, demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2012.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$159,367	$66,518	$46,282	$45,211	$125,820	$167,159	$610,357
Other investments	—	—	—	—	—	16,362	16,362
Interest-bearing deposits	57,681	—	—	—	—	—	57,681
Federal funds sold	30	—	—	—	—	—	30
Portfolio loans (1)	1,658,273	245,506	147,123	85,781	58,969	12,947	2,208,599
Loans held for sale	8,245	—	—	—	—	—	8,245
Total interest-earning assets	$1,883,596	$312,024	$193,405	$130,992	$184,789	$196,468	$2,901,274

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,316,670	$—	$—	$—	$—	$—	$1,316,670
Certificates of deposit	333,403	91,870	50,177	133,724	3,989	30	613,193
Subordinated debentures	56,807	28,274	—	—	—	—	85,081
Other borrowings	193,104	—	10,000	—	20,000	50,000	273,104
Total interest-bearing liabilities	$1,899,984	$120,144	$60,177	$133,724	$23,989	$50,030	$2,288,048

Interest-sensitivity GAP
GAP by period	$(16,388)	$191,880	$133,228	$(2,732)	$160,800	$146,438	$613,226
Cumulative GAP	$(16,388)	$175,492	$308,720	$305,988	$466,788	$613,226	$613,226
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.99	2.60	3.21	0.98	7.70	3.93	1.27
Cumulative GAP as of September 30, 2012	0.99	1.09	1.15	1.14	1.21	1.27	1.27

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2012. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012:

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
In one of the lawsuits, the plaintiffs allege that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent, breached its fiduciary duties and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Upon the Bank's motion, the Court dismissed the plaintiffs' claim that the Bank violated its fiduciary duties. Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, in excess of $44.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery is currently proceeding.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case, relating to BJD’s investment in the Distinctive Notes.
Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court has now granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway.

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

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2011, as amended in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, for information regarding risk factors.

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at September 30, 2012 and December 31, 2011; (ii) Consolidated Statement of Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 5, 2012.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer