Form 10-K
period 2012-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2013-03-15
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2012.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
(Other than a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $182,393,876 based on the closing price of the common stock of $10.96 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) as reported by the NASDAQ Global Select Market.

As of March 1, 2013, the Registrant had 18,038,212 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2012.

ENTERPRISE FINANCIAL SERVICES CORP
2012 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under in Item 1A: “Risk Factors,” all of which could cause the Company's actual results to differ from those set forth in the forward-looking statements.
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

•
Home National Bank (“Home National”) - On July 9, 2010, the Bank acquired approximately $256.0 million in Arizona-originated assets from the FDIC in connection with the failure of Home National, an Oklahoma bank with operations in Arizona. Under the terms of the loan sale agreement, the Bank acquired the loans originated and other real estate of Home National. The Bank did not assume any deposits or acquire any branches or other assets of Home National in the transaction. The FDIC will reimburse the Bank for 80% of all losses on Covered Assets.

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

On October 21, 2011, the Bank purchased certain assets and assumed certain deposit liabilities from BankLiberty of Liberty, Missouri. The Bank assumed $43.0 million in deposits associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri. The deposits consisted of $2.6 million in demand deposits, $21.9 million in money market and other interest bearing deposits, and $18.5 million in certificates of deposit. The Bank also paid a deposit premium of $323,000 on these deposits and purchased $150,000 of personal property in the branch. The Bank executed a sublease on approximately 6,556 square feet at the above address. Enterprise currently operates the location as a full-service branch of the Bank.

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

2012 TARP Repayment
On November 7, 2012, the Company repurchased from the United States Department of the Treasury (the “Treasury”) all 35,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred”) pursuant to a letter agreement with the Treasury of that date (the “Repurchase Agreement”). The Company paid an aggregate purchase price of approximately $35.4 million to the Treasury, which included a $1,000 per share liquidation amount and approximately $399,000 for accrued and unpaid dividends. The Company originally sold the Series A Preferred to the Treasury on December 19, 2008 pursuant to the Treasury's Capital Purchase Program.

Available Information
Our website is www.enterprisebank.com. Various reports provided to the SEC, including our annual reports, quarterly reports, current reports and proxy statements are available free of charge on our website. These reports are made available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our filings with the SEC are also available on the SEC's website at http://www.sec.gov.

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

The wealth management segment includes the Company's trust operations and Federal and Missouri State tax credit brokerage activities. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”) provides financial planning, estate planning, investment management and trust services to businesses, individuals, institutions, retirement plans and non-profit organizations. Tax credit brokerage activities consist of the acquisition of Missouri State tax credits and sale of these tax credits to clients. See Item 8. Note 21 - Segment Reporting for more information about our segments.

Key components of our strategy include a focused and relationship-oriented distribution and sales approach, emphasis on growing fee income and niche businesses, prudent credit and interest rate risk management, advanced technology and controlled expense growth.

Building long-term client relationships - Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of business owners, professionals, and associated relationships. Those relationships are maintained, cultivated and expanded over time by banking officers and wealth advisors who generally are highly experienced. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), the Federal Reserve, and by issuing brokered certificates of deposits, priced at or below alternative cost of funds.

Growing fee income business - Enterprise Trust offers a wide range of fiduciary, investment management and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy. The Bank also operates treasury management, mortgage and international banking divisions that generate fee income.

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

•
Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of Federal and Missouri State Low Income housing tax credits. The Company also brokers State Low Income credits from its inventory to its Bank and Wealth Management clients. In addition, we provide leveraged and other loans on projects funded through the Department of the Treasury CDFI New Markets Tax Credit program. In 2011, we were selected as one of 99 total allocatees, and one of only 18 banks, for New Markets Tax Credits. In this capacity, we were responsible for allocating $35 million of New Markets Tax Credits to clients and projects. We currently have an application in process for an additional allocation of New Markets Tax Credits.

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

Capitalizing on technology - We view our technological capabilities to be a competitive advantage. Our systems provide Internet banking, expanded treasury management products, check and document imaging and remote deposit capture systems. Other services currently offered by the Bank include controlled disbursements, repurchase agreements and sweep investment accounts. Our treasury management suite of products blends advanced technology and personal service, often creating a competitive advantage over larger, nationwide banks. Technology is also extensively utilized in internal systems, operational support functions to improve customer service, and management reporting and analysis.

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

St. Louis - We have six Enterprise banking facilities in the St. Louis metropolitan area. The St. Louis market enjoys a stable, diverse economic base and is ranked the 19th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and more than 50,000 households with investable assets of $1.0 million or more.

Kansas City - We have eleven banking facilities in the Kansas City market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and more than 40,000 households with investable assets of $1.0 million or more. It is the 29th largest metropolitan area in the U.S.

Phoenix - As described above, since December 2009, we have completed four FDIC-assisted transactions in the Phoenix market. At December 31, 2012, we had four full service branches in the Phoenix metropolitan area. The Company has announced its intention to close one branch in the Phoenix market in March 2013.

We believe the Phoenix market offers substantial long-term growth opportunities for the Company. The underlying demographic and geographic factors that propelled Phoenix into one of the fastest growing and most dynamic markets in the country still exist, and we believe these factors should drive continued growth in that market long after the current real estate slump is over. Today, Phoenix is the nation's 14th largest metropolitan area, and has more than 90,000 privately held businesses and more than 80,000 households with investable assets over $1.0 million each.

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

Dividend Restrictions: Under Federal Reserve Board policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization's expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve Board policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

Bank Subsidiary
At December 31, 2012, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

The Bank is subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, low income housing projects, and furniture and fixtures. The Bank is subject to periodic examination by the FDIC and Missouri Division of Finance.

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
The following provisions have been implemented since the passage of the Dodd-Frank Act:

•
The Consumer Financial Protection Bureau (the “CFPB”) centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws. Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the

Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

•
Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•	Made permanent the $250,000 limit for federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. As a result, the Bank prepaid $11.5 million in December 2009. Approximately $2.6 million, $3.2 million and $3.5 million of this prepayment was expensed in 2012, 2011 and 2010, respectively.

Capital Adequacy
In December 2010, the Basel Committee on Banking Supervision ("the Basel Committee") presented to the public the Basel III rules text, which proposes new global regulatory standards on bank capital adequacy and liquidity. The Basel Committee continued to refine Basel III during 2011 and seeks to strengthen global capital and liquidity rules with the goal of promoting a more resilient banking sector. The framework set out tougher capital requirements, the introduction of a new leverage ratio calculation, higher requirements for minimum capital ratios, and higher risk-weightings for assets, as they relate to capital calculations.

In addition, the Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.

On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on increased regulatory capital requirements, implementing changes required by the Dodd-Frank Act and portions of the Basel III regulatory capital reforms. In September 2012, the federal banking regulatory agencies announced that final rules implementing the Basel III reforms would be delayed. At present, final rules have not been adopted and no implementation dates have been announced.

We are still analyzing the proposed capital regulations and the effect they would have on us and our business. Notably, the new capital regulations proposed in June 2012 are more strict in their treatment of trust preferred securities than required by the Dodd-Frank Act. The Dodd-Frank Act does not require phasing out trust preferred securities issued before May 19, 2010 from Tier 1 capital status for bank holding companies with total assets less than $15 billion. However, the proposed new capital requirements would phase out Tier 1 capital treatment of trust preferred securities over 10 years beginning in 2013 with full phase out occurring on January 1, 2022.

Employees
At December 31, 2012, we had approximately 450 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is sufficient to reserve for estimated loan losses and risks inherent in the loan portfolio. We continue to monitor the adequacy of our loan loss allowance and may need to increase it if economic conditions deteriorate. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses (i.e., if the loan allowance is inadequate), we may need additional loan loss provisions to increase the allowance for loan losses. Additional provisions to increase the allowance for loan losses, should they become necessary, would result in a decrease in net income and a reduction in capital, and may have a material adverse effect on our financial condition and results of operations.

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
A significant portion of our portfolio is secured by real estate and thus we face a high degree of risk from a downturn in our real estate markets. If real estate values would decline further in our markets, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans for which the primary reliance for repayment is on the real estate collateral by foreclosing and selling that real estate would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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
We are from time to time involved in various lawsuits and legal proceedings. As discussed in “Legal Proceedings” in Part I, Item 3 of this Form 10-K, the Bank, along with other co-defendants, including a former President and Chief Executive Officer of the Bank's trust division, has been named as a defendant in two lawsuits filed by clients, or purported clients, of the Bank's trust division who invested in promissory notes issued by Distinctive Properties (UK) Limited, a company involved in the purchase and development of real estate in the United Kingdom. In one of the lawsuits, the plaintiffs allege that the investments in the notes were part of a multi-million dollar Ponzi scheme. The Company has also been named as a defendant in a lawsuit by a stockholder in a purported class action claim arising from the restatement of our 2010 and 2011 financial statements. While we cannot with certainty determine the potential outcome of this or any other pending or threatened litigation against the Company or the Bank, litigation-related costs and any legal liability as a result of an adverse determination with respect to one or more of these legal proceedings could have a material adverse effect on our business, cash flows, financial position and results of operations and could cause us significant reputational harm, including without limitation as a result of negative publicity the Company may face even if it prevails in such legal proceedings, which could adversely affect our business prospects.

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
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2012, the Company did not carry a valuation allowance against its deferred tax asset balance of $21.8 million. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.

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
Over the past several years, the FDIC has adopted several rules which have resulted in a number of changes to the FDIC assessments, including modification of the assessment system and a special assessment. It is possible that the FDIC may impose additional special assessments in the future or further increase our annual assessment, which could adversely affect our earnings.

We may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different institutions and counterparties, and we execute transactions with various counterparties in the financial industry, including federal home loan banks, commercial banks, brokers and dealers, investment banks and other institutional clients. Defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market-wide liquidity problems in prior years and could lead to losses or defaults by us or by other institutions. Any such losses could materially and adversely affect our results of operations.

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
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense, and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee's skills, knowledge of our market, and years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We may need to raise additional capital in the future, and such capital may not be available to us or may only be available on unfavorable terms.
We may need to raise additional capital in the future in order to support any additional provisions for loan losses and loan charge-offs, to maintain our capital ratios, or for other reasons. The condition of the financial markets may be such that we may not be able to obtain additional capital, or the additional capital may only be available on terms that are not attractive to us.

Recently enacted financial reform legislation and rules promulgated thereunder may adversely affect us.
The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Consumer Financial Protection Bureau (the “CFPB”), and will require the CFPB and other federal agencies to implement many new rules.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company's currently outstanding trust preferred securities will be grandfathered, subject to the potential changes from Basel III reforms.

The CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices.

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
As previously disclosed, on June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on increased regulatory capital requirements, implementing changes required by the Dodd-Frank Act and portions of the Basel III regulatory capital reforms.

While the regulations may change before adoption in their final form, the proposed capital requirements for bank holding companies may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock and/or require other changes to our strategic plans. While these proposed rules have not become final and the proposed implementation dates have been delayed indefinitely, we are analyzing the proposed capital regulations and the effect they would have on us and our business.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and adversely impact our earnings.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our Internet banking system, treasury management products, check and document imaging, remote deposit capture systems, ,general ledger, and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed.  While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve.  We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems.  Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

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
The Company depends on payments from the Bank, including dividends, management fees and payments under tax sharing agreements, for substantially all of the Company's revenue. Federal and state regulations limit the amount of dividends and the amount of payments that the Bank may make to the Company under tax sharing agreements. In certain circumstances, the Missouri Division of Finance, FDIC, or Federal Reserve could restrict or prohibit the Bank from distributing dividends or making other payments to us. In the event that the Bank was restricted from paying dividends to the Company or making payments under the tax sharing agreement, the Company may not be able to service its debt, pay its other obligations or pay dividends on its common stock. If we are unable or determine not to pay dividends on our outstanding equity securities, the market price of such securities could be materially adversely affected.

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

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including the common stock. In the event that our existing or future financing agreements restrict our ability to pay dividends in cash on the common stock, we may be unable to pay dividends in cash on the common stock unless we can refinance amounts outstanding under those agreements. In addition, if we are unable or determine not to pay interest on our subordinated debentures, the market price of our common stock could be materially or adversely affected.

Anti-takeover provisions could negatively impact our stockholders.
Provisions of Delaware law and of our certificate of incorporation, as amended, and bylaws, as well as various provisions of federal and Missouri state law applicable to bank and bank holding companies, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation, as amended, authorizes our board of directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal. In the event of a proposed merger, tender offer or other attempt to gain control of the Company, our board of directors would have the ability to readily issue available shares of preferred stock as a method of discouraging, delaying or preventing a change in control of the Company. Such issuance could occur whether or not our stockholders favorably view the merger, tender offer or other attempt to gain control of the Company. These and other provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interests of our stockholders. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B: UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2012, we had six banking locations and a support center in the St. Louis metropolitan area, eleven banking facilities in the Kansas City metropolitan area, and four banking locations in the Phoenix metropolitan area. We own four of the facilities and lease the remainder. Most of the leases expire between 2013 and 2022 and include one or more renewal options of 5 years. One lease expires in 2028. All the leases are classified as operating leases. We believe all our properties are in good condition.

Wealth management facilities
Our Wealth Management operations are headquartered in approximately 11,000 square feet of commercial condominium space in Clayton, Missouri, located approximately two blocks from our executive offices. Enterprise Trust also has offices in one of our banking locations in Kansas City. Expenses related to the space used by Enterprise Trust are allocated to the Wealth Management segment.

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

Distinctive Notes
The Bank, along with other co-defendants has been named as a defendant in two lawsuits filed by persons alleging to be clients of the Bank’s Trust division who invested in promissory notes (the "Distinctive Notes") issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom. The Company is unable to estimate a reasonably possible loss for the cases described below because there are significant factual issues to be determined and resolved in each case. The Company denies plaintiffs’ allegations and is vigorously defending the lawsuits.

Rosemann, et al. v. Martin Sigillito, et al.
In one of the lawsuits filed in United States District Court for the Eastern District of Missouri, the plaintiffs allege that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, in excess of $44.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

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

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case filed in Circuit Court of St. Louis County, relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court has now granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. On October 10, 2012, plaintiff filed an amended complaint. The Company moved to dismiss the complaint on December 11, 2012 and the plaintiff recently filed their response to the Company's motion. The Company is unable to estimate a reasonably possible loss for the case because the proceeding is in an early stage and there are significant factual issues to be determined and resolved. The Company denies plaintiffs’ allegations and is vigorously defending the lawsuit.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC”. Below are the dividends declared by quarter along with what the Company believes are the high and low sales prices for the common stock. There may have been other transactions at prices not known to the Company. As of March 1, 2013, the Company had 530 common stock shareholders of record and a market price of $13.98 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2012				2011
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$13.07	$13.60	$10.96	$11.74	$14.80	$13.59	$13.53	$14.07
High	14.22	14.41	12.49	15.60	16.45	15.25	15.00	14.10
Low	12.17	10.83	9.94	11.13	12.51	12.21	12.34	10.52
Cash dividends paid on common shares	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Prior to the repurchase in November 2012, holders of our Series A Preferred Stock originally issued to the U.S. Treasury on December 19, 2008, were entitled to cumulative dividends of 5% per annum. Dividends on the Series A Preferred Stock were payable at the rate of $1.8 million per annum. Dividends on the Series A Preferred Stock were prior to and in preference to any dividends payable on our common stock. Pursuant to the terms of the purchase agreement with the U.S. Treasury under the Capital Purchase Program, the Company could not pay dividends on our common stock unless the Company had fully paid all required dividends on the Series A Preferred Stock. The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock. In addition, the Company currently plans to retain most of its earnings to strengthen its capital position.

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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2007 through December 31, 2012. The graph compares the Company's common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2007 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2007	2008	2009	2010	2011	2012
Enterprise Financial Services Corp	100.00	64.77	33.52	46.49	66.83	60.06
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

*Source: SNL Financial L.C.  Used with permission.  All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2012. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
EARNINGS SUMMARY:
Interest income	$165,464	$142,840	$116,394	$118,486	$127,021
Interest expense	23,167	30,155	32,411	48,845	60,338
Net interest income	142,297	112,685	83,983	69,641	66,683
Provision for loan losses not covered under FDIC loss share	8,757	13,300	33,735	40,412	26,510
Provision for loan losses covered under FDIC loss share	14,033	2,803	—	—	—
Noninterest income	9,084	18,508	18,360	19,877	20,341
Noninterest expense	86,677	77,718	62,212	98,427	48,776
Income (loss) from continuing operations	41,914	37,372	6,396	(49,321)	11,738
Income tax expense (benefit) from continuing operations	13,618	11,949	823	(2,650)	3,672
Net income (loss) from continuing operations	28,296	25,423	5,573	(46,671)	8,066
Net income (loss)	$28,296	$25,423	$5,573	$(47,955)	$1,848

PER SHARE DATA:
Basic earnings (loss) per common share:
From continuing operations	$1.41	$1.37	$0.21	$(3.82)	$0.63
Total	1.41	1.37	0.21	(3.92)	0.14
Diluted earnings (loss) per common share:
From continuing operations	1.37	1.34	0.21	(3.82)	0.63
Total	1.37	1.34	0.21	(3.92)	0.14
Cash dividends paid on common shares	0.21	0.21	0.21	0.21	0.21
Book value per common share	13.09	11.61	9.89	10.25	14.33
Tangible book value per common share	10.99	9.38	9.67	9.97	10.27

BALANCE SHEET DATA:
Ending balances:
Portfolio loans not covered under FDIC loss share	2,106,039	1,897,074	1,766,351	1,818,481	2,201,457
Portfolio loans covered under FDIC loss share, net of the allowance for loan losses	189,571	298,975	121,570	13,644	—
Allowance for loan losses (2)	34,330	37,989	42,759	42,995	33,808
Goodwill (1)	30,334	30,334	2,064	2,064	48,512
Intangibles, net	7,406	9,285	1,223	1,643	3,504
Assets	3,325,786	3,377,779	2,800,199	2,365,655	2,493,767
Deposits	2,658,851	2,791,353	2,297,721	1,941,416	1,792,784
Subordinated debentures	85,081	85,081	85,081	85,081	85,081
Borrowings	325,070	256,545	226,633	167,438	392,926
Shareholders' equity	235,745	239,565	179,801	163,912	214,572
Average balances:
Loans not covered under FDIC loss share	1,953,427	1,819,536	1,782,023	2,097,028	2,001,073
Loans covered under FDIC loss share	243,359	232,363	71,152	1,244	—
Earning assets	2,909,532	2,766,240	2,260,858	2,334,697	2,125,581
Assets	3,230,928	3,096,147	2,454,023	2,462,237	2,298,882
Interest-bearing liabilities	2,340,612	2,377,044	1,957,390	2,025,339	1,883,904
Shareholders' equity	252,464	213,650	178,631	177,374	182,175

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
EARNINGS SUMMARY:
SELECTED RATIOS:
Return on average common equity	11.21%	12.67%	2.12%	(34.51)%	0.98%
Return on average assets	0.78	0.74	0.13	(2.05)	0.08
Efficiency ratio	57.26	59.24	60.79	109.95	56.05
Average common equity to average assets	6.93	5.84	5.97	5.92	7.89
Yield on average interest-earning assets	5.74	5.21	5.19	5.15	6.04
Cost of interest-bearing liabilities	0.99	1.27	1.66	2.41	3.20
Net interest rate spread	4.75	3.94	3.53	2.74	2.84
Net interest rate margin	4.94	4.12	3.76	3.06	3.20
Nonperforming loans to total loans (2)	1.84	2.19	2.62	2.12	1.61
Nonperforming assets to total assets (2)	1.44	1.74	2.59	2.60	1.98
Net chargeoffs to average loans (2)	0.64	0.99	1.91	1.42	0.76
Allowance for loan losses to total loans (2)	1.63	2.00	2.42	2.36	1.54
Dividend payout ratio - basic	13.28	14.07	56.00	(5.62)	144.02

(1) Includes the impact of the $45.4 million goodwill impairment charge in the Company's Banking operating unit.
(2) Amounts and ratios exclude Covered Assets under FDIC loss share agreements, except for their inclusion in total assets.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2012. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

Executive Summary
This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document.

2012 Operating Results
For 2012, we reported net income of $28.3 million compared to net income of $25.4 million in 2011. After deducting preferred stock dividends, net income available to common shareholders was $25.1 million, or $1.37 per diluted share, compared to net income available to common shareholders of $22.9 million, or $1.34 per diluted share in 2011.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 8, Note 21 - Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.3 billion at December 31, 2012, including $201.1 million of loans covered under FDIC shared loss agreements ("Covered loans"). Portfolio loans excluding Covered loans ("Noncovered loans") increased $209.0 million , or 11%, from December 31, 2011. Commercial & industrial loans increased $199.7 million, or 26% , Consumer loans increased $5.9 million or 53%, Construction and Residential real estate decreased $13.3 million or 5%, and Commercial Real Estate decreased $17.8 million or 2%.

Covered loans decreased $99.5 million, or 33%, in 2012, due to loans that paid off and principal paydowns. Based on the most recent remeasurement of expected cash flows, the Company expects the average balance of Covered loans to be approximately $163 million, $118 million, and $60 million in 2013, 2014, and 2015, respectively.
See Note 6 – Portfolio Loans not covered by loss share and Note 7 – Portfolio Loans covered by loss share for more information.

	December 31,
(in thousands)	2012		2011
Commercial and industrial	962,884	42%	763,202	35%
Commercial real estate - Investor Owned	486,467	21%	477,154	22%
Commercial real estate - Owner Occupied	333,242	14%	334,416	15%
Construction and land development	160,911	7%	140,147	6%
Residential real estate	145,558	6%	171,034	8%
Consumer & other	16,977	1%	11,121	1%
Portfolio loans covered under FDIC loss share	201,118	9%	300,610	13%
Total loan portfolio	2,307,157	100%	2,197,684	100%

•
Deposits – Total deposits at December 31, 2012 were $2.7 billion, a decrease of $132.5 million, or 5%, from December 31, 2011 as the Company is forcing a decline in certificates of deposit through lower cost pricing.

Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, decreased $100.4 million, or 4%, for 2012 as compared to 2011. Interest bearing transaction accounts decreased $3.4 million, or less than 1%, non CDARS certificates of deposit decreased $196.0 million , or 29%, while noninterest bearing demand deposit accounts increased $101.3 million or 17%. Core deposits represented 96% of total deposits at December 31, 2012, compared to 95% at December 31, 2011.
Reciprocal CDARS certificates were $5.4 million at December 31, 2012 compared to $14.5 million at December 31, 2011. Brokered certificates of deposit were $94.5 million at December 31, 2012 compared to $126.6 million at December 31, 2011.

•
Asset quality – Nonperforming loans, including troubled debt restructurings were $38.7 million at December 31, 2012, compared to $41.6 million at December 31, 2011. Nonperforming loans represented 1.84% of total loans excluding Covered loans at December 31, 2012 versus 2.19% at December 31, 2011. Excluding non-accrual loans and Covered loans, portfolio loans that were 30-89 days delinquent at December 31, 2012 remained at very low levels, representing 0.10% of the portfolio compared to 0.36% at December 31, 2011.

Provision for loan losses not covered under FDIC loss share was $8.8 million in 2012, compared to $13.3 million in 2011. The decrease in the provision for loan losses in 2012 was due to lower levels of loan risk rating downgrades, and less movement of loans to non-performing assets in 2012 as compared to 2011. See Note 6 – Portfolio Loans Not Covered by Loss Share and Provision for Loan Losses and Allowance for Loan Losses in this section for more information.

•	Interest rate margin – The net interest rate margin (fully tax equivalent) was 4.94% for 2012, compared to 4.12% for 2011. See Net Interest Income in this section for more information.

•
Covered loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets for the most recent 3 fiscal years. This presentation excludes the cost of funding the related assets and the operating expenses to service the assets.

	For the Years ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Accretion income	$29,673	$18,494	$6,597
Accelerated cash flows	25,230	14,294	4,097
Other	758	138	230
Total interest income	55,661	32,926	10,924
Provision for loan losses	(14,033)	(2,803)	—
Gain on sale of other real estate	2,081	992	184
Change in FDIC loss share receivable	(14,869)	(3,494)	99
Change in FDIC clawback liability	(575)	—	—
Pre-tax net revenue	$28,265	$27,621	$11,207

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $7.3 million in 2012, an increase of $459,000, or 7% over 2011. See Noninterest Income in this section for more information.

RESULTS OF CONTINUING OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2012 and 2011
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

Net interest income (on a tax equivalent basis) was $143.8 million for 2012 compared to $114.0 million for 2011, an increase of $29.8 million, or 26%. Total interest income increased $22.8 million and total interest expense decreased $7.0 million.

Average interest-earning assets increased $143.3 million, or 5%, to $2.9 billion for the year ended December 31, 2012 from $2.8 billion for the year ended December 31, 2011. Average loans increased $144.9 million, or 7%, to $2.2 billion for the year ended December 31, 2012 from $2.1 billion for the year ended December 31, 2011. Average securities and short-term investments remained relatively flat decreasing only $1.6 million, to $712.7 million from 2011 as core deposit growth was consistent with loan demand. Interest income on earning assets increased $10.9 million due to higher volumes and $11.9 million due primarily to higher yields on covered loans during 2012 for a total increase of $22.8 million in interest income from 2011.

For the year ended December 31, 2012, average interest-bearing liabilities decreased $36.4 million, or 2%, to $2.3 billion compared to $2.4 billion for the year ended December 31, 2011. The decrease in average interest-bearing liabilities resulted from a $54.5 million decrease in average interest-bearing deposits. This decrease resulted from a decrease of $171.8 million in certificates of deposits, which was partially offset by a $72.4 million increase in average money market accounts and savings accounts, and an increase of $44.9 million in interest-bearing transaction accounts. The significant decrease in certificates of deposits was due to an initiative by the Company to lower its cost of funds. For the year ended December 31, 2012, interest expense on interest-bearing liabilities decreased $5.4 million due to declining rates and $1.6 million due to the impact of lower volumes, for a total decrease of $7.0 million versus the same period in 2011.

For the year ended December 31, 2012, the tax-equivalent net interest rate margin was 4.94%, compared to 4.12% in the same period of 2011. The increase in the margin was primarily due to better earning asset mix and lower funding costs.

Comparison of 2011 and 2010
Net interest income (on a tax-equivalent basis) increased $29.0 million, or 34%, from $85.0 million for 2010 to $114.0 million for 2011. Total interest income increased $26.7 million while total interest expense decreased $2.3 million.

Average interest-earning assets were $2.8 billion in 2011, an increase of $505.4 million, or 22%, from 2010. Loans increased by $198.7 million, or 11%, to $2.1 billion. Securities and short-term investments increased $306.7 million, or 75% to $714.3 million from 2010. Interest income increased $30.9 million due to volume and decreased by $4.2 million due to the impact of rates, for a net increase of $26.7 million versus 2010.

Average interest-bearing liabilities increased $419.7 million, or 21%, to $2.4 billion compared to $2.0 billion for 2010. The increase in interest-bearing liabilities primarily resulted from a $397.8 million increase in interest-bearing deposits. For 2011, interest expense on interest-bearing liabilities increased $4.3 million due to volume while the impact of declining rates decreased interest expense on interest-bearing liabilities by $6.5 million, for a net decrease of $2.3 million versus 2010. See Liquidity and Capital Resources in this section for more information.

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

	For the years ended December 31,
	2012			2011			2010
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$1,918,567	$96,694	5.04%	$1,786,601	$95,520	5.35%	$1,751,459	$95,798	5.47%
Tax-exempt loans (2)	34,860	2,580	7.40	32,935	2,542	7.72	30,564	2,621	8.58
Covered loans (3)	243,359	55,661	22.87	232,363	32,926	14.17	71,152	10,924	15.35
Total loans	2,196,786	154,935	7.05	2,051,899	130,988	6.38	1,853,175	109,343	5.90
Taxable investments in debt and equity securities	568,264	10,192	1.79	473,620	11,510	2.43	276,493	7,458	2.70
Non-taxable investments in debt and equity securities (2)	34,432	1,577	4.58	22,434	1,086	4.84	5,132	245	4.77
Short-term investments	110,050	257	0.23	218,287	562	0.26	126,058	380	0.30
Total securities and short-term investments	712,746	12,026	1.69	714,341	13,158	1.84	407,683	8,083	1.98
Total interest-earning assets	2,909,532	166,961	5.74	2,766,240	144,146	5.21	2,260,858	117,426	5.19
Noninterest-earning assets:
Cash and due from banks	16,311			15,801			11,800
Other assets	345,325			357,993			227,038
Allowance for loan losses	(40,240)			(43,887)			(45,673)
Total assets	$3,230,928			$3,096,147			$2,454,023

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$257,193	$721	0.28%	$212,257	$811	0.38%	$190,275	$847	0.45%
Money market accounts	1,026,444	4,679	0.46	997,415	7,987	0.80	701,360	6,245	0.89
Savings	70,470	275	0.39	27,106	112	0.41	10,022	35	0.35
Certificates of deposit	675,224	9,731	1.44	847,057	12,748	1.50	784,369	15,740	2.01
Total interest-bearing deposits	2,029,331	15,406	0.76	2,083,835	21,658	1.04	1,686,026	22,867	1.36
Subordinated debentures	85,081	4,082	4.80	85,081	4,515	5.31	85,081	4,954	5.82
Borrowed funds	226,200	3,679	1.63	208,128	3,982	1.91	186,283	4,590	2.46
Total interest-bearing liabilities	2,340,612	23,167	0.99	2,377,044	30,155	1.27	1,957,390	32,411	1.66
Noninterest bearing liabilities:
Demand deposits	627,197			494,609			305,887
Other liabilities	10,655			10,844			12,115
Total liabilities	2,978,464			2,882,497			2,275,392
Shareholders' equity	252,464			213,650			178,631
Total liabilities & shareholders' equity	$3,230,928			$3,096,147			$2,454,023
Net interest income		$143,794			$113,991			$85,015
Net interest spread			4.75%			3.94%			3.53%
Net interest rate margin (4)			4.94			4.12			3.76

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.5 million, $1.0 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 36% tax rate. The tax-equivalent adjustments were $1.5 million, $1.3 million, and $1.0 million for the years ended December 31, 2012, 2011, and 2010 respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$6,828	$(5,654)	$1,174	$1,902	$(2,180)	$(278)
Tax-exempt loans (3)	145	(107)	38	194	(273)	(79)
Covered loans	1,626	21,109	22,735	22,907	(905)	22,002
Taxable investments in debt and equity securities	2,039	(3,357)	(1,318)	4,855	(803)	4,052
Non-taxable investments in debt and equity securities (3)	553	(62)	491	838	3	841
Short-term investments	(257)	(48)	(305)	244	(62)	182
Total interest-earning assets	$10,934	$11,881	$22,815	$30,940	$(4,220)	$26,720

Interest paid on:
Interest-bearing transaction accounts	$152	$(242)	$(90)	$92	$(128)	$(36)
Money market accounts	226	(3,534)	(3,308)	2,422	(680)	1,742
Savings	169	(6)	163	70	7	77
Certificates of deposit	(2,495)	(522)	(3,017)	1,182	(4,174)	(2,992)
Subordinated debentures	—	(433)	(433)	—	(439)	(439)
Borrowed funds	327	(630)	(303)	497	(1,105)	(608)
Total interest-bearing liabilities	(1,621)	(5,367)	(6,988)	4,263	(6,519)	(2,256)
Net interest income	$12,555	$17,248	$29,803	$26,677	$2,299	$28,976

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 36% tax rate.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.
The provision for loan losses not covered under FDIC loss share was $8.8 million for 2012 compared to $13.3 million for 2011 and $33.7 million for 2010. The lower loan loss provision for 2012 compared to 2011 and 2011 as compared to 2010 was due to lower levels of loan risk rating downgrades, and lower additions to non-performing loans during the year.

For Covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in an increase in expected losses, impairment is recorded through provision for loan losses. As a result of this impairment, the FDIC loss share receivable is increased to reflect anticipated future cash to be received from the FDIC. The amount of the increase is determined based on the specific loss share agreement, but is generally 80% of the losses. Changes in the FDIC loss share receivable are recorded in noninterest income. The provision for loan losses on Covered loans was $14.0 million for 2012 compared to $2.8 million in 2011.

See the sections below captioned Loans and Allowance for Loan Losses for more information on our loan portfolio and asset quality.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,
(in thousands)	2012	2011	2010	Change 2012 over 2011	Change 2011 over 2010
Wealth Management revenue	$7,300	$6,841	$6,414	$459	$427
Service charges on deposit accounts	5,664	5,091	4,739	573	352
Other service charges and fee income	2,504	1,679	1,128	825	551
Sale of other real estate	2,225	862	79	1,363	783
State tax credit activity, net	2,207	3,645	2,250	(1,438)	1,395
Sale of securities	1,156	1,450	1,987	(294)	(537)
Change in FDIC loss share receivable	(14,869)	(3,494)	99	(11,375)	(3,593)
Miscellaneous income	2,897	2,434	1,664	463	770
Total noninterest income	$9,084	$18,508	$18,360	$(9,424)	$148

Comparison of 2012 and 2011
Noninterest income decreased $9.4 million, or 51%, in 2012 compared to 2011. The decrease is primarily due to decreases in income related to changes in the FDIC loss share receivable partially offset by increased amounts across most other noninterest income accounts.

•
Wealth Management revenue – For the year ended December 31, 2012, Wealth Management revenue from the Trust division increased $459,000, or 7%, compared to 2011. The increase in Wealth Management revenue was primarily due to increased investment advisory revenue. Assets under administration were $1.8 billion at December 31, 2012, a 13% increase from December 31, 2011 due to market value increases and additional accounts from new and existing clients.

•
Service charges and other fee income – For the year ended December 31, 2012, service charges and other fee income increased $1.4 million compared to 2011 due to an increase in service charges on business accounts, debit card and credit card income, and overdraft fees, primarily due to the acquisition of FNBO.

•
Sale of other real estate – For the year ended December 31, 2012, we sold $48.8 million of other real estate for a gain of $2.2 million which included a gain of $144,000 from other real estate not covered by loss share agreements and a gain of $2.1 million from other real estate covered by loss share agreements. In 2011, we sold $13.1 million of other real estate for a net gain of $862,000.

•
State tax credit activity, net – For the year ended December 31, 2012, the Company recorded a gain of $2.2 million compared to a gain of $3.6 million in 2011. The decrease is due to the timing of client purchases of the state tax credits in 2012 as compared to 2011, as well as a reduction in the gain on the fair value of tax credits. For more information on the fair value treatment of the state tax credits, see Note 20 – Fair Value Measurements.

•
Sale of securities – During 2012, the Company realized approximately $110.9 million of proceeds on the sale of investment securities, generating a net gain of $1.2 million. This compared to 2011 amounts of approximately $84.5 million of proceeds, and a net gain of $1.5 million.

•
Change in FDIC loss share receivable – Income related to changes in the FDIC loss share receivable reduced noninterest income by $14.9 million in 2012 compared to $3.5 million in 2011. The decrease in income related to the FDIC loss share receivable was primarily due to loan pay offs in which the losses on the loans were less than expected along with lower loss expectations on certain loan pools offset with an increase in income due to the impact of provision expense. To correlate with the new lower projected loss amounts, the FDIC loss share receivable must be reduced.

•
Miscellaneous income – For the year ended December 31, 2012, Miscellaneous income rose $463,000, or 19%. The increase in Miscellaneous income is due to an increase in fees related to client swap transactions, as well as increased gains on the sale of mortgages.

Comparison of 2011 and 2010
Noninterest income increased $148,000, or 1% in 2011 compared to 2010. Our ratio of noninterest income to total revenue for 2011 was 14%, compared to 18% in 2010.

•
Wealth Management revenue – Wealth Management revenue from the Trust division increased $427,000, or 7%. The increase in Trust revenue was primarily attributable to the impact of the additional Legacy and FNBO trust business. Assets under administration were $1.6 billion at December 31, 2011, a $104.0 million, or 7% increase from one year ago.

•
Service charges and other fee income – For the year ended December 31, 2011, service charges and other fee income increased $352,000 compared to 2010 due to an increase in service charges on business accounts, debit card and credit card income, and overdraft fees, primarily due to the acquisition of FNBO.

•	Sale of other real estate – In 2011, we sold $44.6 million of other real estate at a gain of $862,000. In 2010, we sold $26.0 million of other real estate at a gain of $79,000.

•
State tax credit activity, net – Gains from state tax credit brokerage activities were $3.6 million in 2011, compared to $2.3 million in 2010, an increase of $1.4 million. The increase is due to a $1.7 million increase from the sale of state tax credits to clients, and a $905,000 increase in the fair value adjustment on the related interest rate caps used to economically hedge the tax credits partially offset by a $1.2 million negative fair value adjustment on the tax credit assets.

•
Sale of securities – In 2011, the Company purchased approximately $431.4 million in securities primarily in U.S. Government sponsored enterprises and residential mortgage-backed securities and sold approximately $84.5 million of securities realizing a gain of $1.5 million on these sales.

•
Change in FDIC loss share receivable – The decrease in income related to the FDIC loss share receivable was primarily due to loan pay offs in which the losses on the loans were less than expected along with lower loss expectations on certain loan pools. To correlate with the lower projected loss amounts, the FDIC loss share receivable must be reduced.

•
Miscellaneous income - The increase in Miscellaneous income was primarily due to $313,000 in fee income earned related to the allocation of New Market Tax Credits to developers and projects along with distributions from private equity fund investments.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Years ended December 31,
(in thousands)	2012	2011	2010	Change 2012 over 2011	Change 2011 over 2010
Employee compensation and benefits	43,497	36,839	28,316	6,658	8,523
Occupancy	5,393	5,001	4,297	392	704
Furniture and equipment	1,636	1,601	1,393	35	208
Data processing	3,454	3,159	2,234	295	925
Communications	640	636	554	4	82
Director related expense	665	599	607	66	(8)
Meals and entertainment	1,921	1,747	1,258	174	489
Marketing and public relations	1,777	1,063	902	714	161
FDIC and other insurance	3,491	4,119	4,402	(628)	(283)
Amortization of intangibles	1,879	999	420	880	579
Postage, courier, and armored car	1,009	909	769	100	140
Professional, legal, and consulting	5,120	3,138	1,736	1,982	1,402
Loan, legal and other real estate expense	6,732	10,703	9,941	(3,971)	762
Other taxes	803	675	635	128	40
Other	8,660	6,530	4,748	2,130	1,782
Total noninterest expense	$86,677	$77,718	$62,212	$8,959	$15,506

Comparison of 2012 and 2011
Noninterest expenses increased $9.0 milllion or 12% in 2012. The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2012 was 57.3% compared to 59.2% for 2011.

Employee compensation and benefits. Employee compensation and benefits increased $6.7 million, or 18%, over 2011. Employee compensation and benefits increased due to a full year of salaries of FNBO employees, increased headcount in functions to support our growth, and higher variable compensation accruals.

All other expense categories. All other expense categories increased $2.3 million, or 6%, over 2011. Higher professional, legal and consulting expenses, amortization of intangibles, and miscellaneous expenses were offset by lower loan, legal and other real estate and FDIC and other insurance expenses. The remaining categories were relatively flat when compared to 2011 amounts.

Higher professional, legal and consulting fees were primarily due to the restatement of our financial statements in 2012, as well as continued ongoing litigation defense costs. Higher amortization of intangibles is due to a full year of amortization of customer deposit intangibles associated with the FNBO acquisition. Increased other expenses are due to a variety of items, including higher accruals and included the $575,000 liability recorded for estimated reimbursements to the FDIC at the end of our loss share agreements.

Lower loan, legal and other real estate expenses are primarily due to decreased other real estate balances which reduces expenses for utilities, legal fees, property taxes, and insurance. These amounts decreased by $1.2 million when compared to 2011. Further, write-downs in valuation of other real estate were $2.3 million lower when compared to 2011. FDIC and other insurance expenses are lower in 2012 primarily due to a reduction in FDIC premiums of approximately $662,000.

Comparison of 2011 and 2010
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

Professional, legal and consulting increased $1.4 million due to litigation defense costs, fees related to the FNBO acquisition, and various consulting expenses related to new business activities and regulatory compliance. Loan, legal and other real estate expenses increased $762,000 due to increased levels of other real estate properties. Other real estate expenses for items such as utilities, legal fees, property taxes, and insurance increased $1.8 million over 2010. These expenses were partially offset by a $930,000 decrease in expenses related to writedowns on other real estate.

Income Taxes
In 2012, the Company recorded income tax expense of $13.6 million on pre-tax income of $41.9 million, resulting in an effective tax rate of 32.5%. The following items were included in Income tax expense and impacted the 2012 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $931,000

•	recognition of federal tax benefits of $792,000 related to low income housing tax credits from limited partnership interests.

•	reversal of a $320,000 state deferred tax asset valuation allowance

In 2011, the Company recorded income tax expense of $11.9 million on pre-tax income of $37.4 million, resulting in an effective tax rate of 32.0%. The following items were included in Income tax expense and impacted the 2011 effective tax rate:

•	the expiration of the statute of limitations for the 2007 tax year warranted the release of $306,000 of reserves related to certain state tax positions;

•	recognition of federal tax benefits of $729,000 related to low income housing tax credits from limited partnership interests.

In 2010, the Company recorded income tax expense of $823,000 on pre-tax income of $6.4 million, resulting in an effective tax rate of 12.9%. The following items were included in Income tax expense and impacted the 2010 effective tax rate:

•	the expiration of the statute of limitations for the 2006 tax year warranted the release of $341,000 of reserves related to certain state tax positions;

•	recognition of federal tax benefits of $729,000 related to low income housing tax credits from limited partnership interests.

FINANCIAL CONDITION

Comparison for December 31, 2012 and 2011
Total assets at December 31, 2012 were $3.3 billion compared to $3.4 billion at December 31, 2011, a decrease of $52.0 million, or 2%. During 2012, we intentionally reduced deposits and funded organic loan growth with reductions in Covered Loans and the FDIC loss share receivable.

At December 31, 2012, portfolio loans not covered under FDIC loss share agreements totaled $2.1 billion, an increase of $209.0 million, or 11% from December 31, 2011. At December 31, 2011, Covered loans totaled $201.1 million, a decrease of $99.5 million, or 33%.

Increases in organic loans, especially late in the fourth quarter of 2012, contributed to $73.3 million lower interest bearing deposits at December 31, 2012. Securities available for sale were $640.2 million at December 31, 2012 compared to $593.2 million at December 31, 2011. In 2012, securities purchases included government-sponsored agency debentures, mortgage backed securities, including collateralized mortgage obligations, and federally tax-free municipal securities.

At December 31, 2012, Other assets included $22.3 million of bank-owned life insurance and $21.8 million of deferred tax assets.

At December 31, 2012, deposits were $2.7 billion, a decrease of $132.5 million, or 5%, from $2.8 billion at December 31, 2011. The decrease in deposits was largely comprised of an intentional $237.2 million, or 29% , reduction in higher cost certificates of deposit, offset by an increase in noninterest bearing demand deposits of $101.3 million, or 17.3%.

Other borrowings primarily consist of customer repurchase agreements and were $233.4 million at December 31, 2012, a $78.8 million or 51% increase from December 31, 2011. The increase was primarily due to the anticipated expiration of the FDIC's Transaction Account Guarantee ("TAG") program on December 31, 2012.

On November 7, 2012, the Company repurchased from the Treasury all 35,000 outstanding shares of Series A Preferred. The Company paid an aggregate purchase price of approximately $35.4 million to the Treasury, including accrued dividends of approximately $400,000. The repurchase reduced shareholders' equity by $35.0 million.

On May 24, 2011, the Company issued 2,743,900 shares, or $35.0 million in common stock through a public offering. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was approximately $32.6 million.

Loans
Non-covered portfolio loans less unearned loan fees, increased $208.6 million, or 11%, during 2012. Commercial & Industrial loans increased $199.7 million, or 26%, during the year and represent 46% of the loan portfolio at December 31, 2012. The Company's lending strategy emphasizes commercial and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis, Kansas City and Phoenix metropolitan markets. Consumer lending, including residential real estate, is minimal.

A common underwriting policy is employed throughout the Company. Lending to small and medium sized businesses is riskier from a credit perspective than lending to larger companies, but the risk is appropriately considered with higher loan pricing and ancillary income from cash management activities. As additional risk mitigation, the Company will generally hold only $15 million or less of aggregate credit exposure (both direct and indirect) with one borrower, in spite of a legal lending limit of over $85 million. There are eight borrowing relationships where we have committed more than $10.0 million with the largest being a $17.5 million line of credit with minimal usage. For the $2.1 billion loan portfolio, the Company's average loan relationship size was just under $900,000, and the average note size is approximately $500,000.

The Company also buys and sells loan participations with other banks to help manage its credit concentration risk. At December 31, 2012, the Company had purchased loan participations of $252.0 million ($129.6 million outstanding) and had sold loan participations of $421.1 million ($338.3 million outstanding). Approximately 109 borrowers make up the participations purchased, with an average outstanding loan balance of $1.2 million. Thirteen relationships, or $70.5 million of the $129.6 million in participations purchased, met the definition of a “Shared National Credit.” None of the relationships were considered out of our markets.

The following table sets forth the composition of the Company's loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated.

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Commercial and industrial	$962,884	$763,202	$593,938	$553,988	$675,216
Real Estate:
Commercial	819,709	811,570	776,268	817,332	887,963
Construction and land development	160,911	140,147	190,285	221,397	378,092
Residential	145,558	171,034	189,484	209,743	235,019
Consumer and other	16,977	11,121	16,376	16,021	25,167
Total Portfolio loans not covered under FDIC loss share	$2,106,039	$1,897,074	$1,766,351	$1,818,481	$2,201,457

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Commercial and industrial	45.7%	40.2%	33.6%	30.5%	30.7%
Real Estate:
Commercial	38.9%	42.8%	43.9%	44.9%	40.3%
Construction and land development	7.6%	7.4%	10.8%	12.2%	17.2%
Residential	6.9%	9.0%	10.7%	11.5%	10.7%
Consumer and other	0.9%	0.6%	1.0%	0.9%	1.1%
Total Portfolio loans not covered under FDIC loss share	100.0%	100.0%	100.0%	100.0%	100.0%

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

Approximately $308.6 million, or 38%, of the Non-covered commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our St. Louis and Kansas City markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by raw ground or real estate under development for eventual sale. Approximately $37.3 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the officer and a centralized independent loan disbursement function is employed.

Residential real estate loans include residential mortgages, which are loans that, due to size, do not qualify for conventional home mortgages that the Company sells into the secondary market, second mortgages and home equity lines. Residential mortgage loans are usually limited to a maximum of 80% of collateral value.

Consumer and other loans mainly represent loans to individuals on both a secured and unsecured basis. Credit risk is managed by thoroughly reviewing the creditworthiness of the borrowers prior to origination.

Following is a further breakdown of our loan categories using Call report codes at December 31, 2012 and 2011:

	% of portfolio
	2012			2011
	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total	Portfolio Loans not Covered under FDIC loss share	Portfolio Loans Covered under FDIC loss share	Total
Real Estate:
Construction & Land Development	8%	15%	8%	7%	22%	9%

Commercial Owner Occupied
Commercial & Industrial	15%	19%	15%	16%	18%	16%
Other	1%	4%	1%	2%	3%	2%
Total	16%	23%	16%	18%	21%	18%

Commercial Investor Owned
Retail	7%	16%	8%	8%	13%	9%
Commercial Office	7%	5%	7%	7%	7%	7%
Multi-Family Housing	3%	2%	3%	3%	2%	3%
Churches/ Schools/ Nursing Homes/ Other	3%	2%	3%	3%	—%	3%
Industrial/ Warehouse	3%	4%	3%	4%	3%	4%
Total	23%	29%	24%	25%	25%	26%

Residential:
Owner Occupied	4%	16%	5%	6%	15%	7%
Investor Owned	2%	5%	3%	3%	4%	3%
Total	6%	21%	8%	9%	19%	10%

Total Real Estate	53%	88%	56%	59%	87%	63%

Non Real Estate
Commercial & Industrial	46%	11%	43%	40%	12%	36%
Consumer & Other	1%	1%	1%	1%	1%	1%
Total Non Real Estate	47%	12%	44%	41%	13%	37%
Total	100%	100%	100%	100%	100%	100%

The following descriptions focus on the Non-covered portion of the loan portfolio.

The Construction and Land Development category represents $160.9 million, or 8%, of the total loan portfolio. Within that category, there was $10.6 million of loans secured by raw ground, $93.8 million of commercial construction, and $56.5 million of residential construction.

The Commercial construction component of the portfolio consisted of approximately 33 loan relationships with an average outstanding loan balance of $2.2 million. The largest loans were a $9.4 million line of credit and an $8.0 million term loan both secured by commercially zoned land in St. Louis.

The Residential construction component of the portfolio consisted of single family housing development properties primarily in our St. Louis and Kansas City markets. There were approximately 66 loan relationships in this category with an average outstanding loan balance of $550,000. The largest loans were a $2.9 million loan secured by a residential development in the Kansas City market, and a $2.4 line of credit secured by a residential development in the St. Louis market.

The largest segments of the non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans.

At December 31, 2012, the Company had $142.7 million of non-owner occupied permanent loans secured by retail properties. There were approximately 49 loan relationships in this category with an average outstanding loan balance of $2.0 million. The largest loans outstanding at year-end were a $12.0 million loan secured by a hotel in St. Louis, a $7.4 million loan secured by various retail properties in Kansas City, and a $6.7 million loan secured by a hotel in Arizona.

At December 31, 2012, the Company had $156.4 million of non-owner occupied permanent loans secured by commercial office properties. There were approximately 70 loan relationships with an average outstanding loan balance of $1.8 million. The largest loans outstanding at year end were a $10.6 million loan secured by a multi-tenant office building in Kansas City, an $8.5 million loan secured by a single tenant office building in Kansas City, and a $7.7 million loan secured by a medical office building in the St. Louis region.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2012, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2012 mature or reprice as follows:

	Loans Maturing or Repricing
(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total
Fixed Rate Loans (1) (2)
Commercial and industrial	$89,213	$136,563	$24,784	$250,560
Real estate:
Commercial	212,200	271,222	18,208	501,630
Construction and land development	63,980	20,731	6,369	91,080
Residential	38,461	50,403	2,716	91,580
Consumer and other	4,341	7,491	—	11,832
Portfolio loans covered under FDIC loss share	69,818	45,072	4,032	118,922
Total	$478,013	$531,482	$56,109	$1,065,604
Variable Rate Loans (1) (2)
Commercial and industrial	$419,711	$249,597	$43,016	$712,324
Real estate:
Commercial	98,152	123,352	96,575	318,079
Construction and land development	40,566	19,361	9,904	69,831
Residential	20,697	15,125	18,156	53,978
Consumer and other	4,513	632	—	5,145
Portfolio loans covered under FDIC loss share	20,027	28,804	33,365	82,196
Total	$603,666	$436,871	$201,016	$1,241,553
Loans (1) (2)
Commercial and industrial	$508,924	$386,160	$67,800	$962,884
Real estate:
Commercial	310,352	394,574	114,783	819,709
Construction and land development	104,546	40,092	16,273	160,911
Residential	59,158	65,528	20,872	145,558
Consumer and other	8,854	8,123	—	16,977
Portfolio loans covered under FDIC loss share	89,845	73,876	37,397	201,118
Total	$1,081,679	$968,353	$257,125	$2,307,157
(1) Loan balances include unearned loan (fees) costs, net.
(2) Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 46% of the loan portfolio at December 31, 2012. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank's “prime rate” has been 4.00% since late 2008 when the Federal Reserve lowered the targeted Fed Funds rate to 0.25%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which has been 3.25% since late 2008. Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See Interest Rate Risk section.

Of the $310.4 million of commercial real estate loans maturing in one year or less, $200.1 million, or 64%, represents loans secured by non-owner occupied commercial properties.

Allowance for Loan Losses
The loan portfolio is the primary asset subject to credit risk. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk. Credit risk management for each loan type is discussed briefly in the section entitled Loans.

The allowance for loan losses for Noncovered Loans represents management's estimate of an amount adequate to provide for probable credit losses in the loan portfolio at the balance sheet date. Various quantitative and qualitative factors are analyzed and provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income. The evaluation of the adequacy of the allowance for loan losses is based on management's ongoing review and grading of the loan portfolio, consideration of past loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other factors that could affect probable credit losses. Assessing these numerous factors involves significant judgment and could be significantly impacted by changes in economic conditions. Management considers the allowance for loan losses a critical accounting policy. See Critical Accounting Policies for more information.

For Covered Loans, the Company generally re-measures contractual and expected cash flows on a quarterly basis. When the re-measurement process results in an increase in losses, impairment is recorded as a provision for loan losses covered under FDIC loss share. As a result of impairment, the FDIC loss share receivable is increased to reflect future cash to be received from the FDIC. The amount of the increase is recorded in noninterest income and is determined based on the specific loss share agreement, but is generally 80% of the losses. See Critical Accounting Policies for more information.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2012	2011	2010	2009	2008
Allowance at beginning of period, for loans not covered under FDIC loss share	$37,989	$42,759	$42,995	$33,808	$22,585
Disposed allowance for loan losses	—	—	—	—	(50)
Release of allowance related to loan participations sold	—	—	—	(1,383)	—
Loans charged off:
Commercial and industrial	(3,233)	(5,488)	(3,865)	(3,663)	(3,783)
Real estate:
Commercial	(6,054)	(2,429)	(15,482)	(5,710)	(1,384)
Construction and Land Development	(4,384)	(10,627)	(12,148)	(15,086)	(8,044)
Residential	(1,605)	(1,613)	(4,391)	(5,931)	(2,367)
Consumer and other	—	(5)	(274)	(42)	(31)
Total loans charged off	(15,276)	(20,162)	(36,160)	(30,432)	(15,609)
Recoveries of loans previously charged off:
Commercial and industrial	578	583	157	62	64
Real estate:
Commercial	134	729	1,001	66	—
Construction and Land Development	695	415	314	28	241
Residential	1,451	303	536	422	56
Consumer and other	2	62	181	12	11
Total recoveries of loans	2,860	2,092	2,189	590	372
Net loan chargeoffs	(12,416)	(18,070)	(33,971)	(29,842)	(15,237)
Provision for loan losses	8,757	13,300	33,735	40,412	26,510
Allowance at end of period, for loans not covered under FDIC loss share	$34,330	$37,989	$42,759	$42,995	$33,808

Allowance at beginning of period, for loans covered under FDIC loss share	$1,635	$—	$—	$—	$—
Loans charged off	(3,823)	(1,168)	—	—	—
Recoveries of loans	27	—	—	—	—
Other	(325)	—	—	—	—
Net loan chargeoffs	(4,121)	(1,168)	—	—	—
Provision for loan losses	14,033	2,803	—	—	—
Allowance at end of period, for loans covered under FDIC loss share	$11,547	$1,635	$—	$—	$—

Total Allowance at end of period	$45,877	$39,624	$42,759	$42,995	$33,808

Excludes loans covered under FDIC loss share
Average loans	$1,953,427	$1,819,536	$1,782,023	$2,097,028	$2,001,073
Total portfolio loans	2,106,039	1,897,074	1,766,351	1,818,481	2,201,457
Net chargeoffs to average loans	0.64%	0.99%	1.91%	1.42%	0.76%
Allowance for loan losses to loans	1.63	2.00	2.42	2.36	1.54

The following table is a summary of the allocation of the allowance for loan losses on Non-covered loans for the five years ended December 31, 2012:

	December 31,
	2012		2011		2010		2009		2008
(in thousands)	Allowance	Percent by Category to Total Non-Covered Loans	Allowance	Percent by Category to Total Non-Covered Loans	Allowance	Percent by Category to Total Non-Covered Loans	Allowance	Percent by Category to Total Non-Covered Loans	Allowance	Percent by Category to Total Non-Covered Loans
Commercial and industrial	$10,064	45.7%	$11,945	40.2%	$12,727	33.6%	$9,715	30.5%	$6,431	30.7%
Real estate:
Commercial	14,595	38.9%	13,048	42.8%	10,689	43.9%	19,600	44.9%	11,085	40.3%
Construction and land development	5,239	7.7%	5,847	7.4%	8,407	10.8%	4,289	12.2%	7,886	17.2%
Residential	2,026	6.9%	3,931	9.0%	5,485	10.7%	3,859	11.5%	2,762	10.7%
Consumer and other	31	0.8%	14	0.6%	93	1.0%	45	0.9%	188	1.1%
Qualitative adjustment	2,375		3,204		5,358		5,487		5,456
Total allowance	$34,330	100.0%	$37,989	100.0%	$42,759	100.0%	$42,995	100.0%	$33,808	100.0%

Nonperforming assets
Nonperforming loans are defined as loans on non-accrual status, generally loans 90 days or more past due but still accruing, and restructured loans that are still accruing interest or in a non-accrual status. Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate. Nonperforming assets include nonperforming loans plus foreclosed real estate.

Nonperforming loans exclude credit-impaired loans acquired in FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 7 - Portfolio Loans Covered by Loss Share ("Covered Loans") for more information on these loans.

Loans are generally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management's practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed. Income is recorded only to the extent that a determination has been made that the principal balance of the loan is collectable and the interest payments are subsequently received in cash, or for a restructured loan, the borrower has made six consecutive contractual payments. If collectability of the principal is in doubt, payments received are applied to loan principal.

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2012, we had two loans from the same relationship contractually past due greater than 90 days not included in nonperforming loans. The delinquency was administrative in nature and was subsequently brought current in January 2013.

The Company's nonperforming loans meet the definition of “impaired loans” in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As of December 31, 2012, 2011, and 2010, the Company had 40, 41, and 43 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Non-accrual loans	$37,287	$30,885	$38,477	$37,441	$35,487
Loans past due 90 days or more and still accruing interest	—	755	—	—	—
Restructured loans	1,440	9,982	7,880	1,099	—
Total nonperforming loans	38,727	41,622	46,357	38,540	35,487
Foreclosed property (1)	9,327	17,217	25,373	22,918	13,868
Other bank owned assets	—	—	850	—	—
Total nonperforming assets (1)	$48,054	$58,839	$72,580	$61,458	$49,355

Excludes assets covered under FDIC loss share
Total assets (1)	$3,325,786	$3,377,779	$2,800,199	$2,365,655	$2,493,767
Total portfolio loans	2,106,039	1,897,074	1,766,351	1,818,481	2,201,457
Total loans plus foreclosed property	2,115,366	1,914,291	1,792,574	1,841,399	2,215,325
Nonperforming loans to total loans	1.84%	2.19%	2.62%	2.12%	1.61%
Nonperforming assets to total loans plus foreclosed property	2.27	3.07	4.05	3.34	2.23
Nonperforming assets to total assets (1)	1.44	1.74	2.59	2.60	1.98

Allowance for loans not covered under FDIC loss share to nonperforming loans	89.00%	91.00%	92.00%	112.00%	95.00%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude Covered loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 7 – Portfolio Loans covered under loss share for more information on these loans.

Nonperforming loans at December 31, 2012 and 2011 based on Call Report codes were as follows:

(in thousands)	2012		2011
Construction and Land Development	$4,695	12%	$14,767	35%
Commercial Real Estate	22,534	58%	15,699	38%
Residential Real Estate	2,564	7%	5,522	13%
Commercial & Industrial	8,934	23%	5,634	14%
Consumer & Other	—	—%	—	—%
Total	$38,727	100%	$41,622	100%

The following table summarizes the changes in nonperforming loans by quarter for 2012 and 2011.

	2012
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Year to date
Nonperforming loans beginning of period	$32,058	$40,555	$47,184	$41,622	$41,622
Additions to nonaccrual loans	27,741	9,336	1,073	12,110	50,260
Additions to restructured loans	74	415	243	4,365	5,097
Chargeoffs	(6,597)	(3,974)	(1,971)	(2,734)	(15,276)
Other principal reductions	(8,272)	(9,786)	(4,612)	(3,608)	(26,278)
Moved to Other real estate	(4,874)	(4,488)	(1,059)	(3,816)	(14,237)
Moved to performing	(1,403)	—	(303)	—	(1,706)
Loans past due 90 days or more and still accruing interest	—	—	—	(755)	(755)
Nonperforming loans end of period	$38,727	$32,058	$40,555	$47,184	$38,727

	2011
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total year
Nonperforming loans beginning of period	$48,038	$43,118	$43,487	$46,357	$46,357
Additions to nonaccrual loans	7,276	14,618	6,204	18,187	46,285
Additions to restructured loans	3,803	2,314	2,508	297	8,922
Chargeoffs	(5,558)	(4,959)	(5,679)	(3,966)	(20,162)
Other principal reductions	(7,545)	(3,372)	(3,992)	(6,445)	(21,354)
Moved to Other real estate	(1,203)	(2,932)	(159)	(7,014)	(11,308)
Moved to performing	(3,944)	—	—	(3,929)	(7,873)
Loans past due 90 days or more and still accruing interest	755	(749)	749	—	755
Nonperforming loans end of period	$41,622	$48,038	$43,118	$43,487	$41,622

At December 31, 2012, the nonperforming loans are comprised of approximately 40 relationships with the largest being a $4.7 million Commercial Real Estate loan. Five relationships comprise 51% of the nonperforming loans. Approximately 39% were located in the St. Louis market, 36% of the nonperforming loans were located in the Kansas City market, and 25% were located in the Arizona market. At December 31, 2012, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

The additions to nonaccrual loans in the fourth quarter of 2012 were primarily within the Commercial Real Estate and Commercial and Industrial components of our loan portfolio and were from all three of our geographic markets. The largest addition to nonperforming loans was a $4.7 million Commercial Real Estate loan. Despite higher additions to nonaccrual loans in the later stages of 2012, longer term trends in asset quality remain favorable with nonaccrual loans and net charge-off percentages expected to be lower in 2013.

Nonperforming loans represented 1.84% of Non-covered loans at December 31, 2012, versus 1.61% at September 30, 2012 and 2.19% at December 31, 2011.

At December 31, 2011, the nonperforming loans represented 41 relationships. The largest of these was a $4.5 million commercial real estate loan. Five relationships comprise 44% of the nonperforming loans. Approximately 52% of the nonperforming loans were in the St. Louis market, 47% were in the Kansas City market and 1% in the Phoenix market.

At December 31, 2010, the nonperforming loans represented 43 relationships. The largest of these was a $4.1 million commercial real estate loan. Five relationships comprise 45% of the nonperforming loans. Approximately 57% of the nonperforming loans were in the St. Louis market and 43% were in the Kansas City market.

At December 31, 2009, the nonperforming loans represented 39 relationships. The largest of these was a $4.0 million commercial real estate loan. Five relationships comprise 41% of the nonperforming loans. Approximately 52% of the nonperforming loans were in the Kansas City market, 47% were in the St. Louis market and less than 1% were in the Phoenix market.

At December 31, 2008, of the total nonperforming loans, $23.6 million, or 67%, related to five relationships: $10.6 million secured by a partially completed retail center; $3.5 million secured by commercial ground; $4.7 million secured by a medical office building; $2.8 million secured by a single family residence; and $1.9 million secured by a residential development. The remaining nonperforming loans consisted of 20 relationships. Eighty-four percent of the total nonperforming loans were located in the Kansas City market.

Other real estate
Other real estate at December 31, 2012, was $26.5 million, compared to $53.7 million at December 31, 2011. Approximately 65% of total Other real estate, or $17.2 million, is covered by FDIC shared-loss agreements.

At December 31, 2012, Other real estate was comprised of 11% residential lots, 3% completed homes, and 86% commercial real estate. Of the total Other real estate, 49%, or 30 properties, are located in the Kansas City region, 18%, or 14 properties, are located in the St. Louis region and 33%, or 16 properties, are located in the Arizona region. All Arizona Other real estate properties and 21 properties, or $8.5 million, of the Kansas City Other real estate are covered under FDIC loss share. None of the St. Louis region properties are covered under FDIC loss share agreements.

The following table summarizes the changes in Other real estate by quarter for 2012 and 2011.

	2012
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$31,359	$37,275	$45,380	$53,688	$53,688
Additions and expenses capitalized to prepare property for sale	4,874	4,488	2,109	3,816	15,287
Additions from FDIC assisted transactions	1,811	1,830	4,234	3,322	11,197
Writedowns in value	(1,149)	(620)	(1,012)	(2,052)	(4,833)
Sales	(10,395)	(11,614)	(13,436)	(13,394)	(48,839)
Other real estate end of period	$26,500	$31,359	$37,275	$45,380	$26,500

	2011
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$72,563	$42,790	$51,305	$36,208	$36,208
Additions and expenses capitalized to prepare property for sale	1,203	2,932	159	7,014	11,308
Additions from FDIC assisted transactions	1,250	41,793	3,298	12,826	59,167
Writedowns in fair value	(1,998)	(2,714)	(2,944)	(703)	(8,359)
Sales	(19,330)	(12,238)	(9,028)	(4,040)	(44,636)
Other real estate end of period	$53,688	$72,563	$42,790	$51,305	$53,688

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the year ended December 31, 2012, the Company realized a net gain of $2.2 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $63.2 million, or 2.95% of total Non-covered loans outstanding at December 31, 2012, compared to $60.6 million, or 3.19% of total

Non-covered loans outstanding at December 31, 2011. Potential problem loans represent those loans where payment of principal and interest is up-to-date and the loans are therefore, fully performing, but where some doubts exist as to the borrower's ability to continue to comply with present repayment terms.

Investments
At December 31, 2012, our portfolio of Securities available for sale was $640.2 million or 19% of total assets. This portfolio is primarily comprised of residential mortgage-backed securities and obligations of U.S. Government- sponsored enterprises. The size of the investment portfolio is generally 5% to 20% of total assets and will vary within that range based on liquidity. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. Securities available-for-sale are carried at fair value, with related unrealized gains or losses, net of deferred income taxes, recorded as an adjustment to equity.

Our Other investments, at cost, primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities and other private equity investments. At December 31, 2012, of the $8.9 million in FHLB capital stock, $4.0 million is required for FHLB membership and $3.6 million is required to support our outstanding advances. Historically, it has been the FHLB's practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares that a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2012		2011		2010
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government agencies	$—	—%	$—	—%	453	0.1%
Obligations of U.S. Government sponsored enterprises	152,368	23.3%	126,917	20.9%	32,119	8.6%
Obligations of states and political subdivisions	53,003	8.1%	39,837	6.6%	17,676	4.7%
Residential mortgage-backed securities	434,841	66.4%	426,428	70.1%	311,298	83.4%
FHLB capital stock	8,885	1.4%	9,588	1.6%	7,633	2.0%
Other investments	5,409	0.8%	4,938	0.8%	4,645	1.2%
Total	$654,506	100.0%	$607,708	100.0%	$373,824	100.0%

In 2012, the portfolio grew with additions to the obligations of U.S. Government-sponsored enterprises and obligations of states and political subdivisions.

The Company had no securities classified as trading at December 31, 2012, 2011, or 2010.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2012:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	—	—%	152,368	1.25%	—	—%	—	—%	—	—%	152,368	1.25%
Obligations of states and political subdivisions	2,728	3.90%	13,351	4.00%	30,585	4.28%	6,339	1.67%	—	—%	53,003	3.88%
Residential mortgage-backed securities	26,359	(0.36)%	249,962	1.78%	113,090	2.00%	45,430	2.61%	—	—%	434,841	1.79%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	8,885	2.12%	8,885	2.12%
Other investments	—	—%	—	—%	—	—%	—	—%	5,409	2.34%	5,409	2.34%
Total	$29,087	0.04%	$415,681	1.66%	$143,675	2.49%	$51,769	2.49%	$14,294	2.20%	$654,506	1.84%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 36%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

FDIC Loss Share Receivable
Our four loss share agreements with the FDIC have provisions by which the FDIC is required to reimburse us for certain loan losses including up to 90 days of accrued but unpaid interest and direct expenses related to the resolution of assets incurring a loss. Generally, the agreements carry terms of five years from date of acquisition for non-single family or commercial assets and ten years from date of acquisition for single family assets. The loss share agreements with the FDIC for the Home National Bank and Legacy bank acquisitions contain 80% loss coverage during the term of the agreements while the Valley Capital agreement now provides for 95% loss coverage through the remaining term of the agreement. The shared loss agreement relative to our FNBO acquisition has three tranches of losses, each with a specified loss coverage percentage. Losses up to $112.6 million are reimbursed 80% by the FDIC. Losses from $112.6 million to $148.9 million will not be reimbursed, while losses in excess of $148.9 million revert to 80% loss share reimbursement.
The reimbursable losses from the FDIC were recorded at fair value as of the date of acquisition based on the present value of expected cash flows from the reimbursement of credit losses on the Covered Assets. These reimbursable losses, which are recorded as FDIC loss share receivable on the Consolidated Balance Sheets, are measured separately from the Covered Assets as the shared-loss agreement with the FDIC is not contractually embedded in or transferable with the Covered Assets. Reimbursements received from the FDIC for actual incurred losses will reduce the FDIC loss share receivable. Subsequent measurements of the remaining loss reimbursements under the shared-loss agreements are determined on the same basis as the Covered Assets. In certain circumstances, reductions to the expected losses on the Covered Assets will result in the amortization of the FDIC loss share receivable. Any amortization of the FDIC loss share receivable shall be limited to the lesser of the contractual terms of the shared-loss agreement or the remaining life of the Covered Assets. Additional expected losses, to the extent such expected losses result in a provision for loan losses, will increase the FDIC loss share receivable, except for losses in the 2nd tranche of the FNBO loss share agreement.

Projections of future losses and the timing thereof are inherently uncertain, though we do not expect to move into the 2nd tranche of losses in the FNBO agreement in the next twelve months. The Change in FDIC loss share receivable represents the amortization and other changes necessary to adjust the value of our FDIC loss share receivable to the estimated recoveries from the FDIC subject to the aforementioned contractual limitations of the loss sharing agreements.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2012		2011		2010
(in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate
Interest-bearing transaction accounts	$257,193	0.28%	$212,257	0.38%	$190,275	0.45%
Money market accounts	1,026,444	0.46%	997,415	0.80%	701,360	0.89%
Savings accounts	70,470	0.39%	27,106	0.41%	10,022	0.35%
Certificates of deposit	675,224	1.44%	847,057	1.50%	784,369	2.01%
	2,029,331	0.76%	2,083,835	1.04%	1,686,026	1.36%
Noninterest-bearing demand deposits	627,197	—%	494,609	—%	305,887	—%
	$2,656,528	0.58%	$2,578,444	0.84%	$1,991,913	1.15%

The Bank achieved several deposit related goals in 2012 including an improvement in the overall mix and a reduction in broker-related funds. The year over year increase in average deposits was largely comprised of noninterest-bearing demand deposits and savings accounts with higher cost certificates of deposit declining during the year. As deposit rates continued to decline, the Bank positioned its pricing strategy to favor adjustable rate transaction accounts over longer term time deposits. The result was to lower the percentage of time deposits and better position the bank for a prolonged low rate cycle. The Company also continued an initiative to significantly reduce its reliance on broker funds.

The Company offers a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to the smallest local merchants. Customized solutions and special product bundles are available to clients of all sizes.  Responding to ever increasing needs for tightened security and improved functional efficiency, the Company continues to offer robust treasury systems that employ the latest in mobile technology and fraud detection/mitigation.

Brokered certificates of deposits at December 31, 2012 were $94.5 million, or 4%, of total deposits compared to $126.6 million , or 5% at December 31, 2011. Noninterest-bearing demand deposits represented 26% of total deposits at December 31, 2012 compared to 21% at December 31, 2011. Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2012:

(in thousands)	Total
Three months or less	$58,984
Over three through six months	48,492
Over six through twelve months	125,329
Over twelve months	164,091
Total	$396,896

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

For the year ended December 31, 2012, net cash provided by operating activities was $10.2 million greater than 2011. The increase in cash was primarily due to higher net income and non-cash operating expenses in 2012. Net cash used in investing activities was $6.3 million for 2012 versus $394,000 net cash provided in 2011. The higher net cash used in investing activities in 2012 was primarily due to the increase in loans initiated in 2012, as well as the fact that acquisitions provided additional cash in 2011. This was offset by higher purchases of investment securities in 2011 as compared to 2012. Net cash used in financing activities was $102.9 million in 2012, versus $133.1 million in 2011. The change in cash provided by financing activities was primarily due to a smaller decrease in interest bearing deposits, as well as an increase in other borrowings, offset by the redemption of preferred stock during 2012 and issuance of common stock in 2011.

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

Parent Company liquidity
The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures and other debt instruments.

On November 6, 2012 the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. The term loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company believes it was in compliance with all relevant covenants under the Term Loan at December 31, 2012.

Periodically, management of the Bank will provide a dividend to supplement the parent company's liquidity. This included a $15.0 million dividend during the fourth quarter of 2012 that was ultimately used to repurchase the Series A Preferred from the U.S. Treasury. Management currently believes the current level of cash at the holding company of approximately $8.1 million will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2012, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2012, the Bank could borrow an additional $164.0 million from the FHLB of Des Moines under blanket loan pledges and has an additional $646.8 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $640.2 million of the securities available for sale at December 31, 2012, $359.3 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $280.9 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of December 31, 2012, the Bank had $48.9 million of reciprocal

CDARS money market sweep balances and $5.4 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At December 31, 2012, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. At December 31, 2012, brokered certificate of deposit balances were $94.5 million, and represented 3.6% of total deposits at December 31, 2012.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $764.9 million in unused commitments as of December 31, 2012. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of December 31, 2012, and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at December 31, 2012, 2011, and 2010.

The following table summarizes the Company’s risk-based capital and leverage ratios at the dates indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010
Tier 1 capital to risk weighted assets	10.88%	12.40%	11.73%
Total capital to risk weighted assets	12.30%	13.78%	14.11%
Tier 1 common equity to risk weighted assets	7.70%	7.32%	7.16%
Leverage ratio (Tier 1 capital to average assets)	8.36%	8.26%	8.99%
Tangible common equity to tangible assets	6.02%	4.99%	5.15%
Tier 1 capital	$268,870	$276,275	$237,099
Total risk-based capital	$303,951	$306,996	$285,226

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

	For the years ended December 31,
(In thousands)	2012	2011	2010
Total shareholders' equity	$235,745	$239,565	$179,801
Less: Preferred stock	—	(33,293)	(32,519)
Less: Goodwill	(30,334)	(30,334)	(2,064)
Less: Intangible assets	(7,406)	(9,285)	(1,223)
Tangible common equity	$198,005	$166,653	$143,995

Total assets	$3,325,786	$3,377,779	$2,800,199
Less: Goodwill	(30,334)	(30,334)	(2,064)
Less: Intangible assets	(7,406)	(9,285)	(1,223)
Tangible assets	$3,288,046	$3,338,160	$2,796,912

Tangible common equity to tangible assets	6.02%	4.99%	5.15%

Tier 1 common equity ratio

	For the years ended December 31,
(In thousands)	2012	2011	2010
Total shareholders' equity	$235,745	$239,565	$179,801
Less: Goodwill	(30,334)	(30,334)	(2,064)
Less: Intangible assets	(7,406)	(9,285)	(1,223)
Less: Unrealized gains; Plus Unrealized losses	(7,790)	(3,602)	573
Plus: Qualifying trust preferred securities	78,600	79,874	59,953
Other	55	57	59
Tier 1 capital	$268,870	$276,275	$237,099
Less: Preferred stock	—	(33,293)	(32,519)
Less: Qualifying trust preferred securities	(78,600)	(79,874)	(59,953)
Tier 1 common equity	$190,270	$163,108	$144,627

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,471,668	2,227,958	2,021,136

Tier 1 common equity to risk weighted assets	7.70%	7.32%	7.16%

Risk Management
Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank's Asset/Liability Management

Committee and approved by the Bank's Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company's exposure to immediate and sustained parallel rate movements up to 400 basis points, either upward or downward.

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

The following table represents the estimated interest rate sensitivity and periodic and cumulative GAP positions calculated as of December 31, 2012. Significant assumptions used for this table include: loans will repay their contractual repayment schedule; interest-bearing demand accounts and savings accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$151,883	$65,427	$44,799	$88,383	$125,319	$164,401	$640,212
Other investments	—	—	—	—	—	14,294	14,294
Interest-bearing deposits	95,413	—	—	—	—	—	95,413
Federal funds sold	51	—	—	—	—	—	51
Portfolio loans (1)	1,724,982	233,706	161,229	93,530	78,586	15,124	2,307,157
Loans held for sale	11,792	—	—	—	—	—	11,792
Total interest-earning assets	$1,984,121	$299,133	$206,028	$181,913	$203,905	$193,819	$3,068,919

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,392,336	$—	$—	$—	$—	$—	$1,392,336
Certificates of deposit	333,870	69,434	103,235	69,903	3,170	98	579,710
Subordinated debentures	85,081	—	—	—	—	—	85,081
Other borrowings	229,560	3,810	21,700	—	70,000	—	325,070
Total interest-bearing liabilities	$2,040,847	$73,244	$124,935	$69,903	$73,170	$98	$2,382,197

Interest-sensitivity GAP
GAP by period	$(56,726)	$225,889	$81,093	$112,010	$130,735	$193,721	$686,722
Cumulative GAP	$(56,726)	$169,163	$250,256	$362,266	$493,001	$686,722	$686,722
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.97	4.08	1.65	2.60	2.79	1,977.74	1.29
Cumulative GAP as of December 31, 2012	0.97	1.08	1.11	1.16	1.21	1.29	1.29

(1)	Adjusted for the impact of the interest rate swaps.

At December 31, 2012, the Company was asset sensitive for all periods, except Year 1, based on repricing characteristics. Asset sensitive means that assets will reprice faster than liabilities.

Along with the static GAP analysis, the Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 400 basis point parallel rate shock through the use of simulation modeling. In addition to the assumptions used to create the static GAP, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The resulting simulations for December 31, 2012 demonstrated that the Company's balance sheet was asset sensitive to interest rate changes. The simulations projected that the annual net interest income of the Bank would increase by approximately 2.3% if rates increased by 100 basis points under a parallel rate shock and 7.8% if rates increased 300 basis points. The increase in interest income from short term assets would be partially offset by higher rates on deposits and re-issuance of maturing debt. The simulations also indicate that net interest income would increase during the second year by 4.2% under a 100 basis point parallel rate shock and 13.0% under a 300 basis point rate shock. The Company also performs rate shock simulations for declining interest rates, however, given the very low level of short term interest rates, the falling interest rate shock simulations are considered insignificant.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2012, the Company had $127.0 million and $49.1 million in notional amount of outstanding interest rate swaps and caps, respectively, to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 8 - Derivative Financial Instruments.

Impact of Inflation and Changing Prices
The impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

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

The required contractual obligations and other commitments, excluding any contractual interest(1), at December 31, 2012 were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 5 Years	Over 5 Years
Operating leases	19,931	2,534	8,836	8,561
Certificates of deposit	579,710	334,424	245,188	98
Subordinated debentures	85,081	—	—	85,081
Federal Home Loan Bank advances	80,000	—	80,000	—
Notes payable	11,700	1,200	10,500	—
Commitments to extend credit	722,325	484,466	206,651	31,208
Standby letters of credit	42,561	42,561	—	—
Private equity funds (2)	5,837	—	5,837	—

(1) In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

(2) Represents the estimated timing of various capital raises for private equity investments.

As of December 31, 2012, we had liabilities associated with uncertain tax positions of $771,000. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

As discussed in Item 8, Note 15 - Litigation and Other Claims and Item 3 - Legal Proceedings, the Company faces risks of litigation. See Note 15 for a description of such litigation and the possible effects on our business.

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

In determining the allowance and the related provision for loan losses for Noncovered Loans, three principal elements are considered:

1)	specific allocations based upon probable losses identified during a quarterly review of the loan portfolio,

2)	allocations based principally on the Company's risk rating formulas, and

3)	a qualitative adjustment based on subjective factors.

The first element reflects management's estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, if they are collateral dependent for collection. Otherwise, discounted cash flows are estimated and used to assign loss. At December 31, 2012, the allocated allowance for loan losses on individually impaired loans was $8.2 million, or 21% of the total impaired loans. At December 31, 2011, the allocated allowance for loan losses on individually impaired loans was $10.7 million, or 26% of the total impaired loans.

The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is based on a loss migration analysis using the Company's loss experience over the last 3 years. The higher the rating assigned to a loan, the greater the loss allocation percentage that is applied. This element also incorporates an estimate of the loss emergence period. The loss emergence period is the time between when a credit event occurs and the charge-off of a loan. If our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in a $2.3 million increase or a $4.9 million decrease, respectively, in our allowance at December 31, 2012.

The qualitative adjustment is based on management's evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the qualitative adjustment include the following:

•	general economic and business conditions affecting our markets;

•	asset quality trends (including trends in nonperforming loans expected to result from existing conditions); and

•	changes in lending policy or management.

Executive management reviews these conditions quarterly in discussion with our lending staff. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the qualitative adjustment. If our qualitative adjustment would have been increased/decreased by 5%, our allowance would have increased/decreased by approximately $440,000 at December 31, 2012.

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

Management believes that the allowance for loan losses is adequate at December 31, 2012.

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

Allowance for Loan Losses on Credit-Impaired Acquired Loans
The Company updates its cash flow projections for credit-impaired acquired loans, including loans acquired from the FDIC, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current state at the re-measurement date. Loss severity factors are based upon industry data.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in the provision for loan losses. As a result of impairment, the FDIC loss share receivable is increased to reflect future cash to be received from the FDIC. The amount of the increase is recorded in noninterest income and is determined based on the specific loss share agreement, but is generally 80% of the losses. See Loans Acquired Through Transfer above for further discussion. Any increase in expected future cash flows due to a decrease in expected credit losses will reverse previously recorded impairment, if any, and add to the accretiable yield on the loan pool, prospectively. In addition the accretion of the FDIC loss share receivable will decrease prospectively over the remaining life. Increases and decreases to the FDIC loss share receivable are recorded as adjustments to noninterest income.

Goodwill and Other Intangible Assets
Our goodwill impairment test is completed in the fourth quarter each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. Such tests involve the use of various estimates and assumptions. Management believes that the estimates and assumptions utilized are reasonable. However, the Company may incur impairment charges related to goodwill or intangible assets in the future due to changes in business prospects or other matters that could affect our estimates and assumptions.

Goodwill is tested for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company's reporting units are Wealth Management and the Banking operations of Enterprise Bank & Trust. At December 31, 2012 and 2011, the Wealth Management reporting unit had no goodwill.

Businesses must identify potential impairments by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment does not occur as long as the fair value of the unit is greater than its carrying value. The second step of the impairment test is only required if the carrying value of the reporting unit is less than its fair value. The second step of the test compares the implied fair market value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

In conjunction with the 2009 and 2011 FDIC-assisted transactions, we recorded $2.1 million and $28.3 million of goodwill, respectively, based on the fair value of the assets purchased and liabilities assumed. The 2012 annual impairment evaluation of the goodwill and intangible balances did not identify any impairment for the Banking reporting unit.

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

At December 31, 2012, the discount rates utilized in our state tax credits fair value calculation ranged from 2.35% to 3.89%. Changes in the fair value of the state tax credits held for sale decreased the State tax credit activity, net in the consolidated statement of operations for the year ended December 31, 2012 by $356,000. A rate simulation with a 100 basis point parallel rate shock to the discount rate was run for December 31, 2012. The resulting simulation indicates that if the LIBOR swap curve were to increase by 100 basis points, the fair value of the state tax credits held at fair value would be lower by approximately $629,000. We would expect a portion of this decline would be offset by a change in the value of derivative financial instruments used to economically hedge the state tax credits.
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

Derivative Financial Instruments
The Company uses derivative financial instruments to assist in managing interest rate sensitivity. The derivative financial instruments used are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the consolidated financial statements. Fair value represents the payment the Company would receive or pay if the item were sold or bought in a current transaction. As of December 31, 2012, the Company used nondesignated derivative financial instruments to economically hedge changes in the fair value of state tax credits held for sale and changes in the fair value of certain loans accounted for as trading instruments. In addition, the Company also offers an interest-rate hedge program that includes interest rate swaps to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

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

The judgments and assumptions most critical to the application of this accounting policy are those affecting the estimation of fair value and hedge effectiveness. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and discontinuation of hedge accounting can result in increased volatility in reported earnings. For cash flow hedges, this would result in more or all of the change in the fair value of the related derivative financial instruments being reported in income. In

December 2008, the Company discontinued hedge accounting on two prime-based loan hedge relationships as a result of the significant decrease in the prime rate. As a result of the dedesignation, the changes in the fair value of the related derivative financial instruments were being reported in income through 2011 without a corresponding and offsetting change in the fair value for the loans previously hedged.

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

Effects of New Accounting Pronouncements
See Item 8, Note 24 - New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to “Risk Factors” included in Item 1A and “Risk Management” included in Management's Discussion and Analysis under Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Enterprise Financial Services Corp and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enterprise Financial Services Corp
St. Louis, Missouri
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the three years ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the three years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enterprise Financial Services Corp
St. Louis, Missouri
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the consolidated basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 15, 2013

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2012 and 2011

(In thousands, except share and per share data)	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$21,906	$20,791
Federal funds sold	51	143
Interest-bearing deposits (including $3,270 and $2,650 pledged as collateral)	94,413	167,209
Total cash and cash equivalents	116,370	188,143
Interest-bearing deposits greater than 90 days	1,000	1,502
Securities available for sale	640,212	593,182
Mortgage loans held for sale	11,792	6,494
Portfolio loans not covered under FDIC loss share	2,106,039	1,897,074
Less: Allowance for loan losses	34,330	37,989
Portfolio loans not covered under FDIC loss share, net	2,071,709	1,859,085
Portfolio loans covered under FDIC loss share, net of the allowance for loan losses ($11,547 and $1,635, respectively)	189,571	298,975
Portfolio loans, net	2,261,280	2,158,060
Other real estate not covered under FDIC loss share	9,327	17,217
Other real estate covered under FDIC loss share	17,173	36,471
Other investments, at cost	14,294	14,527
Fixed assets, net	21,121	18,986
Accrued interest receivable	8,497	9,193
State tax credits, held for sale, including $23,020 and $26,350 carried at fair value, respectively	61,284	50,446
FDIC loss share receivable	61,475	184,554
Goodwill	30,334	30,334
Intangibles, net	7,406	9,285
Other assets	64,221	59,385
Total assets	$3,325,786	$3,377,779

Liabilities and Shareholders' Equity
Demand deposits	$686,805	$585,479
Interest-bearing transaction accounts	272,753	253,504
Money market accounts	1,036,125	1,084,304
Savings	83,458	51,145
Certificates of deposit:
$100 and over	396,896	550,535
Other	182,814	266,386
Total deposits	2,658,851	2,791,353
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	80,000	102,000
Other borrowings	233,370	154,545
Notes payable	11,700	—
Accrued interest payable	1,282	1,762
Other liabilities	19,757	3,473
Total liabilities	3,090,041	3,138,214

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 and 35,000 shares issued and outstanding, respectively	—	33,293
Common stock, $0.01 par value; 30,000,000 shares authorized; 18,088,152 and 17,849,862 shares issued, respectively	181	178
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	173,299	169,138
Retained earnings	56,218	35,097
Accumulated other comprehensive income	7,790	3,602
Total shareholders' equity	235,745	239,565
Total liabilities and shareholders' equity	$3,325,786	$3,377,779
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2012, 2011, and 2010

	Years ended December 31,
(In thousands, except per share data)	2012	2011	2010
Interest income:
Interest and fees on loans	$154,006	$130,073	$108,400
Interest on debt securities:
Taxable	9,877	11,142	7,031
Nontaxable	1,009	695	157
Interest on federal funds sold	—	2	10
Interest on interest-bearing deposits	257	560	370
Dividends on equity securities	315	368	426
Total interest income	165,464	142,840	116,394
Interest expense:
Interest-bearing transaction accounts	721	811	847
Money market accounts	4,679	7,987	6,245
Savings	275	112	35
Certificates of deposit:
$100 and over	7,077	9,133	9,854
Other	2,654	3,615	5,886
Subordinated debentures	4,082	4,515	4,954
Federal Home Loan Bank advances	3,054	3,550	4,326
Notes payable and other borrowings	625	432	264
Total interest expense	23,167	30,155	32,411
Net interest income	142,297	112,685	83,983
Provision for loan losses not covered under FDIC loss share	8,757	13,300	33,735
Provision for loan losses covered under FDIC loss share	14,033	2,803	—
Net interest income after provision for loan losses	119,507	96,582	50,248
Noninterest income:
Wealth Management revenue	7,300	6,841	6,414
Service charges on deposit accounts	5,664	5,091	4,739
Other service charges and fee income	2,504	1,679	1,128
Gain on sale of other real estate	2,225	862	79
Gain on state tax credits, net	2,207	3,645	2,250
Gain on sale of investment securities	1,156	1,450	1,987
Change in FDIC loss share receivable	(14,869)	(3,494)	99
Miscellaneous income	2,897	2,434	1,664
Total noninterest income	9,084	18,508	18,360
Noninterest expense:
Employee compensation and benefits	43,497	36,839	28,316
Occupancy	5,393	5,001	4,297
Furniture and equipment	1,636	1,601	1,393
Data processing	3,454	3,159	2,234
FDIC and other insurance	3,491	4,119	4,402
Loan legal and other real estate expense	6,732	10,703	9,941
Other	22,474	16,296	11,629
Total noninterest expense	86,677	77,718	62,212

Income before income tax expense	41,914	37,372	6,396
Income tax expense	13,618	11,949	823
Net income	$28,296	$25,423	$5,573

Net income available to common shareholders	$25,101	$22,899	$3,106

Earnings per common share
Basic	$1.41	$1.37	$0.21
Diluted	1.37	1.34	0.21
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2012, 2011, and 2010

	Years ended December 31,
(in thousands)	2012	2011	2010
Net income	$28,296	$25,423	$5,573
Other comprehensive income (loss), net of tax:
Unrealized gain/(loss) on investment securities arising during the period, net of income tax expense/(benefit) of $3,384, $2,771, and $(325), respectively	4,894	5,207	(79)
Less reclassification adjustment for realized gain on sale of securities included in net income, net of income tax expense of $450, $522, and $715, respectively	(706)	(928)	(1,272)
Reclassification of cash flow hedge, net of income tax expense/(benefit) of $0, $(58), and $(87), respectively	—	(104)	(155)
Total other comprehensive income (loss)	4,188	4,175	(1,506)
Total comprehensive income	$32,484	$29,598	$4,067

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2012, 2011, and 2010

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2010	$31,802	$130	$(1,743)	$117,000	$15,790	$933	$163,912
Net income	—	—	—	—	5,573	—	5,573
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	(79)	(79)
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(1,272)	(1,272)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(155)	(155)
Total comprehensive income							4,067
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,121)	—	(3,121)
Cash dividends paid on preferred stock	—	—	—	—	(1,750)	—	(1,750)
Preferred stock accretion of discount	717	—	—	—	(717)	—	—
Issuance under equity compensation plans, 74,971 shares	—	—	—	357	—	—	357
Issuance under private stock offering, 1,931,610 shares	—	20	—	14,863	—	—	14,883
Share-based compensation	—	—	—	1,947	—	—	1,947
Excess tax expense related to equity compensation plans	—	—	—	(494)	—	—	(494)
Balance December 31, 2010	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net income	—	—	—	—	25,423	—	25,423
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	5,207	5,207
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(928)	(928)
Reclassification of cash flow hedge, net of tax	—	—	—	—	—	(104)	(104)
Total comprehensive income							29,598
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,577)	—	(3,577)
Cash dividends paid on preferred stock	—	—	—	—	(1,750)	—	(1,750)
Preferred stock accretion of discount	774	—	—	—	(774)	—	—
Issuance under equity compensation plans, 140,561 shares	—	1	—	1,467	—	—	1,468
Issuance under public stock offering, 2,743,900 shares	—	27	—	32,585	—	—	32,612
Share-based compensation	—	—	—	1,466	—	—	1,466
Excess tax expense related to equity compensation plans	—	—	—	(53)	—	—	(53)
Balance December 31, 2011	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	28,296	—	28,296
Change in fair value of available for sale securities, net of tax	—	—	—	—	—	4,894	4,894
Reclassification adjustment for realized gain on sale of securities included in net income, net of tax	—	—	—	—	—	(706)	(706)
Total comprehensive income							32,484
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,757)	—	(3,757)
Cash dividends paid on preferred stock	—	—	—	—	(1,711)	—	(1,711)
Preferred stock accretion of discount	1,707	—	—	—	(1,707)	—	—
Repurchase of preferred stock	(35,000)	—	—	—	—	—	(35,000)
Issuance under equity compensation plans, 238,290 shares	—	3	—	1,558	—	—	1,561
Share-based compensation	—	—	—	2,537	—	—	2,537
Excess tax benefit related to equity compensation plans	—	—	—	66	—	—	66
Balance December 31, 2012	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011, and 2010

	Years ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$28,296	$25,423	$5,573
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,529	2,737	2,936
Provision for loan losses	22,790	16,103	33,735
Deferred income taxes	(8,535)	(733)	766
Net amortization of debt securities	7,923	6,210	3,527
Amortization of intangible assets	1,879	999	420
Gain on sale of investment securities	(1,156)	(1,450)	(1,987)
Mortgage loans originated for sale	(99,499)	(72,449)	(93,778)
Proceeds from mortgage loans sold	93,737	71,405	91,813
Gain on sale of other real estate	(2,225)	(862)	(79)
Gain on state tax credits, net	(2,207)	(3,645)	(2,250)
Excess tax (benefit) expense of share-based compensation	(66)	53	494
Share-based compensation	2,537	1,466	1,947
Valuation adjustment on other real estate	2,398	4,702	5,632
Net accretion of loan discount and indemnification asset	(24,398)	(13,950)	(5,652)
Changes in:
Accrued interest receivable	695	(50)	286
Accrued interest payable	(480)	(647)	(636)
Prepaid FDIC insurance	2,933	2,904	3,027
Other assets	(6,063)	(2,386)	(2,576)
Other liabilities	16,285	(8,699)	6,026
Net cash provided by operating activities	37,373	27,131	49,224
Cash flows from investing activities:
Cash received from sale of Millennium Brokerage Group	—	—	4,000
Cash paid for acquisition of Home National Bank	—	—	(224,471)
Cash received from acquisition of Legacy Bank	—	8,926	—
Cash received from acquisition of The First National Bank of Olathe	12,544	112,778	—
Cash received from BankLiberty branch purchase	—	42,591	—
Net (increase) decrease in loans	(107,283)	(85,034)	20,920
Net cash proceeds received from FDIC loss share receivable	91,641	41,415	5,009
Proceeds from the sale of debt and equity securities, available for sale	110,876	84,456	126,987
Proceeds from the maturity of debt and equity securities, available for sale	122,955	164,460	114,112
Proceeds from the sale of other investments	—	—	93
Proceeds from the redemption of other investments	9,238	6,061	6,130
Proceeds from the sale of state tax credits held for sale	10,606	16,690	9,569
Proceeds from the sale of other real estate	53,850	43,828	17,607
Payments for the purchase/origination of:
Available for sale debt and equity securities	(278,163)	(431,374)	(323,834)
Other investments	(8,714)	(1,655)	(7,193)
Bank owned life insurance	—	—	(20,000)
State tax credits held for sale	(19,157)	(1,838)	(15,869)
Fixed assets	(4,675)	(910)	(957)
Net cash (used in) provided by investing activities	(6,282)	394	(287,897)

	Years ended December 31,
(in thousands)	2012	2011	2010
Cash flows from financing activities:
Net increase in noninterest-bearing deposit accounts	101,325	126,953	76,428
Net (decrease) increase in interest-bearing deposit accounts	(233,828)	(298,933)	279,877
Proceeds from Federal Home Loan Bank advances	173,500	—	52,780
Repayments of Federal Home Loan Bank advances	(195,500)	(23,254)	(73,580)
Proceeds from notes payable	12,000	—	—
Repayments of notes payable	(300)	—	—
Debt issuance costs	(45)	—	—
Net increase in other borrowings	78,825	33,484	79,995
Cash dividends paid on common stock	(3,757)	(3,577)	(3,121)
Excess tax benefit (expense) of share-based compensation	66	(53)	(494)
Payments for the repurchase of preferred stock	(35,000)	—	—
Cash dividends paid on preferred stock	(1,711)	(1,750)	(1,750)
Issuance of common stock	3	32,612	14,883
Proceeds from the issuance of equity instruments	1,558	1,468	357
Net cash (used in) provided by financing activities	(102,864)	(133,050)	425,375
Net (decrease) increase in cash and cash equivalents	(71,773)	(105,525)	186,702
Cash and cash equivalents, beginning of period	188,143	293,668	106,966
Cash and cash equivalents, end of period	$116,370	$188,143	$293,668
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,687	$30,429	$33,048
Income taxes	11,333	21,621	960
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$26,484	$22,913	$37,763
Sales of other real estate financed	5,619	5,621	8,609

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

•
On July 9, 2010, the Bank entered into a loan sale agreement with the FDIC to purchase the loans originated and other real estate acquired by the Arizona operations of Home National Bank (“Home National”), of Blackwell, Oklahoma.

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

Use of Estimates
The consolidated financial statements of the Company have been prepared in conformity in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”.) In preparing the consolidated financial statements, management is required to make estimates and assumptions, which significantly affect the reported amounts in the consolidated financial statements. Such estimates include the valuation of loans, goodwill, intangible assets, indemnification assets, and other long-lived assets, along with assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Decreased real estate values, volatile credit markets, and persistent high unemployment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold to be cash and cash equivalents. At December 31, 2012 and 2011, approximately $16.5 million and $16.6 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

Investments
The Company has classified all investments in debt securities as available for sale.

Securities classified as available for sale are carried at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. All previous fair value adjustments included in the separate component of shareholders' equity are reversed upon sale.

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it's more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.

Premiums and discounts are amortized or accreted over the expected lives of the respective securities as an adjustment to yield using the interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2012 or 2011. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

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

Loans Acquired Through Transfer
Loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount with differences in actual results reflected in interest income.

Impaired Loans
A loan is considered impaired when management believes it is probable that collection of all amounts due, both principal and interest, according to the contractual terms of the loan agreement will not occur. Non-accrual loans, loans past due greater than 90 days and still accruing, unless adequately secured and in the process of collection, and restructured loans qualify as “impaired loans.” Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate. Loans are also considered “impaired” when it becomes probable that the Company will be unable to collect all amounts due according to the loan's contractual terms.

When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate at origination. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectable. Loans and leases, which are deemed uncollectable, are charged off and deducted from the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses.

Impaired loans exclude credit-impaired loans that were acquired in the FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis and are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated. See Note 2 - Acquisitions and Note 7 - Portfolio Loans Covered by Loss Share ("Covered loans") for more information on these loans.

Loan Charge-Offs
Loans are charged-off when the book balance of any loan whose primary and secondary sources of repayment (cash flow, collateral) no longer represent viable collection alternatives and the tertiary source (guarantors) must be sued to induce honoring the guaranty.

Allowance For Loan Losses
The allowance for loan losses is increased by provision charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and probable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

Allowance for Loan Losses on Credit-Impaired Acquired Loans
The Company updates its cash flow projections for credit-impaired acquired loans, including loans acquired from the FDIC, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current state at the re-measurement date. Loss severity factors are based upon industry data.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in the provision for loan losses. As a result of impairment, the FDIC loss share receivable is increased to reflect future cash to be received from the FDIC. The amount of the increase is recorded in noninterest income and is determined based on the specific loss share agreement, but is generally 80% of the losses. See Loans Acquired Through Transfer above for further discussion. Any increase in expected future cash flows due to a decrease in expected credit losses will reverse previously recorded impairment, if any, and add to the accretable yield on the loan pool, prospectively. In addition the accretion of the FDIC loss share receivable will decrease prospectively over the remaining life. Increases and decreases to the FDIC loss share receivable are recorded as adjustments to noninterest income.

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

FDIC Loss Share Receivable and Clawback Liability
As part of the FDIC- assisted transactions, the Bank entered into loss sharing agreements with the FDIC. The FDIC will reimburse the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“Covered Assets”). In addition, the Bank will be reimbursed for certain expenses related to the Covered Assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable") was estimated based on expected losses and cash flows on the Covered Assets. The FDIC Loss Share Receivable is measured separately from the related Covered Assets and recorded separately on the balance sheet because it is not contractually embedded in the Covered Assets and is not transferable.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. See Note 2 - Acquisitions, for further information regarding these transactions.

Subsequent to initial recognition, the FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related Covered Assets. Any decrease in expected cash flows due to an increase in expected credit losses will increase the FDIC Loss Share Receivable which will partially offset the impairment recorded on the Covered loans. Any increase in expected future cash flows due to a decrease in expected credit losses will decrease the accretion of the FDIC Loss Share Receivable prospectively over the remaining life. Increases and decreases to the FDIC Loss Share Receivable are recorded as adjustments to noninterest income.

As stipulated in some of its agreements with the FDIC, the Company may be required to reimburse the FDIC if certain levels of cash flows are met over the duration of a loss share agreement. This reimbursement, or clawback liability, is measured quarterly over the duration of the agreement.

Fixed Assets
Buildings, leasehold improvements, and furniture, fixtures, equipment, and capitalized software are stated at cost less accumulated depreciation. All categories are computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years, buildings and leasehold improvements over ten to forty years, and capitalized software over three years based upon estimated lives or lease obligation periods.

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

Cash Surrender Value of Life Insurance
The Company has purchased bank-owned life insurance policies on certain bank officers.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in noninterest income.

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

The Company identifies potential goodwill impairments by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment is not indicated as long as the fair value of the reporting unit is greater than its carrying value. The second step of the impairment test is only required if a goodwill impairment is identified in step one. The second step of the test compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

Impairment of Long-Lived Assets
Long-lived assets, such as fixed assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

The purchase price allocation process requires an estimation of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes an estimate of the acquisition-date fair value as part of the cost of the combination. The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition. As a general rule, goodwill established in connection with a stock purchase is non-deductible for tax purposes.

For divestitures, the Company measures an asset (disposal group) classified as held for sale at the lower of its carrying value at the date the asset is initially classified as held for sale or its fair value less costs to sell. The Company reports the results of operations of a component that either has been disposed of or held for sale as discontinued operations if:

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

Basic and Diluted Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the net income and weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method and convertible debt using the if-converted method.

Reclassification
Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

NOTE 2 - ACQUISITIONS

FDIC-Assisted Transactions
The Covered Assets acquired are recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at the various acquisition dates and no carryover of the related allowance from the failed banks. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income, prospectively.

In connection with each acquisition, the Bank also entered into a shared-loss agreement whereby the FDIC will reimburse the Bank for a percentage of all losses incurred on certain loans and other real estate covered under the agreement. The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The shared-loss agreements applicable to single-family residential mortgage loans have terms of ten (10) years, while the shared-loss agreements applicable to all other Covered Assets have terms of five (5) years, while requiring the Bank to reimburse the FDIC for any recoveries of such shared losses for a period of eight (8) years.

The reimbursable losses from the FDIC were recorded at fair value as of the date of acquisition based on the present value of expected cash flows from the reimbursement of credit losses on the Covered Assets. These reimbursable losses, which are recorded as FDIC loss share receivable on the Consolidated Balance Sheets, are measured separately from the Covered Assets as the shared-loss agreement with the FDIC is not contractually embedded in or transferable with the Covered Assets. Reimbursements received from the FDIC for actual incurred losses will reduce the FDIC loss share receivable. Subsequent measurements of the remaining loss reimbursements under the shared-loss agreement are determined on the same basis as the Covered Assets. In certain circumstances, reductions to the expected losses on the Covered Assets will result in the amortization of the FDIC loss share receivable. Any amortization of the FDIC loss share receivable shall be limited to the lesser of the contractual terms of the shared-loss agreement and the remaining life of the Covered Assets. Additional expected losses, to the extent such expected losses result in a provision for loan losses, will increase the FDIC loss share receivable.

The Company has omitted certain pro forma financial information surrounding its FDIC-Assisted Transactions as allowed under Staff Accounting Bulletin 1K - Financial Statements of Acquired Troubled Financial Institutions as this information is not reasonably available.

Acquisition of The First National Bank of Olathe
On August 12, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of FNBO, headquartered in Olathe, Kansas, a national bank chartered by the Office of the Comptroller of the Currency.

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

In connection with the acquisition, the Bank entered into shared-loss agreements with the FDIC that covered approximately $388.2 million of Covered Assets. Pursuant to the terms of the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses up to $112.6 million, 0% of losses between $112.6 million and $148.9 million and 80% of losses in excess of $148.9 million with respect to Covered Assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the shared-loss agreements.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Amount
Cash and cash equivalents	$73,478
Securities available for sale	37,932
Other investments	4,563
Portfolio loans	171,452
Other real estate	39,124
FDIC receivable	49,218
FDIC loss share receivable	101,220
Goodwill	26,712
Core deposit intangible	7,905
Other assets	4,609
Total deposits	(508,941)
Federal Home Loan Bank Advances	(1,699)
Other liabilities	(5,573)

Acquisition of Legacy Bank
On January 7, 2011, the Bank entered into a purchase and assumption agreement with the FDIC and acquired certain assets and assumed certain liabilities of Legacy, a full service community bank that was headquartered in Scottsdale, Arizona. As part of the acquisition, the Bank also acquired approximately $55.6 million of discretionary and $13.6 million of non-discretionary trust assets. Pursuant to the terms of the of the shared-loss agreement the FDIC will reimburse the Bank for 80% for all losses incurred on Covered Assets.

The Company provided the FDIC with a VAI whereby 372,500 units were awarded to the FDIC at an exercise price of $10.63 per unit. The units were exercisable at any time from January 14, 2011 until January 6, 2012. The FDIC exercised the units on January 20, 2011 at a settlement price of $11.8444. A cash payment of $452,364 was made to the FDIC on January 21, 2011.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Amount
Cash and cash equivalents	$8,926
Securities available for sale	9,569
Other investments	1,969
Portfolio loans	73,214
Other real estate	8,612
FDIC loss share receivable	25,220
Goodwill	1,558
Core deposit intangible	833
Other assets	466
Total deposits	(113,620)
Federal Home Loan Bank Advances	(16,256)
Other liabilities	(491)

Other Acquisitions

Acquisition of Creve Coeur, Missouri branch
On October 21, 2011, the Bank purchased certain assets and assumed certain deposit liabilities from BankLiberty of Liberty, Missouri. The Bank assumed $43.0 million in deposits associated with the BankLiberty branch located at 11401 Olive Boulevard, in the St. Louis suburb of Creve Coeur, Missouri. The deposits consisted of $2.6 million in demand deposits, $21.9 million in money market and other interest bearing deposits, and $18.5 million in certificates of deposit. The Bank also paid a deposit premium of $323,000 on these deposits and purchased $150,000 of personal property in the branch. The Bank executed a sublease on approximately 6,556 square feet at the above address. Enterprise currently operates the location as a full-service branch of the Bank.

NOTE 3 - EARNINGS PER SHARE

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net income as reported	$28,296	$25,423	$5,573
Preferred stock dividend	(1,488)	(1,750)	(1,750)
Accretion of preferred stock discount	(1,707)	(774)	(717)
Net income available to common shareholders	$25,101	$22,899	$3,106

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	1,485	1,485	—
Net income available to common shareholders and assumed conversions	$26,586	$24,384	$3,106

Weighted average common shares outstanding	17,859	16,683	14,747
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	1,439	—
Additional dilutive common stock equivalents	40	23	—
Weighted average diluted common shares outstanding	19,338	18,145	14,747

Basic earnings per common share:	$1.41	$1.37	$0.21
Diluted earnings per common share:	$1.37	$1.34	$0.21

There were 1.0 million common stock equivalents (including 324,074 common stock warrants) for fiscal year 2012; 899,493 common stock equivalents (including 324,074 common stock warrants) for fiscal year 2011; and 2.7 million common stock equivalents (including 324,074 common stock warrants) for fiscal year 2010, which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 4 - PREFERRED STOCK AND COMMON STOCK WARRANTS

Preferred Stock
On December 19, 2008, the Company entered into an agreement with the United States Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program, pursuant to which the Company sold (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Senior Preferred Stock”) and (ii) a warrant to purchase 324,074 shares of EFSC common stock (“common stock warrants”), par value $0.01 per share, for an aggregate investment by the U.S. Treasury of $35.0 million. On November 7, 2012, the Company repurchased all of the Senior Preferred Stock from the U.S Treasury for an aggregate purchase price of $35.4 million, which included $399,000 for accrued and unpaid dividends.

The proceeds received were allocated between the Senior Preferred Stock and the common stock warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflected the value allocated to the warrants. The discount was being accreted using a level-yield basis over five years, consistent with management's estimate of the life of the preferred stock. The Company recorded approximately

$1.0 million of incremental accretion on the Senior Preferred Stock during 2012 to eliminate the remaining discount when the Senior Preferred Stock was repurchased. The allocated carrying value of the Senior Preferred Stock and common stock warrants on the date of issuance (based on their relative fair values) were $31.1 million and $3.9 million, respectively. Cumulative dividends on the Senior Preferred Stock were payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share.

Common Stock Warrants
The common stock warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $16.20 per share (subject to certain anti-dilution adjustments). Assumptions were used in estimating the fair value of common stock warrants. The weighted average expected life of the common stock warrants represent the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Company's stock. The following assumptions were used in estimating the fair value for the common stock warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.1%, an expected volatility of 47.3%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the common stock warrants was $3.0 million. As previously noted, based on the common stock warrants' fair value relative to the Senior Preferred Stock fair value, $3.9 million of the $35.0 million initial proceeds was recorded to Additional paid in capital in the December 31, 2012 and 2011 consolidated balance sheets.

On January 9, 2013, the Company repurchased the warrants issued to the U.S Treasury as part of the Capital Purchase Program. Refer to Note 25- Subsequent Events for further details on the transaction.

NOTE 5 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale:

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$149,039	$3,329	$—	$152,368
Obligations of states and political subdivisions	51,202	2,279	(478)	53,003
Residential mortgage-backed securities	427,221	7,884	(264)	434,841
	$627,462	$13,492	$(742)	$640,212

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$126,305	$678	$(66)	$126,917
Obligations of states and political subdivisions	38,489	1,729	(381)	39,837
Residential mortgage-backed securities	422,761	5,269	(1,602)	426,428
	$587,555	$7,676	$(2,049)	$593,182

At December 31, 2012, and December 31, 2011, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $359.3 million and $287.8 million at December 31, 2012, and December 31, 2011, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 3 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,701	$2,728
Due after one year through five years	161,850	165,719
Due after five years through ten years	29,087	30,585
Due after ten years	6,603	6,339
Mortgage-backed securities	427,221	434,841
	$627,462	$640,212

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$6,434	$122	$3,389	$356	$9,823	$478
Residential mortgage-backed securities	40,471	143	11,266	121	51,737	264
	$46,905	$265	$14,655	$477	$61,560	$742

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$23,389	$66	$—	$—	$23,389	$66
Obligations of states and political subdivisions	1,503	8	3,027	373	4,530	381
Residential mortgage-backed securities	86,954	1,598	4,203	4	91,157	1,602
	$111,846	$1,672	$7,230	$377	$119,076	$2,049

The unrealized losses at both December 31, 2012, and December 31, 2011, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2012, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	December 31,
(in thousands)	2012	2011	2010
Gross gains realized	$1,399	$1,450	$1,987
Gross losses realized	(243)	—	—
Proceeds from sales	110,876	84,456	126,987

Other Investments, At Cost
As a member of the FHLB system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in the capital stock of its respective FHLB consisting of membership stock and activity-based stock. The FHLB capital stock of $7.6 million is recorded at cost, and is included in other investments in the consolidated balance sheets, which represents redemption value. The Bank also has a $1.3 million investment in the FHLB of San Francisco. The remaining amounts in Other investments include the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 12-Subordinated Debentures) and various private equity investments.

NOTE 6 - PORTFOLIO LOANS NOT COVERED BY LOSS SHARE ("Non-covered")

Below is a summary of Non-covered loans by category at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Real Estate Loans:
Construction and Land Development	$160,911	$140,147
Commercial real estate - Investor Owned	486,467	477,154
Commercial real estate - Owner Occupied	333,242	334,416
Residential real estate	145,558	171,034
Total real estate loans	$1,126,178	$1,122,751
Commercial and industrial	962,884	763,202
Consumer & other	16,966	11,459
Portfolio Loans	$2,106,028	$1,897,412
Unearned loan income (costs), net	11	(338)
Portfolio loans, including unearned loan costs	$2,106,039	$1,897,074

The Company originates commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

Following is a summary of activity for the years ended December 31, 2012, 2011, and 2010 of loans to executive officers and directors or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability.

(in thousands)	2012	2011	2010
Balance at beginning of year	$13,413	$13,887	$9,240
New loans and advances	8,162	9,927	6,411
Payments and other reductions	(4,700)	(10,401)	(1,764)
Balance at end of year	$16,875	$13,413	$13,887

A summary of activity in the allowance for loan losses and the recorded investment in Non-covered loans by portfolio class and category based on impairment method for the years ended indicated below is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance at December 31, 2012
Allowance for Loan Losses:
Balance, beginning of year	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Provision charged to expense	774	1,173	6,294	3,081	(1,751)	15	(829)	8,757
Losses charged off	(3,233)	(3,326)	(2,728)	(4,384)	(1,605)	—	—	(15,276)
Recoveries	578	48	86	695	1,451	2	—	2,860
Balance, end of year	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330

Balance at December 31, 2011
Allowance for Loan Losses:
Balance, beginning of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$42,759
Provision charged to expense	4,123	1,878	2,181	7,652	(244)	(136)	(2,154)	13,300
Losses charged off	(5,488)	(955)	(1,474)	(10,627)	(1,613)	(5)	—	(20,162)
Recoveries	583	314	415	415	303	62	—	2,092
Balance, end of year	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989

Balance at December 31, 2010
Allowance for Loan Losses:
Balance, beginning of year	$9,715	$5,992	$13,608	$4,289	$3,859	$45	$5,487	$42,995
Provision charged to expense	6,720	(86)	5,656	15,952	5,481	141	(129)	33,735
Losses charged off	(3,865)	(846)	(14,636)	(12,148)	(4,391)	(274)	—	(36,160)
Recoveries	157	—	1,001	314	536	181	—	2,189
Balance, end of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$42,759

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance December 31, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,446	$339	$3,400	$732	$259	$—	$—	$8,176
Collectively evaluated for impairment	6,618	3,853	7,003	4,507	1,767	31	2,375	26,154
Total	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Loans - Ending Balance:
Individually evaluated for impairment	$8,934	$5,772	$16,762	$4,695	$2,564	$—	$—	$38,727
Collectively evaluated for impairment	953,950	327,470	469,705	156,216	142,994	16,977	—	2,067,312
Total	$962,884	$333,242	$486,467	$160,911	$145,558	$16,977	$—	$2,106,039

Balance at December 31, 2011
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,214	$1,377	$2,315	$2,927	$896	$—	$—	$10,729
Collectively evaluated for impairment	8,731	4,920	4,436	2,920	3,035	14	3,204	27,260
Total	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Loans - Ending Balance:
Individually evaluated for impairment	$5,634	$4,572	$11,127	$14,767	$5,522	$—	$—	$41,622
Collectively evaluated for impairment	757,568	329,844	466,027	125,380	165,512	11,121	—	1,855,452
Total	$763,202	$334,416	$477,154	$140,147	$171,034	$11,121	$—	$1,897,074

A summary of Non-covered loans individually evaluated for impairment by category at December 31, 2012 and 2011, is as follows:

	December 31, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$9,005	$96	$8,838	$8,934	$3,446	$6,379
Real Estate:
Commercial - Owner Occupied	6,726	2,178	3,594	5,772	339	7,985
Commercial - Investor Owned	19,864	185	16,577	16,762	3,400	10,500
Construction and Land Development	6,491	1,560	3,135	4,695	732	10,259
Residential	3,132	1,626	938	2,564	259	4,368
Consumer & Other	—	—	—	—	—	—
Total	$45,218	$5,645	$33,082	$38,727	$8,176	$39,491

	December 31, 2011
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$7,517	$128	$5,506	$5,634	$3,214	$6,571
Real Estate:
Commercial - Owner Occupied	5,099	—	4,572	4,572	1,377	2,711
Commercial - Investor Owned	15,676	914	10,213	11,127	2,315	10,562
Construction and Land Development	19,685	1,628	13,139	14,767	2,927	16,114
Residential	6,465	2,211	3,311	5,522	896	9,588
Consumer & Other	—	—	—	—	—	—
Total	$54,442	$4,881	$36,741	$41,622	$10,729	$45,546

There was one loan over 90 days past due and still accruing interest at December 31, 2012 and 2011, and no loans over 90 days past due and still accruing interest at December 31, 2010. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $2.7 million, $3.0 million and $3.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. The cash amount collected and recognized as interest income on impaired loans was $402,000, $513,000 and $78,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $461,000, $429,000 and $150,000 for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, there were $775,000 of unadvanced commitments on impaired loans. Other liabilities include approximately $124,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in impaired Non-covered loans by category at December 31, 2012 and 2011, is as follows:

	December 31, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$8,929	$5	$—	$8,934
Real Estate:
Commercial - Investor Owned	16,762	—	—	16,762
Commercial - Owner Occupied	5,772	—	—	5,772
Construction and Land Development	3,260	1,435	—	4,695
Residential	2,564	—	—	2,564
Consumer & Other	—	—	—	—
Total	$37,287	$1,440	$—	$38,727

	December 31, 2011
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,475	$1,159	$—	$5,634
Real Estate:
Commercial - Investor Owned	6,647	4,480	—	11,127
Commercial - Owner Occupied	4,129	443	—	4,572
Construction and Land Development	10,335	3,677	755	14,767
Residential	5,299	223	—	5,522
Consumer & Other	—	—	—	—
Total	$30,885	$9,982	$755	$41,622

The recorded investment by category for the Non-covered loans that have been restructured at December 31, 2012 and 2011, is as follows:

	Year ended December 31, 2012			Year ended December 31, 2011
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	1	$5	$5	5	$2,102	$1,159
Real Estate:
Commercial - Owner Occupied	—	—	—	1	443	443
Commercial - Investor Owned	—	—	—	1	4,365	4,480
Construction and Land Development	1	1,800	1,435	2	4,341	3,677
Residential	—	—	—	1	223	223
Consumer & Other	—	—	—	—	—	—
Total	2	$1,805	$1,440	10	$11,474	$9,982

The restructured Non-covered loans primarily resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2012, the Company has allocated $159,000 of specific reserves to the loans that have been restructured.

The recorded investment by category for the Non-covered loans that have been restructured and subsequently defaulted during 2012 and 2011 is as follows:

	Year ended December 31, 2012		Year ended December 31, 2011
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial & Industrial	2	$166	—	$—
Real Estate:
Commercial - Owner Occupied	—	—	—	—
Commercial - Investor Owned	—	—	1	418
Construction and Land Development	—	—	2	597
Residential	—	—	1	563
Consumer & Other	—	—	—	—
Total	2	$166	4	$1,578

The aging of the recorded investment in past due Non-covered loans by portfolio class and category at December 31, 2012 and 2011 is shown below.

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$14	$—	$14	$962,870	$962,884
Real Estate:
Commercial - Owner Occupied	1,352	2,081	3,433	329,809	333,242
Commercial - Investor Owned	—	4,045	4,045	482,422	486,467
Construction and Land Development	1,201	1,559	2,760	158,151	160,911
Residential	616	593	1,209	144,349	145,558
Consumer & Other	34	—	34	16,943	16,977
Total	$3,217	$8,278	$11,495	$2,094,544	$2,106,039

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$4,521	$792	$5,313	$757,889	$763,202
Real Estate:
Commercial - Owner Occupied	1,945	1,522	3,467	330,949	334,416
Commercial - Investor Owned	2,308	4,209	6,517	470,637	477,154
Construction and Land Development	1,356	9,786	11,142	129,005	140,147
Residential	299	4,137	4,436	166,598	171,034
Consumer & Other	—	—	—	11,121	11,121
Total	$10,429	$20,446	$30,875	$1,866,199	$1,897,074

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

The recorded investment by risk category of the Non-covered loans by portfolio class and category at December 31, 2012, which is based upon the most recent analysis performed, and December 31, 2011 is as follows:

	December 31, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$912,766	$29,524	$18,546	$2,048	$962,884
Real Estate:
Commercial - Owner Occupied	290,850	26,336	15,898	158	333,242
Commercial - Investor Owned	389,886	64,707	31,874	—	486,467
Construction and Land Development	124,857	9,543	26,012	499	160,911
Residential	130,159	5,921	9,478	—	145,558
Consumer & Other	16,972	5	—	—	16,977
Total	$1,865,490	$136,036	$101,808	$2,705	$2,106,039

	December 31, 2011
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$683,239	$50,197	$27,229	$2,537	$763,202
Real Estate:
Commercial - Owner Occupied	276,802	40,207	16,225	1,182	334,416
Commercial - Investor Owned	405,686	56,370	14,894	204	477,154
Construction and Land Development	91,286	27,056	21,461	344	140,147
Residential	148,309	4,814	16,419	1,492	171,034
Consumer & Other	11,112	9	—	—	11,121
Total	$1,616,434	$178,653	$96,228	$5,759	$1,897,074

NOTE 7 - PORTFOLIO LOANS COVERED BY LOSS SHARE ("Covered Loans")

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income, prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired loans that have common risk characteristics are aggregated into pools. The Company generally remeasures contractual and expected cash flows, at the pool-level, on a quarterly basis.

The Company updates its cash flow projections for credit-impaired acquired loans, including loans acquired from the FDIC, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current state at the re-measurement date. Loss severity factors are based upon industry data.

Covered loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not always a clear indicator of the Company's losses on acquired loans as a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.

Below is a summary of Covered loans by category at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(in thousands)	Weighted- Average Risk Rating	Recorded Investment Covered Loans	Weighted- Average Risk Rating	Recorded Investment Covered Loans
Real Estate Loans:
Construction and Land Development	7.06	$30,537	7.22	$65,990
Commercial real estate - Investor Owned	6.08	57,602	6.12	75,093
Commercial real estate - Owner Occupied	6.65	47,140	6.03	63,101
Residential real estate	5.68	42,531	4.81	56,828
Total real estate loans		$177,810		$261,012
Commercial and industrial	6.57	22,034	6.61	36,423
Consumer & other	4.19	1,274	4.14	3,175
Portfolio Loans		$201,118		$300,610

The aging of the recorded investment in past due Covered loans by portfolio class and category at December 31, 2012 and 2011 is shown below:

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$319	$3,925	$4,244	$17,790	$22,034
Real Estate:
Commercial - Owner Occupied	887	5,144	6,031	41,109	47,140
Commercial - Investor Owned	308	665	973	56,629	57,602
Construction and Land Development	36	13,532	13,568	16,969	30,537
Residential	1,232	2,907	4,139	38,392	42,531
Consumer & Other	1	2	3	1,271	1,274
Total	$2,783	$26,175	$28,958	$172,160	$201,118

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$879	$9,867	$10,746	$25,677	$36,423
Real Estate:
Commercial - Owner Occupied	1,438	9,684	11,122	51,979	63,101
Commercial - Investor Owned	2,530	7,021	9,551	65,542	75,093
Construction and Land Development	2,842	28,745	31,587	34,403	65,990
Residential	1,634	3,341	4,975	51,853	56,828
Consumer & Other	236	7	243	2,932	3,175
Total	$9,559	$58,665	$68,224	$232,386	$300,610

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

Changes in the accretable yield for purchased loans were as follows for the years ended December 31, 2012, and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Balance at beginning of period	$63,335	$46,460
Additions	—	40,380
Accretion	(47,802)	(23,792)
Reclassifications from nonaccretable difference	68,817	9,137
Other	(5,582)	(8,850)
Balance at end of period	$78,768	$63,335

Other changes in the accretable yield include the impact of cash flow timing estimates, changes in variable interest rates, and other non-credit related adjustments. Outstanding balances on purchased loans from the FDIC were $301.2 million and $496.2 million as of December 31, 2012, and December 31, 2011, respectively. For the years ended December 31, 2012 and 2011, the Bank received payments of $91.6 million and $41.4 million, respectively, for loss share claims under the terms of the FDIC shared-loss agreements.

Due to continued favorable projections in expected cash flows, the Company now anticipates it will be required to pay the FDIC at the end of one of its loss share agreements. Accordingly, a contingent liability and related expense of

$575,000 has been recorded through Other Noninterest expense. See FDIC Loss Share Receivable and Clawback Liability in Note 1 - Summary of Significant Accounting Policies for additional information.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At December 31, 2012, and December 31, 2011, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At December 31, 2012, the Company had $1.7 million of counterparty credit exposure on derivatives. This counterparty risk is considered as part of underwriting and on-going monitoring policies. At December 31, 2012, the Company had pledged cash of $3.3 million and at December 31, 2011, the Company had pledged cash of $2.7 million, as collateral in connection with our interest rate swap agreements.

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

•
Economic hedge of prime based loans. Previously, the Company had two outstanding interest rate swap agreements whereby the Company paid a variable rate of interest equivalent to the prime rate and received a fixed rate of interest. The swaps were designed to hedge the cash flows associated with a portion of prime based loans and had been designated as cash flow hedges. However, in December 2008, due to a variable rate differential, the Company concluded the cash flow hedges would not be prospectively effective and the hedges were dedesignated. The swaps were terminated in February 2009. The unrealized gain prior to dedesignation was included in Accumulated other comprehensive income and is being amortized over the expected life of the related loans. For the year ended December 31, 2011, $162,000 was reclassified into Miscellaneous income.

At December 31, 2011, and throughout 2012, there were no additional amounts remaining in Accumulated other comprehensive income to be reclassified into operations.
The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate cap contracts	$49,050	$80,050	$13	$94	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for 2012, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2012	2011	2010
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(80)	$(435)	$(1,340)
Interest rate swap contracts	Miscellaneous income	—	162	242

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Non-designated hedging instruments
Interest rate swap contracts	$126,962	$65,077	$1,741	$1,095	$1,979	$1,796
Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for 2012, 2011 and 2010.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2012	2011	2010
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(447)	$(620)	$(594)

NOTE 9 - FIXED ASSETS

A summary of fixed assets at December 31, 2012 and 2011, is as follows:

	December 31,
(in thousands)	2012	2011
Land	$3,263	$2,236
Buildings and leasehold improvements	24,796	22,370
Furniture, fixtures and equipment	13,780	13,231
Capitalized software	1,100	865
	42,939	38,702
Less accumulated depreciation and amortization	21,818	19,716
Total fixed assets	$21,121	$18,986

Depreciation and amortization of building, leasehold improvements, and furniture, fixtures, equipment and capitalized software included in noninterest expense amounted to $2.5 million, $2.7 million, and $2.9 million in 2012, 2011, and 2010, respectively.

The Company has facilities leased under agreements that expire in various years through 2028. The Company's aggregate rent expense totaled $3.1 million, $3.0 million, and $2.5 million in 2012, 2011, and 2010, respectively. Sublease rental income was $163,000, $150,000, and $126,000 for 2012, 2011, and 2010, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2013	2,534
2014	2,390
2015	2,168
2016	2,363
2017	1,915
Thereafter	8,561
Total	$19,931

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

The table below presents a summary of the goodwill for the years ended December 31, 2012, 2011, and 2010.  The entire goodwill balance is within the Banking reporting unit.

(in thousands)	Total
Balance at December 31, 2010	2,064
Goodwill from purchase of Legacy Bank	1,558
Goodwill from purchase of The First National Bank of Olathe	26,712
Balance at December 31, 2011	$30,334
Balance at December 31, 2012	$30,334

The annual goodwill impairment evaluations in 2010, 2011 and 2012 did not identify any impairment at the Banking reporting unit.

The table below presents a summary of the intangible assets for the years ended December 31, 2012 and 2011.

(in thousands)	Years ended December 31,
	2012	2011
Gross core deposit intangible balance, beginning of period	$12,693	$3,632
Established through acquisitions	—	9,061
Gross core deposit intangible, end of period	12,693	12,693
Accumulated amortization	(5,287)	(3,408)
Core deposit intangible, net, end of period	$7,406	$9,285

Amortization expense on the core deposit intangibles was $1.9 million, $1.0 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, the intangible assets had a weighted average useful life of 10 years.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2012.

Year	Core Deposit Intangible
2013	$1,653
2014	1,426
2015	1,199
2016	973
2017	764
After 2017	1,391
$7,406

NOTE 11 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2012:

(in thousands)	$100,000 and Over	Other	Total
Less than 1 year	$232,805	$101,619	$334,424
Greater than 1 year and less than 2 years	35,780	33,229	69,009
Greater than 2 years and less than 3 years	77,018	26,088	103,106
Greater than 3 years and less than 4 years	48,839	21,082	69,921
Greater than 4 years and less than 5 years	2,454	698	3,152
Over 5 years	—	98	98
	$396,896	$182,814	$579,710

NOTE 12 - SUBORDINATED DEBENTURES

The Corporation has nine unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities.

The amounts and terms of each respective issuance at December 31, 2012 and 2011 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2012	2011
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	25,774	25,774	December 15, 2038	December 15, 2013	Fixed @ 9%
Total trust preferred securities	82,581	82,581

Bank Subordinated notes	2,500	2,500	October 1, 2018	October 1, 2013	Fixed @ 10%
Total Subordinated debentures	$85,081	$85,081

The subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial conditions of the Company. The Company fully and unconditionally guarantees each trust's securities obligations. Under current regulations, the trust preferred securities are included in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

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

NOTE 13 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2012 and 2011, the carrying value of the loans pledged to the FHLB of Des Moines was $442.2 million and $469.0 million, respectively. The secured line of credit had availability of approximately $164.0 million at December 31, 2012.

Enterprise also has a $7.6 million investment in the capital stock of the FHLB of Des Moines and a $1.3 million investment in the capital stock of the FHLB of San Francisco at December 31, 2012.

The following table summarizes the type, maturity and rate of the Company's FHLB advances at December 31:

		2012		2011
(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Long term non-amortizing fixed advance	less than 1 year	$—	—%	$22,000	2.90%
Long term non-amortizing fixed advance	2 - 3 years	10,000	4.53%	—	—%
Long term non-amortizing fixed advance	3 - 4 years	—	—%	10,000	4.53%
Long term non-amortizing fixed advance	4 - 5 years	70,000	3.37%	—	—%
Long term non-amortizing fixed advance	5 - 10 years	—	—%	70,000	3.37%
Total Federal Home Loan Bank Advances		$80,000	3.52%	$102,000	3.38%

All FHLB advances have fixed interest rates. At December 31, 2012, $10.0 million of the advances with a term of two to three years are pre-payable by the Company at anytime, subject to prepayment penalties. Of the advances with a term of four to five years, $70.0 million were callable by the FHLB as of December 31, 2012. In addition to the above advances, at December 31, 2012, the Company also had used $33.7 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 14 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2012	2011
Securities sold under repurchase agreements	$229,560	$154,545
Secured borrowings	3,810	—
Total	233,370	154,545

Average balance during the year	$134,093	$103,392
Maximum balance outstanding at any month-end	233,370	154,545
Average interest rate during the year	0.42%	0.42%
Average interest rate at December 31	0.49%	0.45%

Federal Reserve line
The Bank also has a line with the Federal Reserve Bank of St. Louis for back-up liquidity purposes. As of December 31, 2012, approximately $646.8 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating approximately $780.2 million.

Term Loan
On November 6, 2012, the Company entered into a $12.0 million unsecured term loan agreement ("Term Loan") due on November 6, 2015, with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. A summary of the Term Loan is as follows:

	December 31,
(in thousands)	2012	2011
Term Loan	$11,700	$—

Average balance during the year	$1,835	$—
Maximum balance outstanding at any month-end	12,000	—
Weighted average interest rate during the year	3.50%	—%
Average interest rate at December 31	3.50%	—%

The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company believes it was in compliance with all relevant covenants under the Term Loan at December 31, 2012.

NOTE 15 - LITIGATION AND OTHER CLAIMS

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

Distinctive Notes
The Bank, along with other co-defendants has been named as a defendant in two lawsuits filed by persons alleging to be clients of the Bank’s Trust division who invested in promissory notes (the "Distinctive Notes") issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom. The Company is unable to estimate a reasonably possible loss for the cases described below because there are significant factual issues to be determined and resolved in each case. The Company denies plaintiffs’ allegations and is vigorously defending the lawsuits.

Rosemann, et al. v. Martin Sigillito, et al.
In one of the lawsuits filed in United States District Court for the Eastern District of Missouri, the plaintiffs allege that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs allege to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent and breached its contracts. Plaintiffs also allege that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, are seeking damages from defendants, including the Bank, in excess of $44.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

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

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case filed in Circuit Court of St. Louis County, relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court has now granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants allegedly made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. On October 10, 2012, Plaintiff filed an amended complaint. The Company moved to dismiss the complaint on December 11, 2012 and the Plaintiff recently filed their response to the Company's motion. The Company is unable to estimate a reasonably possible loss for the case because the proceeding is in an early stage and there are significant factual issues to be determined and resolved. The Company denies plaintiffs’ allegations and is vigorously defending the lawsuit.

NOTE 16-REGULATORY MATTERS

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

Under Federal Reserve Board policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization's expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve Board policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2012 and 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012 and 2011, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are also presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$303,951	12.30%	$197,733	8.00%	$—	—%
Enterprise Bank & Trust	290,933	11.85	196,357	8.00	245,446	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	268,870	10.88	98,867	4.00	—	—
Enterprise Bank & Trust	257,565	10.49	98,178	4.00	147,268	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	268,870	8.36	96,519	3.00	—	—
Enterprise Bank & Trust	257,565	8.06	95,862	3.00	159,771	5.00

As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$306,996	13.78%	$178,237	8.00%	$—	—%
Enterprise Bank & Trust	267,717	12.06	177,565	8.00	221,956	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	276,275	12.40	89,118	4.00	—	—
Enterprise Bank & Trust	237,326	10.69	88,783	4.00	133,174	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	276,275	8.26	100,387	3.00	—	—
Enterprise Bank & Trust	237,326	7.09	100,387	3.00	167,311	5.00

NOTE 17 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights ("SSARs"), and restricted stock units (“RSUs”), as designated by the Company's Board of Directors upon the recommendation of the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. There were no options or SSARs granted in 2012. At December 31, 2012, there were 367,203 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $2.5 million, $1.8 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010 respectively. The total income tax benefit/(expense) recognized in additional paid in capital for share-based compensation arrangements was $66,000, $(53,000), and $(494,000) for the years ended December 31, 2012, 2011, and 2010, respectively.

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

	2012	2011	2010
Risk-free interest rate	NA	NA	2.1%
Expected dividend rate	NA	NA	0.6%
Expected volatility	NA	NA	56.8%
Expected term	NA	NA	6 years

Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2012, there was $366,000 of total unrecognized compensation cost related to SSARs which is expected to be recognized over a weighted average period of 1.87 years. Various information related to the stock options and SSARs is shown below.

(in thousands, except grant date fair value)	2012	2011	2010
Weighted average grant date fair value of options and SSARs	NA	NA	$10.24
Compensation expense	478	911	908
Intrinsic value of option exercises on date of exercise	327	132	—
Cash received from the exercise of stock options	1,291	889	—

Following is a summary of the employee stock option and SSAR activity for 2012.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	798,984	$16.13
Granted	—	—
Exercised	(119,290)	10.33
Forfeited	(27,853)	13.56
Outstanding at December 31, 2012	651,841	$17.30	4.5 years	$—
Exercisable at December 31, 2012	562,841	$18.12	4.1 years	$—

Restricted Stock Units (“RSU”)
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over five years. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2012	2011	2010
Compensation expense	$658	$555	$1,038
Total fair value at vesting date	660	331	389
Total unrecognized compensation cost for nonvested stock units	1,256	273	827
Expected years to recognize unearned compensation	4.0 years	0.9 years	1.6 years

A summary of the status of the Company's RSU awards as of December 31, 2012 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	12,550	$21.38
Granted	175,675	11.91
Vested	(45,675)	14.46
Forfeited	(8,936)	12.17
Outstanding at December 31, 2012	133,614	$11.91

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing 100,000 shares of common stock to non-employee directors as compensation in lieu of cash. In 2012, an amendment to the plan was approved by the shareholders allowing a total of up to 200,000 shares to be awarded. At December 31, 2012, there were 101,327 shares of stock available for issuance under the Stock Plan for Non-Management Directors. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In 2012, the Company issued 18,410 shares of stock at a weighted average fair value of $14.00 per share. In 2011, the Company issued 19,830 shares of stock at a weighted average fair value of $12.90 per share. In 2010, the Company issued 25,888 shares of stock at a weighted average fair value of $9.93 per share. The Company recognized $257,000, $256,000 and $257,000 of stock-based compensation expense for the shares issued to the directors in 2012, 2011, and 2010, respectively.

Employee Stock Issuance
Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in the form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over 5 years. The Company recognized $179,000 and $29,700 of stock-based compensation expense for the shares issued to the employees in 2012 and 2011, respectively. The Company issued 71,899 and 6,724 shares in 2012 and 2011, respectively.

In 2011 and 2012, the Company entered into long-term incentive agreements with certain key employees. These open awards are conditioned on performance criteria measured against a group of peer banks. The amount of the awards are determined at the end of the 3 year vesting period, and thus the ultimate award is not yet determinable. The Company recorded $1.3 million and $0 of stock-based compensation expense for these awards during 2012 and 2011, respectively.

In conjunction with the Company’s short-term incentive plan, the Company issued 34,151 and 14,329 restricted shares to certain key employees in 2011 and 2010, respectively. The compensation expense related to these shares was expensed in 2012 and 2011, respectively. For further information on the short-term incentive plan, refer to the Compensation Discussion and Analysis in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

401(k) plans
The Company has a 401(k) thrift plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $1.2 million, $1.1 million and $468,000 for 2012, 2011, and 2010, respectively.

NOTE 18-INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$20,068	$10,775	$(44)
State and local	2,085	1,907	101
Deferred	(8,535)	(733)	766
Total income tax expense (benefit)	$13,618	$11,949	$823

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2012, 2011, and 2010 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2012	2011	2010
Income tax expense at statutory rate	$14,670	$13,080	$2,239
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(853)	(717)	(527)
State and local income taxes, net	1,232	994	67
Non-deductible expenses	326	335	292
Federal income tax credits	(883)	(749)	(749)
Change in estimated rate for deferred taxes	—	(1,180)	—
Other, net	(874)	186	(499)
Total income tax expense (benefit)	$13,618	$11,949	$823

A net deferred income tax asset of $21.8 million and $16.0 million is included in other assets in the consolidated balance sheets at December 31, 2012 and 2011, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$17,846	$15,414
Asset purchase tax basis difference, net	18,399	52,881
Basis difference on other real estate	1,222	1,382
Deferred compensation	2,815	2,272
Goodwill and other intangible assets	12,657	18,341
Accrued compensation	1,700	—
Other, net	131	347
State valuation allowance	—	(320)
Total deferred tax assets	$54,770	$90,317

Deferred tax liabilities:
FDIC loss guarantee receivable, net	$23,259	$66,606
Unrealized gains on securities available for sale	4,960	2,189
State tax credits held for sale, net of economic hedge	1,875	1,903
Core deposit intangibles	2,881	3,487
Office equipment and leasehold improvements	16	87
Total deferred tax liabilities	32,991	74,272
Net deferred tax asset	$21,779	$16,045

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal income taxes as of December 31, 2012 or 2011. Management believes it is more likely than not that the results of future operations will generate sufficient federal taxable income to realize the deferred federal tax assets. Due to positive evidence about the Company's ability to generate taxable income in the future, the Company reversed its state valuation allowance in 2012. Accordingly, the Company had no state tax valuation allowance as of December 31, 2012 and $320,000 as of December 31, 2011.

The Company, or one of its subsidiaries, files income tax returns in the federal jurisdiction and in nine states. With few exceptions, the Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2009. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of December 31, 2012, 2011, and 2010 the Company had approximately $103,000, $114,000, and $280,000 accrued for interest and penalties, respectively.

As of December 31, 2012, the gross amount of unrecognized tax benefits was $1.1 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $771,000. As of December 31, 2011 and 2010, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $741,000 and $861,000, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $177,000 as a result of a lapse of statute of limitations in the next 12 months.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2012	2011	2010
Balance at beginning of year	$1,057	$4,003	$1,337
Additions based on tax positions related to the current year	347	311	270
Additions for tax positions of prior years	49	38	2,884
Reductions for tax positions of prior years	—	(2,849)	—
Settlements or lapse of statute of limitations	(305)	(446)	(488)
Balance at end of year	$1,148	$1,057	$4,003

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2012, there were $775,000 of unadvanced commitments on impaired loans. Other liabilities include approximately $124,000 for estimated losses attributable to the unadvanced commitments on impaired loans. At December 31, 2011, there were $1.3 million of unadvanced commitments on impaired loans. Other liabilities include approximately $257,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2012, and December 31, 2011, are as follows:

(in thousands)	December 31, 2012	December 31, 2011
Commitments to extend credit	$722,325	$547,657
Standby letters of credit	42,561	43,973

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2012, and December 31, 2011, approximately $50.7 million and $75.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at December 31, 2012.

Contingencies

See Note 15 - Litigation and Other Claims for further discussion of our current contingencies.

NOTE 20 - FAIR VALUE MEASUREMENTS

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2012
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$152,368	$—	$152,368
Obligations of states and political subdivisions	—	49,954	3,049	53,003
Residential mortgage-backed securities	—	434,841	—	434,841
Total securities available for sale	$—	$637,163	$3,049	$640,212
Portfolio loans	—	12,605	—	12,605
State tax credits held for sale	—	—	23,020	23,020
Derivative financial instruments	—	1,754	—	1,754
Total assets	$—	$651,522	$26,069	$677,591

Liabilities
Derivative financial instruments	$—	$1,979	$—	$1,979
Total liabilities	$—	$1,979	$—	$1,979

	December 31, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$126,917	$—	$126,917
Obligations of states and political subdivisions	—	36,810	3,027	39,837
Residential mortgage-backed securities	—	422,692	3,736	426,428
Total securities available for sale	$—	$586,419	$6,763	$593,182
Portfolio loans	—	14,270	—	14,270
State tax credits held for sale	—	—	26,350	26,350
Derivative financial instruments	—	1,189	—	1,189
Total assets	$—	$601,878	$33,113	$634,991

Liabilities
Derivative financial instruments	$—	$1,796	$—	$1,796
Total liabilities	$—	$1,796	$—	$1,796

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At December 31, 2012, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At December 31, 2012, of the $61.3 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $23.0 million were carried at fair value. The remaining $38.3 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased in 2011 and 2012 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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
The fair value measurement is calculated using an internal valuation model with market data including discounted cash flows based upon the terms and conditions of the tax credits. If the underlying project remains in compliance with the various federal and state rules governing the tax credit program, each project will generate about 10 years of tax credits. The inputs to the discounted cash flow calculation include: the amount of tax credits generated each year, the anticipated sale price of the tax credit, the timing of the sale and a discount rate. The discount rate is estimated using the LIBOR swap curve at a point equal to the remaining life in years of credits plus a 205 basis point spread. With the exception of the discount rate, the other inputs to the fair value calculation are observable and readily available. The discount rate is considered a Level 3 input because it is an “unobservable input” and is based on the Company’s assumptions. An increase in the discount rate utilized would generally result in a lower estimated fair value of the tax credits. Alternatively, a decrease in the discount rate utilized would generally result in a higher estimated fair value of the tax credits. Given the significance of this input to the fair value calculation, the state tax credit assets are reported as Level 3 assets.
Economically, the Company equates the state tax credits to a fixed rate loan. After considering various risks, such as credit risk, compliance risk, and recapture risk, management concluded the state tax credits are equivalent to a fixed rate loan priced at Prime minus 75 basis points. When pricing a fixed rate loan, most banks utilize the Prime-based swap curve, which is based on the LIBOR swap curve plus a prime equivalent spread of 265 to 285 basis points depending on market pricing and the maturity of the underlying loan. The Prime-based swap curve is available daily on Bloomberg or other national pricing services. As a result, at December 31, 2012 and 2011, management concluded the spread of 205 basis points to the LIBOR curve should be utilized in the fair value calculation.
At December 31, 2012, the discount rates utilized in our state tax credits fair value calculation ranged from 2.35% to 3.89%. Resulting changes in the fair value of the state tax credits held for sale increased Gain on state tax credits, net in the consolidated statement of operations by $80,000 for the year ended December 31, 2012.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the year ended December 31, 2012.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to a newly issued mortgage-backed security purchased in the fourth quarter of 2011 which was originally priced using Level 3 assumptions. In the first quarter of 2012, a third party pricing service, utilizing Level 2 assumptions, became available as more data was available on the new security.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2012	2011
Beginning balance	$6,763	$7,520
Total gains (losses):
Included in other comprehensive income	22	(1,126)
Purchases, sales, issuances and settlements:
Purchases	—	4,924
Transfer in and/or out of Level 3	(3,736)	(4,555)
Ending balance	$3,049	$6,763

Change in unrealized gains relating to assets still held at the reporting date	$22	$(1,126)

	State tax credits held for sale
	Years ended December 31,
(in thousands)	2012	2011
Beginning balance	$26,350	$31,576
Total gains:
Included in earnings	1,192	2,292
Purchases, sales, issuances and settlements:
Sales	(4,522)	(7,518)
Ending balance	$23,020	$26,350

Change in unrealized gains relating to assets still held at the reporting date	$80	$436

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

•
Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party appraisals of each property and the Company's judgment of other relevant market conditions. These are considered Level 3 inputs.

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011.

	December 31, 2012
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2012
Impaired loans	$9,068	$—	$—	$9,068	$(15,276)
Other real estate	11,749	—	—	11,749	(2,398)
Total	$20,817	$—	$—	$20,817	$(17,674)

	December 31, 2011
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2011
Impaired loans	$15,927	$—	$—	$15,927	$(21,330)
Other real estate	14,382	—	—	14,382	(4,702)
Total	$30,309	$—	$—	$30,309	$(26,032)

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

Carrying amount and fair value at December 31, 2012 and 2011
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$21,906	$21,906	$20,791	$20,791
Federal funds sold	51	51	143	143
Interest-bearing deposits	95,413	95,413	168,711	168,711
Securities available for sale	640,212	640,212	593,182	593,182
Other investments, at cost	14,294	14,294	14,527	14,527
Loans held for sale	11,792	11,792	6,494	6,494
Derivative financial instruments	1,754	1,754	1,189	1,189
Portfolio loans, net	2,261,280	2,267,038	2,158,060	2,163,723
State tax credits, held for sale	61,284	66,822	50,446	50,446
Accrued interest receivable	8,497	8,497	9,193	9,193

Balance sheet liabilities
Deposits	2,658,851	2,669,113	2,791,353	2,804,044
Subordinated debentures	85,081	65,840	85,081	42,252
Federal Home Loan Bank advances	80,000	89,301	102,000	110,575
Other borrowings	245,070	245,224	154,545	154,561
Derivative financial instruments	1,979	1,979	1,796	1,796
Accrued interest payable	1,282	1,282	1,762	1,762

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the condensed consolidated balance sheets at fair value at December 31, 2012, and December 31, 2011.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,266,834	$2,266,834
State tax credits, held for sale	—	—	43,802	43,802
Financial Liabilities:
Deposits	2,079,141	—	589,972	2,669,113
Subordinated debentures	—	65,840	—	65,840
Federal Home Loan Bank advances	—	89,301	—	89,301
Other borrowings	—	245,224	—	245,224

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,163,121	$2,163,121
State tax credits, held for sale	—	—	24,096	24,096
Financial Liabilities:
Deposits	1,974,432	—	829,612	2,804,044
Subordinated debentures	—	42,252	—	42,252
Federal Home Loan Bank advances	—	110,575	—	110,575
Other borrowings	—	154,561	—	154,561

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash, Federal funds sold, and other short-term instruments
For cash and due from banks, federal funds purchased, interest-bearing deposits, and accrued interest receivable (payable), the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period (Level 1).

Securities available for sale
The Company obtains fair value measurements for available for sale debt instruments from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions (Level 2).

Other investments
Other investments, which primarily consists of membership stock in the FHLB, is reported at cost, which approximates fair value (Level 2).

Loans held for sale
These loans consist of mortgages that sold on the secondary market generally within three months of origination. They are reported at cost, which approximates fair value (Level 2).

Portfolio loans, net
The fair value of adjustable-rate loans approximates cost. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. The fair value of the acquired loans are based on the present value of expected future cash flows (Level 3). The method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

State tax credits held for sale
The fair value of state tax credits held for sale is calculated using an internal valuation model with unobservable market data as discussed in further detail above (Level 3).

Derivative financial instruments
The fair value of derivative financial instruments is based on quoted market prices by the counterparty and verified by the Company using public pricing information (Level 2).

Deposits
The fair value of demand deposits, interest-bearing transaction accounts, money market accounts and savings deposits is the amount payable on demand at the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities (Level 3).

Subordinated debentures
Fair value of subordinated debentures is based on discounting the future cash flows using rates currently offered for financial instruments of similar remaining maturities (Level 2).

Federal Home Loan Bank advances
The fair value of the FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on borrowed money with similar remaining maturities (Level 2).

Other borrowed funds
Other borrowed funds include customer repurchase agreements, federal funds purchased, notes payable, and secured borrowings related to loan participations. The fair value of federal funds purchased, customer repurchase agreements and notes payable are assumed to be equal to their carrying amount since they have an adjustable interest rate (Level 2).

Commitments to extend credit and standby letters of credit
The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties (Level 2). The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

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

NOTE 21 - SEGMENT REPORTING

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

The Wealth Management segment includes the Trust division of the Bank and the state tax credit brokerage activities. The Trust division provides estate planning, investment management, and retirement planning as well as strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s wealth management segment and banking lines of business.

The Company's Corporate and Intercompany activities represent the elimination of items between segments as well as Corporate related items that Management feels are not allocable to either of the two respective segments.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method. There were no material intersegment revenues among the two segments. Management periodically makes changes to methods of assigning costs and income to its business segments to better reflect operating results. When appropriate, these changes are reflected in prior year information presented below.

Following are the financial results for the Company’s operating segments:

	At or for the years ended December 31,
(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	2012
Net interest income (expense)	$146,726	$(652)	$(3,777)	$142,297
Provision for loan losses	22,790	—	—	22,790
Noninterest income	(834)	9,506	412	9,084
Noninterest expense	73,500	7,716	5,461	86,677
Income (loss) before income tax expense (benefit)	49,602	1,138	(8,826)	41,914

Total assets	3,195,096	112,020	18,670	3,325,786

	2011
Net interest income (expense)	$118,063	$(1,245)	$(4,133)	$112,685
Provision for loan losses	16,103	—	—	16,103
Noninterest income	7,526	10,486	496	18,508
Noninterest expense	66,548	7,236	3,934	77,718
Income (loss) before income tax expense (benefit)	42,938	2,005	(7,571)	37,372

Total assets	3,278,328	90,068	9,383	3,377,779

	2010
Net interest income (expense)	$89,972	$(1,430)	$(4,559)	$83,983
Provision for loan losses	33,735	—	—	33,735
Noninterest income	9,528	8,664	168	18,360
Noninterest expense	50,877	7,516	3,819	62,212
Income (loss) before income tax expense (benefit)	14,888	(282)	(8,210)	6,396

Total assets	2,683,937	102,122	14,140	2,800,199

NOTE 22-PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2012	2011
Assets
Cash	$8,080	$21,247
Investment in Enterprise Bank & Trust	303,170	280,620
Investment in Enterprise Financial CDE, LLC	271	248
Other assets	19,048	20,544
Total assets	$330,569	$322,659

Liabilities and Shareholders' Equity
Subordinated debentures	$82,581	$82,581
Notes payable	11,700	—
Accounts payable and other liabilities	543	513
Shareholders' equity	235,745	239,565
Total liabilities and shareholders' equity	$330,569	$322,659

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2012	2011	2010
Income:
Dividends from subsidiaries	$15,000	$—	$—
Other	527	624	309
Total income	15,527	624	309

Expenses:
Interest expense-subordinated debentures	3,827	4,262	4,701
Interest expense-notes payable	64	—	—
Other expenses	5,462	3,935	3,819
Total expenses	9,353	8,197	8,520

Net income (loss) before taxes and equity in undistributed earnings of subsidiaries	6,174	(7,573)	(8,211)

Income tax benefit	3,739	2,568	3,523

Net income (loss) before equity in undistributed earnings of subsidiaries	9,913	(5,005)	(4,688)

Equity in undistributed earnings of subsidiaries	18,383	30,428	10,261
Net income and comprehensive income	$28,296	$25,423	$5,573

Condensed Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$28,296	$25,423	$5,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	2,537	1,466	1,947
Net income of subsidiaries	(33,383)	(30,428)	(10,261)
Dividends from subsidiaries	15,000	—	—
Excess tax (benefit) expense of share-based compensation	(66)	53	494
Other, net	2,064	1,207	(585)
Net cash provided by (used in) operating activities	14,448	(2,279)	(2,832)

Cash flows from investing activities:
Cash contributions to subsidiaries	—	(20,150)	(15,000)
Purchases of other investments	(970)	(1,114)	(402)
Proceeds from the sale of other investments	—	—	93
Proceeds from distributions on other investments	541	694	188
Proceeds from business divestitures	—	—	4,000
Net cash used in investing activities	(429)	(20,570)	(11,121)

Cash flows from financing activities:
Proceeds from notes payable	12,000	—	—
Repayments of notes payable	(300)	—	—
Debt issuance costs	(45)	—	—
Cash dividends paid	(3,757)	(3,577)	(3,121)
Excess tax benefit (expense) of share-based compensation	66	(53)	(494)
Payments for the repurchase of preferred stock	(35,000)	—	—
Dividends paid on preferred stock	(1,711)	(1,750)	(1,750)
Issuance of common stock	—	32,612	14,883
Proceeds from the issuance of equity instruments	1,561	1,468	357
Net cash (used in) provided by financing activities	(27,186)	28,700	9,875

Net (decrease) increase in cash and cash equivalents	(13,167)	5,851	(4,078)
Cash and cash equivalents, beginning of year	21,247	15,396	19,474
Cash and cash equivalents, end of year	$8,080	$21,247	$15,396

NOTE 23-QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	2012
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$45,346	$42,874	$40,029	$37,215
Interest expense	5,295	5,390	5,896	6,586
Net interest income	40,051	37,484	34,133	30,629
Provision for loan losses not covered under FDIC loss share	5,916	1,048	75	1,718
Provision for loan losses covered under FDIC loss share	653	10,889	206	2,285
Net interest income after provision for loan losses	33,482	25,547	33,852	26,626
Noninterest income	(3,576)	7,832	845	3,983
Noninterest expense	22,617	21,282	21,414	21,364
Income before income tax expense	7,289	12,097	13,283	9,245
Income tax expense	1,874	4,167	4,517	3,060
Net income	$5,415	$7,930	$8,766	$6,185

Net income available to common shareholders	$4,153	$7,282	$8,122	$5,544

Earnings per common share:
Basic	$0.23	$0.41	$0.46	$0.31
Diluted	0.23	0.39	0.44	0.31

	2011
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$39,463	$34,285	$38,559	$30,533
Interest expense	7,259	7,516	7,555	7,825
Net interest income	32,204	26,769	31,004	22,708
Provision for loan losses not covered under FDIC loss share	—	5,400	4,300	3,600
Provision for loan losses covered under FDIC loss share	(144)	2,672	275	—
Net interest income after provision for loan losses	32,348	18,697	26,429	19,108
Noninterest income	601	8,726	4,218	4,963
Noninterest expense	23,427	18,302	18,024	17,965
Income before income tax expense	9,522	9,121	12,623	6,106
Income tax expense	2,316	3,289	4,350	1,994
Net income	$7,206	$5,832	$8,273	$4,112

Net income available to common shareholders	$6,570	$5,200	$7,643	$3,486

Earnings per common share:
Basic	$0.37	$0.29	$0.45	$0.23
Diluted	0.36	0.29	0.43	0.23

NOTE 24-NEW AUTHORITATIVE ACCOUNTING GUIDANCE

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” On January 1, 2012, the Company adopted new authoritative guidance under this ASU which is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. The amended guidance changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820 “Fair Value Measurement” including the following provisions:

•	Application of the concepts of highest and best use and valuation premise

•	Introduction of an option to measure groups of offsetting assets and liabilities on a net basis

•	Incorporation of certain premiums and discounts in fair value measurements

•	Measurement of the fair value of certain instruments classified in shareholders' equity

In addition, the amended guidance includes several new fair value disclosure requirements, including information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements' sensitivity to changes in unobservable inputs. Refer to Note 20 - Fair Value Measurements for the new disclosures.

FASB ASU 2011-05, “Presentation of Comprehensive Income" On January 1, 2012, the Company adopted new authoritative guidance which amends Topic 220, Comprehensive Income by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. This new guidance requires entities to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate, but consecutive statements. The Company elected to present two separate, but consecutive statements as seen within this document.

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

FASB ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" In December 2011, the FASB issued ASU 2011-11 which requires entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting or similar arrangement to disclose the following information separately for assets and liabilities in a tabular format:

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

FASB ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350)" In July 2012, the FASB issued ASU 2012-02 which allows an entity the option to first assess qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it is “more likely than not” that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

FASB ASU 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" In October 2012, the FASB issued ASU 2012-06, which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement.  The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted.  The adoption of this accounting pronouncement will have no impact on the Company’s financial statements as the Company was already accounting for the indemnification asset in accordance with such principles.

FASB ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" On January 31, 2013, the FASB issued ASU 2013-01 which provides scope clarifications related to the previously issued ASU 2011-11. These ASU's provide new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in these updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company believes this ASU will not have a material impact on the Company's consolidated financial statements.

FASB ASU 2013-02, "Comprehensive Income (Topic 220)" In February 2013, the FASB issued ASU 2013-02 requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This ASU is effective for fiscal years beginning after December 15, 2012. The Company believes this ASU will not have a material impact on the consolidated financial statements. We will adopt this ASU and revise our disclosure, as required, beginning with the first quarter of 2013.

NOTE 25-SUBSEQUENT EVENTS

On January 9, 2013, the Company repurchased the warrants issued to the U.S Treasury as part of the Capital Purchase Program. The warrants provided the right to purchase 324,074 shares of Enterprise common stock. Enterprise and the Treasury Department agreed upon a repurchase price of approximately $1.0 million for the warrants. This transaction completed the Company's exit from the Capital Purchase Program.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2012. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Assessment of Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or untimely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting. Further, because of changes in conditions, the effectiveness of any system of internal control may vary over time. The design of any internal control system also factors in resource constraints and consideration for the benefit of the control relative to the cost of implementing the control. Because of these inherent limitations in any system of internal control, management cannot provide absolute assurance that all control issues and instances of fraud within the Company have been detected.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2012.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2012, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 8, 2013. The Company's executive officers consist of the named executive officers disclosed in the Compensation Discussion and Analysis Section of the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 8, 2013.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 8, 2013.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 8, 2013.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 8, 2013.

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

10.1.4*
Key Executive Employment Agreement dated effective as of October 16, 2002, by and between Registrant and Richard C. Leuck, and amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (filed herewith).

10.1.5*
Executive Employment Agreement dated effective January 1, 2005 by and between Registrant and Scott R. Goodman, and amended by that First Amendment of Executive Employement Agreement dated as of December 31, 2008 (filed herewith).

10.1.6*	Enterprise Financial Services Corp Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

10.1.7*
Enterprise Financial Services Corp Amended and Restated Deferred Compensation Plan I dated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 31, 2008).

10.1.8*
Enterprise Financial Services Corp, Third Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-8 filed on December 29, 1997 (File No. 333-43365)).

10.1.9*	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant's 1998 Proxy Statement on Form 14-A).

10.1.10*	Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant's Proxy Statement on Form 14-A filed on March 7, 2006).

10.1.11*	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Registrant's Proxy Statement on Form 14-A, filed on March 17, 2008).

10.1.12*	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Registrant's Proxy Statement on Form 14-A, filed on March 7, 2006).

10.1.13*
Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.1.14*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 19, 2010);

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

10.8
Purchase and Assumption Agreement dated January 7, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for Legacy Bank (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.9
Purchase and Assumption Agreement dated August 12, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for The First National Bank of Olathe (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed on October 28, 2011).

10.10	Term Loan Agreement dated November 6, 2012 between US Bank National Association and Registrant (filed herewith).

10.11	TARP Preferred Share Repurchase Agreement dated November 7, 2012 between the United States Department of the Treasury and Registrant (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Chief Executive Officer's Certification required by Rule 13(a)-14(a).

31.2	Chief Financial Officer's Certification required by Rule 13(a)-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b)(4) of the Emergency Economic Stabilization Act of 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist	/s/ Frank H. Sanfilippo
Peter F. Benoist	Frank H. Sanfilippo
Chief Executive Officer	Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on March 15, 2013.

Signatures	Title
/s/ Peter F. Benoist*
Peter F. Benoist	President and Chief Executive Officer and Director

/s/ James J. Murphy, Jr.*
James J. Murphy, Jr.	Chairman of the Board of Directors

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ William H. Downey*
William H. Downey	Director

/s/ John S. Eulich*
John S. Eulich	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ Lewis A. Levey*
Lewis A. Levey	Director

/s/ Birch M. Mullins*
Birch M. Mullins	Director

/s/ Brenda D. Newberry*
Brenda D. Newberry	Director

/s/ John M. Tracy*
John M. Tracy	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

*Signed by Power of Attorney.