Form 10-Q
period 2013-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2013-05-03
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of April 30, 2013, the Registrant had 18,106,179 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$39,321	$21,906
Federal funds sold	32	51
Interest-bearing deposits (including $3,100 and $3,270 pledged as collateral)	82,098	94,413
Total cash and cash equivalents	121,451	116,370
Interest-bearing deposits greater than 90 days	5,300	1,000
Securities available for sale	483,007	640,212
Mortgage loans held for sale	5,138	11,792
Portfolio loans not covered under FDIC loss share	2,085,872	2,106,039
Less: Allowance for loan losses	32,452	34,330
Portfolio loans not covered under FDIC loss share, net	2,053,420	2,071,709
Portfolio loans covered under FDIC loss share, net of the allowance for loan losses ($13,513 and $11,547, respectively)	169,309	189,571
Portfolio loans, net	2,222,729	2,261,280
Other real estate not covered under FDIC loss share	7,202	9,327
Other real estate covered under FDIC loss share	17,605	17,173
Other investments, at cost	14,405	14,294
Fixed assets, net	20,795	21,121
Accrued interest receivable	10,062	8,497
State tax credits, held for sale, including $20,053 and $23,020 carried at fair value, respectively	55,923	61,284
FDIC loss share receivable	56,397	61,475
Goodwill	30,334	30,334
Intangibles, net	6,973	7,406
Other assets	66,607	64,221
Total assets	$3,123,928	$3,325,786

Liabilities and Shareholders' Equity
Demand deposits	$605,546	$686,805
Interest-bearing transaction accounts	271,086	272,753
Money market accounts	995,784	1,036,125
Savings	91,521	83,458
Certificates of deposit:
$100 and over	365,632	396,896
Other	165,220	182,814
Total deposits	2,494,789	2,658,851
Subordinated debentures	85,081	85,081
Federal Home Loan Bank advances	80,000	80,000
Other borrowings	193,979	233,370
Notes payable	11,400	11,700
Accrued interest payable	1,191	1,282
Other liabilities	13,784	19,757
Total liabilities	2,880,224	3,090,041

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 18,182,148 and 18,088,152 shares issued, respectively	182	181
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	174,404	173,299
Retained earnings	65,310	56,218
Accumulated other comprehensive income	5,551	7,790
Total shareholders' equity	243,704	235,745
Total liabilities and shareholders' equity	$3,123,928	$3,325,786
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2013	2012
Interest income:
Interest and fees on loans	$39,349	$34,361
Interest on debt securities:
Taxable	2,113	2,446
Nontaxable	301	234
Interest on interest-bearing deposits	47	77
Dividends on equity securities	100	97
Total interest income	41,910	37,215
Interest expense:
Interest-bearing transaction accounts	138	191
Money market accounts	882	1,430
Savings	59	69
Certificates of deposit:
$100 and over	1,452	1,969
Other	486	810
Subordinated debentures	952	1,149
Federal Home Loan Bank advances	734	838
Notes payable and other borrowings	308	130
Total interest expense	5,011	6,586
Net interest income	36,899	30,629
Provision for loan losses not covered under FDIC loss share	1,853	1,718
Provision for loan losses covered under FDIC loss share	2,256	2,285
Net interest income after provision for loan losses	32,790	26,626
Noninterest income:
Wealth Management revenue	1,943	1,709
Service charges on deposit accounts	1,533	1,330
Other service charges and fee income	647	594
Gain on sale of other real estate	728	1,157
Gain on state tax credits, net	867	337
Gain on sale of investment securities	684	1,022
Change in FDIC loss share receivable	(4,085)	(2,956)
Miscellaneous income	597	790
Total noninterest income	2,914	3,983
Noninterest expense:
Employee compensation and benefits	11,463	10,463
Occupancy	1,449	1,384
Furniture and equipment	467	464
Data processing	921	820
FDIC and other insurance	859	953
Loan legal and other real estate expense	33	2,074
Other	5,325	5,206
Total noninterest expense	20,517	21,364

Income before income tax expense	15,187	9,245
Income tax expense	5,147	3,060
Net income	$10,040	$6,185

Net income available to common shareholders	$10,040	$5,544

Earnings per common share
Basic	$0.56	$0.31
Diluted	0.53	0.31
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Net income	$10,040	$6,185
Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities arising during the period, net of income tax (benefit) expense of $(1,159), and $1,265, respectively	(1,822)	1,796
Less reclassification adjustment for realized gain on sale of securities included in net income, net of income tax expense of $267, and $368, respectively	(417)	(654)
Total other comprehensive (loss) income	(2,239)	1,142
Total comprehensive income	$7,801	$7,327

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2013	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	10,040	—	10,040
Other comprehensive loss	—	—	—	—	—	(2,239)	(2,239)
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(948)	—	(948)
Repurchase of common stock warrants	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 93,996 shares	—	1	—	1,323	—	—	1,324
Share-based compensation	—	—	—	778	—	—	778
Excess tax benefit related to equity compensation plans	—	—	—	10	—	—	10
Balance March 31, 2013	$—	$182	$(1,743)	$174,404	$65,310	$5,551	$243,704

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2012	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	6,185	—	6,185
Other comprehensive income	—	—	—	—	—	1,142	1,142
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(934)	—	(934)
Cash dividends paid on preferred stock	—	—	—	—	(438)	—	(438)
Preferred stock accretion of discount	203	—	—	—	(203)	—	—
Issuance under equity compensation plans, 21,649 shares	—	1	—	252	—	—	253
Share-based compensation	—	—	—	243	—	—	243
Balance March 31, 2012	$33,496	$179	$(1,743)	$169,633	$39,707	$4,744	$246,016

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$10,040	$6,185
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	789	655
Provision for loan losses	4,109	4,003
Deferred income taxes	(405)	(486)
Net amortization of debt securities	1,846	1,995
Amortization of intangible assets	433	490
Gain on sale of investment securities	(684)	(1,022)
Mortgage loans originated for sale	(19,389)	(25,541)
Proceeds from mortgage loans sold	25,905	26,033
Gain on sale of other real estate	(728)	(1,157)
Gain on state tax credits, net	(867)	(337)
Share-based compensation	778	243
Valuation adjustment on other real estate	544	1,036
Net accretion of loan discount and indemnification asset	(6,981)	(2,210)
Changes in:
Accrued interest receivable	(1,565)	(712)
Accrued interest payable	(91)	(176)
Prepaid FDIC insurance	524	666
Other assets	(6,479)	(6,764)
Other liabilities	(5,984)	11,954
Net cash provided by operating activities	1,795	14,855
Cash flows from investing activities:
Net decrease in loans	43,922	5,932
Net cash proceeds received from FDIC loss share receivable	1,685	11,614
Proceeds from the sale of debt and equity securities, available for sale	122,894	64,476
Proceeds from the maturity of debt and equity securities, available for sale	29,484	33,160
Proceeds from the redemption of other investments	129	1,027
Proceeds from the sale of state tax credits held for sale	6,303	2,980
Proceeds from the sale of other real estate	3,983	19,219
Payments for the purchase/origination of:
Available for sale debt and equity securities	—	(10,192)
Other investments	(240)	(338)
State tax credits held for sale	—	(336)
Fixed assets	(501)	(3,145)
Net cash provided by investing activities	207,659	124,397
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(81,258)	6,693
Net decrease in interest-bearing deposit accounts	(82,804)	(93,889)
Proceeds from Federal Home Loan Bank advances	153,000	20,000
Repayments of Federal Home Loan Bank advances	(153,000)	(35,000)
Repayments of notes payable	(300)	—
Net decrease in other borrowings	(39,391)	(48,657)
Cash dividends paid on common stock	(948)	(934)
Excess tax benefit of share-based compensation	10	—
Payment for the repurchase of common stock warrants	(1,006)	—
Cash dividends paid on preferred stock	—	(438)
Proceeds from the issuance of equity instruments	1,324	—
Net cash used by financing activities	(204,373)	(152,225)
Net increase (decrease) in cash and cash equivalents	5,081	(12,973)
Cash and cash equivalents, beginning of period	116,370	188,143
Cash and cash equivalents, end of period	$121,451	$175,170
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,920	$6,410
Income taxes	7,657	1,668
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$3,594	$7,138
Sales of other real estate financed	1,896	40
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

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Financial Statement Presentation

The condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 2012 amounts in the consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on Net income or Shareholders' equity as previously reported.

The Company has adopted the new accounting guidance surrounding comprehensive income by presenting a separate Statement of Comprehensive Income. The Statement of Comprehensive Income includes the amount and the related tax impact that have been reclassified from accumulated other comprehensive income to net income. The reclassification adjustment for unrealized gain on sale of securities included in net income has been recorded through the Gain on sale of investment securities line item, within Noninterest income, in the Company's Condensed Consolidated Statements of Operations.
NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share data is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include common stock and restricted stock awards where recipients have satisfied the vesting terms. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method for convertible trust preferred securities.

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2013	2012
Net income as reported	$10,040	$6,185
Preferred stock dividend	—	(438)
Accretion of preferred stock discount	—	(203)
Net income available to common shareholders	$10,040	$5,544

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	354	371
Net income available to common shareholders and assumed conversions	$10,394	$5,915

Weighted average common shares outstanding	18,011	17,790
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	1,439
Additional dilutive common stock equivalents	74	14
Weighted average diluted common shares outstanding	19,524	19,243

Basic earnings per common share:	$0.56	$0.31
Diluted earnings per common share:	$0.53	$0.31

There were 515,550 common stock equivalents (including 28,807 average common stock warrants) for the three months ended March 31, 2013, and 1.0 million common stock equivalents (including 324,074 common stock warrants) for the three months ended March 31, 2012 which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	March 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$130,782	$2,765	$—	$133,547
Obligations of states and political subdivisions	50,402	2,113	(608)	51,907
Residential mortgage-backed securities	292,739	5,214	(400)	297,553
	$473,923	$10,092	$(1,008)	$483,007

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$149,039	$3,329	$—	$152,368
Obligations of states and political subdivisions	51,202	2,279	(478)	53,003
Residential mortgage-backed securities	427,221	7,884	(264)	434,841
	$627,462	$13,492	$(742)	$640,212

At March 31, 2013, and December 31, 2012, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $317.8 million and $359.3 million at March 31, 2013, and December 31, 2012, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 4 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,594	$1,608
Due after one year through five years	145,156	148,476
Due after five years through ten years	28,008	29,210
Due after ten years	6,426	6,160
Mortgage-backed securities	292,739	297,553
	$473,923	$483,007

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	March 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$10,042	$259	$3,051	$349	$13,093	$608
Residential mortgage-backed securities	44,488	400	—	—	44,488	400
	$54,530	$659	$3,051	$349	$57,581	$1,008

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	6,434	122	3,389	356	9,823	478
Residential mortgage-backed securities	40,471	143	11,266	121	51,737	264
	$46,905	$265	$14,655	$477	$61,560	$742

The unrealized losses at both March 31, 2013, and December 31, 2012, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2013, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Gross gains realized	$866	$1,075
Gross losses realized	(182)	(53)
Proceeds from sales	122,894	64,476

NOTE 4 - PORTFOLIO LOANS NOT COVERED BY LOSS SHARE ("Non-covered")

Below is a summary of Non-covered loans by category at March 31, 2013, and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Real Estate Loans:
Construction and Land Development	$156,221	$160,911
Commercial real estate - Investor Owned	473,003	486,467
Commercial real estate - Owner Occupied	339,086	333,242
Residential real estate	148,228	145,558
Total real estate loans	$1,116,538	$1,126,178
Commercial and industrial	949,171	962,884
Consumer & other	19,719	16,966
Portfolio Loans	$2,085,428	$2,106,028
Unearned loan costs, net	444	11
Portfolio loans, including unearned loan costs	$2,085,872	$2,106,039

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Non-covered loans by portfolio class and category based on impairment method through March 31, 2013, and at December 31, 2012, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Allowance for Loan Losses:
Balance at December 31, 2012	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Provision charged to expense	120	179	953	(127)	675	46	7	1,853
Losses charged off	(206)	(312)	(3,052)	(190)	(986)	(34)	—	(4,780)
Recoveries	298	5	336	14	396	—	—	1,049
Balance at March 31, 2013	$10,276	$4,064	$8,640	$4,936	$2,111	$43	$2,382	$32,452

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance March 31, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,542	$5	$1,835	$590	$68	$—	$—	$6,040
Collectively evaluated for impairment	6,734	4,059	6,805	4,346	2,043	43	2,382	26,412
Total	$10,276	$4,064	$8,640	$4,936	$2,111	$43	$2,382	$32,452
Loans - Ending Balance:
Individually evaluated for impairment	$7,812	$3,060	$11,592	$5,387	$2,528	$—	$—	$30,379
Collectively evaluated for impairment	941,359	336,026	461,411	150,834	145,700	20,163	—	2,055,493
Total	$949,171	$339,086	$473,003	$156,221	$148,228	$20,163	$—	$2,085,872

Balance at December 31, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,446	$339	$3,400	$732	$259	$—	$—	$8,176
Collectively evaluated for impairment	6,618	3,853	7,003	4,507	1,767	31	2,375	26,154
Total	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Loans - Ending Balance:
Individually evaluated for impairment	$8,934	$5,772	$16,762	$4,695	$2,564	$—	$—	$38,727
Collectively evaluated for impairment	953,950	327,470	469,705	156,216	142,994	16,977	—	2,067,312
Total	$962,884	$333,242	$486,467	$160,911	$145,558	$16,977	$—	$2,106,039

A summary of Non-covered loans individually evaluated for impairment by category at March 31, 2013, and December 31, 2012, is as follows:

	March 31, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$7,812	$45	$7,767	$7,812	$3,542	$7,947
Real Estate:
Commercial - Owner Occupied	4,014	2,947	113	3,060	5	4,887
Commercial - Investor Owned	14,562	5,358	6,234	11,592	1,835	13,353
Construction and Land Development	6,369	1,541	3,846	5,387	590	5,271
Residential	3,246	1,959	569	2,528	68	2,668
Consumer & Other	—	—	—	—	—	—
Total	$36,003	$11,850	$18,529	$30,379	$6,040	$34,126

	December 31, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$9,005	$96	$8,838	$8,934	$3,446	$6,379
Real Estate:
Commercial - Owner Occupied	6,726	2,178	3,594	5,772	339	7,985
Commercial - Investor Owned	19,864	185	16,577	16,762	3,400	10,500
Construction and Land Development	6,491	1,560	3,135	4,695	732	10,259
Residential	3,132	1,626	938	2,564	259	4,368
Consumer & Other	—	—	—	—	—	—
Total	$45,218	$5,645	$33,082	$38,727	$8,176	$39,491

There was one loan over 90 days past due and still accruing interest at March 31, 2013. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $765,000 and $846,000 for the three months ended March 31, 2013 and 2012, respectively. The cash amount collected and recognized as interest income on impaired loans was $15,000 and $126,000 for the three months ended March 31, 2013 and 2012, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $29,000 and $160,000 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there were $127,000 of unadvanced commitments on impaired loans. Other Liabilities include approximately $20,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in non-accrual, restructured, and 90 days past due and still accruing interest Non-covered loans by category at March 31, 2013, and December 31, 2012, is as follows:

	March 31, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$7,807	$5	$—	$7,812
Real Estate:
Commercial - Investor Owned	11,592	—	1,843	13,435
Commercial - Owner Occupied	3,060	—	—	3,060
Construction and Land Development	5,387	—	—	5,387
Residential	2,528	—	—	2,528
Consumer & Other	—	—	—	—
Total	$30,374	$5	$1,843	$32,222

	December 31, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$8,929	$5	$—	$8,934
Real Estate:
Commercial - Investor Owned	16,762	—	—	16,762
Commercial - Owner Occupied	5,772	—	—	5,772
Construction and Land Development	3,260	1,435	—	4,695
Residential	2,564	—	—	2,564
Consumer & Other	—	—	—	—
Total	$37,287	$1,440	$—	$38,727

The recorded investment by category for the Non-covered loans that have been restructured for the three months ended March 31, 2013, is as follows:

Three months ended March 31, 2013
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	1	$5	$5
Real Estate:
Commercial - Owner Occupied	—	—	—
Commercial - Investor Owned	—	—	—
Construction and Land Development	—	—	—
Residential	—	—	—
Consumer & Other	—	—	—
Total	1	$5	$5

As of March 31, 2013, the Company has not allocated any specific reserves to the loan that has been restructured.
There were no Non-covered loans that have been restructured and subsequently defaulted in the three months ended March 31, 2013.

The aging of the recorded investment in past due Non-covered loans by portfolio class and category at March 31, 2013, and December 31, 2012, is shown below.

	March 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$1,414	$—	$1,414	$947,757	$949,171
Real Estate:
Commercial - Owner Occupied	2,018	1,307	3,325	335,761	339,086
Commercial - Investor Owned	1,179	11,678	12,857	460,146	473,003
Construction and Land Development	343	2,524	2,867	153,354	156,221
Residential	78	682	760	147,468	148,228
Consumer & Other	—	—	—	20,163	20,163
Total	$5,032	$16,191	$21,223	$2,064,649	$2,085,872

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$14	$—	$14	$962,870	$962,884
Real Estate:
Commercial - Owner Occupied	1,352	2,081	3,433	329,809	333,242
Commercial - Investor Owned	—	4,045	4,045	482,422	486,467
Construction and Land Development	1,201	1,559	2,760	158,151	160,911
Residential	616	593	1,209	144,349	145,558
Consumer & Other	34	—	34	16,943	16,977
Total	$3,217	$8,278	$11,495	$2,094,544	$2,106,039

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

The recorded investment by risk category of the Non-covered loans by portfolio class and category at March 31, 2013, which is based upon the most recent analysis performed, and December 31, 2012 is as follows:

	March 31, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$886,837	$45,853	$15,240	$1,241	$949,171
Real Estate:
Commercial - Owner Occupied	295,426	29,282	14,220	158	339,086
Commercial - Investor Owned	383,856	60,182	28,965	—	473,003
Construction and Land Development	114,896	14,684	26,151	490	156,221
Residential	129,784	7,752	10,692	—	148,228
Consumer & Other	20,158	5	—	—	20,163
Total	$1,830,957	$157,758	$95,268	$1,889	$2,085,872

	December 31, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$912,766	$29,524	$18,546	$2,048	$962,884
Real Estate:
Commercial - Owner Occupied	290,850	26,336	15,898	158	333,242
Commercial - Investor Owned	389,886	64,707	31,874	—	486,467
Construction and Land Development	124,857	9,543	26,012	499	160,911
Residential	130,159	5,921	9,478	—	145,558
Consumer & Other	16,972	5	—	—	16,977
Total	$1,865,490	$136,036	$101,808	$2,705	$2,106,039

NOTE 5 - PORTFOLIO LOANS COVERED BY LOSS SHARE ("Covered loans")

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income, prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired loans that have common risk characteristics are aggregated into pools. The Company updates its cash flow projections for credit-impaired acquired loans, including loans acquired from the FDIC, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current state at the remeasurement date. Loss severity factors are based upon industry data.

Covered loans are also subject to the Company’s internal and external credit review and are risk rated using the same criteria as loans originated by the Company. However, risk ratings are not always a clear indicator of the Company's losses on acquired loans as a majority of the losses are recoverable from the FDIC under the loss-sharing agreements.

Below is a summary of Covered loans by category at March 31, 2013, and December 31, 2012:

	March 31, 2013		December 31, 2012
(in thousands)	Weighted- Average Risk Rating	Recorded Investment Covered Loans	Weighted- Average Risk Rating	Recorded Investment Covered Loans
Real Estate Loans:
Construction and Land Development	7.13	$27,026	7.06	$30,537
Commercial real estate - Investor Owned	6.42	54,401	6.08	57,602
Commercial real estate - Owner Occupied	6.73	45,973	6.65	47,140
Residential real estate	5.75	40,504	5.68	42,531
Total real estate loans		$167,904		$177,810
Commercial and industrial	6.78	13,790	6.57	22,034
Consumer & other	4.34	1,128	4.19	1,274
Portfolio Loans		$182,822		$201,118

The aging of the recorded investment in past due Covered loans by portfolio class and category at March 31, 2013, and December 31, 2012, is shown below.

	March 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$1,622	$1,718	$3,340	$10,450	$13,790
Real Estate:
Commercial - Owner Occupied	478	5,416	5,894	40,079	45,973
Commercial - Investor Owned	3,420	1,224	4,644	49,757	54,401
Construction and Land Development	2,190	11,598	13,788	13,238	27,026
Residential	617	2,296	2,913	37,591	40,504
Consumer & Other	—	—	—	1,128	1,128
Total	$8,327	$22,252	$30,579	$152,243	$182,822

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$319	$3,925	$4,244	$17,790	$22,034
Real Estate:
Commercial - Owner Occupied	887	5,144	6,031	41,109	47,140
Commercial - Investor Owned	308	665	973	56,629	57,602
Construction and Land Development	36	13,532	13,568	16,969	30,537
Residential	1,232	2,907	4,139	38,392	42,531
Consumer & Other	1	2	3	1,271	1,274
Total	$2,783	$26,175	$28,958	$172,160	$201,118

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

Changes in the accretable yield for purchased loans were as follows for the three months ended March 31, 2013, and 2012:

(in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$78,768	$63,335
Accretion	(7,112)	(7,082)
Disposals	(5,956)	(1,315)
Reclassifications from nonaccretable difference	599	45,386
Other	—	322
Balance at end of period	$66,299	$100,646

Other changes in the accretable yield include the impact of cash flow timing estimates, changes in variable interest rates, and other non-credit related adjustments. For the three months ended March 31, 2013 and 2012, the Company received payments of $1.7 million and $11.6 million, respectively, for loss share claims under the terms of the FDIC shared-loss agreements.

Due to continued favorable projections in the expected cash flows of its Covered loans, the Company continues to anticipate that it will be required to pay the FDIC at the end of one of the loss share agreements. Accordingly, a liability of $879,000 has been recorded at March 31, 2013. As part of the remeasurement process, the Company recorded a $304,000 adjustment to increase the liability through Other noninterest expense during the quarter ended March 31, 2013. The liability will continue to be adjusted as part of the quarterly remeasurement process through the end of the loss share agreement.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2013, there were $127,000 of unadvanced commitments on impaired loans. Other liabilities include approximately $20,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2013, and December 31, 2012, are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$741,843	$722,325
Standby letters of credit	46,062	42,561

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2013, and December 31, 2012, approximately $39.3 million and $50.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at March 31, 2013.

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

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery concluded on April 16, 2013 and dispositive motions were filed. The Company is unable to estimate a reasonably possible loss because there are significant legal issues to be determined and depending on the resolution of the legal issue, significant factual issues to be determined and resolved. The Company denies the Plaintiffs' allegations and intends to vigorously defend the lawsuit.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case filed in the Circuit Court of St. Louis County, relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court has now granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway. The Company is unable to estimate a reasonably possible loss because the proceedings are in early stages and there are significant factual issues to be determined and resolved. The Company denies Plaintiffs' allegations and intends to vigorously defend the lawsuit.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. On October 10, 2012, Plaintiff filed an amended complaint. The Company moved to dismiss the complaint on December 11, 2012. A hearing on the Company's motion to dismiss is currently set for early May 2013. The Company is unable to estimate a reasonably possible loss for the case because the proceeding is in an early stage and there are significant legal and factual issues to be determined and resolved. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At March 31, 2013, and December 31, 2012, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At March 31, 2013, the Company had $1.6 million of counterparty credit exposure on derivatives. At March 31, 2013, and December 31, 2012, the Company had pledged cash of $3.1 million and $3.3 million, respectively, as collateral in connection with our interest rate swap agreements.

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

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate cap contracts	$34,050	$49,050	$12	$13	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended March 31,
(in thousands)		2013	2012
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(1)	$(26)

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate swap contracts	$121,143	$126,962	$1,610	$1,741	$1,721	$1,979

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended March 31,
(in thousands)		2013	2012
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(105)	$(141)

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2013
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$133,547	$—	$133,547
Obligations of states and political subdivisions	—	48,856	3,051	51,907
Residential mortgage-backed securities	—	297,553	—	297,553
Total securities available for sale	$—	$479,956	$3,051	$483,007
Portfolio loans	—	9,794	—	9,794
State tax credits held for sale	—	—	20,053	20,053
Derivative financial instruments	—	1,622	—	1,622
Total assets	$—	$491,372	$23,104	$514,476

Liabilities
Derivative financial instruments	$—	$1,721	$—	$1,721
Total liabilities	$—	$1,721	$—	$1,721

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At March 31, 2013, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At March 31, 2013, of the $55.9 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $20.0 million were carried at fair value. The remaining $35.9 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2013 and 2012, respectively.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the quarter ended March 31, 2013 or 2012.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 during the period ended March 31, 2012 was related to a mortgage-backed security purchased in the fourth quarter of 2011 which was originally priced using Level 3 assumptions. In the first quarter of 2012, a third party pricing service, utilizing Level 2 assumptions, became available as more data was available on the new security.

	Securities available for sale, at fair value
	Three months ended March 31,
(in thousands)	2013	2012
Beginning balance	$3,049	$6,763
Total gains (losses):
Included in other comprehensive income	2	(3)
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	—	(3,736)
Ending balance	$3,051	$3,024

Change in unrealized gains relating to assets still held at the reporting date	$2	$(3)

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2013	2012
Beginning balance	$23,020	$26,350
Total gains:
Included in earnings	156	171
Purchases, sales, issuances and settlements:
Sales	(3,123)	(1,868)
Ending balance	$20,053	$24,653

Change in unrealized gains relating to assets still held at the reporting date	$(674)	$(283)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2013:

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended March 31, 2013
Impaired loans	$7,654	$—	$—	$7,654	$(4,780)
Other real estate	4,699	—	—	4,699	(544)
Total	$12,353	$—	$—	$12,353	$(5,324)

(1) The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

Impaired loans are reported at the fair value of the underlying collateral or by determining the net present value of future cash flows. Fair values for collateral dependent impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. Fair values of impaired loans that are not collateral dependent are determined by using a discounted cash flow model to determine the net present value of future cash flows. Other real estate owned is adjusted to fair value upon foreclosure of the loan collateral. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions.

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2013, and December 31, 2012.

	March 31, 2013		December 31, 2012
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$39,321	$39,321	$21,906	$21,906
Federal funds sold	32	32	51	51
Interest-bearing deposits	87,398	87,398	95,413	95,413
Securities available for sale	483,007	483,007	640,212	640,212
Other investments, at cost	14,405	14,405	14,294	14,294
Loans held for sale	5,138	5,138	11,792	11,792
Derivative financial instruments	1,622	1,622	1,754	1,754
Portfolio loans, net	2,222,729	2,225,070	2,261,280	2,267,038
State tax credits, held for sale	55,923	60,903	61,284	66,822
Accrued interest receivable	10,062	10,062	8,497	8,497

Balance sheet liabilities
Deposits	2,494,789	2,502,779	2,658,851	2,669,113
Subordinated debentures	85,081	65,760	85,081	65,840
Federal Home Loan Bank advances	80,000	88,482	80,000	89,301
Other borrowings	205,379	205,477	245,070	245,224
Derivative financial instruments	1,721	1,721	1,979	1,979
Accrued interest payable	1,191	1,191	1,282	1,282

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the condensed consolidated balance sheets at fair value at March 31, 2013, and December 31, 2012:

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,224,976	$2,224,976
State tax credits, held for sale	$—	$—	$40,850	$40,850
Financial Liabilities:
Deposits	1,963,937	—	538,842	2,502,779
Subordinated debentures	—	65,760	—	65,760
Federal Home Loan Bank advances	—	88,482	—	88,482
Other borrowings	—	205,477	—	205,477

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,266,834	$2,266,834
State tax credits, held for sale	$—	$—	$43,802	$43,802
Financial Liabilities:
Deposits	2,079,141	—	589,972	2,669,113
Subordinated debentures	—	65,840	—	65,840
Federal Home Loan Bank advances	—	89,301	—	89,301
Other borrowings	—	245,224	—	245,224

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	Three months ended March 31,
Income Statement Information	2013
Net interest income (expense)	$37,857	$7	$(965)	$36,899
Provision for loan losses	4,109	—	—	4,109
Noninterest income	45	2,794	75	2,914
Noninterest expense	16,768	2,056	1,693	20,517
Income (loss) before income tax expense (benefit)	17,025	745	(2,583)	15,187

	2012
Net interest income (expense)	$31,811	$(128)	$(1,054)	$30,629
Provision for loan losses	4,003	—	—	4,003
Noninterest income	1,892	2,053	38	3,983
Noninterest expense	18,059	1,873	1,432	21,364
Income (loss) before income tax expense (benefit)	11,641	52	(2,448)	9,245

Balance Sheet Information	March 31, 2013		December 31, 2012
Total assets:
Banking	$3,005,483		$3,195,096
Wealth Management	102,194		112,020
Corporate and Intercompany	16,251		18,670
Total	3,123,928		3,325,786

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, ”should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2013 compared to the financial condition as of December 31, 2012. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2013, compared to the same period in 2012. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Summary

The Company reported net income of $10.0 million for the three months ended March 31, 2013, compared to net income of $6.2 million for the same period in 2012. The Company diluted earnings per share of $0.53, compared to $0.31 for the prior year period.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 9 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.3 billion at March 31, 2013, flat with December 31, 2012 and up $81.9 million, or 4% from March 31, 2012. Loans covered under FDIC shared loss agreements ("Covered loans") were $182.8 million at March 31, 2013, a decrease of $18.3 million or 9% from December 31, 2012 and a decrease of $86.4 million or 32% from March 31, 2012.

Portfolio loans excluding covered loans ("Noncovered loans") decreased $20.2 million, or 1%, from December 31, 2012. Commercial & Industrial loans decreased $13.7 million or 1% and Construction Real Estate loans decreased

$4.7 million or 3%, while Residential Real Estate loans increased $2.7 million or 2%. The nominal decrease in loans at March 31, 2013 compared to December 31, 2012 reflected a significant amount of loan fundings in late December of 2012. Average loans in the first quarter of 2013, increased $88.2 million, or 4%, from average loans in the fourth quarter of 2012. Noncovered loans increased $168.3 million or 9% from March 31, 2012. Commercial and Industrial loans increased $157.1 million or 20% while Residential and Construction Real Estate loans declined $1.8 million or 1%.
See Note 4 – Portfolio Loans Not Covered by Loss Share and Note 5 – Portfolio Loans Covered by Loss Share for more information.

•
Deposits – Total deposits at March 31, 2013 were $2.5 billion, a decrease of $164.1 million, or 6%, and $209.4 million, or 8%, from December 31, 2012 and March 31, 2012, respectively. The decrease is mainly due to a decline in certificates of deposit as the Company continues to force a decline through lower cost pricing. Demand deposits decreased $81.3 million or 12% from December 31, 2012 and increased $13.4 million or 2% from March 31, 2012 while interest bearing transaction accounts decreased $33.9 million or 2% from December 31, 2012 and $34.0 million or 2% from March 31, 2012. The decrease in the demand and interest bearing deposits from December 31, 2012 is mainly due to seasonality and the expiration of the FDIC's Transaction Account Guarantee ("TAG") program.

•
Asset quality – Nonperforming loans were $32.2 million at March 31, 2013, compared to $38.7 million at December 31, 2012 and $47.2 million at March 31, 2012. Nonperforming loans represented 1.54% of total Noncovered loans at March 31, 2013 versus 1.84% at December 31, 2012 and 2.46% at March 31, 2012. Excluding non-accrual loans and Covered loans, portfolio loans that were 30-89 days delinquent at March 31, 2013 remained at very low levels, representing 0.12% of the portfolio compared to 0.10% at December 31, 2012 and 0.62% at March 31, 2012.

Provision for loan losses not covered under FDIC loss share was $1.9 million in the first quarter of 2013, compared to $1.7 million in the first quarter of 2012. See Note 4 – Portfolio Loans Not Covered by Loss Share and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 5.10% for the first quarter of 2013, compared to 5.39% for the fourth quarter of 2012 and 4.33% in the first quarter of 2012. See Net Interest Income in this section for more information.

•	Covered loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets for the most recent five quarters.

	For the Quarter ended
(in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Accretion income	$7,112	$7,442	$7,995	$7,155	$7,081
Accelerated cash flows	7,209	9,778	7,446	5,315	2,691
Other	324	419	103	106	130
Total interest income	14,645	17,639	15,544	12,576	9,902
Provision for loan losses	(2,256)	(653)	(10,889)	(206)	(2,285)
Gain on sale of other real estate	689	105	34	769	1,173
Change in FDIC loss share receivable	(4,085)	(8,131)	1,912	(5,694)	(2,956)
Change in FDIC clawback liability	(304)	(575)	—	—	—
Pre-tax net revenue	$8,689	$8,385	$6,601	$7,445	$5,834

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.9 million in the first quarter of 2013, an increase of $168,000, or 9%, over the linked fourth quarter and an increase of $234,000, or 14%, over the period ended March 31, 2012. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended March 31, 2013 and 2012

Net interest income (on a tax equivalent basis) was $37.4 million for the three months ended March 31, 2013 compared to $31.0 million for the same period of 2012, an increase of $6.5 million, or 21%. Total interest income increased $4.9 million and total interest expense decreased $1.6 million.

Average interest-earning assets increased $98.8 million, or 3%, to $3.0 billion for the quarter ended March 31, 2013 from $2.9 billion for the quarter ended March 31, 2012. Average loans increased $119.4 million, or 5%, to $2.3 billion for the quarter ended March 31, 2013, from $2.2 billion for the quarter ended March 31, 2012. Noncovered loans increased $209.9 million while Covered loans decreased $90.5 million. Average securities increased $17.6 million or 3%, while short-term investments decreased $38.3 million or 30% from the first quarter of 2012. Interest income on earning assets decreased $1.3 million primarily due to lower volume on Covered loans and increased $6.2 million primarily due to higher yields on Covered loans, for a net increase of $4.9 million versus the first quarter of 2012.

For the quarter ended March 31, 2013, average interest-bearing liabilities decreased $94.4 million, or 4%, to $2.4 billion compared to $2.5 billion for the quarter ended March 31, 2012. The decrease resulted from a $230.1 million decrease in average interest-bearing deposits, partially offset by a $135.7 million increase in borrowed funds from customer repurchase agreements. The decrease in average interest-bearing deposits is due to a $213.6 million decrease in certificates of deposit, and a $32.9 million decrease in average money market accounts and savings accounts, partially offset by an increase of $16.4 million in interest-bearing transaction accounts. For the first quarter of 2013, interest expense on interest-bearing liabilities decreased $1.2 million due to declining rates and $355,000 due to the impact of lower volumes, for a total decrease of $1.6 million versus the first quarter of 2012.

The tax-equivalent net interest rate margin was 5.10% for the first quarter of 2013, compared to 5.39% for the fourth quarter of 2012 and 4.33% in the first quarter of 2012. In the first quarter of 2013, Covered loans yielded 31.38%
primarily due to cash flows on paid off loans that exceeded expectations.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2013			2012
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,060,818	$24,182	4.76%	$1,867,159	$24,084	5.19%
Tax-exempt loans (2)	46,809	856	7.42	30,572	586	7.71
Covered loans (3)	189,230	14,644	31.38	279,700	9,902	14.24
Total loans	2,296,857	39,682	7.01	2,177,431	34,572	6.39
Taxable investments in debt and equity securities	547,672	2,212	1.64	542,446	2,543	1.89
Non-taxable investments in debt and equity securities (2)	43,551	492	4.58	31,144	365	4.71
Short-term investments	87,975	47	0.22	126,231	77	0.25
Total securities and short-term investments	679,198	2,751	1.64	699,821	2,985	1.72
Total interest-earning assets	2,976,055	42,433	5.78	2,877,252	37,557	5.25
Noninterest-earning assets:
Cash and due from banks	18,327			15,292
Other assets	270,982			410,756
Allowance for loan losses	(46,082)			(36,444)
Total assets	$3,219,282			$3,266,856

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$260,224	$138	0.22%	$243,861	$191	0.32%
Money market accounts	1,007,642	882	0.35	1,072,747	1,430	0.54
Savings	88,334	59	0.27	56,104	69	0.49
Certificates of deposit	553,250	1,938	1.42	766,819	2,779	1.46
Total interest-bearing deposits	1,909,450	3,017	0.64	2,139,531	4,469	0.84
Subordinated debentures	85,081	952	4.54	85,081	1,149	5.43
Borrowed funds	356,713	1,042	1.18	221,029	968	1.76
Total interest-bearing liabilities	2,351,244	5,011	0.86	2,445,641	6,586	1.08
Noninterest bearing liabilities:
Demand deposits	612,090			567,511
Other liabilities	15,186			8,760
Total liabilities	2,978,520			3,021,912
Shareholders' equity	240,762			244,944
Total liabilities & shareholders' equity	$3,219,282			$3,266,856
Net interest income		$37,422			$30,971
Net interest spread			4.92%			4.17%
Net interest rate margin (4)			5.10			4.33

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $504,000 and $319,000 for the three months ended March 31, 2013 and 2012, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 39% tax rate in 2013 and 36% tax rate in 2012. The tax-equivalent adjustments were $523,000 and $342,000 for the three months ended March 31, 2013 and 2012, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2013 compared to 2012
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$2,252	$(2,154)	$98
Tax-exempt loans (3)	293	(23)	270
Covered loans	(4,003)	8,745	4,742
Taxable investments in debt and equity securities	22	(353)	(331)
Non-taxable investments in debt and equity securities (3)	137	(10)	127
Short-term investments	(22)	(8)	(30)
Total interest-earning assets	$(1,321)	$6,197	$4,876

Interest paid on:
Interest-bearing transaction accounts	$12	$(65)	$(53)
Money market accounts	(83)	(465)	(548)
Savings	29	(39)	(10)
Certificates of deposit	(771)	(70)	(841)
Subordinated debentures	—	(197)	(197)
Borrowed funds	458	(384)	74
Total interest-bearing liabilities	(355)	(1,220)	(1,575)
Net interest income	$(966)	$7,417	$6,451

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses not covered under FDIC loss share was $1.9 million in the first quarter of 2013 compared to $1.7 million in the first quarter of 2012.

For Covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. The provision for loan losses on Covered loans was $2.3 million in both the first quarter of 2013 and 2012.

Excluding the Covered loans, the allowance for loan losses was 1.56% of total loans at March 31, 2013, compared to 1.63% at December 31, 2012, and 1.96% at March 31, 2012. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Excluding the Covered loans, net charge-offs in the first quarter of 2013 were $3.7 million, representing an annualized rate of 0.72% of average loans, compared to net charge-offs of $2.1 million, an annualized rate of 0.45% of average loans, in the first quarter of 2012. Approximately 5% of the net charge-offs in the first quarter of 2013 were related to Construction and Land Development loans, 81% were related to Commercial Real Estate loans, 15% were related to Residential Real Estate Loans, 1% were related to Consumer and Other loans and there were 2% net recoveries in Commercial & Industrial loans.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2013	2012
Allowance at beginning of period, for loans not covered under FDIC loss share	$34,330	$37,989
Loans charged off:
Commercial and industrial	(206)	(585)
Real estate:
Commercial	(3,364)	(931)
Construction and Land Development	(190)	(856)
Residential	(986)	(362)
Consumer and other	(34)	—
Total loans charged off	(4,780)	(2,734)
Recoveries of loans previously charged off:
Commercial and industrial	298	96
Real estate:
Commercial	341	17
Construction and Land Development	14	152
Residential	396	356
Consumer and other	—	2
Total recoveries of loans	1,049	623
Net loan chargeoffs	(3,731)	(2,111)
Provision for loan losses	1,853	1,718
Allowance at end of period, for loans not covered under FDIC loss share	$32,452	$37,596

Allowance at beginning of period, for loans covered under FDIC loss share	$11,547	$1,635
Loans charged off	(178)	(910)
Recoveries of loans	—	—
Other	(112)	—
Net loan chargeoffs	(290)	(910)
Provision for loan losses	2,256	2,285
Allowance at end of period, for loans covered under FDIC loss share	$13,513	$3,010

Total Allowance at end of period	$45,965	$40,606

Excludes loans covered under FDIC loss share
Average loans	$2,101,933	$1,897,731
Total portfolio loans	2,085,872	1,917,550
Net chargeoffs to average loans	0.72%	0.45%
Allowance for loan losses to loans	1.56	1.96

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	March 31,	March 31,
(in thousands)	2013	2012
Non-accrual loans	$30,374	$33,963
Loans past due 90 days or more and still accruing interest	1,843	—
Restructured loans	5	13,221
Total nonperforming loans	32,222	47,184
Foreclosed property (1)	7,202	19,655
Total nonperforming assets (1)	$39,424	$66,839

Excludes assets covered under FDIC loss share
Total assets (1)	$3,123,928	$3,245,154
Total portfolio loans	2,085,872	1,917,550
Total loans plus foreclosed property	2,093,074	1,937,205
Nonperforming loans to total loans	1.54%	2.46%
Nonperforming assets to total loans plus foreclosed property	1.88	3.45
Nonperforming assets to total assets (1)	1.26	2.06

Allowance for loans not covered under FDIC loss share to nonperforming loans	101%	80%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude Covered loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Portfolio Loans covered under loss share for more information on these loans.

Nonperforming loans, were $32.2 million at March 31, 2013, a decrease from $38.7 million at December 31, 2012, and $47.2 million at March 31, 2012. The nonperforming loans are comprised of approximately 32 relationships with the largest being a $4.7 million Commercial and Industrial loan. Five relationships comprise 51% of the nonperforming loans. Approximately 33% were located in the St. Louis market, 38% of the nonperforming loans were located in the Kansas City market, and 29% were located in the Arizona market. At March 31, 2013, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 1.54% of Noncovered loans at March 31, 2013, versus 1.84% at December 31, 2012 and 2.46% at March 31, 2012.

Nonperforming loans based on Call Report codes were as follows:

	2013	2012
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Construction and Land Development	$5,387	$4,695	$10,095	$11,278	$12,109
Commercial Real Estate	16,495	22,534	15,231	20,067	21,225
Residential Real Estate	2,528	2,564	3,883	4,543	4,631
Commercial & Industrial	7,812	8,934	2,849	4,667	9,219
Consumer & Other	—	—	—	—	—
Total	$32,222	$38,727	$32,058	$40,555	$47,184

The following table summarizes the changes in nonperforming loans by quarter.

	2013	2012
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Nonperforming loans beginning of period	$38,727	$32,058	$40,555	$47,184	$41,622
Additions to nonaccrual loans	4,590	27,741	9,336	1,073	12,110
Additions to restructured loans	—	74	415	243	4,365
Chargeoffs	(4,780)	(6,597)	(3,974)	(1,971)	(2,734)
Other principal reductions	(6,115)	(8,272)	(9,786)	(4,612)	(3,608)
Moved to Other real estate	(225)	(4,874)	(4,488)	(1,059)	(3,816)
Moved to performing	(1,818)	(1,403)	—	(303)	—
Loans past due 90 days or more and still accruing interest	1,843	—	—	—	(755)
Nonperforming loans end of period	$32,222	$38,727	$32,058	$40,555	$47,184

Other real estate

Other real estate at March 31, 2013, was $24.8 million, compared to $26.5 million at December 31, 2012, and $45.4 million at March 31, 2012. Approximately 71% of total Other real estate, or $17.6 million, is covered by FDIC loss share agreements.

The following table summarizes the changes in Other real estate.

	2013	2012
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Other real estate beginning of period	$26,500	$31,359	$37,275	$45,380	$53,688
Additions and expenses capitalized to prepare property for sale	225	4,874	4,488	2,109	3,816
Additions from FDIC assisted transactions	3,369	1,811	1,830	4,234	3,322
Writedowns in value	(1,080)	(1,149)	(620)	(1,012)	(2,052)
Sales	(4,207)	(10,395)	(11,614)	(13,436)	(13,394)
Other real estate end of period	$24,807	$26,500	$31,359	$37,275	$45,380

At March 31, 2013, Other real estate was comprised of 15% residential lots, 6% completed homes, and 79% commercial real estate. Of the total Other real estate, 54%, or 41 properties, are located in the Kansas City region, 15%, or 11 properties, are located in the St. Louis region and 31%, or 13 properties, are located in the Arizona region. All 13, or $7.7 million of the Arizona Other real estate properties and 32, or $9.9 million, of the Kansas City Other real estate are covered under FDIC loss share. None of the St. Louis region properties are covered under FDIC loss share agreements.

The writedowns in fair value were recorded in Loan legal and other real estate expense or are charged-off existing loan balances based on current market activity shown in the appraisals. In addition, for the three months ended March 31, 2013, the Company realized a net gain of $728,000 on the sale of other real estate and recorded these gains as part of Noninterest income.

Noninterest Income

Noninterest income decreased $1.1 million, or 27%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease is primarily due to decreases in income related to changes in the FDIC Receivable and lower gains on the sale of other real estate partially offset by higher gains on the sale of state tax credits.

•
Wealth Management revenue – For the quarter ended March 31, 2013, Wealth Management revenue from the Trust division increased $234,000, or 14%, compared to the same period in 2012. The increase is due to increased life insurance product sales, as well as steady growth in client asset and fee revenue categories. Assets under administration were $1.9 billion at March 31, 2013, a 13% increase from March 31, 2012, due primarily to general market appreciation.

•
Service charges and other fee income – For the quarter ended March 31, 2013, service charges and other fee income increased $256,000 compared to the same period in 2012, primarily due to increased revenue from service charges on business accounts.

•
Sale of Other real estate – For the quarter ended March 31, 2013, we sold $4.2 million of Other real estate for a gain of $728,000 which included a gain of $39,000 from Other real estate not covered by loss share agreements and a gain of $689,000 from Other real estate covered by loss share agreements. For the same period in 2012, we sold $13.4 million of Other real estate for a net gain of $1.2 million.

•
State tax credit brokerage activities – For the quarter ended March 31, 2013, the Company recorded a gain of $867,000 compared to a gain of $337,000 in the first quarter of 2012. The increase is due to higher sales volume of client purchases of the state tax credits, partially offset by mark-to-market adjustments on those tax credits held at fair value. For more information on the fair value treatment of the state tax credits, see Note 8 – Fair Value Measurements.

•
Sale of investment securities – During the first three months of 2013, the Company realized approximately $122.9 million of proceeds on the sale of investment securities, generating a net gain of $684,000.

•
Change in FDIC loss share receivable – Income related to changes in the FDIC loss share receivable decreased $1.1 million during the first quarter of 2013 compared to the same period in 2012. The decrease in income related to the FDIC loss share receivable was primarily due to higher loan pay-offs in which the losses on the loans were less than expected. During the first quarter of 2013 the change in FDIC loss share receivable was comprised of $3.0 million of negative accretion from accelerated cash flows, $1.8 million of income related to provision for loan losses on Covered loans, and $2.9 million of negative base accretion. During the first quarter of 2012 the change in FDIC loss share receivable was comprised of $712,000 of negative accretion from accelerated cash flows, $1.9 million of income related to the provision for loan losses on Covered loans, and $4.2 million of negative base accretion.

Noninterest Expense

Noninterest expenses were $20.5 million in the first quarter of 2013, a decrease of $847,000, or 4%, from the same quarter of 2012. The decrease over the prior year period was primarily due to a decrease in loan related legal expense and other real estate expenses of $2.0 million, including approximately $1.2 million of reduction related to the timing of reimbursements under FDIC loss share arrangements. This decrease was partially offset by an increase of $1.0 million in salaries and benefits costs related to higher expense for long-term incentive plans, the accrual of higher variable compensation expense, and higher other employee benefits expenses.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 51.5% for the quarter ended March 31, 2013 compared to 61.7% for the prior year period. The improvements in the efficiency ratio compared to the linked quarter and prior year period were primarily due to increased revenue from assets under FDIC loss share agreements, as well as reduced noninterest expenses during the current period.

Income Taxes

For the quarter ended March 31, 2013, the Company’s income tax expense, which includes both federal and state taxes, was $5.1 million compared to $3.1 million for the same period in 2012. The combined federal and state effective income tax rates were relatively consistent at 33.9% and 33.1% for the quarters ended March 31, 2013, and 2012, respectively.

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $9.5 million will be sufficient to meet all projected cash needs for at least the next year.

On September 16, 2011, the Company filed a shelf registration statement on Form S-3 registering up to $40.0 million of common stock, preferred stock, debt securities, and various other securities, including combinations of such securities. The registration statement became effective on September 29, 2011. The Company's ability to offer securities pursuant to the registration statement depends on market conditions and the Company's continuing eligibility to use the Form S-3 under rules of the Securities and Exchange Commission.

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with proceeds used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. The outstanding balance under the Term Loan was $11.4 million and $11.7 million at March 31, 2013, and December 31, 2012, respectively. The Term Loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan agreement. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company was in compliance with all relevant covenants under the Term Loan at March 31, 2013.

As of March 31, 2013, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are currently included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Regulations recently proposed by the Federal Reserve to implement the Basel III Accord would phase out the Tier I capital status of trust preferred securities by 2022. The Company continues to monitor the implementation of these rules and their possible effects on regulatory capital requirements.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2013, the Bank could borrow an additional $186.9 million from the FHLB of Des Moines under blanket loan pledges and has an additional $710.7 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $483.0 million of the securities available for sale at March 31, 2013, $317.8 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $165.2 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of March 31, 2013, the Bank had $76.3 million of reciprocal CDARS money market sweep balances and $3.7 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At March 31, 2013, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $787.9 million in unused commitments as of March 31, 2013. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of March 31, 2013, and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2013, and December 31, 2012.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Tier 1 capital to risk weighted assets	11.61%	10.88%
Total capital to risk weighted assets	12.98%	12.30%
Tier 1 common equity to risk weighted assets	8.30%	7.70%
Leverage ratio (Tier 1 capital to average assets)	8.83%	8.36%
Tangible common equity to tangible assets	6.69%	6.02%
Tier 1 capital	$281,001	$268,870
Total risk-based capital	$313,938	$303,951

The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures. The tables below contain reconciliations of these ratios to U.S. GAAP.

Tangible common equity ratio

(In thousands)	March 31, 2013	December 31, 2012
Total shareholders' equity	$243,704	$235,745
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,973)	(7,406)
Tangible common equity	$206,397	$198,005

Total assets	$3,123,928	$3,325,786
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,973)	(7,406)
Tangible assets	$3,086,621	$3,288,046

Tangible common equity to tangible assets	6.69%	6.02%

Tier 1 common equity ratio

(In thousands)	March 31, 2013	December 31, 2012
Total shareholders' equity	$243,704	$235,745
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,973)	(7,406)
Less: Unrealized gains	(5,551)	(7,790)
Plus: Qualifying trust preferred securities	80,100	78,600
Other	55	55
Tier 1 capital	$281,001	$268,870
Less: Preferred stock	—	—
Less: Qualifying trust preferred securities	(80,100)	(78,600)
Tier 1 common equity	$200,901	$190,270

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,419,432	2,471,668

Tier 1 common equity to risk weighted assets	8.30%	7.70%

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Standards

FASB ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" In December 2011, the FASB issued ASU 2011-11 which requires entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting or similar arrangement to disclose the following information separately for assets and liabilities in a tabular format:

•	Gross amounts of recognized assets and liabilities

•	Offsetting amounts that determine the net amount presented in the balance sheet

•	Amounts subject to an enforceable master netting arrangement that were not already included in the disclosure required above, including

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

In addition to the tabular disclosure described above, entities are required to provide a description of the setoff rights associated with assets and liabilities subject to an enforceable master netting arrangement. This ASU was effective for the years beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance must be applied retrospectively for any period presented that begins before an entity's date of initial application. This ASU did not have a material impact on the Company's consolidated financial statements as it does not have any material assets or liabilities that are offset as discussed in the standard.

FASB ASU 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" In October 2012, the FASB issued ASU 2012-06, which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement.  The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted.  The adoption of this accounting pronouncement had no impact on the Company’s financial statements as the Company was already accounting for the indemnification asset in accordance with such principles.

FASB ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" On January 31, 2013, the FASB issued ASU 2013-01 which provides scope clarifications related to the previously issued ASU 2011-11. These ASU's provide new requirements for disclosures about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in these updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This ASU did not have a material impact on the Company's consolidated financial statements as it does not have any material assets or liabilities that are offset as discussed in the standard.

FASB ASU 2013-02, "Comprehensive Income (Topic 220)" In February 2013, the FASB issued ASU 2013-02 requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements.

This ASU is effective for fiscal years beginning after December 15, 2012. This ASU did not have a material impact on the consolidated financial statements. We have adopted this ASU and revised our disclosures, as seen in the Statement of Comprehensive Income and in Note 1 - Summary of Significant Accounting Policies.

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

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank’s Asset/Liability Management Committee and approved by the Bank’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to a 100 to 400 basis point parallel rate shock through the use of simulation modeling.

Interest rate simulations for March 31, 2013, demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2013.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$61,539	$44,688	$40,298	$108,353	$77,848	$150,281	$483,007
Other investments	—	—	—	—	—	14,405	14,405
Interest-bearing deposits	87,398	—	—	—	—	—	87,398
Federal funds sold	32	—	—	—	—	—	32
Portfolio loans (1)	1,684,437	218,297	175,258	82,237	83,893	24,572	2,268,694
Loans held for sale	5,138	—	—	—	—	—	5,138
Total interest-earning assets	$1,838,544	$262,985	$215,556	$190,590	$161,741	$189,258	$2,858,674

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,358,391	$—	$—	$—	$—	$—	$1,358,391
Certificates of deposit	303,951	61,862	121,845	40,640	2,396	158	530,852
Subordinated debentures	85,081	—	—	—	—	—	85,081
Other borrowings	190,169	3,810	21,400	—	70,000	—	285,379
Total interest-bearing liabilities	$1,937,592	$65,672	$143,245	$40,640	$72,396	$158	$2,259,703

Interest-sensitivity GAP
GAP by period	$(99,048)	$197,313	$72,311	$149,950	$89,345	$189,100	$598,971
Cumulative GAP	$(99,048)	$98,265	$170,576	$320,526	$409,871	$598,971	$598,971
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.95	4.00	1.50	4.69	2.23	1,197.84	1.27
Cumulative GAP as of March 31, 2013	0.95	1.05	1.08	1.15	1.18	1.27	1.27

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2013. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013:

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

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery concluded on April 16, 2013 and dispositive motions were filed. The Company is unable to estimate a reasonably possible loss because there are significant legal issues to be determined and depending on the resolution of the legal issues, significant factual issues to be determined and resolved. The Company denies Plaintiffs' allegation and intends to vigorously defend the lawsuit.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case filed in the Circuit Court of St. Louis County, relating to BJD’s investment in the Distinctive Notes. Plaintiffs allege that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs are seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court has now granted the Bank's motion to compel arbitration and stay proceedings. Arbitration proceedings are not yet underway. The Company is unable to estimate a reasonably possible loss because the proceedings are in early stages and there are significant factual issues to be determined and resolved. The Company denies Plaintiffs' allegations and intends to vigorously defend the lawsuit.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleges, among other things, that defendants made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action seeks unspecified damages and costs and expenses. On October 10, 2012, Plaintiff filed an amended complaint. The Company moved to dismiss the complaint on December 11, 2012. A hearing on the Company's motion to dismiss is currently set for early May 2013. The Company is unable to estimate a reasonably possible loss for the case because the proceeding is in an early stage and there are significant legal and factual issues to be determined and resolved. The Company denies plaintiffs’ allegations and intends to vigorously defend the lawsuit.

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6: EXHIBITS

Exhibit Number	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*10.1
Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 30, 2008), and amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2002 (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008), and amended by that Second Amendment of Executive Employment Agreement dated as of March 25, 2013 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 26, 2013).

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2013 and December 31, 2012; (ii) Consolidated Statement of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 3, 2013.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer