Form 10-Q
period 2013-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2013-08-02
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]  No [X]

As of July 31, 2013, the Registrant had 18,237,767 shares of outstanding common stock.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$32,019	$21,906
Federal funds sold	41	51
Interest-bearing deposits (including $2,140 and $3,270 pledged as collateral)	66,276	94,413
Total cash and cash equivalents	98,336	116,370
Interest-bearing deposits greater than 90 days	5,300	1,000
Securities available for sale	471,017	640,212
Mortgage loans held for sale	5,583	11,792
Portfolio loans not covered under FDIC loss share	2,078,568	2,106,039
Less: Allowance for loan losses	27,619	34,330
Portfolio loans not covered under FDIC loss share, net	2,050,949	2,071,709
Portfolio loans covered under FDIC loss share, net of the allowance for loan losses ($11,045 and $11,547, respectively)	158,818	189,571
Portfolio loans, net	2,209,767	2,261,280
Other real estate not covered under FDIC loss share	8,213	9,327
Other real estate covered under FDIC loss share	17,150	17,173
Other investments, at cost	19,205	14,294
Fixed assets, net	20,544	21,121
Accrued interest receivable	9,235	8,497
State tax credits, held for sale, including $19,822 and $23,020 carried at fair value, respectively	55,493	61,284
FDIC loss share receivable	44,982	61,475
Goodwill	30,334	30,334
Intangibles, net	6,746	7,406
Other assets	92,515	64,221
Total assets	$3,094,420	$3,325,786

Liabilities and Shareholders' Equity
Demand deposits	$618,278	$686,805
Interest-bearing transaction accounts	217,178	272,753
Money market accounts	885,400	1,036,125
Savings	90,693	83,458
Certificates of deposit:
$100 and over	397,478	396,896
Other	159,207	182,814
Total deposits	2,368,234	2,658,851
Subordinated debentures	83,081	85,081
Federal Home Loan Bank advances	191,000	80,000
Other borrowings	178,212	233,370
Notes payable	11,100	11,700
Accrued interest payable	1,044	1,282
Other liabilities	14,074	19,757
Total liabilities	2,846,745	3,090,041

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 18,299,466 and 18,088,152 shares issued, respectively	183	181
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	176,395	173,299
Retained earnings	75,387	56,218
Accumulated other comprehensive income	(2,547)	7,790
Total shareholders' equity	247,675	235,745
Total liabilities and shareholders' equity	$3,094,420	$3,325,786
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$35,585	$37,272	$74,934	$71,633
Interest on debt securities:
Taxable	2,054	2,366	4,167	4,812
Nontaxable	305	236	606	470
Interest on interest-bearing deposits	46	65	93	142
Dividends on equity securities	71	90	171	187
Total interest income	38,061	40,029	79,971	77,244
Interest expense:
Interest-bearing transaction accounts	123	193	261	384
Money market accounts	752	1,240	1,634	2,670
Savings	56	72	115	141
Certificates of deposit:
$100 and over	1,429	1,840	2,881	3,809
Other	460	696	946	1,506
Subordinated debentures	949	980	1,901	2,129
Federal Home Loan Bank advances	730	768	1,464	1,606
Notes payable and other borrowings	254	107	562	237
Total interest expense	4,753	5,896	9,764	12,482
Net interest income	33,308	34,133	70,207	64,762
Provision for loan losses not covered under FDIC loss share	(4,295)	75	(2,442)	1,793
Provision for loan losses covered under FDIC loss share	(2,278)	206	(22)	2,491
Net interest income after provision for loan losses	39,881	33,852	72,671	60,478
Noninterest income:
Wealth Management revenue	1,778	1,991	3,721	3,700
Service charges on deposit accounts	1,724	1,413	3,257	2,743
Other service charges and fee income	661	578	1,308	1,172
Gain on sale of other real estate	362	1,256	1,090	2,413
Gain on state tax credits, net	39	587	906	924
Gain on sale of investment securities	—	134	684	1,156
Change in FDIC loss share receivable	(6,713)	(5,694)	(10,798)	(8,650)
Miscellaneous income	472	580	1,069	1,370
Total noninterest income	(1,677)	845	1,237	4,828
Noninterest expense:
Employee compensation and benefits	10,766	11,052	22,229	21,515
Occupancy	1,316	1,379	2,765	2,763
Furniture and equipment	377	386	844	850
Data processing	936	829	1,857	1,649
FDIC and other insurance	833	843	1,692	1,796
Loan legal and other real estate expense	2,075	1,955	2,108	4,029
Other	5,076	4,970	10,401	10,176
Total noninterest expense	21,379	21,414	41,896	42,778

Income before income tax expense	16,825	13,283	32,012	22,528
Income tax expense	5,792	4,517	10,939	7,577
Net income	$11,033	$8,766	$21,073	$14,951

Net income available to common shareholders	$11,033	$8,122	$21,073	$13,666

Earnings per common share
Basic	$0.61	$0.46	$1.17	$0.77
Diluted	0.58	0.44	1.11	0.75
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$11,033	$8,766	$21,073	$14,951
Other comprehensive income, net of tax:
Unrealized (loss) gain on investment securities arising during the period, net of income tax (benefit)/expense for three months of $(5,155) and $833, and for the six months of ($6,314) and $2,098, respectively	(8,098)	1,482	(9,920)	3,278
Less reclassification adjustment for realized gain on sale of securities included in net income, net of income tax expense for three months of $0 and $48, and for the six months of $267 and $416, respectively	—	(86)	(417)	(740)
Total other comprehensive (loss) income	(8,098)	1,396	(10,337)	2,538
Total comprehensive income	$2,935	$10,162	$10,736	$17,489

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2013	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	21,073	—	21,073
Other comprehensive loss	—	—	—	—	—	(10,337)	(10,337)
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,904)	—	(1,904)
Repurchase of common stock warrants	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 211,314 shares	—	2	—	2,262	—	—	2,264
Share-based compensation	—	—	—	1,788	—	—	1,788
Excess tax benefit related to equity compensation plans	—	—	—	52	—	—	52
Balance June 30, 2013	$—	$183	$(1,743)	$176,395	$75,387	$(2,547)	$247,675

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2012	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	14,951	—	14,951
Other comprehensive income	—	—	—	—	—	2,538	2,538
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,871)	—	(1,871)
Cash dividends paid on preferred stock	—	—	—	—	(875)	—	(875)
Preferred stock accretion of discount	410	—	—	—	(410)	—	—
Issuance under equity compensation plans, 83,189 shares	—	1	—	455	—	—	456
Share-based compensation	—	—	—	1,124	—	—	1,124
Balance June 30, 2012	$33,703	$179	$(1,743)	$170,717	$46,892	$6,140	$255,888

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$21,073	$14,951
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,360	1,278
Provision for loan losses	(2,464)	4,284
Deferred income taxes	1,267	(1,622)
Net amortization of debt securities	3,299	3,999
Amortization of intangible assets	930	975
Gain on sale of investment securities	(684)	(1,156)
Mortgage loans originated for sale	(34,645)	(47,839)
Proceeds from mortgage loans sold	39,474	49,158
Gain on sale of other real estate	(1,090)	(2,413)
Gain on state tax credits, net	(906)	(924)
Share-based compensation	1,788	1,124
Valuation adjustment on other real estate	754	1,814
Net accretion of loan discount and indemnification asset	(8,725)	(5,011)
Changes in:
Accrued interest receivable	(737)	(472)
Accrued interest payable	(238)	(303)
Prepaid FDIC insurance	2,607	1,252
Other assets	(11,002)	(2,710)
Other liabilities	(5,683)	9,981
Net cash provided by operating activities	6,378	26,366
Cash flows from investing activities:
Net decrease in loans	65,771	3,340
Net cash proceeds received from FDIC loss share receivable	7,442	70,014
Proceeds from the sale of debt and equity securities, available for sale	122,894	110,876
Proceeds from the maturity of debt and equity securities, available for sale	50,468	63,233
Proceeds from the redemption of other investments	15,689	4,498
Proceeds from the sale of state tax credits held for sale	8,126	4,134
Proceeds from the sale of other real estate	9,925	34,327
Payments for the purchase/origination of:
Available for sale debt and equity securities	(23,700)	(179,285)
Other investments	(20,858)	(4,481)
Bank owned life insurance	(20,000)	—
State tax credits held for sale	(1,365)	(18,347)
Fixed assets	(834)	(3,904)
Net cash provided by investing activities	213,558	84,405
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(68,527)	38,477
Net decrease in interest-bearing deposit accounts	(222,091)	(225,558)
Proceeds from Federal Home Loan Bank advances	459,000	91,500
Repayments of Federal Home Loan Bank advances	(348,000)	(103,000)
Repayments of notes payable	(600)	—
Repayments of subordinated debt	(2,000)	—
Net decrease in other borrowings	(55,158)	(22,066)
Cash dividends paid on common stock	(1,904)	(1,871)
Excess tax benefit of share-based compensation	52	—
Payment for the repurchase of common stock warrants	(1,006)	—
Cash dividends paid on preferred stock	—	(875)
Proceeds from the issuance of equity instruments	2,264	456
Net cash used by financing activities	(237,970)	(222,937)
Net decrease in cash and cash equivalents	(18,034)	(112,166)
Cash and cash equivalents, beginning of period	116,370	188,143
Cash and cash equivalents, end of period	$98,336	$75,977
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,002	$12,179
Income taxes	16,936	10,378
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$10,908	$13,481
Sales of other real estate financed	2,881	2,673
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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income as reported	$11,033	$8,766	$21,073	$14,951
Preferred stock dividend	—	(438)	—	(875)
Accretion of preferred stock discount	—	(206)	—	(410)
Net income available to common shareholders	$11,033	$8,122	$21,073	$13,666

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	354	371	709	742
Net income available to common shareholders and assumed conversions	$11,387	$8,493	$21,782	$14,408

Weighted average common shares outstanding	18,119	17,833	18,052	17,808
Incremental shares from assumed conversions of convertible trust preferred securities	1,439	1,439	1,439	1,439
Additional dilutive common stock equivalents	153	14	115	32
Weighted average diluted common shares outstanding	19,711	19,286	19,606	19,279

Basic earnings per common share:	$0.61	$0.46	$1.17	$0.77
Diluted earnings per common share:	$0.58	$0.44	$1.11	$0.75

For the three months ended June 30, 2013 and 2012, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 551,667, and 1.1 million common stock equivalents (including 324,074 common stock warrants), respectively. For the six months ended June 30, 2013 and 2012, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 547,356 (including 14,324 average common stock warrants), and 1.0 million common stock equivalents (including 324,074 common stock warrants), respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	June 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$130,241	$998	$(519)	$130,720
Obligations of states and political subdivisions	52,245	904	(2,165)	50,984
Residential mortgage-backed securities	292,700	2,647	(6,034)	289,313
	$475,186	$4,549	$(8,718)	$471,017

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$149,039	$3,329	$—	$152,368
Obligations of states and political subdivisions	51,202	2,279	(478)	53,003
Residential mortgage-backed securities	427,221	7,884	(264)	434,841
	$627,462	$13,492	$(742)	$640,212

At June 30, 2013, and December 31, 2012, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $219.7 million and $359.3 million at June 30, 2013, and December 31, 2012, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,534	$1,547
Due after one year through five years	142,301	143,018
Due after five years through ten years	22,412	22,384
Due after ten years	16,239	14,755
Mortgage-backed securities	292,700	289,313
	$475,186	$471,017

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	June 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$51,649	$519	$—	$—	$51,649	$519
Obligations of states and political subdivisions	$21,668	$1,803	$3,039	$362	$24,707	$2,165
Residential mortgage-backed securities	161,101	6,034	—	—	161,101	6,034
	$234,418	$8,356	$3,039	$362	$237,457	$8,718

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	6,434	122	3,389	356	9,823	478
Residential mortgage-backed securities	40,471	143	11,266	121	51,737	264
	$46,905	$265	$14,655	$477	$61,560	$742

The unrealized losses at both June 30, 2013, and December 31, 2012, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2013, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Gross gains realized	$—	$324	$866	$1,399
Gross losses realized	—	(190)	(182)	(243)
Proceeds from sales	—	46,400	122,894	110,876

NOTE 4 - PORTFOLIO LOANS NOT COVERED BY LOSS SHARE ("Non-covered")

Below is a summary of Non-covered loans by category at June 30, 2013, and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Real Estate Loans:
Construction and Land Development	$147,888	$160,911
Commercial real estate - Investor Owned	447,754	486,467
Commercial real estate - Owner Occupied	337,946	333,242
Residential real estate	151,098	145,558
Total real estate loans	$1,084,686	$1,126,178
Commercial and industrial	962,920	962,884
Consumer & other	30,220	16,966
Portfolio Loans	$2,077,826	$2,106,028
Unearned loan costs, net	742	11
Portfolio loans, including unearned loan costs	$2,078,568	$2,106,039

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Non-covered loans by portfolio class and category based on impairment method through June 30, 2013, and at December 31, 2012, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Allowance for Loan Losses:
Balance at December 31, 2012	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Provision charged to expense	120	179	953	(127)	675	46	7	1,853
Losses charged off	(206)	(312)	(3,052)	(190)	(986)	(34)	—	(4,780)
Recoveries	298	5	336	14	396	—	—	1,049
Balance at March 31, 2013	$10,276	$4,064	$8,640	$4,936	$2,111	$43	$2,382	$32,452
Provision charged to expense	(320)	(139)	(2,273)	(998)	(299)	1	(267)	(4,295)
Losses charged off	(400)	(32)	(176)	(144)	—	—	—	(752)
Recoveries	118	17	24	21	34	—	—	214
Balance at June 30, 2013	$9,674	$3,910	$6,215	$3,815	$1,846	$44	$2,115	$27,619

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance June 30, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,221	$—	$591	$452	$67	$—	$—	$4,331
Collectively evaluated for impairment	6,453	3,910	5,624	3,363	1,779	44	2,115	23,288
Total	$9,674	$3,910	$6,215	$3,815	$1,846	$44	$2,115	$27,619
Loans - Ending Balance:
Individually evaluated for impairment	$6,681	$761	$11,678	$4,396	$2,432	$—	$—	$25,948
Collectively evaluated for impairment	956,239	337,185	436,076	143,492	148,666	30,962	—	2,052,620
Total	$962,920	$337,946	$447,754	$147,888	$151,098	$30,962	$—	$2,078,568

Balance at December 31, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,446	$339	$3,400	$732	$259	$—	$—	$8,176
Collectively evaluated for impairment	6,618	3,853	7,003	4,507	1,767	31	2,375	26,154
Total	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Loans - Ending Balance:
Individually evaluated for impairment	$8,934	$5,772	$16,762	$4,695	$2,564	$—	$—	$38,727
Collectively evaluated for impairment	953,950	327,470	469,705	156,216	142,994	16,977	—	2,067,312
Total	$962,884	$333,242	$486,467	$160,911	$145,558	$16,977	$—	$2,106,039

A summary of Non-covered loans individually evaluated for impairment by category at June 30, 2013, and December 31, 2012, is as follows:

	June 30, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$6,841	$—	$6,788	$6,788	$3,221	$7,959
Real Estate:
Commercial - Owner Occupied	1,137	778	—	778	—	3,529
Commercial - Investor Owned	14,776	7,925	4,069	11,994	591	12,798
Construction and Land Development	5,477	3,380	1,145	4,525	452	5,059
Residential	3,149	1,918	596	2,514	67	2,567
Consumer & Other	—	—	—	—	—	—
Total	$31,380	$14,001	$12,598	$26,599	$4,331	$31,912

	December 31, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$9,005	$96	$8,838	$8,934	$3,446	$6,379
Real Estate:
Commercial - Owner Occupied	6,726	2,178	3,594	5,772	339	7,985
Commercial - Investor Owned	19,864	185	16,577	16,762	3,400	10,500
Construction and Land Development	6,491	1,560	3,135	4,695	732	10,259
Residential	3,132	1,626	938	2,564	259	4,368
Consumer & Other	—	—	—	—	—	—
Total	$45,218	$5,645	$33,082	$38,727	$8,176	$39,491

There were no loans over 90 days past due and still accruing interest at June 30, 2013. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $279,000 and $1.0 million for the three and six months ended June 30, 2013, respectively. The cash amount collected and recognized as interest income on impaired loans was $9,000 and $24,000 for the three and six months ended June 30, 2013, respectively. There was no interest income recognized on impaired loans continuing to accrue interest for the three and six months ended June 30, 2013, respectively. At June 30, 2013, there were $1.7 million of unadvanced commitments on impaired loans. Other Liabilities include approximately $259,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in non-accrual, restructured, and 90 days past due and still accruing interest Non-covered loans by category at June 30, 2013, and December 31, 2012, is as follows:

	June 30, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$6,788	$—	$—	$6,788
Real Estate:
Commercial - Investor Owned	11,994	—	—	11,994
Commercial - Owner Occupied	778	—	—	778
Construction and Land Development	4,525	—	—	4,525
Residential	2,514	—	—	2,514
Consumer & Other	—	—	—	—
Total	$26,599	$—	$—	$26,599

	December 31, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$8,929	$5	$—	$8,934
Real Estate:
Commercial - Investor Owned	16,762	—	—	16,762
Commercial - Owner Occupied	5,772	—	—	5,772
Construction and Land Development	3,260	1,435	—	4,695
Residential	2,564	—	—	2,564
Consumer & Other	—	—	—	—
Total	$37,287	$1,440	$—	$38,727

There were no Non-covered loans that have been restructured and subsequently defaulted in the six months ended June 30, 2013.

The aging of the recorded investment in past due Non-covered loans by portfolio class and category at June 30, 2013, and December 31, 2012, is shown below.

	June 30, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$597	$1,166	$1,763	$961,157	$962,920
Real Estate:
Commercial - Owner Occupied	1,016	761	1,777	336,169	337,946
Commercial - Investor Owned	2,961	7,498	10,459	437,295	447,754
Construction and Land Development	1,054	1,258	2,312	145,576	147,888
Residential	824	639	1,463	149,635	151,098
Consumer & Other	—	—	—	30,962	30,962
Total	$6,452	$11,322	$17,774	$2,060,794	$2,078,568

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$14	$—	$14	$962,870	$962,884
Real Estate:
Commercial - Owner Occupied	1,352	2,081	3,433	329,809	333,242
Commercial - Investor Owned	—	4,045	4,045	482,422	486,467
Construction and Land Development	1,201	1,559	2,760	158,151	160,911
Residential	616	593	1,209	144,349	145,558
Consumer & Other	34	—	34	16,943	16,977
Total	$3,217	$8,278	$11,495	$2,094,544	$2,106,039

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

The recorded investment by risk category of the Non-covered loans by portfolio class and category at June 30, 2013, which is based upon the most recent analysis performed, and December 31, 2012 is as follows:

	June 30, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$899,104	$44,072	$19,309	$435	$962,920
Real Estate:
Commercial - Owner Occupied	299,608	24,182	14,156	—	337,946
Commercial - Investor Owned	373,518	44,407	29,829	—	447,754
Construction and Land Development	111,680	15,048	20,679	481	147,888
Residential	134,026	7,352	9,720	—	151,098
Consumer & Other	30,958	4	—	—	30,962
Total	$1,848,894	$135,065	$93,693	$916	$2,078,568

	December 31, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$912,766	$29,524	$18,546	$2,048	$962,884
Real Estate:
Commercial - Owner Occupied	290,850	26,336	15,898	158	333,242
Commercial - Investor Owned	389,886	64,707	31,874	—	486,467
Construction and Land Development	124,857	9,543	26,012	499	160,911
Residential	130,159	5,921	9,478	—	145,558
Consumer & Other	16,972	5	—	—	16,977
Total	$1,865,490	$136,036	$101,808	$2,705	$2,106,039

NOTE 5 - PORTFOLIO LOANS COVERED BY LOSS SHARE ("Covered loans")

Below is a summary of Covered loans by category at June 30, 2013, and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands)	Weighted- Average Risk Rating	Recorded Investment Covered Loans	Weighted- Average Risk Rating	Recorded Investment Covered Loans
Real Estate Loans:
Construction and Land Development	7.08	$21,122	7.06	$30,537
Commercial real estate - Investor Owned	6.50	54,087	6.08	57,602
Commercial real estate - Owner Occupied	6.66	43,686	6.65	47,140
Residential real estate	5.70	38,398	5.68	42,531
Total real estate loans		$157,293		$177,810
Commercial and industrial	6.76	11,484	6.57	22,034
Consumer & other	4.06	1,086	4.19	1,274
Portfolio Loans		$169,863		$201,118

The aging of the recorded investment in past due Covered loans by portfolio class and category at June 30, 2013, and December 31, 2012, is shown below.

	June 30, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$3,655	$549	$4,204	$7,280	$11,484
Real Estate:
Commercial - Owner Occupied	4,053	4,521	8,574	35,112	43,686
Commercial - Investor Owned	189	3,386	3,575	50,512	54,087
Construction and Land Development	22	8,470	8,492	12,630	21,122
Residential	2,363	2,141	4,504	33,894	38,398
Consumer & Other	4	—	4	1,082	1,086
Total	$10,286	$19,067	$29,353	$140,510	$169,863

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$319	$3,925	$4,244	$17,790	$22,034
Real Estate:
Commercial - Owner Occupied	887	5,144	6,031	41,109	47,140
Commercial - Investor Owned	308	665	973	56,629	57,602
Construction and Land Development	36	13,532	13,568	16,969	30,537
Residential	1,232	2,907	4,139	38,392	42,531
Consumer & Other	1	2	3	1,271	1,274
Total	$2,783	$26,175	$28,958	$172,160	$201,118

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

The following table is a rollforward of Covered loans, net of the allowance for loan losses, for the six months ended June 30, 2013 and 2012.

(In thousands)	Contractual Cashflows	Less: Non-accretable Difference	Less: Accretable Yield	Carrying Amount
Balance January 1, 2013	$386,966	$118,627	$78,768	$189,571
Principal reductions and interest payments	(23,628)	—	—	(23,628)
Accretion of loan discount	—	—	(13,735)	13,735
Changes in contractual and expected cash flows due to remeasurement	(2,595)	(14,136)	5,995	5,546
Reductions due to disposals	(56,473)	(21,463)	(8,604)	(26,406)
Balance June 30, 2013	$304,270	$83,028	$62,424	$158,818

Balance January 1, 2012	$618,791	$256,481	$63,335	$298,975
Principal reductions and interest payments	(49,893)	—	—	(49,893)
Accretion of loan discount	—	—	(14,235)	14,235
Changes in contractual and expected cash flows due to remeasurement	23,114	(53,450)	69,608	6,956
Reductions due to disposals	(71,288)	(38,080)	(3,534)	(29,674)
Balance June 30, 2012	$520,724	$164,951	$115,174	$240,599

A summary of activity in the FDIC loss share receivable for the six months ended June 30, 2013 is as follows:

(In thousands)	June 30, 2013
Balance at beginning of period	$61,475
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(7,442)
FDIC reimbursable losses, net	1,747
Adjustments reflected in income:
Amortization, net	(5,850)
Loan impairment recapture	(37)
Reductions for payments on covered assets in excess of expected cash flows	(4,911)
Balance at end of period	$44,982

Due to continued favorable projections in the expected cash flows of its Covered loans, the Company continues to anticipate that it will be required to pay the FDIC at the end of one of the loss share agreements. Accordingly, a liability of $1.3 million has been recorded at June 30, 2013. As part of the remeasurement process, the Company recorded a $449,000 adjustment to increase the liability through Other noninterest expense during the quarter ended June 30, 2013. The liability will continue to be adjusted as part of the quarterly remeasurement process through the end of the loss share agreement.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2013, there were $1.7 million of unadvanced commitments on impaired loans. Other liabilities include approximately $259,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2013, and December 31, 2012, are as follows:

(in thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$742,387	$722,325
Standby letters of credit	44,636	42,561

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2013, and December 31, 2012, approximately $33.4 million and $50.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 6 months to 5 years at June 30, 2013.

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

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery concluded on April 16, 2013 and dispositive motions were filed. On July 9, 2013 the judge dismissed all counts related to RICO, as well as the Company's negligence. Plaintiffs subsequently filed a motion requesting the court to reconsider the dismissal. The claims that remain pending against the Company are the breach of contract claims asserted by 41 Plaintiffs who held IRA accounts with the Company. The Company is unable to estimate a range of reasonably possible loss because there are significant legal issues to be determined and depending on the resolution of the legal issue, significant factual issues to be determined and resolved. The Company denies the Plaintiffs' allegations and intends to vigorously defend the lawsuit.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has been named as a defendant in this case filed in the Circuit Court of St. Louis County, relating to BJD’s investment in the Distinctive Notes. Plaintiffs alleged that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs were seeking approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court granted the Bank's motion to compel arbitration and stay proceedings. On June 18, 2013 the Company reached a confidential settlement with Dunning, which was paid entirely through an existing insurance policy. The settlement dismissed all liabilities of the Company relating to BJD, LLC and Barbara Dunning. Since the settlement was paid by the Company's insurance carrier, there was no impact to the Company's financial statements.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleged, among other things, that defendants made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action sought unspecified damages and costs and expenses. On October 10, 2012, Plaintiff filed an amended complaint. The Company moved to dismiss the complaint on December 11, 2012. On May 29, 2013 the Company's motion to dismiss the complaint was granted, and the complaint was dismissed with prejudice. On June 27, 2013, Plaintiff filed a declaration stating he would not file an appeal of the complaint. The Company considers the matter closed and any possible loss remote.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At June 30, 2013, and December 31, 2012, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At June 30, 2013, the Company had $820,000 of counterparty credit exposure on derivatives. At June 30, 2013, and December 31, 2012, the Company had pledged cash of $2.1 million and $3.3 million, respectively, as collateral in connection with our interest rate swap agreements.

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

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate cap contracts	$34,050	$49,050	$23	$13	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2013	2012	2013	2012
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$11	$(39)	$10	$(65)

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate swap contracts	$119,129	$126,962	$797	$1,741	$836	$1,979

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2013	2012	2013	2012
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(68)	$(110)	$(173)	$(251)

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2013
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$130,720	$—	$130,720
Obligations of states and political subdivisions	—	47,945	3,039	50,984
Residential mortgage-backed securities	—	289,313	—	289,313
Total securities available for sale	$—	$467,978	$3,039	$471,017
Portfolio loans	—	4,429	—	4,429
State tax credits held for sale	—	—	19,822	19,822
Derivative financial instruments	—	820	—	820
Total assets	$—	$473,227	$22,861	$496,088

Liabilities
Derivative financial instruments	$—	$836	$—	$836
Total liabilities	$—	$836	$—	$836

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At June 30, 2013, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At June 30, 2013, of the $55.5 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $19.8 million were carried at fair value. The remaining $35.7 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2013 and 2012, respectively.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the quarter ended June 30, 2013 or 2012.

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

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$3,051	$3,024	$3,049	$6,763
Total (losses) gains:
Included in other comprehensive income	(12)	18	(10)	15
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	—	(3,736)
Ending balance	$3,039	$3,042	$3,039	$3,042

Change in unrealized (losses) gains relating to assets still held at the reporting date	$(12)	$18	$(10)	$15

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$20,053	$24,653	$23,020	$26,350
Total gains:
Included in earnings	(51)	559	105	730
Purchases, sales, issuances and settlements:
Sales	(180)	(376)	(3,303)	(2,244)
Ending balance	$19,822	$24,836	$19,822	$24,836

Change in unrealized gains relating to assets still held at the reporting date	$(99)	$465	$(773)	$182

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2013:

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended June 30, 2013	Total (losses) gains for the six months ended June 30, 2013
Impaired loans	$7,471	$—	$—	$7,471	$(752)	$(5,532)
Other real estate	5,599	—	—	5,599	(210)	(754)
Total	$13,070	$—	$—	$13,070	$(962)	$(6,286)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2013, and December 31, 2012.

	June 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$32,019	$32,019	$21,906	$21,906
Federal funds sold	41	41	51	51
Interest-bearing deposits	71,576	71,576	95,413	95,413
Securities available for sale	471,017	471,017	640,212	640,212
Other investments, at cost	19,205	19,205	14,294	14,294
Loans held for sale	5,583	5,583	11,792	11,792
Derivative financial instruments	820	820	1,754	1,754
Portfolio loans, net	2,209,767	2,209,508	2,261,280	2,267,038
State tax credits, held for sale	55,493	59,824	61,284	66,822
Accrued interest receivable	9,235	9,235	8,497	8,497

Balance sheet liabilities
Deposits	2,368,234	2,374,537	2,658,851	2,669,113
Subordinated debentures	83,081	63,867	85,081	65,840
Federal Home Loan Bank advances	191,000	198,587	80,000	89,301
Other borrowings	189,312	189,391	245,070	245,224
Derivative financial instruments	836	836	1,979	1,979
Accrued interest payable	1,044	1,044	1,282	1,282

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the condensed consolidated balance sheets at fair value at June 30, 2013, and December 31, 2012:

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,209,475	$2,209,475
State tax credits, held for sale	$—	$—	$40,002	$40,002
Financial Liabilities:
Deposits	1,811,549	—	562,988	2,374,537
Subordinated debentures	—	63,867	—	63,867
Federal Home Loan Bank advances	—	198,587	—	198,587
Other borrowings	—	189,391	—	189,391

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,266,834	$2,266,834
State tax credits, held for sale	$—	$—	$43,802	$43,802
Financial Liabilities:
Deposits	2,079,141	—	589,972	2,669,113
Subordinated debentures	—	65,840	—	65,840
Federal Home Loan Bank advances	—	89,301	—	89,301
Other borrowings	—	245,224	—	245,224

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	Three months ended June 30,
Income Statement Information	2013
Net interest income (expense)	$34,404	$(133)	$(963)	$33,308
Provision for loan losses	(6,573)	—	—	(6,573)
Noninterest income	(3,487)	1,811	(1)	(1,677)
Noninterest expense	18,471	1,779	1,129	21,379
Income (loss) before income tax expense (benefit)	19,019	(101)	(2,093)	16,825

	2012
Net interest income (expense)	$35,208	$(186)	$(889)	$34,133
Provision for loan losses	281	—	—	281
Noninterest income	(1,738)	2,577	6	845
Noninterest expense	18,304	1,919	1,191	21,414
Income (loss) before income tax expense (benefit)	14,885	472	(2,074)	13,283

	Six months ended June 30,
Income Statement Information	2013
Net interest income (expense)	$72,261	$(126)	$(1,928)	$70,207
Provision for loan losses	(2,464)	—	—	(2,464)
Noninterest income	(3,442)	4,605	74	1,237
Noninterest expense	35,239	3,835	2,822	41,896
Income (loss) before income tax expense (benefit)	36,044	644	(4,676)	32,012

	2012
Net interest income (expense)	$67,018	$(314)	$(1,942)	$64,762
Provision for loan losses	4,284	—	—	4,284
Noninterest income	153	4,630	45	4,828
Noninterest expense	36,362	3,792	2,624	42,778
Income (loss) before income tax expense (benefit)	26,525	524	(4,521)	22,528

Balance Sheet Information	June 30, 2013		December 31, 2012
Total assets:
Banking	$2,955,561		$3,195,096
Wealth Management	121,815		112,020
Corporate and Intercompany	17,044		18,670
Total	3,094,420		3,325,786

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2013 compared to the financial condition as of December 31, 2012. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2013, compared to the same period in 2012. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Summary

The Company reported net income of $11.0 million for the three months ended June 30, 2013, compared to net income of $8.8 million for the same period in 2012. The Company reported diluted earnings per share of $0.58, compared to $0.44 for the prior year period.

Net income for the six months ended June 30, 2013 was $21.1 million compared to net income of $15.0 million for the same period in 2012. The Company reported diluted earnings per share of $1.11, compared to $0.75 for the prior year period.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 9 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.2 billion at June 30, 2013, flat with March 31, 2013 and up $56.9 million, or 3% from June 30, 2012. The Company expects to show 3-4% loan growth over December 31, 2012 by the end of 2013. Loans covered under FDIC shared loss agreements ("Covered loans") were $169.9 million at June 30, 2013, a decrease of $13.0 million or 7% from March 31, 2013 and a decrease of $72.6 million or 30% from June 30, 2012.

Portfolio loans excluding covered loans ("Noncovered loans") were relatively flat with March 31, 2013 amounts. Commercial & Industrial loans increased $13.7 million or 1% and Construction Real Estate loans decreased $8.3 million or 5%, while Residential Real Estate loans increased $2.9 million or 2%. Noncovered loans increased $129.6 million or 7%, from June 30, 2012. Commercial and Industrial loans increased $121.5 million or 14% while Residential and Construction Real Estate loans increased $7.1 million or 2%.
See Note 4 – Portfolio Loans Not Covered by Loss Share and Note 5 – Portfolio Loans Covered by Loss Share for more information.

•
Deposits – Total deposits at June 30, 2013 were $2.4 billion, a decrease of $126.6 million, or 5%, and $236.0 million, or 9%, from March 31, 2013 and June 30, 2012, respectively. The decrease in deposits from the linked quarter applied primarily to our money market and interest bearing transaction deposit categories and was primarily due to seasonality. The year over year decrease in deposits was mainly due to a decline in certificates of deposits as the Company continues to force a decline through lower cost pricing. Demand deposits increased $12.7 million or 2% from March 31, 2013 and decreased $5.7 million or 1% from June 30, 2012 while interest bearing transaction accounts decreased $165.1 million or 12% from March 31, 2013 and $109.7 million or 8% from June 30, 2012. The decrease in the demand and interest bearing deposits from the prior year is mainly due to the expiration of the FDIC's Transaction Account Guarantee ("TAG") program, as well an intentional 18% reduction in higher cost certificates of deposit as the Company continues to manage down its cost of funds.

•
Asset quality – Nonperforming loans were $25.9 million at June 30, 2013, compared to $32.2 million at March 31, 2013 and $40.6 million at June 30, 2012. Nonperforming loans represented 1.25% of total Noncovered loans at June 30, 2013 versus 1.54% at March 31, 2013 and 2.08% at June 30, 2012. Excluding non-accrual loans and Covered loans, portfolio loans that were 30-89 days delinquent at June 30, 2013 remained at very low levels, representing 0.27% of the portfolio compared to 0.12% at March 31, 2013 and 0.13% at June 30, 2012.

Provision for loan losses not covered under FDIC loss share was a benefit of $4.3 million in the second quarter of 2013, compared to expense of $1.9 million in the linked quarter and $75,000 in the second quarter of 2012. See Note 4 – Portfolio Loans Not Covered by Loss Share and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 4.75% for the second quarter of 2013, compared to 5.10% for the first quarter of 2013 and 4.81% in the second quarter of 2012. See Net Interest Income in this section for more information.

•	Covered loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets for the most recent five quarters.

	For the Quarter ended
(in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Accretion income	$6,623	$7,112	$7,442	$7,995	$7,155
Accelerated cash flows	4,689	7,209	9,778	7,446	5,315
Other	59	324	419	103	106
Total interest income	11,371	14,645	17,639	15,544	12,576
Provision for loan losses	2,278	(2,256)	(653)	(10,889)	(206)
Gain on sale of other real estate	116	689	105	34	769
Change in FDIC loss share receivable	(6,713)	(4,085)	(8,131)	1,912	(5,694)
Change in FDIC clawback liability	(449)	(304)	(575)	—	—
Pre-tax net revenue	$6,603	$8,689	$8,385	$6,601	$7,445

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.8 million in the second quarter of 2013, a decrease of $165,000, or 8%, over the linked first quarter and a decrease of $213,000, or 11%, over the period ended June 30, 2012. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended June 30, 2013 and 2012

Net interest income (on a tax equivalent basis) was $33.8 million for the three months ended June 30, 2013 compared to $34.5 million for the same period of 2012, a decrease of $631,000, or 2%. Total interest income decreased $1.8 million and total interest expense decreased $1.1 million.

Average interest-earning assets decreased $23.2 million, or 1%, to $2.9 billion for the quarter ended June 30, 2013 from $2.9 billion for the quarter ended June 30, 2012. Average loans increased $81.2 million, or 4%, to $2.3 billion for the quarter ended June 30, 2013, from $2.2 billion for the quarter ended June 30, 2012. Noncovered loans increased $158.4 million while Covered loans decreased $77.2 million. Average securities decreased $74.6 million or 13%, while short-term investments decreased $29.8 million or 26% from the second quarter of 2012. Interest income on earning assets decreased $2.6 million from a volume perspective primarily due to lower volume on Covered loans and increased $0.9 million from a rate perspective primarily due to higher rates on Covered loans of $3.2 million, for a net decrease of $1.8 million versus the second quarter of 2012. Refer to Rate/Volume section for more information regarding our net interest income.

For the quarter ended June 30, 2013, average interest-bearing liabilities decreased $120.3 million, or 5%, to $2.2 billion compared to $2.3 billion for the quarter ended June 30, 2012. The decrease resulted from a $245.1 million decrease in average interest-bearing deposits, partially offset by a $124.9 million increase in borrowed funds from customer repurchase agreements and Federal Home Loan Bank (FHLB) advances. The decrease in average interest-bearing deposits is due to a $146.0 million decrease in certificates of deposit, a $79.1 million decrease in average money market accounts and savings accounts, and a $20.0 million decrease in interest-bearing transaction accounts. For the second quarter of 2013, interest expense on interest-bearing liabilities decreased $1.0 million due to declining rates and $187,000 due to the impact of lower volumes, for a total decrease of $1.1 million versus the second quarter of 2012.

The tax-equivalent net interest rate margin was 4.75% for the second quarter of 2013, compared to 5.10% for the first quarter of 2013 and 4.81% in the second quarter of 2012. In the second quarter of 2013, Covered loans yielded 26.24%
primarily due to cash flows on paid off loans that exceeded expectations.

The Core net interest margin, defined as the Net interest margin (fully tax equivalent), including contractual interest on Covered loans, but excluding the incremental accretion on these loans, for the quarters ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,
	2013	2012
Core net interest margin	3.56%	3.62%

The Core net interest margin decline was due to lower loan yields partially offset by an improved earning asset mix and lower deposit costs. Continued pressure on loan yields and liquidity is expected to result in a slightly lower Core net interest margin the rest of 2013. Included in this MD&A is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

Six months ended June 30, 2013 and 2012

Net interest income (on a tax equivalent basis) was $71.3 million for the six months ended June 30, 2013 compared to $65.4 million for the same period of 2012, an increase of $5.8 million, or 9%. Total interest income increased $3.1 million and total interest expense decreased $2.7 million.

Average interest-earning assets increased $37.5 million, or 1%, to $2.9 billion for the six months ended June 30, 2013 from $2.9 billion for the six months ended June 30, 2012. Average loans increased $100.3 million, or 5%, to $2.3 billion for the six months ended June 30, 2013, from $2.2 billion for the six months ended June 30, 2012. Noncovered loans increased $184.1 million while Covered loans decreased $83.9 million. Average securities decreased $28.7 million or 5%, while short-term investments decreased $34.0 million or 28% from the same period of 2012. Interest income on earning assets decreased $4.1 million primarily due to lower volume on Covered loans and increased $7.2 million primarily due to higher yields on Covered loans, for a net increase of $3.1 million versus the same period of 2012. See Rate/Volume section for more information regarding our net interest income.

For the six months ended June 30, 2013, average interest-bearing liabilities decreased $107.7 million, or 4%, to $2.3 billion compared to $2.4 billion for the six months ended June 30, 2012. The decrease resulted from a $237.9 million decrease in average interest-bearing deposits, partially offset by a $130.2 million increase in borrowed funds from customer repurchase agreements and FHLB advances. The decrease in average interest-bearing deposits is primarily due to a $179.8 million decrease in certificates of deposit, and a $56.2 million decrease in average money market accounts and savings accounts. For the six months ended June 30, 2013, interest expense on interest-bearing liabilities decreased $2.2 million due to declining rates and $539,000 due to the impact of lower volumes, for a total decrease of $2.7 million versus the same period of 2012.

The tax-equivalent net interest rate margin was 4.93% for the six months ended June 30, 2013, compared to 4.57% in the same period of 2012.

The Core net interest margin for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended June 30,
	2013	2012
Core net interest margin	3.55%	3.60%

The Core net interest margin decline was due to lower loan yields partially offset by an improved earning asset mix and lower deposit costs. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2013			2012
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,048,385	$23,688	4.64%	$1,906,637	$24,328	5.13%
Tax-exempt loans (2)	47,469	862	7.28	30,813	575	7.51
Covered loans (3)	173,794	11,371	26.24	250,965	12,576	20.15
Total loans	2,269,648	35,921	6.35	2,188,415	37,479	6.89
Taxable investments in debt and equity securities	459,910	2,126	1.85	547,059	2,456	1.81
Non-taxable investments in debt and equity securities (2)	44,179	501	4.55	31,655	368	4.68
Short-term investments	84,964	46	0.22	114,786	65	0.23
Total securities and short-term investments	589,053	2,673	1.82	693,500	2,889	1.68
Total interest-earning assets	2,858,701	38,594	5.42	2,881,915	40,368	5.63
Noninterest-earning assets:
Cash and due from banks	17,517			15,370
Other assets	266,707			356,794
Allowance for loan losses	(45,709)			(40,066)
Total assets	$3,097,216			$3,214,013

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$246,136	$123	0.20%	$266,132	$193	0.29%
Money market accounts	916,429	752	0.33	1,018,418	1,240	0.49
Savings	90,927	56	0.25	67,998	72	0.43
Certificates of deposit	552,263	1,889	1.37	698,284	2,536	1.46
Total interest-bearing deposits	1,805,755	2,820	0.63	2,050,832	4,041	0.79
Subordinated debentures	84,949	949	4.48	85,081	980	4.63
Borrowed funds	331,367	984	1.19	206,442	875	1.70
Total interest-bearing liabilities	2,222,071	4,753	0.86	2,342,355	5,896	1.01
Noninterest bearing liabilities:
Demand deposits	613,390			617,596
Other liabilities	12,546			2,571
Total liabilities	2,848,007			2,962,522
Shareholders' equity	249,209			251,491
Total liabilities & shareholders' equity	$3,097,216			$3,214,013
Net interest income		$33,841			$34,472
Net interest spread			4.56%			4.62%
Net interest rate margin (4)			4.75			4.81

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $368,000 and $382,000 for the three months ended June 30, 2013 and 2012, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 39% tax rate in 2013 and 36% tax rate in 2012. The tax-equivalent adjustments were $533,000 and $339,000 for the three months ended June 30, 2013 and 2012, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2013			2012
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,054,567	$47,870	4.70%	$1,886,898	$48,412	5.16%
Tax-exempt loans (2)	47,141	1,717	7.34	30,693	1,161	7.61
Covered loans (3)	181,470	26,015	28.91	265,332	22,478	17.04
Total loans	2,283,178	75,602	6.68	2,182,923	72,051	6.64
Taxable investments in debt and equity securities	503,549	4,338	1.74	544,752	4,999	1.85
Non-taxable investments in debt and equity securities (2)	43,866	993	4.56	31,399	733	4.69
Short-term investments	86,461	93	0.22	120,508	142	0.24
Total securities and short-term investments	633,876	5,424	1.73	696,659	5,874	1.70
Total interest-earning assets	2,917,054	81,026	5.60	2,879,582	77,925	5.44
Noninterest-earning assets:
Cash and due from banks	17,920			15,331
Other assets	268,833			383,776
Allowance for loan losses	(45,895)			(38,255)
Total assets	$3,157,912			$3,240,434

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$253,141	$261	0.21%	$254,996	$384	0.30%
Money market accounts	961,784	1,634	0.34	1,045,583	2,670	0.51
Savings	89,638	115	0.26	62,051	141	0.46
Certificates of deposit	552,754	3,827	1.40	732,551	5,315	1.46
Total interest-bearing deposits	1,857,317	5,837	0.63	2,095,181	8,510	0.82
Subordinated debentures	85,015	1,901	4.51	85,081	2,129	5.03
Borrowed funds	343,970	2,026	1.19	213,736	1,843	1.73
Total interest-bearing liabilities	2,286,302	9,764	0.86	2,393,998	12,482	1.05
Noninterest bearing liabilities:
Demand deposits	612,743			592,553
Other liabilities	13,858			5,665
Total liabilities	2,912,903			2,992,216
Shareholders' equity	245,009			248,218
Total liabilities & shareholders' equity	$3,157,912			$3,240,434
Net interest income		$71,262			$65,443
Net interest spread			4.74%			4.39%
Net interest rate margin (4)			4.93			4.57

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $872,000 and $700,000 for the six months ended June 30, 2013 and 2012, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 39% tax rate in 2013 and 36% tax rate in 2012. The tax-equivalent adjustments were $1,055,000 and $681,000 for the six months ended June 30, 2013 and 2012, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2013 compared to 2012
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$1,767	$(2,407)	$(640)	$4,032	$(4,574)	$(542)
Tax-exempt loans (3)	304	(17)	287	597	(41)	556
Covered loans	(4,452)	3,247	(1,205)	(8,645)	12,182	3,537
Taxable investments in debt and equity securities	(395)	65	(330)	(372)	(289)	(661)
Non-taxable investments in debt and equity securities (3)	143	(10)	133	281	(21)	260
Short-term investments	(16)	(3)	(19)	(38)	(11)	(49)
Total interest-earning assets	$(2,649)	$875	$(1,774)	$(4,145)	$7,246	$3,101

Interest paid on:
Interest-bearing transaction accounts	$(14)	$(56)	$(70)	$(3)	$(120)	$(123)
Money market accounts	(114)	(374)	(488)	(201)	(835)	(1,036)
Savings	20	(36)	(16)	49	(75)	(26)
Certificates of deposit	(502)	(145)	(647)	(1,266)	(222)	(1,488)
Subordinated debentures	(2)	(29)	(31)	(2)	(226)	(228)
Borrowed funds	425	(316)	109	884	(701)	183
Total interest-bearing liabilities	(187)	(956)	(1,143)	(539)	(2,179)	(2,718)
Net interest income	$(2,462)	$1,831	$(631)	$(3,606)	$9,425	$5,819

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses not covered under FDIC loss share for the three and six months ended June 30, 2013 was a $4.3 million benefit and a $2.4 million benefit compared to $75,000 and $1.8 million for the comparable 2012 periods.

The reversal of loan loss provision in the second quarter of 2013 compared to the linked and prior year quarters was due to lower numbers of risk rating downgrades, lower levels of impaired credits requiring specific reserves, and continued favorable loss migration statistics. Approximately $2.0 million of the provision reversal in the second quarter of 2013 was related to specific reserves on impaired credits. The remainder was due to changes in our loss migration statistics, and the level of loans in various risk rating categories.

For Covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision for loan losses on Covered loans was a $2.3 million reversal in the second quarter of 2013 compared to $206,000 in the second quarter of 2012.

The allowance for loan losses on Non-Covered loans was 1.33% of total loans at June 30, 2013, compared to 1.56% at March 31, 2013, and 1.86% at June 30, 2012. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Net charge-offs for Non-Covered loans in the second quarter of 2013 were $0.5 million, representing an annualized rate of 0.10% of average loans, compared to net charge-offs of $1.4 million, an annualized rate of 0.28% of average loans, in the second quarter of 2012. Approximately 23% of the net charge-offs in the second quarter of 2013 were related to Construction and Land Development loans, 31% were related to Commercial Real Estate loans, 51% were related to Commercial & Industrial loans, and 7% were net recoveries Residential Real Estate Loans. There were no charge-offs of Consumer and Other loans during the quarter.

For the six months ended June 30, 2013, excluding the Covered loans, net charge-offs were $4.3 million, representing an annualized rate of .41% of average loans compared to net charge-offs of $3.5 million, representing an annualized rate of .36% for the same period in 2012. Approximately 7% of the net charge-offs for the six months ended June 30, 2013 were related to Construction and Land Development loans, 75% were related to Commercial Real Estate loans, 13% were related to Residential Real Estate Loans, 4% were related to Commercial & Industrial loans, and
1% were related to Consumer and Other loans. The Company's overall loss rate for 2013 is expected to be approximately 0.50%.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Allowance at beginning of period, for loans not covered under FDIC loss share	$32,452	$37,596	$34,330	$37,989
Loans charged off:
Commercial and industrial	(400)	(406)	(606)	(991)
Real estate:
Commercial	(208)	(847)	(3,572)	(1,778)
Construction and Land Development	(144)	(502)	(334)	(1,358)
Residential	—	(216)	(986)	(578)
Consumer and other	—	—	(34)	—
Total loans charged off	(752)	(1,971)	(5,532)	(4,705)
Recoveries of loans previously charged off:
Commercial and industrial	118	203	416	299
Real estate:
Commercial	41	20	382	37
Construction and Land Development	21	97	35	249
Residential	34	284	430	640
Consumer and other	—	—	—	2
Total recoveries of loans	214	604	1,263	1,227
Net loan chargeoffs	(538)	(1,367)	(4,269)	(3,478)
Provision for loan losses	(4,295)	75	(2,442)	1,793
Allowance at end of period, for loans not covered under FDIC loss share	$27,619	$36,304	$27,619	$36,304

Allowance at beginning of period, for loans covered under FDIC loss share	$13,513	$3,010	$11,547	$1,635
Loans charged off	(79)	(1,152)	(257)	(2,062)
Recoveries of loans	74	6	74	6
Other	(185)	(181)	(297)	(181)
Net loan chargeoffs	(190)	(1,327)	(480)	(2,237)
Provision for loan losses	(2,278)	206	(22)	2,491
Allowance at end of period, for loans covered under FDIC loss share	$11,045	$1,889	$11,045	$1,889

Total Allowance at end of period	$38,664	$38,193	$38,664	$38,193

Excludes loans covered under FDIC loss share
Average loans	$2,092,162	$1,937,450	$2,097,020	$1,917,591
Total portfolio loans	2,078,568	1,948,994	2,078,568	1,948,994
Net chargeoffs to average loans	0.10%	0.28%	0.41%	0.36%
Allowance for loan losses to loans	1.33	1.86	1.33	1.86

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Non-accrual loans	$25,948	$37,287	$30,143
Loans past due 90 days or more and still accruing interest	—	—	—
Restructured loans	—	1,440	10,412
Total nonperforming loans	25,948	38,727	40,555
Foreclosed property (1)	8,213	9,327	17,443
Total nonperforming assets (1)	$34,161	$48,054	$57,998

Excludes assets covered under FDIC loss share
Total assets (1)	$3,094,420	$3,325,786	$3,183,134
Total portfolio loans	2,078,568	2,106,039	1,948,994
Total loans plus foreclosed property	2,086,781	2,115,366	1,966,437
Nonperforming loans to total loans	1.25%	1.84%	2.08%
Nonperforming assets to total loans plus foreclosed property	1.64	2.27	2.95
Nonperforming assets to total assets (1)	1.10	1.44	1.82

Allowance for loans not covered under FDIC loss share to nonperforming loans	106%	89%	90%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude Covered loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Portfolio Loans Covered by Loss Share for more information on these loans.

Nonperforming loans were $25.9 million at June 30, 2013, a decrease from $32.2 million at March 31, 2013, and $40.6 million at June 30, 2012. The nonperforming loans are comprised of approximately 23 relationships with the largest being a $4.5 million Commercial and Industrial loan. Five relationships comprise 58% of the nonperforming loans. Approximately 27% were located in the St. Louis market, 40% of the nonperforming loans were located in the Kansas City market, and 33% were located in the Arizona market. At June 30, 2013, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 1.25% of Noncovered loans at June 30, 2013, versus 1.54% at March 31, 2013 and 2.08% at June 30, 2012.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Construction and Land Development	$4,396	$4,695	$11,278
Commercial Real Estate	12,439	22,534	20,067
Residential Real Estate	2,432	2,564	4,543
Commercial & Industrial	6,681	8,934	4,667
Consumer & Other	—	—	—
Total	$25,948	$38,727	$40,555

The following table summarizes the changes in nonperforming loans by quarter.

	2013			2012
(in thousands)	2nd Qtr	1st Qtr	Year to date	Year to date
Nonperforming loans beginning of period	$32,222	$38,727	$38,727	$41,622
Additions to nonaccrual loans	3,393	4,590	7,983	13,183
Additions to restructured loans	—	—	—	4,608
Chargeoffs	(752)	(4,780)	(5,532)	(4,705)
Other principal reductions	(2,664)	(6,115)	(8,779)	(8,220)
Moved to Other real estate	(2,179)	(225)	(2,404)	(4,875)
Moved to performing	(2,229)	(1,818)	(4,047)	(303)
Loans past due 90 days or more and still accruing interest	(1,843)	1,843	—	(755)
Nonperforming loans end of period	$25,948	$32,222	$25,948	$40,555

Other real estate

Other real estate at June 30, 2013, was $25.4 million, compared to $24.8 million at March 31, 2013, and $37.3 million at June 30, 2012. Approximately 68% of total Other real estate, or $17.2 million, is covered by FDIC loss share agreements.

The following table summarizes the changes in Other real estate.

	2013			2012
(in thousands)	2nd Qtr	1st Qtr	Year to date	Year to date
Other real estate beginning of period	$24,807	$26,500	$26,500	$53,688
Additions and expenses capitalized to prepare property for sale	2,179	225	2,404	5,925
Additions from FDIC assisted transactions	5,135	3,369	8,504	7,556
Writedowns in value	(977)	(1,080)	(2,057)	(3,064)
Sales	(5,781)	(4,207)	(9,988)	(26,830)
Other real estate end of period	$25,363	$24,807	$25,363	$37,275

At June 30, 2013, Other real estate was comprised of 15% residential lots, 6% completed homes, and 79% commercial real estate. Of the total Other real estate, 76%, or 47 properties, are located in the Kansas City region, 14%, or 11 properties, are located in the St. Louis region and 11%, or 8 properties, are located in the Arizona region. All 8, or $2.7 million, of the Arizona Other real estate properties and 36, or $14.4 million, of the Kansas City Other real estate are covered under FDIC loss share. None of the St. Louis region properties are covered under FDIC loss share agreements.

The writedowns in fair value were recorded in Loan legal and other real estate expense or are charged-off existing loan balances based on current market activity shown in the appraisals. In addition, for the six months ended June 30, 2013, the Company realized a net gain of $1.1 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Noninterest Income

Noninterest income decreased $2.5 million in the second quarter of 2013 compared to the second quarter of 2012. The decrease is primarily due to decreases in income related to changes in the FDIC Receivable and lower gains on the sale of other real estate.

For the six months ended June 30, 2013, Noninterest income decreased $3.6 million, or 74%, from the same period in 2012. The decrease is primarily due to decreases in income related to changes in the FDIC Receivable and lower gains on the sale of other real estate and investment securities.

•
Wealth Management revenue – For the quarter ended June 30, 2013, Wealth Management revenue from the Trust division decreased $213,000, or 11%, compared to the same period in 2012. Year-to-date, Trust revenues increased $21,000, or 1%, over the same period in 2012. The decrease in Wealth Management revenue was primarily due non-recurring revenue in the prior year period. Assets under administration were $1.7 billion at June 30, 2013, a 9% increase from June 30, 2012.

•
Service charges and other fee income – For the three and six months ended June 30, 2013, service charges and other fee income increased $394,000 and $650,000 compared to the same periods in 2012, primarily due to increased revenue from higher sales of treasury management services, including better pricing and improved collections.

•
Sale of Other real estate – For the quarter ended June 30, 2013, we sold $5.8 million of Other real estate for a gain of $362,000 which included a gain of $246,000 from Other real estate not covered by loss share agreements and a gain of $116,000 from Other real estate covered by loss share agreements. Year-to-date through June 30, 2013, we have sold $10.0 million of Other real estate for a gain of $1.1 million which included a gain of $284,000 from Other real estate not covered by loss share agreements and a gain of $805,000 from Other real estate covered by loss share agreements. For the year-to-date period in 2012, we sold $26.8 million of Other real estate for a net gain of $2.4 million.

•
State tax credit brokerage activities – For the quarter ended June 30, 2013, the Company recorded a gain of $39,000 compared to a gain of $587,000 in the second quarter of 2012. The decrease is due to mark-to-market adjustments on those tax credits held at fair value as a result of increases in the discount rate used in our internal valuation model. Year-to-date the Company recorded a gain of $906,000 compared to $924,000 in the year to date period of 2012. State tax credits can vary by period depending on client demand. For more information on the fair value treatment of the state tax credits, see Note 8 – Fair Value Measurements.

•
Sale of investment securities – There were no sales of investment securities during the second quarter of 2013, compared to $46.4 million of proceeds on investment securities for a net gain of $134,000 in the second quarter of 2012. During the first six months of 2013, the Company realized approximately $122.9 million of proceeds on the sale of investment securities, generating a net gain of $684,000, compared to $110.9 million of proceeds on the sale of investment securities, generating a net gain of $1.2 million during the first six months of 2012.

•
Change in FDIC loss share receivable – Income related to changes in the FDIC loss share receivable decreased $1.0 million during the second quarter of 2013 compared to the same period in 2012. The decrease in income related to the FDIC loss share receivable was primarily due to lower loss expectations on certain pools and the FDIC loss share receivable impact of the impairment reversal in the second quarter of 2013. During the second quarter of 2013 the change in FDIC loss share receivable was comprised of $1.9 million of negative accretion from accelerated cash flows, $1.8 million of reductions in the FDIC loss share receivable related to the reversal of provision for loan losses on Covered loans, and $3.0 million of negative base accretion. During the second quarter of 2012 the change in FDIC loss share receivable was comprised of $2.3 million of negative accretion from accelerated cash flows, $89,000 of income related to the provision for loan losses on Covered loans, and $3.5 million of negative base accretion.

Noninterest Expense

Noninterest expenses were $21.4 million in the second quarter of 2013, a decrease of $35,000, relatively flat with the same quarter of 2012. The decrease over the prior year period was primarily due to a decrease in salaries and benefits costs of $286,000 due to the accrual of lower variable compensation partially offset by increases in loan related legal expense and other real estate expenses of $120,000, data processing expenses of $107,000 and other expenses of $106,000.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 67.6% for the quarter ended June 30, 2013 compared to 61.2% for the prior year period. Year-to-date through June 30, 2013 the Company's efficiency ratio was 58.6% compared to 61.5% for the same period in 2012. The increase in the efficiency ratio compared to the prior year quarter was primarily due to decreased revenue from assets under FDIC loss share agreements, as well as reduced noninterest income due to the change in FDIC receivable during the current period.

Income Before Income Tax Expense

Income before income tax expense on the Company's Core Bank and Covered assets for the three and six months ended June 30, 2013 and 2012 were as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income before income tax expense
Core Bank	$12,509	$8,883	$20,227	$15,295
Covered assets	4,316	4,400	11,785	7,233
Total	$16,825	$13,283	$32,012	$22,528

Income before income tax expense for the Core Bank represents results without direct income and expenses related to Covered assets, as well as an internal estimate of associated asset funding costs. Income before income taxes for the Core Bank in the years ended December 31, 2012 and 2011 was $25.6 million and $18.1 million, respectively. Income before income taxes in the years ended December 31, 2012 and 2011 for the Covered assets was $16.3 million and $19.3 million, respectively.

Income Taxes

For the quarter ended June 30, 2013, the Company’s income tax expense, which includes both federal and state taxes, was $5.8 million compared to $4.5 million for the same period in 2012. The combined federal and state effective income tax rates were relatively consistent at 34.4% and 34.0% for the quarters ended June 30, 2013, and 2012, respectively.

For the six months ended June 30, 2013, the Company’s income tax expense was $10.9 million compared to $7.6 million for the same period in 2012. The combined federal and state effective income tax rates were 34.2% and 33.6% for the six months ended June 30, 2013, and 2012, respectively.

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $7.8 million will be sufficient to meet all projected cash needs for at least the next year.

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

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with proceeds used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. The outstanding balance under the Term Loan was $11.1 million and $11.7 million at June 30, 2013, and December 31, 2012, respectively. The Term Loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan agreement. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company was in compliance with all relevant covenants under the Term Loan at June 30, 2013.

As of June 30, 2013, the Company had $82.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are currently included in regulatory capital and the related interest expense is tax-deductible, which makes them a very attractive source of funding. Regulations recently proposed by the Federal Reserve to implement the Basel III Accord would allow our currently outstanding trust preferred securities to retain their Tier 1 capital status. The Company continues to monitor the implementation of these rules and their possible effects on regulatory capital requirements.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2013, the Bank could borrow an additional $75.9 million from the FHLB of Des Moines under blanket loan pledges and has an additional $491.9 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $471.0 million of the securities available for sale at June 30, 2013, $219.7 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $251.3 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of June 30, 2013, the Bank had $53.0 million of reciprocal CDARS money market sweep balances and $4.5 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At June 30, 2013, we had $6.4 million in “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. Given the tightening liquidity trends on the Company's balance sheet over the past year, continued reductions in deposit costs is limited as the Company seeks to increase deposit balances.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $787.0 million in unused commitments as of June 30, 2013. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of June 30, 2013, and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2013, and December 31, 2012.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Tier 1 capital to risk weighted assets	11.98%	10.88%
Total capital to risk weighted assets	13.25%	12.30%
Tier 1 common equity to risk weighted assets	8.71%	7.70%
Leverage ratio (Tier 1 capital to average assets)	9.58%	8.36%
Tangible common equity to tangible assets	6.89%	6.02%
Tier 1 capital	$293,297	$268,870
Total risk-based capital	$324,499	$303,951

The Company expects its tangible common equity ratio to reach 7% by the end of 2013.

Use of Non-GAAP Financial Measures:
The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") in the U.S. and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as Core net interest margin, tangible common equity ratio and Tier 1 common equity ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.
The Company believes these non-GAAP financial measures and ratios, when taken together with the corresponding U.S. GAAP measures and ratios, provide meaningful supplemental information regarding the Company's performance and capital strength. The Company's management uses, and believes that investors benefit from referring to, these non-GAAP measures and ratios in assessing the Company's financial and operating results and related trends and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with U.S. GAAP. The Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure.
The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures and provide useful information about the Company's capital adequacy. The tables below contain reconciliations of these ratios to the most comparable measure under U.S. GAAP.

Tangible common equity ratio

(In thousands)	June 30, 2013	December 31, 2012
Total shareholders' equity	$247,675	$235,745
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,746)	(7,406)
Tangible common equity	$210,595	$198,005

Total assets	$3,094,420	$3,325,786
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,746)	(7,406)
Tangible assets	$3,057,340	$3,288,046

Tangible common equity to tangible assets	6.89%	6.02%

Tier 1 common equity ratio

(In thousands)	June 30, 2013	December 31, 2012
Total shareholders' equity	$247,675	$235,745
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,746)	(7,406)
Plus (Less): Unrealized losses (gains)	2,547	(7,790)
Plus: Qualifying trust preferred securities	80,100	78,600
Other	55	55
Tier 1 capital	$293,297	$268,870
Less: Preferred stock	—	—
Less: Qualifying trust preferred securities	(80,100)	(78,600)
Tier 1 common equity	$213,197	$190,270

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,448,161	2,471,668

Tier 1 common equity to risk weighted assets	8.71%	7.70%

The Company believes that Core net interest margin is an important measure of our financial performance, even though it is a non-GAAP financial measure, because it provides supplemental information by which to evaluate the impact of excess Covered loan accretion on the Company's net interest margin and the Company's operating performance on an ongoing basis, excluding such impact. The table below reconciles Core net interest margin to the most comparable number under U.S. GAAP.

Net Interest Margin to Core Net Interest Margin

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net interest income (fully tax equivalent)	$33,841	$34,473	$71,263	$65,445
Less: Incremental accretion income	(8,491)	(8,567)	(19,854)	(13,846)
Core net interest income	$25,350	$25,906	$51,409	$51,599

Average earning assets	$2,858,701	$2,881,915	$2,917,054	$2,879,582
Reported net interest margin	4.75%	4.81%	4.93%	4.57%
Core net interest margin	3.56%	3.62%	3.55%	3.60%

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

Interest rate simulations for June 30, 2013, demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2013.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$51,594	$40,374	$36,292	$135,880	$52,947	$153,930	$471,017
Other investments	—	—	—	—	—	19,205	19,205
Interest-bearing deposits	71,576	—	—	—	—	—	71,576
Federal funds sold	41	—	—	—	—	—	41
Portfolio loans (1)	1,644,519	203,755	199,480	95,647	85,806	19,224	2,248,431
Loans held for sale	5,583	—	—	—	—	—	5,583
Total interest-earning assets	$1,773,313	$244,129	$235,772	$231,527	$138,753	$192,359	$2,815,853

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,193,271	$—	$—	$—	$—	$—	$1,193,271
Certificates of deposit	338,987	63,343	122,109	30,738	1,410	98	556,685
Subordinated debentures	83,081	—	—	—	—	—	83,081
Other borrowings	285,402	13,810	11,100	—	70,000	—	380,312
Total interest-bearing liabilities	$1,900,741	$77,153	$133,209	$30,738	$71,410	$98	$2,213,349

Interest-sensitivity GAP
GAP by period	$(127,428)	$166,976	$102,563	$200,789	$67,343	$192,261	$602,504
Cumulative GAP	$(127,428)	$39,548	$142,111	$342,900	$410,243	$602,504	$602,504
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.93	3.16	1.77	7.53	1.94	1,962.85	1.27
Cumulative GAP as of June 30, 2013	0.93	1.02	1.07	1.16	1.19	1.27	1.27

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2013. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013:

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

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery concluded on April 16, 2013 and dispositive motions were filed. On July 9, 2013 the judge dismissed all counts related to RICO, as well as the Company's negligence. Plaintiffs subsequently filed a motion requesting the court to reconsider the dismissal. The claims that remain pending against the Company are the breach of contract claims asserted by 41 Plaintiffs who held IRA accounts with the Company. The Company is unable to estimate a range of reasonably possible loss because there are significant legal issues to be determined and depending on the resolution of the legal issues, significant factual issues to be determined and resolved. The Company denies Plaintiffs' allegation and intends to vigorously defend the lawsuit.

BJD, LLC and Barbara Dunning v. Enterprise Bank & Trust, et. al.
The Bank has also been named as a defendant in this case filed in the Circuit Court of St. Louis County, relating to BJD’s investment in the Distinctive Notes. Plaintiffs alleged that the Bank, and the other defendants breached their fiduciary duties and were negligent in allowing plaintiffs to invest in the Distinctive Notes because the loan program was allegedly never funded and the assets of the borrower did not exist or were overvalued. Plaintiffs sought approximately $800,000 in damages, 9% interest, punitive damages, attorneys’ fees and costs. Like Rosemann, this case was stayed while the Sigillito criminal case was pending. The court granted the Bank's motion to compel arbitration and stay proceedings. On June 18, 2013 the Company reached a confidential settlement with Dunning, which was paid entirely through an existing insurance policy. The settlement dismissed all liabilities of the Company relating to BJD, LLC and Barbara Dunning. Since the settlement was paid by the Company's insurance carrier, there was no impact to the Company's financial statements.

William Mark Scott v. Enterprise Financial Services Corp, et. al.
On April 10, 2012, a putative class action was filed in the United States District Court for the Eastern District of Missouri captioned William Mark Scott v. Enterprise Financial Services Corp, Peter F. Benoist, and Frank H. Sanfilippo. The complaint asserted claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's stock between April 20, 2010 and January 25, 2012, inclusive. The complaint alleged, among other things, that defendants made false and misleading statements and allegedly "failed to disclose that the Company was improperly recording income on loans covered under loss share agreements with the FDIC" and that, as a result, "the Company's financial statements were materially false and misleading at all relevant times." The action sought unspecified damages and costs and expenses. On October 10, 2012, Plaintiff filed an amended complaint. The Company moved to dismiss the complaint on December 11, 2012. On May 29, 2013 the Company's motion to dismiss the complaint was granted, and the complaint was dismissed with prejudice. On June 27, 2013, Plaintiff filed a declaration stating he would not file an appeal of the complaint. The Company considers this matter closed and any possible loss remote.

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2012. The following is a discussion of material changes to the risk factors described in such Annual Report on Form 10-K.

The Federal Reserve has adopted new capital requirements for financial institutions that may require us to retain or raise additional capital or and/or reduce dividends.

On July 2, 2013, the Federal Reserve adopted final rules that, when effective will increase regulatory capital requirements, implement changes required by the Dodd-Frank Act and implement portions of the Basel III regulatory capital reforms. In the future, the capital requirements for bank holding companies may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock, restrict our ability to provide certain forms of discretionary executive compensation and/or require other changes to our strategic plans. While we believe our current capital levels would be adequate under the new rules, the impact of these rules cannot yet be fully understood. The rules could restrict our ability to grow and implement our future business strategies, which could have an adverse impact on our results of operations.

ITEM 6: EXHIBITS

Exhibit Number	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

10.1
Enterprise Financial Services Corp 2013 Stock Incentive Plan effective May 8, 2013 (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A filed on March 26, 2013).

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

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at June 30, 2013 and December 31, 2012; (ii) Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 2, 2013.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Financial Officer (Principal Financial Officer)