Form 10-Q
period 2013-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2013-11-12
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of October 31, 2013, the Registrant had 19,276,365 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$35,238	$21,906
Federal funds sold	111	51
Interest-bearing deposits (including $730 and $3,270 pledged as collateral)	65,891	94,413
Total cash and cash equivalents	101,240	116,370
Interest-bearing deposits greater than 90 days	5,300	1,000
Securities available for sale	453,046	640,212
Loans held for sale	12,967	11,792
Portfolio loans not covered under FDIC loss share	2,110,825	2,106,039
Less: Allowance for loan losses	26,599	34,330
Portfolio loans not covered under FDIC loss share, net	2,084,226	2,071,709
Portfolio loans covered under FDIC loss share, net of the allowance for loan losses ($13,632 and $11,547, respectively)	145,180	189,571
Portfolio loans, net	2,229,406	2,261,280
Other real estate not covered under FDIC loss share	10,278	9,327
Other real estate covered under FDIC loss share	17,847	17,173
Other investments, at cost	15,485	14,294
Fixed assets, net	19,048	21,121
Accrued interest receivable	7,897	8,497
State tax credits, held for sale, including $20,139 and $23,020 carried at fair value, respectively	55,810	61,284
FDIC loss share receivable	40,054	61,475
Goodwill	30,334	30,334
Intangibles, net	6,136	7,406
Other assets	103,214	64,221
Total assets	$3,108,062	$3,325,786

Liabilities and Shareholders' Equity
Demand deposits	$619,562	$686,805
Interest-bearing transaction accounts	213,708	272,753
Money market accounts	903,561	1,036,125
Savings	88,443	83,458
Certificates of deposit:
$100 and over	462,971	396,896
Other	159,672	182,814
Total deposits	2,447,917	2,658,851
Subordinated debentures	63,081	85,081
Federal Home Loan Bank advances	120,000	80,000
Other borrowings	167,365	233,370
Notes payable	10,800	11,700
Accrued interest payable	885	1,282
Other liabilities	20,274	19,757
Total liabilities	2,830,322	3,090,041

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,352,365 and 18,088,152 shares issued, respectively	194	181
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	198,493	173,299
Retained earnings	82,777	56,218
Accumulated other comprehensive (loss) income	(1,981)	7,790
Total shareholders' equity	277,740	235,745
Total liabilities and shareholders' equity	$3,108,062	$3,325,786
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$34,396	$39,886	$109,330	$111,519
Interest on debt securities:
Taxable	2,043	2,628	6,210	7,440
Nontaxable	301	264	907	734
Interest on interest-bearing deposits	37	53	130	195
Dividends on equity securities	106	43	277	230
Total interest income	36,883	42,874	116,854	120,118
Interest expense:
Interest-bearing transaction accounts	99	182	360	566
Money market accounts	714	1,024	2,348	3,694
Savings	56	68	171	209
Certificates of deposit:
$100 and over	1,326	1,691	4,207	5,500
Other	439	597	1,385	2,103
Subordinated debentures	679	982	2,580	3,111
Federal Home Loan Bank advances	757	721	2,221	2,327
Notes payable and other borrowings	239	125	801	362
Total interest expense	4,309	5,390	14,073	17,872
Net interest income	32,574	37,484	102,781	102,246
Provision for loan losses not covered under FDIC loss share	(652)	1,048	(3,094)	2,841
Provision for loan losses covered under FDIC loss share	2,811	10,889	2,789	13,380
Net interest income after provision for loan losses	30,415	25,547	103,086	86,025
Noninterest income:
Wealth Management revenue	1,698	1,825	5,419	5,525
Service charges on deposit accounts	1,768	1,456	5,025	4,199
Other service charges and fee income	722	676	2,030	1,848
Gain on sale of other real estate	472	739	1,562	3,152
Gain on state tax credits, net	308	256	1,214	1,180
Gain on sale of investment securities	611	—	1,295	1,156
Change in FDIC loss share receivable	(2,849)	1,912	(13,647)	(6,738)
Miscellaneous income	986	968	2,055	2,338
Total noninterest income	3,716	7,832	4,953	12,660
Noninterest expense:
Employee compensation and benefits	10,777	11,441	33,006	32,956
Occupancy	1,333	1,399	4,098	4,162
Furniture and equipment	356	384	1,200	1,234
Data processing	1,143	881	3,000	2,530
FDIC and other insurance	900	862	2,592	2,658
Loan legal and other real estate expense	1,247	1,187	3,355	5,216
Professional fees	1,041	1,288	3,394	3,640
Other	4,443	3,840	12,491	11,664
Total noninterest expense	21,240	21,282	63,136	64,060

Income before income tax expense	12,891	12,097	44,903	34,625
Income tax expense	4,481	4,167	15,420	11,744
Net income	$8,410	$7,930	$29,483	$22,881

Net income available to common shareholders	$8,410	$7,282	$29,483	$20,948

Earnings per common share
Basic	$0.45	$0.41	$1.61	$1.17
Diluted	0.44	0.39	1.55	1.14
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$8,410	$7,930	$29,483	$22,881
Other comprehensive income, net of tax:
Unrealized gain/(loss) on investment securities arising during the period, net of income tax expense/(benefit) for three months of $598 and $1,828, and for nine months of ($5,716) and $3,926, respectively	939	3,248	(8,981)	6,526
Less reclassification adjustment for realized gain on sale of securities included in net income, net of income tax expense for three months of $238 and $0, and for nine months of $505 and $416, respectively	(373)	—	(790)	(740)
Total other comprehensive income (loss)	566	3,248	(9,771)	5,786
Total comprehensive income	$8,976	$11,178	$19,712	$28,667

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2013	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	29,483	—	29,483
Other comprehensive loss	—	—	—	—	—	(9,771)	(9,771)
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,924)	—	(2,924)
Repurchase of common stock warrants	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 87,743 shares	—	1	—	2,550	—	—	2,551
Trust preferred securities conversion 1,176,470 shares	—	12	—	20,431	—	—	20,443
Share-based compensation	—	—	—	3,136	—	—	3,136
Excess tax benefit related to equity compensation plans	—	—	—	83	—	—	83
Balance September 30, 2013	$—	$194	$(1,743)	$198,493	$82,777	$(1,981)	$277,740

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2012	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	22,881	—	22,881
Other comprehensive income	—	—	—	—	—	5,786	5,786
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,813)	—	(2,813)
Cash dividends paid on preferred stock	—	—	—	—	(1,312)	—	(1,312)
Preferred stock accretion of discount	621	—	—	—	(621)	—	—
Issuance under equity compensation plans, 189,848 shares	—	2	—	1,530	—	—	1,532
Share-based compensation	—	—	—	1,791	—	—	1,791
Excess tax benefit related to equity compensation plans	—	—	—	86	—	—	86
Balance September 30, 2012	$33,914	$180	$(1,743)	$172,545	$53,232	$9,388	$267,516

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$29,483	$22,881
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,936	1,944
Provision for loan losses	(305)	16,221
Deferred income taxes	180	(1,982)
Net amortization of debt securities	4,579	5,839
Amortization of intangible assets	1,540	1,440
Gain on sale of investment securities	(1,295)	(1,156)
Mortgage loans originated for sale	(64,463)	(71,085)
Proceeds from mortgage loans sold	70,884	68,987
Gain on sale of other real estate	(1,562)	(3,152)
Gain on state tax credits, net	(1,214)	(1,180)
Share-based compensation	3,136	1,791
Valuation adjustment on other real estate	962	2,201
Net accretion of loan discount and indemnification asset	(13,853)	(18,754)
Changes in:
Accrued interest receivable	600	(1,288)
Accrued interest payable	(397)	(385)
Prepaid FDIC insurance	2,607	1,837
Other assets	(21,322)	1,212
Other liabilities	516	12,567
Net cash provided by operating activities	12,012	37,938
Cash flows from investing activities:
Net decrease (increase) in loans	36,955	(10,478)
Net cash proceeds received from FDIC loss share receivable	9,654	85,173
Proceeds from the sale of debt and equity securities, available for sale	159,604	110,876
Proceeds from the maturity of debt and equity securities, available for sale	69,017	91,498
Proceeds from the redemption of other investments	26,695	6,296
Proceeds from the sale of state tax credits held for sale	8,126	4,408
Proceeds from the sale of other real estate	15,303	44,273
Payments for the purchase/origination of:
Available for sale debt and equity securities	(60,732)	(214,935)
Other investments	(28,143)	(8,138)
Bank owned life insurance	(20,000)	—
State tax credits held for sale	(1,365)	(18,577)
Fixed assets	(1,122)	(4,433)
Net cash provided by investing activities	213,992	85,963
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(67,242)	35,591
Net decrease in interest-bearing deposit accounts	(143,691)	(276,011)
Proceeds from Federal Home Loan Bank advances	743,000	157,500
Repayments of Federal Home Loan Bank advances	(703,000)	(133,500)
Repayments of notes payable	(900)	—
Repayments of subordinated debt	(2,000)	—
Net decrease in other borrowings	(66,005)	(7,440)
Cash dividends paid on common stock	(2,924)	(2,813)
Excess tax benefit of share-based compensation	83	86
Payment for the repurchase of common stock warrants	(1,006)	—
Cash dividends paid on preferred stock	—	(1,312)
Proceeds from the issuance of equity instruments	2,551	1,530
Net cash used by financing activities	(241,134)	(226,369)
Net decrease in cash and cash equivalents	(15,130)	(102,468)
Cash and cash equivalents, beginning of period	116,370	188,143
Cash and cash equivalents, end of period	$101,240	$85,675
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,470	$17,487
Income taxes	24,348	10,953
Noncash transactions:
Transfer to other real estate owned in settlement of loans	21,116	19,799
Sales of other real estate financed	5,564	5,264
Issuance of common stock from Trust Preferred Securities conversion	20,443	—
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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income as reported	$8,410	$7,930	$29,483	$22,881
Preferred stock dividend	—	(436)	—	(1,312)
Accretion of preferred stock discount	—	(212)	—	(621)
Net income available to common shareholders	$8,410	$7,282	$29,483	$20,948

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	217	371	926	1,113
Net income available to common shareholders and assumed conversions	$8,627	$7,653	$30,409	$22,061

Weighted average common shares outstanding	18,779	17,876	18,288	17,829
Incremental shares from assumed conversions of convertible trust preferred securities	851	1,439	1,241	1,439
Additional dilutive common stock equivalents	200	100	153	34
Weighted average diluted common shares outstanding	19,830	19,415	19,682	19,302

Basic earnings per common share:	$0.45	$0.41	$1.61	$1.17
Diluted earnings per common share:	$0.44	$0.39	$1.55	$1.14

For the three months ended September 30, 2013 and 2012, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 474,267, and 1.0 million common stock equivalents (including 324,074 common stock warrants), respectively. For the nine months ended September 30, 2013 and 2012, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 488,318 (including 9,497 average common stock warrants), and 1.0 million common stock equivalents (including 324,074 common stock warrants), respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	September 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$93,680	$599	$(305)	$93,974
Obligations of states and political subdivisions	51,702	1,079	(1,588)	51,193
Residential mortgage-backed securities	310,907	3,127	(6,155)	307,879
	$456,289	$4,805	$(8,048)	$453,046

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$149,039	$3,329	$—	$152,368
Obligations of states and political subdivisions	51,202	2,279	(478)	53,003
Residential mortgage-backed securities	427,221	7,884	(264)	434,841
	$627,462	$13,492	$(742)	$640,212

At September 30, 2013, and December 31, 2012, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $227.5 million and $359.3 million at September 30, 2013, and December 31, 2012, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$885	$892
Due after one year through five years	107,062	107,703
Due after five years through ten years	23,333	23,516
Due after ten years	14,102	13,056
Mortgage-backed securities	310,907	307,879
	$456,289	$453,046

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	September 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$30,355	$305	$—	$—	$30,355	$305
Obligations of states and political subdivisions	$20,306	$1,230	$3,042	$358	$23,348	$1,588
Residential mortgage-backed securities	188,849	5,692	8,779	463	197,628	6,155
	$239,510	$7,227	$11,821	$821	$251,331	$8,048

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	6,434	122	3,389	356	9,823	478
Residential mortgage-backed securities	40,471	143	11,266	121	51,737	264
	$46,905	$265	$14,655	$477	$61,560	$742

The unrealized losses at both September 30, 2013, and December 31, 2012, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2013, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Gross gains realized	$611	$—	$1,477	$1,399
Gross losses realized	—	—	(182)	(243)
Proceeds from sales	36,710	—	159,604	110,876

NOTE 4 - PORTFOLIO LOANS NOT COVERED BY LOSS SHARE ("Non-covered")

Below is a summary of Non-covered loans by category at September 30, 2013, and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Real Estate Loans:
Construction and Land Development	$114,608	$160,911
Commercial real estate - Investor Owned	451,102	486,467
Commercial real estate - Owner Occupied	350,653	333,242
Residential real estate	150,320	145,558
Total real estate loans	$1,066,683	$1,126,178
Commercial and industrial	1,007,398	962,884
Consumer & other	35,862	16,966
Portfolio Loans	$2,109,943	$2,106,028
Unearned loan costs, net	882	11
Portfolio loans, including unearned loan costs	$2,110,825	$2,106,039

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Non-covered loans by portfolio class and category based on impairment method through September 30, 2013, and at December 31, 2012, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Allowance for Loan Losses:
Balance at December 31, 2012	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Provision charged to expense	120	179	953	(127)	675	46	7	1,853
Losses charged off	(206)	(312)	(3,052)	(190)	(986)	(34)	—	(4,780)
Recoveries	298	5	336	14	396	—	—	1,049
Balance at March 31, 2013	$10,276	$4,064	$8,640	$4,936	$2,111	$43	$2,382	$32,452
Provision charged to expense	(320)	(139)	(2,273)	(998)	(299)	1	(267)	(4,295)
Losses charged off	(400)	(32)	(176)	(144)	—	—	—	(752)
Recoveries	118	17	24	21	34	—	—	214
Balance at June 30, 2013	$9,674	$3,910	$6,215	$3,815	$1,846	$44	$2,115	$27,619
Provision charged to expense	117	(233)	(276)	(1,291)	(612)	19	1,624	(652)
Losses charged off	(1,817)	(56)	(504)	(85)	(52)	—	—	(2,514)
Recoveries	906	14	360	385	481	—	—	2,146
Balance at September 30, 2013	$8,880	$3,635	$5,795	$2,824	$1,663	$63	$3,739	$26,599

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Qualitative Adjustment	Total
Balance September 30, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$2,610	$—	$973	$712	$11	$—	$—	$4,306
Collectively evaluated for impairment	6,270	3,635	4,822	2,112	1,652	63	3,739	22,293
Total	$8,880	$3,635	$5,795	$2,824	$1,663	$63	$3,739	$26,599
Loans - Ending Balance:
Individually evaluated for impairment	$5,974	$191	$10,830	$6,499	$675	$—	$—	$24,169
Collectively evaluated for impairment	1,001,424	350,462	440,272	108,109	149,645	36,744	—	2,086,656
Total	$1,007,398	$350,653	$451,102	$114,608	$150,320	$36,744	$—	$2,110,825

Balance at December 31, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,446	$339	$3,400	$732	$259	$—	$—	$8,176
Collectively evaluated for impairment	6,618	3,853	7,003	4,507	1,767	31	2,375	26,154
Total	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Loans - Ending Balance:
Individually evaluated for impairment	$8,934	$5,772	$16,762	$4,695	$2,564	$—	$—	$38,727
Collectively evaluated for impairment	953,950	327,470	469,705	156,216	142,994	16,977	—	2,067,312
Total	$962,884	$333,242	$486,467	$160,911	$145,558	$16,977	$—	$2,106,039

A summary of Non-covered loans individually evaluated for impairment by category at September 30, 2013, and December 31, 2012, is as follows:

	September 30, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$6,333	$1,441	$4,642	$6,083	$2,610	$7,379
Real Estate:
Commercial - Owner Occupied	191	195	—	195	—	2,381
Commercial - Investor Owned	11,969	4,960	6,158	11,118	973	12,346
Construction and Land Development	7,206	4,278	2,389	6,667	712	5,165
Residential	700	460	227	687	11	2,361
Consumer & Other	—	—	—	—	—	—
Total	$26,399	$11,334	$13,416	$24,750	$4,306	$29,632

	December 31, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$9,005	$96	$8,838	$8,934	$3,446	$6,379
Real Estate:
Commercial - Owner Occupied	6,726	2,178	3,594	5,772	339	7,985
Commercial - Investor Owned	19,864	185	16,577	16,762	3,400	10,500
Construction and Land Development	6,491	1,560	3,135	4,695	732	10,259
Residential	3,132	1,626	938	2,564	259	4,368
Consumer & Other	—	—	—	—	—	—
Total	$45,218	$5,645	$33,082	$38,727	$8,176	$39,491

There were no loans over 90 days past due and still accruing interest at September 30, 2013. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $410,000 and $1.5 million for the three and nine months ended September 30, 2013, respectively. The cash amount collected and recognized as interest income on impaired loans was $4,000 and $28,000 for the three and nine months ended September 30, 2013, respectively. There was no interest income recognized on impaired loans continuing to accrue interest for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, there were $1.7 million of unadvanced commitments on impaired loans. Other liabilities include approximately $241,000 for estimated losses attributable to the unadvanced commitments on impaired loans.

The recorded investment in non-accrual, restructured, and 90 days past due and still accruing interest Non-covered loans by category at September 30, 2013, and December 31, 2012, is as follows:

	September 30, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$6,083	$—	$—	$6,083
Real Estate:
Commercial - Investor Owned	11,118	—	—	11,118
Commercial - Owner Occupied	195	—	—	195
Construction and Land Development	6,667	—	—	6,667
Residential	687	—	—	687
Consumer & Other	—	—	—	—
Total	$24,750	$—	$—	$24,750

	December 31, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$8,929	$5	$—	$8,934
Real Estate:
Commercial - Investor Owned	16,762	—	—	16,762
Commercial - Owner Occupied	5,772	—	—	5,772
Construction and Land Development	3,260	1,435	—	4,695
Residential	2,564	—	—	2,564
Consumer & Other	—	—	—	—
Total	$37,287	$1,440	$—	$38,727

There were no Non-covered loans that have been restructured and subsequently defaulted in the nine months ended September 30, 2013.

The aging of the recorded investment in past due Non-covered loans by portfolio class and category at September 30, 2013, and December 31, 2012, is shown below.

	September 30, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$445	$1,337	$1,782	$1,005,616	$1,007,398
Real Estate:
Commercial - Owner Occupied	442	190	632	350,021	350,653
Commercial - Investor Owned	1,025	6,842	7,867	443,235	451,102
Construction and Land Development	—	2,210	2,210	112,398	114,608
Residential	—	320	320	150,000	150,320
Consumer & Other	3	—	3	36,741	36,744
Total	$1,915	$10,899	$12,814	$2,098,011	$2,110,825

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$14	$—	$14	$962,870	$962,884
Real Estate:
Commercial - Owner Occupied	1,352	2,081	3,433	329,809	333,242
Commercial - Investor Owned	—	4,045	4,045	482,422	486,467
Construction and Land Development	1,201	1,559	2,760	158,151	160,911
Residential	616	593	1,209	144,349	145,558
Consumer & Other	34	—	34	16,943	16,977
Total	$3,217	$8,278	$11,495	$2,094,544	$2,106,039

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, and current economic factors, among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

•
Grades 1, 2, and 3- These grades include loans to borrowers with a continuous record of strong earnings, sound balance sheet condition and capitalization, ample liquidity with solid cash flow, and whose management team has experience and depth within their industry.

•	Grade 4- This grade includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

•	Grade 5- This grade includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.

•
Grade 6- This grade includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the borrower is starting to reverse a negative trend or condition, or has recently been upgraded from a 7, 8, or 9 rating.

•
Grade 7 - Watch credits are borrowers that have experienced financial setback of a nature that is not determined to be severe or influence ‘ongoing concern’ expectations. Borrowers within this category are expected to turnaround within a 12-month period of time. Although possible, no loss is anticipated, due to strong collateral and/or guarantor support.

•
Grade 8- Substandard credits will include those borrowers that are characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

•
Grade 9- Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. The borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

The recorded investment by risk category of the Non-covered loans by portfolio class and category at September 30, 2013, which is based upon the most recent analysis performed, and December 31, 2012 is as follows:

	September 30, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$948,844	$35,321	$22,858	$375	$1,007,398
Real Estate:
Commercial - Owner Occupied	315,715	20,862	14,076	—	350,653
Commercial - Investor Owned	381,553	43,654	25,895	—	451,102
Construction and Land Development	81,799	17,385	14,951	473	114,608
Residential	135,455	7,282	7,583	—	150,320
Consumer & Other	36,740	4	—	—	36,744
Total	$1,900,106	$124,508	$85,363	$848	$2,110,825

	December 31, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$912,766	$29,524	$18,546	$2,048	$962,884
Real Estate:
Commercial - Owner Occupied	290,850	26,336	15,898	158	333,242
Commercial - Investor Owned	389,886	64,707	31,874	—	486,467
Construction and Land Development	124,857	9,543	26,012	499	160,911
Residential	130,159	5,921	9,478	—	145,558
Consumer & Other	16,972	5	—	—	16,977
Total	$1,865,490	$136,036	$101,808	$2,705	$2,106,039

NOTE 5 - PORTFOLIO LOANS COVERED BY LOSS SHARE ("Covered loans")

Below is a summary of Covered loans by category at September 30, 2013, and December 31, 2012:

	September 30, 2013		December 31, 2012
(in thousands)	Weighted- Average Risk Rating	Recorded Investment Covered Loans	Weighted- Average Risk Rating	Recorded Investment Covered Loans
Real Estate Loans:
Construction and Land Development	6.96	$15,332	7.06	$30,537
Commercial real estate - Investor Owned	6.54	51,842	6.08	57,602
Commercial real estate - Owner Occupied	6.87	43,252	6.65	47,140
Residential real estate	5.95	37,446	5.68	42,531
Total real estate loans		$147,872		$177,810
Commercial and industrial	6.99	9,095	6.57	22,034
Consumer & other	6.43	1,845	4.19	1,274
Portfolio Loans		$158,812		$201,118

The aging of the recorded investment in past due Covered loans by portfolio class and category at September 30, 2013, and December 31, 2012, is shown below.

	September 30, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$1,642	$1,166	$2,808	$6,287	$9,095
Real Estate:
Commercial - Owner Occupied	3,323	5,024	8,347	34,905	43,252
Commercial - Investor Owned	1,653	4,465	6,118	45,724	51,842
Construction and Land Development	—	3,886	3,886	11,446	15,332
Residential	673	6,591	7,264	30,182	37,446
Consumer & Other	—	—	—	1,845	1,845
Total	$7,291	$21,132	$28,423	$130,389	$158,812

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$319	$3,925	$4,244	$17,790	$22,034
Real Estate:
Commercial - Owner Occupied	887	5,144	6,031	41,109	47,140
Commercial - Investor Owned	308	665	973	56,629	57,602
Construction and Land Development	36	13,532	13,568	16,969	30,537
Residential	1,232	2,907	4,139	38,392	42,531
Consumer & Other	1	2	3	1,271	1,274
Total	$2,783	$26,175	$28,958	$172,160	$201,118

The following table is a rollforward of Covered loans, net of the allowance for loan losses, for the nine months ended September 30, 2013 and 2012.

(In thousands)	Contractual Cashflows	Less: Non-accretable Difference	Less: Accretable Yield	Carrying Amount
Balance January 1, 2013	$386,966	$118,627	$78,768	$189,571
Principal reductions and interest payments	(37,421)	—	—	(37,421)
Accretion of loan discount	—	—	(19,987)	19,987
Changes in contractual and expected cash flows due to remeasurement	9,216	(10,858)	14,233	5,841
Reductions due to disposals	(68,953)	(23,867)	(12,288)	(32,798)
Balance September 30, 2013	$289,808	$83,902	$60,726	$145,180

Balance January 1, 2012	$618,791	$256,481	$63,335	$298,975
Principal reductions and interest payments	(68,783)	—	—	(68,783)
Accretion of loan discount	—	—	(22,231)	22,231
Changes in contractual and expected cash flows due to remeasurement	1,671	(67,401)	67,178	1,894
Reductions due to disposals	(107,669)	(50,846)	(12,837)	(43,986)
Balance September 30, 2012	$444,010	$138,234	$95,445	$210,331

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the nine months ended September 30, 2013 is as follows:

(In thousands)	September 30, 2013
Balance at beginning of period	$61,475
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(9,654)
FDIC reimbursable losses, net	1,880
Adjustments reflected in income:
Amortization, net	(9,574)
Loan impairment (recapture)	2,205
Reductions for payments on covered assets in excess of expected cash flows	(6,278)
Balance at end of period	$40,054

Due to continued favorable projections in the expected cash flows of its Covered loans, the Company continues to anticipate that it will be required to pay the FDIC at the end of one of the loss share agreements. Accordingly, a liability of $1.4 million has been recorded at September 30, 2013. As part of the remeasurement process, the Company recorded a $62,000 adjustment to increase the liability through Other noninterest expense during the quarter ended September 30, 2013. The liability will continue to be adjusted as part of the quarterly remeasurement process through the end of the loss share agreement.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2013, there were $1.7 million of unadvanced commitments on impaired loans compared to $775,000 at December 31, 2012. Other liabilities include approximately $241,000 and $124,000 at September 30, 2013 and December 31, 2012 for estimated losses attributable to the unadvanced commitments on impaired loans.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2013, and December 31, 2012, are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$769,704	$722,325
Standby letters of credit	43,452	42,561

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2013, and December 31, 2012, approximately $38.6 million and $50.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. The type of collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 6 months to 5 years at September 30, 2013.

Contingencies

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Although we are not able to predict the outcome of such actions, management believes that there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

Distinctive Notes
The Bank, along with other co-defendants, had been named as a defendant in lawsuits filed by persons alleging to be clients of the Bank’s Trust division who invested in promissory notes (the "Distinctive Notes") issued by Distinctive

Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom.
Rosemann, et al. v. Martin Sigillito, et al.
In a lawsuit filed in United States District Court for the Eastern District of Missouri, the plaintiffs alleged that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs alleged to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent and breached its contracts. Plaintiffs also alleged that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, were seeking damages from defendants, including the Bank, in excess of $44.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery concluded on April 16, 2013 and dispositive motions were filed. On July 9, 2013 the judge dismissed all counts related to RICO, as well as the Company's negligence. The Court denied the plaintiffs' motion to reconsider the dismissal. The claims that remained pending against the Company were the breach of contract claims asserted by 41 plaintiffs who held IRA accounts with the Company. On September 24, 2013, the Company reached a confidential settlement with the Plaintiffs. The settlement did not have a material impact on the Company's financial statements.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within Other assets or Other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of operations depends on whether the contract has been designated as a hedge and qualifies for hedge accounting. At September 30, 2013, and December 31, 2012, the Company did not have any derivatives designated as cash flow or fair value hedges.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At September 30, 2013 and December 31, 2012, the Company had $1.1 million and $1.7 million of counterparty credit exposure on derivatives, respectively. At September 30, 2013, and December 31, 2012, the Company had pledged cash of $730,000 and $3.3 million, respectively, as collateral in connection with our interest rate swap agreements.

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

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate cap contracts	$34,050	$49,050	$14	$13	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2013	2012	2013	2012
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(9)	$(14)	$1	$(79)

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate swap contracts	$139,223	$126,962	$1,114	$1,741	$1,114	$1,979

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2013	2012	2013	2012
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(32)	$(103)	$(205)	$(354)

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2013
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$93,974	$—	$93,974
Obligations of states and political subdivisions	—	48,151	3,042	51,193
Residential mortgage-backed securities	—	307,879	—	307,879
Total securities available for sale	$—	$450,004	$3,042	$453,046
State tax credits held for sale	—	—	20,139	20,139
Derivative financial instruments	—	1,128	—	1,128
Total assets	$—	$451,132	$23,181	$474,313

Liabilities
Derivative financial instruments	$—	$1,114	$—	$1,114
Total liabilities	$—	$1,114	$—	$1,114

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At September 30, 2013, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At September 30, 2013, of the $55.8 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $20.1 million were carried at fair value. The remaining $35.7 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods ended September 30, 2013 and 2012, respectively.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the quarter ended September 30, 2013 or 2012.

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

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$3,039	$3,042	$3,049	$6,763
Total (losses) gains:
Included in other comprehensive income	3	5	(7)	20
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	—	(3,736)
Ending balance	$3,042	$3,047	$3,042	$3,047

Change in unrealized (losses) gains relating to assets still held at the reporting date	$3	$5	$(7)	$20

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Beginning balance	$19,822	$24,836	$23,020	$26,350
Total gains:
Included in earnings	317	264	422	994
Purchases, sales, issuances and settlements:
Sales	—	(31)	(3,303)	(2,275)
Ending balance	$20,139	$25,069	$20,139	$25,069

Change in unrealized gains relating to assets still held at the reporting date	$317	$257	$(456)	$439

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2013:

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the three months ended September 30, 2013	Total (losses) gains for the nine months ended September 30, 2013
Impaired loans	$3,172	$—	$—	$3,172	$(2,514)	$(8,046)
Other real estate	7,528	—	—	7,528	(207)	(961)
Total	$10,700	$—	$—	$10,700	$(2,721)	$(9,007)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2013, and December 31, 2012.

	September 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$35,238	$35,238	$21,906	$21,906
Federal funds sold	111	111	51	51
Interest-bearing deposits	71,191	71,191	95,413	95,413
Securities available for sale	453,046	453,046	640,212	640,212
Other investments, at cost	15,485	15,485	14,294	14,294
Loans held for sale	12,967	12,967	11,792	11,792
Derivative financial instruments	1,128	1,128	1,754	1,754
Portfolio loans, net	2,229,406	2,229,411	2,261,280	2,267,038
State tax credits, held for sale	55,810	60,937	61,284	66,822
Accrued interest receivable	7,897	7,897	8,497	8,497

Balance sheet liabilities
Deposits	2,447,917	2,453,970	2,658,851	2,669,113
Subordinated debentures	63,081	40,474	85,081	65,840
Federal Home Loan Bank advances	120,000	126,234	80,000	89,301
Other borrowings	178,165	178,228	245,070	245,224
Derivative financial instruments	1,114	1,114	1,979	1,979
Accrued interest payable	885	885	1,282	1,282

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at September 30, 2013, and December 31, 2012:

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,229,411	$2,229,411
State tax credits, held for sale	$—	$—	$40,798	$40,798
Financial Liabilities:
Deposits	1,825,274	—	628,696	2,453,970
Subordinated debentures	—	40,474	—	40,474
Federal Home Loan Bank advances	—	126,234	—	126,234
Other borrowings	—	178,228	—	178,228

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,266,834	$2,266,834
State tax credits, held for sale	$—	$—	$43,802	$43,802
Financial Liabilities:
Deposits	2,079,141	—	589,972	2,669,113
Subordinated debentures	—	65,840	—	65,840
Federal Home Loan Bank advances	—	89,301	—	89,301
Other borrowings	—	245,224	—	245,224

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

The Wealth Management operating segment includes the Trust division of the Bank and the state tax credit brokerage activities. The Trust division provides estate planning, investment management, and retirement planning as well as strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s Wealth Management segment and Banking lines of business.

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	Three months ended September 30,
Income Statement Information	2013
Net interest income (expense)	$33,476	$(166)	$(736)	$32,574
Provision for loan losses	2,159	—	—	2,159
Noninterest income	1,684	2,006	26	3,716
Noninterest expense	17,898	1,809	1,533	21,240
Income (loss) before income tax expense (benefit)	15,103	31	(2,243)	12,891

	2012
Net interest income (expense)	$38,627	$(252)	$(891)	$37,484
Provision for loan losses	11,937	—	—	11,937
Noninterest income	5,418	2,088	326	7,832
Noninterest expense	18,063	1,968	1,251	21,282
Income (loss) before income tax expense (benefit)	14,045	(132)	(1,816)	12,097

	Nine months ended September 30,
Income Statement Information	2013
Net interest income (expense)	$105,738	$(292)	$(2,665)	$102,781
Provision for loan losses	(305)	—	—	(305)
Noninterest income	(1,758)	6,611	100	4,953
Noninterest expense	53,137	5,644	4,355	63,136
Income (loss) before income tax expense (benefit)	51,148	675	(6,920)	44,903

	2012
Net interest income (expense)	$105,646	$(566)	$(2,834)	$102,246
Provision for loan losses	16,221	—	—	16,221
Noninterest income	5,571	6,718	371	12,660
Noninterest expense	54,424	5,761	3,875	64,060
Income (loss) before income tax expense (benefit)	40,572	391	(6,338)	34,625

Balance Sheet Information	September 30, 2013		December 31, 2012
Total assets:
Banking	$2,994,008		$3,195,096
Wealth Management	96,943		112,020
Corporate and Intercompany	17,111		18,670
Total	3,108,062		3,325,786

NOTE 10 - BRANCH SALE

On July 3, 2013 the Company entered into an agreement to sell two of its Kansas City branches to another financial institution. The agreement calls for the sale of substantially all of the deposits at these branches, as well as specified loans and other assets. The Company expects to record a gain upon completion of the transaction primarily attributed to a premium on the deposits that will be sold. Regulatory approval for the transaction occurred in the third quarter of 2013 and the sale is expected to be completed in the fourth quarter of 2013.

The following table summarizes the primary balance sheet amounts relative to the branches to be sold:

(in thousands)
Assets
Cash and cash equivalents	$805
Loans	7,696
Other assets	1,206

Liabilities
Deposits	$81,298

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Some of the information in this report contains “forward-looking statements” within the meaning of and intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will, ”should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under the caption “Risk Factors” of our most recently filed Form 10-K and within this Form 10-Q, all of which could cause the Company’s actual results to differ from those set forth in the forward-looking statements.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2013 compared to the financial condition as of December 31, 2012. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2013, compared to the same period in 2012. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

Executive Summary

The Company reported net income of $8.4 million for the three months ended September 30, 2013, compared to net income of $7.9 million for the same period in 2012. The Company reported diluted earnings per share of $0.44, compared to $0.39 for the prior year period.

Net income for the nine months ended September 30, 2013 was $29.5 million compared to net income of $22.9 million for the same period in 2012. The Company reported diluted earnings per share of $1.55, compared to $1.14 for the prior year period.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Note 9 –Segment Reporting.

Banking Segment

•
Loans - Portfolio loans totaled $2.3 billion at September 30, 2013, up $21.2 million, or 1% when compared to June 30, 2013 and up $61.0 million, or 3% from September 30, 2012. The Company expects to show 2-3% loan growth over December 31, 2012 by the end of 2013. Loans covered under FDIC shared loss agreements ("Covered loans") were $158.8 million at September 30, 2013, a decrease of $11.1 million or 7% from June 30, 2013 and a decrease of $62.6 million or 28% from September 30, 2012.

Portfolio loans excluding covered loans ("Noncovered loans") were up slightly when compared to June 30, 2013 amounts. The increase was primarily due to Commercial & Industrial loans, which increased $44.5 million or 5%, offset by Construction Real Estate loans which decreased $33.3 million or 23%. Noncovered loans increased $123.7 million or 6%, from September 30, 2012. Commercial and Industrial loans drove the increase and were up $127.0 million or 14%.
See Note 4 – Portfolio Loans Not Covered by Loss Share and Note 5 – Portfolio Loans Covered by Loss Share for more information.

•
Deposits – Total deposits at September 30, 2013 were $2.4 billion, an increase of $79.7 million, or 3% from June 30, 2013 and a decrease of $103.0 million, or 4%, from September 30, 2012. The increase in deposits from the linked quarter applied primarily to our certificates of deposits as the Company sought incremental liquidity at relatively low interest rates. The year over year decrease in deposits was largely comprised of reductions in interest-bearing and money market deposits as the Company continued to manage down its cost of funds and focus on retention of noninterest-bearing accounts.

•
Asset quality – Nonperforming loans were $24.2 million at September 30, 2013, compared to $25.9 million at June 30, 2013 and $32.1 million at September 30, 2012. Nonperforming loans represented 1.14% of total Noncovered loans at September 30, 2013 versus 1.25% at June 30, 2013 and 1.61% at September 30, 2012. Excluding non-accrual loans and Covered loans, portfolio loans that were 30-89 days delinquent at September 30, 2013 remained at very low levels, representing 0.09% of the portfolio compared to 0.27% at June 30, 2013 and 0.07% at September 30, 2012.

Provision for loan losses not covered under FDIC loss share was a benefit of $0.7 million in the third quarter of 2013, compared to a benefit of $4.3 million in the linked quarter and an expense of $1.0 million in the third quarter of 2012. See Note 4 – Portfolio Loans Not Covered by Loss Share and Provision and Allowance for Loan Losses and Nonperforming Assets in this section for more information.

•
 Interest rate margin – The net interest rate margin was 4.71% for the third quarter of 2013, compared to 4.75% for the second quarter of 2013 and 5.21% in the third quarter of 2012. See Net Interest Income in this section for more information.

•	Covered loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets for the most recent five quarters.

	For the Quarter ended
(in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Accretion income	$6,252	$6,623	$7,112	$7,442	$7,995
Accelerated cash flows	4,309	4,689	7,209	9,778	7,446
Other	219	59	324	419	103
Total interest income	10,780	11,371	14,645	17,639	15,544
Provision for loan losses	(2,811)	2,278	(2,256)	(653)	(10,889)
Gain on sale of other real estate	168	116	689	105	34
Change in FDIC loss share receivable	(2,849)	(6,713)	(4,085)	(8,131)	1,912
Change in FDIC clawback liability	(62)	(449)	(304)	(575)	—
Pre-tax net revenue	$5,226	$6,603	$8,689	$8,385	$6,601

Our current projection of average Covered loans is $153.4 million and $115.3 million for the years ended December 31, 2013 and 2014, respectively.

Wealth Management Segment

Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $1.7 million in the third quarter of 2013, a decrease of $80,000, or 4%, over the linked second quarter and a decrease of $127,000, or 7%, over the period ended September 30, 2012. See Noninterest Income in this section for more information.

Net Interest Income

Three months ended September 30, 2013 and 2012

Net interest income (on a tax equivalent basis) was $33.1 million for the three months ended September 30, 2013 compared to $37.9 million for the same period of 2012, a decrease of $4.8 million, or 13%. Total interest income decreased $5.9 million and total interest expense decreased $1.1 million.

Average interest-earning assets decreased $100.7 million, or 3%, to $2.8 billion for the quarter ended September 30, 2013 from $2.9 billion for the quarter ended September 30, 2012. Average loans increased $57.2 million, or 3%, to $2.25 billion for the quarter ended September 30, 2013, from $2.19 billion for the quarter ended September 30, 2012. Noncovered loans increased $127.9 million while Covered loans decreased $70.7 million. Average securities decreased $140.3 million or 23%, while short-term investments decreased $17.6 million or 19% from the third quarter of 2012. Interest income on earning assets decreased $3.7 million from a volume perspective primarily due to lower volume on Covered loans and decreased $2.2 million from a rate perspective primarily due to lower rates on Noncovered loans for a net decrease of $5.9 million versus the third quarter of 2012. Refer to Rate/Volume section for more information regarding our net interest income.

For the quarter ended September 30, 2013, average interest-bearing liabilities decreased $100.3 million, or 4%, to $2.2 billion compared to $2.3 billion for the quarter ended September 30, 2012. The decrease resulted from a $182.7 million decrease in average interest-bearing deposits, partially offset by a $94.5 million increase in borrowed funds from customer repurchase agreements and Federal Home Loan Bank (FHLB) advances. The decrease in average interest-bearing deposits is due to a $59.5 million decrease in certificates of deposit, a $73.1 million decrease in average money market accounts and savings accounts, and a $50.1 million decrease in interest-bearing transaction accounts. For the third quarter of 2013, interest expense on interest-bearing liabilities decreased $1.0 million due to declining rates and $119,000 due to the impact of lower volumes, for a total decrease of $1.1 million versus the third quarter of 2012.

The tax-equivalent net interest rate margin was 4.71% for the third quarter of 2013, compared to 4.75% for the second quarter of 2013 and 5.21% in the third quarter of 2012. Covered loans yielded 26.31% in the third quarter of 2013, compared to 26.51% in the third quarter of 2012.

The Core net interest margin, defined as the Net interest margin (fully tax equivalent), including contractual interest on Covered loans, but excluding the incremental accretion on these loans, for the quarters ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,
	2013	2012
Core net interest margin	3.54%	3.57%

The Core net interest margin decline was due to lower loan yields partially offset by an improved earning asset mix and lower deposit and overall funding costs. Continued pressure on loan yields and liquidity is expected to result in a slightly lower Core net interest margin over the next two quarters. Included in this MD&A under the caption "Use of Non-GAAP Financial Measures" is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

Nine months ended September 30, 2013 and 2012

Net interest income (on a tax equivalent basis) was $104.4 million for the nine months ended September 30, 2013 compared to $103.3 million for the same period of 2012, an increase of $1.0 million, or 1%. Total interest income decreased $2.8 million and total interest expense decreased $3.8 million.

Average interest-earning assets decreased $9.1 million, relatively flat when compared to the nine months ended September 30, 2012. Average loans increased $85.7 million, or 4%, to $2.3 billion for the nine months ended September 30, 2013, from $2.2 billion for the nine months ended September 30, 2012. Noncovered loans increased $165.2 million while Covered loans decreased $79.5 million. Average securities decreased $66.3 million or 11%, while short-term investments decreased $28.5 million or 26% from the same period of 2012. Interest income on earning assets decreased $8.4 million primarily due to lower volume on Covered loans and increased $5.7 million primarily due to higher yields on Covered loans, for a net increase of $2.8 million versus the same period of 2012. See Rate/Volume section below for more information regarding our net interest income.

For the nine months ended September 30, 2013, average interest-bearing liabilities decreased $105.4 million, or 4%, to $2.2 billion compared to $2.4 billion for the nine months ended September 30, 2012. The decrease resulted from a $219.4 million decrease in average interest-bearing deposits, partially offset by a $118.2 million increase in borrowed funds from customer repurchase agreements and FHLB advances. The decrease in average interest-bearing deposits is primarily due to a $139.4 million decrease in certificates of deposit, and a $62.0 million decrease in average money market accounts and savings accounts. For the nine months ended September 30, 2013, interest expense on interest-bearing liabilities decreased $3.1 million due to declining rates and $650,000 due to the impact of lower volumes, for a total decrease of $3.8 million versus the same period of 2012.

The tax-equivalent net interest rate margin was 4.86% for the nine months ended September 30, 2013, compared to 4.79% in the same period of 2012. Covered loans yielded 28.10% for the nine months ended September 30, 2013, compared to 19.95% in the same period 2012.

The Core net interest margin for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30,
	2013	2012
Core net interest margin	3.55%	3.59%

The Core net interest margin decline was due to lower loan yields partially offset by an improved earning asset mix and lower deposit and overall funding costs. Included in this MD&A under the caption "Use of Non-GAAP Financial Measures" is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

Average Balance Sheet

The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended September 30,
	2013			2012
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,036,572	$23,092	4.50%	$1,918,419	$23,907	4.96%
Tax-exempt loans (2)	46,846	857	7.26	37,138	680	7.28
Covered loans (3)	162,569	10,781	26.31	233,272	15,544	26.51
Total loans	2,245,987	34,730	6.13	2,188,829	40,131	7.29
Taxable investments in debt and equity securities	425,983	2,149	2.00	574,968	2,671	1.85
Non-taxable investments in debt and equity securities (2)	44,605	493	4.38	35,874	412	4.57
Short-term investments	72,739	37	0.20	90,297	53	0.23
Total securities and short-term investments	543,327	2,679	1.96	701,139	3,136	1.78
Total interest-earning assets	2,789,314	37,409	5.32	2,889,968	43,267	5.96
Noninterest-earning assets:
Cash and due from banks	16,897			17,435
Other assets	284,413			318,400
Allowance for loan losses	(39,065)			(37,804)
Total assets	$3,051,559			$3,187,999

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$209,398	$99	0.19%	$259,488	$182	0.28%
Money market accounts	894,552	714	0.32	982,375	1,024	0.41
Savings	89,715	56	0.25	74,961	68	0.36
Certificates of deposit	579,586	1,765	1.21	639,084	2,288	1.42
Total interest-bearing deposits	1,773,251	2,634	0.59	1,955,908	3,562	0.72
Subordinated debentures	72,864	679	3.70	85,081	982	4.59
Borrowed funds	320,507	995	1.23	225,963	846	1.49
Total interest-bearing liabilities	2,166,622	4,308	0.79	2,266,952	5,390	0.95
Noninterest bearing liabilities:
Demand deposits	607,257			642,598
Other liabilities	14,889			15,086
Total liabilities	2,788,768			2,924,636
Shareholders' equity	262,791			263,363
Total liabilities & shareholders' equity	$3,051,559			$3,187,999
Net interest income		$33,101			$37,877
Net interest spread			4.53%			5.01%
Net interest rate margin (4)			4.71			5.21

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $282,000 and $340,000 for the three months ended September 30, 2013 and 2012, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 39% tax rate in 2013 and 36% tax rate in 2012. The tax-equivalent adjustments were $527,000 and $393,000 for the three months ended September 30, 2013 and 2012, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2013			2012
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,048,503	$70,963	4.63%	$1,897,482	$72,319	5.09%
Tax-exempt loans (2)	47,041	2,574	7.32	32,857	1,841	7.48
Covered loans (3)	175,100	36,796	28.10	254,568	38,022	19.95
Total loans	2,270,644	110,333	6.50	2,184,907	112,182	6.86
Taxable investments in debt and equity securities	477,409	6,487	1.82	554,898	7,670	1.85
Non-taxable investments in debt and equity securities (2)	44,115	1,486	4.50	32,902	1,146	4.65
Short-term investments	81,836	130	0.21	110,364	195	0.24
Total securities and short-term investments	603,360	8,103	1.80	698,164	9,011	1.72
Total interest-earning assets	2,874,004	118,436	5.51	2,883,071	121,193	5.62
Noninterest-earning assets:
Cash and due from banks	17,575			16,037
Other assets	274,085			361,824
Allowance for loan losses	(43,593)			(38,104)
Total assets	$3,122,071			$3,222,828

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$238,400	$360	0.20%	$256,505	$566	0.29%
Money market accounts	939,127	2,348	0.33	1,024,359	3,694	0.48
Savings	89,664	171	0.25	66,386	209	0.42
Certificates of deposit	561,796	5,593	1.33	701,168	7,603	1.45
Total interest-bearing deposits	1,828,987	8,472	0.62	2,048,418	12,072	0.79
Subordinated debentures	80,920	2,580	4.26	85,081	3,111	4.88
Borrowed funds	336,063	3,021	1.20	217,841	2,689	1.65
Total interest-bearing liabilities	2,245,970	14,073	0.84	2,351,340	17,872	1.02
Noninterest bearing liabilities:
Demand deposits	610,894			609,357
Other liabilities	14,205			8,828
Total liabilities	2,871,069			2,969,525
Shareholders' equity	251,002			253,303
Total liabilities & shareholders' equity	$3,122,071			$3,222,828
Net interest income		$104,363			$103,321
Net interest spread			4.67%			4.60%
Net interest rate margin (4)			4.86			4.79

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1,154,000 and $1,040,000 for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 39% tax rate in 2013 and 36% tax rate in 2012. The tax-equivalent adjustments were $1,582,000 and $1,075,000 for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Covered loans are loans covered under FDIC shared-loss agreements.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2013 compared to 2012
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable loans	$1,448	$(2,263)	$(815)	$5,476	$(6,832)	$(1,356)
Tax-exempt loans (3)	179	(2)	177	775	(42)	733
Covered loans	(4,648)	(115)	(4,763)	(13,971)	12,745	(1,226)
Taxable investments in debt and equity securities	(732)	210	(522)	(1,061)	(122)	(1,183)
Non-taxable investments in debt and equity securities (3)	98	(17)	81	378	(38)	340
Short-term investments	(9)	(7)	(16)	(46)	(19)	(65)
Total interest-earning assets	$(3,664)	$(2,194)	$(5,858)	$(8,449)	$5,692	$(2,757)

Interest paid on:
Interest-bearing transaction accounts	$(31)	$(52)	$(83)	$(38)	$(168)	$(206)
Money market accounts	(85)	(225)	(310)	(288)	(1,058)	(1,346)
Savings	11	(23)	(12)	59	(97)	(38)
Certificates of deposit	(199)	(324)	(523)	(1,428)	(582)	(2,010)
Subordinated debentures	(128)	(175)	(303)	(148)	(383)	(531)
Borrowed funds	313	(164)	149	1,193	(861)	332
Total interest-bearing liabilities	(119)	(963)	(1,082)	(650)	(3,149)	(3,799)
Net interest income	$(3,545)	$(1,231)	$(4,776)	$(7,799)	$8,841	$1,042

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses not covered under FDIC loss share agreements for the three and nine months ended September 30, 2013 was a $0.7 million benefit and a $3.1 million benefit, respectively compared to expense of $1.0 million and $2.8 million for the comparable 2012 periods. The reversal of loan loss provision in the third quarter of 2013 was due to fewer risk rating downgrades, and continued favorable loss migration statistics.

For Covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision for loan losses on Covered loans for the three and nine months ended September 30, 2013 was $2.8 million compared to $10.9 million and $13.4 million for the comparable 2012 periods.

The allowance for loan losses on Non-Covered loans was 1.26% of total loans at September 30, 2013, compared to 1.33% at June 30, 2013, and 1.72% at September 30, 2012. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Net charge-offs for Non-Covered loans in the third quarter of 2013 were $0.4 million, representing an annualized rate of 0.07% of average loans, compared to net charge-offs of $3.1 million, an annualized rate of 0.64% of average loans, in the third quarter of 2012.

For the nine months ended September 30, 2013, net charge-offs for Non-Covered loans were $4.6 million, representing an annualized rate of 0.30% of average loans compared to net charge-offs of $6.6 million, representing an annualized rate of 0.45% for the same period in 2012. Approximately 73% of the net charge-offs for the nine months ended September 30, 2013 were related to Commercial Real Estate loans, 3% were related to Residential Real Estate Loans, and 24% were related to Commercial & Industrial loans.

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Allowance at beginning of period, for loans not covered under FDIC loss share	$27,619	$36,304	$34,330	$37,989
Loans charged off:
Commercial and industrial	(1,817)	(1,479)	(2,423)	(2,470)
Real estate:
Commercial	(560)	(1,264)	(4,132)	(3,042)
Construction and Land Development	(85)	(949)	(419)	(2,307)
Residential	(52)	(282)	(1,038)	(860)
Consumer and other	—	—	(34)	—
Total loans charged off	(2,514)	(3,974)	(8,046)	(8,679)
Recoveries of loans previously charged off:
Commercial and industrial	906	142	1,322	441
Real estate:
Commercial	374	15	756	52
Construction and Land Development	385	15	420	264
Residential	481	672	911	1,312
Consumer and other	—	—	—	2
Total recoveries of loans	2,146	844	3,409	2,071
Net loan chargeoffs	(368)	(3,130)	(4,637)	(6,608)
Provision for loan losses	(652)	1,048	(3,094)	2,841
Allowance at end of period, for loans not covered under FDIC loss share	$26,599	$34,222	$26,599	$34,222

Allowance at beginning of period, for loans covered under FDIC loss share	$11,045	$1,889	$11,547	$1,635
Loans charged off	(16)	(1,627)	(273)	(3,689)
Recoveries of loans	26	10	101	16
Other	(234)	(59)	(532)	(240)
Net loan chargeoffs	(224)	(1,676)	(704)	(3,913)
Provision for loan losses	2,811	10,889	2,789	13,380
Allowance at end of period, for loans covered under FDIC loss share	$13,632	$11,102	$13,632	$11,102

Total Allowance at end of period	$40,231	$45,324	$40,231	$45,324

Excludes loans covered under FDIC loss share
Average loans	$2,076,765	$1,955,557	$2,090,194	$1,930,339
Total portfolio loans	2,110,825	1,987,166	2,110,825	1,987,166
Net chargeoffs to average loans	0.07%	0.64%	0.30%	0.46%
Allowance for loan losses to loans	1.26	1.72	1.26	1.72

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Non-accrual loans	$24,169	$37,287	$27,346
Loans past due 90 days or more and still accruing interest	—	—	—
Restructured loans	—	1,440	4,712
Total nonperforming loans	24,169	38,727	32,058
Foreclosed property (1)	10,278	9,327	12,549
Total nonperforming assets (1)	$34,447	$48,054	$44,607

Excludes assets covered under FDIC loss share
Total assets (1)	$3,108,062	$3,325,786	$3,193,692
Total portfolio loans	2,110,825	2,106,039	1,987,166
Total loans plus foreclosed property	2,121,103	2,115,366	1,999,715
Nonperforming loans to total loans	1.15%	1.84%	1.61%
Nonperforming assets to total loans plus foreclosed property	1.62	2.27	2.23
Nonperforming assets to total assets (1)	1.11	1.44	1.40

Allowance for loans not covered under FDIC loss share to nonperforming loans	110%	89%	107%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude Covered loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Portfolio Loans Covered by Loss Share for more information on these loans.

Nonperforming loans at September 30, 2013 were $24.2 million, a decrease from $25.9 million at June 30, 2013, and $32.1 million at September 30, 2012. The nonperforming loans are comprised of approximately 21 relationships,with the largest from a $4.3 million Commercial and Industrial loan. The top five relationships comprise 63% of the nonperforming loans. Approximately 31% of nonperforming loans were located in the St. Louis market, 35% were located in the Kansas City market, and 34% were located in the Arizona market. At September 30, 2013, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 1.14% of Noncovered loans at September 30, 2013, versus 1.25% at June 30, 2013 and 1.61% at September 30, 2012.

Nonperforming loans based on Call Report codes were as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Construction and Land Development	$6,499	$4,695	$10,095
Commercial Real Estate	11,021	22,534	15,231
Residential Real Estate	675	2,564	3,883
Commercial & Industrial	5,974	8,934	2,849
Consumer & Other	—	—	—
Total	$24,169	$38,727	$32,058

The following table summarizes the changes in nonperforming loans by quarter.

	2013				2012
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Year to date	Year to date
Nonperforming loans beginning of period	$25,948	$32,222	$38,727	$38,727	$41,622
Additions to nonaccrual loans	9,765	3,393	4,590	17,748	22,519
Additions to restructured loans	—	—	—	—	5,023
Chargeoffs	(2,514)	(752)	(4,780)	(8,046)	(8,679)
Other principal reductions	(3,650)	(2,664)	(6,115)	(12,429)	(18,006)
Moved to Other real estate	(5,257)	(2,179)	(225)	(7,661)	(9,363)
Moved to performing	(123)	(2,229)	(1,818)	(4,170)	(303)
Loans past due 90 days or more and still accruing interest	—	(1,843)	1,843	—	(755)
Nonperforming loans end of period	$24,169	$25,948	$32,222	$24,169	$32,058

Other real estate

Other real estate at September 30, 2013, was $28.1 million, compared to $25.4 million at June 30, 2013, and $31.4 million at September 30, 2012. Approximately 63% of total Other real estate, or $17.8 million, is covered by FDIC loss share agreements.

The following table summarizes the changes in Other real estate.

	2013				2012
(in thousands)	3rd Qtr	2nd Qtr	1st Qtr	Year to date	Year to date
Other real estate beginning of period	$25,363	$24,807	$26,500	$26,500	$53,688
Additions and expenses capitalized to prepare property for sale	5,257	2,179	225	7,661	10,413
Additions from FDIC assisted transactions	4,951	5,135	3,369	13,455	9,386
Writedowns in value	(741)	(977)	(1,080)	(2,798)	(3,684)
Sales	(6,705)	(5,781)	(4,207)	(16,693)	(38,444)
Other real estate end of period	$28,125	$25,363	$24,807	$28,125	$31,359

At September 30, 2013, Other real estate was comprised of 63 properties, with the largest being a $2.6 million residential lot in the Kansas City region.

The writedowns in fair value were recorded in Loan legal and other real estate expense or are charged-off existing loan balances based on current market activity shown in the appraisals. In addition, for the nine months ended September 30, 2013, the Company realized a net gain of $1.6 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Noninterest Income

Noninterest income decreased $4.1 million in the third quarter of 2013 compared to the third quarter of 2012. The decrease is primarily due to a decrease in income related to changes in the FDIC Loss Share Receivable partially offset by gains on the sale of investment securities.

For the nine months ended September 30, 2013, Noninterest income decreased $7.7 million, or 61%, from the same period in 2012. The decrease is primarily due to decreases in income related to changes in the FDIC Loss Share Receivable and lower gains on the sale of other real estate partially offset by higher service charges on deposit accounts.

•
Wealth Management revenue – For the quarter ended September 30, 2013, Wealth Management revenue from the Trust division decreased $127,000, or 7%, compared to the same period in 2012. Year-to-date, Trust revenues decreased $106,000, or 2%, over the same period in 2012. The decrease in Wealth Management revenue was primarily due to non-recurring revenue in the prior year period, as well as the termination of some less profitable account relationships. Assets under administration were $1.7 billion at September 30, 2013, a 6% increase from September 30, 2012. Assets under management were $789.5 million at September 30, 2013, a 7% decrease from September 30, 2012.

•
Service charges and other fee income – For the three and nine months ended September 30, 2013, service charges and other fee income increased $358,000 and $1.0 million compared to the same periods in 2012, primarily due to increased revenue from higher sales of treasury management services, including better pricing and improved collections.

•
Sale of Other real estate – For the quarter ended September 30, 2013, we sold $6.7 million of Other real estate for a gain of $472,000, which included a gain of $304,000 from Other real estate not covered by loss share agreements and a gain of $168,000 from Other real estate covered by loss share agreements. Year-to-date through September 30, 2013, we have sold $16.7 million of Other real estate for a gain of $1.6 million which included a gain of $588,000 from Other real estate not covered by loss share agreements and a gain of $974,000 from Other real estate covered by loss share agreements. For the quarter ended September 30, 2012 we sold $11.6 million of Other real estate for a gain of $739,000 which included a gain of $705,000 from Other real estate not covered by loss share agreements and a gain of $34,000 from Other real estate covered by loss share agreements. For the year-to-date period in 2012, we sold $38.4 million of Other real estate for a net gain of $3.2 million which included a gain of $1.2 million from Other real estate not covered by loss share agreements and a gain of $2.0 million from Other real estate covered by loss share agreements.

•
State tax credit brokerage activities – For the quarter ended September 30, 2013, the Company recorded a gain of $308,000 compared to a gain of $256,000 in the third quarter of 2012. The slight increase is due to mark-to-market adjustments on those tax credits held at fair value as a result of decreases in the discount rate used in our internal valuation model. For both the year-to-date 2013 and 2012 periods the Company recorded a gain of $1.2 million. For more information on the fair value treatment of the state tax credits, see Note 8 – Fair Value Measurements.

•
Sale of investment securities – During the first nine months of 2013, the Company realized approximately $159.6 million of proceeds on the sale of investment securities, generating a net gain of $1.3 million, compared to $110.9 million of proceeds on the sale of investment securities, generating a net gain of $1.2 million during the first nine months of 2012.

•
Change in FDIC loss share receivable – Income related to changes in the FDIC loss share receivable decreased $4.8 million during the third quarter of 2013 compared to the same period in 2012. The decrease in income related to the FDIC loss share receivable was primarily due to lower credit losses in the current quarter. During the third quarter of 2013 the change in FDIC loss share receivable was comprised of $1.3 million of negative accretion from accelerated cash flows, $2.2 million of income related to the provision for loan losses on Covered loans, and $3.7 million of negative base accretion. During the third quarter of 2012 the change in FDIC loss share receivable was comprised of $2.6 million of negative accretion from accelerated cash flows, $8.7 million of income related to the provision for loan losses on Covered loans, and $4.2 million of negative base accretion.

Noninterest Expense

Noninterest expenses were $21.2 million in the third quarter of 2013, a decrease of $42,000, relatively flat with the same quarter of 2012. The decrease over the prior year period was primarily due to a decrease in salaries and benefits costs of $664,000 due to lower salaries from decreased variable compensation costs partially offset by increases in loan data processing expenses of $262,000 and a $443,000 non-cash expense related to the conversion of $20.0 million of our trust preferred securities to shares of common stock.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 58.5% for the quarter ended September 30, 2013 compared to 47.0% for the prior year period. Year-to-date through September 30, 2013 the Company's efficiency ratio was 58.6% compared to 55.8% for the same period in 2012. The increase in the efficiency ratio compared to the prior year quarter and for the year-to-date period was primarily due to decreased revenue from assets under FDIC loss share agreements, as well as reduced noninterest income due to the change in FDIC receivable during the current period.

Income Before Income Tax Expense

Income before income tax expense on the Company's Core Bank and Covered assets for the three and nine months ended September 30, 2013 and 2012 were as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income before income tax expense
Core Bank	$10,190	$8,444	$30,417	$23,739
Covered assets	2,701	3,653	14,486	10,886
Total	$12,891	$12,097	$44,903	$34,625

Income before income tax expense for the Core Bank represents results without direct income and expenses related to Covered assets, as well as an internal estimate of associated asset funding costs.

Income Taxes

For the quarter ended September 30, 2013, the Company’s income tax expense, which includes both federal and state taxes, was $4.5 million compared to $4.2 million for the same period in 2012. The combined federal and state effective income tax rates were relatively consistent at 34.8% and 34.4% for the quarters ended September 30, 2013, and 2012, respectively.

For the nine months ended September 30, 2013, the Company’s income tax expense was $15.4 million compared to $11.7 million for the same period in 2012. The combined federal and state effective income tax rates were 34.3% and 33.9% for the nine months ended September 30, 2013, and 2012, respectively. The Company expects its effective tax rate for the year ended December 31, 2013 to be slightly less than its effective tax rate for the nine months ended September 30, 2013, due to changes in state tax legislation.

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

Additionally, liquidity is provided from sales of the securities portfolio, fed fund lines with correspondent banks, the Federal Reserve Bank and the FHLB, the ability to acquire large and brokered deposits, and the ability to sell loan participations to other banks. These alternatives are an important part of our liquidity plan and provide flexibility and efficient execution of the asset-liability management strategy.

The Bank's Asset-Liability Management Committee oversees our liquidity position, the parameters of which are approved by the Bank's Board of Directors. Our liquidity position is monitored monthly by producing a liquidity report, which measures the amount of liquid versus non-liquid assets and liabilities. Our liquidity management framework includes measurement of several key elements, such as the loan to deposit ratio, a liquidity ratio, and a dependency ratio. The Company's liquidity framework also incorporates contingency planning to assess the nature and volatility of funding sources and to determine alternatives to these sources. While core deposits and loan and investment repayments are principal sources of liquidity, funding diversification is another key element of liquidity management and is achieved by strategically varying depositor types, terms, funding markets, and instruments.

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $7.0 million will be sufficient to meet all projected cash needs for at least the next year.

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

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with proceeds used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. The outstanding balance under the Term Loan was $10.8 million and $11.7 million at September 30, 2013, and December 31, 2012, respectively. The Term Loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan agreement. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company was in compliance with all relevant covenants under the Term Loan at September 30, 2013.

As of September 30, 2013, the Company had $62.6 million of outstanding subordinated debentures as part of nine trust preferred securities pools. On August 15, 2013 the Company converted $20.0 million of trust preferred securities with a 9% interest rate from EFSC Capital Trust VIII to shares of common stock at the election of one of the holders. As a result of the transaction, the Company reduced its long-term debt by $20.0 million and issued an aggregated of 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as inducement for the holder's election. The inducement resulted in a $443,000, one-time, non-cash expense recorded in Other noninterest expense during the third quarter of 2013.

The trust preferred securities are classified as debt but are currently included in regulatory capital and the related interest expense is tax-deductible. Regulations recently finalized by the Federal Reserve Board to implement the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain their Tier 1 capital status.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2013, the Bank could borrow an additional $155.5 million from the FHLB of Des Moines under blanket loan pledges and has an additional $612.8 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $453.0 million of the securities available for sale at September 30, 2013, $227.5 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $225.5 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of September 30, 2013, the Bank had $45.2 million of reciprocal CDARS money market sweep balances and $10.2 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At September 30, 2013, we had no outstanding “one-way buy” deposits.

In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed. Given the tightening liquidity trends on the Company's balance sheet over the past year, continued reductions in deposit costs are limited as the Company continues to increase deposit balances to fund expected loan growth.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $813.2 million in unused commitments as of September 30, 2013. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of September 30, 2013, and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2013, and December 31, 2012.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Tier 1 capital to risk weighted assets	12.29%	10.88%
Total capital to risk weighted assets	13.57%	12.30%
Tier 1 common equity to risk weighted assets	9.86%	7.70%
Leverage ratio (Tier 1 capital to average assets)	10.06%	8.36%
Tangible common equity to tangible assets	7.85%	6.02%
Tier 1 capital	$303,406	$268,870
Total risk-based capital	$334,878	$303,951

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

Tangible common equity ratio

(In thousands)	September 30, 2013	December 31, 2012
Total shareholders' equity	$277,740	$235,745
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,136)	(7,406)
Tangible common equity	$241,270	$198,005

Total assets	$3,108,062	$3,325,786
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,136)	(7,406)
Tangible assets	$3,071,592	$3,288,046

Tangible common equity to tangible assets	7.85%	6.02%

Tier 1 common equity ratio

(In thousands)	September 30, 2013	December 31, 2012
Total shareholders' equity	$277,740	$235,745
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(6,136)	(7,406)
Plus (Less): Unrealized losses (gains)	1,981	(7,790)
Plus: Qualifying trust preferred securities	60,100	78,600
Other	55	55
Tier 1 capital	$303,406	$268,870
Less: Qualifying trust preferred securities	(60,100)	(78,600)
Tier 1 common equity	$243,306	$190,270

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,468,525	2,471,668

Tier 1 common equity to risk weighted assets	9.86%	7.70%

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

Net Interest Margin to Core Net Interest Margin

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net interest income (fully tax equivalent)	$33,101	$37,877	$104,363	$103,321
Less: Incremental accretion income	(8,178)	(11,911)	(28,032)	(25,758)
Core net interest income	$24,923	$25,966	$76,331	$77,563

Average earning assets	$2,789,314	$2,889,968	$2,874,004	$2,883,071
Reported net interest margin	4.71%	5.21%	4.86%	4.79%
Core net interest margin	3.54%	3.57%	3.55%	3.59%

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

Market risk arises to the Company from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. Market risk from these activities, in the form of interest rate risk, is measured and managed through a number of methods. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Bank’s Asset/Liability Management Committee and approved by the Bank’s Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Company’s exposure to a 100 to 400 basis point parallel rate shock through the use of simulation modeling.

Interest rate simulations for September 30, 2013, demonstrate that a rising rate environment will have a positive impact on net interest income.

The following table represents the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2013.

(in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond 5 years or no stated maturity	Total
Interest-Earning Assets
Securities available for sale	$41,975	$41,774	$42,702	$117,910	$48,761	$159,924	$453,046
Other investments	—	—	—	—	—	15,485	15,485
Interest-bearing deposits	71,191	—	—	—	—	—	71,191
Federal funds sold	111	—	—	—	—	—	111
Portfolio loans (1)	1,640,983	213,702	203,504	105,182	91,632	14,634	2,269,637
Loans held for sale	12,967	—	—	—	—	—	12,967
Total interest-earning assets	$1,767,227	$255,476	$246,206	$223,092	$140,393	$190,043	$2,822,437

Interest-Bearing Liabilities
Savings, NOW and Money market deposits	$1,205,712	$—	$—	$—	$—	$—	$1,205,712
Certificates of deposit	385,579	87,592	137,538	10,096	1,759	79	622,643
Subordinated debentures	63,081	—	—	—	—	—	63,081
Other borrowings	203,555	13,810	10,800	20,000	50,000	—	298,165
Total interest-bearing liabilities	$1,857,927	$101,402	$148,338	$30,096	$51,759	$79	$2,189,601

Interest-sensitivity GAP
GAP by period	$(90,700)	$154,074	$97,868	$192,996	$88,634	$189,964	$632,836
Cumulative GAP	$(90,700)	$63,374	$161,242	$354,238	$442,872	$632,836	$632,836
Ratio of interest-earning assets to interest-bearing liabilities
Periodic	0.95	2.52	1.66	7.41	2.71	2,405.61	1.29
Cumulative GAP as of September 30, 2013	0.95	1.03	1.08	1.17	1.20	1.29	1.29

(1)	Adjusted for the impact of the interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Principal Financial Officer (PFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2013. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and as updated by the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013:

Distinctive Notes
The Bank, along with other co-defendants, had been named as a defendant in lawsuits filed by persons alleging to be clients of the Bank’s Trust division who invested in promissory notes (the "Distinctive Notes") issued by Distinctive Properties (UK) Limited (“Distinctive Properties”), a company involved in the purchase and development of real estate in the United Kingdom.

Rosemann, et al. v. Martin Sigillito, et al.
In a lawsuit filed in United States District Court for the Eastern District of Missouri, the plaintiffs alleged that the investments in the Distinctive Notes were part of a multi-million dollar Ponzi scheme. Plaintiffs alleged to hold such promissory notes in accounts with the Trust division and that, among other things, the Bank was negligent and breached its contracts. Plaintiffs also alleged that the Bank violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs, in the aggregate, were seeking damages from defendants, including the Bank, in excess of $44.0 million as well as their costs and attorneys’ fees and trebled damages under RICO.

The case was stayed while criminal proceedings against Sigillito were completed. After a four week trial, Sigillito was found guilty of 20 counts of wire fraud, mail fraud, conspiracy, and money laundering. Following the verdict, the judge lifted the stay and set the case for a four week jury trial starting August 26, 2013. Discovery concluded on April 16, 2013 and dispositive motions were filed. On July 9, 2013 the judge dismissed all counts related to RICO, as well as the Company's negligence. The Court denied the plaintiffs' motion to reconsider the dismissal. The claims that remained pending against the Company were the breach of contract claims asserted by 41 plaintiffs. On September 24, 2013, the Company reached a confidential settlement with the Plaintiffs. The settlement did not have a material impact on the Company's financial statements.

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

*10.1	Executive Employment Agreement - Keene S. Turner

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Principal Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

***101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at September 30, 2013 and December 31, 2012; (ii) Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 12, 2013.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Frank H. Sanfilippo
Frank H. Sanfilippo
Chief Operating Officer (Principal Financial Officer)