Form 10-K
period 2013-12-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2014-03-17
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2013.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $271,085,899 based on the closing price of the common stock of $15.96 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) as reported by the NASDAQ Global Select Market.

As of March 3, 2014, the Registrant had 19,410,048 shares of outstanding common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2013.

ENTERPRISE FINANCIAL SERVICES CORP
2013 ANNUAL REPORT ON FORM 10-K

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Some of the information in this report contains “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified with use of terms such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “could,” “continue” and the negative of these terms and similar words, although some forward-looking statements are expressed differently. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to: credit risk; changes in the appraised valuation of real estate securing impaired loans; outcomes of litigation and other contingencies; exposure to general and local economic conditions; risks associated with rapid increases or decreases in prevailing interest rates; consolidation within the banking industry; competition from banks and other financial institutions; our ability to attract and retain relationship officers and other key personnel; burdens imposed by federal and state regulation; changes in regulatory requirements; changes in accounting regulation or standards applicable to banks; and other risks discussed under Part I-Item 1A: “Risk Factors,” all of which could cause the Company's actual results to differ from those set forth in the forward-looking statements.
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

The wealth management segment includes the Company's trust operations and Federal and Missouri State tax credit brokerage activities. Enterprise Trust, a division of the Bank (“Enterprise Trust” or “Trust”) provides financial planning, estate planning, investment management and trust services to businesses, individuals, institutions, retirement plans and non-profit organizations. Tax credit brokerage activities consist of the acquisition of tax credits and sale of these tax credits to clients. See Item 8. Note 21 - Segment Reporting for more information about our segments.

Key components of our strategy include a focused and relationship-oriented distribution and sales approach, with an emphasis on growing fee income and niche businesses, prudent credit and interest rate risk management, advanced technology and controlled expense growth.

Building long-term client relationships - Our growth strategy is largely client relationship driven. We continuously seek to add clients who fit our target market of business owners, professionals, and associated relationships. Those relationships are maintained, cultivated and expanded over time by trained, experienced banking officers and wealth advisors. We fund loan growth primarily with core deposits from our business and professional clients in addition to consumers in our branch market areas. This is supplemented by borrowing from the Federal Home Loan Bank of Des Moines (the “FHLB”), the Federal Reserve, and by issuing brokered certificates of deposits.

Growing fee income business - Enterprise Trust offers a wide range of fiduciary, investment management and financial advisory services. We employ attorneys, certified financial planners, estate planning professionals and other investment professionals. Enterprise Trust representatives assist clients in defining lifetime goals and designing plans to achieve them, consistent with the Company's long-term relationship strategy. The Bank offers a broad range of Treasury Management products and services that benefit businesses ranging from large national clients to the smallest local merchants. Customized solutions and special product bundles are available to clients of all sizes.  Responding to ever increasing needs for tightened security and improved functional efficiency, the Bank continues to offer robust treasury systems that employ the latest in mobile technology and fraud detection/mitigation. The Bank also operates treasury management, card services and international banking divisions that generate fee income.

Specialty Lending and Product Niches - We have focused an increasing amount of our lending activities in specialty markets where we believe our expertise and experience as a sophisticated commercial lender provides advantages over other competitors. In addition, we have developed expertise in certain product niches. These specialty niche activities focus on the following areas:

•
Enterprise Value Lending/Senior Debt Financing. We support mid-market company mergers and acquisitions primarily for Midwest-based manufacturing companies. We market directly to targeted private equity firms and provide a combination of senior debt and mezzanine debt financing.

•
Tax Credit Related Lending. We are a secured lender on affordable housing projects funded through the use of Federal and Missouri State Low Income housing tax credits. The Company also brokers State Low Income credits from its inventory to its clients. In addition, we provide leveraged and other loans on projects funded through the Department of the Treasury CDFI New Markets Tax Credit program. In 2011 and 2013, we were selected as one of the relatively few banks for New Markets Tax Credits. In this capacity, we were responsible for allocating $75 million of New Markets Tax Credits to clients and projects.

•	Tax Credit Brokerage. We acquire Missouri state tax credits from affordable housing development funds and sells the tax credits to clients and other individuals for tax planning purposes.

•	Life Insurance Premium Finance. We specialize in financing high-end whole life insurance premiums utilized in high net worth estate planning.

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

Maintaining asset quality - The Company monitors asset quality through formal ongoing, multiple-level reviews of loans in each market. These reviews are overseen by the Company's credit administration department. In addition, the Bank's loan portfolio is subject to ongoing monitoring by a loan review function that reports directly to the audit committee of our board of directors.

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

On May 16, 2013, the Company finalized its acquisition of certain assets of Gorman & Gorman Home Loans. In addition, Mark Gorman, founder and president of Gorman & Gorman, and the firm's mortgage production and operations staff joined the Company. The Gorman & Gorman and legacy Enterprise mortgage operations were combined into a division of the Bank named Enterprise Home Loans. The Company anticipates that the acquisition will strengthen its mortgage business.

On December 6, 2013, the Bank completed the sale and closure of 4 of its branches in the Kansas City market. The sale agreement called for 2 branches to be sold to another financial institution as well as $7.6 million of loans, $78.4 million of deposits, and $1.5 million of other assets. The sale resulted in a pre-tax gain of approximately $1.0 million primarily due to a premium received on the deposits sold as part of the transaction.

TARP Repayment and Common Stock Warrant Repurchase
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

On January 9, 2013, the Company repurchased the warrants issued to the U.S. Treasury as part of the Capital Purchase Program. The warrants provided the right to purchase 324,074 shares of the Company's common stock. Enterprise and the Treasury department agreed upon a repurchase price of approximately $1.0 million for the warrants. This transaction completed the Company's participation in the Treasury's Capital Purchase Program.

Debt Repayments
During 2013 the Company completed two transactions that significantly reduced its long term debt. On August 15, 2013, the Company converted $20.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of the transaction, the Company reduced its long-term debt by $20.0 million and issued an aggregate of 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as an inducement for the conversion. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank ("FHLB") with a weighted average interest rate of 4.09% and a maturity of 3 years and incurred a prepayment penalty of $2.6 million before taxes. These transactions are expected to further reduce our cost of interest bearing liabilities in future periods and continue to manage interest rate risk.

Market Areas and Approach to Geographic Expansion
We operate in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company, as part of its expansion effort, plans to continue its strategy of operating branches with larger average deposits, and employing experienced staff who are compensated on the basis of performance and customer service.

St. Louis - We have six banking facilities in the St. Louis metropolitan area. The St. Louis market enjoys a stable, diverse economic base and is ranked the 19th largest metropolitan statistical area in the United States. It is an attractive market for us with nearly 70,000 privately held businesses and more than 50,000 households with investable assets of $1.0 million or more.

Kansas City - We have eight banking facilities in the Kansas City market. Kansas City is also an attractive private company market with over 50,000 privately held businesses and more than 40,000 households with investable assets of $1.0 million or more. It is the 31st largest metropolitan area in the U.S.

Phoenix - Since December 2009, we have completed four FDIC-assisted transactions in the Phoenix market. We have two banking facilities in the Phoenix metropolitan area.

We believe the Phoenix market offers long-term growth opportunities for the Company. The underlying demographic and geographic factors that propelled Phoenix into one of the fastest growing and most dynamic markets in the country should drive continued growth in that market. Today, Phoenix is the nation's 13th largest metropolitan area, and has more than 90,000 privately held businesses and more than 80,000 households with investable assets over $1.0 million.

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

Supervision and Regulation
The following is a summary description of the relevant laws, rules, and regulations governing banks and financial holding companies. The description of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors, the deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders or creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

Various legislation is from time to time introduced in Congress and Missouri's legislature, including proposals to overhaul the bank regulatory system, expand the powers of depository institutions, and limit the investments that depository institutions may make with insured funds. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations or the results of operations of any of our subsidiaries. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies

Financial Holding Company
The Company is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a financial holding company, the Company is subject to regulation and examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. In order to remain a financial holding company, the Company must continue to be considered well managed and well capitalized by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act. See “Liquidity and Capital Resources” in the Management Discussion and Analysis for more information on our capital adequacy and “Bank Subsidiary - Community Reinvestment Act” below for more information on the Community Reinvestment Act.

Acquisitions: With certain limited exceptions, the BHCA requires every financial holding company or bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company. Additionally, the BHCA provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Change in Bank Control: Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or financial holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the Company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities of the Company. The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities: The BHCA has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activities. Those activities include, among other activities, certain insurance, advisory and securities activities.

Support of Bank Subsidiaries: Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Act, this longstanding policy has been given the force of law and additional regulations promulgated by the Federal Reserve to further implement the intent of the new statute are possible. As in the past, such financial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

Capital Adequacy: The Company is also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of the Bank (summarized below).

Dividend Restrictions: Under Federal Reserve policies, financial holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization's expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve policy also provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company's ability to serve as a source of strength to its banking subsidiaries.

Bank Subsidiary
At December 31, 2013, Enterprise Bank & Trust was our only bank subsidiary. The Bank is a Missouri trust company with banking powers and is subject to supervision and regulation by the Missouri Division of Finance. In addition, as a Federal Reserve non-member bank, it is subject to supervision and regulation by the FDIC. The Bank is a member of the FHLB of Des Moines.

The Bank is subject to extensive federal and state regulatory oversight. The various regulatory authorities regulate or monitor all areas of the banking operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, low income housing projects, and furniture and fixtures. In connection with their supervision and regulation responsibilities, the Bank is subject to periodic examination by the FDIC and Missouri Division of Finance.

Capital Adequacy: The Bank is required to comply with the FDIC’s capital adequacy standards for insured banks. The FDIC has issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with regulatory capital requirements.

Under the regulatory capital requirements, at least half of the Bank’s total capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets.

The Bank’s capital categories are determined for the purpose of applying the “prompt corrective action” rules described below and may be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

They are not necessarily an accurate representation of a bank's overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject the Bank to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s prompt corrective action rules, a bank that (1) has a total capital to risk-weighted assets ratio (the “Total Capital Ratio”) of 10.0% or greater, a Tier 1 Capital to risk-weighted assets ratio (the “Tier 1 Capital Ratio”) of 6.0% or greater, and a Tier 1 Capital to average assets (the “Leverage Ratio”) of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating or is subject to a regulatory action that requires heightened levels of capital.
A bank that becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.
At December 31, 2013, all of the Bank’s capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.
Dividends by the Bank Subsidiary: Under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” or after making the distribution would become undercapitalized. If the FDIC believes that the Bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require that it maintain capital in excess of regulatory guidelines.

Transactions with Affiliates and Insiders: The Bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.

Customer Protection: The Bank is also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Commercial Real Estate Lending: The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and non-farm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk, including concentrations in certain types of CRE that may warrant greater supervisory scrutiny: total reported loans for construction, land development, and other land represent 100% or more of the institutions total capital; or total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Financial Regulatory Reform
On July 21, 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies.
Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on ours and the Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Company and Bank. Some of the rules that have been adopted to comply with the Dodd-Frank Act's mandates are discussed below.
Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.
UDAP and UDAAP: Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Mortgage Reform: The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

Deposit Insurance and Assessments: The $250,000 limit for federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions was made permanent by the Dodd-Frank Act. The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

Demand Deposits: The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

Interchange Fees: The Federal Reserve has issued final rules limiting the amount of any debit card interchange fee that an issuer may receive or charge with respect to electronic debit card transactions to be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015. The Company is reviewing the impact of the Volcker Rule on its investment portfolio.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the adoption of further implementing regulations and, therefore, their impact on the Company’s operations cannot be fully determined at this time.

BASEL III
On July 2, 2013, the Federal Reserve approved a final rule to establish a new comprehensive regulatory capital framework for all US banking organizations. On July 9, 2013, the final rule was approved (as an interim final rule) by the FDIC. The Regulatory Capitol Framework (Basel III) implements several changes to the US regulatory capital framework required by the Dodd-Frank Act. The new US capital framework imposes higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital, and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for US banking organizations.

The Basel III final rule establishes a new common equity Tier 1 capital (“CET1”) requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0% total capital requirement. The new CET1 and minimum Tier 1 capital requirements are effective January 1, 2015. In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of common equity Tier 1 capital (“CET1”) in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for US banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

As required by Dodd-Frank, the Basel III final rule requires that capital instruments such as trust preferred securities and cumulative preferred shares be phased-out of Tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 and grandfathers as Tier 1 capital such instruments issued by these smaller entities prior to May 19, 2010 (provided they do not exceed 25 percent of Tier 1 capital). The Company’s trust preferred securities are grandfathered under this provision.

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive Income from CET1 capital. The election to opt out must be made on the banking organization’s first Call Report filed after January 1, 2015.

The Basel III final rule requires that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital. Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the final rule.

Based on a preliminary assessment of the impact of Basel III and in consideration of the capital plan for the Company, management of the Company anticipates that the Company and Bank will be in compliance with the Basel III guidelines within the implementation periods.

Employees
At December 31, 2013, we had approximately 455 full-time equivalent employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

Risks Relating to Our Business

Our allowance for loan losses may not be adequate to cover actual loan losses.
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

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.
Our success depends upon the economic prosperity in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. As a community bank, we bear increased risk of unfavorable local economic conditions. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Our loan portfolio is concentrated in certain markets which could result in increased credit risk.
Substantially all of our loans are to businesses and individuals in the St. Louis, Kansas City, and Phoenix metropolitan areas. The regional economic conditions in areas where we conduct our business have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. Consequently, a decline in local economic conditions may adversely affect our earnings.

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

We face potential risks from litigation brought against the Company or the Bank.
We are involved in various lawsuits and legal proceedings. Pending or threatened litigation against the Company or the Bank, litigation-related costs and any legal liability as a result of an adverse determination with respect to one or more of these legal proceedings could have a material adverse effect on our business, cash flows, financial position or results of operations and/or could cause us significant reputational harm, including without limitation as a result of negative publicity the Company may face even if it prevails in such legal proceedings, which could adversely affect our business prospects.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of investment securities and other sources could have a substantial material adverse effect on our liquidity.  Our access to funding sources in amounts that are adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include but are not limited to a decrease in the level of our business activity due to a market downturn, our failure to remain well capitalized, or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Significant fluctuations in market interest rates could materially and adversely affect not only our net interest spread, but also our asset quality and loan origination volume, and/or net income.

We face potential risk from changes in Governmental Monetary Policies.
The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve, including its ongoing “Quantitative Easing” program, affect the levels of bank loans, investments, and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

Deferred tax assets may not be realizable and we may be required to establish a valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition.
Deferred tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. If based on available information, it is not more likely than not that the deferred income tax asset will be realized, then a valuation allowance must be established with a corresponding charge to net income. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.

If the Bank incurs losses that erode its capital, it may become subject to enhanced regulation or supervisory action.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Missouri Division of Finance and the Federal Reserve, and separately the FDIC as insurer of the Bank's deposits, have the authority to compel or restrict certain actions if the Company's or the Bank's capital should fall below adequate capital standards as a result of future operating losses, or if its bank regulators determine that it has insufficient capital. Among other matters, the corrective actions include but are not limited to requiring affirmative action to correct any conditions resulting from any violation or practice; directing an increase in capital and the maintenance of specific minimum capital ratios; restricting the Bank's operations; limiting the rate of interest the bank may pay on brokered deposits; restricting the amount of distributions and dividends and payment of interest on its trust preferred securities; requiring the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank. These actions may limit the ability of the Bank or Company to execute its business plan and thus can lead to an adverse impact on the the results of operations or financial position.

Changes in government regulation and supervision may increase our costs.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change and could result in an adverse impact on our results of operations.

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
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different institutions and counterparties, and we execute transactions with various counterparties in the financial industry, including federal home loan banks, commercial banks, brokers and dealers, investment banks and other institutional clients. Defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market-wide liquidity problems in prior years and could lead to losses or defaults by us or by other institutions. Any such losses could materially and adversely affect our results of operations or financial position.

We face significant competition.
The financial services industry, including commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, credit unions, and mortgage companies among others. Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services. Many of our competitors are significantly larger than us and have greater access to capital and other resources. Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry, generally. If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and/or

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, and could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We have engaged in and may continue to engage in further expansion through acquisitions, including FDIC-assisted transactions, which could negatively affect our business and earnings.
Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected results or cost savings.

Acquiring other banks or businesses involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management's time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and/or

•	potential changes in banking or tax laws or regulations that may affect the target company.

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and/or market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, reimbursements of losses from the FDIC, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. Finally, to the extent that we issue capital stock in connection with transactions, such transactions and related stock issuances may have a dilutive effect on earnings per share of our common stock and share ownership of our stockholders.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.
We are the beneficiary of a loss share agreement with the FDIC that calls for the FDIC to fund a portion of our losses on loss share assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreement. The requirements of the agreement relate primarily to our administration of the assets covered by the agreement, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. When the consent of the FDIC is required under the loss share agreement, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreement with the FDIC.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired.
Although we have entered into a loss share agreement with the FDIC that provides that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms. Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreement, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different that we do. In any of those events, our losses could increase.

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

The CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the CFPB oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. New regulations adopted and anticipated to be adopted by the CFPB will significantly impact consumer mortgage lending and servicing.

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
The CFPB’s "qualified mortgage" rules could have a negative impact on our loan origination process and foreclosure proceedings.
The CFPB has adopted rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, through rules that implement minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable-rate lending, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. Although new "qualified mortgage" rules may provide better definition and more certainty regarding regulatory requirements, the rules may also increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the "qualified mortgage" criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB''s "qualified mortgage" rules will impact us, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.
The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The potential reach of the CFPB's broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

The Volcker Rule limits the permissible strategies for managing our investment portfolio.
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the "Volcker Rule"). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and changes to our investment strategies may occur, which could negatively affect our earnings.

The Federal Reserve has adopted new capital requirements for financial institutions that may require us to retain or raise additional capital or and/or reduce dividends.
On July 2, 2013, the Federal Reserve adopted final rules that, when effective, will increase regulatory capital requirements, implement changes required by the Dodd-Frank Act and implement portions of the Basel III regulatory capital reforms. In the future, the capital requirements for bank holding companies may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock, restrict our ability to provide certain forms of discretionary executive compensation and/or require other changes to our strategic plans. The rules could restrict our ability to grow and implement our future business strategies, which could have an adverse impact on our results of operations.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and adversely impact our earnings.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks.  Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our Internet banking system, treasury management products, check and document imaging, remote deposit capture systems, general ledger, and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber attacks, electronic fraudulent activity or attempted theft of financial assets.  We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed.  While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve.  We may be required to expend significant additional resources in the future to modify and enhance our protective measures. Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, our operational systems.  Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

We are subject to environmental risks associated with owning real estate or collateral.
When a borrower defaults on a loan secured by real property, the Bank may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we will have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company's expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. It may cost much more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower's operations if the Bank takes a role in managing those operations after a default. The Bank may also find it difficult or impossible to sell contaminated properties.

Risks Relating to Our Common Stock

The price of our common stock may be volatile or may decline.
The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts' revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock prices and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; and/or

•	domestic and international economic factors unrelated to our performance.

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

In addition, to the extent options to purchase common stock under our employee stock option plans are exercised, or shares are issued, holders of our common stock could incur additional dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after an offering or the perception that such sales could occur.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Banking facilities
Our executive offices are located at 150 North Meramec, Clayton, Missouri, 63105. As of December 31, 2013, we had six banking locations and a support center in the St. Louis metropolitan area, eight banking facilities in the Kansas City metropolitan area, and two banking locations in the Phoenix metropolitan area. We own three of the facilities and lease the remainder. Most of the leases expire between 2014 and 2022 and include one or more renewal options of 5 years. One lease expires in 2028. All the leases are classified as operating leases. We are actively pursuing a sublease arrangement for one of our banking locations in the Kansas City market that was closed in 2013. We believe all our properties are in good condition.

Wealth management facilities
Our Wealth Management operations are headquartered in approximately 11,000 square feet of commercial condominium space in Clayton, Missouri, located approximately two blocks from our executive offices. Enterprise Trust also has offices in two of our banking locations in Kansas City. Expenses related to the space used by Enterprise Trust are allocated to the Wealth Management segment.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices
The Company's common stock trades on the NASDAQ Global Select Market under the symbol “EFSC”. Below are the dividends declared by quarter along with what the Company believes are the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Select Market. There may have been other transactions at prices not known to the Company. As of March 3, 2014, the Company had 479 common stock shareholders of record and a market price of $18.63 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

	2013				2012
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Closing Price	$20.42	$16.90	$15.96	$14.34	$13.07	$13.60	$10.96	$11.74
High	20.96	18.99	16.00	15.04	14.22	14.41	12.49	15.60
Low	16.38	15.94	13.06	12.97	12.17	10.83	9.94	11.13
Cash dividends paid on common shares	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525	0.0525

Dividends
The holders of shares of our common stock are entitled to receive dividends when declared by our Board of Directors out of funds legally available for the purpose of paying dividends. Our ability to pay dividends is substantially dependent upon the ability of our subsidiaries to pay cash dividends to us. Information on regulatory restrictions on our ability to pay dividends is set forth in Part I- Item 1. Business - Supervision and Regulation - Financial Holding Company - Dividend Restrictions. The amount of dividends, if any, that may be declared by the Company also depends on many other factors, including future earnings, bank regulatory capital requirements and business conditions as they affect the Company and its subsidiaries. As a result, no assurance can be given that dividends will be paid in the future with respect to our common stock.

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

The following graph* compares the cumulative total shareholder return on the Company's common stock from December 31, 2008 through December 31, 2013. The graph compares the Company's common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2008 and reinvestment of all quarterly dividends. The investment is measured as of each subsequent fiscal year end. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending December 31,
Index	2008	2009	2010	2011	2012	2013
Enterprise Financial Services Corp	100.00	51.75	71.78	103.19	92.73	146.77
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

*Source: SNL Financial L.C.  Used with permission.  All rights reserved.

ITEM 6: SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company's audited financial statements as of and for the five years ended December 31, 2013. This information should be read in connection with our audited consolidated financial statements, related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009 (1)
EARNINGS SUMMARY:
Interest income	$153,289	$165,464	$142,840	$116,394	$118,486
Interest expense	18,137	23,167	30,155	32,411	48,845
Net interest income	135,152	142,297	112,685	83,983	69,641
Provision for portfolio loan losses	(642)	8,757	13,300	33,735	40,412
Provision for purchase credit impaired loan losses	4,974	14,033	2,803	—	—
Noninterest income	9,899	9,084	18,508	18,360	19,877
Noninterest expense (3)	90,639	85,761	76,865	61,412	97,650
Income (loss) from continuing operations (3)	50,080	42,830	38,225	7,196	(48,544)
Income tax expense (benefit) from continuing operations (3)	16,976	14,534	12,802	1,623	(1,873)
Net income (loss) from continuing operations	33,104	28,296	25,423	5,573	(46,671)
Net income (loss)	$33,104	$28,296	$25,423	$5,573	$(47,955)

PER SHARE DATA:
Basic earnings (loss) per common share:
From continuing operations	$1.78	$1.41	$1.37	$0.21	$(3.82)
Total	1.78	1.41	1.37	0.21	(3.92)
Diluted earnings (loss) per common share:
From continuing operations	1.73	1.37	1.34	0.21	(3.82)
Total	1.73	1.37	1.34	0.21	(3.92)
Cash dividends paid on common shares	0.21	0.21	0.21	0.21	0.21
Book value per common share	14.47	13.09	11.61	9.89	10.25
Tangible book value per common share	12.62	10.99	9.38	9.67	9.97

BALANCE SHEET DATA:
Ending balances:
Portfolio loans	2,137,313	2,106,039	1,897,074	1,766,351	1,818,481
Purchase credit impaired loans, net of the allowance for loan losses	125,100	189,571	298,975	121,570	13,644
Allowance for loan losses (2)	27,289	34,330	37,989	42,759	42,995
Goodwill (1)	30,334	30,334	30,334	2,064	2,064
Intangibles, net	5,418	7,406	9,285	1,223	1,643
Assets	3,170,197	3,325,786	3,377,779	2,800,199	2,365,655
Deposits	2,534,953	2,658,851	2,791,353	2,297,721	1,941,416
Subordinated debentures	62,581	85,081	85,081	85,081	85,081
Borrowings	264,331	325,070	256,545	226,633	167,438
Shareholders' equity	279,705	235,745	239,565	179,801	163,912
Average balances:
Portfolio loans	2,104,018	1,953,427	1,819,536	1,782,023	2,097,028
Purchase credit impaired loans	168,662	243,359	232,363	71,152	1,244
Earning assets	2,875,765	2,909,532	2,766,240	2,260,858	2,334,697
Assets	3,126,537	3,230,928	3,096,147	2,454,023	2,462,237
Interest-bearing liabilities	2,237,111	2,340,612	2,377,044	1,957,390	2,025,339
Shareholders' equity	259,106	252,464	213,650	178,631	177,374

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009 (1)
EARNINGS SUMMARY:
SELECTED RATIOS:
Return on average common equity	12.78%	11.21%	12.67%	2.12%	(34.51)%
Return on average assets	1.06	0.78	0.74	0.13	(2.05)
Efficiency ratio (3)	62.49	56.65	58.59	60.01	109.08
Average common equity to average assets	8.29	6.93	5.84	5.97	5.92
Total portfolio loan yield - tax equivalent	6.36	7.05	6.38	5.90	5.45
Cost of interest-bearing liabilities	0.81	0.99	1.27	1.66	2.41
Net interest spread	4.60	4.75	3.94	3.53	2.74
Net interest margin	4.78	4.94	4.12	3.76	3.06
Nonperforming loans to total loans (2)	0.98	1.84	2.19	2.62	2.12
Nonperforming assets to total assets (2)	0.90	1.44	1.74	2.59	2.60
Net chargeoffs to average loans (2)	0.31	0.64	0.99	1.91	1.42
Allowance for loan losses to total loans (2)	1.28	1.63	2.00	2.42	2.36
Dividend payout ratio - basic	11.92	13.28	14.07	56.00	(5.62)

(1) Includes the impact of the $45.4 million goodwill impairment charge in the Company's Banking operating unit.
(2) Amounts and ratios exclude Covered Assets under FDIC loss share agreements, except for their inclusion in total assets.
(3) Results and corresponding ratios for the years ended December 31, 2012, 2011, 2010, and 2009 have been reclassified to reflect the adoption of ASU 2014-1 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects."

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction
The objective of this section is to provide an overview of the results of operations and financial condition of the Company for the three years ended December 31, 2013. It should be read in conjunction with the Consolidated Financial Statements, Notes and other financial data presented elsewhere in this report, particularly the information regarding the Company's business operations described in Item 1.

Executive Summary
This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document. Results and corresponding ratios for the years ended December 31, 2012 and 2011 have been reclassified to reflect the adoption of ASU 2014-1 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." The impact of ASU 2014-1 was a decrease to Other Non-interest Expense and a similar increase to Income Tax Expense of $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

2013 Operating Results
For 2013, we reported net income of $33.1 million compared to net income of $28.3 million in 2012. After deducting preferred stock dividends in 2012, net income available to common shareholders was $33.1 million, or $1.73 per diluted share in 2013, compared to net income available to common shareholders of $25.1 million, or $1.37 per diluted share in 2012.

Income before income tax expense on the Company's Core Bank and Covered assets for the twelve months ended December 31, 2013, 2012 and 2011 were as follows:

(In thousands)	Twelve months ended December 31,
	2013	2012	2011
Income before income tax expense
Core Bank	$34,621	$26,495	$18,936
Covered assets	15,459	16,335	19,289
Total	$50,080	$42,830	$38,225

Income before income tax expense for the Core Bank represents results without direct income and expenses related to Covered assets, as well as an internal estimate of associated asset funding costs. Core Bank pre-tax income grew $8.1 million or 31% in 2013 as compared to 2012 fueled by solid commercial loan growth and declining credit costs. Income from our Covered assets remained relatively stable at $15.5 million, a modest decrease of 5% despite declining balances in our PCI loans. Declining balances in our PCI loans were primarily due to continued early pay-offs of our PCI loans. Income from Covered assets remained relatively stable due to lower charge-offs than generally anticipated.

2013 Significant Transactions
During 2013, we completed the following transactions:

•
On January 9, 2013, the Company repurchased the warrants issued to the U.S Treasury as part of the Capital Purchase Program for approximately $1.0 million. After completing the warrant repurchase the Company exited the Capital Purchase Program.

•
On May 16, 2013, the Company finalized its acquisition of Gorman & Gorman Home Loans. The Company anticipates the acquisition will strengthen its mortgage business. As part of the transaction Gorman and Gorman and legacy Enterprise mortgage operations were combined into a single division named Enterprise Home Loans.

•
On August 15, 2013, the Company converted $20.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of the transaction, the Company reduced its long-term debt by $20.0 million and issued an aggregate of 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as inducement for the conversion, which resulted in a $0.4 million, one-time, non-cash expense being recorded.

•
On December 6, 2013, the Company completed the sale and closure of four of its branches in the Kansas City region. Two of the branches, as well as $7.6 million of loans and $78.4 million of deposits, as well as $1.5 million of other assets were sold to another financial institution. The Company recorded a pre-tax gain of approximately $1.0 million upon completion of the transaction primarily attributed to a premium on the deposits that were sold.

•
On December 30, 2013 the Company prepaid $30.0 million of debt with the FHLB with a weighted average interest rate of 4.09%, and a maturity of 3 years, and incurred a prepayment penalty of $2.6 million before taxes.

Below are highlights of our Banking and Wealth Management segments. For more information on our segments, see Item 8, Note 21 - Segment Reporting.

Banking Segment

•
Loans - Loans totaled $2.3 billion at December 31, 2013, including $140.5 million of purchase credit impaired ("PCI") loans (formerly referred to as Portfolio loans covered under FDIC loss share or Covered loans). Portfolio loans excluding PCI loans increased $31.3 million, or 1%, from December 31, 2012. Commercial & Industrial loans increased $78.7 million, or 8%, Consumer and other loans increased $23.9 million or 141%, Construction loans and Residential real estate loans decreased $30.9 million, or 10%, and Commercial Real Estate decreased $40.4 million, or 5%.

PCI loans decreased $60.6 million, or 30%, in 2013, due to loans that paid off, charged-off and principal paydowns. Based on the most recent remeasurement of expected cash flows, the Company expects the average balance of PCI loans to be approximately $108 million, $67 million, and $39 million in 2014, 2015, and 2016, respectively.
See Note 6 – Portfolio Loans and Note 7 – Purchase Credit Impaired Loans for more information.

	December 31,
(in thousands)	2013		2012
Commercial and Industrial	1,041,576	46%	962,884	42%
Commercial real estate - Investor Owned	437,688	19%	486,467	21%
Commercial real estate - Owner Occupied	341,631	15%	333,242	14%
Construction and land development	117,032	5%	160,911	7%
Residential real estate	158,527	7%	145,558	6%
Consumer & other	40,859	2%	16,977	1%
Portfolio loans	2,137,313	94%	2,106,039	91%
PCI loans	140,538	6%	201,118	9%
Total loans	2,277,851	100%	2,307,157	100%

•
Deposits – Total deposits at December 31, 2013 were $2.5 billion, a decrease of $123.9 million, or 5%, from December 31, 2012 as the Company continued to experience run-off in its interest bearing deposits from lower cost pricing.

Non-interest bearing accounts decreased primarily due to the sale and closure of four branches in our Kansas City market.
Core deposits, which exclude brokered certificates of deposit and include reciprocal CDARS deposits, decreased $168.9 million, or 7%, for 2013 as compared to 2012. Interest bearing transaction accounts including money market accounts decreased $144.0 million, or 10%. Core deposits represented 94% of total deposits at December 31, 2013, compared to 96% at December 31, 2012.
Due to the run-off in other deposit accounts brokered certificates of deposit increased to $139.5 million at December 31, 2013 compared to $94.5 million at December 31, 2012.

•
Asset quality – Nonperforming loans, including troubled debt restructurings, were $20.8 million at December 31, 2013, compared to $38.7 million at December 31, 2012. Nonperforming loans represented 0.98% of portfolio loans at December 31, 2013 versus 1.84% at December 31, 2012. Excluding non-accrual loans and PCI loans, there were $0.1 million of portfolio loans that were 30-89 days delinquent at December 31, 2013 as compared to $2.1 million at December 31, 2012.

Provision for portfolio loan losses was a benefit of $0.6 million in 2013, compared to $8.8 million in 2012. The decrease in the provision for loan losses in 2013 was due to lower net chargeoffs, lower levels of criticized loans due to less downgrade activity and lower levels of non-performing loans in 2013 as compared to 2012. See Note 6 – Portfolio Loans and Provision for Loan Losses and Allowance for Loan Losses in this section for more information.

•	Net Interest margin – The net interest margin (fully tax equivalent) was 4.78% for 2013, compared to 4.94% for 2012. See Net Interest Income in this section for more information.

•
PCI loans and other assets covered under FDIC shared loss agreements - The following table illustrates the net revenue contribution of covered assets for the most recent 3 fiscal years. This presentation excludes the cost of funding the related assets and the operating expenses to service the assets.

	For the Years ended
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Accretion income	$25,319	$29,673	$18,494
Accelerated cash flows	20,318	25,230	14,294
Other	831	758	138
Total interest income	46,468	55,661	32,926
Provision for loan losses	(4,974)	(14,033)	(2,803)
Gain on sale of other real estate	1,071	2,081	992
Change in FDIC loss share receivable	(18,173)	(14,869)	(3,494)
Change in FDIC clawback liability	(951)	(575)	—
Pre-tax net revenue	$23,441	$28,265	$27,621

Net revenue from PCI loans was $23.4 million for the year ended December 31, 2013 a $4.8 million decrease from December 31, 2012. The decrease in net revenue was primarily due to lower accretion and accelerated cash flows from lower PCI loan balances, as well as a negative impact from the Change in the FDIC loss share receivable due to loan pay offs in which the losses on the loans were less than expected.

Wealth Management Segment
Fee income from the Wealth Management segment includes Wealth Management revenue and income from state tax credit brokerage activities. Wealth Management revenue was $7.1 million in 2013, a decrease of $0.2 million, or 2% over 2012. The slight decrease was due to the termination of several less profitable relationships during the year. See Noninterest Income in this section for more information.

RESULTS OF CONTINUING OPERATIONS ANALYSIS

Net Interest Income
Comparison of 2013 and 2012
Net interest income (on a tax equivalent basis) was $137.4 million for 2013 compared to $143.8 million for 2012, a decrease of $6.4 million, or 4%. Total interest income decreased $11.4 million and total interest expense decreased $5.0 million.

Average interest-earning assets decreased $33.8 million, or 1%, to $2.9 billion for the year ended December 31, 2013. Average loans increased $75.9 million, or 3%, to $2.3 billion for the year ended December 31, 2013 from $2.2 billion for the year ended December 31, 2012 primarily due to strong C&I origination in 2013. Average securities and short-term investments decreased $109.7 million, to $603.1 million from 2012 as core deposits declined and portfolio loan volume accelerated slightly. Interest income on earning assets decreased $13.1 million due to lower volumes and increased $1.7 million due to higher rates. The decrease in volume was primarily due to the continued pay-off of PCI loans, offset by higher yields on the remaining balance of related loans. Portfolio loans saw a $7.6 million increase in interest income due to volume, offset by an $8.7 million decrease in interest income due to rates.

For the year ended December 31, 2013, average interest-bearing liabilities decreased $103.5 million, or 4%, to $2.2 billion compared to $2.3 billion for the year ended December 31, 2012. The decrease in average interest-bearing liabilities resulted from a $190.3 million decrease in average interest-bearing deposits. This decrease resulted from a $96.7 million decline in certificates of deposits, $68.4 million decline in average money market accounts and savings accounts, and a decrease of $25.2 million in interest-bearing transaction accounts. The significant decrease in certificates of deposits and money market and saving accounts was due to the Company's continued initiative to lower its cost of funds as well as continued historically low rates deterring clients from deposit accounts. For the year ended December 31, 2013, interest expense on interest-bearing liabilities decreased $4.3 million due to declining rates and $0.8 million due to the impact of lower volumes, versus the same period in 2012.

For the year ended December 31, 2013, the tax-equivalent net interest margin was 4.78%, compared to 4.94% in the same period of 2012. The decrease in margin was primarily due to lower yields on newly originated portfolio loans, the pay-off of higher-yielding PCI loans lessening their impact on the overall margin, offset by reduced rates on interest-bearing liabilities due to continued low interest rates, as well as the conversion of $20 million of our trust preferred securities with a 9% coupon rate to common equity.

The Core net interest margin, defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, for the years ended December 31, 2013 and 2012 is as follows:

	Twelve months ended December 31,
	2013	2012
Core net interest margin	3.55%	3.57%

The Core net interest margin decline in 2013 from 2012 was due to lower loan yields partially offset by an improved earning asset mix and lower deposit and overall funding costs. The Company believes the Core net interest margin is an important measure of our financial performance even though it is a non-GAAP measure. Included in this MD&A under the caption "Use of Non-GAAP Financial Measures" is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

Comparison of 2012 and 2011
Net interest income (on a tax equivalent basis) was $143.8 million for 2012 compared to $114.0 million for 2011, an increase of $29.8 million, or 26%. Total interest income increased $22.8 million and total interest expense decreased $7.0 million.

Average interest-earning assets increased $143.3 million, or 5%, to $2.9 billion for the year ended December 31, 2012 from $2.8 billion for the year ended December 31, 2011. Average loans increased $144.9 million, or 7%, to $2.2 billion for the year ended December 31, 2012 from $2.1 billion for the year ended December 31, 2011. Average securities and short-term investments remained relatively flat decreasing only $1.6 million, to $712.7 million from 2011 as core deposit growth was consistent with loan demand. Interest income on earning assets increased $10.9 million due to higher volumes and $11.9 million due primarily to higher yields on PCI loans during 2012 for a total increase of $22.8 million in interest income from 2011.

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

For the year ended December 31, 2012, the tax-equivalent net interest rate margin was 4.94%, compared to 4.12% in the same period of 2011. The increase in the margin was primarily due to better earning asset mix, higher yields on Covered assets, and lower funding costs. For the year ended December 31, 2012, the Core net interest margin increased to 3.57% as compared to 3.49% for 2011 due to improvement in our earning asset mix and lower funding costs. These factors were partially offset by declines in our earning asset yields. The Core net interest margin includes the contractual interest on PCI loans, but excludes the incremental accretion income on these loans. The Company believes the Core net interest margin is an important measure of our financial performance even though it is a non-GAAP measure. Included in this MD&A is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/ Volume sections following contain additional information regarding our net interest income.

The Core net interest margin, defined as Net interest margin (fully tax equivalent), including contractual interest on PCI loans, but excluding the incremental accretion on these loans, for the years ended December 31, 2012 and 2011 is as follows:

	Twelve months ended December 31,
	2012	2011
Core net interest margin	3.57%	3.49%

Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	For the years ended December 31,
	2013			2012			2011
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,058,086	$94,428	4.59%	$1,918,567	$96,694	5.04%	$1,786,601	$95,520	5.35%
Tax-exempt portfolio loans (2)	45,932	3,738	8.14	34,860	2,580	7.40	32,935	2,542	7.72
Purchase credit impaired loans (3)	168,662	46,468	27.55	243,359	55,661	22.87	232,363	32,926	14.17
Total loans	2,272,680	144,634	6.36	2,196,786	154,935	7.05	2,051,899	130,988	6.38
Taxable investments in debt and equity securities	462,015	8,689	1.88	568,264	10,192	1.79	473,620	11,510	2.43
Non-taxable investments in debt and equity securities (2)	44,158	1,979	4.48	34,432	1,577	4.58	22,434	1,086	4.84
Short-term investments	96,912	210	0.22	110,050	257	0.23	218,287	562	0.26
Total securities and short-term investments	603,085	10,878	1.80	712,746	12,026	1.69	714,341	13,158	1.84
Total interest-earning assets	2,875,765	155,512	5.41	2,909,532	166,961	5.74	2,766,240	144,146	5.21
Noninterest-earning assets:
Cash and due from banks	17,315			16,311			15,801
Other assets	276,443			345,325			357,993
Allowance for loan losses	(42,986)			(40,240)			(43,887)
Total assets	$3,126,537			$3,230,928			$3,096,147

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$232,010	$461	0.20%	$257,193	$721	0.28%	$212,257	$811	0.38%
Money market accounts	939,857	3,080	0.33	1,026,444	4,679	0.46	997,415	7,987	0.80
Savings	88,633	225	0.25	70,470	275	0.39	27,106	112	0.41
Certificates of deposit	578,562	7,376	1.27	675,224	9,731	1.44	847,057	12,748	1.50
Total interest-bearing deposits	1,839,062	11,142	0.61	2,029,331	15,406	0.76	2,083,835	21,658	1.04
Subordinated debentures	76,297	3,019	3.96	85,081	4,082	4.80	85,081	4,515	5.31
Borrowed funds	321,752	3,976	1.24	226,200	3,679	1.63	208,128	3,982	1.91
Total interest-bearing liabilities	2,237,111	18,137	0.81	2,340,612	23,167	0.99	2,377,044	30,155	1.27
Noninterest bearing liabilities:
Demand deposits	614,413			627,197			494,609
Other liabilities	15,907			10,655			10,844
Total liabilities	2,867,431			2,978,464			2,882,497
Shareholders' equity	259,106			252,464			213,650
Total liabilities & shareholders' equity	$3,126,537			$3,230,928			$3,096,147
Net interest income		$137,375			$143,794			$113,991
Net interest spread			4.60%			4.75%			3.94%
Net interest rate margin (4)			4.78%			4.94%			4.12%

(1)
Average balances include non-accrual loans. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $1.5 million, $1.5 million, and $1.0 million for the years ended December 31, 2013, 2012, and 2011 respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 39% tax rate in 2013 and 36% tax rate in 2012 and 2011. The tax-equivalent adjustments were $2.2 million, $1.5 million, and $1.3 million for the years ended December 31, 2013, 2012, and 2011 respectively.

(3)	Purchase credit impaired loans are loans acquired as part of our acquisitions of Valley Capital, Home National, Legacy, and/or FNBO.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$6,749	$(9,015)	$(2,266)	$6,828	$(5,654)	$1,174
Tax-exempt portfolio loans (3)	881	277	1,158	145	(107)	38
Purchase credit impaired loans	(19,182)	9,989	(9,193)	1,626	21,109	22,735
Taxable investments in debt and equity securities	(1,979)	476	(1,503)	2,039	(3,357)	(1,318)
Non-taxable investments in debt and equity securities (3)	437	(35)	402	553	(62)	491
Short-term investments	(29)	(18)	(47)	(257)	(48)	(305)
Total interest-earning assets	$(13,123)	$1,674	$(11,449)	$10,934	$11,881	$22,815

Interest paid on:
Interest-bearing transaction accounts	$(66)	$(194)	$(260)	$152	$(242)	$(90)
Money market accounts	(369)	(1,230)	(1,599)	226	(3,534)	(3,308)
Savings	60	(110)	(50)	169	(6)	163
Certificates of deposit	(1,304)	(1,051)	(2,355)	(2,495)	(522)	(3,017)
Subordinated debentures	(394)	(669)	(1,063)	—	(433)	(433)
Borrowed funds	1,316	(1,019)	297	327	(630)	(303)
Total interest-bearing liabilities	(757)	(4,273)	(5,030)	(1,621)	(5,367)	(6,988)
Net interest income	$(12,366)	$5,947	$(6,419)	$12,555	$17,248	$29,803

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully-tax equivalent basis using a 39% tax rate for 2013 and 36% for 2012.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses.
The provision for loan losses excluding PCI loans was a benefit of $0.6 million for 2013 compared to expense of $8.8 million for 2012 and $13.3 million for 2011. The lower provision for loan losses for 2013 compared to 2012 and 2011 was due to lower levels of loan risk rating downgrades, lower levels of non-performing loans, and significantly lower net charge-offs incurred during the year.

For PCI loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in an increase in expected losses, impairment is recorded through provision for loan losses. As a result of this impairment, the FDIC loss share receivable is increased to reflect anticipated future cash to be received from the FDIC. The amount of the increase is determined based on the specific loss share agreement, but is generally 80% of the losses. Changes in the FDIC loss share receivable are recorded in noninterest income. The provision for loan losses on PCI loans was $5.0 million for 2013 compared to $14.0 million in 2012.

See the sections below captioned "Portfolio Loans" and "Allowance for Loan Losses" for more information on our loan portfolio and asset quality.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Years ended December 31,			Change from
(in thousands)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Wealth Management revenue	$7,118	$7,300	$6,841	$(182)	$459
Service charges on deposit accounts	6,825	5,664	5,091	1,161	573
Other service charges and fee income	2,717	2,504	1,679	213	825
Gain on sale of branches	1,044	—	—	1,044	—
Sale of other real estate	3,363	2,225	862	1,138	1,363
State tax credit activity, net	2,503	2,207	3,645	296	(1,438)
Sale of securities	1,295	1,156	1,450	139	(294)
Change in FDIC loss share receivable	(18,173)	(14,869)	(3,494)	(3,304)	(11,375)
Miscellaneous income	3,207	2,897	2,434	310	463
Total noninterest income	$9,899	$9,084	$18,508	$815	$(9,424)

Comparison of 2013 and 2012
Noninterest income increased $0.8 million, or 9%, in 2013 compared to 2012. The increase is primarily due to the gain recorded on the sale of branches in our Kansas City market, as well as increased service charges on deposit accounts, and gains on other real estate, offset by decreases in income related to changes in the FDIC loss share receivable.

•
Wealth Management revenue – For the year ended December 31, 2013, Wealth Management revenue decreased $0.2 million, or 2%, compared to 2012. Assets under administration were $1.4 billion at December 31, 2013, a 20% decrease from December 31, 2012. Assets under management were $830 million at December 31, 2013, a 3% decrease from December 31, 2012. The decrease in Wealth Management revenue and assets under management was primarily due to the termination of several less profitable relationships during the year. The decline in assets under administration was due to the loss of a large custody relationship in the fourth quarter of 2013.

•
Service charges and other fee income – For the year ended December 31, 2013, service charges and other fee income increased $1.4 million compared to 2012 due to an increase in service charges on business accounts, as well as higher sales of treasury management services, including better pricing and reductions in the amount of fees waived.

•
Gain on sale of branches - For the year ended December 31, 2013 the Company sold two of its Kansas City branches to another financial institution. As part of the transaction the Company recorded a gain of $1.0 million upon completion of the transaction primarily attributable to a premium on the deposits that were sold.

•
Sale of other real estate – For the year ended December 31, 2013, we sold $22.4 million of other real estate for a gain of $3.4 million which included a gain of $2.3 million from other real estate not covered by loss share agreements and a gain of $1.1 million from other real estate covered by loss share agreements. In 2012, we sold $48.8 million of other real estate for a net gain of $2.2 million, which included a gain of $0.1 million from other real estate not covered by loss share agreements and a gain of $2.1 million from other real estate covered by loss share agreements.

•
State tax credit activity, net – For the year ended December 31, 2013, the Company recorded a gain of $2.5 million compared to a gain of $2.2 million in 2012. The increase is due to the timing of client purchases of the state tax credits in 2013 as compared to 2012, slightly offset by a mark to market loss for our tax credits carried at fair value. Refer to Item 8 -Note 20 -Fair Value Measurements for additional information on the fair value of State tax credits.

•
Sale of securities – During 2013, the Company realized $160 million of proceeds on the sale of investment securities, generating a net gain of $1.3 million. This compared to 2012 amounts of $111 million of proceeds, and a net gain of $1.2 million.

•
Change in FDIC loss share receivable – Income related to changes in the FDIC loss share receivable reduced noninterest income by $18.2 million in 2013 compared to $14.9 million in 2012. The decrease in income related to the FDIC loss share receivable was primarily due to amortization expense and loan pay-offs in which the losses on the loans were less than expected. This was offset with an increase in income due to the impact of provision expense. See Item 8 - Note 7 for more information on the FDIC loss share receivable.

•
Miscellaneous income – For the year ended December 31, 2013, Miscellaneous income increased $0.3 million, or 10%. The increase in Miscellaneous income is primarily due to income earned on an additional $20 million of bank owned life insurance ("BOLI") policy purchased in the second quarter of 2013.

Comparison of 2012 and 2011
Noninterest income decreased $9.4 million, or 51%, in 2012 compared to 2011. The decrease is primarily due to decreases in income related to changes in the FDIC loss share receivable partially offset by increased amounts across most other noninterest income accounts.

•
Wealth Management revenue – For the year ended December 31, 2012, Wealth Management revenue from the Trust division increased $0.5 million, or 7%, compared to 2011. The increase in Wealth Management revenue was primarily due to increased investment advisory revenue. Assets under administration were $1.8 billion at December 31, 2012, a 13% increase from December 31, 2011 due to market value increases and additional accounts from new and existing clients.

•
Service charges and other fee income – For the year ended December 31, 2012, service charges and other fee income increased $1.4 million compared to 2011 due to an increase in service charges on business accounts, debit card and credit card income, and overdraft fees, primarily due to the acquisition of FNBO.

•
Sale of other real estate – For the year ended December 31, 2012, we sold $48.8 million of other real estate for a gain of $2.2 million which included a gain of $0.1 million from other real estate not covered by loss share agreements and a gain of $2.1 million from other real estate covered by loss share agreements. In 2011, we sold $13.1 million of other real estate for a net gain of $0.9 million.

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

•
Change in FDIC loss share receivable– Income related to changes in the FDIC loss share receivable reduced noninterest income by $14.9 million in 2012 compared to $3.5 million in 2011. The decrease in income related to the FDIC loss share receivable was primarily due to amortization expense and loan pay offs in which the losses on the loans were less than expected offset with an increase in income due to the impact of provision expense.

•
Miscellaneous income– For the year ended December 31, 2012, Miscellaneous income rose $0.5 million, or 19%. The increase in Miscellaneous income is due to an increase in fees related to client swap transactions, as well as increased gains on the sale of mortgages.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Years ended December 31,			Change from
(in thousands)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Employee compensation and benefits	$47,278	$43,497	$36,839	$3,781	$6,658
Occupancy	5,661	5,393	5,001	268	392
Furniture and equipment	1,616	1,636	1,601	(20)	35
Data processing	4,137	3,454	3,159	683	295
FDIC and other insurance	3,244	3,491	4,119	(247)	(628)
Professional fees	4,876	5,120	3,138	(244)	1,982
Loan, legal and other real estate expense	4,496	6,732	10,703	(2,236)	(3,971)
FHLB prepayment penalty	2,590	—	—	2,590	—
Other	16,741	16,438	12,305	303	4,133
Total noninterest expense	$90,639	$85,761	$76,865	$4,878	$8,896

Comparison of 2013 and 2012
Noninterest expenses increased $4.9 million or 6% in 2013. The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2013 was 62.5% compared to 56.7% for 2012.

Employee compensation and benefits. Employee compensation and benefits increased $3.8 million, or 9%, over 2012. Employee compensation and benefits increased primarily due to higher variable and long-term incentive compensation from the Company's continued improved financial performance.

All other expense categories. All other expense categories increased $1.1 million, or 1%, over 2012. Significantly lower loan, legal and other real estate expenses and professional fees from improved credit quality, timing of reimbursements from the FDIC loss share arrangements, and the resolution of two significant legal cases were offset by the $2.6 million prepayment penalty on the redemption of $30.0 million of debt with the FHLB.

The Company expects noninterest expenses to be between $20 million and $22 million per quarter in 2014.

Comparison of 2012 and 2011
Noninterest expenses increased $8.9 million, or 12% in 2012. The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, for 2012 was 56.7% compared to 58.6% for 2011.

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

Higher professional, legal and consulting fees were primarily due to the restatement of our financial statements in 2012, as well as continued ongoing litigation defense costs. Higher amortization of intangibles is due to a full year of amortization of customer deposit intangibles associated with the FNBO acquisition. Increased other expenses are due to a variety of items, including higher accruals and included the $575,000 clawback liability recorded for estimated reimbursements to the FDIC at the end of our loss share agreements.

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

Income Taxes
In 2013, the Company recorded income tax expense of $17.0 million on pre-tax income of $50.1 million, resulting in an effective tax rate of 33.9%. The Company's effective tax rate was consistent with 2012, even with higher pre-tax income in 2013. This was due to changes in tax rates between years from benefits in state apportionment factors. The following items were included in Income tax expense and impacted the 2013 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $1.2 million.

•	decrease in the tax rate used for deferred tax assets of $0.3 million.

In 2012, the Company recorded income tax expense of $14.5 million on pre-tax income of $42.8 million, resulting in an effective tax rate of 33.9%. The following items were included in Income tax expense and impacted the 2012 effective tax rate:

•	interest income on tax exempt mortgages and municipal bonds of $0.9 million.

•	reversal of a $0.3 million state deferred tax asset valuation allowance

In 2011, the Company recorded income tax expense of $12.8 million on pre-tax income of $38.2 million, resulting in an effective tax rate of 33.5%. The following items were included in Income tax expense and impacted the 2011 effective tax rate:

•	the expiration of the statute of limitations for the 2007 tax year warranted the release of $0.3 million of reserves related to certain state tax positions;

FINANCIAL CONDITION

Comparison for December 31, 2013 and 2012
Total assets at December 31, 2013 were $3.2 billion compared to $3.3 billion at December 31, 2012, a decrease of 155.6 million, or 5%. During 2013, we intentionally reduced higher interest bearing deposits, and paid off higher interest bearing debt to lower our cost of funding. This was accomplished by reducing our investment portfolio and funding Portfolio Loan growth through pay-offs in our PCI loan book.

At December 31, 2013, Portfolio Loans totaled $2.1 billion, an increase of $31.3 million, or 1% from December 31, 2012. At December 31, 2013, PCI loans totaled $140.5 million, a decrease of $60.6 million, or 30%.

Securities available for sale were $434.6 million at December 31, 2013 compared to $640.2 million at December 31, 2012. As noted above, sales in our securities available for sale were utilized to fund the run-off in our interest-bearing deposits and pay for the $30.0 million of FHLB advances redeemed. It also allowed us to improve the mix of interest earning assets toward higher yielding loans.

At December 31, 2013, Other assets included $45.3 million of bank-owned life insurance and $39.4 million of deferred tax assets.

At December 31, 2013, deposits were $2.5 billion, a decrease of $123.9 million, or 5%, from $2.7 billion at December 31, 2012. The decrease in deposits was largely comprised of our money market and savings accounts, as well as our interest bearing transaction accounts as clients continue to move away from these products due to their historically low rates.

The Company significantly reduced its long-term debt by prepaying $30.0 million of its FHLB advances, converting $20.0 million of its trust preferred securities in EFSC Capital Trust VIII to common stock, and paying off a $2.5 million subordinated note with a 10% interest rate during 2013.

Other borrowings primarily consist of customer repurchase agreements and were $214.3 million at December 31, 2013, a $30.7 million or 13% decrease from December 31, 2012. The decrease was primarily due to the sale of certain customer repurchase accounts associated with our branch sales and closures in our Kansas City market.

Portfolio Loans
Portfolio loans (defined as all loans other than PCI loans) net of unearned loan fees and costs, increased $31.3 million, or 1%, during 2013. Commercial & Industrial loans increased $78.7 million, or 8%, during the year and represent 49% of the loan portfolio at December 31, 2013. The Company's lending strategy emphasizes commercial and industrial and commercial real estate loans to small and medium sized businesses and their owners in the St. Louis, Kansas City and Phoenix metropolitan markets.

A common underwriting policy is employed throughout the Company. Lending to small and medium sized businesses is riskier from a credit perspective than lending to larger companies, but the risk is appropriately considered with higher loan pricing and ancillary income from cash management activities. As additional risk mitigation, the Company will generally hold only $15 million or less of aggregate credit exposure (both direct and indirect) with one borrower, in spite of a legal lending limit of over $91 million. There are seven borrowing relationships where we have committed more than $10.0 million with the largest being a $15.0 million line of credit with minimal usage. For the $2.1 billion loan portfolio, the Company's average loan relationship size was just under $950,000, and the average note size is approximately $625,000.

The Company also buys and sells loan participations with other banks to help manage its credit concentration risk. At December 31, 2013, the Company had purchased loan participations of $176.2 million ($108.1 million outstanding) and had sold loan participations of $424.5 million ($357.9 million outstanding). Approximately 76 borrowers make up the participations purchased, with an average outstanding loan balance of $1.4 million. Twelve relationships, or $66.5 million of the $108.1 million in participations purchased, met the definition of a “Shared National Credit.” None of the relationships were considered out of our markets.

The following table sets forth the composition of the Company's loan portfolio by type of loans as reported in the quarterly Federal Financial Institutions Examination Council Report of Condition and Income (“Call report”) at the dates indicated.

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Commercial and industrial	$1,041,576	$962,884	$763,202	$593,938	$553,988
Real Estate:
Commercial	779,319	819,709	811,570	776,268	817,332
Construction and land development	117,032	160,911	140,147	190,285	221,397
Residential	158,527	145,558	171,034	189,484	209,743
Consumer and other	40,859	16,977	11,121	16,376	16,021
Total Portfolio loans	$2,137,313	$2,106,039	$1,897,074	$1,766,351	$1,818,481

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Commercial and industrial	48.7%	45.7%	40.2%	33.6%	30.5%
Real Estate:
Commercial	36.5%	38.9%	42.8%	43.9%	44.9%
Construction and land development	5.5%	7.6%	7.4%	10.8%	12.2%
Residential	7.4%	6.9%	9.0%	10.7%	11.5%
Consumer and other	1.9%	0.9%	0.6%	1.0%	0.9%
Total Portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

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

Approximately $316.6 million, or 41%, of the commercial real estate loans were owner-occupied by commercial and industrial businesses where the primary source of repayment is dependent on sources other than the underlying collateral. Multifamily properties and other commercial properties on which income from the property is the primary source of repayment represent the balance of this category. The majority of this category of loans is secured by commercial and multi-family properties located within our St. Louis and Kansas City markets. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company's loan to value guidelines, and generally require either the limited or full guaranty of principal sponsors of the credit.

Real estate construction loans, relating to residential and commercial properties, represent financing secured by raw ground or real estate under development for eventual sale. Approximately $27.9 million of these loans include the use of interest reserves and follow standard underwriting guidelines. Construction projects are monitored by the officer and a centralized independent loan disbursement function is employed.

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

Following is a further breakdown of our loan categories using Call report codes at December 31, 2013 and 2012:

	% of portfolio
	2013			2012
	Portfolio Loans	Purchase Credit Impaired Loans	Total Loans	Portfolio Loans	Purchase Credit Impaired Loans	Total Loans
Real Estate:
Construction & Land Development	5%	10%	6%	8%	15%	8%

Commercial Owner Occupied
Commercial & Industrial	15%	17%	15%	15%	19%	15%
Other	1%	6%	1%	1%	4%	1%
Total	16%	23%	16%	16%	23%	16%

Commercial Investor Owned
Retail	6%	19%	7%	7%	16%	8%
Commercial Office	7%	6%	7%	7%	5%	7%
Multi-Family Housing	3%	1%	2%	3%	2%	3%
Churches/ Schools/ Nursing Homes/ Other	2%	1%	2%	3%	2%	3%
Industrial/ Warehouse	3%	7%	3%	3%	4%	3%
Total	21%	34%	21%	23%	29%	24%

Residential:
Owner Occupied	5%	18%	6%	4%	16%	5%
Investor Owned	2%	7%	3%	2%	5%	3%
Total	7%	25%	9%	6%	21%	8%

Total Real Estate	49%	92%	52%	53%	88%	56%

Non Real Estate
Commercial & Industrial	49%	7%	46%	46%	11%	43%
Consumer & Other	2%	1%	2%	1%	1%	1%
Total Non Real Estate	51%	8%	48%	47%	12%	44%
Total	100%	100%	100%	100%	100%	100%

The following descriptions focus on the Portfolio loans and exclude PCI loans.

The Construction and Land Development category represents $117.0 million, or 5%, of the total loan portfolio. Within that category, there was $6.9 million of loans secured by raw ground, $69.1 million of commercial construction, and $41.0 million of residential construction.

The Commercial construction component of the portfolio consisted of approximately 23 loan relationships with an average outstanding loan balance of $2.2 million. The largest loans were a $9.1 million line of credit and an $8.0 million term loan both secured by commercially zoned land in St. Louis.

The Residential construction component of the portfolio consisted of single family housing development properties primarily in our St. Louis and Kansas City markets. There were approximately 56 loan relationships in this category with an average outstanding loan balance of $0.5 million. The largest loans were a $2.9 million loan secured by a residential development in the Kansas City market, and a $2.4 line of credit secured by a residential development in the St. Louis market.

The largest segments of the non-owner occupied components of the commercial real estate portfolio are retail and commercial office permanent loans.

At December 31, 2013, the Company had $89.0 million of non-owner occupied permanent loans secured by retail properties. There were approximately 43 loan relationships in this category with an average outstanding loan balance of $2.1 million. The largest loans outstanding at year-end were a $8.5 million loan secured by a hotel in St. Louis, a $7.0 million loan secured by various retail properties in Kansas City, and a $6.5 million loan secured by a hotel in Arizona.

At December 31, 2013, the Company had $141.1 million of non-owner occupied permanent loans secured by commercial office properties. There were approximately 53 loan relationships with an average outstanding loan balance of $2.0 million. The largest loans outstanding at year end were an $8.3 million loan secured by a single tenant office building in Kansas City, a $7.5 million loan secured by a medical office building in the St. Louis region, and a $7.0 million loan secured by a multi-tenant office building in St. Louis city.

Factors that are critical to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, early identification of potential problems, an adequate allowance for loan losses, and sound non-accrual and charge-off policies.

Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2013, no significant concentrations exceeding 10% of total loans existed in the Company's loan portfolio, except as described above.

Loans at December 31, 2013 mature or reprice as follows:

	Loans Maturing or Repricing
(in thousands)	In One Year or Less	After One Through Five Years	After Five Years	Total	Percent of Total Loans
Fixed Rate Loans (1) (2)
Commercial and industrial	$67,909	$146,040	$5,145	$219,094	10%
Real estate:
Commercial	93,422	316,316	17,735	427,473	19%
Construction and land development	48,304	9,589	910	58,803	3%
Residential	30,554	43,946	4,380	78,880	3%
Consumer and other	5,505	16,052	—	21,557	1%
Purchase credit impaired loans	43,214	33,127	2,082	78,423	3%
Total	$288,908	$565,070	$30,252	$884,230	39%
Variable Rate Loans (1) (2)
Commercial and industrial	$437,198	$336,710	$48,575	$822,483	36%
Real estate:
Commercial	78,824	151,964	121,057	351,845	15%
Construction and land development	31,509	20,794	5,926	58,229	3%
Residential	18,041	15,943	45,663	79,647	3%
Consumer and other	18,251	436	615	19,302	1%
Purchase credit impaired loans	18,621	22,087	21,407	62,115	3%
Total	$602,444	$547,934	$243,243	$1,393,621	61%
Loans (1) (2)
Commercial and industrial	$505,107	$482,750	$53,720	$1,041,577	46%
Real estate:
Commercial	172,246	468,280	138,792	779,318	34%
Construction and land development	79,813	30,383	6,836	117,032	5%
Residential	48,595	59,889	50,043	158,527	7%
Consumer and other	23,756	16,488	615	40,859	2%
Portfolio credit impaired loans	61,835	55,214	23,489	140,538	6%
Total	$891,352	$1,113,004	$273,495	$2,277,851	100%
(1) Loan balances are net of unearned loan and costs.
(2) Not adjusted for impact of interest rate swap agreements.

Fixed rate loans comprise approximately 39% of the loan portfolio at December 31, 2013. Variable rate loans are based on the prime rate or the London Interbank Offered Rate (“LIBOR”). The Bank's “prime rate” has been 4.00% since late 2008 when the Federal Reserve lowered the targeted Fed Funds rate to 0.25%. Some of the variable rate loans also use the “Wall Street Journal Prime Rate” which has been 3.25% since late 2008. Most loan originations have one to three year maturities. While the loan relationship has a much longer life, the shorter maturities allow the Company to revisit the underwriting and pricing on each relationship periodically. Management monitors this mix as part of its interest rate risk management. See Interest Rate Risk section.

Of the $172.2 million of commercial real estate loans maturing in one year or less, $120.6 million, or 70%, represents loans secured by non-owner occupied commercial properties.

Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	At December 31,
(in thousands)	2013	2012	2011	2010	2009
Allowance at beginning of period, for portfolio loans	$34,330	$37,989	$42,759	$42,995	$33,808
Release of allowance related to loan participations sold	—	—	—	—	(1,383)
Loans charged off:
Commercial and industrial	(3,404)	(3,233)	(5,488)	(3,865)	(3,663)
Real estate:
Commercial	(4,991)	(6,054)	(2,429)	(15,482)	(5,710)
Construction and Land Development	(896)	(4,384)	(10,627)	(12,148)	(15,086)
Residential	(1,053)	(1,605)	(1,613)	(4,391)	(5,931)
Consumer and other	(34)	—	(5)	(274)	(42)
Total loans charged off	(10,378)	(15,276)	(20,162)	(36,160)	(30,432)
Recoveries of loans previously charged off:
Commercial and industrial	1,776	578	583	157	62
Real estate:
Commercial	776	134	729	1,001	66
Construction and Land Development	488	695	415	314	28
Residential	939	1,451	303	536	422
Consumer and other	—	2	62	181	12
Total recoveries of loans	3,979	2,860	2,092	2,189	590
Net loan chargeoffs	(6,399)	(12,416)	(18,070)	(33,971)	(29,842)
Provision for loan losses	(642)	8,757	13,300	33,735	40,412
Allowance at end of period, for portfolio loans	$27,289	$34,330	$37,989	$42,759	$42,995

Allowance at beginning of period, for purchase credit impaired loans	$11,547	$1,635	$—	$—	$—
Loans charged off	(522)	(3,823)	(1,168)	—	—
Recoveries of loans	114	27	—	—	—
Other	(675)	(325)	—	—	—
Net loan chargeoffs	(1,083)	(4,121)	(1,168)	—	—
Provision for loan losses	4,974	14,033	2,803	—	—
Allowance at end of period, for purchase credit impaired loans	$15,438	$11,547	$1,635	$—	$—

Total Allowance at end of period	$42,727	$45,877	$39,624	$42,759	$42,995

Excludes purchase credit impaired loans
Average loans	$2,097,920	$1,953,427	$1,819,536	$1,782,023	$2,097,028
Total portfolio loans	2,137,313	2,106,039	1,897,074	1,766,351	1,818,481
Net chargeoffs to average loans	0.31%	0.64%	0.99%	1.91%	1.42%
Allowance for loan losses to loans	1.28	1.63	2.00	2.42	2.36

The following table is a summary of the allocation of the allowance for loan losses on Portfolio loans for the five years ended December 31, 2013:

	December 31,
	2013		2012		2011		2010		2009
(in thousands)	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans	Allowance	Percent by Category to Total Portfolio Loans
Commercial and industrial	$12,246	48.7%	$10,064	45.7%	$11,945	40.2%	$12,727	33.6%	$9,715	30.5%
Real estate:
Commercial	10,696	36.5%	14,595	38.9%	13,048	42.8%	10,689	43.9%	19,600	44.9%
Construction and land development	2,136	5.5%	5,239	7.7%	5,847	7.4%	8,407	10.8%	4,289	12.2%
Residential	2,019	7.4%	2,026	6.9%	3,931	9.0%	5,485	10.7%	3,859	11.5%
Consumer and other	192	1.9%	31	0.8%	14	0.6%	93	1.0%	45	0.9%
Unallocated	—		2,375		3,204		5,358		5,487
Total allowance	$27,289	100.0%	$34,330	100.0%	$37,989	100.0%	$42,759	100.0%	$42,995	100.0%

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

Nonperforming loans exclude credit-impaired loans acquired in FDIC-assisted transactions. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. See Item 8, Note 7 - Purchase Credit Impaired Loans for more information on these loans.

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

Loans past due 90 days or more but still accruing interest are also generally included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2013, we did not have any loans past due greater than 90 days and not included in nonperforming loans.

The Company's nonperforming loans meet the definition of “impaired loans” in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). As of December 31, 2013, 2012, and 2011, the Company had 20, 40, and 41 impaired loan relationships, respectively.

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Non-accrual loans	$20,163	$37,287	$30,885	$38,477	$37,441
Loans past due 90 days or more and still accruing interest	—	—	755	—	—
Restructured loans	677	1,440	9,982	7,880	1,099
Total nonperforming loans	20,840	38,727	41,622	46,357	38,540
Foreclosed property (1)	7,576	9,327	17,217	25,373	22,918
Other bank owned assets	—	—	—	850	—
Total nonperforming assets (1)	$28,416	$48,054	$58,839	$72,580	$61,458

Excludes assets covered under FDIC loss share
Total assets (1)	$3,170,197	$3,325,786	$3,377,779	$2,800,199	$2,365,655
Total portfolio loans	2,137,313	2,106,039	1,897,074	1,766,351	1,818,481
Total loans plus foreclosed property	2,144,889	2,115,366	1,914,291	1,792,574	1,841,399
Nonperforming loans to total loans	0.98%	1.84%	2.19%	2.62%	2.12%
Nonperforming assets to total loans plus foreclosed property	1.32	2.27	3.07	4.05	3.34
Nonperforming assets to total assets (1)	0.90	1.44	1.74	2.59	2.60

Allowance for loans not covered under FDIC loss share to nonperforming loans	131%	89%	91%	92%	112%

(1)	Excludes purchase credit impaired loans and assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans
Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 7 – Purchase Credit Impaired Loans for more information on these loans.

Nonperforming loans at December 31, 2013 and 2012 based on Call Report codes were as follows:

(in thousands)	2013		2012
Construction and Land Development	$9,484	45%	$4,695	12%
Commercial Real Estate	7,417	36%	22,534	58%
Residential Real Estate	559	3%	2,564	7%
Commercial & Industrial	3,380	16%	8,934	23%
Consumer & Other	—	—%	—	—%
Total	$20,840	100%	$38,727	100%

The following table summarizes the changes in nonperforming loans by quarter for 2013 and 2012.

	2013
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total year
Nonperforming loans beginning of period	$24,169	$25,948	$32,222	$38,727	$38,727
Additions to nonaccrual loans	4,417	9,765	3,393	4,590	22,165
Additions to restructured loans	677	—	—	—	677
Chargeoffs	(2,332)	(2,514)	(752)	(4,780)	(10,378)
Other principal reductions	(2,046)	(3,650)	(2,664)	(6,115)	(14,475)
Moved to Other real estate	(101)	(5,257)	(2,179)	(225)	(7,762)
Moved to performing	(3,944)	(123)	(2,229)	(1,818)	(8,114)
Loans past due 90 days or more and still accruing interest	—	—	(1,843)	1,843	—
Nonperforming loans end of period	$20,840	$24,169	$25,948	$32,222	$20,840

	2012
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total year
Nonperforming loans beginning of period	$32,058	$40,555	$47,184	$41,622	$41,622
Additions to nonaccrual loans	27,741	9,336	1,073	12,110	50,260
Additions to restructured loans	74	415	243	4,365	5,097
Chargeoffs	(6,597)	(3,974)	(1,971)	(2,734)	(15,276)
Other principal reductions	(8,272)	(9,786)	(4,612)	(3,608)	(26,278)
Moved to Other real estate	(4,874)	(4,488)	(1,059)	(3,816)	(14,237)
Moved to performing	(1,403)	—	(303)	—	(1,706)
Loans past due 90 days or more and still accruing interest	—	—	—	(755)	(755)
Nonperforming loans end of period	$38,727	$32,058	$40,555	$47,184	$38,727

At December 31, 2013, the nonperforming loans are comprised of approximately 20 relationships with the largest being a $3.2 million Commercial and Industrial loan. Five relationships comprise 61% of the nonperforming loans. Approximately 50% were located in the St. Louis market, 45% of the nonperforming loans were located in the Kansas City market, and 5% were located in the Arizona market. At December 31, 2013, there was one performing restructured loan that was excluded from nonperforming loans in the amount of $0.6 million. Nonperforming loans represented 0.98% of Portfolio loans at December 31, 2013, versus 1.84% at December 31, 2012.

At December 31, 2012, the nonperforming loans were comprised of approximately 40 relationships with the largest being a $4.7 million Commercial Real Estate loan. Five relationships comprise 51% of the nonperforming loans. Approximately 39% were located in the St. Louis market, 36% of the nonperforming loans were located in the Kansas City market, and 25% were located in the Arizona market. At December 31, 2012, there were no performing restructured loans that have been excluded from the nonperforming loan amounts.

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

Other real estate
Other real estate at December 31, 2013, was $23.3 million, compared to $26.5 million at December 31, 2012. Approximately 67% of total Other real estate, or $15.7 million, is covered by FDIC shared-loss agreements.

At December 31, 2013, Other real estate was comprised of 36% residential lots, 7% completed homes, and 57% commercial real estate. Of the total Other real estate, 74%, or 39 properties, are located in the Kansas City region, 13%, or 10 properties, are located in the St. Louis region and 13%, or 7 properties, are located in the Arizona region. All Arizona Other real estate properties and 27 properties, or $12.7 million, of the Kansas City Other real estate are covered under FDIC loss share. None of the St. Louis region properties are covered under FDIC loss share agreements.

The following table summarizes the changes in Other real estate by quarter for 2013 and 2012.

	2013
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$28,125	$25,363	$24,807	$26,500	$26,500
Additions and expenses capitalized to prepare property for sale	188	5,257	2,179	225	7,849
Additions from FDIC assisted transactions	1,319	4,951	5,135	3,369	14,774
Writedowns in value	(698)	(741)	(977)	(1,080)	(3,496)
Sales	(5,682)	(6,705)	(5,781)	(4,207)	(22,375)
Other real estate end of period	$23,252	$28,125	$25,363	$24,807	$23,252

	2012
(in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Total Year
Other real estate beginning of period	$31,359	$37,275	$45,380	$53,688	$53,688
Additions and expenses capitalized to prepare property for sale	4,874	4,488	2,109	3,816	15,287
Additions from FDIC assisted transactions	1,811	1,830	4,234	3,322	11,197
Writedowns in fair value	(1,149)	(620)	(1,012)	(2,052)	(4,833)
Sales	(10,395)	(11,614)	(13,436)	(13,394)	(48,839)
Other real estate end of period	$26,500	$31,359	$37,275	$45,380	$26,500

The writedowns in fair value were recorded in Loan legal and other real estate expense based on current market activity shown in the appraisals. In addition, for the year ended December 31, 2013, the Company realized a net gain of $3.4 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Potential problem loans
Potential problem loans, which are not included in nonperforming loans, amounted to approximately $57.6 million, or 2.59% of total Portfolio loans outstanding at December 31, 2013, compared to $63.2 million, or 2.95% of total Portfolio loans outstanding at December 31, 2012. Potential problem loans represent those loans where payment of principal and interest is up-to-date and the loans are therefore, fully performing, but where some doubts exist as to the borrower's ability to continue to comply with present repayment terms. Potential problem loans include companies that are characterized by significant losses and sustained downward trends in financial performance have been identified.

Investments
At December 31, 2013, our portfolio of Securities available for sale was $434.6 million or 14% of total assets. This portfolio is primarily comprised of agency mortgage-backed securities and obligations of U.S. Government- sponsored enterprises.

Our Other investments, at cost, primarily consist of the FHLB capital stock, common stock investments related to our trust preferred securities and other private equity investments. At December 31, 2013, of the $6.7 million in FHLB capital stock, $4.0 million is required for FHLB membership and $2.0 million is required to support our outstanding advances. Historically, it has been the FHLB's practice to automatically repurchase activity-based stock that became excess because of a member's reduction in advances. The FHLB has the discretion, but is not required, to repurchase any shares that a member is not required to hold.

The table below sets forth the carrying value of investment securities held by the Company at the dates indicated:

	December 31,
	2013		2012		2011
(in thousands)	Amount	%	Amount	%	Amount	%
Obligations of U.S. Government sponsored enterprises	93,530	20.9%	152,368	23.3%	126,917	20.9%
Obligations of states and political subdivisions	48,943	10.9%	53,003	8.1%	39,837	6.6%
Agency mortgage-backed securities	292,114	65.4%	434,841	66.4%	426,428	70.1%
FHLB capital stock	6,711	1.5%	8,885	1.4%	9,588	1.6%
Other investments	5,894	1.3%	5,409	0.8%	4,938	0.8%
Total	$447,192	100.0%	$654,506	100.0%	$607,708	100.0%

The Company had no securities classified as trading at December 31, 2013, 2012, or 2011.

The following table summarizes expected maturity and tax equivalent yield information on the investment portfolio at December 31, 2013:

	Within 1 year		1 to 5 years		5 to 10 years		Over 10 years		No Stated Maturity		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. Government-sponsored enterprises	—	—%	93,530	1.17%	—	—%	—	—%	—	—%	93,530	1.17%
Obligations of states and political subdivisions	893	3.17%	15,052	4.07%	20,387	4.24%	12,611	2.97%	—	—%	48,943	3.84%
Agency mortgage-backed securities	1,494	1.90%	125,000	2.37%	113,363	2.42%	52,257	2.50%	—	—%	292,114	2.41%
FHLB capital stock	—	—%	—	—%	—	—%	—	—%	6,711	3.71%	6,711	3.71%
Other investments	—	—%	—	—%	—	—%	—	—%	5,894	1.95%	5,894	1.95%
Total	$2,387	2.38%	$233,582	2.00%	$133,750	2.70%	$64,868	2.59%	$12,605	2.89%	$447,192	2.32%

Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 39%. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without prepayment penalties.

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

Loss Share Expiration Summary

The following table presents a summary of the expiration dates of our loss share coverage under our FDIC agreements, along with the Covered Asset balances per bank at December 31, 2013:

(in thousands)	Expiration Date		Covered Assets
	NSF*	SF**	NSF*	SF**
Valley Capital	December 2014	December 2019	$2,367	$547
Home National	July 2015	July 2020	35,873	3,788
Legacy	January 2016	January 2021	10,055	9,671
FNBO	August 2016	August 2021	51,665	8,554
			$99,960	$22,560

*NSF represents non-single family loans covered under FDIC loss share arrangements.
**SF represents single family loans covered under FDIC loss share arrangements.

As of December 31, 2013, $2.6 million of the Company's PCI loans acquired in its FDIC assisted acquisitions were not covered under loss sharing agreements. The Company has an estimated $53.5 million of accretable yield and $87.4 million of non-accretable difference remaining on loans acquired in FDIC assisted acquisitions as of December 31, 2013.

Deposits
The following table shows, for the periods indicated, the average annual amount and the average rate paid by type of deposit:

	For the year ended December 31,
	2013		2012		2011
(in thousands)	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate
Interest-bearing transaction accounts	$232,010	0.20%	$257,193	0.28%	$212,257	0.38%
Money market accounts	939,857	0.33%	1,026,444	0.46%	997,415	0.80%
Savings accounts	88,633	0.25%	70,470	0.39%	27,106	0.41%
Certificates of deposit	578,562	1.27%	675,224	1.44%	847,057	1.50%
	1,839,062	0.61%	2,029,331	0.76%	2,083,835	1.04%
Noninterest-bearing demand deposits	614,413	—%	627,197	—%	494,609	—%
	$2,453,475	0.45%	$2,656,528	0.58%	$2,578,444	0.84%

The Bank continued to lower its cost of deposits in 2013 including an improvement in its overall mix by lowering its certificates of deposits. The year over year decrease in average deposits was seen in all areas except Saving accounts and was due to the Company's overall initiative to lower its cost of funds. As deposit rates continued to decline, the Bank positioned its pricing strategy to favor adjustable rate transaction accounts over longer term time deposits. The result was to lower the percentage of time deposits and better position the bank for a prolonged low rate cycle.
Brokered certificates of deposits at December 31, 2013 were $139.5 million, or 6%, of total deposits compared to $94.5 million, or 4%, at December 31, 2012. Noninterest-bearing demand deposits represented 26% of total deposits at December 31, 2013 and 2012. Maturities of certificates of deposit of $100,000 or more were as follows as of December 31, 2013:

(in thousands)	Total
Three months or less	$58,653
Over three through six months	92,685
Over six through twelve months	132,086
Over twelve months	192,120
Total	$475,544

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

For the year ended December 31, 2013, net cash provided by operating activities was $8.1 million less than 2012. The decrease in cash was primarily due to higher non-cash operating expenses in 2012. Net cash provided in investing activities was $176.1 million in 2013 versus net cash used of $6.3 million for 2012. The significant increase in 2013 was due to proceeds from investment sales, as well as an overall decrease in loan balances in 2013. This was offset by the $67.5 million net cash paid related to the sale and closure of 4 branches in the Company's Kansas City market. Net cash used in financing activities was $111.2 million in 2013, versus $102.9 million in 2012. The change in cash provided by financing activities was primarily due to increased pay downs of our FHLB advances and other borrowings, offset by less contraction in our interest-bearing deposit accounts as well as the TARP repurchase in 2012.

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

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. As of December 31, 2013 and 2012 the Company had $10.5 million and $11.7 million, respectively, outstanding on the Term Loan. The Term Loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company believes it was in compliance with all relevant covenants under the Term Loan at December 31, 2013.

Periodically, management of the Bank will provide a dividend to supplement the parent company's liquidity. This included a $10.0 million in the fourth quarter of 2013 and a $15.0 million dividend during the fourth quarter of 2012. The 2012 dividend was ultimately used to repurchase the Series A Preferred from the U.S. Treasury. Management currently believes the current level of cash at the holding company of approximately $16.0 million will be sufficient to meet all projected cash needs for at least the next year.

As of December 31, 2013, the Company had $62.6 million of outstanding subordinated debentures as part of nine Trust Preferred Securities Pools. These securities are classified as debt but are included in regulatory capital and the related interest expense is tax-deductible, which makes them an attractive source of funding. On August 15, 2013, the Company converted $20.0 million, 9% coupon, trust preferred securities from EFSC Capital Trust VIII to common stock at the election of one of the holders. As a result of the transaction the Company reduced its long-term debt by $20.0 million and issued an aggregate of 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as inducement for the holder's election. The inducement resulted in a $0.4 million, one-time, non-cash expense recorded in Other noninterest expense during the third quarter of 2013.

Regulations recently finalized by the Federal Reserve Board to implement the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain Tier 1 capital status.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity
The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at December 31, 2013, the Bank could borrow an additional $235.5 million from the FHLB of Des Moines under blanket loan pledges and has an additional $607.0 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million. On December 30, 2013, the Company prepaid $30.0 million of debt with the Federal Home Loan Bank with a weighted average interest rate of 4.09% and a maturity of 3 years and incurred a prepayment penalty of $2.6 million. These transactions are expected to further reduce our cost of interest bearing liabilities in future periods and will help mitigate net interest margin compression.

Investment securities are another important tool to the Bank's liquidity objectives. Of the $434.6 million of the securities available for sale at December 31, 2013, $270.1 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $164.5 million could be pledged or sold to enhance liquidity, if necessary.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $848.8 million in unused commitments as of December 31, 2013. While this commitment level would exhaust the majority the Company's current liquidity resources, the nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of December 31, 2013, and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at December 31, 2013, 2012, and 2011. Refer to Item 8 - Note 16 Regulatory Matters for a summary of our risk-based capital and leverage ratios.

The Company's tangible common equity ratio was 7.78% at December 31, 2013 compared to 6.02% and 4.99% at December 31, 2012 and 2011, respectively. The Company's Tier 1 common equity ratio was 10.08% at December 31, 2013 compared to 7.70% and 7.32% at December 31, 2012 and 2011. The significant increase in tangible common equity and Tier 1 common equity ratios as compared to the prior year periods is due to an increase in capital from net income and the conversion of $20 million of trust preferred securities to common equity.

The Company believes the tangible common equity and Tier 1 common equity rations are important measures of capital strength even though they are considered to be non-GAAP measures. The tables further within MD&A reconcile these ratios to U.S. GAAP.

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

Interest Rate Risk
Our interest rate sensitivity management seeks to avoid fluctuating interest margins to provide for consistent growth of net interest income through periods of changing interest rates. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. We attempt to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing in similar time horizons in order to minimize or eliminate any impact from market interest rate changes. In order to measure earnings sensitivity to changing rates, the Company uses an earnings simulation model.

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 400 basis point parallel rate shock through the use of simulation modeling. The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	+ 10.0%
+ 200 bp	+ 6.4%
+ 100 bp	+ 2.7%
- 100 bp	- 1.3%

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At December 31, 2013, the Company had $23.8 million in notional amount of outstanding interest rate caps, respectively, to help manage interest rate risk. Derivative financial instruments are also discussed in Item 8, Note 8 - Derivative Financial Instruments.

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

The required contractual obligations and other commitments, excluding any contractual interest(1), at December 31, 2013 were as follows:

(in thousands)	Total	Less Than 1 Year	Over 1 Year Less than 3 Years	Over 3 Years Less than 5 Years	Over 5 Years
Operating leases	18,057	2,570	4,780	3,940	6,767
Certificates of deposit	632,915	375,151	205,434	52,328	2
Subordinated debentures	62,581	—	—	—	62,581
Federal Home Loan Bank advances	50,000	—	—	50,000	—
Notes payable	10,500	1,200	9,300	—	—
Commitments to extend credit	804,420	569,921	141,994	60,349	32,156
Commitments - state tax credits	4,050	225	3,825	—	—
Standby letters of credit	44,376	44,376	—	—	—
Private equity funds (2)	6,069	—	6,069	—	—

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

As of December 31, 2013, we had liabilities associated with uncertain tax positions of $0.8 million. The table above does not include these liabilities due to the high degree of uncertainty regarding the future cash flows associated with these amounts.

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

CRITICAL ACCOUNTING POLICIES

The following accounting policies are considered most critical to the understanding of the Company's financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Item 8, Note 1 - Summary of Significant Accounting Policies.

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

Allowance for Loan Losses
The Company maintains an allowance for loan losses (“the allowance”), which is management's estimate of probable, inherent losses in the outstanding loan portfolio. The allowance is based on management's continuing review and evaluation of the loan portfolio. The review and evaluation combines several factors including: consideration of past loan loss experience; trends in past due and nonperforming loans; changes in lending policies and procedures; existing business and economic conditions; the fair value of underlying collateral; changes in the nature and volume of the Company's loan portfolio; changes in the lending department of the Company; volume and severity of past due loans; the quality of the loan review system; concentrations of credit and other qualitative and other factors which affect probable credit losses. Because current economic conditions can change and are difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

In determining the allowance and the related provision for loan losses for Portfolio Loans, three principal elements are considered:

1)	specific allocations based upon probable losses identified during a quarterly review of the loan portfolio,

2)	allocations based principally on the Company's risk rating formulas, and

3)	a qualitative adjustment based on other economic, environmental and portfolio factors.

The first element reflects management's estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon discounted cash flows as estimated and used to assign loss or collateral exposure, if they are collateral dependent for collection.

The second element reflects the application of our loan rating system. Loans are rated and assigned a loss allocation factor for each category that is based on a loss migration analysis using the Company's loss experience over the last 3 years. The higher the rating assigned to a loan, the greater the loss allocation percentage that is applied. This element also incorporates an estimate of the loss emergence period. The process is an estimate and is therefore imprecise. As an example, the loss emergence period is the time between when a credit event occurs and the charge-off of a loan. If our estimate of the loss emergence period would have been increased/decreased by one quarter, it would have resulted in a $1.5 million increase and $1.4 million decrease, respectively, in our allowance at December 31, 2013.

The qualitative adjustment is based on management's evaluation of conditions that are not directly reflected in the loss migration analysis and/or specific reserve. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits. The conditions evaluated in connection with the qualitative or environmental adjustment include the following:

•	changes in lending policies and procedures;

•	changes in business and economic conditions;

•	changes in the nature and volume of our loan portfolio;

•	changes in our lending department;

•	changes in volume and/or severity of past due loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral related to loans;

•	existence and effect of concentrations of credit within our loan portfolio; and

•	other external factors such as asset quality trends (including trends in nonperforming loans expected to result from existing conditions), related allowance metrics of our peers

Executive management reviews these conditions quarterly by portfolio segment based on discussion with our lending staff. Management then assigns a specified number of basis points of allowance to each factor above by portfolio segment. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment.

The allocation of the allowance for loan losses by loan category is a result of the analysis above. The allocation methodology applied by the Company focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category.

Management believes that the allowance for loan losses is adequate at December 31, 2013.

Loans Acquired Through Transfer
Loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable. Acquired loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The Company aggregates individual loans with common risk characteristics into pools of loans. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount with differences in actual results reflected in interest income.

Acquired impaired loans are generally considered accruing and performing as the loans accrete income over the estimated life of the loan, in circumstances where cash flows are reasonably estimable by management. Accordingly, acquired impaired loans that could be contractually past due could be considered to be accruing and performing. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimable.

Allowance for Loan Losses on Purchase Credit Impaired Acquired Loans
The Company updates its cash flow projections for purchase credit-impaired loans, including loans acquired from the FDIC, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current performance at the measurement date. Loss severity factors are based upon industry data and historical experience.

Any decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording an impairment in allowance for loan losses through a provision for loan losses. For loans covered by FDIC loss share, the FDIC loss share receivable is increased to reflect future cash to be received from the FDIC. The amount of the increase is recorded in noninterest income and is determined based on the specific loss share agreement, but is generally 80% of the losses. See Loans Acquired Through Transfer above for further discussion. Any increase in expected future cash flows due to a decrease in expected credit losses will reverse previously recorded impairment, if any, and add to the accretable yield on the loan pool, prospectively. In addition the accretion of the FDIC loss share receivable will decrease prospectively over the remaining life. Increases and decreases to the FDIC loss share receivable are recorded as adjustments to noninterest income.

Goodwill and Other Intangible Assets
Our goodwill impairment test is completed in the fourth quarter each year or whenever events or changes in circumstances indicate that the Company may not be able to recover the goodwill, or intangible assets, respective carrying amount. In 2013, we performed a qualitative ("Step 0") assessment to determine if our goodwill was impaired. The qualitative assessment involved the examination of changes that have occurred since our last quantitative ("Step 1") goodwill impairment test took place including macroeconomic conditions, industry and market conditions, overall financial performance, changes in management and other key personnel, changes in our reporting units, and changes in the share price of the Company's common stock. Based on the Step 0 assessment, Management believes it is probable that its goodwill is not impaired.

Goodwill is evaluated for impairment at the reporting unit level. Reporting units are defined as the same level as, or one level below, an operating segment. An operating segment is a component of a business for which separate financial information is available that management regularly evaluates in deciding how to allocate resources and assess performance. The Company's reporting units are Banking and Wealth Management operations of Enterprise Bank & Trust. At December 31, 2013 and 2012, the Banking and Wealth Management reporting units had $30.3 million and zero goodwill, respectively.

Businesses must identify potential impairments by performing the qualitative assessment noted above or when a formal test is required comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment does not occur as long as it is probable an impairment has not occurred under the Step 0 assessment or the fair value of the unit is greater than its carrying value under the Step 1 assessment. The second step ("Step 2") of the impairment test is only required if the carrying value of the reporting unit is greater than its fair value as determined in Step 1. Step 2 of the test compares the implied fair market value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

The 2013 annual impairment evaluation of goodwill and intangible balances did not identify any impairment.

Deferred Tax Assets and Liabilities
The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are reduced if necessary, by a deferred tax asset valuation allowance. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, we would adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that the determination is made. Likewise, we would reverse the valuation allowance when realization of the deferred tax asset is expected. At December 31, 2013, the Company did not have any valuation allowances for federal or state income taxes.

Effects of New Accounting Pronouncements
See Item 8, Note 24 - New Authoritative Accounting Guidance for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Use of Non-GAAP Financial Measures:
The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") in the U.S. and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as Core net interest margin, tangible common equity ratio and Tier 1 common equity ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a measure of a company's financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.

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

Net Interest Margin to Core Net Interest Margin

(In thousands)	Twelve months ended December 31,
	2013	2012	2011
Net interest income (fully tax equivalent)	$137,375	$143,795	$113,991
Less: Incremental accretion income	(35,347)	(39,921)	(17,582)
Core net interest income	$102,028	$103,874	$96,409

Average earning assets	$2,875,765	$2,909,532	$2,766,241
Reported net interest margin	4.78%	4.94%	4.12%
Core net interest margin	3.55%	3.57%	3.49%

Tangible common equity ratio

	For the years ended December 31,
(In thousands)	2013	2012	2011
Total shareholders' equity	$279,705	$235,745	$239,565
Less: Preferred stock	—	—	(33,293)
Less: Goodwill	(30,334)	(30,334)	(30,334)
Less: Intangible assets	(5,418)	(7,406)	(9,285)
Tangible common equity	$243,953	$198,005	$166,653

Total assets	$3,170,197	$3,325,786	$3,377,779
Less: Goodwill	(30,334)	(30,334)	(30,334)
Less: Intangible assets	(5,418)	(7,406)	(9,285)
Tangible assets	$3,134,445	$3,288,046	$3,338,160

Tangible common equity to tangible assets	7.78%	6.02%	4.99%

Tier 1 common equity ratio

	For the years ended December 31,
(In thousands)	2013	2012	2011
Total shareholders' equity	$279,705	$235,745	$239,565
Less: Goodwill	(30,334)	(30,334)	(30,334)
Less: Intangible assets	(5,418)	(7,406)	(9,285)
Less: Unrealized gains; Plus Unrealized losses	4,380	(7,790)	(3,602)
Plus: Qualifying trust preferred securities	60,100	78,600	79,874
Other	57	55	57
Tier 1 capital	$308,490	$268,870	$276,275
Less: Preferred stock	—	—	(33,293)
Less: Qualifying trust preferred securities	(60,100)	(78,600)	(79,874)
Tier 1 common equity	$248,390	$190,270	$163,108

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,463,605	2,471,668	2,227,958

Tier 1 common equity to risk weighted assets	10.08%	7.70%	7.32%

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
St. Louis, Missouri
We have audited the accompanying consolidated balance sheets of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Financial Services Corp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enterprise Financial Services Corp
St. Louis, Missouri
We have audited the internal control over financial reporting of Enterprise Financial Services Corp and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 17, 2014

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2013 and 2012

(in thousands, except share and per share data)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$19,573	$21,906
Federal funds sold	76	51
Interest-bearing deposits (including $990 and $3,270 pledged as collateral)	190,920	94,413
Total cash and cash equivalents	210,569	116,370
Interest-bearing deposits greater than 90 days	5,300	1,000
Securities available for sale	434,587	640,212
Loans held for sale	1,834	11,792
Portfolio loans	2,137,313	2,106,039
Less: Allowance for loan losses	27,289	34,330
Portfolio loans, net	2,110,024	2,071,709
Purchase credit impaired loans, net of the allowance for loan losses ($15,438 and $11,547, respectively)	125,100	189,571
Total loans, net	2,235,124	2,261,280
Other real estate not covered under FDIC loss share	7,576	9,327
Other real estate covered under FDIC loss share	15,676	17,173
Other investments, at cost	12,605	14,294
Fixed assets, net	18,180	21,121
Accrued interest receivable	7,303	8,497
State tax credits, held for sale, including $16,491 and $23,020 carried at fair value, respectively	48,457	61,284
FDIC loss share receivable	34,319	61,475
Goodwill	30,334	30,334
Intangible assets, net	5,418	7,406
Other assets	102,915	64,221
Total assets	$3,170,197	$3,325,786

Liabilities and Shareholders' Equity
Demand deposits	$653,686	$686,805
Interest-bearing transaction accounts	219,802	272,753
Money market accounts	948,884	1,036,125
Savings	79,666	83,458
Certificates of deposit:
$100 and over	475,544	396,896
Other	157,371	182,814
Total deposits	2,534,953	2,658,851
Subordinated debentures	62,581	85,081
Federal Home Loan Bank advances	50,000	80,000
Other borrowings	203,831	233,370
Notes payable	10,500	11,700
Accrued interest payable	957	1,282
Other liabilities	27,670	19,757
Total liabilities	2,890,492	3,090,041

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,399,709 and 18,088,152 shares issued, respectively	194	181
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	200,258	173,299
Retained earnings	85,376	56,218
Accumulated other comprehensive (loss) income	(4,380)	7,790
Total shareholders' equity	279,705	235,745
Total liabilities and shareholders' equity	$3,170,197	$3,325,786
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2013, 2012, and 2011

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011
Interest income:
Interest and fees on loans	$143,181	$154,006	$130,073
Interest on debt securities:
Taxable	8,325	9,877	11,142
Nontaxable	1,209	1,009	695
Interest on federal funds sold	—	—	2
Interest on interest-bearing deposits	210	257	560
Dividends on equity securities	364	315	368
Total interest income	153,289	165,464	142,840
Interest expense:
Interest-bearing transaction accounts	461	721	811
Money market accounts	3,080	4,679	7,987
Savings	225	275	112
Certificates of deposit:
$100 and over	5,554	7,077	9,133
Other	1,822	2,654	3,615
Subordinated debentures	3,019	4,082	4,515
Federal Home Loan Bank advances	2,938	3,054	3,550
Notes payable and other borrowings	1,038	625	432
Total interest expense	18,137	23,167	30,155
Net interest income	135,152	142,297	112,685
Provision for portfolio loan losses	(642)	8,757	13,300
Provision for purchase credit impaired loan losses	4,974	14,033	2,803
Net interest income after provision for loan losses	130,820	119,507	96,582
Noninterest income:
Wealth Management revenue	7,118	7,300	6,841
Service charges on deposit accounts	6,825	5,664	5,091
Other service charges and fee income	2,717	2,504	1,679
Gain on sale of branches	1,044	—	—
Gain on sale of other real estate	3,363	2,225	862
Gain on state tax credits, net	2,503	2,207	3,645
Gain on sale of investment securities	1,295	1,156	1,450
Change in FDIC loss share receivable	(18,173)	(14,869)	(3,494)
Miscellaneous income	3,207	2,897	2,434
Total noninterest income	9,899	9,084	18,508
Noninterest expense:
Employee compensation and benefits	47,278	43,497	36,839
Occupancy	5,661	5,393	5,001
Furniture and equipment	1,616	1,636	1,601
Data processing	4,137	3,454	3,159
FDIC and other insurance	3,244	3,491	4,119
Loan legal and other real estate expense	4,496	6,732	10,703
Professional fees	4,876	5,120	3,138
FHLB prepayment penalty	2,590	—	—
Other	16,741	16,438	12,305
Total noninterest expense	90,639	85,761	76,865

Income before income tax expense	50,080	42,830	38,225
Income tax expense	16,976	14,534	12,802
Net income	$33,104	$28,296	$25,423

Net income available to common shareholders	$33,104	$25,101	$22,899

Earnings per common share
Basic	$1.78	$1.41	$1.37
Diluted	1.73	1.37	1.34
See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2013, 2012, and 2011

	Years ended December 31,
(in thousands)	2013	2012	2011
Net income	$33,104	$28,296	$25,423
Other comprehensive income, net of tax:
Unrealized (loss)/gain on investment securities available for sale arising during the period, net of income tax expense/(benefit) of $(7,059), $3,384, and $2,771, respectively	(11,371)	4,894	5,207
Less reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $496, $450, and $522, respectively	(799)	(706)	(928)
Reclassification of cash flow hedge, net of income tax benefit of $0, $0, and $58, respectively	—	—	(104)
Total other comprehensive (loss) income	(12,170)	4,188	4,175
Total comprehensive income	$20,934	$32,484	$29,598

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 Years ended December 31, 2013, 2012, and 2011

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2011	$32,519	$150	$(1,743)	$133,673	$15,775	$(573)	$179,801
Net Income	—	—	—	—	25,423	—	25,423
Other comprehensive income	—	—	—	—	—	4,175	4,175
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,577)	—	(3,577)
Cash dividends paid on preferred stock	—	—	—	—	(1,750)	—	(1,750)
Preferred stock accretion of discount	774	—	—	—	(774)	—	—
Issuance under equity compensation plans, 140,561 shares	—	1	—	1,467	—	—	1,468
Issuance under public stock offering, 2,743,900 shares	—	27	—	32,585	—	—	32,612
Share-based compensation	—	—	—	1,466	—	—	1,466
Excess tax expense related to equity compensation plans	—	—	—	(53)	—	—	(53)
Balance December 31, 2011	$33,293	$178	$(1,743)	$169,138	$35,097	$3,602	$239,565
Net income	—	—	—	—	28,296	—	28,296
Other comprehensive income	—	—	—	—	—	4,188	4,188
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,757)	—	(3,757)
Cash dividends paid on preferred stock	—	—	—	—	(1,711)	—	(1,711)
Preferred stock accretion of discount	1,707	—	—	—	(1,707)	—	—
Repurchase of preferred stock	(35,000)	—	—	—	—	—	(35,000)
Issuance under equity compensation plans, 238,290 shares	—	3	—	1,558	—	—	1,561
Share-based compensation	—	—	—	2,537	—	—	2,537
Excess tax benefit related to equity compensation plans	—	—	—	66	—	—	66
Balance December 31, 2012	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	33,104	—	33,104
Other comprehensive loss	—	—	—	—	—	(12,170)	(12,170)
Cash dividends paid on common shares, $0.21 per share	—	—	—	—	(3,946)	—	(3,946)
Repurchase of common stock warrants	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 135,087 shares	—	1	—	2,264	—	—	2,265
Trust preferred securities conversion 1,176,470 shares	—	12	—	20,431	—	—	20,443
Share-based compensation	—	—	—	5,048	—	—	5,048
Excess tax benefit related to equity compensation plans	—	—	—	222	—	—	222
Balance December 31, 2013	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705

See accompanying notes to consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012, and 2011

	Years ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$33,104	$28,296	$25,423
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,783	2,529	2,737
Provision for loan losses	4,332	22,790	16,103
Deferred income taxes	(9,943)	(8,535)	(733)
Net amortization of debt securities	5,593	7,923	6,210
Amortization of intangible assets	1,905	1,879	999
Gain on sale of investment securities	(1,295)	(1,156)	(1,450)
Mortgage loans originated for sale	(78,335)	(99,499)	(72,449)
Proceeds from mortgage loans sold	88,845	93,737	71,405
Gain on sale of other real estate	(3,363)	(2,225)	(862)
Gain on state tax credits, net	(2,503)	(2,207)	(3,645)
Excess tax benefit of share-based compensation	(222)	(66)	53
Share-based compensation	5,048	2,537	1,466
Valuation adjustment on other real estate	1,443	2,398	4,702
Net accretion of loan discount and indemnification asset	(16,435)	(24,398)	(13,950)
Gain on sale of branches	(1,044)	—	—
Changes in:
Accrued interest receivable	1,179	695	(50)
Accrued interest payable	(303)	(480)	(647)
Prepaid FDIC insurance	2,607	2,933	2,904
Other assets	(12,002)	(6,063)	(2,386)
Other liabilities	7,914	16,285	(8,699)
Net cash provided by operating activities	29,308	37,373	27,131
Cash flows from investing activities:
Cash received from acquisition of Legacy Bank	—	—	8,926
Cash received from acquisition of The First National Bank of Olathe	—	12,544	112,778
Cash received from BankLiberty branch purchase	—	—	42,591
Cash paid in sale of branch, net of cash and cash equivalents received	(67,564)	—	—
Net decrease (increase) in loans	36,169	(107,283)	(85,034)
Net cash proceeds received from FDIC loss share receivable	10,981	91,641	41,415
Proceeds from the sale of debt and equity securities, available for sale	159,604	110,876	84,456
Proceeds from the maturity of debt and equity securities, available for sale	82,641	122,955	164,460
Proceeds from the redemption of other investments	30,632	9,238	6,061
Proceeds from the sale of state tax credits held for sale	16,723	10,606	16,690
Proceeds from the sale of other real estate	19,558	53,850	43,828
Payments for the purchase/origination of:
Available for sale debt and equity securities	(60,732)	(278,163)	(431,374)
Other investments	(29,225)	(8,714)	(1,655)
Bank owned life insurance	(20,000)	—	—
State tax credits held for sale	(1,365)	(19,157)	(1,838)
Fixed assets	(1,338)	(4,675)	(910)
Net cash provided by investing activities	176,084	(6,282)	394

	Years ended December 31,
(in thousands)	2013	2012	2011
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposit accounts	(19,719)	101,325	126,953
Net decrease in interest-bearing deposit accounts	(32,876)	(233,828)	(298,933)
Proceeds from Federal Home Loan Bank advances	765,000	173,500	—
Repayments of Federal Home Loan Bank advances	(795,000)	(195,500)	(23,254)
Proceeds from notes payable	—	12,000	—
Repayments of notes payable	(1,200)	(300)	—
Repayments of subordinated debentures	(2,500)	—	—
Debt issuance costs	—	(45)	—
Net (decrease) increase in other borrowings	(22,433)	78,825	33,484
Cash dividends paid on common stock	(3,946)	(3,757)	(3,577)
Excess tax benefit of share-based compensation	222	66	(53)
Payments for the repurchase of preferred stock	—	(35,000)	—
Payments for the repurchase of common stock warrants	(1,006)	—	—
Cash dividends paid on preferred stock	—	(1,711)	(1,750)
Issuance of common stock	1	3	32,612
Proceeds from the issuance of equity instruments	2,264	1,558	1,468
Net cash used by financing activities	(111,193)	(102,864)	(133,050)
Net decrease in cash and cash equivalents	94,199	(71,773)	(105,525)
Cash and cash equivalents, beginning of period	116,370	188,143	293,668
Cash and cash equivalents, end of period	$210,569	$116,370	$188,143
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,462	$22,687	$30,429
Income taxes	27,133	11,333	21,621
Noncash transactions:
Transfer to other real estate owned in settlement of loans	$22,623	$26,484	$22,913
Sales of other real estate financed	9,244	5,619	5,621
Issuance of common stock from Trust Preferred Securities conversion	20,443	—	—

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

Adoption of New Accounting Guidance
The Company has adopted the accounting guidance within ASU 2014-1 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." As required by the ASU, the Company revised its prior period financial statements to move the losses associated with its investments from Other noninterest expense to income tax expense. The impact of the revision to adopt the ASU was a decrease in Other Non-interest Expense and a similar increase in Income Tax Expense of $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Cash Flow Information
For purposes of reporting cash flows, the Company considers cash and due from banks, interest-bearing deposits and federal funds sold that mature within 90 days to be cash and cash equivalents. At December 31, 2013 and 2012, approximately $16.8 million and $16.5 million, respectively, of cash and due from banks represented required reserves on deposits maintained by the Company in accordance with Federal Reserve Bank requirements.

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

Loans Held for Sale
The Company provides long-term financing of one-to-four-family residential real estate by originating fixed and variable rate loans. Long-term fixed and variable rate loans are sold into the secondary market with limited recourse. Upon receipt of an application for a real estate loan, the Company determines whether the loan will be sold into the secondary market or retained in the Company's loan portfolio. The interest rates on the loans sold are locked with the buyer and the Company bears no interest rate risk related to these loans. Mortgage loans held for sale are carried at the lower of cost or fair value, which is determined on a specific identification method. The Company does not retain servicing on any loans sold, nor did the Company have any capitalized mortgage servicing rights at December 31, 2013 or 2012. Gains on the sale of loans held for sale are reported net of direct origination fees and costs in the Company's consolidated statements of operations.

Portfolio Loans
Loans are reported at the principal balance outstanding net of unearned fees and costs. Loan origination fees and direct origination costs are deferred and recognized over the lives of the related loans as a yield adjustment using the interest method.

Interest income on loans is accrued to income based on the principal amount outstanding. The recognition of interest income is discontinued when a loan becomes 90 days past due or a significant deterioration in the borrower's credit has occurred which, in management's judgment, negatively impacts the collectability of the loan. Unpaid interest on such loans is reversed at the time the loan becomes uncollectable and subsequent interest payments received are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. Loans that have not been restructured are returned to accrual status when management believes full collectability of principal and interest is expected. Non-accrual loans that have been restructured will remain in a non-accrual status until the borrower has made six consecutive contractual payments.

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

Impaired Loans
Loans are considered “impaired” when it becomes probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. Non-accrual loans, loans past due greater than 90 days and still accruing, unless adequately secured and in the process of collection, and restructured loans qualify as “impaired loans.” Restructured loans involve the granting of a concession to a borrower experiencing financial difficulty involving the modification of terms of the loan, such as changes in payment schedule or interest rate.

When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate at origination. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Interest income on impaired loans is not accrued but is recorded when cash is received and only if principal is considered to be fully collectable. Loans and leases, which are deemed uncollectable, are charged off to the allowance for loan losses, while recoveries of amounts previously charged off are credited to the allowance for loan losses.

Impaired loans exclude credit-impaired loans that were acquired in the FDIC-assisted transactions. These purchased credit-impaired loans are accounted for on a pool basis and are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired credit impaired loans that are contractually past due may still be considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and the purchase price discount on those loans is not recorded as interest income until the timing and amount of future cash flows can be reasonably estimated. See Note 2 - Acquisitions and Divestitures and Note 7 - Purchase Credit Impaired ("PCI") Loans for more information on these loans.

Loan Charge-Offs
Loans are charged-off when the primary and secondary sources of repayment (cash flow, collateral, guarantors, etc) are less than their carrying value.

Allowance For Loan Losses
The allowance for loan losses is increased by provision charged to expense and is available to absorb charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and probable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that the Company make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

Allowance for Loan Losses on Purchase Credit Impaired Loans
The Company updates its cash flow projections for purchase credit impaired loans, including loans acquired with FDIC loss share coverage, on a quarterly basis. Assumptions utilized in this process include projections related to probability of default, loss severity, prepayment, extensions and recovery lag. Projections related to probability of default and prepayment are calculated utilizing a loan migration analysis. The loan migration analysis is a matrix of probability that specifies the probability of a loan pool transitioning into a particular delinquency or liquidation state given its current state at the re-measurement date. Loss severity factors are based upon industry data.

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

Other Real Estate
Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on loans on which the borrowers have defaulted on the payment of principal or interest. Other real estate is recorded on an individual asset basis at the lower of cost or fair value less estimated costs to sell. The fair value of other real estate is based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals. These estimates involve significant uncertainties and judgments. As a result, fair value estimates may not be realizable in a current sale or settlement of the other real estate. Subsequent reductions in fair value are expensed within noninterest expense.

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

FDIC Loss Share Receivable and Clawback Liability
As part of the FDIC- assisted transactions, the Bank entered into loss sharing agreements with the FDIC. The FDIC will reimburse the Bank for a percentage of realized losses on loans and foreclosed real estate covered under the agreement (“Covered Assets”). In addition, the Bank will be reimbursed for certain expenses related to the Covered Assets. At the acquisition date, the fair value of the amount due from the FDIC (“FDIC Loss Share Receivable") was estimated based on expected losses and cash flows on the Covered Assets. The FDIC Loss Share Receivable is measured separately from the related Covered Assets and recorded separately on the balance sheet because it is not contractually embedded in the Covered Assets and is not transferable.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. See Note 2 - Acquisitions and Divestitures, for further information regarding these transactions.

Subsequent to initial recognition, the FDIC Loss Share Receivable is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related Covered Assets. Any decrease in expected cash flows due to an increase in expected credit losses will increase the FDIC Loss Share Receivable which will partially offset the impairment recorded on the PCI loans. Any increase in expected future cash flows due to a decrease in expected credit losses will decrease the accretion of the FDIC Loss Share Receivable prospectively over its remaining life. Increases and decreases to the FDIC Loss Share Receivable are recorded as adjustments to noninterest income.

As stipulated in some of its agreements with the FDIC, the Company may be required to reimburse the FDIC if certain levels of cash flows are met over the duration of a loss share agreement. This reimbursement, or clawback liability, is measured quarterly over the duration of the agreement.

Fixed Assets
Buildings, leasehold improvements,furniture, fixtures, equipment, and capitalized software are stated at cost less accumulated depreciation. All categories are computed using the straight-line method over their respective estimated useful lives. Furniture, fixtures and equipment is depreciated over three to ten years, buildings and leasehold improvements over ten to forty years, and capitalized software over three years based upon estimated lives or lease obligation periods.

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

Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank of Des Moines (“FHLB”), is required to maintain an investment in the capital stock of the FHLB. The stock is redeemable at par by the FHLB, and is therefore, carried at cost and periodically evaluated for impairment.  The Company records FHLB dividends in interest income on the ex-dividend date.

Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the Company may not be able to recover the respective asset's carrying amount. The Company's annual test for impairment was performed in the fourth quarter of 2013. Such tests involve the use of estimates and assumptions. Core deposit intangibles are amortized using an accelerated method over an estimated useful life of approximately 10 years.

The Company identifies potential goodwill impairments by first performing a qualitative assessment and then by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Goodwill impairment is not indicated as long as it is more likely than not that impairment has not occurred based on the qualitative assessment or based on the quantitative assessment the fair value of the reporting unit is greater than its carrying value. The second step of the impairment test is only required if a goodwill impairment is identified in step one. The second step of the test compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized. That loss is equal to the carrying amount of goodwill that is in excess of its implied fair market value.

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

•
Non-Designated Derivatives - Certain derivative financial instruments are not designated as cash flow or as fair value hedges for accounting purposes. These non-designated derivatives are intended to provide interest rate protection on net interest income or noninterest income but do not meet hedge accounting treatment. Customer accommodation interest rate swap contracts are not designated as hedging instruments. Changes in the fair value of these instruments are recorded in interest income or noninterest income in the consolidated statements of income depending on the underlying hedged item.

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We evaluated the need for deferred tax asset valuation allowances based on a more-likely-than-not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient positive taxable income within the carryback or carryforward periods provided for in the laws for each applicable taxing jurisdiction. We consider the following possible sources of taxable income: future reversal patterns of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, taxable income in prior carryback years and the availability of qualified tax planning strategies. The assessment regarding whether a valuation allowance is required or should be adjusted depends on all available positive and negative factors including, but not limited to, nature, frequency, and severity of recent losses, duration of available carryforward periods, historical experience with tax attributes expiring unused and near and medium term financial outlook. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions regarding the estimated amounts of accrued taxes.

Stock-Based Compensation
Stock-based compensation is recognized as an expense in the consolidated financial statements and measured at the grant date fair value for all equity classified awards and recognized over the required service period.

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

Consolidated Statement of Comprehensive Income
The Consolidated Statement of Comprehensive Income includes the amount and the related tax impact that have been reclassified from accumulated other comprehensive income to net income. The classification adjustment for unrealized loss/gain on sale of securities included in net income has been recorded through the gain on sale of investment securities line item, within noninterest income, in the Company's Consolidated Statements of Operations.

NOTE 2 - ACQUISITIONS & DIVESTITURES

FDIC-Assisted Transactions
The PCI loans acquired were recorded at estimated fair value. As such, there was no allowance for credit losses established related to the acquired loans at the various acquisition dates and no carryover of the related allowance from the failed banks. The loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income, prospectively.

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

Branch Sale
On December 6, 2013 the Company finalized an agreement to sell two of its Kansas City branches to another financial institution. The agreement calls for the sale of substantially all of the deposits at these branches, as well as specified loans and other assets. The Company recorded a pre-tax gain of $1.0 million upon completion of the transaction primarily attributed to a premium on the deposits that were sold.

The following table summarizes the primary balance sheet amounts relative to the branches to be sold:

(in thousands)
Assets
Cash and cash equivalents	$434
Loans	7,574
Other assets	1,040

Liabilities
Deposits	$78,431

In addition to the branch sale discussed above, the Company closed 2 branches in the Kansas City region. In conjunction with the closure, the Company recorded a liability and corresponding expense of $0.5 million for the difference between the net present value of future lease payments and its estimated sublease income at one of the closed branches. The expense is recorded within other noninterest expense for the year ended December 31, 2013.

NOTE 3 - EARNINGS PER SHARE
The following table presents a summary of per common share data and amounts for the periods indicated.

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net income as reported	$33,104	$28,296	$25,423
Preferred stock dividend	—	(1,488)	(1,750)
Accretion of preferred stock discount	—	(1,707)	(774)
Net income available to common shareholders	$33,104	$25,101	$22,899

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	1,015	1,485	1,485
Net income available to common shareholders and assumed conversions	$34,119	$26,586	$24,384

Weighted average common shares outstanding	18,582	17,859	16,683
Incremental shares from assumed conversions of convertible trust preferred securities	1,001	1,439	1,439
Additional dilutive common stock equivalents	168	40	23
Weighted average diluted common shares outstanding	19,751	19,338	18,145

Basic earnings per common share:	$1.78	$1.41	$1.37
Diluted earnings per common share:	$1.73	$1.37	$1.34

There were 517,694 common stock equivalents for fiscal year 2013; 1.0 million common stock equivalents (including 324,074 common stock warrants) for fiscal year 2012; and 899,493 common stock equivalents (including 324,074 common stock warrants) for fiscal year 2011, which were excluded from the earnings per share calculations because their effect was anti-dilutive.

NOTE 4 - PREFERRED STOCK AND COMMON STOCK WARRANTS

On December 19, 2008, the Company entered into an agreement with the United States Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program, pursuant to which the Company sold (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Senior Preferred Stock”) and (ii) a warrant to purchase 324,074 shares of EFSC common stock (“common stock warrants”), par value $0.01 per share, for an aggregate investment by the U.S. Treasury of $35.0 million. On November 7, 2012, the Company repurchased all of the Senior Preferred Stock from the U.S. Treasury for an aggregate purchase price of $35.4 million, which included $399,000 for accrued and unpaid dividends. On January 9, 2013, the Company repurchased the warrants issued to the U.S. Treasury as part of the Capital Purchase Program for approximately $1.0 million. After completing the warrant repurchase the Company ended its participation in the U.S. Treasury Capital Purchase Program.

NOTE 5 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available for sale:

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$93,218	$700	$(388)	$93,530
Obligations of states and political subdivisions	49,721	983	(1,761)	48,943
Agency mortgage-backed securities	298,623	2,675	(9,184)	292,114
	$441,562	$4,358	$(11,333)	$434,587

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$149,039	$3,329	$—	$152,368
Obligations of states and political subdivisions	51,202	2,279	(478)	53,003
Agency mortgage-backed securities	427,221	7,884	(264)	434,841
	$627,462	$13,492	$(742)	$640,212

At December 31, 2013, and December 31, 2012, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government agencies and sponsored enterprises. The agency mortgage-backed securities are all issued by U.S. Government-sponsored enterprises. Available for sale securities having a fair value of $270.1 million and $359.3 million at December 31, 2013, and December 31, 2012, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$887	$893
Due after one year through five years	107,842	108,582
Due after five years through ten years	20,512	20,387
Due after ten years	13,698	12,611
Mortgage-backed securities	298,623	292,114
	$441,562	$434,587

The following table represents a summary of available for sale investment securities that had an unrealized loss:

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$30,221	$388	$—	$—	$30,221	$388
Obligations of states and political subdivisions	17,141	952	7,168	809	24,309	1,761
Agency mortgage-backed securities	159,999	7,338	21,437	1,846	181,436	9,184
	$207,361	$8,678	$28,605	$2,655	$235,966	$11,333

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$6,434	$122	$3,389	$356	$9,823	$478
Agency mortgage-backed securities	40,471	143	11,266	121	51,737	264
	$46,905	$265	$14,655	$477	$61,560	$742

The unrealized losses at both December 31, 2013, and December 31, 2012, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At December 31, 2013, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available for sale investment securities were as follows:

	December 31,
(in thousands)	2013	2012	2011
Gross gains realized	$1,477	$1,399	$1,450
Gross losses realized	(182)	(243)	—
Proceeds from sales	159,604	110,876	84,456

Other Investments, At Cost
As a member of the FHLB system administered by the Federal Housing Finance Board, the Bank is required to maintain a minimum investment in capital stock with the FHLB Des Moines consisting of membership stock and activity-based stock. The FHLB capital stock of $6.0 million is recorded at cost, which represents redemption value, and is included in other investments in the consolidated balance sheets. The Bank also has a $0.7 million investment in the FHLB of San Francisco. The remaining amounts in Other investments include the Company's investment in unconsolidated trusts used to issue preferred securities to third parties (see Note 12 - Subordinated Debentures) and various private equity investments.

NOTE 6 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at December 31, 2013 and 2012:

(in thousands)	December 31, 2013	December 31, 2012
Real Estate Loans:
Construction and land development	$117,032	$160,911
Commercial real estate - investor owned	437,688	486,467
Commercial real estate - owner occupied	341,631	333,242
Residential real estate	158,527	145,558
Total real estate loans	$1,054,878	$1,126,178
Commercial and industrial	1,041,576	962,884
Consumer and other	39,838	16,966
Portfolio loans	$2,136,292	$2,106,028
Unearned loan costs, net	1,021	11
Portfolio loans, including unearned loan costs	$2,137,313	$2,106,039

Following is a summary of activity for the years ended December 31, 2013, 2012, and 2011 of loans to executive officers and directors, or to entities in which such individuals had beneficial interests as a shareholder, officer, or director. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability.

(in thousands)	2013	2012	2011
Balance at beginning of year	$16,875	$13,413	$13,887
New loans and advances	6,519	8,162	9,927
Payments and other reductions	(11,642)	(4,700)	(10,401)
Balance at end of year	$11,752	$16,875	$13,413

During the year ended December 31, 2013 the Company refined its methodology for determining its allowance for loan losses. The enhancements specifically allocated the Company's qualitative reserve to each loan type and thus the amounts previously disclosed as "Unallocated" were reduced to $0. A summary of activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method for the years ended indicated below is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Unallocated	Total
Balance at December 31, 2013
Allowance for Loan Losses:
Balance, beginning of year	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Provision charged to expense	3,810	410	(94)	(2,695)	107	195	(2,375)	(642)
Losses charged off	(3,404)	(550)	(4,441)	(896)	(1,053)	(34)	—	(10,378)
Recoveries	1,776	44	732	488	939	—	—	3,979
Balance, end of year	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$—	$27,289

Balance at December 31, 2012
Allowance for Loan Losses:
Balance, beginning of year	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989
Provision charged to expense	774	1,173	6,294	3,081	(1,751)	15	(829)	8,757
Losses charged off	(3,233)	(3,326)	(2,728)	(4,384)	(1,605)	—	—	(15,276)
Recoveries	578	48	86	695	1,451	2	—	2,860
Balance, end of year	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330

Balance at December 31, 2011
Allowance for Loan Losses:
Balance, beginning of year	$12,727	$5,060	$5,629	$8,407	$5,485	$93	$5,358	$42,759
Provision charged to expense	4,123	1,878	2,181	7,652	(244)	(136)	(2,154)	13,300
Losses charged off	(5,488)	(955)	(1,474)	(10,627)	(1,613)	(5)	—	(20,162)
Recoveries	583	314	415	415	303	62	—	2,092
Balance, end of year	$11,945	$6,297	$6,751	$5,847	$3,931	$14	$3,204	$37,989

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Unallocated	Total
Balance at December 31, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$736	$107	$—	$703	$4	$—	$—	$1,550
Collectively evaluated for impairment	11,510	3,989	6,600	1,433	2,015	192	—	25,739
Total	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$—	$27,289
Loans - Ending Balance:
Individually evaluated for impairment	$3,380	$606	$6,811	$9,484	$559	$—	$—	$20,840
Collectively evaluated for impairment	1,038,196	341,025	430,877	107,548	157,968	40,859	—	2,116,473
Total	$1,041,576	$341,631	$437,688	$117,032	$158,527	$40,859	$—	$2,137,313

Balance at December 31, 2012
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$3,446	$339	$3,400	$732	$259	$—	$—	$8,176
Collectively evaluated for impairment	6,618	3,853	7,003	4,507	1,767	31	2,375	26,154
Total	$10,064	$4,192	$10,403	$5,239	$2,026	$31	$2,375	$34,330
Loans - Ending Balance:
Individually evaluated for impairment	$8,934	$5,772	$16,762	$4,695	$2,564	$—	$—	$38,727
Collectively evaluated for impairment	953,950	327,470	469,705	156,216	142,994	16,977	—	2,067,312
Total	$962,884	$333,242	$486,467	$160,911	$145,558	$16,977	$—	$2,106,039

A summary of Portfolio loans individually evaluated for impairment by category at December 31, 2013 and 2012, is as follows:

	December 31, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,377	$—	$3,384	$3,384	$736	$6,574
Real Estate:
Commercial - Owner Occupied	606	201	421	622	107	1,868
Commercial - Investor Owned	8,033	7,190	—	7,190	—	11,348
Construction and Land Development	10,668	7,383	2,419	9,802	703	5,770
Residential	559	348	221	569	4	1,930
Consumer & Other	—	—	—	—	—	—
Total	$24,243	$15,122	$6,445	$21,567	$1,550	$27,490

	December 31, 2012
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$9,005	$96	$8,838	$8,934	$3,446	$6,379
Real Estate:
Commercial - Owner Occupied	6,726	2,178	3,594	5,772	339	7,985
Commercial - Investor Owned	19,864	185	16,577	16,762	3,400	10,500
Construction and Land Development	6,491	1,560	3,135	4,695	732	10,259
Residential	3,132	1,626	938	2,564	259	4,368
Consumer & Other	—	—	—	—	—	—
Total	$45,218	$5,645	$33,082	$38,727	$8,176	$39,491

There were no loans over 90 days past due and still accruing interest at December 31, 2013 and one loan over 90 days and still accruing interest at December 31, 2012. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $1.5 million, $2.7 million and $3.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The cash amount collected and recognized as interest income on impaired loans was $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The amount recognized as interest income on impaired loans continuing to accrue interest was $16,000, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, there were $0.1 million of unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments.

The recorded investment in impaired Portfolio loans by category at December 31, 2013 and 2012, is as follows:

	December 31, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$3,384	$—	$—	$3,384
Real Estate:
Commercial - Investor Owned	6,511	678	—	7,189
Commercial - Owner Occupied	622	—	—	622
Construction and Land Development	9,802	—	—	9,802
Residential	569	—	—	569
Consumer & Other	—	—	—	—
Total	$20,888	$678	$—	$21,566

	December 31, 2012
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$8,929	$5	$—	$8,934
Real Estate:
Commercial - Investor Owned	16,762	—	—	16,762
Commercial - Owner Occupied	5,772	—	—	5,772
Construction and Land Development	3,260	1,435	—	4,695
Residential	2,564	—	—	2,564
Consumer & Other	—	—	—	—
Total	$37,287	$1,440	$—	$38,727

The recorded investment by category for the Portfolio loans that have been restructured during the years ended December 31, 2013 and 2012, is as follows:

	Year ended December 31, 2013			Year ended December 31, 2012
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	—	$—	$—	1	$5	$5
Real Estate:
Commercial - Owner Occupied	1	207	207	—	—	—
Commercial - Investor Owned	1	678	678	—	—	—
Construction and Land Development	—	—	—	1	1,800	1,435
Residential	2	2,308	2,308	—	—	—
Consumer & Other	—	—	—	—	—	—
Total	4	$3,193	$3,193	2	$1,805	$1,440

The restructured Portfolio loans primarily resulted from interest rate concessions and changing the terms of the loans. As of December 31, 2013, the Company allocated $0 of specific reserves to the loans that have been restructured.

The recorded investment by category for Portfolio loans that have been restructured and subsequently defaulted during 2013 and 2012 is as follows:

	Year ended December 31, 2013		Year ended December 31, 2012
(in thousands, except for number of loans)	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial & Industrial	—	$—	2	$166
Real Estate:
Commercial - Owner Occupied	1	192	—	—
Commercial - Investor Owned	—	—	—	—
Construction and Land Development	—	—	—	—
Residential	2	1,579	—	—
Consumer & Other	—	—	—	—
Total	3	$1,771	2	$166

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at December 31, 2013 and 2012 is shown below.

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$229	$—	$229	$1,041,347	$1,041,576
Real Estate:
Commercial - Owner Occupied	—	428	428	341,203	341,631
Commercial - Investor Owned	—	6,132	6,132	431,556	437,688
Construction and Land Development	464	7,344	7,808	109,224	117,032
Residential	237	213	450	158,077	158,527
Consumer & Other	—	—	—	40,859	40,859
Total	$930	$14,117	$15,047	$2,122,266	$2,137,313

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$14	$—	$14	$962,870	$962,884
Real Estate:
Commercial - Owner Occupied	1,352	2,081	3,433	329,809	333,242
Commercial - Investor Owned	—	4,045	4,045	482,422	486,467
Construction and Land Development	1,201	1,559	2,760	158,151	160,911
Residential	616	593	1,209	144,349	145,558
Consumer & Other	34	—	34	16,943	16,977
Total	$3,217	$8,278	$11,495	$2,094,544	$2,106,039

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, and current economic factors among other factors. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

•
Grades 1, 2, and 3 – These grades include loans to borrowers with a continuous record of strong earnings, sound balance sheet condition and capitalization, ample liquidity with solid cash flow and whose management team has experience and depth within their industry.

•	Grade 4 – This grade includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

•	Grade 5 – This grade includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.

•
Grade 6 – This grade includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the company is starting to reverse a negative trend or condition, or has recently been upgraded from a 7, 8, or 9 rating.

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at December 31, 2013, which is based upon the most recent analysis performed, and December 31, 2012 is as follows:

	December 31, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$977,199	$40,265	$23,934	$178	$1,041,576
Real Estate:
Commercial - Owner Occupied	306,321	26,500	8,810	—	341,631
Commercial - Investor Owned	368,433	42,227	27,028	—	437,688
Construction and Land Development	87,812	17,175	11,582	463	117,032
Residential	143,613	8,240	6,674	—	158,527
Consumer & Other	40,852	3	4	—	40,859
Total	$1,924,230	$134,410	$78,032	$641	$2,137,313

	December 31, 2012
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$912,766	$29,524	$18,546	$2,048	$962,884
Real Estate:
Commercial - Owner Occupied	290,850	26,336	15,898	158	333,242
Commercial - Investor Owned	389,886	64,707	31,874	—	486,467
Construction and Land Development	124,857	9,543	26,012	499	160,911
Residential	130,159	5,921	9,478	—	145,558
Consumer & Other	16,972	5	—	—	16,977
Total	$1,865,490	$136,036	$101,808	$2,705	$2,106,039

NOTE 7 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS (FORMERLY REFERRED TO AS PORTFOLIO LOANS COVERED UNDER FDIC LOSS SHARE OR COVERED LOANS)

Below is a summary of PCI loans by category at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Real Estate Loans:
Construction and land development	6.84	$14,325	7.06	$30,537
Commercial real estate - investor owned	6.81	48,146	6.08	57,602
Commercial real estate - owner occupied	6.75	32,525	6.65	47,140
Residential real estate	5.92	34,498	5.68	42,531
Total real estate loans		$129,494		$177,810
Commercial and industrial	6.87	9,271	6.57	22,034
Consumer and other	6.47	1,773	4.19	1,274
Portfolio loans		$140,538		$201,118

The aging of the recorded investment in past due PCI loans by portfolio class and category at December 31, 2013 and 2012 is shown below:

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$397	$573	$970	$8,301	$9,271
Real Estate:
Commercial - Owner Occupied	255	6,595	6,850	25,675	32,525
Commercial - Investor Owned	5,143	3,167	8,310	39,836	48,146
Construction and Land Development	32	4,198	4,230	10,095	14,325
Residential	639	5,276	5,915	28,583	34,498
Consumer & Other	—	—	—	1,773	1,773
Total	$6,466	$19,809	$26,275	$114,263	$140,538

	December 31, 2012
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$319	$3,925	$4,244	$17,790	$22,034
Real Estate:
Commercial - Owner Occupied	887	5,144	6,031	41,109	47,140
Commercial - Investor Owned	308	665	973	56,629	57,602
Construction and Land Development	36	13,532	13,568	16,969	30,537
Residential	1,232	2,907	4,139	38,392	42,531
Consumer & Other	1	2	3	1,271	1,274
Total	$2,783	$26,175	$28,958	$172,160	$201,118

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the twelve months ended December 31, 2013 and 2012.

(in thousands)	Contractual Cashflows	Less: Non-accretable Difference	Less: Accretable Yield	Carrying Amount
Balance January 1, 2013	$386,966	$118,627	$78,768	$189,571
Principal reductions and interest payments	(55,736)	—	—	(55,736)
Accretion of loan discount	—	—	(25,320)	25,320
Changes in contractual and expected cash flows due to remeasurement	20,358	(2,667)	15,538	7,487
Reductions due to disposals	(85,520)	(28,522)	(15,456)	(41,542)
Balance December 31, 2013	$266,068	$87,438	$53,530	$125,100

Balance January 1, 2012	$618,791	$256,481	$63,335	$298,975
Principal reductions and interest payments	(90,011)	—	—	(90,011)
Accretion of loan discount	—	—	(29,673)	29,673
Changes in contractual and expected cash flows due to remeasurement	(1,822)	(72,454)	62,059	8,573
Reductions due to disposals	(139,992)	(65,400)	(16,953)	(57,639)
Balance December 31, 2012	$386,966	$118,627	$78,768	$189,571

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the twelve months ended December 31, 2013 and 2012 is as follows:

(in thousands)	December 31, 2013	December 31, 2012
Balance at beginning of period	$61,475	$184,554
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(10,981)	(91,641)
Cash received from the FDIC for acquisitions	—	(12,544)
FDIC reimbursable losses, net	1,998	(4,025)
Adjustments reflected in income:
Amortization, net	(13,931)	(15,376)
Loan impairment	3,977	11,242
Reductions for payments on covered assets in excess of expected cash flows	(8,219)	(10,735)
Balance at end of period	$34,319	$61,475

Outstanding balances on PCI loans were $201.7 million and $301.2 million as of December 31, 2013, and December 31, 2012, respectively.

Due to continued favorable projections in expected cash flows, the Company now anticipates it will be required to pay the FDIC at the end of two of its loss share agreements. Accordingly, a contingent liability of $1.5 million has been recorded as of December 31, 2013 with $1.0 million of expense recorded through Other Noninterest expense for the year ended December 31, 2013. See FDIC Loss Share Receivable and Clawback Liability in Note 1 - Summary of Significant Accounting Policies for additional information.

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

Using derivative instruments can involve assuming counterparty credit risk to varying degrees. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. The overall credit risk and exposure to individual counterparties is monitored. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains in excess of collateral pledged, if any, on such derivative contracts along with the value of foreign exchange forward contracts. At December 31, 2013, the Company had $1.0 million of counterparty credit exposure on derivatives. This counterparty risk is considered as part of underwriting and on-going monitoring policies. At December 31, 2013 and 2012, the Company had pledged cash of $1.0 million and $3.3 million, respectively, as collateral in connection with interest rate swap agreements.

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans.

•
Economic hedge of state tax credits. In November 2008, the Company paid $2.1 million to enter into a series of interest rate caps in order to economically hedge changes in fair value of the State tax credits held for sale. In February 2010, the Company paid $0.8 million for an additional series of interest rate caps. See Note 20—Fair Value Measurements for further discussion of the fair value of the state tax credits.

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate cap contracts	$23,800	$49,050	$10	$13	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for 2013, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2013	2012	2011
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(3)	$(80)	$(435)
Interest rate swap contracts	Miscellaneous income	—	—	162

Client-Related Derivative Instruments. The Company enters into interest rate swaps to allow customers to hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Non-designated hedging instruments
Interest rate swap contracts	$185,213	$126,962	$990	$1,741	$990	$1,979

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for 2013, 2012 and 2011.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
(in thousands)		2013	2012	2011
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$(205)	$(447)	$(620)

NOTE 9 - FIXED ASSETS

A summary of fixed assets at December 31, 2013 and 2012, is as follows:

	December 31,
(in thousands)	2013	2012
Land	$3,103	$3,263
Buildings and leasehold improvements	22,529	24,796
Furniture, fixtures and equipment	11,950	13,780
Capitalized software	1,375	1,100
	38,957	42,939
Less accumulated depreciation and amortization	20,777	21,818
Total fixed assets	$18,180	$21,121

Depreciation and amortization of fixed assets included in noninterest expense amounted to $2.8 million, $2.5 million, and $2.7 million in 2013, 2012, and 2011, respectively.

The Company has facilities leased under agreements that expire in various years through 2028. The Company's rent expense totaled $3.0 million, $3.1 million, and $3.0 million in 2013, 2012, and 2011, respectively. Sublease rental income was $162,000, $163,000, and $150,000 for 2013, 2012, and 2011, respectively. For leases which renew or are subject to periodic rental adjustments, the monthly rental payments will be adjusted based on current market conditions and rates of inflation.

The future aggregate minimum rental commitments (in thousands) required under the leases are shown below:

Year	Amount
2014	$2,569
2015	2,316
2016	2,465
2017	2,070
2018	1,870
Thereafter	6,767
Total	$18,057

NOTE 10 - GOODWILL AND INTANGIBLE ASSETS

Goodwill has remained at $30.3 million for the years ended December 31, 2013, 2012, and 2011.  The entire goodwill balance is within the Banking reporting unit. The annual goodwill impairment evaluations in 2013, 2012 and 2011 did not identify any impairment at the Banking reporting unit.

The table below presents a summary of the intangible assets for the years ended December 31, 2013 and 2012.

(in thousands)	Years ended December 31,
	2013	2012
Gross core deposit intangible balance, beginning of year	$12,693	$12,693
Accumulated amortization	(7,275)	(5,287)
Core deposit intangible, net, end of year	$5,418	$7,406

Amortization expense on the core deposit intangibles was $1.6 million, $1.9 million, and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013 and 2012, the intangible assets had a weighted average useful life of 10 years.

The following table reflects the expected amortization schedule for the core deposit intangible (in thousands) at December 31, 2013.

Year	Core Deposit Intangible
2014	$1,254
2015	1,089
2016	924
2017	760
2018	595
After 2018	796
$5,418

NOTE 11 - MATURITY OF CERTIFICATES OF DEPOSIT

Following is a summary of certificates of deposit maturities at December 31, 2013:

(in thousands)	$100,000 and Over	Other	Total
Less than 1 year	$283,424	$91,727	$375,151
Greater than 1 year and less than 2 years	100,173	31,008	131,181
Greater than 2 years and less than 3 years	51,163	23,090	74,253
Greater than 3 years and less than 4 years	6,448	4,101	10,549
Greater than 4 years and less than 5 years	34,336	7,443	41,779
Greater than 5 years	—	2	2
	$475,544	$157,371	$632,915
NOTE 12 - SUBORDINATED DEBENTURES

The Company has nine unconsolidated statutory business trusts. These trusts issued preferred securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Company that have terms identical to the trust preferred securities.

The amounts and terms of each respective issuance at December 31, 2013 and 2012 were as follows:

	Amount		Maturity Date	Call Date	Interest Rate
(in thousands)	2013	2012
EFSC Clayco Statutory Trust I	$3,196	$3,196	December 17, 2033	December 17, 2008	Floats @ 3MO LIBOR + 2.85%
EFSC Capital Trust II	5,155	5,155	June 17, 2034	June 17, 2009	Floats @ 3MO LIBOR + 2.65%
EFSC Statutory Trust III	11,341	11,341	December 15, 2034	December 15, 2009	Floats @ 3MO LIBOR + 1.97%
EFSC Clayco Statutory Trust II	4,124	4,124	September 15, 2035	September 15, 2010	Floats @ 3MO LIBOR + 1.83%
EFSC Statutory Trust IV	10,310	10,310	December 15, 2035	December 15, 2010	Floats @ 3MO LIBOR + 1.44%
EFSC Statutory Trust V	4,124	4,124	September 15, 2036	September 15, 2011	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VI	14,433	14,433	March 30, 2037	March 30, 2012	Floats @ 3MO LIBOR + 1.60%
EFSC Capital Trust VII	4,124	4,124	December 15, 2037	December 15, 2012	Floats @ 3MO LIBOR + 2.25%
EFSC Capital Trust VIII	5,774	25,774	December 15, 2038	December 15, 2013	Fixed @ 9%
Total trust preferred securities	$62,581	$82,581

Bank subordinated notes	—	2,500	October 1, 2018	October 1, 2013	Fixed @ 10%
Total subordinated debentures	$62,581	$85,081

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

The securities are redeemable in whole or in part on or after their respective call dates. Mandatory redemption dates may be shortened if certain conditions are met. The securities are classified as subordinated debentures in the Company's consolidated balance sheets. Interest on the subordinated debentures held by the trusts is recorded as interest expense in the Company's consolidated statements of operations. The Company's investment of $2.6 million at December 31, 2013, in these trusts is included in other investments in the consolidated balance sheets.

On August 15, 2013, the Company converted $20.0 million of its trust preferred in EFSC Capital Trust VIII into 1.2 million shares of common stock. The Company issued 25,060 shares of additional common stock as an inducement for the conversion. The inducement resulted in a $0.4 million expense recorded in Other noninterest expense during 2013. The remaining trust preferred securities issued through EFSC Capital Trust VIII are callable by the Company and convertible into shares of the Company's common stock at a conversion price of $17.37. An entity managed and controlled by a former member of the Company's Board of Directors purchased $5.0 million of the convertible trust preferred securities of EFSC Capital Trust VIII on December 12, 2008. Certain current directors still have a nominal interest in this entity.

On June 25, 2013, the Company repaid $2.0 million of its 10% subordinated notes. The remaining $0.5 million was repaid on October 1, 2013.

NOTE 13 - FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by 1-4 family residential real estate loans, business loans and certain commercial real estate loans. At December 31, 2013 and 2012, the carrying value of the loans pledged to the FHLB of Des Moines was $540.7 million and $442.2 million, respectively. The secured line of credit had availability of approximately $235.5 million at December 31, 2013.

Enterprise also has a $6.0 million investment in the capital stock of the FHLB of Des Moines and a $732,000 investment in the capital stock of the FHLB of San Francisco at December 31, 2013.

The following table summarizes the type, maturity and rate of the Company's FHLB advances at December 31:

		2013		2012
(in thousands)	Term	Outstanding Balance	Weighted Rate	Outstanding Balance	Weighted Rate
Long term non-amortizing fixed advance	2 - 3 years	—	—%	10,000	4.53%
Long term non-amortizing fixed advance	3 - 4 years	50,000	3.17%	—	—%
Long term non-amortizing fixed advance	4 - 5 years	—	—%	70,000	3.37%
Total Federal Home Loan Bank Advances		$50,000	3.17%	$80,000	3.52%

All FHLB advances have fixed interest rates. The remaining $50.0 million advances are callable by the FHLB as of December 31, 2013. On December 31, 2013, the Company prepaid $30.0 million of FHLB advances with a weighted average interest rate of 4.09%, and a maturity of 3 years, and incurred a prepayment penalty of $2.6 million for asset/liability management purposes. In addition to the above advances, at December 31, 2013, the Company also had used $12.9 million of collateral value to secure confirming letters of credit for public unit deposits and industrial development bonds.

NOTE 14 - OTHER BORROWINGS AND NOTES PAYABLE

A summary of other borrowings is as follows:

	December 31,
(in thousands)	2013	2012
Securities sold under repurchase agreements	$200,021	$229,560
Secured borrowings	3,810	3,810
Total	203,831	233,370

Average balance during the year	$197,556	$134,093
Maximum balance outstanding at any month-end	214,439	233,370
Average interest rate during the year	0.32%	0.42%
Average interest rate at December 31	0.31%	0.49%

Federal Reserve line
The Bank also has a line with the Federal Reserve Bank of St. Louis which provides additional liquidity to the Company. As of December 31, 2013, $607.0 million was available under this line. This line is secured by a pledge of certain eligible loans aggregating $714.1 million. There were no amounts withdrawn under the Federal Reserve line of credit as of December 31, 2013.

Term Loan
On November 6, 2012, the Company entered into a $12.0 million unsecured term loan agreement ("Term Loan") due on November 6, 2015, with another bank with the proceeds being used to redeem the Company's preferred stock held by the U.S. Treasury. A summary of the Term Loan is as follows:

	December 31,
(in thousands)	2013	2012
Term Loan	$10,500	$11,700

Average balance during the year	$11,241	$1,835
Maximum balance outstanding at any month-end	11,700	12,000
Weighted average interest rate during the year	3.52%	3.50%
Average interest rate at December 31	3.44%	3.50%

The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company believes it was in compliance with all relevant covenants under the Term Loan at December 31, 2013.

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

NOTE 16-REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2013 and 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013 and 2012, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The actual capital amounts and ratios are also presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$339,433	13.78%	$197,088	8.00%	$—	—%
Enterprise Bank & Trust	318,149	13.00	195,802	8.00	244,752	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	308,490	12.52	98,544	4.00	—	—
Enterprise Bank & Trust	287,405	11.74	97,901	4.00	146,851	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	308,490	9.94	93,121	3.00	—	—
Enterprise Bank & Trust	287,405	9.31	92,587	3.00	154,312	5.00

As of December 31, 2012:
Total Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	$303,951	12.30%	$197,733	8.00%	$—	—%
Enterprise Bank & Trust	290,933	11.85	196,357	8.00	245,446	10.00
Tier 1 Capital (to Risk Weighted Assets)
Enterprise Financial Services Corp	268,870	10.88	98,867	4.00	—	—
Enterprise Bank & Trust	257,565	10.49	98,178	4.00	147,268	6.00
Tier 1 Capital (to Average Assets)
Enterprise Financial Services Corp	268,870	8.36	96,519	3.00	—	—
Enterprise Bank & Trust	257,565	8.06	95,862	3.00	159,771	5.00

NOTE 17 - COMPENSATION PLANS

The Company has adopted share-based compensation plans to reward and provide long-term incentive for directors and key employees of the Company. These plans provide for the granting of stock, stock options, stock-settled stock appreciation rights ("SSARs"), and restricted stock units (“RSUs”), as designated by the Company's Board of Directors upon the recommendation of the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. There were no options or SSARs granted in 2013. At December 31, 2013, there were 978,660 shares available for grant under the various share-based compensation plans.

Total share-based compensation expense that was charged against income was $5.0 million, $2.5 million, and $1.8 million for the years ended December 31, 2013, 2012, and 2011 respectively. The total income tax benefit/(expense) recognized in additional paid in capital for share-based compensation arrangements was $0.2 million, $0.1 million, and $(0.1) million for the years ended December 31, 2013, 2012, and 2011, respectively.

Employee Stock Options and Stock-settled Stock Appreciation Rights
In determining compensation cost for stock options and SSARs, the Black-Scholes option-pricing model is used to estimate the fair value on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions in the following table. There were no grants of employee stock options or SSARs during the years ended December 31, 2013, 2012, or 2011.

Stock options have been granted to key employees with exercise prices equal to the market price of the Company's common stock at the date of grant and 10-year contractual terms. Stock options have a vesting schedule of three to five years. The SSARs are subject to continued employment, have a 10-year contractual term and vest ratably over five years. Neither stock options nor SSARs carry voting or dividend rights until exercised. At December 31, 2013, there was $152,671 of total unrecognized compensation cost related to SSARs which is expected to be recognized over a weighted average period of 1.59 years. Various information related to the stock options and SSARs is shown below.

(in thousands)	2013	2012	2011
Compensation expense	$213	$478	$911
Intrinsic value of option exercises on date of exercise	$300	$327	$132
Cash received from the exercise of stock options	$2,040	$1,291	$889

Following is a summary of the employee stock option and SSAR activity for 2013.

(Dollars in thousands, except share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	651,841	$17.30
Granted	—	—
Exercised	(163,748)	13.15
Forfeited	(24,124)	17.89
Outstanding at December 31, 2013	463,969	$18.73	4.6 years	$782
Exercisable at December 31, 2013	426,469	$19.47	4.5 years	$405

Restricted Stock Units (“RSU”)
As part of a long-term incentive plan, the Company awards nonvested stock, in the form of RSUs to employees. RSUs are subject to continued employment and vest ratably over three to five years. RSUs do not carry voting or dividend rights until vested. Sales of the units are restricted prior to vesting. Various information related to the RSUs is shown below.

(in thousands)	2013	2012	2011
Compensation expense	$1,142	$658	$555
Total fair value at vesting date	828	660	331
Total unrecognized compensation cost for nonvested stock units	2,168	1,256	273
Expected years to recognize unearned compensation	3.6 years	4.0 years	0.9 years

A summary of the status of the Company's RSU awards as of December 31, 2013 and changes during the year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	133,614	$11.91
Granted	171,015	14.72
Vested	(62,422)	13.27
Forfeited	(26,281)	12.77
Outstanding at December 31, 2013	215,926	$13.64

Stock Plan for Non-Management Directors
In 2006, the Company adopted a Stock Plan for Non-Management Directors, which provides for issuing 100,000 shares of common stock to non-employee directors as compensation in lieu of cash. In 2012, an amendment to the plan was approved by the shareholders allowing a total of up to 200,000 shares to be awarded. At December 31, 2013, there were 83,764 shares of stock available for issuance under the Stock Plan for Non-Management Directors. Shares are issued twice a year and compensation expense is recorded as the shares are earned, therefore, there is no unrecognized compensation cost related to this plan. In 2013, the Company issued 16,990 shares of stock at a weighted average fair value of $15.40 per share. In 2012, the Company issued 18,410 shares of stock at a weighted average fair value of $14.00 per share. In 2011, the Company issued 19,830 shares of stock at a weighted average fair value of $12.90 per share. The Company recognized $0.3 million of stock-based compensation expense for the shares issued to the directors in 2013, 2012, and 2011, respectively.

Employee Stock Issuance
Restricted stock was issued to certain key employees as part of their compensation. The restricted stock may be in the form of a one-time award or paid in pro rata installments. The stock is restricted for at least 2 years and upon issuance may be fully vested or vest over 5 years. The Company recognized $0.6 million, $0.2 million, and $30,000 of stock-based compensation expense for the shares issued to the employees in 2013, 2012, and 2011, respectively. The Company issued 37,943, 71,899, and 6,724 shares in 2013, 2012, and 2011, respectively.

In 2011, 2012 and 2013, the Company entered into long-term incentive agreements with certain key employees. These open awards are conditioned on certain performance criteria and market criteria measured against a group of peer banks over a 3 year period for each grant. The amount of the awards are determined at the end of the 3 year vesting period. In February 2014, the Company issued 146,700 shares to employees upon completion of the 2011-2013 performance cycle. The 2012 and 2013 grants are not yet determinable. The Company recorded $3.2 million, $1.3 million and $0 of stock-based compensation expense for these awards during 2013, 2012 and 2011, respectively.

401(k) plans
The Company has a 401(k) savings plan which covers substantially all full-time employees over the age of 21. The amount charged to expense for the Company's contributions to the plan was $1.2 million, $1.2 million and $1.1 million for 2013, 2012, and 2011, respectively.

NOTE 18-INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$24,029	$20,984	$11,628
State and local	2,890	2,085	1,907
Deferred	(9,943)	(8,535)	(733)
Total income tax expense	$16,976	$14,534	$12,802

A reconciliation of expected income tax expense, computed by applying the statutory federal income tax rate of 35% in 2013, 2012, and 2011 to income before income taxes and the amounts reflected in the consolidated statements of operations is as follows:

	Years ended December 31,
(in thousands)	2013	2012	2011
Income tax expense at statutory rate	$17,528	$14,991	$13,379
Increase (reduction) in income tax resulting from:
Tax-exempt income, net	(1,128)	(853)	(717)
State and local income taxes, net	1,314	1,232	994
Bank-owned life insurance, net	(484)	(353)	(270)
Non-deductible expenses	222	326	335
Change in estimated rate for deferred taxes	336	—	(1,180)
Tax benefits of LIHTC investments, net	(204)	(211)	(174)
Other, net	(608)	(598)	435
Total income tax expense	$16,976	$14,534	$12,802

The amount of tax credits and other tax benefits from low-income housing tax credit ("LIHTC") investments recognized during the year were $1.1 million, $1.1 million, and $1.0 million during the years ended December 31, 2013, 2012, and 2011, respectively. The amount recognized as a component of income tax expense per the table above was $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, the carrying value of the investments related to low-income housing tax credits was $4.2 million and $5.1 million, respectively. No impairment losses have been recognized from forfeiture or ineligibility of tax credits or other circumstances during the life of any of the investments. As of December 31, 2013, the Company has future capital commitments of $0.6 million related to low-income housing tax credit investments. The capital commitments are expected to be called between the years 2014 - 2024.

A net deferred income tax asset of $39.4 million and $21.8 million is included in other assets in the consolidated balance sheets at December 31, 2013 and 2012, respectively. The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

	Years ended December 31,
(in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$16,365	$17,846
Asset purchase tax basis difference, net	16,238	18,399
Basis difference on other real estate	1,611	1,222
Deferred compensation	4,604	2,815
Goodwill and other intangible assets	10,799	12,657
Accrued compensation	2,046	1,700
Unrealized losses on securities available for sale	2,672	—
Other, net	796	115
Total deferred tax assets	$55,131	$54,754

Deferred tax liabilities:
FDIC loss guarantee receivable, net	$12,280	$23,259
Unrealized gains on securities available for sale	—	4,960
State tax credits held for sale, net of economic hedge	1,368	1,875
Core deposit intangibles	2,075	2,881
Total deferred tax liabilities	15,723	32,975
Net deferred tax asset	$39,408	$21,779

A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company did not have any valuation allowances for federal income taxes as of December 31, 2013 or 2012. Management believes it is more likely than not that the results of future operations will generate sufficient federal taxable income to realize the deferred federal tax assets. Due to positive evidence about the Company's ability to generate taxable income in the future, the Company reversed its state valuation allowance in 2012. Accordingly, the Company had no state tax valuation allowance as of December 31, 2013 and 2012.

The Company and its subsidiaries file income tax returns in the federal jurisdiction and in nine states. With few exceptions, the Company is no longer subject to federal, state or local income tax audits by tax authorities for years before 2010. The Company is not currently under audit by any taxing jurisdiction.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. The amounts accrued for interest and penalties as of December 31, 2013, 2012, and 2011 were not significant.

As of December 31, 2013, the gross amount of unrecognized tax benefits was $1.3 million and the total amount of net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million. As of December 31, 2012 and 2011, the total amount of the net unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million and $0.7 million, respectively. The Company believes it is reasonably possible that the gross amount of unrecognized benefits will be reduced by approximately $0.3 million as a result of a lapse of statute of limitations in the next 12 months.

The activity in the gross liability for unrecognized tax benefits was as follows:

(in thousands)	2013	2012	2011
Balance at beginning of year	$1,148	$1,057	$4,003
Additions based on tax positions related to the current year	233	347	311
Additions for tax positions of prior years	53	49	38
Reductions for tax positions of prior years	—	—	(2,849)
Settlements or lapse of statute of limitations	(177)	(305)	(446)
Balance at end of year	$1,257	$1,148	$1,057

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At December 31, 2013, there were $79,000 of unadvanced commitments on impaired loans. Other liabilities include approximately $150,000 for estimated losses attributable to the unadvanced commitments. At December 31, 2012, there were $775,000 of unadvanced commitments on impaired loans. Other liabilities include approximately $124,000 for estimated losses attributable to the unadvanced commitments.

The contractual amounts of off-balance-sheet financial instruments as of December 31, 2013, and December 31, 2012, are as follows:

(in thousands)	December 31, 2013	December 31, 2012
Commitments to extend credit	$804,420	$722,325
Standby letters of credit	44,376	42,561

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at December 31, 2013, and December 31, 2012, approximately $50.3 million and $50.7 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining term of standby letters of credit range from 1 month to 5 years at December 31, 2013.

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

Fair value on a recurring basis
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	December 31, 2013
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$93,530	$—	$93,530
Obligations of states and political subdivisions	—	45,903	3,040	48,943
Residential mortgage-backed securities	—	292,114	—	292,114
Total securities available for sale	$—	$431,547	$3,040	$434,587
State tax credits held for sale	—	—	16,491	16,491
Derivative financial instruments	—	1,000	—	1,000
Total assets	$—	$432,547	$19,531	$452,078

Liabilities
Derivative financial instruments	$—	$990	$—	$990
Total liabilities	$—	$990	$—	$990

	December 31, 2012
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$152,368	$—	$152,368
Obligations of states and political subdivisions	—	49,954	3,049	53,003
Residential mortgage-backed securities	—	434,841	—	434,841
Total securities available for sale	$—	$637,163	$3,049	$640,212
Portfolio loans	—	12,605	—	12,605
State tax credits held for sale	—	—	23,020	23,020
Derivative financial instruments	—	1,754	—	1,754
Total assets	$—	$651,522	$26,069	$677,591

Liabilities
Derivative financial instruments	$—	$1,979	$—	$1,979
Total liabilities	$—	$1,979	$—	$1,979

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At December 31, 2013, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At December 31, 2013, of the $48.5 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $16.5 million were carried at fair value. The remaining $32.0 million of state tax credits were accounted for at cost. The Company elected not to account for the state tax credits purchased in 2012 and 2013 at fair value in order to limit the volatility of the fair value changes in our consolidated statements of operations.

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
Economically, the Company equates the state tax credits to a fixed rate loan. After considering various risks, such as credit risk, compliance risk, and recapture risk, management concluded the state tax credits are equivalent to a fixed rate loan priced at Prime minus 75 basis points. When pricing a fixed rate loan, most banks utilize the Prime-based swap curve, which is based on the LIBOR swap curve plus a prime equivalent spread of 265 to 285 basis points depending on market pricing and the maturity of the underlying loan. The Prime-based swap curve is available daily on Bloomberg or other national pricing services. As a result, at December 31, 2013 and 2012, management concluded the spread of 205 basis points to the LIBOR curve should be utilized in the fair value calculation.
At December 31, 2013, the discount rates utilized in our state tax credits fair value calculation ranged from 2.30% to 4.82%. Resulting changes in the fair value of the state tax credits held for sale decreased Gain on state tax credits, net in the consolidated statement of operations by $1.3 million for the year ended December 31, 2013.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012.

•	Purchases, sales, issuances and settlements. There were no Level 3 purchases during the year ended December 31, 2013.

•
Transfers in and/or out of Level 3. The transfer out of Level 3 is related to a newly issued mortgage-backed security purchased in the fourth quarter of 2011 which was originally priced using Level 3 assumptions. In the first quarter of 2012, a third party pricing service, utilizing Level 2 assumptions, became available as more data was available on the new security.

	Securities available for sale, at fair value
	Years ended December 31,
(in thousands)	2013	2012
Beginning balance	$3,049	$6,763
Total (losses) gains:
Included in other comprehensive income	(9)	22
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	—	(3,736)
Ending balance	$3,040	$3,049

Change in unrealized (losses) gains relating to assets still held at the reporting date	$(9)	$22

	State tax credits held for sale, at fair value
	Years ended December 31,
(in thousands)	2013	2012
Beginning balance	$23,020	$26,350
Total gains:
Included in earnings	564	1,192
Purchases, sales, issuances and settlements:
Sales	(7,093)	(4,522)
Ending balance	$16,491	$23,020

Change in unrealized gains relating to assets still held at the reporting date	$(1,317)	$80

Fair value on a non-recurring basis

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

•
Impaired loans. Impaired loans are included as Portfolio loans on the Company's consolidated balance sheets with amounts specifically reserved for credit impairment in the Allowance for loan losses. On a quarterly basis, fair value adjustments are recorded on impaired loans to account for (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. In addition, the Company may adjust the valuations based on other relevant market conditions or information. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in Level 3 of the valuation hierarchy.

•
Other Real Estate. These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party appraisals of each property and the Company's judgment of other relevant market conditions. These are considered Level 3 inputs.

The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012.

	December 31, 2013
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2013
Impaired loans	$7,031	$—	$—	$7,031	$(10,378)
Other real estate	7,849	—	—	7,849	(1,443)
Total	$14,880	$—	$—	$14,880	$(11,821)

	December 31, 2012
	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (losses) gains for the year ended December 31, 2012
Impaired loans	$9,068	$—	$—	$9,068	$(15,276)
Other real estate	11,749	—	—	11,749	(2,398)
Total	$20,817	$—	$—	$20,817	$(17,674)

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

Carrying amount and fair value at December 31, 2013 and 2012
Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$19,573	$19,573	$21,906	$21,906
Federal funds sold	76	76	51	51
Interest-bearing deposits	196,220	196,220	95,413	95,413
Securities available for sale	434,587	434,587	640,212	640,212
Other investments, at cost	12,605	12,605	14,294	14,294
Loans held for sale	1,834	1,834	11,792	11,792
Derivative financial instruments	1,000	1,000	1,754	1,754
Portfolio loans, net	2,235,124	2,232,134	2,261,280	2,267,038
State tax credits, held for sale	48,457	52,159	61,284	66,822
Accrued interest receivable	7,303	7,303	8,497	8,497

Balance sheet liabilities
Deposits	2,534,953	2,540,822	2,658,851	2,669,113
Subordinated debentures	62,581	39,358	85,081	65,840
Federal Home Loan Bank advances	50,000	54,137	80,000	89,301
Other borrowings	214,331	214,377	245,070	245,224
Derivative financial instruments	990	990	1,979	1,979
Accrued interest payable	957	957	1,282	1,282

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the condensed consolidated balance sheets at fair value at December 31, 2013, and December 31, 2012.

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,232,134	$2,232,134
State tax credits, held for sale	—	—	35,668	35,668
Financial Liabilities:
Deposits	1,902,038	—	638,784	2,540,822
Subordinated debentures	—	39,358	—	39,358
Federal Home Loan Bank advances	—	54,137	—	54,137
Other borrowings	—	214,377	—	214,377

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,266,834	$2,266,834
State tax credits, held for sale	—	—	43,802	43,802
Financial Liabilities:
Deposits	2,079,141	—	589,972	2,669,113
Subordinated debentures	—	65,840	—	65,840
Federal Home Loan Bank advances	—	89,301	—	89,301
Other borrowings	—	245,224	—	245,224

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

The Wealth Management segment includes our Trust division and the state tax credit brokerage activities. The Trust division provides estate planning, investment management, and retirement planning as well as strategic planning and management succession issues. State tax credits are part of a fee initiative designed to augment the Company’s wealth management segment and banking lines of business.

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

Following are the financial results for the Company’s operating segments:

	At or for the years ended December 31,
(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	2013
Net interest income (expense)	$138,701	$(378)	$(3,171)	$135,152
Provision for loan losses	4,332	—	—	4,332
Noninterest income	149	9,603	147	9,899
Noninterest expense	78,021	7,476	5,142	90,639
Income (loss) before income tax expense (benefit)	56,497	1,749	(8,166)	50,080

Total assets	3,051,256	101,026	17,915	3,170,197

	2012
Net interest income (expense)	$146,726	$(652)	$(3,777)	$142,297
Provision for loan losses	22,790	—	—	22,790
Noninterest income	(834)	9,506	412	9,084
Noninterest expense	73,500	7,716	4,545	85,761
Income (loss) before income tax expense (benefit)	49,602	1,138	(7,910)	42,830

Total assets	3,195,096	112,020	18,670	3,325,786

	2011
Net interest income (expense)	$118,063	$(1,245)	$(4,133)	$112,685
Provision for loan losses	16,103	—	—	16,103
Noninterest income	7,526	10,486	496	18,508
Noninterest expense	66,548	7,236	3,081	76,865
Income (loss) before income tax expense (benefit)	42,938	2,005	(6,718)	38,225

Total assets	3,278,328	90,068	9,383	3,377,779

NOTE 22-PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(in thousands)	2013	2012
Assets
Cash	$15,969	$8,080
Investment in Enterprise Bank & Trust	318,721	303,170
Investment in Enterprise Financial CDE, LLC	425	271
Other assets	18,537	19,048
Total assets	$353,652	$330,569

Liabilities and Shareholders' Equity
Subordinated debentures	$62,581	$82,581
Notes payable	10,500	11,700
Accounts payable and other liabilities	866	543
Shareholders' equity	279,705	235,745
Total liabilities and shareholders' equity	$353,652	$330,569

Condensed Statements of Operations

	Years ended December 31,
(in thousands)	2013	2012	2011
Income:
Dividends from subsidiaries	$10,000	$15,000	$—
Other	256	527	624
Total income	10,256	15,527	624

Expenses:
Interest expense-subordinated debentures	2,884	3,827	4,262
Interest expense-notes payable	396	64	—
Other expenses	5,142	5,462	3,935
Total expenses	8,422	9,353	8,197

Net income (loss) before taxes and equity in undistributed earnings of subsidiaries	1,834	6,174	(7,573)

Income tax benefit	3,394	3,739	2,568

Net income (loss) before equity in undistributed earnings of subsidiaries	5,228	9,913	(5,005)

Equity in undistributed earnings of subsidiaries	27,876	18,383	30,428
Net income and comprehensive income	$33,104	$28,296	$25,423

Condensed Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$33,104	$28,296	$25,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	5,049	2,537	1,466
Net income of subsidiaries	(37,876)	(33,383)	(30,428)
Dividends from subsidiaries	10,000	15,000	—
Excess tax (benefit) expense of share-based compensation	(222)	(66)	53
Other, net	2,004	2,064	1,207
Net cash provided by (used in) operating activities	12,059	14,448	(2,279)

Cash flows from investing activities:
Cash contributions to subsidiaries	—	—	(20,150)
Purchases of other investments	(761)	(970)	(1,114)
Proceeds from distributions on other investments	243	541	694
Net cash used in investing activities	(518)	(429)	(20,570)

Cash flows from financing activities:
Proceeds from notes payable	—	12,000	—
Repayments of notes payable	(1,200)	(300)	—
Debt issuance costs	—	(45)	—
Cash dividends paid	(3,947)	(3,757)	(3,577)
Excess tax benefit (expense) of share-based compensation	222	66	(53)
Payments for the repurchase of preferred stock	—	(35,000)	—
Dividends paid on preferred stock	—	(1,711)	(1,750)
Issuance of common stock	13	3	32,612
Common stock repurchased	(1,006)	—	—
Proceeds from the issuance of equity instruments	2,266	1,558	1,468
Net cash (used in) provided by financing activities	(3,652)	(27,186)	28,700

Net (decrease) increase in cash and cash equivalents	7,889	(13,167)	5,851
Cash and cash equivalents, beginning of year	8,080	21,247	15,396
Cash and cash equivalents, end of year	$15,969	$8,080	$21,247

NOTE 23-QUARTERLY CONDENSED FINANCIAL INFORMATION (Unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	2013
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$36,435	$36,883	$38,061	$41,910
Interest expense	4,064	4,309	4,753	5,011
Net interest income	32,371	32,574	33,308	36,899
Provision for loan losses not covered under FDIC loss share	2,452	(652)	(4,295)	1,853
Provision for loan losses covered under FDIC loss share	2,185	2,811	(2,278)	2,256
Net interest income after provision for loan losses	27,734	30,415	39,881	32,790
Noninterest income	4,946	3,716	(1,677)	2,914
Noninterest expense	28,199	21,008	21,147	20,285
Income before income tax expense	4,481	13,123	17,057	15,419
Income tax expense	860	4,713	6,024	5,379
Net income	$3,621	$8,410	$11,033	$10,040

Net income available to common shareholders	$3,621	$8,410	$11,033	$10,040

Earnings per common share:
Basic	$0.19	$0.45	$0.61	$0.56
Diluted	0.18	0.44	0.58	0.53

	2012
(in thousands, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$45,346	$42,874	$40,029	$37,215
Interest expense	5,295	5,390	5,896	6,586
Net interest income	40,051	37,484	34,133	30,629
Provision for loan losses not covered under FDIC loss share	5,916	1,048	75	1,718
Provision for loan losses covered under FDIC loss share	653	10,889	206	2,285
Net interest income after provision for loan losses	33,482	25,547	33,852	26,626
Noninterest income	(3,576)	7,832	845	3,983
Noninterest expense	22,389	21,053	21,185	21,134
Income before income tax expense	7,517	12,326	13,512	9,475
Income tax expense	2,102	4,396	4,746	3,290
Net income	$5,415	$7,930	$8,766	$6,185

Net income available to common shareholders	$4,153	$7,282	$8,122	$5,544

Earnings per common share:
Basic	$0.23	$0.41	$0.46	$0.31
Diluted	0.23	0.39	0.44	0.31

NOTE 24-NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

FASB ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects" In January 2014 the FASB issued ASU 2014-01 which revised the accounting for investments in qualified affordable housing projects. The ASU modifies the conditions that must be met to present the pretax effects and related tax benefits of such investments as a component of income taxes ("net" within income tax expense). This ASU is effective for annual periods beginning after December 15, 2013 with early adoption permitted. The Company elected to early adopt this ASU and therefore revised its Consolidated Statements of Operations for all periods presented prior to the year ended December 31, 2013. The adoption of the ASU moved the amortization expense of its investment basis in the related investments to Income Tax Expense from Other Noninterest Expense. This resulted in a $0.9 million increase in Income Tax Expense and a corresponding decrease in Other Noninterest Expense for the years ended December 31, 2012 and 2011, respectively.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of December 31, 2013.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2013, and it is included herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter covered by their Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Board and Committee Information and Executive Officer sections of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 21, 2014.
ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 21, 2014.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Information Regarding Beneficial Ownership section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 21, 2014.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Related Person Transactions section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 21, 2014.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Fees Paid to Independent Registered Public Accounting Firm section of the Company's Proxy Statement for its annual meeting to be held on Wednesday, May 21, 2014.

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

10.1.3*
Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 30, 2008), amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008), amended by that Second Amendment of Executive Employment Agreement dated as of March 25, 2013 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 26, 2013), and amended by that Third Amendment of Executive Employment Agreement dated as of February 4, 2014 (filed herewith).

10.1.4*
Key Executive Employment Agreement dated effective as of October 16, 2002, by and between Registrant and Richard C. Leuck, and amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.4 to Registrant's Annual Report on Form 10-K filed on March 15, 2013).

10.1.5*
Executive Employment Agreement dated effective January 1, 2005 by and between Registrant and Scott R. Goodman, amended by that First Amendment of Executive Employment Agreement dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.1.5 to Registrant's Annual Report on Form 10-K filed on March 15, 2013), and amended by that Second Amendment of Executive Employment Agreement dated October 11, 2013 (filed herewith).

10.1.6*
Executive Employment Agreement dated September 13, 2013 by and between Registrant and Keene S. Turner (incorporated by reference herein to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 12, 2013).

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

10.1.10*	Enterprise Financial Services Corp, Fourth Incentive Stock Option Plan (incorporated herein by reference to Registrant's 1998 Proxy Statement on Schedule 14A).

10.1.11*
Enterprise Financial Services Corp, Stock Plan for Non-Management Directors (incorporated herein by reference to Registrant's Proxy Statement on Schedule 14-A filed on March 7, 2006 and as amended on Schedule 14-A filed on April 23, 2012).

10.1.12*	Enterprise Financial Services Corp, 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Appendix A to Registrant's Proxy Statement on Schedule 14A, filed on March 17, 2008).

10.1.13*	Enterprise Financial Services Corp, Annual Incentive Plan (incorporated herein by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A, filed on March 7, 2006).

10.1.14*
Enterprise Financial Services Corp, Incentive Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to Registrant's Registration Statement on Form S-8 filed on November 1, 2002 (File No. 333-100928)).

10.1.15*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 19, 2010);

10.1.16*	Enterprise Financial Services Corp, 2013 Stock Incentive Plan (incorporated herein by reference to Appendix A to Registrant's Proxy statement on Schedule 14A, filed on March 26, 2013).

10.1.17*	Form of Enterprise Financial Services Corp Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 10-Q filed on August 8, 2012);

10.1.18*	Form of Enterprise Financial Services Corp Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 10-Q filed on August 8, 2012);

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

10.9
Purchase and Assumption Agreement dated August 12, 2011, by and between Enterprise Bank & Trust and the Federal Deposit Insurance Corporation as Receiver for The First National Bank of Olathe (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed on October 28, 2011).

10.10
Term Loan Agreement dated November 6, 2012 between US Bank National Association and Registrant (incorporated herein by reference to Exhibit 10.10 in Registrant's Annual Report on Form 10-K filed on March 15, 2013).

10.11
TARP Preferred Share Repurchase Agreement dated November 7, 2012 between the United States Department of the Treasury and Registrant (incorporated herein by reference to Exhibit 10.11 in Registrant's Annual Report on Form 10-K filed on March 15, 2013).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2014.

ENTERPRISE FINANCIAL SERVICES CORP

/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities indicated on March 17, 2014.

Signatures	Title
/s/ Peter F. Benoist*	President and Chief Executive Officer and Director (Principal Executive Officer)
Peter F. Benoist

/s/ Keene S. Turner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keene S. Turner

/s/ Mark G. Ponder	Senior Vice President and Controller (Principal Accounting Officer)
Mark G. Ponder

/s/ James J. Murphy, Jr.*
James J. Murphy, Jr.	Chairman of the Board of Directors

/s/ Michael A. DeCola*
Michael A. DeCola	Director

/s/ William H. Downey*
William H. Downey	Director

/s/ John S. Eulich*
John S. Eulich	Director

/s/ Robert E. Guest, Jr.*
Robert E. Guest, Jr.	Director

/s/ Lewis A. Levey*
Lewis A. Levey	Director

/s/ Birch M. Mullins*
Birch M. Mullins	Director

/s/ Brenda D. Newberry*
Brenda D. Newberry	Director

/s/ John M. Tracy*
John M. Tracy	Director

/s/ Judith S. Heeter*
Judith S. Heeter	Director

/s/ Sandra A. Van Trease*
Sandra A. Van Trease	Director

*Signed by Power of Attorney.