Form 10-Q
period 2014-03-31
ENTERPRISE FINANCIAL SERVICES CORP
filed 2014-05-02
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of April 30, 2014, the Registrant had 19,754,102 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$35,260	$19,573
Federal funds sold	56	76
Interest-bearing deposits (including $990 and $990 pledged as collateral)	102,335	190,920
Total cash and cash equivalents	137,651	210,569
Interest-bearing deposits greater than 90 days	5,300	5,300
Securities available for sale	456,059	434,587
Loans held for sale	1,901	1,834
Portfolio loans	2,173,988	2,137,313
Less: Allowance for loan losses	27,905	27,289
Portfolio loans, net	2,146,083	2,110,024
Purchase credit impaired loans, net of the allowance for loan losses ($18,513 and $15,438, respectively)	110,159	125,100
Total loans, net	2,256,242	2,235,124
Other real estate not covered under FDIC loss share	10,001	7,576
Other real estate covered under FDIC loss share	14,898	15,676
Other investments, at cost	14,944	12,605
Fixed assets, net	18,028	18,180
Accrued interest receivable	7,476	7,303
State tax credits, held for sale, including $14,900 and $16,491 carried at fair value, respectively	45,660	48,457
FDIC loss share receivable	29,781	34,319
Goodwill	30,334	30,334
Intangible assets, net	5,092	5,418
Other assets	106,584	102,915
Total assets	$3,139,951	$3,170,197

Liabilities and Shareholders' Equity
Demand deposits	$612,715	$653,686
Interest-bearing transaction accounts	221,816	219,802
Money market accounts	924,105	948,884
Savings	80,731	79,666
Certificates of deposit:
$100 and over	456,558	475,544
Other	156,193	157,371
Total deposits	2,452,118	2,534,953
Subordinated debentures	56,807	62,581
Federal Home Loan Bank advances	130,000	50,000
Other borrowings	183,718	203,831
Notes payable	6,600	10,500
Accrued interest payable	874	957
Other liabilities	18,385	27,670
Total liabilities	2,848,502	2,890,492

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,781,608 and 19,399,709 shares issued, respectively	198	194
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	205,436	200,258
Retained earnings	90,181	85,376
Accumulated other comprehensive loss	(2,623)	(4,380)
Total shareholders' equity	291,449	279,705
Total liabilities and shareholders' equity	$3,139,951	$3,170,197
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2014	2013
Interest income:
Interest and fees on loans	$31,444	$39,349
Interest on debt securities:
Taxable	2,166	2,113
Nontaxable	299	301
Interest on interest-bearing deposits	66	47
Dividends on equity securities	49	100
Total interest income	34,024	41,910
Interest expense:
Interest-bearing transaction accounts	112	138
Money market accounts	742	882
Savings	49	59
Certificates of deposit:
$100 and over	1,326	1,452
Other	424	486
Subordinated debentures	407	952
Federal Home Loan Bank advances	399	734
Notes payable and other borrowings	199	308
Total interest expense	3,658	5,011
Net interest income	30,366	36,899
Provision for portfolio loan losses	1,027	1,853
Provision for purchase credit impaired loan losses	3,304	2,256
Net interest income after provision for loan losses	26,035	32,790
Noninterest income:
Wealth Management revenue	1,722	1,943
Service charges on deposit accounts	1,738	1,533
Other service charges and fee income	637	647
Gain on sale of other real estate	683	728
Gain on state tax credits, net	497	867
Gain on sale of investment securities	—	684
Change in FDIC loss share receivable	(2,410)	(4,085)
Miscellaneous income	1,055	597
Total noninterest income	3,922	2,914
Noninterest expense:
Employee compensation and benefits	12,116	11,463
Occupancy	1,640	1,916
Data processing	1,126	921
FDIC and other insurance	699	859
Loan legal and other real estate expense	1,134	33
Professional fees	1,267	1,425
Other	3,120	3,668
Total noninterest expense	21,102	20,285

Income before income tax expense	8,855	15,419
Income tax expense	3,007	5,379
Net income	$5,848	$10,040

Earnings per common share
Basic	$0.30	$0.56
Diluted	0.30	0.53
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$5,848	$10,040
Other comprehensive income (loss), net of tax:
Unrealized gain/(loss) on investment securities available for sale arising during the period, net of income tax expense/(benefit) of $1,091, and $(1,159), respectively	1,757	(1,822)
Less reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense of $0, and $267, respectively	—	(417)
Total other comprehensive income (loss)	1,757	(2,239)
Total comprehensive income	$7,605	$7,801

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2014	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	5,848	—	5,848
Other comprehensive income	—	—	—	—	—	1,757	1,757
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(1,043)	—	(1,043)
Issuance under equity compensation plans, 94,047 shares	—	1	—	(630)	—	—	(629)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	735	—	—	735
Excess tax benefit related to equity compensation plans	—	—	—	74	—	—	74
Balance March 31, 2014	$—	$198	$(1,743)	$205,436	$90,181	$(2,623)	$291,449

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
Balance January 1, 2013	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	10,040	—	10,040
Other comprehensive loss	—	—	—	—	—	(2,239)	(2,239)
Cash dividends paid on common shares, $0.0525 per share	—	—	—	—	(948)	—	(948)
Repurchase of common stock warrants	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 93,996 shares	—	1	—	1,323	—	—	1,324
Share-based compensation	—	—	—	778	—	—	778
Excess tax benefit related to equity compensation plans	—	—	—	10	—	—	10
Balance March 31, 2013	$—	$182	$(1,743)	$174,404	$65,310	$5,551	$243,704

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$5,848	$10,040
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	533	789
Provision for loan losses	4,331	4,109
Deferred income taxes	1,032	(405)
Net amortization of debt securities	951	1,846
Amortization of intangible assets	383	433
Gain on sale of investment securities	—	(684)
Mortgage loans originated for sale	(10,050)	(19,389)
Proceeds from mortgage loans sold	10,008	25,905
Gain on sale of other real estate	(683)	(728)
Gain on state tax credits, net	(497)	(867)
Excess tax benefit of share-based compensation	(74)	—
Share-based compensation	735	778
Valuation adjustment on other real estate	344	544
Net accretion of loan discount and indemnification asset	(4,096)	(6,981)
Changes in:
Accrued interest receivable	(173)	(1,565)
Accrued interest payable	(83)	(91)
Prepaid FDIC insurance	—	524
Other assets	(6,621)	(6,479)
Other liabilities	(9,285)	(5,984)
Net cash (used in) provided by operating activities	(7,397)	1,795
Cash flows from investing activities:
Net (increase) decrease in loans	(23,344)	43,922
Net cash proceeds received from FDIC loss share receivable	2,255	1,685
Proceeds from the sale of debt and equity securities, available for sale	—	122,894
Proceeds from the maturity of debt and equity securities, available for sale	10,278	29,484
Proceeds from the redemption of other investments	1,118	129
Proceeds from the sale of state tax credits held for sale	3,294	6,303
Proceeds from the sale of other real estate	3,014	3,983
Payments for the purchase/origination of:
Available for sale debt and equity securities	(29,853)	—
Other investments	(3,457)	(240)
Fixed assets	(381)	(501)
Net cash (used in) provided by investing activities	(37,076)	207,659
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(40,971)	(81,258)
Net decrease in interest-bearing deposit accounts	(41,863)	(82,804)
Proceeds from Federal Home Loan Bank advances	80,000	153,000
Repayments of Federal Home Loan Bank advances	—	(153,000)
Repayments of notes payable	(3,900)	(300)
Net decrease in other borrowings	(20,113)	(39,391)
Cash dividends paid on common stock	(1,043)	(948)
Excess tax benefit of share-based compensation	74	10
Payments for the repurchase of common stock warrants	—	(1,006)
Employee stock issuances, net	(629)	1,324
Net cash used by financing activities	(28,445)	(204,373)
Net (decrease) increase in cash and cash equivalents	(72,918)	5,081
Cash and cash equivalents, beginning of period	210,569	116,370
Cash and cash equivalents, end of period	$137,651	$121,451
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,741	$4,920
Income taxes	8,549	7,657
Noncash transactions:
Transfer to other real estate owned in settlement of loans	4,721	3,594
Sales of other real estate financed	495	1,896
Issuance of common stock from Trust Preferred Securities conversion	5,002	—
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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended March 31,
(in thousands, except per share data)	2014	2013
Net income as reported	$5,848	$10,040

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	66	354
Net income available to common shareholders and assumed conversions	$5,914	$10,394

Weighted average common shares outstanding	19,521	18,011
Incremental shares from assumed conversions of convertible trust preferred securities	230	1,439
Additional dilutive common stock equivalents	198	74
Weighted average diluted common shares outstanding	19,949	19,524

Basic earnings per common share:	$0.30	$0.56
Diluted earnings per common share:	$0.30	$0.53

For the three months ended March 31, 2014 and 2013, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 284,469, and 515,550 common stock equivalents (including 28,807 common stock warrants), respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	March 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$92,754	$703	$(306)	$93,151
Obligations of states and political subdivisions	49,678	1,149	(1,232)	49,595
Agency mortgage-backed securities	317,754	2,720	(7,161)	313,313
	$460,186	$4,572	$(8,699)	$456,059

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$93,218	$700	$(388)	$93,530
Obligations of states and political subdivisions	49,721	983	(1,761)	48,943
Agency mortgage-backed securities	298,623	2,675	(9,184)	292,114
	$441,562	$4,358	$(11,333)	$434,587

At March 31, 2014, and December 31, 2013, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $259.0 million and $270.1 million at March 31, 2014, and December 31, 2013, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,262	$1,276
Due after one year through five years	109,526	110,475
Due after five years through ten years	20,810	20,768
Due after ten years	10,834	10,227
Mortgage-backed securities	317,754	313,313
	$460,186	$456,059

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	March 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$30,251	$306	$—	$—	$30,251	$306
Obligations of states and political subdivisions	$11,700	$419	$8,874	$813	$20,574	$1,232
Agency mortgage-backed securities	166,999	5,339	26,167	1,822	193,166	7,161
	$208,950	$6,064	$35,041	$2,635	$243,991	$8,699

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$30,221	$388	$—	$—	$30,221	$388
Obligations of states and political subdivisions	17,141	952	7,168	809	24,309	1,761
Agency mortgage-backed securities	159,999	7,338	21,437	1,846	181,436	9,184
	$207,361	$8,678	$28,605	$2,655	$235,966	$11,333

The unrealized losses at both March 31, 2014, and December 31, 2013, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At March 31, 2014, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Gross gains realized	$—	$866
Gross losses realized	—	(182)
Proceeds from sales	—	122,894

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at March 31, 2014, and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Real Estate Loans:
Construction and land development	$121,869	$117,032
Commercial real estate - Investor owned	416,777	437,688
Commercial real estate - Owner occupied	367,300	341,631
Residential real estate	160,195	158,527
Total real estate loans	$1,066,141	$1,054,878
Commercial and industrial	1,060,368	1,041,576
Consumer and other	46,302	39,838
Portfolio loans	$2,172,811	$2,136,292
Unearned loan costs, net	1,177	1,021
Portfolio loans, including unearned loan costs	$2,173,988	$2,137,313

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through March 31, 2014, and at December 31, 2013, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$27,289
Provision charged to expense	899	589	(9)	(532)	16	64	1,027
Losses charged off	(474)	(336)	(250)	(305)	—	(4)	(1,369)
Recoveries	187	8	34	688	41	—	958
Balance at March 31, 2014	$12,858	$4,357	$6,375	$1,987	$2,076	$252	$27,905

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Balance March 31, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$1,472	$401	$—	$386	$11	$—	$2,270
Collectively evaluated for impairment	11,386	3,956	6,375	1,601	2,065	252	25,635
Total	$12,858	$4,357	$6,375	$1,987	$2,076	$252	$27,905
Loans - Ending Balance:
Individually evaluated for impairment	$5,046	$2,232	$678	$7,729	$430	$—	$16,115
Collectively evaluated for impairment	1,055,322	365,068	416,099	114,140	159,765	47,479	2,157,873
Total	$1,060,368	$367,300	$416,777	$121,869	$160,195	$47,479	$2,173,988

Balance at December 31, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$736	$107	$—	$703	$4	$—	$1,550
Collectively evaluated for impairment	11,510	3,989	6,600	1,433	2,015	192	25,739
Total	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$27,289
Loans - Ending Balance:
Individually evaluated for impairment	$3,380	$606	$6,811	$9,484	$559	$—	$20,840
Collectively evaluated for impairment	1,038,196	341,025	430,877	107,548	157,968	40,859	2,116,473
Total	$1,041,576	$341,631	$437,688	$117,032	$158,527	$40,859	$2,137,313

A summary of Portfolio loans individually evaluated for impairment by category at March 31, 2014, and December 31, 2013, is as follows:

	March 31, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$5,605	$—	$4,449	$4,449	$1,364	$3,625
Real Estate:
Commercial - Owner Occupied	3,371	1,399	1,041	2,440	401	1,105
Commercial - Investor Owned	678	679	—	679	—	3,593
Construction and Land Development	8,225	7,595	454	8,049	386	8,185
Residential	429	406	32	438	11	532
Consumer & Other	—	—	—	—	—	—
Total	$18,308	$10,079	$5,976	$16,055	$2,162	$17,040

	December 31, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,377	$—	$3,384	$3,384	$736	$6,574
Real Estate:
Commercial - Owner Occupied	606	201	421	622	107	1,868
Commercial - Investor Owned	8,033	7,190	—	7,190	—	11,348
Construction and Land Development	10,668	7,383	2,419	9,802	703	5,770
Residential	559	348	221	569	4	1,930
Consumer & Other	—	—	—	—	—	—
Total	$24,243	$15,122	$6,445	$21,567	$1,550	$27,490

There were no loans over 90 days past due and still accruing interest at March 31, 2014. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $0.3 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. The cash amount collected and recognized as interest income on impaired loans was $9,000 and $15,000 for the three months ended March 31, 2014 and 2013, respectively. There was $6,000 of interest income recognized on impaired loans continuing to accrue interest for the three months ended March 31, 2014 and $29,000 for the three months ended March 31, 2013, respectively. At March 31, 2014, there were $0.2 million of unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments.

The recorded investment in impaired Portfolio loans by category at March 31, 2014, and December 31, 2013, is as follows:

	March 31, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,449	$—	$—	$4,449
Real Estate:
Commercial - Investor Owned	—	679	—	679
Commercial - Owner Occupied	1,648	792	—	2,440
Construction and Land Development	8,049	—	—	8,049
Residential	438	—	—	438
Consumer & Other	—	—	—	—
Total	$14,584	$1,471	$—	$16,055

	December 31, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$3,384	$—	$—	$3,384
Real Estate:
Commercial - Investor Owned	6,511	678	—	7,189
Commercial - Owner Occupied	622	—	—	622
Construction and Land Development	9,802	—	—	9,802
Residential	569	—	—	569
Consumer & Other	—	—	—	—
Total	$20,888	$678	$—	$21,566

The recorded investment by category for the Portfolio loans that have been restructured during the three months ended March 31, 2014 and 2013, is as follows:

	Three months ended March 31, 2014			Three months ended March 31, 2013
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	—	$—	$—	1	$5	$5
Real Estate:
Commercial - Owner Occupied	2	1,292	1,042	—	—	—
Commercial - Investor Owned	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total	2	$1,292	$1,042	1	$5	$5

The restructured Portfolio loans resulted from interest rate concessions and changing the terms of the loans. As of March 31, 2014, the Company allocated $0.4 million of specific reserves to the loans that have been restructured.

There were no Portfolio loans that have been restructured and subsequently defaulted in the three months ended March 31, 2014 and 2013.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at March 31, 2014, and December 31, 2013, is shown below.

	March 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$114	$—	$114	$1,060,254	$1,060,368
Real Estate:
Commercial - Owner Occupied	2,010	1,195	3,205	364,095	367,300
Commercial - Investor Owned	6,992	—	6,992	409,785	416,777
Construction and Land Development	—	5,955	5,955	115,914	121,869
Residential	370	206	576	159,619	160,195
Consumer & Other	51	—	51	47,428	47,479
Total	$9,537	$7,356	$16,893	$2,157,095	$2,173,988

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$229	$—	$229	$1,041,347	$1,041,576
Real Estate:
Commercial - Owner Occupied	—	428	428	341,203	341,631
Commercial - Investor Owned	—	6,132	6,132	431,556	437,688
Construction and Land Development	464	7,344	7,808	109,224	117,032
Residential	237	213	450	158,077	158,527
Consumer & Other	—	—	—	40,859	40,859
Total	$930	$14,117	$15,047	$2,122,266	$2,137,313

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at March 31, 2014, which is based upon the most recent analysis performed, and December 31, 2013 is as follows:

	March 31, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$989,558	$48,011	$21,288	$1,511	$1,060,368
Real Estate:
Commercial - Owner Occupied	334,423	23,392	9,485	—	367,300
Commercial - Investor Owned	354,875	41,842	20,060	—	416,777
Construction and Land Development	93,251	17,395	10,771	452	121,869
Residential	145,402	8,179	6,614	—	160,195
Consumer & Other	47,203	60	216	—	47,479
Total	$1,964,712	$138,879	$68,434	$1,963	$2,173,988

	December 31, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$977,199	$40,265	$23,934	$178	$1,041,576
Real Estate:
Commercial - Owner Occupied	306,321	26,500	8,810	—	341,631
Commercial - Investor Owned	368,433	42,227	27,028	—	437,688
Construction and Land Development	87,812	17,175	11,582	463	117,032
Residential	143,613	8,240	6,674	—	158,527
Consumer & Other	40,852	3	4	—	40,859
Total	$1,924,230	$134,410	$78,032	$641	$2,137,313

NOTE 5 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS (FORMERLY REFERRED TO AS PORTFOLIO LOANS COVERED UNDER FDIC LOSS SHARE OR COVERED LOANS)

Below is a summary of PCI loans by category at March 31, 2014, and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Real Estate Loans:
Construction and land development	6.86	$12,320	6.84	$14,325
Commercial real estate - Investor owned	7.01	44,103	6.81	48,146
Commercial real estate - Owner occupied	6.66	30,246	6.75	32,525
Residential real estate	5.89	32,727	5.92	34,498
Total real estate loans		$119,396		$129,494
Commercial and industrial	6.85	8,716	6.87	9,271
Consumer and other	4.40	560	6.47	1,773
Portfolio loans		$128,672		$140,538

The aging of the recorded investment in past due PCI loans by portfolio class and category at March 31, 2014, and December 31, 2013, is shown below.

	March 31, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$497	$485	$982	$7,734	$8,716
Real Estate:
Commercial - Owner Occupied	66	6,213	6,279	23,967	30,246
Commercial - Investor Owned	3,125	4,788	7,913	36,190	44,103
Construction and Land Development	—	3,580	3,580	8,740	12,320
Residential	1,000	2,679	3,679	29,048	32,727
Consumer & Other	6	—	6	554	560
Total	$4,694	$17,745	$22,439	$106,233	$128,672

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$397	$573	$970	$8,301	$9,271
Real Estate:
Commercial - Owner Occupied	255	6,595	6,850	25,675	32,525
Commercial - Investor Owned	5,143	3,167	8,310	39,836	48,146
Construction and Land Development	32	4,198	4,230	10,095	14,325
Residential	639	5,276	5,915	28,583	34,498
Consumer & Other	—	—	—	1,773	1,773
Total	$6,466	$19,809	$26,275	$114,263	$140,538

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the three months ended March 31, 2014 and 2013.

(In thousands)	Contractual Cashflows	Less: Non-accretable Difference	Less: Accretable Yield	Carrying Amount
Balance January 1, 2014	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(9,849)	—	—	(9,849)
Accretion of loan discount	—	—	(4,560)	4,560
Changes in contractual and expected cash flows due to remeasurement	4,888	10,503	(5,076)	(539)
Reductions due to disposals	(14,297)	(3,142)	(2,042)	(9,113)
Balance March 31, 2014	$246,810	$94,799	$41,852	$110,159

Balance January 1, 2013	$386,966	$118,627	$78,768	$189,571
Principal reductions and interest payments	(13,083)	—	—	(13,083)
Accretion of loan discount	—	—	(7,112)	7,112
Changes in contractual and expected cash flows due to remeasurement	(3,099)	(4,084)	599	386
Reductions due to disposals	(35,274)	(14,641)	(5,956)	(14,677)
Balance March 31, 2013	$335,510	$99,902	$66,299	$169,309

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the three months ended March 31, 2014 is as follows:

(In thousands)	March 31, 2014
Balance at beginning of period	$34,319
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(2,255)
FDIC reimbursable losses, net	127
Adjustments reflected in income:
Amortization, net	(3,195)
Loan impairment	2,642
Reductions for payments on covered assets in excess of expected cash flows	(1,857)
Balance at end of period	$29,781

Due to continued favorable projections in the expected cash flows, the Company continues to anticipate that it will be required to pay the FDIC at the end of two of its loss share agreements. Accordingly, a liability of $1.5 million has been recorded at March 31, 2014. The liability will continue to be adjusted as part of the quarterly remeasurement process through the end of the loss share agreements.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2014, there were $0.2 million of unadvanced commitments on impaired loans compared to $0.1 million at December 31, 2013. Other liabilities include approximately $0.2 million at both March 31, 2014 and December 31, 2013 for estimated losses attributable to the unadvanced commitments.

The contractual amounts of off-balance-sheet financial instruments as of March 31, 2014, and December 31, 2013, are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$779,698	$804,420
Standby letters of credit	43,268	44,376

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at March 31, 2014, and December 31, 2013, approximately $64.1 million and $50.3 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. The type of collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. The approximate remaining terms of standby letters of credit range from 1 month to 4 years at March 31, 2014.

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

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate cap contracts	$23,800	$23,800	$10	$10	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended March 31,
(in thousands)		2014	2013
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$—	$(1)

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate swap contracts	$180,809	$185,213	$968	$990	$968	$990

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 the Company has entered into derivative contracts with third parties to fully offset the client-related derivative instruments. Accordingly, there was no fair value adjustment recorded.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended March 31,
(in thousands)		2014	2013
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$—	$(105)

At both March 31, 2014 and December 31, 2013, the Company had $1.0 million of counterparty credit exposure on derivatives. At both March 31, 2014, and December 31, 2013, the Company had pledged cash of $1.0 million, as collateral in connection with our interest rate swap agreements.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$93,151	$—	$93,151
Obligations of states and political subdivisions	—	46,549	3,046	49,595
Agency mortgage-backed securities	—	313,313	—	313,313
Total securities available for sale	$—	$453,013	$3,046	$456,059
State tax credits held for sale	—	—	14,900	14,900
Derivative financial instruments	—	978	—	978
Total assets	$—	$453,991	$17,946	$471,937

Liabilities
Derivative financial instruments	$—	$968	$—	$968
Total liabilities	$—	$968	$—	$968

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At March 31, 2014, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At March 31, 2014, of the $45.7 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $14.9 million were carried at fair value. The remaining $30.8 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2014 and 2013, respectively.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the quarter ended March 31, 2014 or 2013.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the quarter ended March 31, 2014 or 2013.

	Securities available for sale, at fair value
	Three months ended March 31,
(in thousands)	2014	2013
Beginning balance	$3,040	$3,049
Total (losses) gains:
Included in other comprehensive income	6	2
Purchases, sales, issuances and settlements:
Purchases	—	—
Transfer in and/or out of Level 3	—	—
Ending balance	$3,046	$3,051

Change in unrealized (losses) gains relating to assets still held at the reporting date	$6	$2

	State tax credits held for sale
	Three months ended March 31,
(in thousands)	2014	2013
Beginning balance	$16,491	$23,020
Total gains:
Included in earnings	118	156
Purchases, sales, issuances and settlements:
Sales	(1,709)	(3,123)
Ending balance	$14,900	$20,053

Change in unrealized gains relating to assets still held at the reporting date	$(334)	$(674)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of March 31, 2014:

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended March 31, 2014
Impaired loans	$3,035	$—	$—	$3,035	$(1,369)
Other real estate	3,756	—	—	3,756	(344)
Total	$6,791	$—	$—	$6,791	$(1,713)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at March 31, 2014, and December 31, 2013.

	March 31, 2014		December 31, 2013
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$35,260	$35,260	$19,573	$19,573
Federal funds sold	56	56	76	76
Interest-bearing deposits	107,635	107,635	196,220	196,220
Securities available for sale	456,059	456,059	434,587	434,587
Other investments, at cost	14,944	14,944	12,605	12,605
Loans held for sale	1,901	1,901	1,834	1,834
Derivative financial instruments	978	978	1,000	1,000
Portfolio loans, net	2,256,242	2,251,063	2,235,124	2,232,134
State tax credits, held for sale	45,660	49,517	48,457	52,159
Accrued interest receivable	7,476	7,476	7,303	7,303

Balance sheet liabilities
Deposits	2,452,118	2,457,394	2,534,953	2,540,822
Subordinated debentures	56,807	33,729	62,581	39,358
Federal Home Loan Bank advances	130,000	133,911	50,000	54,137
Other borrowings	190,318	190,348	214,331	214,377
Derivative financial instruments	968	968	990	990
Accrued interest payable	874	874	957	957

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at March 31, 2014, and December 31, 2013:

	Estimated Fair Value Measurement at Reporting Date Using			Balance at March 31, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,251,063	$2,251,063
State tax credits, held for sale	$—	$—	$34,617	$34,617
Financial Liabilities:
Deposits	1,839,367	—	618,027	2,457,394
Subordinated debentures	—	33,729	—	33,729
Federal Home Loan Bank advances	—	133,911	—	133,911
Other borrowings	—	190,348	—	190,348

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,232,134	$2,232,134
State tax credits, held for sale	$—	$—	$35,668	$35,668
Financial Liabilities:
Deposits	1,902,038	—	638,784	2,540,822
Subordinated debentures	—	39,358	—	39,358
Federal Home Loan Bank advances	—	54,137	—	54,137
Other borrowings	—	214,377	—	214,377

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	Three months ended March 31,
Income Statement Information	2014
Net interest income (expense)	$30,820	$(18)	$(436)	$30,366
Provision for loan losses	4,331	—	—	4,331
Noninterest income	1,699	2,217	6	3,922
Noninterest expense	17,631	1,833	1,638	21,102
Income (loss) before income tax expense (benefit)	10,557	366	(2,068)	8,855

	2013
Net interest income (expense)	$37,857	$7	$(965)	$36,899
Provision for loan losses	4,109	—	—	4,109
Noninterest income	45	2,794	75	2,914
Noninterest expense	16,724	2,056	1,505	20,285
Income (loss) before income tax expense (benefit)	17,069	745	(2,395)	15,419

Balance Sheet Information	March 31, 2014		December 31, 2013
Total assets:
Banking	$3,025,589		$3,051,256
Wealth Management	96,698		101,026
Corporate and Intercompany	17,664		17,915
Total	3,139,951		3,170,197

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first three months of 2014 compared to the financial condition as of December 31, 2013. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three months ended March 31, 2014, compared to the same period in 2013. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Summary

Below are highlights of our financial performance for the quarter ended March 31, 2014 as compared to the linked quarter ended December 31, 2013 and prior year quarter ended March 31, 2013.

(in thousands, except per share data)	For the Quarter Ended and At
	March 31, 2014	December 31, 2013	March 31, 2013
EARNINGS
Total interest income	$34,024	$36,435	$41,910
Total interest expense	3,658	4,064	5,011
Net interest income	30,366	32,371	36,899
Provision for portfolio loans	1,027	2,452	1,853
Provision for purchase credit impaired loans	3,304	2,185	2,256
Net interest income after provision for loan losses	26,035	27,734	32,790

Fee income	5,277	7,276	5,718
Other noninterest income	(1,355)	(2,330)	(2,804)
Total noninterest income	3,922	4,946	2,914

FHLB prepayment penalty	—	2,590	—
Other noninterest expenses	21,102	25,609	20,285
Total noninterest expenses	21,102	28,199	20,285
Income before income tax expense	8,855	4,481	15,419
Income tax expense	3,007	860	5,379
Net income	$5,848	$3,621	$10,040

Basic earnings per share	0.30	0.19	0.56
Diluted earnings per share	0.30	0.18	0.53

Return on average assets	0.77%	0.46%	1.26%
Return on average common equity	8.26%	5.07%	16.91%
Efficiency ratio	61.54%	75.57%	50.95%
Net interest margin	4.39%	4.55%	5.10%

ASSET QUALITY
Net charge-offs	411	1,763	3,731
Nonperforming loans	15,508	20,840	32,222
Classified Assets	80,108	86,020	103,948
Nonperforming loans to total loans	0.71%	0.98%	1.54%
Nonperforming assets to total assets	0.81%	0.90%	1.26%
Allowance for loan losses to total loans	1.28%	1.28%	1.56%
Net charge-offs to average loans (annualized)	0.08%	0.33%	0.72%

During the quarter the Company noted the following :

•
The Company reported net income of $5.8 million for the three months ended March 31, 2014, compared to $3.6 million in the linked fourth quarter, and $10.0 million for the same period in 2013. The Company reported diluted earnings per share of $0.30, $0.18 and $0.53 in the same respective periods. The increase in net income from the linked fourth quarter is primarily due to reduced noninterest expenses in the current period. The decrease in net income from the prior year period is due to reduced revenue from our purchase credit impaired ("PCI") loans due to declining balances in these loan amounts, lower interest yields on our portfolio loans, lower investment security gains and higher noninterest expenses from increased salaries and benefits and loan legal costs.

•
Net interest income decreased $2.0 million in the first quarter of 2014 from the linked fourth quarter and $6.5 million from the prior year period, primarily due to lower balances on PCI loans, lower prepayment fees on portfolio loans, and lower interest rates on newly originated loans. These items were offset by lower interest expense primarily related to the prepayment of $30.0 million of FHLB borrowings at a weighted average interest rate of 4.09%.

•
The Company continued to experience improvements in asset quality. Nonperforming loans declined to 0.71% of portfolio loans at March 31, 2014, versus 0.98% of portfolio loans at December 31, 2013, and 1.54% at March 31, 2013. The Company's allowance for loan losses was 1.28% of loans at March 31, 2014, representing 180% of nonperforming loans, as compared to 1.28% at December 31, 2013 representing 131% of nonperforming loans, and 1.56% at March 31, 2013, representing 101% of nonperforming loans.

•
Fee income which primarily includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity declined by approximately $2.0 million as compared to the linked fourth quarter. This was primarily due to a $1.1 million reduction in gains on the sale of other real estate as well as $0.8 million decrease in gains on state tax credits. Sales of state tax credits can vary by quarter.

•
Noninterest expenses were $21.1 million for the quarter ended March 31, 2014, compared to $28.2 million for the quarter ended December 31, 2013 and $20.3 million for the quarter ended March 31, 2013. Noninterest expenses have decreased when compared to the linked quarter and increased from the prior year. The decrease from the linked quarter is primarily due to non-recurring expenses in the fourth quarter of 2013 from the FHLB prepayment penalty of $2.6 million, costs associated with the sale and closure of certain branches in our Kansas City region, as well as increased employee compensation expense associated with higher variable compensation. The increase in noninterest expenses over the prior year period is due to higher salaries and benefits costs related to investments in risk management functions, insurance and payroll taxes, as well as loan related legal expense primarily from the timing of reimbursements under FDIC loss share arrangements offset by lower occupancy costs from the branch closures in our Kansas City region.

Income Before Income Tax Expense

Income before income tax expense on the Company's Core Bank and Covered assets for the three months ended March 31, 2014 and 2013 were as follows:

(In thousands)	Three months ended March 31,
	2014	2013
Income before income tax expense
Core Bank	$6,913	$7,950
Covered assets	1,942	7,469
Total	$8,855	$15,419

Income before income tax expense for the Core Bank represents results without direct income and expenses related to Covered assets, as well as an internal estimate of associated asset funding costs for those covered assets. Core Bank pre-tax income declined $1.0 million, or 13%, in the quarter as the Company's interest income was reduced from lower loan yields on originations. Income from our Covered assets declined $5.5 million, or 74%, from declining balances in our PCI loans as well as reduced net interest income from a reduction in accelerated cash flows and increased provision expense.

The Core net interest margin, defined as the Net interest margin (fully tax equivalent), including contractual interest on Covered loans, but excluding the incremental accretion on these loans, for the quarters ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
Core net interest margin	3.44%	3.55%

The Core net interest margin decline was due to lower loan yields from lower prepayment fees, lower balances of PCI loans which have higher contractual interest rates, as well as originations at lower interest rates. This was partially offset by lower costs of interest bearing liabilities including lower deposit costs and lower cost of borrowings from the aforementioned FHLB prepayment and conversion of $25.0 million, 9% coupon, trust preferred securities into common stock. Continued pressure on loan yields could lead to slight reductions in the core net interest margin throughout 2014. Included in this MD&A under the caption "Use of Non-GAAP Financial Measures" is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

2014 Significant Transactions

During the first quarter of 2014, we completed the following significant transaction:

•
On March 14, 2014 the remaining $5.0 million, 9% coupon, trust preferred securities were converted to shares of common stock. As a result of this transaction the Company reduced its long-term debt by $5.0 million and issued 287,852 shares of common stock.

Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended March 31,
	2014			2013
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,107,805	$22,381	4.31%	$2,060,818	$24,182	4.76%
Tax-exempt loans (2)	37,622	665	7.17	46,809	856	7.42
Purchase credit impaired loans (3)	134,466	8,652	26.09	189,230	14,644	31.38
Total loans	2,279,893	31,698	5.64	2,296,857	39,682	7.01
Taxable investments in debt and equity securities	403,523	2,215	2.23	547,672	2,212	1.64
Non-taxable investments in debt and equity securities (2)	44,011	484	4.46	43,551	492	4.58
Short-term investments	121,087	66	0.22	87,975	47	0.22
Total securities and short-term investments	568,621	2,765	1.97	679,198	2,751	1.64
Total interest-earning assets	2,848,514	34,463	4.91	2,976,055	42,433	5.78
Noninterest-earning assets:
Cash and due from banks	15,869			18,327
Other assets	263,606			270,982
Allowance for loan losses	(43,269)			(46,082)
Total assets	$3,084,720			$3,219,282

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$214,984	$112	0.21%	$260,224	$138	0.22%
Money market accounts	939,033	742	0.32	1,007,642	882	0.35
Savings	80,759	49	0.25	88,334	59	0.27
Certificates of deposit	621,874	1,750	1.14	553,250	1,938	1.42
Total interest-bearing deposits	1,856,650	2,653	0.58	1,909,450	3,017	0.64
Subordinated debentures	61,362	407	2.69	85,081	952	4.54
Borrowed funds	250,381	598	0.97	356,713	1,042	1.18
Total interest-bearing liabilities	2,168,393	3,658	0.68	2,351,244	5,011	0.86
Noninterest bearing liabilities:
Demand deposits	609,609			612,090
Other liabilities	19,537			15,186
Total liabilities	2,797,539			2,978,520
Shareholders' equity	287,181			240,762
Total liabilities & shareholders' equity	$3,084,720			$3,219,282
Net interest income		$30,805			$37,422
Net interest spread			4.23%			4.92%
Net interest rate margin (4)			4.39			5.10

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $196,000 and $504,000 for the three months ended March 31, 2014 and 2013, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2014 and 39% tax rate in 2013. The tax-equivalent adjustments were $439,000 and $523,000 for the three months ended March 31, 2014 and 2013, respectively.

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

	2014 compared to 2013
	Three months ended March 31,
	Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$541	$(2,342)	$(1,801)
Tax-exempt portfolio loans (3)	(163)	(28)	(191)
Purchase credit impaired loans	(3,787)	(2,205)	(5,992)
Taxable investments in debt and equity securities	(670)	673	3
Non-taxable investments in debt and equity securities (3)	5	(13)	(8)
Short-term investments	18	1	19
Total interest-earning assets	$(4,056)	$(3,914)	$(7,970)

Interest paid on:
Interest-bearing transaction accounts	$(24)	$(2)	$(26)
Money market accounts	(58)	(82)	(140)
Savings	(5)	(5)	(10)
Certificates of deposit	222	(410)	(188)
Subordinated debentures	(221)	(324)	(545)
Borrowed funds	(276)	(168)	(444)
Total interest-bearing liabilities	(362)	(991)	(1,353)
Net interest income	$(3,694)	$(2,923)	$(6,617)

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $30.8 million for the three months ended March 31, 2014 compared to $37.4 million for the same period of 2013, a decrease of $6.6 million, or 18%. Total interest income decreased $8.0 million and total interest expense decreased $1.4 million. The tax-equivalent net interest rate margin was 4.39% for the first quarter of 2014, compared to 4.55% for the fourth quarter of 2013 and 5.10% in the first quarter of 2013.

Interest rates remain at historically low levels and continue to negatively impact loan yields leading to lower net interest margins. As seen in the table above, changes in interest rates have led to a $2.4 million and $2.2 million reduction in interest income in our portfolio and PCI loans. Additionally, the run-off of higher yielding PCI loans continue to negatively impact net interest margin leading to a $3.8 million decrease in interest income due to volume. To partially mitigate lower yields on loans the Company has taken specific actions to lower deposit and other borrowing costs including the prepayment of $30.0 million of FHLB borrowings with a weighted average interest rate of 4.09%, the conversion of $25.0 million of 9% coupon, trust preferred securities to common stock, and the prepayment of $3.6 million of the Company's term loan to lower the contractual interest rate by 50 basis points.

The following table illustrates the net revenue contribution of PCI loans and other assets covered under FDIC shared loss agreements for the most recent five quarters. The presentation excludes the cost of funding the related assets and the operating expenses to service the assets.

	For the Quarter ended
(in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Accretion income	$4,560	$5,332	$6,252	$6,623	$7,112
Accelerated cash flows	3,916	4,111	4,309	4,689	7,209
Other	176	229	219	59	324
Total interest income	8,652	9,672	10,780	11,371	14,645
Provision for loan losses	(3,304)	(2,185)	(2,811)	2,278	(2,256)
Gain on sale of other real estate	131	97	168	116	689
Change in FDIC loss share receivable	(2,410)	(4,526)	(2,849)	(6,713)	(4,085)
Change in FDIC clawback liability	110	(136)	(62)	(449)	(304)
Pre-tax net revenue	$3,179	$2,922	$5,226	$6,603	$8,689

Our current projection of average PCI loans is $113 million and $69 million for the years ended December 31, 2014 and 2015, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income.

	Three months ended March 31,
(in thousands)	2014	2013	Increase (decrease)
Wealth Management revenue	$1,722	$1,943	$(221)	(11)%
Service charges on deposit accounts	1,738	1,533	205	13%
Other service charges and fee income	637	647	(10)	(2)%
Sale of other real estate	683	728	(45)	(6)%
State tax credit activity, net	497	867	(370)	(43)%
Sale of securities	—	684	(684)	(100)%
Change in FDIC loss share receivable	(2,410)	(4,085)	1,675	(41)%
Miscellaneous income	1,055	597	458	77%
Total noninterest income	$3,922	$2,914	$1,008	35%

Noninterest income increased $1.0 million, or 35%, in the first quarter of 2014 compared to the first quarter of 2013. The increase is primarily due to a $1.7 million increase in the change in FDIC loss share receivable from higher provision for loan losses and accelerated cash flows as demonstrated in the above table partially offset by $0.7 million reduction in gains on the sale of investment securities as the Company has not sold any securities in 2014.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Three months ended March 31,
(in thousands)	2014	2013	Increase (decrease)
Employee compensation and benefits	$12,116	$11,463	$653	6%
Occupancy	1,640	1,916	(276)	(14)%
Data processing	1,126	921	205	22%
FDIC and other insurance	699	859	(160)	(19)%
Loan legal and other real estate expense	1,134	33	1,101	3,336%
Professional fees	1,267	1,425	(158)	(11)%
Other	3,120	3,668	(548)	(15)%
Total noninterest expense	$21,102	$20,285	$817	4%

Noninterest expenses were $21.1 million in the first quarter of 2014, an increase of $0.8 million, from the same quarter of 2013. The increase over the prior year period is primarily due to an increase in salaries and benefits costs of $0.7 million due to investments in our risk management functions, higher payroll taxes and insurance costs as well as an increase of $1.1 million from the timing of loan related legal expenses. These amounts were partially offset by decreases in occupancy expenses from the closure of 4 branches in the Kansas City region as well as a $0.6 million decrease in other expenses primarily due to $0.4 million less recorded expense for expected payments to the FDIC associated with our loss share agreements.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 61.5% for the quarter ended March 31, 2014 compared to 51.0% for the prior year period. The increase in the efficiency ratio compared to the prior year quarter is due to decreased revenue from PCI and portfolio loans, as well as slightly higher expenses related to salaries and benefits and loan related legal costs.

Income Taxes

For the quarter ended March 31, 2014, the Company’s income tax expense, which includes both federal and state taxes, was $3.0 million compared to $5.4 million for the same period in 2013. The combined federal and state effective income tax rates were relatively consistent at 34.0% and 34.9% for the quarters ended March 31, 2014, and 2013, respectively.

Summary Balance Sheet

(in thousands)	March 31, 2014	December 31, 2013	Increase (decrease)
Total cash and cash equivalents	$137,651	$210,569	$(72,918)	(34.6)%
Securities available for sale	456,059	434,587	21,472	4.9%
Portfolio loans	2,173,988	2,137,313	36,675	1.7%
Purchase credit impaired loans	128,672	140,538	(11,866)	(8.4)%
Total assets	3,139,951	3,170,197	(30,246)	(1.0)%
Deposits	2,452,118	2,534,953	(82,835)	(3.3)%
Total liabilities	2,848,502	2,890,492	(41,990)	(1.5)%
Total shareholders' equity	291,449	279,705	11,744	4.2%

Assets

Loans by Type

The Company grants commercial, residential, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market. The following table summarizes the composition of the Company's loan portfolio:

(in thousands)	March 31, 2014	December 31, 2013	Increase (decrease)
Commercial and industrial	$1,060,368	$1,041,576	$18,792	1.8%
Commercial real estate - Investor owned	416,777	437,688	(20,911)	(4.8)%
Commercial real estate - Owner occupied	367,300	341,631	25,669	7.5%
Construction and land development	121,869	117,032	4,837	4.1%
Residential real estate	160,195	158,527	1,668	1.1%
Consumer and other	47,479	40,859	6,620	16.2%
Portfolio loans	$2,173,988	$2,137,313	$36,675	1.7%
Purchase credit impaired loans	128,672	140,538	(11,866)	(8.4)%
Total loans	$2,302,660	$2,277,851	$24,809	1.1%

Portfolio loans totaled $2.2 billion at March 31, 2014, increasing $36.7 million, compared to the linked quarter as the Company experienced continued growth in the Commercial and Industrial ("C&I"), as well as its Owner Occupied Commercial real estate and Consumer portfolios given the Company's focus on these types of customers and their business. PCI loans totaled $129 million at March 31, 2014, a decrease of $11.9 million, or 8%, from the linked fourth quarter, primarily as a result of principal paydowns and accelerated loan payoffs.

Provision and Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended March 31,
(in thousands)	2014	2013
Allowance at beginning of period, for portfolio loans	$27,289	$34,330
Loans charged off:
Commercial and industrial	(474)	(206)
Real estate:
Commercial	(586)	(3,364)
Construction and Land Development	(305)	(190)
Residential	—	(986)
Consumer and other	(4)	(34)
Total loans charged off	(1,369)	(4,780)
Recoveries of loans previously charged off:
Commercial and industrial	187	298
Real estate:
Commercial	42	341
Construction and Land Development	688	14
Residential	41	396
Consumer and other	—	—
Total recoveries of loans	958	1,049
Net loan chargeoffs	(411)	(3,731)
Provision for loan losses	1,027	1,853
Allowance at end of period, for portfolio loans	$27,905	$32,452

Allowance at beginning of period, for purchase credit impaired loans	$15,438	$11,547
Loans charged off	(155)	(178)
Recoveries of loans	—	—
Other	(74)	(112)
Net loan chargeoffs	(229)	(290)
Provision for loan losses	3,304	2,256
Allowance at end of period, for purchase credit impaired loans	$18,513	$13,513

Total Allowance at end of period	$46,418	$45,965

Excludes purchase credit impaired loans
Average loans	$2,143,449	$2,101,933
Total portfolio loans	2,173,988	2,085,872
Net chargeoffs to average loans	0.08%	0.72%
Allowance for loan losses to loans	1.28	1.56

The provision for loan losses on portfolio loans for the three months ended March 31, 2014 was $1.0 million compared to $1.9 million for the comparable 2013 period. The decrease in the loan loss provision in the first quarter of 2014 was primarily due to continued improvements in credit quality including lower charge-offs and lower levels of classified loans.

For PCI loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision for loan losses on PCI loans for the three months was $3.3 million compared to $2.3 million for the comparable 2013 periods.

The allowance for loan losses on portfolio loans was 1.28% of total loans at March 31, 2014, flat when compared to December 31, 2013, and 1.56% at March 31, 2013. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Non-accrual loans	$14,040	$20,163	$30,374
Loans past due 90 days or more and still accruing interest	—	—	1,843
Restructured loans	1,468	677	5
Total nonperforming loans	15,508	20,840	32,222
Foreclosed property (1)	10,001	7,576	7,202
Total nonperforming assets (1)	$25,509	$28,416	$39,424

Excludes assets covered under FDIC loss share
Total assets (1)	$3,139,951	$3,170,197	$3,123,928
Total portfolio loans	2,173,988	2,137,313	2,085,872
Total loans plus foreclosed property	2,183,989	2,144,889	2,093,074
Nonperforming loans to total loans	0.71%	0.98%	1.54%
Nonperforming assets to total loans plus foreclosed property	1.17	1.32	1.88
Nonperforming assets to total assets (1)	0.81	0.90	1.26

Allowance for loans not covered under FDIC loss share to nonperforming loans	180%	131%	101%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Purchase Credit Impaired ("PCI") Loans for more information on these loans.

Nonperforming loans at March 31, 2014 were $15.5 million, a decrease from $20.8 million at December 31, 2013, and $32.2 million at March 31, 2013. The nonperforming loans are comprised of approximately 17 relationships, with the largest from a $2.9 million Commercial and Industrial loan. The top five relationships comprise 67% of the nonperforming loans. Approximately 46% of nonperforming loans were located in the St. Louis market, 35% were located in the Kansas City market, and 19% were located in the Arizona market. At March 31, 2014, there was 1 performing restructured loan in the amount of $0.6 million that has been excluded from the nonperforming loan amounts.

Nonperforming loans represented 0.71% of portfolio loans at March 31, 2014, versus 0.98% at December 31, 2013 and 1.54% at March 31, 2013.

Nonperforming loans based on loan type were as follows:

	2014	2013
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Construction and Land Development	$7,729	$9,484	$6,499	$4,396	$5,387
Commercial Real Estate	2,910	7,417	11,021	12,439	16,495
Residential Real Estate	430	559	675	2,432	2,528
Commercial & Industrial	4,439	3,380	5,974	6,681	7,812
Consumer & Other	—	—	—	—	—
Total	$15,508	$20,840	$24,169	$25,948	$32,222

The following table summarizes the changes in nonperforming loans by quarter.

	2014	2013
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Nonperforming loans beginning of period	$20,840	$24,169	$25,948	$32,222	$38,727
Additions to nonaccrual loans	2,571	4,417	9,765	3,393	4,590
Additions to restructured loans	790	677	—	—	—
Chargeoffs	(1,369)	(2,332)	(2,514)	(752)	(4,780)
Other principal reductions	(2,457)	(2,046)	(3,650)	(2,664)	(6,115)
Moved to Other real estate	(4,722)	(101)	(5,257)	(2,179)	(225)
Moved to performing	(145)	(3,944)	(123)	(2,229)	(1,818)
Loans past due 90 days or more and still accruing interest	—	—	—	(1,843)	1,843
Nonperforming loans end of period	$15,508	$20,840	$24,169	$25,948	$32,222

Other real estate

Other real estate at March 31, 2014, was $24.9 million, compared to $23.3 million at December 31, 2013, and $24.8 million at March 31, 2013. Approximately 60% of total Other real estate, or $14.9 million, is covered by FDIC loss share agreements.

The following table summarizes the changes in Other real estate.

	2014	2013
(in thousands)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Other real estate beginning of period	$23,252	$28,125	$25,363	$24,807	$26,500
Additions and expenses capitalized to prepare property for sale	4,722	188	5,257	2,179	225
Additions from FDIC assisted transactions	—	1,319	4,951	5,135	3,369
Writedowns in value	(536)	(698)	(741)	(977)	(1,080)
Sales	(2,539)	(5,682)	(6,705)	(5,781)	(4,207)
Other real estate end of period	$24,899	$23,252	$28,125	$25,363	$24,807

At March 31, 2014, Other real estate was comprised of 43 properties, with the largest being a $3.0 million commercial property in the Kansas City region.

Writedowns in fair value were recorded in Loan legal and other real estate expense or are charged-off existing loan balances based on current market activity shown in the appraisals. In addition, for the three months ended March 31, 2014, the Company realized a net gain of $0.7 million on the sale of other real estate and recorded these gains as part of Noninterest income.

Liabilities

Liabilities totaled $2.8 billion at March 31, 2014, a decrease of $42 million from $2.9 billion at December 31, 2013. The decrease in liabilities was primarily due to a decrease in the Company's total deposits of $83 million, or 3%, during the period. Additionally, to further lower its cost of funds during the quarter, the Company converted the remaining $5.0 million, 9% coupon, trust preferred securities to shares of common stock, and prepaid $3.6 million of its Term Loan with another financial institution. These decreases in liabilities were offset by $80 million in incremental short-term FHLB advances.

Deposits

(in thousands)	March 31, 2014	December 31, 2013	Increase (decrease)
Demand deposits	$612,715	$653,686	$(40,971)	(6.3)%
Interest-bearing transaction accounts	221,816	219,802	2,014	0.9%
Money market accounts	924,105	948,884	(24,779)	(2.6)%
Savings	80,731	79,666	1,065	1.3%
Certificates of deposit:
$100 and over	456,558	475,544	(18,986)	(4.0)%
Other	156,193	157,371	(1,178)	(0.7)%
Total deposits	$2,452,118	$2,534,953	$(82,835)	(3.3)%

Non-time deposits / total deposits	75%	75%

Total deposits at March 31, 2014 were $2.5 billion, a decrease of $82.8 million, or 3%, from December 31, 2013. The decrease in deposits from the linked quarter was primarily in our demand deposits, money market accounts and certificates of deposits primarily resulting from seasonality. During the quarter ending March 31, 2014, our cost of deposits essentially was maintained compared to the linked fourth quarter at 0.44% as compared to 0.42%, and improved significantly from the 0.49% for the prior year period.

Shareholders' Equity

Shareholders' Equity totaled $291.4 million at March 31, 2014, an increase of $11.7 million from December 31, 2013. Significant activity during the three months ended March 31, 2014 included:

•	Net income of $5.8 million,

•	Other comprehensive income of $1.8 million from the change in unrealized gain/loss on available-for-sale investment securities

•	The conversion of $5.0 million of trust preferred securities to common stock

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $9.3 million will be sufficient to meet all projected cash needs for at least the next year.

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

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with proceeds used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. The outstanding balance under the Term Loan was $6.6 million and $10.5 million at March 31, 2014, and December 31, 2013, respectively. The Term Loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan agreement. In the first quarter of 2014, the Company prepaid $3.6 million to reduce the interest rate by 50 basis points. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company was in compliance in all material respects with all relevant covenants under the Term Loan at March 31, 2014.

As of March 31, 2014, the Company had $56.8 million of outstanding subordinated debentures as part of seven trust preferred securities pools. On March 14, 2014 the Company converted the remaining $5.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of this transaction the Company reduced its long-term debt by $5.0 million and issued 287,852 shares of common stock. The trust preferred securities are classified as debt but are currently included in regulatory capital and the related interest expense is tax-deductible. Regulations recently finalized by the Federal Reserve Board to implement the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain their Tier 1 capital status.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at March 31, 2014, the Bank could borrow an additional $235.5 million from the FHLB of Des Moines under blanket loan pledges and has an additional $607.0 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $456.1 million of the securities available for sale at March 31, 2014, $270.1 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $186.0 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of March 31, 2014, the Bank had $48.2 million of reciprocal CDARS money market sweep balances and $17.1 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At March 31, 2014, we had no outstanding “one-way buy” deposits. In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $823.0 million in unused commitments as of March 31, 2014. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of March 31, 2014, and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at March 31, 2014, and December 31, 2013.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Tier 1 capital to risk weighted assets	12.39%	12.52%
Total capital to risk weighted assets	13.65%	13.78%
Tier 1 common equity to risk weighted assets	10.22%	10.08%
Leverage ratio (Tier 1 capital to average assets)	10.29%	9.94%
Tangible common equity to tangible assets	8.25%	7.78%
Tier 1 capital	$313,801	$308,490
Total risk-based capital	$345,631	$339,433

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

Tangible common equity ratio

(In thousands)	March 31, 2014	December 31, 2013
Total shareholders' equity	$291,449	$279,705
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(5,092)	(5,418)
Tangible common equity	$256,023	$243,953

Total assets	$3,139,951	$3,170,197
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(5,092)	(5,418)
Tangible assets	$3,104,525	$3,134,445

Tangible common equity to tangible assets	8.25%	7.78%

Tier 1 common equity ratio

(In thousands)	March 31, 2014	December 31, 2013
Total shareholders' equity	$291,449	$279,705
Less: Goodwill	(30,334)	(30,334)
Less: Intangible assets	(5,092)	(5,418)
Plus (Less): Unrealized losses (gains)	2,623	4,380
Plus: Qualifying trust preferred securities	55,100	60,100
Other	55	57
Tier 1 capital	$313,801	$308,490
Less: Qualifying trust preferred securities	(55,100)	(60,100)
Tier 1 common equity	$258,701	$248,390

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,531,899	2,463,605

Tier 1 common equity to risk weighted assets	10.22%	10.08%

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

Net Interest Margin to Core Net Interest Margin

(In thousands)	Three months ended March 31,
	2014	2013
Net interest income (fully tax equivalent)	$30,803	$37,422
Less: Incremental accretion income	(6,664)	(11,363)
Core net interest income	$24,139	$26,059

Average earning assets	$2,848,514	$2,976,054
Reported net interest margin	4.39%	5.10%
Core net interest margin	3.44%	3.55%

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	+ 6.9%
+ 200 bp	+ 4.4%
+ 100 bp	+ 1.7%
- 100 bp	- 0.9%

Interest rate simulations for March 31, 2014, demonstrate that a rising rate environment will have a positive impact on net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Company's exposures to interest rate fluctuations and provide more stable spreads between loan yields and the rate on their funding sources. At March 31, 2014, the Company had $23.8 million in notional amount of outstanding interest rate caps, to help manage interest rate risk. Derivative financial instruments are also discussed in Part I, Item 1, Note 7 - Derivative Financial Instruments.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of March 31, 2014. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance of the achievement of the objectives described above.

Changes to Internal Controls

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1, Note 6 Commitments and Contingencies.

ITEM 1A: RISK FACTORS

For information regarding risk factors affecting the Company, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Report on Form 10-Q, and Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the risk factors described in such Annual Report on Form 10-K.

ITEM 6: EXHIBITS

Exhibit Number	Description
Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of Registrant and its consolidated subsidiaries.

*10.1.1
Key Executive Employment Agreement dated effective as of September 24, 2008, by and between Registrant and Peter F. Benoist (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 30, 2008), amended by that First Amendment of Executive Employment Agreement dated as of December 19, 2008 (incorporated herein by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008), amended by that Second Amendment of Executive Employment Agreement dated as of March 25, 2013 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 26, 2013), and amended by that Third Amendment of Executive Employment Agreement dated as of February 4, 2014 (incorporated by reference herein to Exhibit 10.1.3 to Registrant's Annual Report on Form 10-K filed on March 17, 2014).

*10.1.2	Restricted Stock Unit Agreement by and between Registrant and Keene S. Turner (filed herewith).

*10.1.3	Form of Enterprise Financial Services Corp LTIP Grant Agreement (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends (filed herewith).

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) (filed herewith).

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) (filed herewith).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at March 31, 2014 and December 31, 2013; (ii) Consolidated Statement of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Financial Statements.

* Management contract or compensatory plan or arrangement.

** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 2, 2014.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer