Form 10-Q
period 2014-06-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2014-07-29
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of July 25, 2014, the Registrant had 19,773,427 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$32,993	$19,573
Federal funds sold	44	76
Interest-bearing deposits (including $1,250 and $990 pledged as collateral)	89,392	190,920
Total cash and cash equivalents	122,429	210,569
Interest-bearing deposits greater than 90 days	5,300	5,300
Securities available for sale	448,049	434,587
Loans held for sale	5,375	1,834
Portfolio loans	2,251,102	2,137,313
Less: Allowance for loan losses	28,422	27,289
Portfolio loans, net	2,222,680	2,110,024
Purchase credit impaired loans, net of the allowance for loan losses ($17,539 and $15,438, respectively)	100,965	125,100
Total loans, net	2,323,645	2,235,124
Other real estate not covered under FDIC loss share	7,613	7,576
Other real estate covered under FDIC loss share	12,821	15,676
Other investments, at cost	16,110	12,605
Fixed assets, net	17,930	18,180
Accrued interest receivable	7,009	7,303
State tax credits, held for sale, including $14,985 and $16,491 carried at fair value, respectively	45,529	48,457
FDIC loss share receivable	25,508	34,319
Goodwill	30,334	30,334
Intangible assets, net	4,767	5,418
Other assets	103,022	102,915
Total assets	$3,175,441	$3,170,197

Liabilities and Shareholders' Equity
Demand deposits	$675,301	$653,686
Interest-bearing transaction accounts	235,142	219,802
Money market accounts	872,681	948,884
Savings	84,206	79,666
Certificates of deposit:
$100 and over	454,328	475,544
Other	143,792	157,371
Total deposits	2,465,450	2,534,953
Subordinated debentures	56,807	62,581
Federal Home Loan Bank advances	153,600	50,000
Other borrowings	165,943	203,831
Notes payable	6,300	10,500
Accrued interest payable	862	957
Other liabilities	24,915	27,670
Total liabilities	2,873,877	2,890,492

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,840,568 and 19,399,709 shares issued, respectively	198	194
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	206,232	200,258
Retained earnings	96,298	85,376
Accumulated other comprehensive income (loss)	579	(4,380)
Total shareholders' equity	301,564	279,705
Total liabilities and shareholders' equity	$3,175,441	$3,170,197
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$29,743	$35,585	$61,187	$74,934
Interest on debt securities:
Taxable	2,189	2,054	4,355	4,167
Nontaxable	299	305	598	606
Interest on interest-bearing deposits	36	46	102	93
Dividends on equity securities	42	71	91	171
Total interest income	32,309	38,061	66,333	79,971
Interest expense:
Interest-bearing transaction accounts	110	123	222	261
Money market accounts	700	752	1,442	1,634
Savings	50	56	99	115
Certificates of deposit:
$100 and over	1,336	1,429	2,662	2,881
Other	419	460	843	946
Subordinated debentures	303	949	710	1,901
Federal Home Loan Bank advances	456	730	855	1,464
Notes payable and other borrowings	193	254	392	562
Total interest expense	3,567	4,753	7,225	9,764
Net interest income	28,742	33,308	59,108	70,207
Provision for portfolio loan losses	1,348	(4,295)	2,375	(2,442)
Provision for purchase credit impaired loan losses	(470)	(2,278)	2,834	(22)
Net interest income after provision for loan losses	27,864	39,881	53,899	72,671
Noninterest income:
Wealth Management revenue	1,715	1,778	3,437	3,721
Service charges on deposit accounts	1,767	1,724	3,505	3,257
Other service charges and fee income	702	661	1,339	1,308
Gain on sale of other real estate	717	362	1,400	1,090
Gain on state tax credits, net	207	39	704	906
Gain on sale of investment securities	—	—	—	684
Change in FDIC loss share receivable	(2,742)	(6,713)	(5,152)	(10,798)
Miscellaneous income	1,039	472	2,094	1,069
Total noninterest income	3,405	(1,677)	7,327	1,237
Noninterest expense:
Employee compensation and benefits	11,853	10,766	23,969	22,229
Occupancy	1,675	1,693	3,315	3,609
Data processing	1,125	936	2,251	1,857
FDIC and other insurance	761	833	1,460	1,692
Loan legal and other real estate expense	1,040	2,075	2,174	2,108
Professional fees	592	928	1,859	2,353
Other	3,399	3,916	6,519	7,584
Total noninterest expense	20,445	21,147	41,547	41,432

Income before income tax expense	10,824	17,057	19,679	32,476
Income tax expense	3,664	6,024	6,671	11,403
Net income	$7,160	$11,033	$13,008	$21,073

Earnings per common share
Basic	$0.36	$0.61	$0.66	$1.17
Diluted	0.36	0.58	0.66	1.11
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$7,160	$11,033	$13,008	$21,073
Other comprehensive income (loss), net of tax:
Unrealized gain/(loss) on investment securities available for sale arising during the period, net of income tax expense/(benefit) for three months of $1,988, and $(5,155), and for six months of $3,079 and ($6,314), respectively.	3,202	(8,098)	4,959	(9,920)
Less reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $0, and $0, and for the six months of $0, and $267, respectively.	—	—	—	(417)
Total other comprehensive income (loss)	3,202	(8,098)	4,959	(10,337)
Total comprehensive income	$10,362	$2,935	$17,967	$10,736

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2014	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	13,008	—	13,008
Other comprehensive income	—	—	—	—	—	4,959	4,959
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(2,086)	—	(2,086)
Issuance under equity compensation plans, 153,007 shares	—	1	—	(650)	—	—	(649)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	1,524	—	—	1,524
Excess tax benefit related to equity compensation plans	—	—	—	101	—	—	101
Balance June 30, 2014	$—	$198	$(1,743)	$206,232	$96,298	$579	$301,564

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2013	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	21,073	—	21,073
Other comprehensive loss	—	—	—	—	—	(10,337)	(10,337)
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(1,904)	—	(1,904)
Repurchase of common stock warrants	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 211,314 shares	—	2	—	2,262	—	—	2,264
Share-based compensation	—	—	—	1,788	—	—	1,788
Excess tax benefit related to equity compensation plans	—	—	—	52	—	—	52
Balance June 30, 2013	$—	$183	$(1,743)	$176,395	$75,387	$(2,547)	$247,675

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$13,008	$21,073
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,077	1,360
Provision for loan losses	5,209	(2,464)
Deferred income taxes	3,257	1,267
Net amortization of debt securities	1,910	3,299
Amortization of intangible assets	651	930
Gain on sale of investment securities	—	(684)
Mortgage loans originated for sale	(31,543)	(34,645)
Proceeds from mortgage loans sold	28,184	39,474
Gain on sale of other real estate	(1,400)	(1,090)
Gain on state tax credits, net	(704)	(906)
Excess tax benefit of share-based compensation	(101)	—
Share-based compensation	1,524	1,788
Valuation adjustment on other real estate	590	754
Net accretion of loan discount and indemnification asset	(5,818)	(8,725)
Changes in:
Accrued interest receivable	294	(737)
Accrued interest payable	(95)	(238)
Prepaid FDIC insurance	—	2,607
Other assets	(8,250)	(11,002)
Other liabilities	(2,754)	(5,683)
Net cash provided by operating activities	5,039	6,378
Cash flows from investing activities:
Net (increase) decrease in loans	(87,491)	65,771
Net cash proceeds received from FDIC loss share receivable	4,212	7,442
Proceeds from the sale of debt and equity securities, available for sale	—	122,894
Proceeds from the maturity of debt and equity securities, available for sale	22,519	50,468
Proceeds from the redemption of other investments	8,409	15,689
Proceeds from the sale of state tax credits held for sale	3,639	8,126
Proceeds from the sale of other real estate	8,754	9,925
Payments for the purchase/origination of:
Available for sale debt and equity securities	(29,853)	(23,700)
Other investments	(11,914)	(20,858)
Bank owned life insurance	—	(20,000)
State tax credits held for sale	—	(1,365)
Fixed assets	(828)	(834)
Net cash (used in) provided by investing activities	(82,553)	213,558
Cash flows from financing activities:
Net increase/(decrease) in noninterest-bearing deposit accounts	21,614	(68,527)
Net decrease in interest-bearing deposit accounts	(91,118)	(222,091)
Proceeds from Federal Home Loan Bank advances	278,600	459,000
Repayments of Federal Home Loan Bank advances	(175,000)	(348,000)
Repayments of notes payable	(4,200)	(600)
Repayments of subordinated debentures	—	(2,000)
Net decrease in other borrowings	(37,888)	(55,158)
Cash dividends paid on common stock	(2,086)	(1,904)
Excess tax benefit of share-based compensation	101	52
Payments for the repurchase of common stock warrants	—	(1,006)
Employee stock issuances, net	(649)	2,264
Net cash used by financing activities	(10,626)	(237,970)
Net (decrease) increase in cash and cash equivalents	(88,140)	(18,034)
Cash and cash equivalents, beginning of period	210,569	116,370
Cash and cash equivalents, end of period	$122,429	$98,336
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,320	$10,002
Income taxes	8,498	16,936
Noncash transactions:
Transfer to other real estate owned in settlement of loans	6,158	10,908
Sales of other real estate financed	1,107	2,881
Issuance of common stock from Trust Preferred Securities conversion	5,002	—
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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income as reported	$7,160	$11,033	$13,008	$21,073

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	—	354	66	709
Net income available to common shareholders and assumed conversions	$7,160	$11,387	$13,074	$21,782

Weighted average common shares outstanding	19,824	18,119	19,673	18,052
Incremental shares from assumed conversions of convertible trust preferred securities	—	1,439	115	1,439
Additional dilutive common stock equivalents	139	153	168	115
Weighted average diluted common shares outstanding	19,963	19,711	19,956	19,606

Basic earnings per common share:	$0.36	$0.61	$0.66	$1.17
Diluted earnings per common share:	$0.36	$0.58	$0.66	$1.11

For the three months ended June 30, 2014 and 2013, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 289,469, and 551,667 common stock equivalents, respectively. For the six months ended June 30, 2014 and 2013, the amount of common stock equivalents that were excluded from the earnings per share calculations because their effect was anti-dilutive was 286,469, and 547,356 common stock equivalents (including 14,324 common stock warrants), respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	June 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$92,289	$806	$(124)	$92,971
Obligations of states and political subdivisions	49,301	1,474	(842)	49,933
Agency mortgage-backed securities	305,396	3,852	(4,103)	305,145
	$446,986	$6,132	$(5,069)	$448,049

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$93,218	$700	$(388)	$93,530
Obligations of states and political subdivisions	49,721	983	(1,761)	48,943
Agency mortgage-backed securities	298,623	2,675	(9,184)	292,114
	$441,562	$4,358	$(11,333)	$434,587

At June 30, 2014, and December 31, 2013, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $244.6 million and $270.1 million at June 30, 2014, and December 31, 2013, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,214	$2,248
Due after one year through five years	108,727	110,065
Due after five years through ten years	22,425	22,767
Due after ten years	8,224	7,824
Mortgage-backed securities	305,396	305,145
	$446,986	$448,049

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	June 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$—	$—	$24,870	$124	$24,870	$124
Obligations of states and political subdivisions	$1,180	$3	$17,047	$839	$18,227	$842
Agency mortgage-backed securities	4,152	11	136,626	4,092	140,778	4,103
	$5,332	$14	$178,543	$5,055	$183,875	$5,069

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$30,221	$388	$—	$—	$30,221	$388
Obligations of states and political subdivisions	17,141	952	7,168	809	24,309	1,761
Agency mortgage-backed securities	159,999	7,338	21,437	1,846	181,436	9,184
	$207,361	$8,678	$28,605	$2,655	$235,966	$11,333

The unrealized losses at both June 30, 2014, and December 31, 2013, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At June 30, 2014, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Gross gains realized	$—	$—	$—	$866
Gross losses realized	—	—	—	(182)
Proceeds from sales	—	—	—	122,894

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at June 30, 2014, and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Real Estate Loans:
Construction and land development	$137,043	$117,032
Commercial real estate - Investor owned	386,088	437,688
Commercial real estate - Owner occupied	369,383	341,631
Residential real estate	173,964	158,527
Total real estate loans	$1,066,478	$1,054,878
Commercial and industrial	1,135,069	1,041,576
Consumer and other	48,476	39,838
Portfolio loans	$2,250,023	$2,136,292
Unearned loan costs, net	1,079	1,021
Portfolio loans, including unearned loan costs	$2,251,102	$2,137,313

The Company grants commercial, real estate, and consumer loans primarily in the St. Louis, Kansas City and Phoenix metropolitan areas. The Company has a diversified loan portfolio, with no particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate. The ability of the Company’s borrowers to honor their contractual obligations is partially dependent upon the local economy and its effect on the real estate market.

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through June 30, 2014, and at December 31, 2013, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$27,289
Provision charged to expense	899	589	(9)	(532)	16	64	1,027
Losses charged off	(474)	(336)	(250)	(305)	—	(4)	(1,369)
Recoveries	187	8	34	688	41	—	958
Balance at March 31, 2014	$12,858	$4,357	$6,375	$1,987	$2,076	$252	$27,905
Provision charged to expense	3,068	(262)	(2,064)	132	412	62	1,348
Losses charged off	(1,005)	(88)	—	—	—	—	(1,093)
Recoveries	154	14	19	36	39	—	262
Balance at June 30, 2014	$15,075	$4,021	$4,330	$2,155	$2,527	$314	$28,422

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Balance June 30, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$1,178	$298	$—	$375	$10	$—	$1,861
Collectively evaluated for impairment	13,897	3,723	4,330	1,780	2,517	314	26,561
Total	$15,075	$4,021	$4,330	$2,155	$2,527	$314	$28,422
Loans - Ending Balance:
Individually evaluated for impairment	$4,649	$4,276	$5,174	$7,422	$544	$—	$22,065
Collectively evaluated for impairment	1,130,420	365,107	380,914	129,621	173,420	49,555	2,229,037
Total	$1,135,069	$369,383	$386,088	$137,043	$173,964	$49,555	$2,251,102

Balance at December 31, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$736	$107	$—	$703	$4	$—	$1,550
Collectively evaluated for impairment	11,510	3,989	6,600	1,433	2,015	192	25,739
Total	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$27,289
Loans - Ending Balance:
Individually evaluated for impairment	$3,380	$606	$6,811	$9,484	$559	$—	$20,840
Collectively evaluated for impairment	1,038,196	341,025	430,877	107,548	157,968	40,859	2,116,473
Total	$1,041,576	$341,631	$437,688	$117,032	$158,527	$40,859	$2,137,313

A summary of Portfolio loans individually evaluated for impairment by category at June 30, 2014, and December 31, 2013, is as follows:

	June 30, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$6,229	$4,059	$—	$4,059	$933	$4,315
Real Estate:
Commercial - Owner Occupied	3,315	778	1,310	2,088	298	1,229
Commercial - Investor Owned	5,174	—	5,174	5,174	—	3,623
Construction and Land Development	7,917	441	6,981	7,422	375	7,902
Residential	545	31	513	544	10	540
Consumer & Other	—	—	—	—	—	391
Total	$23,180	$5,309	$13,978	$19,287	$1,616	$18,000

	December 31, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,377	$—	$3,384	$3,384	$736	$6,574
Real Estate:
Commercial - Owner Occupied	606	201	421	622	107	1,868
Commercial - Investor Owned	8,033	7,190	—	7,190	—	11,348
Construction and Land Development	10,668	7,383	2,419	9,802	703	5,770
Residential	559	348	221	569	4	1,930
Consumer & Other	—	—	—	—	—	—
Total	$24,243	$15,122	$6,445	$21,567	$1,550	$27,490

There were no loans over 90 days past due and still accruing interest at June 30, 2014. If interest on impaired loans would have been accrued based upon the original contractual terms, such income would have been $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively. The cash amount collected and recognized as interest income on impaired loans was $9,200 and $32,000 for the three and six months ended June 30, 2014, respectively. There was $6,000 and $15,000 of interest income recognized on impaired loans continuing to accrue interest for the three and six months ended June 30, 2014 and $29,000 of interest income for the six months ended June 30, 2013. There was no interest income recognized on impaired loans continuing to accrue interest for the three months ended June 30, 2013. At June 30, 2014, there were no unadvanced commitments on impaired loans. Other liabilities include approximately $0.2 million for estimated losses attributable to the unadvanced commitments.

The recorded investment in impaired Portfolio loans by category at June 30, 2014, and December 31, 2013, is as follows:

	June 30, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$4,103	$—	$—	$4,103
Real Estate:
Commercial - Investor Owned	4,693	597	—	5,290
Commercial - Owner Occupied	1,559	780	—	2,339
Construction and Land Development	7,919	—	—	7,919
Residential	431	125	—	556
Consumer & Other	—	—	—	—
Total	$18,705	$1,502	$—	$20,207

	December 31, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$3,384	$—	$—	$3,384
Real Estate:
Commercial - Investor Owned	6,511	678	—	7,189
Commercial - Owner Occupied	622	—	—	622
Construction and Land Development	9,802	—	—	9,802
Residential	569	—	—	569
Consumer & Other	—	—	—	—
Total	$20,888	$678	$—	$21,566

The recorded investment by category for the Portfolio loans that have been restructured during the three and six months ended June 30, 2014 and 2013, is as follows:

	Three months ended June 30, 2014			Three months ended June 30, 2013
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	—	$—	$—	—	$—	$—
Real Estate:
Commercial - Owner Occupied	—	—	—	—	—	—
Commercial - Investor Owned	1	603	603	—	—	—
Construction and Land Development	—	—	—	—	—	—
Residential	1	125	125	—	—	—
Consumer & Other	—	—	—	—	—	—
Total	2	$728	$728	—	$—	$—

	Six months ended June 30, 2014			Six months ended June 30, 2013
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	—	$—	$—	1	$5	$—
Real Estate:
Commercial - Owner Occupied	2	1,292	1,042	—	—	—
Commercial - Investor Owned	1	603	603	—	—	—
Construction and Land Development	—	—	—	—	—	—
Residential	1	125	125	—	—	—
Consumer & Other	—	—	—	—	—	—
Total	4	$2,020	$1,770	1	$5	$—

The restructured Portfolio loans resulted from interest rate concessions and changing the terms of the loans. As of June 30, 2014, the Company allocated $0.3 million of specific reserves to the loans that have been restructured.

There were no Portfolio loans that have been restructured and subsequently defaulted in the six months ended June 30, 2014 and 2013.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at June 30, 2014, and December 31, 2013, is shown below.

	June 30, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$1,155	$—	$1,155	$1,133,914	$1,135,069
Real Estate:
Commercial - Owner Occupied	335	1,155	1,490	367,893	369,383
Commercial - Investor Owned	—	4,577	4,577	381,511	386,088
Construction and Land Development	—	5,956	5,956	131,087	137,043
Residential	600	201	801	173,163	173,964
Consumer & Other	—	—	—	49,555	49,555
Total	$2,090	$11,889	$13,979	$2,237,123	$2,251,102

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$229	$—	$229	$1,041,347	$1,041,576
Real Estate:
Commercial - Owner Occupied	—	428	428	341,203	341,631
Commercial - Investor Owned	—	6,132	6,132	431,556	437,688
Construction and Land Development	464	7,344	7,808	109,224	117,032
Residential	237	213	450	158,077	158,527
Consumer & Other	—	—	—	40,859	40,859
Total	$930	$14,117	$15,047	$2,122,266	$2,137,313

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

The recorded investment by risk category of the Portfolio loans by portfolio class and category at June 30, 2014, which is based upon the most recent analysis performed, and December 31, 2013 is as follows:

	June 30, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$1,041,940	$59,877	$31,849	$1,403	$1,135,069
Real Estate:
Commercial - Owner Occupied	335,432	23,989	9,962	—	369,383
Commercial - Investor Owned	345,803	26,570	13,715	—	386,088
Construction and Land Development	108,462	16,748	11,392	441	137,043
Residential	157,245	7,711	9,008	—	173,964
Consumer & Other	49,145	57	353	—	49,555
Total	$2,038,027	$134,952	$76,279	$1,844	$2,251,102

	December 31, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$977,199	$40,265	$23,934	$178	$1,041,576
Real Estate:
Commercial - Owner Occupied	306,321	26,500	8,810	—	341,631
Commercial - Investor Owned	368,433	42,227	27,028	—	437,688
Construction and Land Development	87,812	17,175	11,582	463	117,032
Residential	143,613	8,240	6,674	—	158,527
Consumer & Other	40,852	3	4	—	40,859
Total	$1,924,230	$134,410	$78,032	$641	$2,137,313

NOTE 5 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS (FORMERLY REFERRED TO AS PORTFOLIO LOANS COVERED UNDER FDIC LOSS SHARE OR COVERED LOANS)

Below is a summary of PCI loans by category at June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Real Estate Loans:
Construction and land development	6.46	$7,885	6.84	$14,325
Commercial real estate - Investor owned	7.07	41,699	6.81	48,146
Commercial real estate - Owner occupied	6.58	30,396	6.75	32,525
Residential real estate	5.94	30,736	5.92	34,498
Total real estate loans		$110,716		$129,494
Commercial and industrial	6.93	7,300	6.87	9,271
Consumer and other	4.30	488	6.47	1,773
Portfolio loans		$118,504		$140,538

The aging of the recorded investment in past due PCI loans by portfolio class and category at June 30, 2014, and December 31, 2013, is shown below.

	June 30, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$395	$563	$958	$6,342	$7,300
Real Estate:
Commercial - Owner Occupied	65	3,612	3,677	26,719	30,396
Commercial - Investor Owned	109	5,935	6,044	35,655	41,699
Construction and Land Development	—	80	80	7,805	7,885
Residential	737	2,371	3,108	27,628	30,736
Consumer & Other	17	—	17	471	488
Total	$1,323	$12,561	$13,884	$104,620	$118,504

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$397	$573	$970	$8,301	$9,271
Real Estate:
Commercial - Owner Occupied	255	6,595	6,850	25,675	32,525
Commercial - Investor Owned	5,143	3,167	8,310	39,836	48,146
Construction and Land Development	32	4,198	4,230	10,095	14,325
Residential	639	5,276	5,915	28,583	34,498
Consumer & Other	—	—	—	1,773	1,773
Total	$6,466	$19,809	$26,275	$114,263	$140,538

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the six months ended June 30, 2014 and 2013.

(In thousands)	Contractual Cashflows	Less: Non-accretable Difference	Less: Accretable Yield	Carrying Amount
Balance January 1, 2014	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(18,089)	—	—	(18,089)
Accretion of loan discount	—	—	(8,601)	8,601
Changes in contractual and expected cash flows due to remeasurement	(3,871)	5	(5,693)	1,817
Reductions due to disposals	(25,552)	(5,440)	(3,648)	(16,464)
Balance June 30, 2014	$218,556	$82,003	$35,588	$100,965

Balance January 1, 2013	$386,966	$118,627	$78,768	$189,571
Principal reductions and interest payments	(23,628)	—	—	(23,628)
Accretion of loan discount	—	—	(13,735)	13,735
Changes in contractual and expected cash flows due to remeasurement	(2,595)	(14,136)	5,995	5,546
Reductions due to disposals	(56,473)	(21,463)	(8,604)	(26,406)
Balance June 30, 2013	$304,270	$83,028	$62,424	$158,818

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the six months ended June 30, 2014 is as follows:

(In thousands)	June 30, 2014
Balance at beginning of period	$34,319
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(4,212)
FDIC reimbursable losses, net	553
Adjustments reflected in income:
Amortization, net	(4,753)
Loan impairment	2,259
Reductions for payments on covered assets in excess of expected cash flows	(2,658)
Balance at end of period	$25,508

Due to continued favorable projections in the expected cash flows, the Company continues to anticipate it will be required to pay the FDIC at the end of two of its loss share agreements. Accordingly, a liability of $1.6 million has been recorded at June 30, 2014. The liability will continue to be adjusted as part of the quarterly remeasurement process through the end of the loss share agreements.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2014, there were no unadvanced commitments on impaired loans compared to $0.1 million at December 31, 2013. Other liabilities include approximately $0.2 million at both June 30, 2014 and December 31, 2013 for estimated losses attributable to the unadvanced commitments.

The contractual amounts of off-balance-sheet financial instruments as of June 30, 2014, and December 31, 2013, are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$836,110	$804,420
Standby letters of credit	47,304	44,376

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at June 30, 2014, and December 31, 2013, approximately $69.3 million and $50.3 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. The type of collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing standby letters of credit is essentially the same as the risk involved in extending loans to customers. The remaining terms of standby letters of credit range from 1 month to 4 years at June 30, 2014.

Contingencies

The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, consolidated financial condition, results of operations or cash flows of the Company or any of its subsidiaries.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Instruments. The Company enters into certain derivative contracts to economically hedge state tax credits and certain loans. The table below summarizes the notional amounts and fair values of the derivative instruments used to manage risk.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate cap contracts	$23,800	$23,800	$2	$10	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes that were recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2014	2013	2014	2013
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$(8)	$11	$(8)	$10

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate swap contracts	$178,359	$185,213	$1,184	$990	$1,184	$990

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013. For the three and six months ended June 30, 2014 and 2013 the Company entered into derivative contracts with third parties to fully offset the client-related derivative instruments. Accordingly, there was no fair value adjustment recorded.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended June 30,		Six months ended June 30,
(in thousands)		2014	2013	2014	2013
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$—	$(68)	$—	$(173)

At June 30, 2014 and December 31, 2013, the Company had $1.2 million and $1.0 million, respectively, of counterparty credit exposure on derivatives. At June 30, 2014, and December 31, 2013, the Company had pledged cash of $1.3 million and $1.0 million, respectively, as collateral in connection with our interest rate swap agreements.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$92,971	$—	$92,971
Obligations of states and political subdivisions	—	46,882	3,051	49,933
Agency mortgage-backed securities	—	305,145	—	305,145
Total securities available for sale	$—	$444,998	$3,051	$448,049
State tax credits held for sale	—	—	14,985	14,985
Derivative financial instruments	—	1,186	—	1,186
Total assets	$—	$446,184	$18,036	$464,220

Liabilities
Derivative financial instruments	$—	$1,184	$—	$1,184
Total liabilities	$—	$1,184	$—	$1,184

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At June 30, 2014, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At June 30, 2014, of the $45.5 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $15.0 million were carried at fair value. The remaining $30.5 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2014 and 2013, respectively.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the six months or quarters ended June 30, 2014 or 2013.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the six months or quarters ended June 30, 2014 or 2013.

	Securities available for sale, at fair value
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$3,046	$3,051	$3,040	$3,049
Total (losses) gains:
Included in other comprehensive income	5	(12)	11	(10)
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	—	—
Ending balance	$3,051	$3,039	$3,051	$3,039

Change in unrealized (losses) gains relating to assets still held at the reporting date	$5	$(12)	$11	$(10)

	State tax credits held for sale
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$14,900	$20,053	$16,491	$23,020
Total gains:
Included in earnings	142	(51)	260	105
Purchases, sales, issuances and settlements:
Sales	(57)	(180)	(1,766)	(3,303)
Ending balance	$14,985	$19,822	$14,985	$19,822

Change in unrealized gains relating to assets still held at the reporting date	$130	$(99)	$(204)	$(773)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of June 30, 2014:

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended June 30, 2014	Total losses for the six months ended June 30, 2014
Impaired loans	$4,193	$—	$—	$4,193	$(1,093)	$(2,462)
Other real estate	5,444	—	—	5,444	(246)	(590)
Total	$9,637	$—	$—	$9,637	$(1,339)	$(3,052)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at June 30, 2014, and December 31, 2013.

	June 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$32,993	$32,993	$19,573	$19,573
Federal funds sold	44	44	76	76
Interest-bearing deposits	94,692	94,692	196,220	196,220
Securities available for sale	448,049	448,049	434,587	434,587
Other investments, at cost	16,110	16,110	12,605	12,605
Loans held for sale	5,375	5,375	1,834	1,834
Derivative financial instruments	1,186	1,186	1,000	1,000
Portfolio loans, net	2,323,645	2,319,524	2,235,124	2,232,134
State tax credits, held for sale	45,529	49,834	48,457	52,159
Accrued interest receivable	7,009	7,009	7,303	7,303

Balance sheet liabilities
Deposits	2,465,450	2,470,523	2,534,953	2,540,822
Subordinated debentures	56,807	33,857	62,581	39,358
Federal Home Loan Bank advances	153,600	157,155	50,000	54,137
Other borrowings	172,243	172,261	214,331	214,377
Derivative financial instruments	1,184	1,184	990	990
Accrued interest payable	862	862	957	957

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at June 30, 2014, and December 31, 2013:

	Estimated Fair Value Measurement at Reporting Date Using			Balance at June 30, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,319,524	$2,319,524
State tax credits, held for sale	$—	$—	$34,849	$34,849
Financial Liabilities:
Deposits	1,867,330	—	603,193	2,470,523
Subordinated debentures	—	33,857	—	33,857
Federal Home Loan Bank advances	—	157,155	—	157,155
Other borrowings	—	172,261	—	172,261

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,232,134	$2,232,134
State tax credits, held for sale	$—	$—	$35,668	$35,668
Financial Liabilities:
Deposits	1,902,038	—	638,784	2,540,822
Subordinated debentures	—	39,358	—	39,358
Federal Home Loan Bank advances	—	54,137	—	54,137
Other borrowings	—	214,377	—	214,377

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
The Banking operating segment also includes activities surrounding PCI loans and other assets acquired under FDIC loss share agreements.

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	Three months ended June 30,
Income Statement Information	2014
Net interest income (expense)	$29,109	$(24)	$(343)	$28,742
Provision for loan losses	878	—	—	878
Noninterest income	1,325	2,074	6	3,405
Noninterest expense	17,833	1,811	801	20,445
Income (loss) before income tax expense (benefit)	11,723	239	(1,138)	10,824

	2013
Net interest income (expense)	$34,404	$(133)	$(963)	$33,308
Provision for loan losses	(6,573)	—	—	(6,573)
Noninterest income	(3,487)	1,811	(1)	(1,677)
Noninterest expense	18,428	1,779	940	21,147
Income (loss) before income tax expense (benefit)	19,062	(101)	(1,904)	17,057

	Six months ended June 30,
Income Statement Information	2014
Net interest income (expense)	$59,929	$(42)	$(779)	$59,108
Provision for loan losses	5,209	—	—	5,209
Noninterest income	3,024	4,290	13	7,327
Noninterest expense	35,464	3,643	2,440	41,547
Income (loss) before income tax expense (benefit)	22,280	605	(3,206)	19,679

	2013
Net interest income (expense)	$72,261	$(126)	$(1,928)	$70,207
Provision for loan losses	(2,464)	—	—	(2,464)
Noninterest income	(3,442)	4,605	74	1,237
Noninterest expense	35,152	3,835	2,445	41,432
Income (loss) before income tax expense (benefit)	36,131	644	(4,299)	32,476

Balance Sheet Information	June 30, 2014		December 31, 2013
Total assets:
Banking	$3,064,332		$3,051,256
Wealth Management	92,946		101,026
Corporate and Intercompany	18,163		17,915
Total	3,175,441		3,170,197

NOTE 10 - NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first six months of 2014 compared to the financial condition as of December 31, 2013. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and six months ended June 30, 2014, compared to the same periods in 2013. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Summary

Below are highlights of our financial performance for the quarter and year to date period ended June 30, 2014 as compared to the linked quarter ended March 31, 2014 and prior year quarter and year to date period ended June 30, 2013.

(in thousands, except per share data)	For the Quarter Ended and At			For the Six Months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
EARNINGS
Total interest income	$32,309	$34,024	$38,061	$66,333	$79,971
Total interest expense	3,567	3,658	4,753	7,225	9,764
Net interest income	28,742	30,366	33,308	59,108	70,207
Provision for portfolio loans	1,348	1,027	(4,295)	2,375	(2,442)
Provision for purchase credit impaired loans	(470)	3,304	(2,278)	2,834	(22)
Net interest income after provision for loan losses	27,864	26,035	39,881	53,899	72,671

Fee income	5,108	5,277	4,564	10,385	10,282
Other noninterest income	(1,703)	(1,355)	(6,241)	(3,058)	(9,045)
Total noninterest income	3,405	3,922	(1,677)	7,327	1,237

Total noninterest expenses	20,445	21,102	21,147	41,547	41,432
Income before income tax expense	10,824	8,855	17,057	19,679	32,476
Income tax expense	3,664	3,007	6,024	6,671	11,403
Net income	$7,160	$5,848	$11,033	$13,008	$21,073

Basic earnings per share	0.36	0.30	0.61	0.66	1.17
Diluted earnings per share	0.36	0.30	0.58	0.66	1.11

Return on average assets	0.92%	0.77%	1.43%	0.84%	1.35%
Return on average common equity	9.65%	8.26%	17.76%	8.97%	17.34%
Efficiency ratio	63.60%	61.54%	66.86%	62.54%	57.99%
Net interest margin	4.04%	4.39%	4.75%	4.21%	4.93%

ASSET QUALITY
Net charge-offs	831	411	538	1,242	4,269
Nonperforming loans	19,287	15,508	25,948
Classified Assets	85,445	80,108	102,523
Nonperforming loans to total loans	0.86%	0.71%	1.25%
Nonperforming assets to total assets	0.85%	0.81%	1.10%
Allowance for loan losses to total loans	1.26%	1.28%	1.33%
Net charge-offs to average loans (annualized)	0.15%	0.08%	0.10%	0.11%	0.41%

During the quarter ended June 30, 2014 the Company noted the following :

•
The Company reported net income of $7.2 million for the three months ended June 30, 2014, compared to $5.8 million in the linked first quarter, and $11.0 million for the same period in 2013. The Company reported diluted earnings per share of $0.36, $0.30 and $0.58 in the same respective periods. The increase in net income from the linked first quarter is primarily due to impairment reversal on our provision for loan losses for PCI loans as well as reduced noninterest expenses in the current period as the company incurred lower loan legal and other real estate expenses, as well as lower professional fees. The decrease in net income from the prior year period is primarily due to a $6.6 million overall benefit in provision for loan losses recorded from improved credit quality on our portfolio loans over prior year periods as well as impairment reversal on our PCI loans.

•
Net interest income decreased $1.6 million in the second quarter of 2014 from the linked first quarter and $4.6 million from the prior year period, primarily due to lower balances on PCI loans and lower interest rates on newly originated loans. The decrease was partially offset by strong portfolio loan growth in the quarter as core net interest income increased modestly in the second quarter.

•
Nonperforming loans were 0.86% of portfolio loans at June 30, 2014, versus 0.71% of portfolio loans at March 31, 2014, and 1.25% at June 30, 2013. The Company's allowance for loan losses was 1.26% of loans at June 30, 2014, representing 147% of nonperforming loans, as compared to 1.28% at March 31, 2014 representing 131% of nonperforming loans, and 1.33% at June 30, 2013, representing 106% of nonperforming loans. Net charge-offs in the second quarter of 2014 were $0.8 million, representing an annualized rate of 0.15% of average loans, compared to net charge-offs of $0.4 million, an annualized rate of 0.08%, in the linked first quarter. Net charge-offs were $0.5 million, an annualized rate of 0.10%, in the second quarter of 2013.

•
Fee income which primarily includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity was relatively stable compared to the linked quarter and increased $0.5 million from the prior year period. The increase from the prior year period was primarily due to a $0.4 million increase in gains on the sale of other real estate as well as $0.2 million increase in gains on state tax credits.

•
Noninterest expenses were $20.4 million for the quarter ended June 30, 2014, compared to $21.1 million for both the linked quarter ended March 31, 2014 and prior year period ended June 30, 2013. Noninterest expenses have decreased when compared to both periods. The decrease from the linked quarter is primarily due to reduced employee compensation and benefit costs as well as lower professional fees. The decrease in noninterest expenses over the prior year period was primarily due to lower loan, legal and other real estate expenses from improved credit quality.

For the six month period ended June 30, 2014 the Company noted the following :

•
The Company reported net income of $13.0 million for the six months ended June 30, 2014, compared to $21.1 million for the same period in 2013. The Company reported diluted earnings per share of $0.66 and $1.11 in the same respective periods. The decrease in net income for the current year to date is due to the factors noted above as well as reduced revenue from our PCI loans, lower interest yields on our portfolio loans offsetting volume gains, as well as lower investment security gains.

•
Net interest income decreased $11.1 million in the six month period of 2014 from the comparable period in 2013. The decrease was due to lower balances and lower accelerated payments on PCI loans, lower prepayment fees on portfolio loans, and lower interest rates on newly originated loans. These items were offset by higher balances of portfolio loans and lower interest expense from the conversion of $25.0 million of trust preferred securities to common equity and early payoff of $30.0 million of FHLB borrowings, both of which carried relatively higher interest rates.

Income Before Income Tax Expense

Income before income tax expense on the Company's Core Bank and Covered assets for the three and six months ended June 30, 2014 and 2013 were as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income before income tax expense
Core Bank	$7,840	$12,741	$14,753	$20,691
Covered assets	2,984	4,316	4,926	11,785
Total	$10,824	$17,057	$19,679	$32,476

Income before income tax expense for the Core Bank represents results without direct income and expenses related to Covered assets, as well as an internal estimate of associated asset funding costs for those covered assets. Core Bank pre-tax income declined $4.9 million, or 38%, in the quarter as the Company recorded a benefit in provision for portfolio loan losses of $4.3 million in the prior year period compared to $1.3 million of provision expense in the current year quarter. Income from our Covered assets declined $1.3 million, or 31%, from declining balances in our PCI loans, reduced impairment reversal reflected in provision for loan losses, as well as reduced net interest income primarily from a reduction in accelerated cash flows.

Core Bank pre-tax income declined $5.9 million, or 29%, in the six month period ended June 30, 2014 as compared to the prior year period as the Company recorded a benefit in provision for portfolio loan losses of $2.4 million in the prior year period and the Company's interest income was reduced from lower loan yields on originations. Income from our Covered assets declined $6.9 million, or 58%, from declining balances in our PCI loans, overall impairment reversal reflected in provision for loan losses in the prior year period, as well as reduced net interest income primarily from a reduction in accelerated cash flows.

The Core net interest margin, defined as the Net interest margin (fully tax equivalent), including contractual interest on Covered loans, but excluding the incremental accretion on these loans, for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Core net interest margin	3.39%	3.56%	3.42%	3.55%

The Core net interest margin has declined in both the three and six months ended June 30, 2014. The decline was due to lower loan yields from lower prepayment fees, lower balances of PCI loans which have higher contractual interest rates, as well as originations at lower interest rates. This was partially offset by lower costs of interest bearing liabilities including lower deposit costs and lower cost of borrowings from the aforementioned FHLB prepayment and conversion of $25.0 million, 9% coupon, trust preferred securities into common stock. Pressure on loan yields continue to lead to reductions in the core net interest margin and could lead to further reductions throughout the remainder of 2014. Included in this MD&A under the caption "Use of Non-GAAP Financial Measures" is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

2014 Significant Transactions

During 2014, we completed the following significant transaction:

•
On March 14, 2014 the remaining $5.0 million, 9% coupon, trust preferred securities were converted to shares of common stock. As a result of this transaction, the Company reduced its long-term debt by $5.0 million and issued 287,852 shares of common stock.

Net Interest Income
Average Balance Sheet
The following table presents, for the periods indicated, certain information related to our average interest-earning assets and interest-bearing liabilities, as well as, the corresponding interest rates earned and paid, all on a tax equivalent basis.

	Three months ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,196,080	$22,988	4.20%	$2,048,385	$23,688	4.64%
Tax-exempt loans (2)	33,324	547	6.58	47,469	862	7.28
Purchase credit impaired loans (3)	123,476	6,416	20.84	173,794	11,371	26.24
Total loans	2,352,880	29,951	5.11	2,269,648	35,921	6.35
Taxable investments in debt and equity securities	425,026	2,231	2.11	459,910	2,126	1.85
Non-taxable investments in debt and equity securities (2)	43,795	481	4.41	44,179	501	4.55
Short-term investments	74,282	36	0.19	84,964	46	0.22
Total securities and short-term investments	543,103	2,748	2.03	589,053	2,673	1.82
Total interest-earning assets	2,895,983	32,699	4.53	2,858,701	38,594	5.42
Noninterest-earning assets:
Cash and due from banks	16,450			17,517
Other assets	261,202			266,707
Allowance for loan losses	(47,124)			(45,709)
Total assets	$3,126,511			$3,097,216

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$229,918	$110	0.19%	$246,136	$123	0.20%
Money market accounts	900,111	700	0.31	916,429	752	0.33
Savings	80,817	50	0.25	90,927	56	0.25
Certificates of deposit	605,394	1,755	1.16	552,263	1,889	1.37
Total interest-bearing deposits	1,816,240	2,615	0.58	1,805,755	2,820	0.63
Subordinated debentures	56,807	303	2.14	84,949	949	4.48
Borrowed funds	339,331	649	0.77	331,367	984	1.19
Total interest-bearing liabilities	2,212,378	3,567	0.65	2,222,071	4,753	0.86
Noninterest bearing liabilities:
Demand deposits	594,977			613,390
Other liabilities	21,541			12,546
Total liabilities	2,828,896			2,848,007
Shareholders' equity	297,615			249,209
Total liabilities & shareholders' equity	$3,126,511			$3,097,216
Net interest income		$29,132			$33,841
Net interest spread			3.88%			4.56%
Net interest rate margin (4)			4.03			4.75

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $145,000 and $368,000 for the three months ended June 30, 2014 and 2013, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2014 and 39% tax rate in 2013. The tax-equivalent adjustments were $390,000 and $533,000 for the three months ended June 30, 2014 and 2013, respectively.

(3)	Purchase credit impaired loans are loans acquired as part of our acquisitions of Valley Capital, Home National, Legacy, and/or FNBO.

(4)	Net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,152,186	$45,369	4.25%	$2,054,567	$47,870	4.70%
Tax-exempt portfolio loans (2)	35,461	1,211	6.89	47,141	1,717	7.34
Purchase credit impaired loans (3)	128,941	15,068	23.57	181,470	26,015	28.91
Total loans	2,316,588	61,648	5.37	2,283,178	75,602	6.68
Taxable investments in debt and equity securities	414,334	4,446	2.16	503,549	4,338	1.74
Non-taxable investments in debt and equity securities (2)	43,902	965	4.43	43,866	993	4.56
Short-term investments	97,555	102	0.21	86,461	93	0.22
Total securities and short-term investments	555,791	5,513	2.00	633,876	5,424	1.73
Total interest-earning assets	2,872,379	67,161	4.72	2,917,054	81,026	5.60
Noninterest-earning assets:
Cash and due from banks	16,161			17,920
Other assets	262,398			268,833
Allowance for loan losses	(45,207)			(45,895)
Total assets	$3,105,731			$3,157,912

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$222,492	$222	0.20%	$253,141	$261	0.21%
Money market accounts	919,464	1,442	0.32	961,784	1,634	0.34
Savings	80,789	99	0.25	89,638	115	0.26
Certificates of deposit	613,589	3,505	1.15	552,754	3,827	1.40
Total interest-bearing deposits	1,836,334	5,268	0.58	1,857,317	5,837	0.63
Subordinated debentures	59,072	710	2.42	85,015	1,901	4.51
Borrowed funds	295,101	1,247	0.85	343,970	2,026	1.19
Total interest-bearing liabilities	2,190,507	7,225	0.67	2,286,302	9,764	0.86
Noninterest bearing liabilities:
Demand deposits	602,253			612,743
Other liabilities	20,544			13,858
Total liabilities	2,813,304			2,912,903
Shareholders' equity	292,427			245,009
Total liabilities & shareholders' equity	$3,105,731			$3,157,912
Net interest income		$59,936			$71,262
Net interest spread			4.05%			4.74%
Net interest rate margin (4)			4.21%			4.93%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $341,000 and $872,000 for the six months ended June 30, 2014 and 2013, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2014 and 39% tax rate in 2013. The tax-equivalent adjustments were $828,000 and $1,055,000 for the six months ended June 30, 2014 and 2013, respectively.

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

	2014 compared to 2013
	Three months ended June 30,			Six months ended June 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$1,638	$(2,338)	$(700)	$2,202	$(4,703)	$(2,501)
Tax-exempt portfolio loans (3)	(238)	(77)	(315)	(404)	(102)	(506)
Purchase credit impaired loans	(2,896)	(2,059)	(4,955)	(6,681)	(4,266)	(10,947)
Taxable investments in debt and equity securities	(169)	274	105	(848)	956	108
Non-taxable investments in debt and equity securities (3)	(4)	(16)	(20)	1	(29)	(28)
Short-term investments	(5)	(5)	(10)	12	(3)	9
Total interest-earning assets	$(1,674)	$(4,221)	$(5,895)	$(5,718)	$(8,147)	$(13,865)

Interest paid on:
Interest-bearing transaction accounts	$(8)	$(5)	$(13)	$(31)	$(8)	$(39)
Money market accounts	(13)	(39)	(52)	(70)	(121)	(191)
Savings	(6)	—	(6)	(11)	(5)	(16)
Certificates of deposit	171	(305)	(134)	393	(716)	(323)
Subordinated debentures	(250)	(396)	(646)	(473)	(718)	(1,191)
Borrowed funds	23	(358)	(335)	(261)	(517)	(778)
Total interest-bearing liabilities	(83)	(1,103)	(1,186)	(453)	(2,085)	(2,538)
Net interest income	$(1,591)	$(3,118)	$(4,709)	$(5,265)	$(6,062)	$(11,327)

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $29.1 million for the three months ended June 30, 2014 compared to $33.8 million for the same period of 2013, a decrease of $4.7 million, or 14%. Total interest income decreased $5.9 million and total interest expense decreased $1.2 million. The tax-equivalent net interest rate margin was 4.03% for the second quarter of 2014, compared to 4.39% for the first quarter of 2014 and 4.75% in the second quarter of 2013.

Net interest income (on a tax equivalent basis) was $59.9 million for the six months ended June 30, 2014, compared to $71.3 million for the same period of 2013, a decrease of $11.3 million, or 16%. Total interest income decreased $13.9 million and total interest expense decreased $2.5 million. The tax-equivalent net interest rate margin was 4.21% for the six months ended 2014, compared to 4.93% in the six months ended June 30, 2013.

Interest rates remain at historically low levels and continue to negatively impact loan yields leading to lower net interest margins. As seen in the table above, changes in interest rates have led to a $2.4 million and $4.8 million reduction in interest income on our portfolio loans for the three and six months ended June 30, 2014 and a $2.1 million and $4.3 million reduction in interest income on our PCI loans for the same periods. Additionally, the run-off of higher yielding PCI loans continue to negatively impact net interest margin leading to a $2.9 million and $6.7 million decrease in interest income due to volume for the quarter and six months ended June 30, 2014. To partially mitigate lower yields on loans the Company has taken specific actions to lower deposit and other borrowing costs including the prepayment of $30.0 million of FHLB borrowings with a weighted average interest rate of 4.09%, the conversion of $25.0 million of 9% coupon, trust preferred securities to common stock, and the prepayment of $3.6 million of the Company's term loan to lower the contractual interest rate by 50 basis points. Additionally portfolio loan growth of $114 million since December 31, 2013 has resulted in interest income growth of $1.4 million and $1.8 million for the three and six months ended June 30, 2014.

The following table illustrates the net revenue contribution of PCI loans and other assets covered under FDIC shared loss agreements for the most recent five quarters. The presentation excludes the cost of funding the related assets and the operating expenses to service the assets.

	For the Quarter ended
(in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Accretion income	$4,041	$4,560	$5,332	$6,252	$6,623
Accelerated cash flows	2,285	3,916	4,111	4,309	4,689
Other	90	176	229	219	59
Total interest income	6,416	8,652	9,672	10,780	11,371
Provision for loan losses	470	(3,304)	(2,185)	(2,811)	2,278
Gain on sale of other real estate	164	131	97	168	116
Change in FDIC loss share receivable	(2,742)	(2,410)	(4,526)	(2,849)	(6,713)
Change in FDIC clawback liability	(142)	110	(136)	(62)	(449)
Pre-tax net revenue	$4,166	$3,179	$2,922	$5,226	$6,603

Our current projection of average PCI loans is $101 million and $69 million for the years ended December 31, 2014 and 2015, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income:

	Three months ended June 30,
(in thousands)	2014	2013	Increase (decrease)
Wealth Management revenue	$1,715	$1,778	$(63)	(4)%
Service charges on deposit accounts	1,767	1,724	43	2%
Other service charges and fee income	702	661	41	6%
Sale of other real estate	717	362	355	98%
State tax credit activity, net	207	39	168	431%
Change in FDIC loss share receivable	(2,742)	(6,713)	3,971	59%
Miscellaneous income	1,039	472	567	120%
Total noninterest income	$3,405	$(1,677)	$5,082	303%

Noninterest income increased $5.1 million, in the second quarter of 2014 compared to the second quarter of 2013. The increase is primarily due to a $4.0 million increase in the change in FDIC loss share receivable from higher accelerated cash flows in the prior period, as well as $0.6 million increase in miscellaneous income due to higher income on our bank owned life insurance ("BOLI") from a $20.0 million policy entered into late in the second quarter of 2013, as well as higher income from the sale of mortgages.

	Six months ended June 30,
(in thousands)	2014	2013	Increase (decrease)
Wealth Management revenue	$3,437	$3,721	$(284)	(8)%
Service charges on deposit accounts	3,505	3,257	248	8%
Other service charges and fee income	1,339	1,308	31	2%
Sale of other real estate	1,400	1,090	310	28%
State tax credit activity, net	704	906	(202)	(22)%
Sale of securities	—	684	(684)	(100)%
Change in FDIC loss share receivable	(5,152)	(10,798)	5,646	52%
Miscellaneous income	2,094	1,069	1,025	96%
Total noninterest income	$7,327	$1,237	$6,090	492%

Noninterest income increased $6.1 million, or 492%, in the six months ended June 30, 2014 compared to the same period of 2013. The increase is primarily due to a $5.6 million increase in the change in FDIC loss share receivable from higher accelerated cash flows in the prior period, as well as $1.0 million increase in Miscellaneous income from higher income on the $20.0 million BOLI policy entered into late in the second quarter of 2013.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Three months ended June 30,
(in thousands)	2014	2013	Increase (decrease)
Employee compensation and benefits	$11,853	$10,766	$1,087	10%
Occupancy	1,675	1,693	(18)	(1)%
Data processing	1,125	936	189	20%
FDIC and other insurance	761	833	(72)	(9)%
Loan legal and other real estate expense	1,040	2,075	(1,035)	(50)%
Professional fees	592	928	(336)	(36)%
Other	3,399	3,916	(517)	(13)%
Total noninterest expense	$20,445	$21,147	$(702)	(3)%

Noninterest expenses were $20.4 million in the second quarter of 2014, a decrease of $0.7 million, from the same quarter of 2013. The decrease over the prior year period is primarily due to a decrease in loan legal and other real estate expenses from improved credit quality. Reduced professional fees $0.3 million from lower legal expenses and other expenses of $0.5 million primarily due to $0.4 million less recorded expense for expected payments to the FDIC associated with our loss share agreements also reduced noninterest expenses. These expense reductions were offset by an increase in employee compensation and benefits costs of $1.1 million due to insourcing our risk management functions, as well as higher employee benefit costs.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 63.6% for the quarter ended June 30, 2014 compared to 66.9% for the prior year period. The Company expects noninterest expenses to remain between $20 million and $22 million per quarter in 2014.

	Six months ended June 30,
(in thousands)	2014	2013	Increase (decrease)
Employee compensation and benefits	$23,969	$22,229	$1,740	8%
Occupancy	3,315	3,609	(294)	(8)%
Data processing	2,251	1,857	394	21%
FDIC and other insurance	1,460	1,692	(232)	(14)%
Loan legal and other real estate expense	2,174	2,108	66	3%
Professional fees	1,859	2,353	(494)	(21)%
Other	6,519	7,584	(1,065)	(14)%
Total noninterest expense	$41,547	$41,432	$115	—%

Noninterest expenses have increased $0.1 million in the six month period ended June 30, 2014 as compared to the same period of 2013. The increase is due to a $1.7 million increase in employee compensation and benefits costs for similar reasons noted above, offset by $0.5 million reduction in professional fees from lower legal expenses, as well as a reduction in other expenses of $1.1 million primarily due to $0.7 million less recorded expense for expected payments to the FDIC associated with our loss share agreements.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 62.5% for the six months ended June 30, 2014 compared to 58.0% for the prior year period.

Income Taxes

For the quarter ended June 30, 2014, the Company’s income tax expense, which includes both federal and state taxes, was $3.7 million compared to $6.0 million for the same period in 2013. The combined federal and state effective income tax rate was 33.9% for the quarter ended June 30, 2014, slightly lower than June 30, 2013, due to lower state taxes.

For the six months ended June 30, 2014, the Company’s income tax expense, which includes both federal and state taxes, was $6.7 million compared to $11.4 million for the same period in 2013. The combined federal and state effective income tax rate was 33.9% for the six month period ended June 30, 2014, slightly lower than the comparable period ended June 30, 2013 also due to lower state taxes.

Summary Balance Sheet

(in thousands)	June 30, 2014	December 31, 2013	Increase (decrease)
Total cash and cash equivalents	$122,429	$210,569	$(88,140)	(41.9)%
Securities available for sale	448,049	434,587	13,462	3.1%
Portfolio loans	2,251,102	2,137,313	113,789	5.3%
Purchase credit impaired loans	118,504	140,538	(22,034)	(15.7)%
Total assets	3,175,441	3,170,197	5,244	0.2%
Deposits	2,465,450	2,534,953	(69,503)	(2.7)%
Total liabilities	2,873,877	2,890,492	(16,615)	(0.6)%
Total shareholders' equity	301,564	279,705	21,859	7.8%

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

(in thousands)	June 30, 2014	December 31, 2013	Increase (decrease)
Commercial and industrial	$1,135,069	$1,041,576	$93,493	9.0%
Commercial real estate - Investor owned	386,088	437,688	(51,600)	(11.8)%
Commercial real estate - Owner occupied	369,383	341,631	27,752	8.1%
Construction and land development	137,043	117,032	20,011	17.1%
Residential real estate	173,964	158,527	15,437	9.7%
Consumer and other	49,555	40,859	8,696	21.3%
Portfolio loans	$2,251,102	$2,137,313	$113,789	5.3%
Purchase credit impaired loans	118,504	140,538	(22,034)	(15.7)%
Total loans	$2,369,606	$2,277,851	$91,755	4.0%

Portfolio loans totaled $2.3 billion at June 30, 2014, increasing $114 million, compared to December 31, 2013 as the Company experienced continued growth in its Commercial and Industrial ("C&I") loans, as well as our Owner Occupied Commercial real estate loans. PCI loans totaled $119 million at June 30, 2014, a decrease of $22.0 million, or 16% from December 31, 2013, primarily as a result of principal paydowns and accelerated loan payoffs.

Provision and Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Allowance at beginning of period, for portfolio loans	$27,905	$32,452	$27,289	$34,330
Loans charged off:
Commercial and industrial	(1,005)	(400)	(1,479)	(606)
Real estate:
Commercial	(88)	(208)	(674)	(3,572)
Construction and Land Development	—	(144)	(305)	(334)
Residential	—	—	—	(986)
Consumer and other	—	—	(4)	(34)
Total loans charged off	(1,093)	(752)	(2,462)	(5,532)
Recoveries of loans previously charged off:
Commercial and industrial	154	118	341	416
Real estate:
Commercial	33	41	75	382
Construction and Land Development	36	21	724	35
Residential	39	34	80	430
Consumer and other	—	—	—	—
Total recoveries of loans	262	214	1,220	1,263
Net loan chargeoffs	(831)	(538)	(1,242)	(4,269)
Provision for loan losses	1,348	(4,295)	2,375	(2,442)
Allowance at end of period, for portfolio loans	$28,422	$27,619	$28,422	$27,619

Allowance at beginning of period, for purchase credit impaired loans	$18,513	$13,513	$15,438	$11,547
Loans charged off	(9)	(79)	(164)	(257)
Recoveries of loans	—	74	—	74
Other	(495)	(185)	(569)	(297)
Net loan chargeoffs	(504)	(190)	(733)	(480)
Provision for loan losses	(470)	(2,278)	2,834	(22)
Allowance at end of period, for purchase credit impaired loans	$17,539	$11,045	$17,539	$11,045

Total Allowance at end of period	$45,961	$38,664	$45,961	$38,664

Excludes purchase credit impaired loans
Average loans	$2,225,669	$2,092,162	$2,184,786	$2,097,020
Total portfolio loans	2,251,102	2,078,568	2,251,102	2,078,568
Net chargeoffs to average loans	0.15%	0.10%	0.11%	0.41%
Allowance for loan losses to loans	1.26	1.33	1.26	1.33

The provision for loan losses on portfolio loans for the three months ended June 30, 2014 was $1.3 million compared to a $4.3 million benefit for the comparable 2013 period. For the six month period ended June 30, 2014 provision for loan losses on portfolio loans was $2.4 million compared to a $2.4 million benefit in the prior year period. The provision for loan loss in the second quarter and for the year to date period ended June 30, 2014 was primarily to provide for charge-offs incurred. The benefit in loan provision for the second quarter and year to date period ended June 30, 2013 was primarily due to significant improvements in credit quality seen in the prior year including improvement in loan risk ratings and loss migration results, as well as lower levels of classified loans.

For PCI loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision for loan losses on PCI loans for the three months ended June 30, 2014 was a reversal of $0.5 million compared to a reversal of $2.3 million for the comparable 2013 periods. The provision for loan losses on PCI loans for the six months ended June 30, 2014 was $2.8 million compared to a reversal of $22,000 for the comparable 2013 periods.

The allowance for loan losses on portfolio loans was 1.26% of total loans at June 30, 2014, compared to 1.28% at March 31, 2014, and 1.33% at June 30, 2013. Management believes that the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. The reduction in the ratio of allowance for loan losses to total loans over the linked quarter and prior year period is due to continued strong credit performance, as well as continued improvement in our loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Non-accrual loans	$17,787	$20,163	$25,948
Loans past due 90 days or more and still accruing interest	—	—	—
Restructured loans	1,499	677	—
Total nonperforming loans	19,286	20,840	25,948
Foreclosed property (1)	7,613	7,576	8,213
Total nonperforming assets (1)	$26,899	$28,416	$34,161

Excludes assets covered under FDIC loss share
Total assets (1)	$3,175,441	$3,170,197	$3,094,420
Total portfolio loans	2,251,102	2,137,313	2,078,568
Total loans plus foreclosed property	2,258,715	2,144,889	2,086,781
Nonperforming loans to total loans	0.86%	0.98%	1.25%
Nonperforming assets to total loans plus foreclosed property	1.19	1.32	1.64
Nonperforming assets to total assets (1)	0.85	0.90	1.10

Allowance for loans not covered under FDIC loss share to nonperforming loans	147%	131%	106%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Purchase Credit Impaired ("PCI") Loans for more information on these loans.

Nonperforming loans at June 30, 2014 were $19.3 million, an increase from $15.5 million at March 31, 2014, and a decrease from $25.9 million at June 30, 2013. The additions to nonperforming loans were comprised of four relationships, and all were deemed by management to be well secured at June 30, 2014. The nonperforming loans are comprised of approximately 19 relationships, with the largest from a $4.6 million Commercial Real Estate loan. The top five relationships comprise 60% of the nonperforming loans. Approximately 56% of nonperforming loans were located in the St. Louis market, 30% were located in the Kansas City market, and 14% were located in the Arizona market. At June 30, 2014, there were 3 performing restructured loans in the amount of $2.8 million that have been excluded from the nonperforming loan amounts.

Nonperforming loans represented 0.86% of portfolio loans at June 30, 2014, versus 0.71% at March 31, 2014 and 1.25% at June 30, 2013.

Nonperforming loans based on loan type were as follows:

	2014		2013
(in thousands)	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Construction and Land Development	$7,422	$7,729	$9,484	$6,499	$4,396
Commercial Real Estate	7,261	2,910	7,417	11,021	12,439
Residential Real Estate	545	430	559	675	2,432
Commercial & Industrial	4,059	4,439	3,380	5,974	6,681
Consumer & Other	—	—	—	—	—
Total	$19,287	$15,508	$20,840	$24,169	$25,948

The following table summarizes the changes in nonperforming loans by quarter.

	2014			2013
(in thousands)	2nd Qtr	1st Qtr	Year to date	Year to date
Nonperforming loans beginning of period	$15,508	$20,840	$20,840	$38,727
Additions to nonaccrual loans	7,712	2,571	10,283	7,983
Additions to restructured loans	732	790	1,522	—
Chargeoffs	(1,093)	(1,369)	(2,462)	(5,532)
Other principal reductions	(3,572)	(2,457)	(6,029)	(8,779)
Moved to other real estate	—	(4,722)	(4,722)	(2,404)
Moved to performing	—	(145)	(145)	(4,047)
Loans past due 90 days or more and still accruing interest	—	—	—	—
Nonperforming loans end of period	$19,287	$15,508	$19,287	$25,948

Other real estate

Other real estate at June 30, 2014, was $20.4 million, compared to $24.9 million at March 31, 2014, and $25.4 million at June 30, 2013. Approximately 63% of total other real estate, or $12.8 million, is covered by FDIC loss share agreements.

The following table summarizes the changes in other real estate.

	2014			2013
(in thousands)	2nd Qtr	1st Qtr	Year to date	Year to date
Other real estate beginning of period	$24,899	$23,252	$23,252	$26,500
Additions and expenses capitalized to prepare property for sale	1,436	4,722	6,158	2,404
Additions from FDIC assisted transactions	—	—	—	8,504
Writedowns in value	(874)	(536)	(1,410)	(2,057)
Sales	(5,027)	(2,539)	(7,566)	(9,988)
Other real estate end of period	$20,434	$24,899	$20,434	$25,363

At June 30, 2014, other real estate was comprised of 30 properties, with the largest being a $2.9 million commercial property in the Kansas City region.

Writedowns in fair value were recorded in Loan legal and other real estate expense or are charged-off existing loan balances based on current market activity shown in the appraisals. In addition, for the three and six months ended June 30, 2014, the Company realized a net gain of $0.7 million and $1.4 million, respectively, on the sale of other real estate, as compared to $0.4 million and $1.1 million in the prior year period. Gains on the sale of other real estate are recorded as part of Noninterest income.

Liabilities

Liabilities totaled $2.9 billion at June 30, 2014, consistent with amounts recorded at December 31, 2013. Liabilities remained stable due to a $69.5 million decrease in total deposits, as well as $37.9 million decrease in other borrowings primarily due to a decrease in securities sold under repurchase agreements, offset by an increase of $104 million in short-term Federal Home Loan Bank advances.

Deposits

(in thousands)	June 30, 2014	December 31, 2013	Increase (decrease)
Demand deposits	$675,301	$653,686	$21,615	3.3%
Interest-bearing transaction accounts	235,142	219,802	15,340	7.0%
Money market accounts	872,681	948,884	(76,203)	(8.0)%
Savings	84,206	79,666	4,540	5.7%
Certificates of deposit:
$100 and over	454,328	475,544	(21,216)	(4.5)%
Other	143,792	157,371	(13,579)	(8.6)%
Total deposits	$2,465,450	$2,534,953	$(69,503)	(2.7)%

Non-time deposits / total deposits	76%	75%

Total deposits at June 30, 2014 were $2.5 billion, a decrease of $69.5 million, or 3%, from December 31, 2014. The decrease in deposits from year-end was primarily in our money market accounts and certificates of deposits primarily resulting from seasonality. The composition of our noninterest bearing deposits increased to 27% of total deposits at June 30, 2014 compared to 26% at December 31, 2014, although a portion of the increase in demand deposits represented temporary client moves from interest bearing deposit accounts. During the quarter ending June 30, 2014, our cost of deposits was slightly lower compared to the linked first quarter at 0.43% as compared to 0.44%, and improved from the 0.47% for the prior year period.

Shareholders' Equity

Shareholders' Equity totaled $302 million at June 30, 2014, an increase of $21.9 million from December 31, 2013. Significant activity during the six months ended June 30, 2014 included:

•	Net income of $13.0 million,

•	Other comprehensive income of $5.0 million from the change in unrealized gain/loss on available-for-sale investment securities,

•	The conversion of $5.0 million of trust preferred securities to common stock,

•	Dividends paid on common stock of $2.1 million.

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $7.7 million will be sufficient to meet all projected cash needs for at least the next year.

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

On November 6, 2012, the parent company entered into a $12.0 million unsecured term loan agreement ("Term Loan") with another bank with proceeds used to redeem the Company's preferred stock held by the U.S. Treasury. The loan has a maturity date of November 6, 2015 and will be repaid in quarterly installments of $300,000, with a balloon payment at maturity. The outstanding balance under the Term Loan was $6.3 million and $10.5 million at June 30, 2014, and December 31, 2013, respectively. The Term Loan pays interest based on LIBOR plus a spread determined by the Company's outstanding balance under the Term Loan agreement. In the first quarter of 2014, the Company prepaid $3.6 million to reduce the interest rate by 50 basis points. The Term Loan is subject to ongoing compliance with a number of customary affirmative and negative covenants as well as specified financial covenants. The Company was in compliance in all material respects with all relevant covenants under the Term Loan at June 30, 2014.

As of June 30, 2014, the Company had $56.8 million of outstanding subordinated debentures as part of eight trust preferred securities pools. On March 14, 2014, the Company converted the remaining $5.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of this transaction the Company reduced its long-term debt by $5.0 million and issued 287,852 shares of common stock. The trust preferred securities are classified as debt but are currently included in regulatory capital and the related interest expense is tax-deductible. Regulations recently finalized by the Federal Reserve Board to implement the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain their Tier 1 capital status.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at June 30, 2014, the Bank could borrow an additional $180 million from the FHLB of Des Moines under blanket loan pledges and has an additional $667 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $448 million of the securities available for sale at June 30, 2014, $245 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $203 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of June 30, 2014, the Bank had $40.2 million of reciprocal CDARS money market sweep balances and $8.1 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At June 30, 2014, we had no outstanding “one-way buy” deposits. In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $883 million in unused commitments as of June 30, 2014. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of June 30, 2014, and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at June 30, 2014, and December 31, 2013.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Tier 1 capital to risk weighted assets	12.38%	12.52%
Total capital to risk weighted assets	13.63%	13.78%
Tier 1 common equity to risk weighted assets	10.25%	10.08%
Leverage ratio (Tier 1 capital to average assets)	10.38%	9.94%
Tangible common equity to tangible assets	8.49%	7.78%
Tier 1 capital	$321,040	$308,490
Total risk-based capital	$353,558	$339,433

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
The Company believes these non-GAAP financial measures and ratios, when taken together with the corresponding U.S. GAAP measures and ratios, provide meaningful supplemental information regarding the Company's performance and capital strength. The Company's management uses, and believes investors benefit from referring to, these non-GAAP measures and ratios in assessing the Company's financial and operating results and related trends and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with U.S. GAAP. The Company has provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure.
The Company believes the tangible common equity and Tier 1 common equity ratios are important financial measures of capital strength even though they are considered to be non-GAAP measures and provide useful information about the Company's capital adequacy. The tables below contain reconciliations of these ratios to the most comparable measure under U.S. GAAP.

Tangible common equity ratio

(In thousands)	June 30, 2014	December 31, 2013
Total shareholders' equity	$301,564	$279,705
Goodwill	(30,334)	(30,334)
Intangible assets	(4,767)	(5,418)
Tangible common equity	$266,463	$243,953

Total assets	$3,175,441	$3,170,197
Goodwill	(30,334)	(30,334)
Intangible assets	(4,767)	(5,418)
Tangible assets	$3,140,340	$3,134,445

Tangible common equity to tangible assets	8.49%	7.78%

Tier 1 common equity ratio

(In thousands)	June 30, 2014	December 31, 2013
Total shareholders' equity	$301,564	$279,705
Goodwill	(30,334)	(30,334)
Intangible assets	(4,767)	(5,418)
Unrealized losses (gains)	(579)	4,380
Qualifying trust preferred securities	55,100	60,100
Other	56	57
Tier 1 capital	$321,040	$308,490
Qualifying trust preferred securities	(55,100)	(60,100)
Tier 1 common equity	$265,940	$248,390

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,594,016	2,463,605

Tier 1 common equity to risk weighted assets	10.25%	10.08%

The Company believes Core net interest margin is an important measure of our financial performance, even though it is a non-GAAP financial measure, because it provides supplemental information by which to evaluate the impact of excess Covered loan accretion on the Company's net interest margin and the Company's operating performance on an ongoing basis, excluding such impact. The table below reconciles Core net interest margin to the most comparable number under U.S. GAAP.

Net Interest Margin to Core Net Interest Margin

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net interest income (fully tax equivalent)	$29,133	$33,841	$59,936	$71,263
Incremental accretion income	(4,539)	(8,491)	(11,203)	(19,854)
Core net interest income	$24,594	$25,350	$48,733	$51,409

Average earning assets	$2,895,982	$2,858,701	$2,872,380	$2,917,054
Reported net interest margin	4.04%	4.75%	4.21%	4.93%
Core net interest margin	3.39%	3.56%	3.42%	3.55%

Critical Accounting Policies

The impact and any associated risks related to the Company’s critical accounting policies on business operations are described throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed description on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	9.4%
+ 200 bp	6.0%
+ 100 bp	2.5%
- 100 bp	(0.9)%

Interest rate simulations for June 30, 2014, demonstrate that a rising rate environment will have a positive impact on net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. At June 30, 2014, the Company had $23.8 million in notional amount of outstanding interest rate caps, to help manage interest rate risk. Derivative financial instruments are also discussed in Part I, Item 1, Note 7 - Derivative Financial Instruments.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of June 30, 2014. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance of the achievement of the objectives described above.

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

*3.1	Amendment to the Certificate of Incorporation of Registrant.

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at June 30, 2014 and December 31, 2013; (ii) Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of July 29, 2014.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer