Form 10-Q
period 2014-09-30
ENTERPRISE FINANCIAL SERVICES CORP
filed 2014-10-31
CIK 1025835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

As of October 29, 2014, the Registrant had 19,785,022 shares of outstanding common stock, $0.01 par value.

This document is also available through our website at http://www.enterprisebank.com.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES

PART 1 – ITEM 1 – FINANCIAL STATEMENTS
ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$54,113	$19,573
Federal funds sold	36	76
Interest-bearing deposits (including $980 and $990 pledged as collateral)	69,663	190,920
Total cash and cash equivalents	123,812	210,569
Interest-bearing deposits greater than 90 days	5,300	5,300
Securities available for sale	456,584	434,587
Loans held for sale	4,899	1,834
Portfolio loans	2,294,905	2,137,313
Less: Allowance for loan losses	28,800	27,289
Portfolio loans, net	2,266,105	2,110,024
Purchase credit impaired loans, net of the allowance for loan losses ($15,544 and $15,438, respectively)	98,318	125,100
Total loans, net	2,364,423	2,235,124
Other real estate not covered under FDIC loss share	2,261	7,576
Other real estate covered under FDIC loss share	8,826	15,676
Other investments, at cost	15,291	12,605
Fixed assets, net	18,054	18,180
Accrued interest receivable	7,526	7,303
State tax credits, held for sale, including $15,131 and $16,491 carried at fair value, respectively	45,631	48,457
FDIC loss share receivable	22,039	34,319
Goodwill	30,334	30,334
Intangible assets, net	4,453	5,418
Other assets	100,157	102,915
Total assets	$3,209,590	$3,170,197

Liabilities and Shareholders' Equity
Demand deposits	$695,804	$653,686
Interest-bearing transaction accounts	438,205	219,802
Money market accounts	736,840	948,884
Savings	80,521	79,666
Certificates of deposit:
$100 and over	426,593	475,544
Other	131,801	157,371
Total deposits	2,509,764	2,534,953
Subordinated debentures	56,807	62,581
Federal Home Loan Bank advances	120,000	50,000
Other borrowings	181,122	203,831
Notes payable	6,000	10,500
Accrued interest payable	854	957
Other liabilities	26,289	27,670
Total liabilities	2,900,836	2,890,492

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 19,861,022 and 19,399,709 shares issued, respectively	199	194
Treasury stock, at cost; 76,000 shares	(1,743)	(1,743)
Additional paid in capital	207,079	200,258
Retained earnings	103,452	85,376
Accumulated other comprehensive loss	(233)	(4,380)
Total shareholders' equity	308,754	279,705
Total liabilities and shareholders' equity	$3,209,590	$3,170,197
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$28,395	$34,396	$89,582	$109,330
Interest on debt securities:
Taxable	2,190	2,043	6,545	6,210
Nontaxable	298	301	896	907
Interest on interest-bearing deposits	43	37	145	130
Dividends on equity securities	110	106	201	277
Total interest income	31,036	36,883	97,369	116,854
Interest expense:
Interest-bearing transaction accounts	163	99	385	360
Money market accounts	653	714	2,095	2,348
Savings	52	56	151	171
Certificates of deposit:
$100 and over	1,335	1,326	3,997	4,207
Other	406	439	1,249	1,385
Subordinated debentures	306	679	1,016	2,580
Federal Home Loan Bank advances	490	757	1,345	2,221
Notes payable and other borrowings	187	239	579	801
Total interest expense	3,592	4,309	10,817	14,073
Net interest income	27,444	32,574	86,552	102,781
Provision for portfolio loan losses	66	(652)	2,441	(3,094)
Provision for purchase credit impaired loan losses	(1,877)	2,811	957	2,789
Net interest income after provision for loan losses	29,255	30,415	83,154	103,086
Noninterest income:
Wealth Management revenue	1,754	1,698	5,191	5,419
Service charges on deposit accounts	1,812	1,768	5,317	5,025
Other service charges and fee income	849	722	2,188	2,030
Gain on sale of other real estate	114	472	1,514	1,562
Gain on state tax credits, net	156	308	860	1,214
Gain on sale of investment securities	—	611	—	1,295
Change in FDIC loss share receivable	(2,374)	(2,849)	(7,526)	(13,647)
Miscellaneous income	2,141	986	4,235	2,055
Total noninterest income	4,452	3,716	11,779	4,953
Noninterest expense:
Employee compensation and benefits	11,913	10,777	35,882	33,006
Occupancy	1,683	1,689	4,998	5,298
Data processing	1,045	1,143	3,296	3,000
FDIC and other insurance	710	900	2,170	2,592
Loan legal and other real estate expense	811	1,247	2,985	3,355
Professional fees	710	1,041	2,569	3,394
FDIC clawback	1,028	62	1,060	815
Other	3,221	4,149	9,708	10,979
Total noninterest expense	21,121	21,008	62,668	62,439

Income before income tax expense	12,586	13,123	32,265	45,600
Income tax expense	4,388	4,713	11,059	16,117
Net income	$8,198	$8,410	$21,206	$29,483

Earnings per common share
Basic	$0.41	$0.45	$1.07	$1.61
Diluted	0.41	0.44	1.07	1.55
See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$8,198	$8,410	$21,206	$29,483
Other comprehensive income (loss), net of tax:
Unrealized gain/(loss) on investment securities available for sale arising during the period, net of income tax expense/(benefit) for three months of $(505), and $598, and for nine months of $2,574 and ($5,716), respectively.	(812)	939	4,147	(8,981)
Less reclassification adjustment for realized gains on sale of securities available for sale included in net income, net of income tax expense for three months of $0, and $238, and for the nine months of $0, and $505, respectively.	—	(373)	—	(790)
Total other comprehensive income (loss)	(812)	566	4,147	(9,771)
Total comprehensive income	$7,386	$8,976	$25,353	$19,712

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2014	$—	$194	$(1,743)	$200,258	$85,376	$(4,380)	$279,705
Net income	—	—	—	—	21,206	—	21,206
Other comprehensive income	—	—	—	—	—	4,147	4,147
Cash dividends paid on common shares, $0.105 per share	—	—	—	—	(3,130)	—	(3,130)
Issuance under equity compensation plans, 173,461 shares	—	2	—	(484)	—	—	(482)
Trust preferred securities conversion 287,852 shares	—	3	—	4,999	—	—	5,002
Share-based compensation	—	—	—	2,205	—	—	2,205
Excess tax benefit related to equity compensation plans	—	—	—	101	—	—	101
Balance September 30, 2014	$—	$199	$(1,743)	$207,079	$103,452	$(233)	$308,754

(in thousands, except per share data)	Preferred Stock	Common Stock	Treasury Stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance January 1, 2013	$—	$181	$(1,743)	$173,299	$56,218	$7,790	$235,745
Net income	—	—	—	—	29,483	—	29,483
Other comprehensive loss	—	—	—	—	—	(9,771)	(9,771)
Cash dividends paid on common shares, $0.1575 per share	—	—	—	—	(2,924)	—	(2,924)
Repurchase of common stock warrants	—	—	—	(1,006)	—	—	(1,006)
Issuance under equity compensation plans, 87,743 shares	—	1	—	2,550	—	—	2,551
Trust preferred securities conversion, 1,176,470 shares	—	12	—	20,431	—	—	20,443
Share-based compensation	—	—	—	3,136	—	—	3,136
Excess tax benefit related to equity compensation plans	—	—	—	83	—	—	83
Balance September 30, 2013	$—	$194	$(1,743)	$198,493	$82,777	$(1,981)	$277,740

See accompanying notes to condensed consolidated financial statements.

ENTERPRISE FINANCIAL SERVICES CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$21,206	$29,483
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,681	1,936
Provision for loan losses	3,398	(305)
Deferred income taxes	6,458	180
Net amortization of debt securities	2,885	4,579
Amortization of intangible assets	965	1,540
Gain on sale of investment securities	—	(1,295)
Mortgage loans originated for sale	(52,475)	(64,463)
Proceeds from mortgage loans sold	49,811	70,884
Gain on sale of other real estate	(1,514)	(1,562)
Gain on state tax credits, net	(860)	(1,214)
Excess tax benefit of share-based compensation	(101)	—
Share-based compensation	2,205	3,136
Valuation adjustment on other real estate	618	962
Net accretion of loan discount and indemnification asset	731	(13,853)
Changes in:
Accrued interest receivable	(223)	600
Accrued interest payable	(103)	(397)
Prepaid FDIC insurance	—	2,607
Other assets	(2,984)	(21,322)
Other liabilities	(1,381)	516
Net cash provided by operating activities	30,317	12,012
Cash flows from investing activities:
Net (increase) decrease in loans	(133,782)	36,955
Net cash proceeds received from FDIC loss share receivable	6,487	9,654
Proceeds from the sale of debt and equity securities, available for sale	—	159,604
Proceeds from the maturity of debt and equity securities, available for sale	35,503	69,017
Proceeds from the redemption of other investments	18,637	26,695
Proceeds from the sale of state tax credits held for sale	4,099	8,126
Proceeds from the sale of other real estate	14,435	15,303
Payments for the purchase/origination of:
Available for sale debt and equity securities	(53,664)	(60,732)
Other investments	(21,324)	(28,143)
Bank owned life insurance	—	(20,000)
State tax credits held for sale	—	(1,365)
Fixed assets	(1,556)	(1,122)
Net cash (used in) provided by investing activities	(131,165)	213,992
Cash flows from financing activities:
Net increase/(decrease) in noninterest-bearing deposit accounts	42,118	(67,242)
Net decrease in interest-bearing deposit accounts	(67,307)	(143,691)
Proceeds from Federal Home Loan Bank advances	799,600	743,000
Repayments of Federal Home Loan Bank advances	(729,600)	(703,000)
Repayments of notes payable	(4,500)	(900)
Repayments of subordinated debentures	—	(2,000)
Net decrease in other borrowings	(22,709)	(66,005)
Cash dividends paid on common stock	(3,130)	(2,924)
Excess tax benefit of share-based compensation	101	83
Payments for the repurchase of common stock warrants	—	(1,006)
Employee stock issuances, net	(482)	2,551
Net cash provided by (used in) financing activities	14,091	(241,134)
Net decrease in cash and cash equivalents	(86,757)	(15,130)
Cash and cash equivalents, beginning of period	210,569	116,370
Cash and cash equivalents, end of period	$123,812	$101,240
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,920	$14,470
Income taxes	8,998	24,348
Noncash transactions:
Transfer to other real estate owned in settlement of loans	7,468	21,116
Sales of other real estate financed	5,102	5,564
Issuance of common stock from Trust Preferred Securities conversion	5,002	20,443
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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table presents a summary of per common share data and amounts for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income as reported	$8,198	$8,410	$21,206	$29,483

Impact of assumed conversions
Interest on 9% convertible trust preferred securities, net of income tax	—	217	66	926
Net income available to common shareholders and assumed conversions	$8,198	$8,627	$21,272	$30,409

Weighted average common shares outstanding	19,838	18,779	19,729	18,288
Incremental shares from assumed conversions of convertible trust preferred securities	—	851	76	1,241
Additional dilutive common stock equivalents	142	200	165	153
Weighted average diluted common shares outstanding	19,980	19,830	19,970	19,682

Basic earnings per common share:	$0.41	$0.45	$1.07	$1.61
Diluted earnings per common share:	$0.41	$0.44	$1.07	$1.55

For the three months ended September 30, 2014 and 2013, the amount of common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive was 289,286, and 474,267 common stock equivalents, respectively. For the nine months ended September 30, 2014 and 2013, the amount of common stock equivalents excluded from the earnings per share calculations because their effect was anti-dilutive was 289,407, and 488,318 common stock equivalents (including 9,497 common stock warrants), respectively.

NOTE 3 - INVESTMENTS

The following table presents the amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale:

	September 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$91,823	$638	$(189)	$92,272
Obligations of states and political subdivisions	49,064	1,576	(699)	49,941
Agency mortgage-backed securities	315,951	3,099	(4,679)	314,371
	$456,838	$5,313	$(5,567)	$456,584

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Obligations of U.S. Government-sponsored enterprises	$93,218	$700	$(388)	$93,530
Obligations of states and political subdivisions	49,721	983	(1,761)	48,943
Agency mortgage-backed securities	298,623	2,675	(9,184)	292,114
	$441,562	$4,358	$(11,333)	$434,587

At September 30, 2014, and December 31, 2013, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. government agencies and sponsored enterprises. The residential mortgage-backed securities are all issued by U.S. government sponsored enterprises. Available for sale securities having a fair value of $255.9 million and $270.1 million at September 30, 2014, and December 31, 2013, respectively, were pledged as collateral to secure deposits of public institutions and for other purposes as required by law or contract provisions.

The amortized cost and estimated fair value of debt securities classified as available for sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the mortgage-backed securities is approximately 5 years.

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,181	$3,227
Due after one year through five years	109,044	110,116
Due after five years through ten years	21,833	22,352
Due after ten years	6,829	6,518
Mortgage-backed securities	315,951	314,371
	$456,838	$456,584

The following table represents a summary of available-for-sale investment securities that had an unrealized loss:

	September 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$5,454	$7	$24,813	$182	$30,267	$189
Obligations of states and political subdivisions	$1,092	$18	$14,143	$681	$15,235	$699
Agency mortgage-backed securities	29,404	139	136,333	4,540	165,737	4,679
	$35,950	$164	$175,289	$5,403	$211,239	$5,567

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government-sponsored enterprises	$30,221	$388	$—	$—	$30,221	$388
Obligations of states and political subdivisions	17,141	952	7,168	809	24,309	1,761
Agency mortgage-backed securities	159,999	7,338	21,437	1,846	181,436	9,184
	$207,361	$8,678	$28,605	$2,655	$235,966	$11,333

The unrealized losses at both September 30, 2014, and December 31, 2013, were primarily attributable to changes in market interest rates since the securities were purchased. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. At September 30, 2014, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The gross gains and gross losses realized from sales of available-for-sale investment securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Gross gains realized	$—	$611	$—	$1,477
Gross losses realized	—	—	—	(182)
Proceeds from sales	—	36,710	—	159,604

NOTE 4 - PORTFOLIO LOANS

Below is a summary of Portfolio loans by category at September 30, 2014, and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Real Estate Loans:
Construction and land development	$123,888	$117,032
Commercial real estate - Investor owned	391,791	437,688
Commercial real estate - Owner occupied	366,724	341,631
Residential real estate	187,594	158,527
Total real estate loans	$1,069,997	$1,054,878
Commercial and industrial	1,172,015	1,041,576
Consumer and other	51,816	39,838
Portfolio loans	$2,293,828	$2,136,292
Unearned loan costs, net	1,077	1,021
Portfolio loans, including unearned loan costs	$2,294,905	$2,137,313

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

A summary of the year-to-date activity in the allowance for loan losses and the recorded investment in Portfolio loans by class and category based on impairment method through September 30, 2014, and at December 31, 2013, is as follows:

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$27,289
Provision charged to expense	899	589	(9)	(532)	16	64	1,027
Losses charged off	(474)	(336)	(250)	(305)	—	(4)	(1,369)
Recoveries	187	8	34	688	41	—	958
Balance at March 31, 2014	$12,858	$4,357	$6,375	$1,987	$2,076	$252	$27,905
Provision charged to expense	3,068	(262)	(2,064)	132	412	62	1,348
Losses charged off	(1,005)	(88)	—	—	—	—	(1,093)
Recoveries	154	14	19	36	39	—	262
Balance at June 30, 2014	$15,075	$4,021	$4,330	$2,155	$2,527	$314	$28,422
Provision charged to expense	169	(245)	(101)	321	(110)	32	66
Losses charged off	(215)	(50)	—	(600)	—	—	(865)
Recoveries	880	8	23	35	230	1	1,177
Balance at September 30, 2014	$15,909	$3,734	$4,252	$1,911	$2,647	$347	$28,800

(in thousands)	Commercial & Industrial	Commercial Real Estate Owner Occupied	Commercial Real Estate Investor Owned	Construction and Land Development	Residential Real Estate	Consumer & Other	Total
Balance September 30, 2014
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$404	$293	$—	$364	$17	$—	$1,078
Collectively evaluated for impairment	15,505	3,441	4,252	1,547	2,630	347	27,722
Total	$15,909	$3,734	$4,252	$1,911	$2,647	$347	$28,800
Loans - Ending Balance:
Individually evaluated for impairment	$3,198	$4,820	$5,164	$6,455	$386	$—	$20,023
Collectively evaluated for impairment	1,168,817	361,904	386,627	117,433	187,208	52,893	2,274,882
Total	$1,172,015	$366,724	$391,791	$123,888	$187,594	$52,893	$2,294,905

Balance at December 31, 2013
Allowance for Loan Losses - Ending Balance:
Individually evaluated for impairment	$736	$107	$—	$703	$4	$—	$1,550
Collectively evaluated for impairment	11,510	3,989	6,600	1,433	2,015	192	25,739
Total	$12,246	$4,096	$6,600	$2,136	$2,019	$192	$27,289
Loans - Ending Balance:
Individually evaluated for impairment	$3,380	$606	$6,811	$9,484	$559	$—	$20,840
Collectively evaluated for impairment	1,038,196	341,025	430,877	107,548	157,968	40,859	2,116,473
Total	$1,041,576	$341,631	$437,688	$117,032	$158,527	$40,859	$2,137,313

A summary of Portfolio loans individually evaluated for impairment by category at September 30, 2014, and December 31, 2013, is as follows:

	September 30, 2014
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,512	$3,198	$—	$3,198	$404	$4,037
Real Estate:
Commercial - Owner Occupied	4,876	773	1,891	2,664	293	1,388
Commercial - Investor Owned	5,164	—	5,164	5,164	—	4,138
Construction and Land Development	7,550	430	6,026	6,456	364	7,565
Residential	386	200	185	385	17	495
Consumer & Other	—	—	—	—	—	519
Total	$22,488	$4,601	$13,266	$17,867	$1,078	$18,142

	December 31, 2013
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial & Industrial	$4,377	$—	$3,384	$3,384	$736	$6,574
Real Estate:
Commercial - Owner Occupied	606	201	421	622	107	1,868
Commercial - Investor Owned	8,033	7,190	—	7,190	—	11,348
Construction and Land Development	10,668	7,383	2,419	9,802	703	5,770
Residential	559	348	221	569	4	1,930
Consumer & Other	—	—	—	—	—	—
Total	$24,243	$15,122	$6,445	$21,567	$1,550	$27,490

The following table presents details for past due and impaired loans:

	September 30, 2014		September 30, 2013
(in thousands)	Three months ended	Nine months ended	Three months ended	Nine months ended
Total interest income that would have been recognized under original terms	$246	$927	$410	$1,454
Total cash received and recognized as interest income on non-accrual loans	51	83	4	28
Total interest income recognized on impaired loans	11	27	4	33

There was one loan for $0.3 million over 90 days past due and still accruing interest at September 30, 2014. At September 30, 2014, there were no unadvanced commitments on impaired loans.

The recorded investment in impaired Portfolio loans by category at September 30, 2014, and December 31, 2013, is as follows:

	September 30, 2014
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$3,221	$—	$340	$3,561
Real Estate:
Commercial - Investor Owned	4,755	587	—	5,342
Commercial - Owner Occupied	2,192	777	—	2,969
Construction and Land Development	6,849	—	—	6,849
Residential	401	—	—	401
Consumer & Other	—	—	—	—
Total	$17,418	$1,364	$340	$19,122

	December 31, 2013
(in thousands)	Non-accrual	Restructured	Loans over 90 days past due and still accruing interest	Total
Commercial & Industrial	$3,384	$—	$—	$3,384
Real Estate:
Commercial - Investor Owned	6,511	678	—	7,189
Commercial - Owner Occupied	622	—	—	622
Construction and Land Development	9,802	—	—	9,802
Residential	569	—	—	569
Consumer & Other	—	—	—	—
Total	$20,888	$678	$—	$21,566

The recorded investment by category for the Portfolio loans that have been restructured during the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three months ended September 30, 2014			Three months ended September 30, 2013
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	2	$658	$658	—	$—	$—
Real Estate:
Commercial - Owner Occupied	1	357	357	—	—	—
Commercial - Investor Owned	—	—	—	—	—	—
Construction and Land Development	1	2,827	2,827	—	—	—
Residential	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total	4	$3,842	$3,842	—	$—	$—

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(in thousands, except for number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial & Industrial	2	$658	$658	1	$5	$5
Real Estate:
Commercial - Owner Occupied	3	1,649	1,399	—	—	—
Commercial - Investor Owned	1	603	603	—	—	—
Construction and Land Development	1	2,827	2,827	—	—	—
Residential	1	125	125	—	—	—
Consumer & Other	—	—	—	—	—	—
Total	8	$5,862	$5,612	1	$5	$5

The restructured Portfolio loans resulted from interest rate concessions and changing the terms of the loans. As of September 30, 2014, the Company allocated $0.3 million of specific reserves to the loans that have been restructured.

There were no Portfolio loans that have been restructured and subsequently defaulted in the nine months ended September 30, 2014 and 2013.

The aging of the recorded investment in past due Portfolio loans by portfolio class and category at September 30, 2014, and December 31, 2013, is shown below.

	September 30, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$785	$706	$1,491	$1,170,524	$1,172,015
Real Estate:
Commercial - Owner Occupied	712	1,156	1,868	364,856	366,724
Commercial - Investor Owned	451	4,577	5,028	386,763	391,791
Construction and Land Development	—	2,528	2,528	121,360	123,888
Residential	—	385	385	187,209	187,594
Consumer & Other	15	—	15	52,878	52,893
Total	$1,963	$9,352	$11,315	$2,283,590	$2,294,905

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$229	$—	$229	$1,041,347	$1,041,576
Real Estate:
Commercial - Owner Occupied	—	428	428	341,203	341,631
Commercial - Investor Owned	—	6,132	6,132	431,556	437,688
Construction and Land Development	464	7,344	7,808	109,224	117,032
Residential	237	213	450	158,077	158,527
Consumer & Other	—	—	—	40,859	40,859
Total	$930	$14,117	$15,047	$2,122,266	$2,137,313

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, payment experience, credit documentation, and current economic factors, among other factors. The Company uses the following definitions for risk ratings:

•
Grades 1, 2, and 3- Includes loans to borrowers with a continuous record of strong earnings, sound balance sheet condition and capitalization, ample liquidity with solid cash flow, and whose management team has experience and depth within their industry.

•	Grade 4- Includes loans to borrowers with positive trends in profitability, satisfactory capitalization and balance sheet condition, and sufficient liquidity and cash flow.

•	Grade 5- Includes loans to borrowers that may display fluctuating trends in sales, profitability, capitalization, liquidity, and cash flow.

•
Grade 6- Includes loans to borrowers where an adverse change or perceived weakness has occurred, but may be correctable in the near future. Alternatively, this rating category may also include circumstances where the borrower is starting to reverse a negative trend or condition, or has recently been upgraded from a 7, 8, or 9 rating.

•
Grade 7 - Watch credits are borrowers that have experienced financial setback of a nature that is not determined to be severe or influence ‘ongoing concern’ expectations. Although possible, no loss is anticipated, due to strong collateral and/or guarantor support.

•
Grade 8- Substandard credits will include those borrowers characterized by significant losses and sustained downward trends in balance sheet condition, liquidity, and cash flow. Repayment reliance may have shifted to secondary sources. Collateral exposure may exist and additional reserves may be warranted.

•
Grade 9- Doubtful credits include borrowers that may show deteriorating trends that are unlikely to be corrected. Collateral values may appear insufficient for full recovery, therefore requiring a partial charge-off, or debt renegotiation with the borrower. The borrower may have declared bankruptcy or bankruptcy is likely in the near term. All doubtful rated credits will be on non-accrual.

The recorded investment by risk category of the Portfolio loans by portfolio class and category at September 30, 2014, which is based upon the most recent analysis performed, and December 31, 2013 is as follows:

	September 30, 2014
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$1,066,001	$66,098	$39,545	$371	$1,172,015
Real Estate:
Commercial - Owner Occupied	337,763	20,241	8,720	—	366,724
Commercial - Investor Owned	353,824	24,295	13,672	—	391,791
Construction and Land Development	99,832	13,547	10,509	—	123,888
Residential	165,300	13,730	8,564	—	187,594
Consumer & Other	52,425	54	414	—	52,893
Total	$2,075,145	$137,965	$81,424	$371	$2,294,905

	December 31, 2013
(in thousands)	Pass (1-6)	Watch (7)	Substandard (8)	Doubtful (9)	Total
Commercial & Industrial	$977,199	$40,265	$23,934	$178	$1,041,576
Real Estate:
Commercial - Owner Occupied	306,321	26,500	8,810	—	341,631
Commercial - Investor Owned	368,433	42,227	27,028	—	437,688
Construction and Land Development	87,812	17,175	11,582	463	117,032
Residential	143,613	8,240	6,674	—	158,527
Consumer & Other	40,852	3	4	—	40,859
Total	$1,924,230	$134,410	$78,032	$641	$2,137,313

NOTE 5 - PURCHASE CREDIT IMPAIRED ("PCI") LOANS (FORMERLY REFERRED TO AS PORTFOLIO LOANS COVERED UNDER FDIC LOSS SHARE OR COVERED LOANS)

Below is a summary of PCI loans by category at September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Weighted- Average Risk Rating	Recorded Investment PCI Loans	Weighted- Average Risk Rating	Recorded Investment PCI Loans
Real Estate Loans:
Construction and land development	6.33	$7,842	6.84	$14,325
Commercial real estate - Investor owned	7.17	39,275	6.81	48,146
Commercial real estate - Owner occupied	6.50	29,922	6.75	32,525
Residential real estate	5.94	30,289	5.92	34,498
Total real estate loans		$107,328		$129,494
Commercial and industrial	7.04	6,103	6.87	9,271
Consumer and other	4.30	431	6.47	1,773
Portfolio loans		$113,862		$140,538

The aging of the recorded investment in past due PCI loans by portfolio class and category at September 30, 2014, and December 31, 2013, is shown below.

	September 30, 2014
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$338	$702	$1,040	$5,063	$6,103
Real Estate:
Commercial - Owner Occupied	94	3,466	3,560	26,362	29,922
Commercial - Investor Owned	—	4,270	4,270	35,005	39,275
Construction and Land Development	—	94	94	7,748	7,842
Residential	299	3,831	4,130	26,158	30,288
Consumer & Other	—	13	13	419	432
Total	$731	$12,376	$13,107	$100,755	$113,862

	December 31, 2013
(in thousands)	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
Commercial & Industrial	$397	$573	$970	$8,301	$9,271
Real Estate:
Commercial - Owner Occupied	255	6,595	6,850	25,675	32,525
Commercial - Investor Owned	5,143	3,167	8,310	39,836	48,146
Construction and Land Development	32	4,198	4,230	10,095	14,325
Residential	639	5,276	5,915	28,583	34,498
Consumer & Other	—	—	—	1,773	1,773
Total	$6,466	$19,809	$26,275	$114,263	$140,538

The following table is a rollforward of PCI loans, net of the allowance for loan losses, for the nine months ended September 30, 2014 and 2013.

(In thousands)	Contractual Cashflows	Less: Non-accretable Difference	Less: Accretable Yield	Carrying Amount
Balance January 1, 2014	$266,068	$87,438	$53,530	$125,100
Principal reductions and interest payments	(25,261)	—	—	(25,261)
Accretion of loan discount	—	—	(12,323)	12,323
Changes in contractual and expected cash flows due to remeasurement	(2,616)	(7,378)	(500)	5,262
Reductions due to disposals	(30,334)	(7,379)	(3,849)	(19,106)
Balance September 30, 2014	$207,857	$72,681	$36,858	$98,318

Balance January 1, 2013	$386,966	$118,627	$78,768	$189,571
Principal reductions and interest payments	(37,421)	—	—	(37,421)
Accretion of loan discount	—	—	(19,987)	19,987
Changes in contractual and expected cash flows due to remeasurement	9,216	(10,858)	14,233	5,841
Reductions due to disposals	(68,953)	(23,867)	(12,288)	(32,798)
Balance September 30, 2013	$289,808	$83,902	$60,726	$145,180

The accretable yield is accreted into interest income over the estimated life of the acquired loans using the effective yield method.

A summary of activity in the FDIC loss share receivable for the nine months ended September 30, 2014 is as follows:

(In thousands)	September 30, 2014
Balance at beginning of period	$34,319
Adjustments not reflected in income:
Cash received from the FDIC for covered assets	(6,487)
FDIC reimbursable losses, net	1,734
Adjustments reflected in income:
Amortization, net	(5,375)
Loan impairment	741
Reductions for payments on covered assets in excess of expected cash flows	(2,893)
Balance at end of period	$22,039

Due to continued favorable projections in the expected cash flows, the Company continues to anticipate it will be required to pay the FDIC at the end of two of its loss share agreements. Accordingly, a liability of $2.6 million has been recorded at September 30, 2014. The liability will continue to be adjusted as part of the remeasurement process through the end of the loss share agreements.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2014, there were no unadvanced commitments on impaired loans compared to $0.1 million at December 31, 2013. Other liabilities include approximately $0.2 million at both September 30, 2014 and December 31, 2013 for estimated losses attributable to the unadvanced commitments.

The contractual amounts of off-balance-sheet financial instruments as of September 30, 2014, and December 31, 2013, are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$879,258	$804,420
Standby letters of credit	45,791	44,376

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments usually have fixed expiration dates or other termination clauses, may have significant usage restrictions, and may require payment of a fee. Of the total commitments to extend credit at September 30, 2014, and December 31, 2013, approximately $66.4 million and $50.3 million, respectively, represent fixed rate loan commitments. Since certain of the commitments may expire without being drawn upon or may be revoked, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. The type of collateral held varies, but may include accounts receivable, inventory, premises and equipment, and real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are issued to support contractual obligations of the Company’s customers. The credit risk involved in issuing standby letters of credit is essentially the same as the risk involved in extending loans to customers. The remaining terms of standby letters of credit range from 1 month to 3.4 years at September 30, 2014.

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

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate cap contracts	$23,800	$23,800	$2	$10	$—	$—

The following table shows the location and amount of gains and losses related to derivatives used for risk management purposes recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2014	2013	2014	2013
Non-designated hedging instruments
Interest rate cap contracts	Gain on state tax credits, net	$—	$(9)	$(8)	$1

Client-Related Derivative Instruments. As an accommodation to certain customers, the Company enters into interest rate swaps to economically hedge changes in fair value of certain loans. The table below summarizes the notional amounts and fair values of the client-related derivative instruments.

			Asset Derivatives (Other Assets)		Liability Derivatives (Other Liabilities)
	Notional Amount		Fair Value		Fair Value
(in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Non-designated hedging instruments
Interest rate swap contracts	$175,906	$185,213	$949	$990	$949	$990

Changes in the fair value of client-related derivative instruments are recognized currently in operations. The following table shows the location and amount of gains and losses recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. For the three and nine months ended September 30, 2014 and 2013 the Company entered into derivative contracts with third parties to fully offset the client-related derivative instruments. Accordingly, there was no fair value adjustment recorded.

	Location of Gain or (Loss) Recognized in Operations on Derivative	Amount of Gain or (Loss) Recognized in Operations on Derivative		Amount of Gain or (Loss) Recognized in Operations on Derivative
		Three months ended September 30,		Nine months ended September 30,
(in thousands)		2014	2013	2014	2013
Non-designated hedging instruments
Interest rate swap contracts	Interest and fees on loans	$—	$(32)	$—	$(205)

At September 30, 2014 and December 31, 2013, the Company had $0.9 million and $1.0 million, respectively, of counterparty credit exposure on derivatives. At both September 30, 2014, and December 31, 2013, the Company had pledged cash of $1.0 million, as collateral in connection with our interest rate swap agreements.

NOTE 8 - FAIR VALUE MEASUREMENTS

Below is a description of certain assets and liabilities measured at fair value.

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Securities available for sale
Obligations of U.S. Government-sponsored enterprises	$—	$92,272	$—	$92,272
Obligations of states and political subdivisions	—	46,887	3,054	49,941
Agency mortgage-backed securities	—	314,371	—	314,371
Total securities available for sale	$—	$453,530	$3,054	$456,584
State tax credits held for sale	—	—	15,131	15,131
Derivative financial instruments	—	951	—	951
Total assets	$—	$454,481	$18,185	$472,666

Liabilities
Derivative financial instruments	$—	$949	$—	$949
Total liabilities	$—	$949	$—	$949

•
Securities available for sale. Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. The Company obtains fair value measurements from an independent pricing service. Fair values for Level 2 securities are based upon dealer quotes, market spreads, the U.S. Treasury yield curve, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions at the security level. At September 30, 2014, Level 3 securities available for sale consist primarily of three Auction Rate Securities that are valued based on the securities' estimated cash flows, yields of comparable securities, and live trading levels.

•
Portfolio Loans. Certain fixed rate portfolio loans are accounted for as trading instruments and reported at fair value. Fair value on these loans is determined using a third party valuation model with observable Level 2 market data inputs.

•
State tax credits held for sale. At September 30, 2014, of the $45.6 million of state tax credits held for sale on the condensed consolidated balance sheet, approximately $15.1 million were carried at fair value. The remaining $30.5 million of state tax credits were accounted for at cost.

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

Level 3 financial instruments

The following table presents the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods ended September 30, 2014 and 2013, respectively.

•	Purchases, sales, issuances and settlements, net. There were no Level 3 purchases during the nine months or quarters ended September 30, 2014 or 2013.

•	Transfers in and/or out of Level 3. There were no Level 3 transfers during the nine months or quarters ended September 30, 2014 or 2013.

	Securities available for sale, at fair value
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$3,051	$3,039	$3,040	$3,049
Total (losses) gains:
Included in other comprehensive income	3	3	14	(7)
Purchases, sales, issuances and settlements:
Purchases	—	—	—	—
Transfer in and/or out of Level 3	—	—	—	—
Ending balance	$3,054	$3,042	$3,054	$3,042

Change in unrealized (losses) gains relating to assets still held at the reporting date	$3	$3	$14	$(7)

	State tax credits held for sale
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Beginning balance	$14,985	$19,822	$16,491	$23,020
Total gains:
Included in earnings	146	317	407	422
Purchases, sales, issuances and settlements:
Sales	—	—	(1,767)	(3,303)
Ending balance	$15,131	$20,139	$15,131	$20,139

Change in unrealized gains relating to assets still held at the reporting date	$146	$317	$(58)	$(456)

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period. The following table presents financial instruments and non-financial assets measured at fair value on a non-recurring basis as of September 30, 2014:

	(1)	(1)	(1)	(1)
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses for the three months ended September 30, 2014	Total losses for the nine months ended September 30, 2014
Impaired loans	$3,163	$—	$—	$3,163	$(865)	$(3,328)
Other real estate	5,374	—	—	5,374	(28)	(618)
Total	$8,537	$—	$—	$8,537	$(893)	$(3,946)

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

Following is a summary of the carrying amounts and fair values of the Company’s financial instruments on the consolidated balance sheets at September 30, 2014, and December 31, 2013.

	September 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Estimated fair value	Carrying Amount	Estimated fair value
Balance sheet assets
Cash and due from banks	$54,113	$54,113	$19,573	$19,573
Federal funds sold	36	36	76	76
Interest-bearing deposits	74,963	74,963	196,220	196,220
Securities available for sale	456,584	456,584	434,587	434,587
Other investments, at cost	15,291	15,291	12,605	12,605
Loans held for sale	4,899	4,899	1,834	1,834
Derivative financial instruments	951	951	1,000	1,000
Portfolio loans, net	2,364,423	2,360,077	2,235,124	2,232,134
State tax credits, held for sale	45,631	51,037	48,457	52,159
Accrued interest receivable	7,526	7,526	7,303	7,303

Balance sheet liabilities
Deposits	2,509,764	2,513,418	2,534,953	2,540,822
Subordinated debentures	56,807	33,997	62,581	39,358
Federal Home Loan Bank advances	120,000	123,153	50,000	54,137
Other borrowings	187,122	187,123	214,331	214,377
Derivative financial instruments	949	949	990	990
Accrued interest payable	854	854	957	957

For information regarding the methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate such value, refer to Note 20–Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already presented on the condensed consolidated balance sheets at fair value at September 30, 2014, and December 31, 2013:

	Estimated Fair Value Measurement at Reporting Date Using			Balance at September 30, 2014
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,360,077	$2,360,077
State tax credits, held for sale	$—	$—	$35,906	$35,906
Financial Liabilities:
Deposits	1,951,370	—	562,048	2,513,418
Subordinated debentures	—	33,997	—	33,997
Federal Home Loan Bank advances	—	123,153	—	123,153
Other borrowings	—	187,123	—	187,123

	Estimated Fair Value Measurement at Reporting Date Using			Balance at December 31, 2013
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Portfolio loans, net	$—	$—	$2,232,134	$2,232,134
State tax credits, held for sale	$—	$—	$35,668	$35,668
Financial Liabilities:
Deposits	1,902,038	—	638,784	2,540,822
Subordinated debentures	—	39,358	—	39,358
Federal Home Loan Bank advances	—	54,137	—	54,137
Other borrowings	—	214,377	—	214,377

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

Following are the financial results for the Company’s operating segments.

(in thousands)	Banking	Wealth Management	Corporate and Intercompany	Total
	Three months ended September 30,
Income Statement Information	2014
Net interest income (expense)	$27,804	$(16)	$(344)	$27,444
Provision for loan losses	(1,811)	—	—	(1,811)
Noninterest income	2,424	1,909	119	4,452
Noninterest expense	18,353	1,946	822	21,121
Income (loss) before income tax expense (benefit)	13,686	(53)	(1,047)	12,586

	2013
Net interest income (expense)	$33,476	$(166)	$(736)	$32,574
Provision for loan losses	2,159	—	—	2,159
Noninterest income	1,684	2,006	26	3,716
Noninterest expense	17,855	1,809	1,344	21,008
Income (loss) before income tax expense (benefit)	15,146	31	(2,054)	13,123

	Nine months ended September 30,
Income Statement Information	2014
Net interest income (expense)	$87,733	$(58)	$(1,123)	$86,552
Provision for loan losses	3,398	—	—	3,398
Noninterest income	5,448	6,200	131	11,779
Noninterest expense	53,817	5,589	3,262	62,668
Income (loss) before income tax expense (benefit)	35,966	553	(4,254)	32,265

	2013
Net interest income (expense)	$105,738	$(292)	$(2,665)	$102,781
Provision for loan losses	(305)	—	—	(305)
Noninterest income	(1,758)	6,611	100	4,953
Noninterest expense	53,006	5,644	3,789	62,439
Income (loss) before income tax expense (benefit)	51,279	675	(6,354)	45,600

Balance Sheet Information	September 30, 2014		December 31, 2013
Total assets:
Banking	$3,093,055		$3,051,256
Wealth Management	98,269		101,026
Corporate and Intercompany	18,266		17,915
Total	3,209,590		3,170,197

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

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The objective of ASU 2014-11 is to amend the accounting for certain secured financing transactions, and requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized asset is retained through a separate agreement with the counterparty. In addition, the guidance requires enhanced disclosures with respect to the types and quality of financial assets pledged in secured financing transactions. The guidance will become effective in the first quarter of 2015, except for the disclosures regarding the types and quality of financial assets pledged, which will become effective in the second quarter of 2015. The Company does not believe the guidance will have a material impact on its consolidated balance sheets or statements of operations.

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

Introduction

The following discussion describes the significant changes to the financial condition of the Company that have occurred during the first nine months of 2014 compared to the financial condition as of December 31, 2013. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Company for the three and nine months ended September 30, 2014, compared to the same periods in 2013. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Summary

Below are highlights of our financial performance for the quarter and year-to-date period ended September 30, 2014 as compared to the linked quarter ended June 30, 2014 and prior year quarter and year to date period ended September 30, 2013.

(in thousands, except per share data)	For the Quarter Ended and At			For the Nine Months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
EARNINGS
Total interest income	$31,036	$32,309	$36,883	$97,369	$116,854
Total interest expense	3,592	3,567	4,309	10,817	14,073
Net interest income	27,444	28,742	32,574	86,552	102,781
Provision for portfolio loans	66	1,348	(652)	2,441	(3,094)
Provision for purchase credit impaired loans	(1,877)	(470)	2,811	957	2,789
Net interest income after provision for loan losses	29,255	27,864	30,415	83,154	103,086

Fee income	4,685	5,108	4,968	15,070	15,250
Other noninterest income	(233)	(1,703)	(1,252)	(3,291)	(10,297)
Total noninterest income	4,452	3,405	3,716	11,779	4,953

Total noninterest expenses	21,121	20,445	21,008	62,668	62,439
Income before income tax expense	12,586	10,824	13,123	32,265	45,600
Income tax expense	4,388	3,664	4,713	11,059	16,117
Net income	$8,198	$7,160	$8,410	$21,206	$29,483

Basic earnings per share	0.41	0.36	0.45	1.07	1.61
Diluted earnings per share	0.41	0.36	0.44	1.07	1.55

Return on average assets	1.02%	0.92%	1.09%	0.91%	1.26%
Return on average common equity	10.62%	9.65%	12.70%	9.54%	15.70%
Efficiency ratio	66.22%	63.60%	57.89%	63.73%	57.89%
Net interest margin	3.75%	4.04%	4.71%	4.05%	4.85%

ASSET QUALITY
Net charge-offs	(311)	831	368	931	4,637
Nonperforming loans	18,212	19,287	24,168
Classified Assets	83,816	85,445	96,388
Nonperforming loans to total loans	0.79%	0.86%	1.14%
Nonperforming assets to total assets	0.64%	0.85%	1.11%
Allowance for loan losses to total loans	1.25%	1.26%	1.26%
Net charge-offs to average loans (annualized)	(0.05)%	0.15%	0.07%	0.06%	0.30%

During the quarter ended September 30, 2014 the Company noted the following :

•
The Company reported net income of $8.2 million for the three months ended September 30, 2014, compared to $7.2 million in the linked second quarter, and $8.4 million for the same period in 2013. The Company reported diluted earnings per share of $0.41, $0.36 and $0.44 in the same respective periods. The increase in net income from the linked second quarter is primarily due to robust portfolio loan growth driving an 6%

annualized increase in core net interest income, as well as reduced provision for loan losses from continued strong credit quality and increased noninterest income from a $0.9 million closing fee recorded in the quarter. The decrease in net income from the prior year period is primarily due to a $2.5 million reduction in net revenue from purchase credit impaired ("PCI") loans due to declining balances and lower accelerated cash flows from these loans.

•
Net interest income decreased $1.3 million in the third quarter of 2014 from the linked second quarter and $5.1 million from the prior year period, primarily due to lower balances and lower accelerated cash flows on PCI loans, partially offset by strong portfolio loan growth in the quarter. Core net interest income increased modestly in the third quarter when compared to both the linked quarter and prior year period.

•
Nonperforming loans were 0.79% of portfolio loans at September 30, 2014, versus 0.86% of portfolio loans at June 30, 2014, and 1.14% at September 30, 2013. The Company's allowance for loan losses was 1.25% of loans at September 30, 2014, representing 158% of nonperforming loans, as compared to 1.26% at June 30, 2014 representing 147% of nonperforming loans, and 1.26% at September 30, 2013, representing 110% of nonperforming loans. The Company had net recoveries in the third quarter of 2014 of $0.3 million, representing an annualized rate of (0.05)% of average loans, compared to net charge-offs of $0.8 million, an annualized rate of 0.15%, in the linked second quarter. Net charge-offs were $0.4 million, an annualized rate of 0.07%, in the third quarter of 2013.

•
Fee income, which primarily includes the Company's wealth management revenue, service charges and other fees on deposit accounts, sales of other real estate, and state tax brokerage activity, decreased $0.5 million compared to the linked quarter and $0.3 million from the prior year period. The decrease from the linked quarter and prior year period was primarily due to lower gains on sales of other real estate.

•
Noninterest expenses were $21.1 million for the quarter ended September 30, 2014, compared to $20.4 million for the linked quarter ended June 30, 2014 and $21.0 million in the prior year period ended September 30, 2013. Noninterest expenses have increased slightly when compared to both periods. The increase is primarily due to increased FDIC clawback expense from continued lower loss rates on our PCI loans as well as severance costs from efficiency initiatives during the current quarter.

For the nine month period ended September 30, 2014 the Company noted the following :

•
The Company reported net income of $21.2 million for the nine months ended September 30, 2014, compared to $29.5 million for the same period in 2013. The Company reported diluted earnings per share of $1.07 and $1.55 in the same respective periods. The decrease in net income for the current year to date is due to reduced revenue from our PCI loans, lower interest yields on our portfolio loans offsetting volume gains, as well as lower investment security gains.

•
Net interest income decreased $16.2 million in the nine month period of 2014 from the comparable period in 2013. The decrease was due to lower balances and lower accelerated payments on PCI loans, lower prepayment fees on portfolio loans, and lower interest rates on newly originated loans. These items were offset by higher balances of portfolio loans and lower interest expense from the conversion of $25.0 million of trust preferred securities to common equity and early payoff of $30.0 million of FHLB borrowings, both of which carried relatively higher interest rates.

Income Before Income Tax Expense

Income before income tax expense on the Company's Core Bank and Covered assets for the three and nine months ended September 30, 2014 and 2013 were as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income before income tax expense
Core Bank	$10,921	$10,190	$25,674	$30,417
Covered assets	1,665	2,701	6,591	14,486
Total	$12,586	$12,891	$32,265	$44,903

Income before income tax expense for the Core Bank represents results without direct income and expenses related to Covered assets, as well as an internal estimate of associated asset funding costs for those covered assets. Core Bank pre-tax income increased $0.7 million, or 7%, in the quarter as the Company recorded robust portfolio loan growth increasing net interest income, as well as seeing increased fee income from the aforementioned $0.9 million loan closing fee. Income from our Covered assets declined $1.0 million, or 38%, from declining balances in our PCI loans, as well as reduced net interest income primarily from a reduction in accelerated cash flows and due to additional FDIC clawback expense in 2014. Absent significant cash flow accelerations or pool impairment, the Company currently estimates that income before tax expense on Covered assets will be approximately $6 to $8 million in 2015.

Core Bank pre-tax income declined $4.7 million, or 16%, in the nine month period ended September 30, 2014 as compared to the prior year period as the Company recorded a benefit in provision for portfolio loan losses of $3.1 million in the prior year period, and the Company's interest income was reduced from lower loan yields on originations. Income from our Covered assets declined $7.9 million, or 55%, from declining balances in our PCI loans, as well as reduced net interest income, primarily from a reduction in accelerated cash flows.

The Core net interest margin, defined as the Net interest margin (fully tax equivalent), including contractual interest on Covered loans, but excluding the incremental accretion on these loans, for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Core net interest margin	3.41%	3.54%	3.42%	3.55%

The Core net interest margin has declined in both the three and nine months ended June 30, 2014. The decline was due to lower balances of PCI loans which have higher contractual interest rates, as well as originations at lower interest rates in the current year. This was partially offset by lower costs of interest bearing liabilities including lower deposit costs and lower cost of borrowings from the aforementioned FHLB prepayment and conversion of $25.0 million, 9% coupon, trust preferred securities into common stock, as well as a reduction of $18 million in certain interest earning deposits. Pressure on loan yields and continued reductions in PCI loan balances could lead to reductions in the core net interest margin throughout the remainder of 2014 and into 2015. Included in this MD&A under the caption "Use of Non-GAAP Financial Measures" is a reconciliation of net interest margin to Core net interest margin. The Average Balance Sheet and Rate/Volume sections following contain additional information regarding our net interest income.

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

	Three months ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable loans (1)	$2,251,765	$23,766	4.19%	$2,036,572	$23,092	4.50%
Tax-exempt loans (2)	34,012	565	6.59	46,846	857	7.26
Purchase credit impaired loans (3)	115,709	4,280	14.68	162,569	10,781	26.31
Total loans	2,401,486	28,611	4.73	2,245,987	34,730	6.13
Taxable investments in debt and equity securities	434,159	2,300	2.10	425,983	2,149	2.00
Non-taxable investments in debt and equity securities (2)	43,529	481	4.38	44,605	493	4.38
Short-term investments	63,896	43	0.27	72,739	37	0.20
Total securities and short-term investments	541,584	2,824	2.07	543,327	2,679	1.96
Total interest-earning assets	2,943,070	31,435	4.24	2,789,314	37,409	5.32
Noninterest-earning assets:
Cash and due from banks	36,167			16,897
Other assets	247,846			284,413
Allowance for loan losses	(46,723)			(39,065)
Total assets	$3,180,360			$3,051,559

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$327,113	$163	0.20%	$209,398	$99	0.19%
Money market accounts	809,766	653	0.32	894,552	714	0.32
Savings	82,955	52	0.25	89,715	56	0.25
Certificates of deposit	580,186	1,741	1.19	579,586	1,765	1.21
Total interest-bearing deposits	1,800,020	2,609	0.58	1,773,251	2,634	0.59
Subordinated debentures	56,807	306	2.14	72,864	679	3.70
Borrowed funds	354,637	677	0.76	320,507	995	1.23
Total interest-bearing liabilities	2,211,464	3,592	0.64	2,166,622	4,308	0.79
Noninterest bearing liabilities:
Demand deposits	637,425			607,257
Other liabilities	25,164			14,889
Total liabilities	2,874,053			2,788,768
Shareholders' equity	306,307			262,791
Total liabilities & shareholders' equity	$3,180,360			$3,051,559
Net interest income		$27,843			$33,101
Net interest spread			3.60%			4.53%
Net interest margin (4)			3.75			4.71

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $162,000 and $282,000 for the three months ended September 30, 2014 and 2013, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2014 and 39% tax rate in 2013. The tax-equivalent adjustments were $399,000 and $527,000 for the three months ended September 30, 2014 and 2013, respectively.

(3)	Purchase credit impaired loans are loans acquired as part of our acquisitions of Valley Capital, Home National, Legacy, and/or First National Bank of Olathe.

(4)	Net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Taxable portfolio loans (1)	$2,185,744	$69,135	4.23%	$2,048,503	$70,963	4.63%
Tax-exempt portfolio loans (2)	34,973	1,776	6.79	47,041	2,574	7.32
Purchase credit impaired loans (3)	124,481	19,348	20.78	175,100	36,796	28.10
Total loans	2,345,198	90,259	5.15	2,270,644	110,333	6.50
Taxable investments in debt and equity securities	421,015	6,747	2.14	477,409	6,487	1.82
Non-taxable investments in debt and equity securities (2)	43,777	1,446	4.42	44,115	1,486	4.50
Short-term investments	86,212	146	0.23	81,836	130	0.21
Total securities and short-term investments	551,004	8,339	2.02	603,360	8,103	1.80
Total interest-earning assets	2,896,202	98,598	4.55	2,874,004	118,436	5.51
Noninterest-earning assets:
Cash and due from banks	22,903			17,575
Other assets	257,494			274,085
Allowance for loan losses	(45,718)			(43,593)
Total assets	$3,130,881			$3,122,071

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	$257,749	$385	0.20%	$238,400	$360	0.20%
Money market accounts	882,496	2,093	0.32	939,127	2,348	0.33
Savings	81,519	151	0.25	89,664	171	0.25
Certificates of deposit	602,332	5,248	1.16	561,796	5,593	1.33
Total interest-bearing deposits	1,824,096	7,877	0.58	1,828,987	8,472	0.62
Subordinated debentures	58,309	1,016	2.33	80,920	2,580	4.26
Borrowed funds	315,165	1,924	0.82	336,063	3,021	1.20
Total interest-bearing liabilities	2,197,570	10,817	0.66	2,245,970	14,073	0.84
Noninterest bearing liabilities:
Demand deposits	614,105			610,894
Other liabilities	22,101			14,205
Total liabilities	2,833,776			2,871,069
Shareholders' equity	297,105			251,002
Total liabilities & shareholders' equity	$3,130,881			$3,122,071
Net interest income		$87,781			$104,363
Net interest spread			3.89%			4.67%
Net interest margin (4)			4.05%			4.86%

(1)
Average balances include non-accrual loans. The income on such loans is included in interest but is recognized only upon receipt. Loan fees, net of amortization of deferred loan origination fees and costs, included in interest income are approximately $503,000 and $1,154,000 for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Non-taxable income is presented on a fully tax-equivalent basis using a 38% tax rate in 2014 and 39% tax rate in 2013. The tax-equivalent adjustments were $1,229,000 and $1,582,000 for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Purchase credit impaired loans are loans acquired as part of our acquisitions of Valley Capital, Home National, Legacy, and/or First National Bank of Olathe.

(4)	Net interest income divided by average total interest-earning assets.

Rate/Volume
The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in yield/rates and volume.

	2014 compared to 2013
	Three months ended September 30,			Nine months ended September 30,
	Increase (decrease) due to			Increase (decrease) due to
(in thousands)	Volume(1)	Rate(2)	Net	Volume(1)	Rate(2)	Net
Interest earned on:
Taxable portfolio loans	$2,338	$(1,664)	$674	$4,574	$(6,402)	$(1,828)
Tax-exempt portfolio loans (3)	(219)	(73)	(292)	(623)	(175)	(798)
Purchase credit impaired loans	(2,565)	(3,936)	(6,501)	(9,180)	(8,268)	(17,448)
Taxable investments in debt and equity securities	42	109	151	(821)	1,081	260
Non-taxable investments in debt and equity securities (3)	(12)	—	(12)	(11)	(29)	(40)
Short-term investments	(5)	11	6	7	9	16
Total interest-earning assets	$(421)	$(5,553)	$(5,974)	$(6,054)	$(13,784)	$(19,838)

Interest paid on:
Interest-bearing transaction accounts	$59	$5	$64	$29	$(4)	$25
Money market accounts	(68)	7	(61)	(138)	(117)	(255)
Savings	(4)	—	(4)	(15)	(5)	(20)
Certificates of deposit	2	(26)	(24)	385	(730)	(345)
Subordinated debentures	(128)	(245)	(373)	(596)	(968)	(1,564)
Borrowed funds	97	(415)	(318)	(178)	(919)	(1,097)
Total interest-bearing liabilities	(42)	(674)	(716)	(513)	(2,743)	(3,256)
Net interest income	$(379)	$(4,879)	$(5,258)	$(5,541)	$(11,041)	$(16,582)

(1)	Change in volume multiplied by yield/rate of prior period.

(2)	Change in yield/rate multiplied by volume of prior period.

(3)	Nontaxable income is presented on a fully tax-equivalent basis using the combined statutory federal and state income tax rate in effect for each year.
NOTE: The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (on a tax equivalent basis) was $27.8 million for the three months ended September 30, 2014 compared to $33.1 million for the same period of 2013, a decrease of $5.3 million, or 16%. Total interest income decreased $6.0 million and total interest expense decreased $0.7 million. The net interest margin was 3.75% for the third quarter of 2014, compared to 4.04% for the second quarter of 2014 and 4.71% in the third quarter of 2013. During the third quarter of 2014, there was a decrease in average interest earning assets of approximately $18 million associated with certain interest earning deposits.

Net interest income (on a tax equivalent basis) was $87.8 million for the nine months ended September 30, 2014, compared to $104.4 million for the same period of 2013, a decrease of $16.6 million, or 16%. Total interest income decreased $19.8 million and total interest expense decreased $3.3 million. The tax-equivalent net interest rate margin was 4.05% for the nine months ended September 30, 2014, compared to 4.86% in the nine months ended September 30, 2013.

Interest rates remain at historically low levels and continue to negatively impact loan yields leading to lower net interest margins. As seen in the table above, changes in interest rates have led to a $1.7 million and $6.6 million reduction in interest income on our portfolio loans for the three and nine months ended September 30, 2014 and a $3.9 million and $8.3 million reduction in interest income on our PCI loans for the same periods. Additionally, the run-off of higher yielding PCI loans continues to negatively impact net interest margin leading to a $2.6 million and $9.2 million decrease in interest income due to volume for the quarter and nine months ended September 30, 2014. To partially mitigate lower yields on loans the Company has taken specific actions to lower deposit and other borrowing costs including the prepayment of $30.0 million of FHLB borrowings with a weighted average interest rate of 4.09%, the conversion of $25.0 million of 9% coupon, trust preferred securities to common stock, and the prepayment of $3.6 million of the Company's term loan to lower the contractual interest rate by 50 basis points. Additionally, portfolio loan growth of $158 million since December 31, 2013 has resulted in interest income volume growth of $2.1 million and $4.0 million for the three and nine months ended September 30, 2014.

The following table illustrates the financial contribution of PCI loans and other assets covered under FDIC shared loss agreements for the most recent five quarters. The presentation excludes the cost of funding the related assets and the operating expenses to service the assets.

	For the Quarter ended
(in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Accretion income	$3,722	$4,041	$4,560	$5,332	$6,252
Accelerated cash flows	473	2,285	3,916	4,111	4,309
Other	84	90	176	229	219
Total interest income	4,279	6,416	8,652	9,672	10,780
Provision reversal/(Provision) for loan losses	1,877	470	(3,304)	(2,185)	(2,811)
Gain /(loss) on sale of other real estate	(45)	164	131	97	168
Change in FDIC loss share receivable	(2,374)	(2,742)	(2,410)	(4,526)	(2,849)
Change in FDIC clawback liability	(1,028)	(142)	110	(136)	(62)
Other expenses and estimated funding costs	1,044	1,182	1,237	1,949	2,525
Covered assets income before income tax expense	$1,665	$2,984	$1,942	$973	$2,701

Our current projection of average PCI loan balances are $103 million and $83 million for the years ended December 31, 2014 and 2015, respectively.

Noninterest Income
The following table presents a comparative summary of the major components of noninterest income:

	Three months ended September 30,
(in thousands)	2014	2013	Increase (decrease)
Wealth Management revenue	$1,754	$1,698	$56	3%
Service charges on deposit accounts	1,812	1,768	44	2%
Other service charges and fee income	849	722	127	18%
Sale of other real estate	114	472	(358)	(76)%
State tax credit activity, net	156	308	(152)	(49)%
Sale of securities	—	611	(611)	(100)%
Change in FDIC loss share receivable	(2,374)	(2,849)	475	17%
Miscellaneous income	2,141	986	1,155	117%
Total noninterest income	$4,452	$3,716	$736	(20)%

Noninterest income increased $0.7 million, in the third quarter of 2014 compared to the third quarter of 2013. The increase is primarily due to a $0.9 million non-recurring closing fee recorded during the quarter in Miscellaneous income as well as a $0.5 million increase in the change in FDIC loss share receivable from lower negative amortization and lower accelerated cash flows in the prior period offset with the impact from impairment reversals. These items were offset by $0.6 million of gains on the sale of securities in the prior period as well as a $0.4 million increase in gains on the sale of other real estate.

	Nine months ended September 30,
(in thousands)	2014	2013	Increase (decrease)
Wealth Management revenue	$5,191	$5,419	$(228)	(4)%
Service charges on deposit accounts	5,317	5,025	292	6%
Other service charges and fee income	2,188	2,030	158	8%
Sale of other real estate	1,514	1,562	(48)	(3)%
State tax credit activity, net	860	1,214	(354)	(29)%
Sale of securities	—	1,295	(1,295)	(100)%
Change in FDIC loss share receivable	(7,526)	(13,647)	6,121	45%
Miscellaneous income	4,235	2,055	2,180	106%
Total noninterest income	$11,779	$4,953	$6,826	138%

Noninterest income increased $6.8 million, or 138%, in the nine months ended September 30, 2014 compared to the same period of 2013. The increase is primarily due to a $6.1 million increase in the change in FDIC loss share receivable from lower negative amortization and lower accelerated cash flows in the prior period offset with the impact from impairment reversals, as well as a $2.1 million increase in Miscellaneous income from a $0.9 million non-recurring closing fee as well as higher income on a $20.0 million BOLI policy entered into late in the second quarter of 2013. These items were offset by a $1.3 million gain on the sale of securities recorded in the prior year period.

Noninterest Expense
The following table presents a comparative summary of the major components of noninterest expense:

	Three months ended September 30,
(in thousands)	2014	2013	Increase (decrease)
Employee compensation and benefits	$11,913	$10,777	$1,136	11%
Occupancy	1,683	1,689	(6)	—%
FDIC clawback	1,028	62	966	1,558%
Data processing	1,045	1,143	(98)	(9)%
FDIC and other insurance	710	900	(190)	(21)%
Loan legal and other real estate expense	811	1,247	(436)	(35)%
Professional fees	710	1,041	(331)	(32)%
Other	3,221	4,149	(928)	(22)%
Total noninterest expense	$21,121	$21,008	$113	1%

Noninterest expenses were $21.1 million in the third quarter of 2014, an increase of $0.1 million, from the same quarter of 2013. The increase over the prior year period is primarily due to increased FDIC clawback expense from continued lower loss rates on our PCI loans as well as severance costs from efficiency initiatives during the quarter. Offsetting these increases was a decrease in loan legal and other real estate expenses from improved credit quality. Further offsetting increases in noninterest expenses was reduced professional fees from lower legal expenses and other expenses primarily due to a $0.4 million, one-time non-cash expense for the inducement of the conversion of $20.0 million of trust preferred securities during the third quarter of 2013.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 66.2% for the quarter ended September 30, 2014 compared to 57.9% for the prior year period. The Company expects noninterest expenses to be between $19 million and $21 million per quarter for the foreseeable future.

	Nine months ended September 30,
(in thousands)	2014	2013	Increase (decrease)
Employee compensation and benefits	$35,882	$33,006	$2,876	9%
Occupancy	4,998	5,298	(300)	(6)%
FDIC clawback	1,060	815	245	30%
Data processing	3,296	3,000	296	10%
FDIC and other insurance	2,170	2,592	(422)	(16)%
Loan legal and other real estate expense	2,985	3,355	(370)	(11)%
Professional fees	2,569	3,394	(825)	(24)%
Other	9,708	10,979	(1,271)	(12)%
Total noninterest expense	$62,668	$62,439	$229	—%

Noninterest expenses have increased $0.2 million in the nine month period ended September 30, 2014 as compared to the same period of 2013. The increase is due to a $2.9 million increase in employee compensation and benefits costs due to insourcing certain risk management functions, higher employee benefit costs, and severance expenses recorded in the current period. This was offset by $0.8 million reduction in professional fees from lower legal expenses, as well as a reduction in other expenses of $0.4 million from the trust preferred securities conversion described previously.

The Company's efficiency ratio, which measures noninterest expense as a percentage of total revenue, was 63.7% for the nine months ended September 30, 2014 compared to 57.9% for the prior year period.

Income Taxes

For the quarter ended September 30, 2014, the Company’s income tax expense, which includes both federal and state taxes, was $4.4 million compared to $4.7 million for the same period in 2013. The combined federal and state effective income tax rate was 34.9% for the quarter ended September 30, 2014, slightly lower than September 30, 2013, due to lower state taxes.

For the nine months ended September 30, 2014, the Company’s income tax expense, which includes both federal and state taxes, was $11.1 million compared to $15.4 million for the same period in 2013. The combined federal and state effective income tax rate was 34.3% for the nine month period ended September 30, 2014, consistent with the comparable period ended September 30, 2013.

Summary Balance Sheet

(in thousands)	September 30, 2014	December 31, 2013	Increase (decrease)
Total cash and cash equivalents	$123,812	$210,569	$(86,757)	(41.2)%
Securities available for sale	456,584	434,587	21,997	5.1%
Portfolio loans	2,294,905	2,137,313	157,592	7.4%
Purchase credit impaired loans	113,862	140,538	(26,676)	(19.0)%
Total assets	3,209,590	3,170,197	39,393	1.2%
Deposits	2,509,764	2,534,953	(25,189)	(1.0)%
Total liabilities	2,900,836	2,890,492	10,344	0.4%
Total shareholders' equity	308,754	279,705	29,049	10.4%

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

(in thousands)	September 30, 2014	December 31, 2013	Increase (decrease)
Commercial and industrial	$1,172,015	$1,041,576	$130,439	12.5%
Commercial real estate - Investor owned	391,791	437,688	(45,897)	(10.5)%
Commercial real estate - Owner occupied	366,724	341,631	25,093	7.3%
Construction and land development	123,888	117,032	6,856	5.9%
Residential real estate	187,594	158,527	29,067	18.3%
Consumer and other	52,893	40,859	12,034	29.5%
Portfolio loans	$2,294,905	$2,137,313	$157,592	7.4%
Purchase credit impaired loans	113,862	140,538	(26,676)	(19.0)%
Total loans	$2,408,767	$2,277,851	$130,916	5.7%

Portfolio loans totaled $2.3 billion at September 30, 2014, increasing $158 million, or 10% annualized, compared to December 31, 2013 as the Company experienced continued growth in its Commercial and Industrial ("C&I") loans, as well as our Owner Occupied Commercial real estate and Residential real estate loans. The Company expects to achieve approximately 10% annualized portfolio loan growth for the foreseeable future. PCI loans totaled $114 million at September 30, 2014, a decrease of $27 million, or 19% from December 31, 2013, primarily as a result of principal paydowns and accelerated loan payoffs.

Provision and Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category, and additions to the allowance charged to expense.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Allowance at beginning of period, for portfolio loans	$28,422	$27,619	$27,289	$34,330
Loans charged off:
Commercial and industrial	(215)	(1,817)	(1,694)	(2,423)
Real estate:
Commercial	(50)	(560)	(724)	(4,132)
Construction and Land Development	(600)	(85)	(905)	(419)
Residential	—	(52)	—	(1,038)
Consumer and other	—	—	(4)	(34)
Total loans charged off	(865)	(2,514)	(3,327)	(8,046)
Recoveries of loans previously charged off:
Commercial and industrial	880	906	1,221	1,322
Real estate:
Commercial	31	374	106	756
Construction and Land Development	35	385	759	420
Residential	230	481	310	911
Consumer and other	1	—	1	—
Total recoveries of loans	1,177	2,146	2,397	3,409
Net loan chargeoffs	312	(368)	(930)	(4,637)
Provision for loan losses	66	(652)	2,441	(3,094)
Allowance at end of period, for portfolio loans	$28,800	$26,599	$28,800	$26,599

Allowance at beginning of period, for purchase credit impaired loans	$17,539	$11,045	$15,438	$11,547
Loans charged off	(8)	(16)	(171)	(273)
Recoveries of loans	—	26	—	101
Other	(110)	(234)	(680)	(532)
Net loan chargeoffs	(118)	(224)	(851)	(704)
Provision for loan losses	(1,877)	2,811	957	2,789
Allowance at end of period, for purchase credit impaired loans	$15,544	$13,632	$15,544	$13,632

Total Allowance at end of period	$44,344	$40,231	$44,344	$40,231

Excludes purchase credit impaired loans
Average loans	$2,280,377	$2,076,765	$2,217,000	$2,090,194
Total portfolio loans	2,294,905	2,110,825	2,294,905	2,110,825
Net chargeoffs to average loans	(0.05)%	0.07%	0.06%	0.30%
Allowance for loan losses to loans	1.25	1.26	1.25	1.26

The provision for loan losses on portfolio loans for the three months ended September 30, 2014 was $0.1 million compared to a $0.7 million benefit for the comparable 2013 period. For the nine month period ended September 30, 2014 provision for loan losses on portfolio loans was $2.4 million compared to a $3.1 million benefit in the prior year period. The provision for loan losses for the year to date period ended September 30, 2014 was primarily to provide for charge-offs incurred as well as loan growth in the portfolio including slightly elevated levels of classified loans during 2014. The benefit in loan provision for the third quarter and year to date period ended September 30, 2013 was primarily due to significant improvements in credit quality during the prior year including improvement in loan risk ratings and loss migration results, as well as lower levels of classified loans.

For PCI loans, the Company remeasures contractual and expected cash flows periodically. When the remeasurement process results in a decrease in expected cash flows, typically due to an increase in expected credit losses, impairment is recorded through provision for loan losses. Similarly, when expected credit losses decrease in the remeasurement process, prior recorded impairment is reversed before the yield is increased prospectively. The provision for loan losses on PCI loans for the three months ended September 30, 2014 was a benefit of $1.9 million compared to provision of $2.8 million for the comparable 2013 periods. The provision for loan losses on PCI loans for the nine months ended September 30, 2014 was $1.0 million compared to $2.8 million for the comparable 2013 periods.

The allowance for loan losses on portfolio loans was 1.25% of total loans at September 30, 2014, compared to 1.26% at June 30, 2014, and September 30, 2013. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. The slight reduction in the ratio of allowance for loan losses to total loans over the linked quarter and prior year period is due to continued strong credit performance, as well as continued improvement in our loss migration results.

Nonperforming assets

The following table presents the categories of nonperforming assets and other ratios as of the dates indicated.

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Non-accrual loans	$16,507	$20,163	$24,169
Loans past due 90 days or more and still accruing interest	345	—	—
Restructured loans	1,360	677	—
Total nonperforming loans	18,212	20,840	24,169
Foreclosed property (1)	2,261	7,576	10,278
Total nonperforming assets (1)	$20,473	$28,416	$34,447

Excludes assets covered under FDIC loss share
Total assets (1)	$3,209,590	$3,170,197	$3,108,062
Total portfolio loans	2,294,905	2,137,313	2,110,825
Total loans plus foreclosed property	2,297,166	2,144,889	2,121,103
Nonperforming loans to total loans	0.79%	0.98%	1.15%
Nonperforming assets to total loans plus foreclosed property	0.89	1.32	1.62
Nonperforming assets to total assets (1)	0.64	0.90	1.11

Allowance for loans not covered under FDIC loss share to nonperforming loans	158%	131%	110%

(1)	Excludes assets covered under FDIC shared-loss agreements, except for their inclusion in total assets.

Nonperforming loans

Nonperforming loans exclude PCI loans that are accounted for on a pool basis, as the pools are considered to be performing. See Note 5 – Purchase Credit Impaired ("PCI") Loans for more information on these loans.

Nonperforming loans at September 30, 2014 were $18.2 million, a decrease from $19.3 million at June 30, 2014, and $24.2 million at September 30, 2013. The nonperforming loans are comprised of 18 relationships, with the largest from a $4.6 million Commercial Real Estate loan. The top five relationships comprise 67% of the nonperforming loans. Approximately 55% of nonperforming loans were located in the St. Louis market, 30% were located in the Kansas City market, and 15% were located in the Arizona market. At September 30, 2014, there were 2 performing, restructured loans in the amount of $2.2 million excluded from the nonperforming loans.

Nonperforming loans represented 0.79% of portfolio loans at September 30, 2014, versus 0.86% at June 30, 2014 and 1.14% at September 30, 2013.

Nonperforming loans based on loan type were as follows:

	2014		2013
(in thousands)	3rd Qtr	2nd Qtr	4th Qtr	3rd Qtr	2nd Qtr
Construction and Land Development	$6,455	$7,422	$9,484	$6,499	$4,396
Commercial Real Estate	7,055	7,261	7,417	11,021	12,439
Residential Real Estate	386	545	559	675	2,432
Commercial & Industrial	3,543	4,059	3,380	5,974	6,681
Consumer & Other	773	—	—	—	—
Total	$18,212	$19,287	$20,840	$24,169	$25,948

The following table summarizes the changes in nonperforming loans by quarter.

	2014			2013
(in thousands)	3rd Qtr	2nd Qtr	Year to date	Year to date
Nonperforming loans beginning of period	$19,287	$15,508	$20,840	$38,727
Additions to nonaccrual loans	1,564	7,712	11,847	17,748
Additions to restructured loans	—	732	1,522	—
Chargeoffs	(837)	(1,093)	(3,299)	(8,046)
Other principal reductions	(1,823)	(3,572)	(7,852)	(12,429)
Moved to other real estate	—	—	(4,722)	(7,661)
Moved to performing	(324)	—	(469)	(4,170)
Loans past due 90 days or more and still accruing interest	345	—	345	—
Nonperforming loans end of period	$18,212	$19,287	$18,212	$24,169

Other real estate

Other real estate at September 30, 2014, was $11.1 million, compared to $20.4 million at June 30, 2014, and $28.1 million at September 30, 2013. Approximately 80% of total other real estate, or $8.8 million, is covered by FDIC loss share agreements.

The following table summarizes the changes in other real estate.

	2014			2013
(in thousands)	3rd Qtr	2nd Qtr	Year to date	Year to date
Other real estate beginning of period	$20,434	$24,899	$23,252	$26,500
Additions and expenses capitalized to prepare property for sale	1,310	1,436	7,468	7,661
Additions from FDIC assisted transactions	—	—	—	13,455
Writedowns in value	(900)	(874)	(2,310)	(2,798)
Sales	(9,757)	(5,027)	(17,323)	(16,693)
Other real estate end of period	$11,087	$20,434	$11,087	$28,125

At September 30, 2014, other real estate was comprised of 23 properties, with the largest being a $2.1 million residential property in the Kansas City region.

Writedowns in fair value were recorded in Loan legal and other real estate expense or are charged-off existing loan balances based on current market activity shown in the appraisals. In addition, for the three and nine months ended September 30, 2014, the Company realized a net gain of $0.1 million and $1.5 million, respectively, on the sale of other real estate, as compared to $0.5 million and $1.6 million in the prior year periods. Gains on the sale of other real estate are recorded as part of Noninterest income.

Liabilities

Liabilities totaled $2.9 billion at September 30, 2014, consistent with balances at December 31, 2013. Liabilities remained stable due to a $25 million decrease in total deposits, as well as $27 million decrease in other borrowings primarily due to a decrease in securities sold under repurchase agreements, offset by an increase of $70 million in short-term Federal Home Loan Bank advances.

Deposits

(in thousands)	September 30, 2014	December 31, 2013	Increase (decrease)
Demand deposits	$695,804	$653,686	$42,118	6.4%
Interest-bearing transaction accounts	438,205	219,802	218,403	99.4%
Money market accounts	736,840	948,884	(212,044)	(22.3)%
Savings	80,521	79,666	855	1.1%
Certificates of deposit:
$100 and over	426,593	475,544	(48,951)	(10.3)%
Other	131,801	157,371	(25,570)	(16.2)%
Total deposits	$2,509,764	$2,534,953	$(25,189)	(1.0)%

Non-time deposits / total deposits	78%	75%

Total deposits at September 30, 2014 were $2.5 billion, a decrease of $25 million, or 1%, from December 31, 2013. The decrease in deposits within our money market accounts and corresponding increase in interest-bearing transaction accounts was primarily due to a product change during the year for which a reclassification between the two categories was necessary. The continued decline in our certificate of deposit balances is due to continued efforts by the Company to lower its cost of funds. The composition of our noninterest bearing deposits increased to 28% of total deposits at September 30, 2014, compared to 26% at December 31, 2013, although a portion of the increase in demand deposits represented a temporary increase from a significant customer transaction that occurred close to the end of the third quarter. During the quarter ending September 30, 2014, our cost of deposits was slightly lower compared to the linked second quarter at 0.64% as compared to 0.65%, and improved from the 0.79% for the prior year period.

Shareholders' Equity

Shareholders' Equity totaled $309 million at September 30, 2014, an increase of $29 million from December 31, 2013. Significant activity during the nine months ended September 30, 2014 included:

•	Net income of $21.2 million,

•	Other comprehensive income of $4.1 million from the change in unrealized gain/loss on available-for-sale investment securities,

•	The conversion of $5.0 million of trust preferred securities to common stock,

•	Dividends paid on common stock of $3.1 million.

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

Parent Company liquidity

The parent company's liquidity is managed to provide the funds necessary to pay dividends to shareholders, service debt, invest in subsidiaries as necessary, and satisfy other operating requirements. The parent company's primary funding sources to meet its liquidity requirements are dividends and payments from the Bank and proceeds from the issuance of equity (i.e. stock option exercises, stock offerings). Another source of funding for the parent company includes the issuance of subordinated debentures. Management believes our current level of cash at the holding company of approximately $6.2 million and bank subsidiary dividend will be sufficient to meet all projected cash needs for the remainder of 2014.

On August 20, 2014, the Company's shelf registration statement on Form S-3 registering up to $50.0 million of common stock, preferred stock, debt securities, and various other securities, including combinations of such securities was declared effective by the Securities and Exchange Commission. The Company's ability to offer securities pursuant to the registration statement depends on market conditions and the Company's continuing eligibility to use the Form S-3 under rules of the Securities and Exchange Commission.

As of September 30, 2014, the Company had $56.8 million of outstanding subordinated debentures as part of eight trust preferred securities pools. On March 14, 2014, the Company converted the remaining $5.0 million, 9% coupon, trust preferred securities to shares of common stock. As a result of this transaction the Company reduced its long-term debt by $5.0 million and issued 287,852 shares of common stock. The trust preferred securities are classified as debt but are currently included in regulatory capital and the related interest expense is tax-deductible. Regulations recently finalized by the Federal Reserve Board to implement the Basel III regulatory capital reforms allow our currently outstanding trust preferred securities to retain their Tier 1 capital status.

On January 9, 2013, the Company repurchased warrants issued by the U.S. Treasury as part of the Capital Purchase Program. The repurchase price was approximately $1.0 million.

Bank liquidity

The Bank has a variety of funding sources available to increase financial flexibility. In addition to amounts currently borrowed, at September 30, 2014, the Bank could borrow an additional $216 million from the FHLB of Des Moines under blanket loan pledges and has an additional $634 million available from the Federal Reserve Bank under a pledged loan agreement. The Bank has unsecured federal funds lines with four correspondent banks totaling $45.0 million.

Of the $457 million of the securities available for sale at September 30, 2014, $201 million was pledged as collateral for deposits of public institutions, treasury, loan notes, and other requirements. The remaining $256 million could be pledged or sold to enhance liquidity, if necessary.

The Bank belongs to the Certificate of Deposit Account Registry Service, or CDARS, which allows us to provide our customers with access to additional levels of FDIC insurance coverage on their deposits. The Company considers the reciprocal deposits placed through the CDARS program as core funding and does not report the balances as brokered sources in its internal or external financial reports. As of September 30, 2014, the Bank had $39.1 million of reciprocal CDARS money market sweep balances and $1.9 million of reciprocal certificates of deposits outstanding. In addition to the reciprocal deposits available through CDARS, the Company has access to the “one-way buy” program, which allows the Company to bid on the excess deposits of other CDARS member banks. The Company will report any outstanding “one-way buy” funds as brokered funds in its internal and external financial reports. At September 30, 2014, we had no outstanding “one-way buy” deposits. In addition, the Bank has the ability to sell certificates of deposit through various national or regional brokerage firms, if needed.

In the normal course of business, the Bank enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Bank's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Bank has $925 million in unused commitments as of September 30, 2014. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. To be categorized as “well capitalized”, banks must maintain minimum total risk-based (10%), Tier 1 risk-based (6%) and Tier 1 leverage ratios (5%). As of September 30, 2014, and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company continues to exceed regulatory standards and met the definition of “well-capitalized” (the highest category) at September 30, 2014, and December 31, 2013. Beginning in the first quarter of 2015 the Company will adopt the Regulatory Capital Framework (Basel III). The Company has begun to implement the necessary processes and procedures to comply with Basel III. Based on the Company's current assessment of the framework and corresponding ratios, we expect to be in compliance with the various rules and remain "well-capitalized" upon implementation.

The following table summarizes the Company’s various capital ratios at the dates indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Tier 1 capital to risk weighted assets	12.35%	12.52%
Total capital to risk weighted assets	13.61%	13.78%
Tier 1 common equity to risk weighted assets	10.29%	10.08%
Leverage ratio (Tier 1 capital to average assets)	10.47%	9.94%
Tangible common equity to tangible assets	8.63%	7.78%
Tier 1 capital	$329,354	$308,490
Total risk-based capital	$362,818	$339,433

Use of Non-GAAP Financial Measures:
The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") in the U.S. and the prevailing practices in the banking industry. However, the Company provides other financial measures, such as Core net interest margin, tangible common equity ratio and Tier 1 common equity ratio, in this filing that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flows that exclude (or include) amounts included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.
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

Tangible common equity ratio

(In thousands)	September 30, 2014	December 31, 2013
Total shareholders' equity	$308,754	$279,705
Goodwill	(30,334)	(30,334)
Intangible assets	(4,453)	(5,418)
Tangible common equity	$273,967	$243,953

Total assets	$3,209,590	$3,170,197
Goodwill	(30,334)	(30,334)
Intangible assets	(4,453)	(5,418)
Tangible assets	$3,174,803	$3,134,445

Tangible common equity to tangible assets	8.63%	7.78%

Tier 1 common equity ratio

(In thousands)	September 30, 2014	December 31, 2013
Total shareholders' equity	$308,754	$279,705
Goodwill	(30,334)	(30,334)
Intangible assets	(4,453)	(5,418)
Unrealized losses (gains)	233	4,380
Qualifying trust preferred securities	55,100	60,100
Other	56	57
Tier 1 capital	$329,356	$308,490
Qualifying trust preferred securities	(55,100)	(60,100)
Tier 1 common equity	$274,256	$248,390

Total risk weighted assets determined in accordance with prescribed regulatory requirements	2,666,221	2,463,605

Tier 1 common equity to risk weighted assets	10.29%	10.08%

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

Net Interest Margin to Core Net Interest Margin

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net interest income (fully tax equivalent)	$27,843	$33,101	$87,781	$104,363
Incremental accretion income	(2,579)	(8,178)	(13,782)	(28,032)
Core net interest income	$25,264	$24,923	$73,999	$76,331

Average earning assets	$2,943,070	$2,789,314	$2,896,202	$2,874,004
Reported net interest margin	3.75%	4.71%	4.05%	4.86%
Core net interest margin	3.41%	3.54%	3.42%	3.55%

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

The Company determines the sensitivity of its short-term future earnings to a hypothetical plus or minus 100 to 300 basis point parallel rate shock through the use of simulation modeling. The simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis points parallel rate shock.

The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock	Annual % change in net interest income
+ 300 bp	11.1%
+ 200 bp	7.1%
+ 100 bp	3.1%
- 100 bp	(1.1)%

Interest rate simulations for September 30, 2014, demonstrate that a rising rate environment will have a positive impact on net interest income.

The Company occasionally uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. At September 30, 2014, the Company had $23.8 million in notional amount of outstanding interest rate caps, to help manage interest rate risk. Derivative financial instruments are also discussed in Part I, Item 1, Note 7 - Derivative Financial Instruments.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of September 30, 2014. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance of the achievement of the objectives described above.

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

*10.1	Third Amendment of Executive Employment Agreement dated as of August 8, 2014 by and between Registrant and Frank H. Sanfilippo.

*10.2	Employment separation and release agreement dated effective September 29, 2014 by and between Registrant and Richard C. Leuck.

*12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

*31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).

*31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).

**32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to section § 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheet at September 30, 2014 and December 31, 2013; (ii) Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Financial Statements.

* Filed herewith
** Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with two (**) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clayton, State of Missouri on the day of October 31, 2014.

ENTERPRISE FINANCIAL SERVICES CORP

By:	/s/ Peter F. Benoist
Peter F. Benoist
Chief Executive Officer

By:	/s/ Keene S. Turner
Keene S. Turner
Chief Financial Officer